Form 10-Q
period 1995-03-31
SWIFT ENERGY CO
filed 1995-05-15
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                    For the Quarterly Period Ended March 31, 1995


                            Commission File Number 1-8754


                                 SWIFT ENERGY COMPANY
                (Exact Name of Registrant as Specified in its Charter)


                    TEXAS                                  74-2073055
        (State of Incorporation)                        (I.R.S. Employer
                                                       Identification No.)


                           16825 Northchase Dr., Suite 400
                                 Houston, Texas 77060
                                    (713) 874-2700
            (Address and telephone number of principal executive offices)



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes  X   No ___


               Indicate the number of shares outstanding of each of the
                Registrant's classes of common stock, as of the latest
                                  practicable date.



                      Common Stock                  6,718,742 Shares
                    ($.01 Par Value)        (Outstanding at April 30, 1995)
                    (Class of Stock)

                                 SWIFT ENERGY COMPANY
                                        INDEX


               PART I.  FINANCIAL INFORMATION                          PAGE

               ITEM 1.   Condensed Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets

                          - March 31, 1995 and December 31, 1994          3

                         Condensed Consolidated Statements of Income

                          - For the Three-month periods ended
                              March 31, 1995 and 1994                     5

                         Condensed Consolidated Statements of
                           Stockholders' Equity

                          - March 31, 1995 and December 31, 1994          6

                         Condensed Consolidated Statements of Cash Flows

                          - For the Three-month periods ended
                              March 31, 1995  and 1994                    7

                         Notes to Condensed Consolidated Financial
                           Statements                                     8

               ITEM 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                    17

               PART II. OTHER INFORMATION

               ITEMS 1-6. None                                           24

               SIGNATURES                                                25

                                 SWIFT ENERGY COMPANY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------



                                                                                  March 31,               December 31,
                                                                                     1995                     1994
                                                                              _______________           _______________
                                                                                 (Unaudited)                (Note 1)

                 ASSETS
                 Current Assets:
                   Cash and cash equivalents                                     $  1,531,762             $    985,498
                   Accounts receivable -
                     Oil and gas sales                                             12,532,029               12,394,636
                     Associated limited partnerships
                       and joint ventures                                          13,904,695               17,899,150
                     Joint interest owners                                          4,240,136                4,335,283
                   Producing oil and gas properties
                     held for transfer                                              3,005,520                3,525,841
                   Other current assets                                               128,255                   68,010
                                                                                  ___________              ___________

                           Total Current Assets                                    35,342,397               39,208,418
                                                                                  ___________              ___________

                 Property and Equipment:
                   Oil and gas, using full-cost accounting
                     Proved properties being amortized                             97,257,030               93,368,795
                     Unproved properties not being amortized                       16,318,934               14,805,479
                                                                                  ___________              ___________

                                                                                  113,575,964              108,174,274
                   Furniture, fixtures and other equipment                          3,819,581                3,476,695
                                                                                  ___________              ___________

                                                                                  117,395,545              111,650,969
                   Less-Accumulated depreciation, depletion
                        and amortization                                          (23,533,177)             (21,364,949)
                                                                                  ___________              ___________

                                                                                   93,862,368               90,286,020
                                                                                  ___________              ___________

                 Other Assets:
                   Receivables from associated limited partnerships,
                     net of current portion                                         2,185,975                1,916,477
                   Limited partnership formation and
                     marketing costs, net of current portion                        3,162,422                2,991,873
                   Deferred charges                                                 1,242,232                1,269,955
                                                                                  ___________              ___________

                                                                                    6,590,629                6,178,305
                                                                                  ___________              ___________

                                                                                 $135,795,394              $135,672,743
                                                                                 ============              ============

                 See accompanying notes to condensed consolidated financial statements.

                                                              March 31,        December 31,
                                                                1995           1994
                                                              ______________________________
                                                              (Unaudited)      (Note 1)

          Liabilities and Stockholders' Equity

          Current Liabilities:
            Short-term bank borrowings                        $ 30,550,000     $ 27,229,000
            Accounts payable and accrued liabilities             6,634,006        9,516,005
            Payable to associated limited partnerships              35,184          637,991
            Undistributed oil and gas revenues                  14,852,256       14,962,863
                                                              ____________     ____________

                    Total Current Liabilities                   52,071,446       52,345,859
                                                              ____________     ____________

          Long-Term Debt                                        28,750,000       28,750,000
          Deferred Revenues                                      7,346,764        7,827,562
          Deferred Income Taxes                                  4,748,684        4,622,191

          Commitments and Contingencies

          Stockholders' Equity:
            Preferred stock $.01 par value, 5,000,000
              shares authorized, none outstanding                     ---               ---
            Common stock, $.01 par value, 35,000,000
              shares authorized, 6,710,412 and 6,685,137
              shares issued and outstanding,
              respectively                                         67,104            66,851
            Additional paid-in capital                         25,112,419        24,885,903
            Retained earnings                                  17,698,977        17,174,377
                                                             ____________      ____________

                                                               42,878,500        42,127,131
                                                             ____________      ____________

                                                             $135,795,394      $135,672,743
                                                             ============      ============

          See   accompanying  notes  to  condensed  consolidated  financial statements.

                                SWIFT ENERGY COMPANY
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     -------------------------------------------
                                     (Unaudited)

                                                                                     Three months ended March 31,
                                                                              _________________________________________
                                                                                     1995                     1994
                                                                              _______________           _______________
                 Revenues:
                   Oil and gas sales                                          $      4,876,041          $    4,817,270
                   Fees from limited partnerships
                     and joint ventures                                                113,430                 108,682
                   Supervision fees                                                    904,539                 943,148
                   Interest income                                                       7,484                  18,644
                   Other, net                                                          357,094                 250,791
                                                                              ________________          ______________
                                                                                     6,258,588               6,138,535
                 Costs and Expenses:
                   General and administrative, net
                     of reimbursement                                                1,306,765               1,195,331
                   Depreciation, depletion and
                     amortization                                                    2,168,229               1,688,938
                   Oil and gas production                                            1,629,379               1,142,288
                   Interest expense                                                    477,781                 358,975
                                                                              ________________          ______________
                                                                                     5,582,154               4,385,532
                                                                              ________________          ______________
                 Income before Income Taxes                                            676,434               1,753,003
                 Provision for Income Taxes                                            151,834                 542,281
                                                                              ________________          ______________
                 Income Before Cumulative Effect of Change in
                   Accounting Principle                                                524,600               1,210,722
                                                                              ________________          ______________
                 Cumulative effect of Change
                   in Accounting Principle                                                 ---             (16,772,698)
                                                                              ________________          ______________

                 Net Income                                                   $        524,600          $  (15,561,976)
                                                                              ================          ==============

                 Per share amounts -
                   Primary:
                   Income Before Cumulative Effect of Change in
                     Accounting Principle                                     $          0.08           $         0.18
                                                                              ===============           ==============

                   Cumulative effect of change in Accounting
                     Principle                                                $          ---           $        (2.54)
                   Net Income                                                 $          0.08           $       (2.36)
                                                                              ===============           ==============

                   Fully diluted:
                   Income before cumulative effect of change in
                     Accounting Principle                                     $          0.08           $         0.17
                                                                              ===============           ==============

                   Cumulative effect of change in Accounting
                     Principle                                                $          ---            $       (2.54)
                                                                              ===============           ==============
                   Net Income                                                 $          0.08           $       (2.36)
                                                                              ===============           ==============

                 Weighted Average Shares Outstanding                                 6,689,350               6,601,733
                                                                              ================          ==============

                            SWIFT ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Additional
                                                                     Common          Paid-In       Retained
                                                                   Stock (1)         Capital       Earnings            Total
                                                                  _____________________________________________________________

                 Balance, December 31, 1993                       $   60,011       $17,515,417     $36,890,286      $54,465,714
                   Stock issued for benefit plans (26,488 shares)        265           271,176             ---          271,441
                   Stock options exercised (21,472 shares)               214           176,808             ---          177,022
                   Employee stock purchase plan (29,840 shares)          298           259,683             ---          259,981
                   10% stock dividend (606,262 shares)                 6,063         6,662,819      (6,668,882)             ---
                   Net Loss                                              ---               ---     (13,047,027)     (13,047,027)
                                                                  _____________________________________________________________
                 Balance, December 31, 1994                       $   66,851       $24,885,903     $17,174,377      $42,127,131
                   Stock issued for benefit plans (22,782 shares)        228           207,587             ---          207,815
                   Stock options exercised (2,493 shares)                 25            18,929             ---           18,954
                   Net Income                                            ---               ---         524,600          524,600
                                                                  _____________________________________________________________

                 Balance, March 31, 1995                          $   67,104       $25,112,419     $17,698,977      $42,878,500
                                                                  =============================================================

                 (1) $.01 Par Value

                 See accompanying notes to condensed consolidated financial statements.

                                SWIFT ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------------
                                     (Unaudited)

                                                                                       Periods ended March 31,
                                                                                  ________________________________
                                                                                     1995               1994
                                                                                  __________          ____________

                 Cash Flows from Operating Activities:
                   Net income (loss)                                              $  524,600          $(15,561,976)
                   Adjustments to reconcile net income to net cash provided
                       by operating activities -
                     Depreciation, depletion and amortization                      2,168,229             1,688,938
                     Deferred income taxes                                           126,493               398,935
                     Deferred revenue amortization related to production payment    (464,731)             (570,629)
                     Cumulative effect of change in accounting principle                 ---            16,772,698
                     Other                                                            27,723                25,830
                     Change in assets and liabilities -
                       (Increase) decrease in accounts receivable                     27,181              (625,829)
                       Increase in accounts payable and accrued
                         liabilities, excluding income taxes payable                 522,280               457,909
                       Increase in income taxes payable                               32,322                94,095
                                                                                  __________            __________

                           Net Cash Provided by Operating Activities               2,964,097             2,679,971

                 Cash Flows From Investing Activities:
                   Additions to property and equipment                            (5,744,576)           (4,042,728)
                   Net cash received (distributed) as operator
                     of oil and gas properties                                    (4,219,442)            1,264,268
                   Property acquisition costs (incurred on behalf of)
                     reimbursed by partnerships and joint ventures                 4,245,278           (11,310,786)
                   Limited partnership formation and marketing costs                (170,549)             (381,779)
                   Prepaid drilling costs                                            (60,245)              780,217
                   Other                                                             (16,068)               (7,263)
                                                                                  __________            __________

                           Net Cash Used in Investing Activities                  (5,965,602)          (13,698,071)
                                                                                  __________            __________
                 Cash Flows From Financing Activities:
                   Net proceeds from short-term bank borrowings                    3,321,000            11,350,000
                   Net proceeds from issuances of common stock                       226,769                 7,750
                                                                                  __________            __________

                           Net Cash Provided by Financing Activities               3,547,769            11,357,750
                                                                                  __________            __________

                 Net Increase in Cash and Cash Equivalents                        $  546,264            $  339,650

                 Cash and Cash Equivalents at Beginning of Period                    985,498               636,349
                                                                                  __________            __________

                 Cash and Cash Equivalents at End of Period                       $1,531,762            $  975,999
                                                                                  ==========            ==========

                 Supplemental disclosures of cash flow information:
                 ___________________________________________________

                 Cash paid during period for interest, net of amounts
                   capitalized                                                    $      ---            $      111
                 Cash paid during period for income taxes                         $    3,019            $   11,951

          See accompanying notes to condensed consolidated financial statements.

                                 SWIFT ENERGY COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994

          (1)  General Information -

                    The   condensed   consolidated   financial   statements
               included herein have been prepared by Swift Energy Company (the "Company") and are unaudited, except for the balance sheet at December 31, 1994 which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

                    Because of  the volatility in  oil and gas  prices, the
               Company's reliance on limited partner and joint venture capital and periodic differences in the availability of commercially attractive oil and gas properties for purchase, interim results are not necessarily indicative of those for a full year.

                    Certain reclassifications have  been made to the  prior
               year balances to conform to current year presentation.

          (2)  Summary of Significant Accounting Policies -

               Oil and Gas Properties

                    For financial reporting  purposes, the Company  follows
               the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition, exploration and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in extraordinary transactions. Instead, the proceeds from the sale of oil and gas properties are treated as a reduction of

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994


               oil and gas property costs. Fees from associated oil and gas exploration and development limited partnerships are credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense.

                    Future development, site restoration, dismantlement and
               abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Company's capitalized oil and gas property costs are amortized. The Company's properties are all onshore and historically the salvage value of the tangible equipment offsets the Company's site restoration, dismantlement and abandonment costs. The Company expects this relationship will continue.

                    The  Company computes  the provision  for depreciation,
               depletion, and amortization of oil and gas properties on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized cost of oil and gas properties including future development, site restoration, dismantlement and abandonment costs but excluding costs of unproved properties, by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. The cost of unproved properties not being amortized is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized.

                    At  the end  of  each quarterly  reporting period,  the
               unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects.

               Deferred Charges

                    Legal and accounting  fees, underwriting fees, printing
               costs, and other direct expenses associated with the issuance of the Company's Convertible Subordinated Debentures in June 1993 have been capitalized and are being amortized over the life of the Debentures, which mature on June 30, 2003. The balance at March 31, 1995 of $1,242,232 is net of accumulated amortization of $182,768.

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994


               Hedging Activities

                    The  Company engages  periodically  in certain  limited
               hedging activities, but only to the extent of buying price protection floors for portions of its and the limited partnerships' oil and gas production. Costs and/or benefits derived from these price floors are accordingly recorded as a reduction or increase in oil and gas sales revenues and are not significant for any period presented.

               Deferred Revenues

                    In May 1992, the Company purchased interests in certain
               wells using funds provided by the Company's sale of a volumetric production payment in these properties. Under the terms of the production payment agreement, the Company continues to own the properties purchased but is required to deliver a minimum quantity of hydrocarbons produced from the properties (meeting certain quality and heating equivalent requirements) over a specified period. Since entering into this agreement, the Company has met all scheduled deliveries. Net proceeds from the sale of the production payment were recorded as deferred revenues. Deliveries under the production payment agreement are recorded as oil and gas sales revenues and a corresponding reduction of deferred revenues.

               Limited Partnerships and Joint Ventures

                    The  Company  forms   limited  partnerships  and  joint
               ventures for the purpose of acquiring interests in producing oil and gas properties, and since 1993, partnerships engaged
               in  drilling for  oil  and  gas  reserves.    The  Company's
               investments in associated oil and gas partnerships and its joint ventures are accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each entity's assets, liabilities, revenues and expenses is included in the appropriate classifications in the consolidated financial statements. Because the Company serves as the general partner of these entities, under state partnership law it is contingently liable for the liabilities of these partnerships, which liabilities are not material for any of the periods presented in relation to the partnerships' respective assets. These partnerships liabilities generally consist of third party borrowings from
               time to time to fund capital  expenditures   for  development
               of   oil  and  gas properties, and  will  be  repaid from  oil
               and  gas  sales proceeds of the partnerships in future periods.

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994


                    Under   the   Swift   Depositary    Interests   limited
               partnership offering ("SDI Offering") which commenced in March 1991, the Company receives a reimbursement of certain costs and a fee, both payable out of revenues. The Company bears all front-end costs of the offering and partnership formations for which it receives an interest in the partnerships. Prior to 1994, the Company recognized as revenue, fees (earned interests) received in the form of additional interests in producing oil and gas properties acquired by these entities. As described in Note 3, effective January 1, 1994, the Company changed its revenue recognition policy for earned interests and under its newly adopted policy, will no longer recognize earned interests as revenue.

                    The  Company acquires and  transfers producing  oil and
               gas properties to the entities at cost, including interest, other carrying costs, closing costs, and screening and evaluation costs of properties not acquired, or in certain instances at fair market value based upon the opinion of an independent expert. These costs are reduced by net operating revenues from the effective date of the acquisition to the date of transfer to the entities.

                    Certain designated  oil and gas  properties acquired in
               advance of formation of partnerships or joint ventures and held by the Company pending resale to those partnerships or joint ventures are classified as "Producing oil and gas properties held for transfer".

                    Commencing  September  15,  1993,  the   Company  began
               offering, on a private placement basis, general and limited partnership interests in Swift Energy Drilling Ventures ("SEDV Offering"), a series of limited partnerships to be formed, and under which approximately $9,000,000 had been raised through March 31, 1995. As Managing General Partner, the Company pays for all front-end costs incurred in connection with this offering, for which the Company receives an
               interest  in  the partnerships.    The  proceeds are  to  be
               invested in development drilling (approximately 50%) and exploratory drilling (approximately 25%), with the remaining 25% dependent upon the results of the initial drilling activities. The first three partnerships closed December 8, 1993, July 18, 1994, and March 15, 1995.

                    Costs of syndication,  registration, and  qualification
               of the SDI and SEDV limited partnerships incurred by the Company have been deferred. Under the current SDI and SEDV limited partnership offering, selling and formation costs

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994


               borne by the Company serve as the Company's general partner contribution to such partnerships.

               Income Taxes

                    The Company accounts  for Income Taxes  using Statement
               of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Prior to the adoption of SFAS No. 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.

                    Income taxes for the interim periods have been provided
               using the estimated annualized effective tax rate.

               Income (Loss) Per Share

                    Primary income (loss) per share has been computed using
               the weighted average number of common shares outstanding during the respective periods. Stock options and warrants outstanding do not have an effect on primary income (loss) per share. The Company's Convertible Subordinated Debentures are not common stock equivalents for the purpose of computing primary income (loss) per share.

                    Primary income  (loss) per share has been retroactively
               restated in all periods presented to give recognition to an equivalent change in capital structure as a result of a 10% stock dividend. On September 6, 1994, the Company declared a 10% stock dividend to shareholders of record on September 19, 1994, which was distributed on September 29, 1994, resulting in an additional 606,262 shares being issued.

                    The calculation  of  fully diluted  income  (loss)  per
               share assumes conversion of the Company's Convertible Subordinated Debentures as of the beginning of the period and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. The conversion price of the Convertible Subordinated Debentures was revised to reflect the 10% stock dividend declared September 6, 1994. The original conversion price was $13.50 per common share and the revised conversion price per common share is $12.27. Fully diluted income (loss) per share has also been retroactively restated for all periods presented to give effect to the resulting

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994


               conversion price revision stemming from the 10% stock dividend. The weighted average number of shares used in the computation of fully diluted per share amounts were 8,981,799 for the three-month period ended March 31, 1994. During 1995 such amounts were antidilutive.

          (3)  Change in Accounting Principle

               In the fourth quarter of 1994, the Company changed its revenue recognition policy for earned interests, effective January 1, 1994. Under the Company's newly adopted method of accounting for earned interests, such amounts will not be recognized as income. This change was made as the result of a transition in the Company's current business activities and changes in the oil and gas limited partnership syndication markets. The Company feels the change in policy results in more comparable financial statements in relation to its current business focus and in comparison to its current peers and competitors in the oil and gas exploration and production industry.

               The effect of the change on the 1994 first quarter results was to increase income before cumulative effect of change in accounting principle by approximately $400,000 or $.06 per share. This increase was a result of the decrease in depletion expense more than offsetting the decrease in revenues as a result of not recognizing earned interests. The cumulative effect of this change in accounting principle resulted in a first quarter 1994 adjustment of $16,772,698 or $(2.54) per share (after reduction for income taxes of $8,640,481), to retroactively apply the new method, thereby reducing net income for the three-month period ended March 31, 1994.

          (4)  Short-Term Bank Borrowings

                    The Company had  available through a two bank  group, a
               revolving line of credit of $35,000,000 at March 31, 1995 and $29,000,000 at December 31, 1994 bearing interest at the banks' base rate plus 0.5% (9.5% at March 31, 1995 and 9% at December 31, 1994), secured by the Company's interests in certain oil and gas properties and general partner interests. This facility also allows, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR") plus 2.25%. Of the $24,600,000 balance outstanding at March 31, 1995, $15,000,000 was at the LIBOR plus 2.25% rate (8.49%). At
               December   31,   1994,   $14,000,000  of   the   $18,600,000
               outstanding  was at the  LIBOR plus  2.25% rates  (7.875% on

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994


               $3,000,000),  (8.1875%   on   $6,000,000),  and   (8.5%   on
               $5,000,000). The outstanding amounts under this facility at March 31, 1995 ($24,600,000) and at December 31, 1994
               ($18,600,000) were borrowed primarily to fund the advance purchase of producing properties on behalf of affiliated partnerships and/or joint ventures to be subsequently reimbursed and to fund the Company's working capital and capital expenditures needs.

                    The  terms of  the  revolving line  of credit  include,
               among other restrictions, a limitation on the level of cash dividends (not to exceed $424,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company presently intends to continue a policy of using retained earnings for expansion of its business. As of March 31, 1995 and December 31, 1994, the Company was in compliance with the provisions of these agreements. The revolving line of credit extends through May 1, 1996.

                    The  Company's second  credit  line  is an  Acquisition
               Advance Agreement with the same two bank group, bearing interest at the greater of (a) the bank's base rate plus 1% (10% at March 31, 1995) or (b) the Federal Funds rate plus 1.5%, to be secured by producing oil and gas properties acquired and held for transfer. At March 31, 1995, $950,000 had been borrowed under this agreement to fund the advance purchase of producing properties on behalf of affiliated partnerships and/or joint ventures to be subsequently reimbursed. This credit agreement extends through June 15, 1995.

                    The Company's  third credit facility is  an amended and
               restated revolving line of credit with the lead bank for $5,000,000 bearing interest at the bank's base rate (9% at March 31, 1995 and 8.5% at December 31, 1994), secured by certain Company receivables. At both March 31, 1995, and December 31, 1994 $5,000,000 was outstanding under this facility. This credit facility extends through May 1, 1996.

                    In addition to interest on these credit facilities, the
               Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts outstanding plus the amount of all outstanding

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994


               letters of credit during the period. The fee on the Acquisition Advance Agreement is .5% of the amount of the advance. The aggregate amounts of commitment fees paid by the Company were $23,000 for the first three months of 1995 and $150,000 for the twelve month period in 1994.

          (5)  Long-Term Debt

                    The Company's long-term debt consists of $28,750,000 of
               6.5% Convertible Subordinated Debentures ("Debentures"). The Debentures were issued on June 30, 1993, and will mature on June 30, 2003. The Debentures are convertible into common stock of the Company by the holders at any time prior to maturity at a conversion price of $12.27 per share, subject to adjustment upon the occurrence of certain events. The conversion price reflects an adjustment of the original conversion price of $13.50 per share to reflect the 10% stock dividend declared September 6, 1994 and distributed September 29, 1994. Interest on the Debentures is payable semi-annually on June 30, and December 31, commencing with the payment made at December 31, 1993. After June 30, 1997 (or in certain circumstances after June 30, 1996), the
               Debentures are redeemable for cash at the option of the Company, with certain restrictions, at 104.55% of principal, declining to 100.65% in 2002. Upon certain changes in control of the Company, if the price of the Company's common stock is not above certain levels each holder of Debentures will have the right to require the Company to repurchase the Debentures at the principal amount thereof, together with accrued and unpaid interest to the date of repurchase but after the repayment of any Senior Indebtedness, as defined.

                    Interest   expense   on   the   Debentures,   including
               amortization of debt issuance costs, totaled $494,910 for the three-month period ending March 31, 1995. Interest expense on the Debentures, including amortization of debt issuance costs, totaled $1,973,931 for the twelve-month period ending December 31, 1994.

          (6)  Stockholders' Equity

                    On September  6, 1994, the Company declared a 10% stock
               dividend to shareholders of record on September 19, 1994, which was distributed on September 29, 1994. The transaction was valued based on the closing price ($11.00) of the Company's common stock on the New York Stock Exchange on September 6, 1994. As a result of the issuance of 606,262 shares of the Company's Common Stock as a dividend, retained earnings were reduced $6,668,882, with the Common

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994


               Stock and additional paid-in capital accounts increased by the same amount. Primary and fully diluted income (loss) per share has been restated for all periods presented to reflect the effect of the stock dividend.

          (7)  Foreign Activities

               Russia

                    On   September   3,   1993,  the   Company   signed   a
               Participation Agreement with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia. The Company will receive a minimum 5% net profits interest from the sale of hydrocarbon products from the fields for providing managerial, technical and financial support to Senega limited to an initial budgeted capital expenditure of less than $5,000,000. At March 31, 1995 the Company's investment in Russia was approximately $4,540,000 and is included in the unproved properties portion of oil and gas properties.

               Venezuela

                    The  Company  formed a  wholly-owned  subsidiary, Swift
               Energy de  Venezuela, C.A. for  the purpose of  submitting a bid on August 5, 1993 under the Venezuelan Marginal Oil Field Reactivation Program on the Quiriquire Unit located in Northeastern Venezuela. Swift (together with a minority interest holder) was one of six bidders on the Quiriquire Unit. The Company did not win the bid for the Quiriquire Unit; however, other fields and opportunities are continuing to be evaluated in Venezuela. At March 31, 1995 the Company's investment in Venezuela was approximately $880,000 and is included in the unproved properties portion of oil and gas properties net of impairments of $45,668.

          (8)  Acquisition of Properties by Swift

                    During the second quarter of 1994, the Company acquired
               approximately $18,100,000 of producing oil and gas properties in a single acquisition transaction. Approximately $13,200,000 of the properties were transferred to affiliated partnerships formed under the Company's SDI offering, approximately $1,900,000 of the properties were retained by the Company for its own account and the remaining amount of approximately $3,000,000 is included as a current asset in "producing oil and gas properties held for transfer" at March 31, 1995.

                                 SWIFT ENERGY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               LIQUIDITY AND CAPITAL RESOURCES

                    The  Company's capital  historically has  been provided
               principally by public and private limited partnerships and joint ventures, which are sponsored, formed, and managed by the Company, and to a lesser degree by equity offerings. Supplemental cash and working capital are provided through internally generated cash flow and through financing arrangements with banks. In the second quarter of 1993, the Company successfully completed its first public debt offering.

                    On  June 30,  1993, the  Company issued  $28,750,000 of
               Convertible Subordinated Debentures (Debentures) due June 30, 2003, in a public offering. Proceeds of the offering have been used primarily to acquire producing oil and gas properties and to finance the Company's expanding exploration and development programs. The principal terms of these Debentures are described in Note 5 to the Company's condensed financial statements included herein.

                    Prior to 1993, the partnership syndication business provided the primary source of capital to the Company and represented a significant source of income to the Company.
          However, since the Company began offering oil and gas income partnerships in 1984, the size of the oil and gas limited partnership market, the availability of limited partner capital, and the number of competitors in the business have shrunk considerably, leaving the Company as one of few, if not the only, public income partnership syndicator remaining. These changes in the industry, together with changes in the oil and gas pricing cycle, have led the Company to increase its focus on exploration and development drilling activities from 1993 to the present, and develop alternative capital sources for oil and gas exploration and acquisition activities.

                    The Company offers interests  in oil and gas production
               partnerships under its Swift Depositary Interests (SDI), offering. Under the SDI structure, the Company pays all of the front-end partnership offering and formation costs, now estimated to average approximately 16% of total investor subscriptions over the remaining life of the program, depending on the level of fund sales.

                    Through March 31, 1995, under the SDI offering, approxi-
               mately $3,700,000 had been raised. Due to market conditions, the formation of the first two partnerships to be organized during 1995 was delayed from the end of the first quarter until April 28, 1995, with total subscriptions of approximately
               $7,000,000.   This amount  compares to funds raised through






                                 SWIFT ENERGY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               March 31, 1994 of $3,800,000 and total subscriptions of the first two 1994 partnerships of $7,100,000, formed on April 15, 1994.

                    On  March  15,  1995,  the  Company  closed  the  third
               partnership under its private placement offering, Swift Energy Drilling Ventures (SEDV), of both general and limited partnership interests. As Managing General Partner, the Company anticipates that the $5,000,000 of subscriptions will be invested by the partnership in development drilling (approximately 50%) and exploratory drilling (approximately 25%), with the use of the remaining 25% dependent upon the results of initial drilling activities. The Company anticipates formation of at least one additional SEDV partnership in 1995.

                    The Company has established credit facilities which are
               used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures, and to provide working capital. The principal terms and restrictions of these credit facilities are described in Note 4 to the Company's condensed financial statements included herein. Outstanding amounts under the Company's credit facilities have fluctuated and will continue to fluctuate as borrowings are made and repaid in connection with the timing of property purchases and sales and working capital needs.

                    At  December  31,  1994,  the  Company had  $27,229,000
               outstanding under these borrowing arrangements. The credit facilities were used to finance approximately $8,000,000 of
               producing  oil and  gas property  purchases.   Approximately
               $4,500,000 of these properties were placed into partnerships at December 31, 1994, as reflected in the "Associated limited partnerships and joint ventures" receivable account
               on the  balance sheet.   The Company  received reimbursement
               for that amount in January 1995. The remaining $3,500,000 of these properties are reflected in the "Producing oil and gas properties held for transfer" account on the balance sheet. The Company used the remainder of the outstanding balance on the credit facilities, along with internally generated cash flow, principally to fund the Company's capital expenditures in 1994, and to a lesser extent, to provide working capital.

                     At  March  31,  1995,   the  Company  had  $30,550,000
               outstanding under these borrowing arrangements. The $3,321,000 borrowed since year-end was primarily used to

                                 SWIFT ENERGY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               fund a substantial portion of the Company's first quarter 1995 capital expenditures described below.

                    At March  31, 1995, limited  partnership formation  and
               marketing costs (which under the current offerings are borne
               by the   Company as  part of the Company's  general  partner
               contribution)   amounted  to  $3,162,422,   an  increase  of
               $170,549, when compared with the December 31, 1994 balance. Due to the deferred formation of the first two 1995 SDI partnerships until after the end of the first quarter, this increase will be exceeded by the decrease in formation and marketing costs of approximately $813,000 to occur in the second quarter based upon subscriptions of approximately $7,000,000.

                    The Company's  working  capital deficit  has  increased
               over the last three months, from deficit working capital of $13,137,441 at December 31, 1994 to deficit working capital of $16,729,049 at March 31, 1995. This decrease is primarily the result of the investment of a portion of current working capital into oil and gas property assets as described under capital expenditures below, intended to increase the Company's revenues from oil and gas sales, and in turn the Company's cash flow from operations in future periods.

                    Due to the nature of the Company's business highlighted
               above,   the  individual   components  of   working  capital
               fluctuate considerably from month to month.

                    The  Company believes that  1995 anticipated internally
               generated cash flows (expected to increase as the Company receives its portion of oil and gas revenues in a growing number of wells) will be sufficient to finance the costs associated with its currently budgeted capital expenditures. Further liquidity needs may also be met by the addition of credit facilities based upon the value of any producing properties proposed to be acquired, or future debt or equity offerings.

               Capital Expenditures

                    Additions to property, plant and equipment during the first three months of 1995 were $5,744,576. These capital expenditures include: (a) $2,000,000 of drilling costs, both exploratory and developmental; (b) $1,800,000 of prospect costs (principally prospect leasehold, seismic and geological costs of unproven prospects for the Company's account); (c) $1,000,000 to fund the Company's general partner capital contribution to the

                                 SWIFT ENERGY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          partnership formed under its SEDV offering; (d) $600,000 invested in foreign business opportunities in Russia (approximately $530,000) and in Venezuela (approximately $70,000), as described in Note 7 to the Company's condensed financial statements included herein and (e) $300,000 spent for furniture and fixtures, primarily computer equipment. In the remaining nine months of 1995, the Company expects capital expenditures to be approximately $32,000,000, including investments in all areas in which investments were made during the first quarter of the year as described above.

               Net Cash From Operations

                    For the  three month period ended March  31, 1995, cash
               flows from operating activities increased to $2,964,097 as compared to $2,679,971 during the first three months of
               1994.    The  three-month  1995  increase  of  $284,126  was
               primarily due to the cash flow from oil and gas sales, even though average gas prices received were 26% lower than a year earlier, as discussed below. Oil and gas sales increased $164,669 or 4%, exclusive of the non-cash amortization of deferred revenues associated with the Company's volumetric production payment.

               Change in Assets and Liabilities

                    Balance  sheet  changes   in  accounts  receivable  and
               producing oil and gas properties held for transfer, are principally determined by the timing of property purchases and payments made by and to the Company relating to the Company's management of its affiliated partnerships. The first quarter 1995 activity is evidenced by the change in the balance sheet caption "Accounts receivable - Associated limited partnerships and joint ventures" as the Company was reimbursed from the partnerships for approximately $4,500,000 of producing properties placed into partnerships at December 31, 1994.

                    The increase of $1,500,000 in "Unproved properties  not
               being amortized" was a result of the $1,800,000 in prospect costs and the $600,000 invested in foreign business opportunities as described above. Approximately $900,000 in prospect costs previously classified as unproved properties, which are not amortized, were reclassified during the first quarter of 1995 to proved properties subject to amortization. These expenditures on prospect costs and the reclassification are a direct result of the Company's increased drilling activity.

                                 SWIFT ENERGY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               RESULTS OF OPERATIONS-
                 Three Months Ended March 31, 1995 and 1994

                    Effective  January 1,  1994,  the Company  changed  its
               revenue recognition policy for earned interests. Earned interests represented revenues in the form of interests in proved developed oil and gas properties conveyed to affiliated limited partnerships and joint ventures formed in connection with the Company's organization and management of limited partnerships and joint ventures, representing the difference between the Company's capital contributions to each partnership or joint venture and its earned revenue interest in the partnership's or ventures properties (based upon the expected levels of cash distributions to the limited partners or joint ventures). Under the Company's newly adopted method of accounting for earned interests, such amounts will not be recognized as revenues. See additional discussion in Note 3 to the Company's condensed financial statements included herein.

                    Net income of $524,600 and earnings per  share of $0.08
               decreased 57% in the first quarter of 1995 when compared to "Income before cumulative effect of change in accounting principle" of $1,210,722 and earnings per share of $0.18 in
               the  same  period for  1994.    Lower net  income  primarily
               reflected the effect on revenues of substantially lower gas prices. The first quarter 1994 net loss of $15,561,976 included a cumulative effect of a change in accounting principle (see
               Note 3 to the Company's condensed financial statements included herein) of $16,772,698.

                   Revenues

                    The 2% increase in revenues during the first quarter of
               1995 from that of the comparable period in 1994 is due primarily to the increase in oil and gas sales.

                    Oil and Gas Sales.   Oil and gas sales increased  1% to
               $4,876,041 in the first three months of 1995, compared to $4,817,270 for the comparative period in 1994. The 35% increase in oil production and the 4% increase in gas production were primarily the result of (1) the acquisition of interests in producing properties by Swift for its own account in late 1993 and in the third quarter of 1994, and
               (2) production from exploratory and developmental wells drilled in late 1994 and in the first quarter of 1995.

                    Oil and gas  sales comprised 78% of  total revenues for
               the first quarter  of both 1995 and  1994.  The majority  of

                                 SWIFT ENERGY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas sales to continue to increase as a direct consequence of the addition of oil and gas reserves through the Company's interest in a growing number of partnerships formed under the SDI offering and through its active drilling programs. The Company's net sales volume (including the volumetric production payment) in the first quarter of 1995 increased by 12% (267,114 equivalent Mcf) over volumes in the comparable 1994 period, however, due to the price mix received, oil and gas sales revenues increased only 1%.

                    Offsetting the effect of the 26% decrease in gas prices
               were (1) oil prices increased 32% (comparing average prices received over the respective three-month periods) (2) oil production increased 35%, and (3) gas production increased 4%.

                    The  following  table  provides additional  information
               regarding the Company's oil and gas sales.

                                             NET SALES VOLUME         AVERAGE SALES PRICE

                                         Oil (Bbls)    Gas (Mcf)    Oil (Bbl)     Gas (Mcf)

          1994:

          3 MONTHS
          ENDED 3/31/94                   99,992       1,643,348    $11.80        $2.21

          1995:

          3 MONTHS
          ENDED 3/31/95                  134,626       1,702,658    $15.61        $1.63

                    Supervision Fees.   Supervision fees decreased  4% when
               comparing the first  three months of 1995  to the comparable
               1994 period.    The portion  of these  fees attributable  to
               producing well overhead decreased 7% in 1995 due to the decrease in the number of wells the Company operates. The portion of these fees attributable to drilling well overhead increased 61% in 1995 due to the Company's increased company operated drilling activity.

                   Expenses

                    Total  expenses for  the three  months ended  March 31,

                                 SWIFT ENERGY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               1995 increased 27% over the comparable period in 1994, as compared to the 2% increase in revenues.

                    General  and  administrative  expenses  for  the  first
               quarter of 1995 increased $111,434 or 9% when compared to the same period in 1994, primarily due to salary increases as the Company employed 209 employees compared to 188 a year earlier.

                    The  43%  increase  in  oil and  gas  production  costs
               relates to the growth in the Company's interests in producing properties and the related sale of increased quantities (12%) of oil and gas therefrom. However, the current period also included significant one time workover and remedial work expenses intended to enhance future production from those wells involved. Further, well insurance costs and ad valorem taxes incurred in the first quarter of 1995 were substantially higher than the corresponding amounts in the first quarter of 1994.

                    The  28%   increase  in  depreciation,   depletion  and
               amortization (DD&A) relates to the sale of increased quantities of oil and gas, offset somewhat by an increase in reserve quantities; however, the depletable full cost pool base increased between the two periods, resulting in an overall depletion expense increase.

                    Interest  expense for the first three months of 1995 on
               the Debentures, including amortization of debt issuance costs, totaled $494,910. Interest expense on the credit facilities, including commitment fees, totaled $653,701 for the three-month period ended March 31, 1995. Of these amounts, $670,830 was capitalized primarily as a result of the Company's exploration, partnership, and foreign business development activities. This compares to interest expense on the Debentures for the first three months of 1994, totaling $493,017 including amortization of debt issuance costs. Interest expense on the credit facilities, including commitment fees, totaled $193,359 for the three-month period ended March 31, 1994. Of the 1994 amounts, $327,401 was capitalized primarily as part of oil and gas property costs and reimbursements from certain affiliated partnerships for interest related to a portion of the Debenture proceeds used to fund the advance purchase of producing oil and gas properties on behalf of the affiliated partnerships.

                                 SWIFT ENERGY COMPANY
                             PART II. - OTHER INFORMATION




          Item 1.   Legal Proceedings - N/A

          Item 2.   Changes in Securities - N/A

          Item 3.   Defaults Upon Senior Securities - N/A

          Item 4.   Submission of Matters to a Vote of Security
                    Holders - N/A

          Item 5.   Other Information - N/A

          Item 6.   Exhibits & Reports on Form 8K - None

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SWIFT ENERGY COMPANY


                                             (Registrant)

          Date: May 12, 1995            By:(Original Signed By)
                                            _____________________________
                                            John R. Alden
                                            Sr.Vice President, Secretary/
                                            Principal Financial Officer


          Date: May 12, 1995            By:(Original Signed By)
                                           ______________________________
                                            Alton D. Heckaman, Jr.
                                            Vice President,
                                            Controller and Principal
                                            Accounting Officer