Form 10-Q
period 1995-06-30
SWIFT ENERGY CO
filed 1995-08-14
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                     For the Quarterly Period Ended June 30, 1995


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


                                 Yes __X__   No ____


               Indicate the number of shares outstanding of each of the
                Registrant's classes of common stock, as of the latest
                                  practicable date.



                      Common Stock                 11,756,431 Shares
                    ($.01 Par Value)        (Outstanding at July 31, 1995)
                    (Class of Stock)

                                 SWIFT ENERGY COMPANY
                                      FORM 10-Q
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                        INDEX


          PART I.  FINANCIAL INFORMATION                              PAGE

          ITEM 1.  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets

                - June 30, 1995 and December 31, 1994                  3

               Condensed Consolidated Statements of Income

                - For the Three-month and Six-month periods
                    ended June 30, 1995 and 1994                       5

               Condensed Consolidated Statements of
                 Stockholders' Equity

                - June 30, 1995 and December 31, 1994                  6

               Condensed Consolidated Statements of Cash Flows

                - For the Three-month and Six-month periods
                    ended June 30, 1995  and 1994                      7

               Notes to Condensed Consolidated Financial
                 Statements                                            8

          ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      17

          PART II. OTHER INFORMATION

          ITEMS 1-3. None                                             26

          ITEM 4.  Submission of Matters to a Vote of Security
                   Holders                                            26

          ITEM 5-6.  None                                             26

          SIGNATURES                                                  27

                                         SWIFT ENERGY COMPANY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS




                                                           June 30,        December 31,
                                                             1995              1994
                                                        _____________    ______________
                                                         (Unaudited)        (Note 1)

            ASSETS

            Current Assets:
              Cash and cash equivalents                 $   1,848,864     $   985,498
              Accounts receivable -
                Oil and gas sales                          11,854,142      12,394,636
                Associated limited partnerships
                  and joint ventures                       14,606,462      17,899,150
                Joint interest owners                       2,582,193       4,335,283
              Producing oil and gas properties
                held for transfer                                 ---       3,525,841
              Other current assets                            138,243          68,010
                                                        -------------     -----------
                  Total Current Assets                     31,029,904      39,208,418
                                                        -------------     -----------

            Property and Equipment:
              Oil and gas, using full-cost accounting
                Proved properties being amortized         102,561,213      93,368,795
                Unproved properties not being amortized    17,860,511      14,805,479
                                                         ------------     -----------
                                                          120,421,724     108,174,274
              Furniture, fixtures and other equipment       3,891,338       3,476,695
                                                         ------------     -----------
                                                          124,313,062     111,650,969
              Less-Accumulated depreciation, depletion
                   and amortization                       (25,367,386)    (21,364,949)
                                                         ------------     -----------
                                                           98,945,676      90,286,020
                                                         ------------     -----------
            Other Assets:
              Receivables from associated limited
                partnerships, net of current portion        2,180,589       1,916,477
              Limited partnership formation and
                marketing costs, net of current portion     2,901,928       2,991,873
              Deferred charges                              1,214,509       1,269,955
                                                         ------------     -----------
                                                            6,297,026       6,178,305
                                                         ------------     -----------
                                                        $ 136,272,606   $ 135,672,743
                                                         ============     ===========


            See accompanying notes to condensed consolidated financial statements.

                                         SWIFT ENERGY COMPANY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                  June 30,        December 31,
                                                                    1995              1994
                                                               _____________    ______________
                                                                (Unaudited)        (Note 1)

            Liabilities and Stockholders' Equity

            Current Liabilities:
              Short-term bank borrowings                     $   31,300,000    $    27,229,000
              Accounts payable and accrued
                liabilities                                       4,916,777          9,516,005
              Payable to associated limited
                partnerships                                        820,457            637,991
              Undistributed oil and gas revenues                 14,661,162         14,962,863
                                                             --------------    ---------------
                  Total Current Liabilities                      51,698,396         52,345,859
                                                             --------------    ---------------


            Long-Term Debt                                       28,750,000         28,750,000
            Deferred Revenues                                     6,919,411          7,827,562
            Deferred Income Taxes                                 4,929,223          4,622,191

            Commitments and Contingencies

            Stockholders' Equity:
              Preferred stock $.01 par value, 5,000,000
                shares authorized, none outstanding                    ---                 ---
              Common stock, $.01 par value, 35,000,000
                shares authorized, 6,756,431 and
                6,685,137 shares issued and outstanding,
                respectively                                         67,564             66,851
              Additional paid-in capital                         25,477,760         24,885,903
              Retained earnings                                  18,430,252         17,174,377
                                                             --------------    ---------------
                                                                 43,975,576         42,127,131
                                                             --------------    ---------------
                                                             $  136,272,606    $   135,672,743
                                                             --------------    ---------------

            See accompanying notes to condensed consolidated financial statements.

                                         SWIFT ENERGY COMPANY
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              (Unaudited)


                                        Three months ended         Six months ended
                                              June 30,                  June 30,
                                      ------------------------   ------------------------
                                          1995          1994        1995         1994
                                      ___________  ___________   ___________  ___________
            Revenues:
              Oil and gas sales       $ 4,866,432  $ 4,662,036   $ 9,742,473  $  9,479,306
              Fees from limited
                partnerships and
                joint ventures            134,653      233,640       248,083       342,322
              Supervision fees            959,937      951,924     1,864,476     1,895,072
              Interest income              11,126        2,199        18,610        20,843
              Other, net                  592,762      257,155       949,856       507,946
                                      -----------  -----------   -----------  ------------
                                        6,564,910    6,106,954    12,823,498    12,245,489
                                      -----------  -----------   -----------  ------------

            Costs and Expenses:
              General and administra-
                tive, net of
                reimbursement           1,445,297    1,220,972     2,752,062     2,416,303
              Depreciation, depletion
                and amortization        1,834,209    1,802,483     4,002,438     3,491,421
              Oil and gas production    1,707,413    1,218,091     3,336,792     2,360,379
              Interest expense            612,543      402,428     1,090,324       761,403
                                      -----------  -----------   -----------  ------------
                                        5,599,462    4,643,974    11,181,616     9,029,506
                                      -----------  -----------   -----------  ------------
            Income before Income
              Taxes                       965,448    1,462,980     1,641,882     3,215,983
            Provision for Income
              Taxes                       234,173      386,903       386,007       929,184
                                      -----------  -----------   -----------  ------------
            Income Before Cumulative
              Effect of Change in
              Accounting Principle        731,275    1,076,077     1,255,875     2,286,799
            Cumulative Effect of
              Change in Accounting
              Principle                       ---          ---           ---   (16,772,698)
                                      -----------  -----------   -----------  ------------
            Net Income                $   731,275  $ 1,076,077   $ 1,255,875  $(14,485,899)
                                      =========== ============   ===========  ============

            Per share amounts -
              Primary:
              Income Before Cumulative
                Effect of Change in
                Accounting Principle  $      0.11  $      0.16   $      0.19  $      0.35
                                      ===========  ===========   ===========  ===========
              Cumulative Effect of
                Change in Accounting
                Principle             $       ---  $       ---   $       ---  $     (2.54)
                                      ===========  ===========   ===========  ===========
              Net Income              $      0.11  $      0.16   $      0.19  $     (2.19)
                                      ===========  ===========   ===========  ===========

              Fully diluted:
              Income Before Cumulative
                Effect of Change in
                Accounting Principle  $      0.11  $      0.15   $      0.19  $      0.32
                                      ===========  ===========   ===========  ===========
              Cumulative Effect of
               Change in Accounting
                Principle             $       ---  $       ---   $       ---  $     (2.54)
                                      ===========  ===========   ===========  ===========
              Net Income              $      0.11  $      0.15   $      0.19  $     (2.19)
                                      ===========  ===========   ===========  ===========


            Weighted Average Shares
              Outstanding               6,723,635    6,625,105     6,706,492    6,613,419
                                      ===========  ===========   ===========  ===========

                                 SWIFT ENERGY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                                        Additional
                                           Common       Paid-In       Retained
                                          Stock (1)     Capital       Earnings         Total
                                          ---------   -----------    -----------    -----------

            Balance, December 31, 1993     $60,011    $17,515,417    $36,890,286    $54,465,714
              Stock issued for benefit
                plans (26,488 shares)          265        271,176            ---        271,441
              Stock options exercised
                (21,472 shares)                214        176,808            ---        177,022
              Employee stock purchase
                plan (29,840 shares)           298        259,683            ---        259,981
              10% stock dividend
                (606,262 shares)             6,063      6,662,819     (6,668,882)           ---
              Net Loss                         ---            ---    (13,047,027)   (13,047,027)
                                           -------    -----------    -----------    -----------

            Balance, December 31, 1994     $66,851    $24,885,903    $17,174,377    $42,127,131
              Stock issued for benefit
                plans (31,112 shares)          311        283,463            ---        283,774
              Stock options exercised
                (2,493 shares)                  25         18,929            ---         18,954
              Employee stock purchase
                plan (37,689 shares)           377        289,465            ---        289,842
              Net Income                       ---            ---      1,255,875      1,255,875
                                           -------    -----------    -----------    -----------

            Balance, June 30, 1995         $67,564    $25,477,760    $18,430,252    $43,975,576
                                           =======    ===========    ===========    ===========

            (1) $.01 Par Value





            See accompanying notes to condensed consolidated financial statements.

                                         SWIFT ENERGY COMPANY
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (Unaudited)


                                                               Six Months ended June 30,
                                                            -----------------------------
                                                                 1995           1994
                                                            _____________   _____________

            Cash Flows from Operating Activities:
              Net income (loss)                             $   1,255,875   $ (14,485,899)
              Adjustments to reconcile net income to
                  net cash provided
                  by operating activities -
                Depreciation, depletion and amortization        4,002,438       3,491,421
                Deferred income taxes                             307,032         693,020
                Deferred revenue amortization related
                  to production payment                          (910,532)     (1,043,746)
                Cumulative effect of change in accounting
                  principle                                           ---      16,772,698
                Other                                              55,446          51,660
                Change in assets and liabilities -
                  (Increase) decrease in accounts
                     receivable                                    24,074        (606,588)
                  Increase (decrease) in accounts payable
                    and accrued liabilities, excluding
                    income taxes payable                           36,416        (108,407)
                  Increase in income taxes payable                 39,182         172,269
                                                            -------------      ----------
                     Net Cash Provided by Operating
                     Activities                                 4,809,931       4,936,428
                                                            -------------      ----------


            Cash Flows From Investing Activities:
              Additions to property and equipment             (12,572,148)    (13,999,904)
              Net cash received (distributed) as operator
                of oil and gas properties                      (2,788,663)     (2,498,691)
              Property acquisition costs (incurred on
                behalf of) reimbursed by partnerships and
                joint ventures                                  6,818,529     (20,710,107)
              Limited partnership formation and marketing
                costs                                                 ---        (241,212)
              Prepaid drilling costs                              (70,233)      1,226,430
              Other                                                 2,380         (27,997)
                                                            -------------      ----------
                    Net Cash Used in Investing Activities      (8,610,135)    (36,251,481)
                                                            -------------      ----------

            Cash Flows From Financing Activities:
              Net proceeds from short-term bank borrowings      4,071,000      30,529,902
              Net proceeds from issuances of common stock         592,570         554,672
                                                            -------------      ----------
                    Net Cash Provided by Financing
                      Activities                                4,663,570      31,084,574
                                                            -------------      ----------

            Net Increase (Decrease) in Cash and Cash
              Equivalents                                   $     863,366      $ (230,479)

            Cash and Cash Equivalents at Beginning
              of Period                                           985,498         636,349
                                                            -------------      ----------

            Cash and Cash Equivalents at End of Period      $   1,848,864      $  405,870
                                                            =============      ==========

            Supplemental disclosures of cash flow
              information:

            Cash paid during period for interest, net
              of amounts capitalized                        $   1,035,012      $  761,577
            Cash paid during period for income taxes        $      49,793      $   11,951

            See accompanying notes to condensed consolidated financial statements.

                                 SWIFT ENERGY COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

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

          (2)  Summary of Significant Accounting Policies -

               Oil and Gas Properties

                    For financial reporting  purposes, the Company  follows
               the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition, exploration and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in extraordinary transactions. Instead, the proceeds from the sale of oil and gas properties are treated as a reduction of oil and gas property costs. Fees from associated oil and gas exploration and development limited partnerships are

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

               credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense.

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

               Deferred Charges

                    Legal and accounting  fees, underwriting fees, printing
               costs, and other direct expenses associated with the issuance of the Company's Convertible Subordinated Debentures in June 1993 have been capitalized and are being amortized over the life of the Debentures, which mature on June 30, 2003. The balance at June 30, 1995 of $1,214,509 is net of accumulated amortization of $210,491.

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

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

               Limited Partnerships and Joint Ventures

                    The  Company  forms  limited  partnerships   and  joint
               ventures for the purpose of acquiring interests in producing oil and gas properties, and since 1993, partnerships engaged in drilling for oil and gas reserves. The Company's investments in associated oil and gas partnerships and its joint ventures are accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each entity's assets, liabilities, revenues and expenses is included in the appropriate classifications in the consolidated financial statements. Because the Company serves as the general partner of these entities, under state partnership law it is contingently liable for the liabilities of these partnerships, which liabilities are not material for any of the periods presented in relation to the partnerships' respective assets. These partnerships' liabilities generally consist of third party borrowings from time to time to fund capital expenditures for development of oil and gas properties, and will be repaid from oil and gas sales proceeds of the partnerships in future periods.

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

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

                    Commencing  September  15,   1993,  the  Company  began
               offering, on a private placement basis, general and limited partnership interests in limited partnerships formed to drill for oil and gas. As Managing General Partner, the Company pays for all front-end costs incurred in connection with this offering, for which the Company receives an interest in the partnerships. Through June 30, 1995, approximately $9,000,000 had been raised in three partnerships in which the proceeds are being invested in development drilling (approximately 50%) and exploratory drilling (approximately 25%), with the remaining 25% dependent upon the results of the initial drilling activities. The first three partnerships closed December 8, 1993, July 18, 1994, and March 15, 1995. A fourth partnership which raised approximately $3,900,000 closed on August 1, 1995.

                    Costs of syndication and qualification of these limited
               partnerships incurred by the Company have been deferred. Under the current limited partnership offerings, selling and formation costs borne by the Company serve as the Company's general partner contribution to such partnerships.

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

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

                    The  calculation  of fully  diluted  income  (loss) per
               share assumes conversion of the Company's Convertible Subordinated Debentures as of the beginning of the period and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. The conversion price of the Convertible Subordinated Debentures was revised to reflect the 10% stock dividend declared September 6, 1994. The original conversion price was $13.50 per common share and the revised conversion price per common share is $12.27. Fully diluted income (loss) per share has also been retroactively restated for all periods presented to give effect to the resulting conversion price revision stemming from the 10% stock dividend. The weighted average number of shares used in the computation of fully diluted per share amounts were 8,993,485 and 9,005,171 for the respective six-month and three-month periods ended June 30, 1994. During 1995 such amounts were antidilutive.

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994


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

               The effect of the change on the 1994 six-month period results was to increase income before cumulative effect of change in accounting principle by approximately $332,000 or $.05 per share. This increase was a result of the decrease in depletion expense more than offsetting the decrease in revenues as a result of not recognizing earned interests. The effect of the change on the 1994 second quarter results was to decrease income before cumulative effect of change in accounting principle by approximately $64,000 or $0.01 per share. This decrease was a result of the decrease in revenues as a result of not recognizing earned interests, slightly offsetting the decrease in depletion expense. The cumulative effect of this change in accounting principle resulted in a first quarter 1994 adjustment of $16,772,698 or $(2.54) per share (after reduction for income taxes of $8,640,481), to retroactively apply the new method, thereby reducing net income for the six-month period ended June 30, 1994.

          (4)  Short-Term Bank Borrowings

                    The Company had  available through a two  bank group, a
               revolving line of credit of $35,000,000 at June 30, 1995 and $29,000,000 at December 31, 1994 bearing interest at the banks' base rate plus 0.5% (9.5% at June 30, 1995 and 9% at December 31, 1994), secured by the Company's interests in certain oil and gas properties and general partner interests. This facility also allows, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR") plus 2.25%. Of the $26,300,000 balance outstanding at June 30, 1995, $21,000,000 was at the LIBOR plus 2.25% rate (8.41% average rate).  At December 31, 1994, $14,000,000 of the $18,600,000 outstanding was at the LIBOR plus 2.25% rates (7.875% on $3,000,000), (8.1875% on $6,000,000), and (8.5% on
               $5,000,000).  The  outstanding amounts under this facility

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

               at June 30,  1995   ($26,300,000) and at  December 31,  1994
               ($18,600,000) were borrowed primarily to fund the advance purchase of producing properties on behalf of affiliated partnerships and/or joint ventures to be subsequently reimbursed and to fund the Company's working capital and capital expenditures needs. Using proceeds from the common stock offering received on July 31, 1995, this revolving line of credit was repaid in its entirety.

                    The  terms of  the  revolving line  of credit  include,
               among other restrictions, a limitation on the level of cash dividends (not to exceed $424,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company presently intends to continue a policy of using retained earnings for expansion of its business. As of June 30, 1995 and December 31, 1994, the Company was in compliance with the provisions of these agreements. The revolving line of credit extends through May 1, 1996.

                    The Company's  second credit  line  was an  Acquisition
               Advance Agreement with the same two bank group, bearing interest at the greater of (a) the bank's base rate plus 1% or (b) the Federal Funds rate plus 1.5%, to be secured by producing oil and gas properties acquired and held for transfer. At December 31, 1994, $3,629,000 had been borrowed under this agreement to fund the advance purchase of producing properties on behalf of affiliated partnerships and/or joint ventures which were subsequently reimbursed. This credit agreement expired June 15, 1995.

                    The Company's  third credit facility is  an amended and
               restated revolving line of credit with the lead bank for $5,000,000 bearing interest at the bank's base rate (9% at June 30, 1995 and 8.5% at December 31, 1994), secured by certain Company receivables. At both June 30, 1995, and December 31, 1994 $5,000,000 was outstanding under this facility. This credit facility was also repaid in its entirety using the proceeds of the common stock sale received on July 31, 1995. This credit facility extends through May 1, 1996.

                    In addition to interest on these credit facilities, the
               Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts  outstanding  plus  the amount  of  all  outstanding letters of credit during the period. The fee on the Acquisition Advance Agreement was .5% of the amount of the advance. The aggregate amounts of commitment fees paid by the Company were $23,000 for the first six months of 1995 and $150,000 for the twelve month period in 1994.

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

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994


                    Interest   expense   on   the   Debentures,   including
               amortization of debt issuance costs, totaled $989,821 for the six-month period ending June 30, 1995. Interest expense on the Debentures, including amortization of debt issuance costs, totaled $1,973,931 for the twelve-month period ending December 31, 1994.

          (6)  Stockholders' Equity

                    On September 6, 1994, the  Company declared a 10% stock
               dividend to shareholders of record on September 19, 1994, which was distributed on September 29, 1994. The transaction was valued based on the closing price ($11.00) of the Company's common stock on the New York Stock Exchange on September 6, 1994. As a result of the issuance of 606,262 shares of the Company's Common Stock as a dividend, retained earnings were reduced $6,668,882, with the Common Stock and additional paid-in capital accounts increased by the same amount. Primary and fully diluted income (loss) per share has been restated for all periods presented to reflect the effect of the stock dividend.

                    On  July 31, 1995, the  Company closed the  sale to the
               public of 5,000,000 shares of common stock at a price of $8.50 per share. On August 10, 1995, the underwriters exercised their full over-allotment option and an additional 750,000 shares were sold at $8.50 per share. Net proceeds from the offering will be used to repay outstanding indebtedness, to finance the Company's exploration and development activities, and to acquire producing oil and gas properties, including limited partnership interests. Net proceeds from these sales, before selling expenses, were $46,115,000.

          (7)  Foreign Activities

               Russia

                    On   September  3,   1993,   the   Company   signed   a
               Participation Agreement with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia. The Company will receive a minimum 5% net profits interest from the sale of hydrocarbon products from the fields for providing managerial, technical and financial support to Senega limited to an initial budgeted capital expenditure of approximately $5,000,000. At June 30, 1995 the Company's investment in Russia was approximately $5,130,000 and is included in the unproved properties portion of oil and gas properties.

                                 SWIFT ENERGY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                   JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994


               Venezuela

                    The  Company formed  a  wholly-owned subsidiary,  Swift
               Energy de Venezuela, C.A. for the purpose of submitting a bid on August 5, 1993 under the Venezuelan Marginal Oil Field Reactivation Program on the Quiriquire Unit located in Northeastern Venezuela. Swift (together with a minority interest holder) was one of six bidders on the Quiriquire Unit. The Company did not win the bid for the Quiriquire Unit; however, other fields and opportunities are continuing to be evaluated in Venezuela. At June 30, 1995 the Company's investment in Venezuela was approximately $970,000 and is included in the unproved properties portion of oil and gas properties net of impairments of $45,668.

          (8)  Acquisition of Properties by Swift

                    During the second quarter of 1994, the Company acquired
               approximately $18,100,000 of producing oil and gas properties in a single acquisition transaction. Approximately $12,700,000 and $3,500,000 of the properties were transferred to affiliated partnerships formed under the Company's SDI offering, in 1994 and 1995, respectively. Approximately $1,900,000 of the properties were retained by the Company for its own account.

                                 SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    The following discussion should be read in  conjunction
               with the Company's Consolidated Financial Statements and Notes thereto.

               General

                    The  Company  has  historically financed  most  of  its
               growth with capital raised through limited partnership financing, having raised approximately $440 million through limited partnership financing from 1979 through 1994. Beginning in 1985, the Company increasingly emphasized this financing vehicle thereby enabling the Company to accelerate its growth and purchase larger producing properties. Commencing in 1991, the Company began to reduce its reliance on limited partnership financing as its reserve base expanded and its strategy shifted to re-emphasize internally-generated exploration and development activities. The Company intends to continue to reduce its dependence on limited partnership financing.

                    The  Company's revenue  is primarily  comprised of  the
               following components: oil and gas sales attributable to properties in which the Company owns a direct or indirect interest and supervision fees generated by the Company's role as operator of approximately 750 producing and drilling wells. Additionally, prior to 1994, the Company also recorded earned interests and fees from limited partnerships and joint ventures. Effective January 1, 1994, the Company changed its revenue recognition policy for earned interests. The cumulative effect in 1994 of this change in accounting principle resulted in a one-time accounting adjustment of $16.8 million, or a loss of $2.52 per share (after reduction for income taxes of $8.6 million), from applying the new method retroactively. Earned interests represented revenues in the form of interests in proved developed oil and gas properties conveyed to limited partnerships and joint ventures formed in connection with the Company's organization and management of limited partnerships and joint ventures, representing the difference between the Company's capital contributions to each limited partnership or joint venture and its earned revenue interest in the limited partnership's or venture's properties (based upon the expected levels of cash distributions to the limited partners or joint ventures). Under the Company's newly adopted method of accounting for earned interests, such amounts will not be recognized as income, thereby reducing the Company's investment in oil and gas property. The Company believes the change in policy results in financial statements that better reflect its current business focus and that are more comparable to current practices in the oil and gas exploration and production industry.

                                 SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    In May 1992, the Company purchased interests in certain
               wells from the Manville Corporation for $13.8 million using funds provided by the Company's sale of the Volumetric Production Payment in these properties to a subsidiary of Enron Corp. Net proceeds from the sale of the production were recorded as deferred revenues. Deliveries under the Volumetric Production Payments are recorded as oil and gas sales revenues which are offset by a corresponding reduction of deferred revenues. Under this arrangement, the Company is required to deliver a fixed quantity of hydrocarbons produced from the properties over specified periods through October 2000. Volumes remaining to be delivered under the Volumetric Production Payment are not included in the Company's proved reserves. Under the Volumetric Production Payment, hydrocarbons produced in excess of the amount required to be delivered are sold by the Company for its own account.

               LIQUIDITY AND CAPITAL RESOURCES

                    The   Company  historically   has  relied   on  limited
               partnership capital as its principal financing vehicle to fund its acquisitions. Since 1991, the Company's strategy has shifted toward increased reliance on exploration and development activities, and it has significantly expanded reserves added through these efforts. As a result, the Company has reduced its reliance on cash flow generated from, and capital raised through, limited partnerships. Supplemental cash and working capital are provided through internally generated cash flow and debt and equity financing.

               Net Cash From Operations

                    For  the six-month  period  ended June  30, 1995,  cash
               flows from operating activities decreased slightly to $4,809,931 as compared to $4,936,428 during the first six months of 1994. The six-month 1995 decrease of $126,497 was primarily due to average gas prices received being 22% lower than a year earlier, as discussed below.

                                 SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Financing Activities

                    On  July 31, 1995, the  Company closed the  sale to the
               public of 5,000,000 shares of common stock at a price of $8.50 per share. On August 10, 1995, the underwriters exercised their full over-allotment option and an additional 750,000 shares were sold at $8.50 per share. Net proceeds from the offering will be used to repay outstanding indebtedness, to finance the Company's exploration and development activities, and to acquire producing oil and gas properties, including limited partnership interests. Net proceeds from these sales, before selling expenses, were $46,115,000.

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

                    The Company offers interests  in oil and gas production
               partnerships under its Swift Depositary Interests (SDI), offering and since late 1993 has offered private partnerships formed to drill for oil and gas. The Company does not intend to extend the SDI program past its current offering period, which ends April 30, 1996, and will continue to evaluate the market for the SDI program in the interim period. Due to market conditions, the formation of the first two SDI partnerships to be organized during 1995 was delayed from the end of the first quarter until April 28, 1995, with total subscriptions of approximately $7,000,000. Under the second two partnerships anticipated to be organized prior to year-end 1995, approximately $1,500,000 had been raised through June 30, 1995. These amounts compare to funds raised through six months ended June 30, 1994 of $16,400,000. On March 15, 1995, and on
               August 1, 1995, the Company closed its third and fourth drilling partnership formed since 1993, with $8,900,000 of subscriptions ($5,000,000 in the third partnership and $3,900,000 in the fourth). The Company anticipates that it will continue to offer the drilling partnerships for the foreseeable future.

                    At June  30,  1995, limited  partnership formation  and
               marketing costs (which under the current offerings are borne by the Company as part of the Company's general partner contribution) amounted to $2,901,928, a decrease of $89,945, when compared with the December 31, 1994 balance.

                                 SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Credit Facilities

                    The  Company  has established  credit  facilities which
               have been used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures, and to provide working capital. More recently the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities. However, the recent stock offering will be used to finance this activity in the near term and allowed the Company to pay off these credit facilities. The principal terms and restrictions of these credit facilities are described in Note 4 to the Company's condensed financial statements included herein.

                    At December  31,  1994,  the  Company  had  $27,229,000
               outstanding under these borrowing arrangements. The credit facilities were used to finance approximately $8,000,000 of producing oil and gas property purchases. Approximately $4,500,000 of these properties were placed into partnerships at December 31, 1994, as reflected in the "Associated limited partnerships and joint ventures" receivable account on the balance sheet. The Company received reimbursement for that amount in January 1995. The remaining $3,500,000 of these properties are reflected at December 31, 1994 in the "Producing oil and gas properties held for transfer" account on the balance sheet. The Company used the remainder of the outstanding balance on the credit facilities, along with internally generated cash flow, principally to fund the Company's capital expenditures in 1994, and to a lesser extent, to provide working capital.

                    At   June  30,  1995,   the  Company   had  $31,300,000
               outstanding under these borrowing arrangements. The $4,071,000 borrowed since year-end was primarily used to fund a substantial portion of the Company's six-month 1995 capital expenditures described below. However, this entire $31,300,000 balance has been repaid through the use of the Company's recent stock offering proceeds.

                                 SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Working Capital

                    The  Company's  working capital  deficit  has increased
               over the last six months, from working capital deficit of $13,137,441 at December 31, 1994 to a working capital deficit of $20,668,492 at June 30, 1995. This decrease is primarily the result of the investment of a portion of current working capital into oil and gas property assets as described under capital expenditures below, intended to increase the Company's revenues from oil and gas sales, and in turn the Company's cash flow from operations in future periods. However, as a result of using a portion of the $46,115,000 of net proceeds, before selling expenses, from the recent common stock offering to repay the Company's credit facilities, the Company currently now has positive working capital.

                    Due to the nature of the Company's business highlighted
               above, the individual components of working capital fluctuate considerably from period to period. Balance sheet changes in receivables, producing oil and gas properties held for transfer and payables related to producing oil and gas property acquisitions principally arise from the timing of property purchases and payments made by and to the Company related to the Company's management of limited partnerships. The Company incurs significant working capital requirements in connection with its role as operator of approximately 750 producing wells and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day to day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

                                 SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Capital Expenditures

                    Additions to property,  plant and equipment  during the
               first six months of 1995 were $12,572,148. These capital expenditures include: (a) $4,800,000 of drilling costs, both exploratory and developmental; (b) $3,400,000 of prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the Company's account); (c) $2,400,000 to fund the Company's general partner capital contribution to the partnerships formed under its limited partnerships; (d) $1,300,000 invested in foreign business opportunities in Russia (approximately $1,100,000) and in Venezuela (approximately $200,000), as described in Note 7 to the Company's condensed financial statements included herein; (e) $300,000 to acquire producing properties and (f) $400,000 spent for furniture and fixtures, primarily computer equipment. In the remaining six months of 1995, the Company expects capital expenditures to be approximately $24,000,000, including investments in all areas in which investments were made during the first half of the year as described above, with a particular increase and focus on exploration and development drilling. The Company now has plans to participate in the drilling of 85 gross wells this year, compared to 44 wells in 1994. Sixteen of the wells planned for drilling in 1995 will be classified as exploratory. Through June 30, 1995, the Company has drilled 23 wells.

                    The  Company believes that  1995 anticipated internally
               generated cash flows (expected to increase as the Company's production base increases as a result of its accelerated drilling program) together with the $46,115,000 net proceeds, before selling expenses, from the sale of 5,750,000 shares of common stock and its existing credit facilities, will be sufficient to finance the costs associated with its currently budgeted capital expenditures at least through 1996. Further liquidity needs may also be met by additional availability under its credit facilities based upon the value of the Company's proved reserves, as management continually evaluates future use of debt and/or equity to finance its capital needs.

                                 SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS-
                 Six Months Ended June 30, 1995 and 1994

                    Net income  of $1,255,875 and  earnings per   share  of
               $0.19 for the first half of 1995 were 45% lower than "Income before cumulative effect of change in accounting principle" of $2,286,799 and earnings per share of $0.35 in the same period for 1994. Lower net income primarily reflected the effect on revenues of substantially lower gas prices. The six-month 1994 net loss of $14,485,899 included a cumulative effect of a change in accounting principle (see Note 3 to the Company's condensed financial statements included herein) of $16,772,698.

                   Revenues

                    Oil and Gas Sales.   Oil and gas sales  increased 3% to
               $9,742,473 in the first six months of 1995, compared to $9,479,306 for the comparative period in 1994. The 24% increase in oil production and the 7% increase in gas production were primarily the result of production from exploratory and developmental wells drilled in late 1994 and in the first half of 1995, and the acquisition of interests in producing properties by the Company for its own account in the third quarter of 1994. These increases were offset somewhat by declining production derived through the Company's general partner interests in its limited partnerships. The Company's net sales volume (including the volumetric production payment) in the first half of 1995 increased by 12% or 529,972 Mcfe (thousand cubic feet equivalent) over volumes in the comparable 1994 period; however, due to lower gas prices received, oil and gas sales revenues increased only 3%. Partially offsetting the effect of the 22% decrease in gas prices were oil price increases of 21% (comparing average prices received over the respective six-month periods).

                    Oil and  gas sales comprised 76%  and 77%, respectively
               of total revenues for the first six months of 1995 and 1994. The majority of these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas sales to continue to increase as a direct consequence of the addition of oil and gas reserves through the Company's active drilling programs.

                                 SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    The  following  table  provides additional  information
               regarding the Company's oil and gas sales.

                           NET SALES VOLUME      AVERAGE SALES PRICE
                         -------------------    ----------------------
                         Oil(Bbls)  Gas(Mcf)    Oil(Bbl)      Gas(Mcf)

          1994:
          ----
          3 MONTHS
          ENDED 3/31/94    99,992  1,643,348     $11.80          $2.21

          3 MONTHS
          ENDED 6/30/94   105,854  1,582,699     $14.47          $1.98
                          -------  ---------

          6 MONTHS
          ENDED 6/30/94   205,846  3,226,047     $13.17          $2.10
                          =======  =========

          1995:
          ----
          3 MONTHS
          ENDED 3/31/95   134,626  1,702,658     $15.61          $1.63

          3 MONTHS
          ENDED 6/30/95   121,551  1,751,375     $16.36          $1.64
                          -------  ---------

          6 MONTHS
          ENDED 6/30/95   256,177  3,454,033     $15.97          $1.64
                          =======  =========

                    Supervision Fees.  Supervision fees decreased 2% in the
               first six months of 1995 compared to the same period in 1994 due primarily to a reduction in the number of wells the Company operated, as it disposed of certain marginal wells between the periods.

                    Expenses

                         General and administrative expenses for  the first
               six months of 1995 increased $335,759 or 14% when compared to the same period in 1994, primarily due to increased staffing levels which occurred in the second half of 1994 to support the Company's increased reserve base and drilling activities. The Company's general and administrative expenses increased from $0.54 per Mcfe produced for the first half of 1994 to $0.55 per Mcfe produced for the same period in 1995.

                    Depreciation,   depletion  and   amortization  ("DD&A")
               increased  15%,  due  primarily   to  the  increase  in  the
               Company's producing properties and the related sale of increased quantities of oil and gas therefrom. DD&A grew from $0.78 per Mcfe produced in the 1994 period to $0.80 per Mcfe produced in the 1995 period, reflecting variations in the per unit cost of property additions and changes in the mix of reserves.

                                 SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Oil and gas production costs increased 41% in the first
               half of 1995 (such costs increased from $0.53 per Mcfe produced in 1994 to $0.67 per Mcfe produced in 1995) due to the growth in the Company's production volumes, certain one-time remedial well expenses, and higher well insurance costs and ad valorem taxes.

                    Interest  expense for the  first six months  of 1995 on
               the Debentures, including amortization of debt issuance costs, totaled $989,820, while interest expense on the credit facilities, including commitment fees, totaled $1,309,284 for a total of $2,299,104 (of which $1,208,780 was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership and foreign business development activities. This compares to interest expense on the Debentures for the first six months of 1994, totaling $986,034, including amortization of debt issuance costs, while interest expense on the credit facilities, including commitment fees, totaled $451,374 for a total of $1,437,408 (of which $676,005 was capitalized). The increase in interest expense in 1995 is attributable to an increase in the average balance under the Company's credit lines necessary to finance the Company's capital expenditures as discussed above. The Company expects interest expense to be significantly reduced for the remainder of the year as a portion of the proceeds from the sale of 5,750,000 shares of common stock received in July and August, 1995 was used to pay down the credit lines.

               RESULTS OF OPERATIONS-
                 Three Months Ended June 30, 1995 and 1994

                    Net income of $731,275 and earnings per  share of $0.11
               in the second quarter of 1995 decreased 32% when compared to net income of $1,076,077 and earnings per share of $0.16 in the same period for 1994. Lower net income primarily reflected the effect on revenues of substantially lower gas prices and also the effect on earnings of increased costs and expenses, as discussed below.

                   Revenues

                    Oil  and Gas Sales.  Oil  and gas sales increased 4% to
               $4,866,432 in the second quarter of 1995, compared to $4,662,036 for the comparative period in 1994. The 15% increase in oil production and the 11% increase in gas production were primarily the result of production from exploratory and developmental wells drilled in late 1994 and in the first half of 1995, and the acquisition of interests in producing properties by the Company for its own account in the third quarter of 1994.

                                 SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    The   Company's  net   sales   volume  (including   the
               volumetric production payment) in the second quarter of 1995 increased by 12% (262,858 Mcfe) over volumes in the comparable 1994 period, however, due to lower gas prices received, oil and gas sales revenues increased only 4%. Partially offsetting the effect of the 17% decrease in gas prices were oil price increases of 13% (comparing average prices received over the respective three-month periods).


                    Supervision Fees.  Supervision fees increased 1% in the
               second quarter of 1995 when compared to the same period in 1994 due primarily to the increase in drilling activity between the periods, which resulted in a increase in the drilling overhead component of supervision fees.

                    Expenses

                    General  and  administrative  expenses for  the  second
               quarter of 1995 increased $224,325 or 18% when compared to the same period in 1994, primarily due to increased staffing levels which occurred in the second half of 1994 to support the Company's increased reserve base and drilling activities. The Company's general and administrative expenses increased from $0.55 per Mcfe produced for the second quarter of 1994 to $0.58 per Mcfe produced for the same period in 1995.

                    Depreciation, depletion and amortization  increased 2%,
               due to the increase in the Company's producing properties and the related sale of increased quantities of oil and gas therefrom. DD&A did however decrease from $0.81 per Mcfe produced in the 1994 period to $0.74 per Mcfe produced in the 1995 period, reflecting positive variations in the per unit cost of property additions and changes in the mix of reserves.

                    Oil  and  gas production  costs  increased  40% in  the
               second quarter of 1995 (such costs increased from $0.55 per Mcfe produced in 1994 to $0.69 per Mcfe produced in 1995) due to the growth in the Company's production volumes, certain one-time remedial well expenses, and higher well insurance costs and ad valorem taxes.

                                 SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Interest expense  for the second quarter of 1995 on the
               Debentures, including amortization of debt issuance costs, totaled $494,910, while interest expense on the credit facilities, including commitment fees, totaled $655,583 for a total of $1,150,493 (of which $537,950 was capitalized). This compares to interest expense on the Debentures for the second quarter of 1994, totaling $493,017, including amortization of debt issuance costs, while interest expense on the credit facilities, including commitment fees, totaled $258,015 for a total of $751,032 (of which $348,604 was capitalized). This second quarter increase in interest expense in 1995 is attributable to an increase in the average balance under the Company's credit lines necessary to finance the Company's capital expenditures as discussed above.

                                 SWIFT ENERGY COMPANY
                             PART II. - OTHER INFORMATION



          Item 1.   Legal Proceedings - N/A

          Item 2.   Changes in Securities - N/A

          Item 3.   Defaults Upon Senior Securities - N/A

          Item 4.   Submission of Matters to a Vote of Security
                    Holders -

               A. The Company's annual meeting of shareholders was held on May 9, 1995. At the record date, 6,685,138 shares of Common Stock were issued and outstanding and entitled to one vote per share upon all matters submitted at the meeting. At the annual meeting all seven nominees were elected to serve as Directors of the Company until the next annual meeting of shareholders. The results of the vote were as follows:

                    NOMINEES FOR DIRECTORS     FOR       AGAINST    ABSTENTIONS
                    ----------------------  ---------    -------    -----------

                    A. Earl Swift           5,585,460     30,150    1,069,528

                    Virgil N. Swift         5,585,460     30,150    1,069,528

                    Raymond O. Loen         5,585,460     30,150    1,069,528

                    Henry C. Montgomery     5,583,150     32,460    1,069,528

                    Clyde W. Smith, Jr.     5,583,260     32,350    1,069,528

                    Harold J. Withrow       5,584,250     31,360    1,069,528

                    G. Robert Evans         5,583,260     32,350    1,069,528


               B. Further, at the annual meeting shareholders approved the Company's 1990 Stock Compensation Plan, as amended, to increase the maximum number of shares of common stock which can be covered by options held by any one non-employee director by 30,000 shares to a total of 60,000 shares per director. The results of the vote were as follows:


                          FOR             AGAINST        ABSTENTIONS

                       4,760,196          457,892         1,467,050

          Item 5.   Other Information - N/A

          Item 6.   Exhibits & Reports on Form 8K - None

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SWIFT ENERGY COMPANY


                                             (Registrant)

          Date: August 11, 1995         By:(Original Signed By)
                                           ------------------------------
                                            John R. Alden
                                            Sr.Vice President, Secretary/
                                            Principal Financial Officer


          Date: August 11, 1995         By:(Original Signed By)
                                           ------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President,
                                            Controller and Principal
                                            Accounting Officer

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SWIFT ENERGY COMPANY
                                             (Registrant)


          Date: August 11, 1995         By:________________________
                                           John R. Alden
                                           Sr. Vice President, Secretary/
                                           Principal Financial Officer


          Date: August 11, 1995         By:________________________
                                           Alton D. Heckaman, Jr.
                                           Vice President,
                                           Controller and Principal
                                           Accounting Officer