Form 10-Q
period 1995-09-30
SWIFT ENERGY CO
filed 1995-11-14
CIK 351817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                    -----   -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            COMMON STOCK                 12,506,706 SHARES
          ($.01 Par Value)        (Outstanding at October 31, 1995)
          (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                      INDEX

                                                                 PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets

           - September 30, 1995 and December 31, 1994             3

         Condensed Consolidated Statements of Income

           - For the Three-month and Nine-month periods
              ended September 30, 1995 and 1994                   5

         Condensed Consolidated Statements of
          Stockholders' Equity

           - September 30, 1995 and December 31, 1994             6

         Condensed Consolidated Statements of Cash Flows

           - For the Three-month and Nine-month periods
              ended September 30, 1995  and 1994                  7

         Notes to Condensed Consolidated Financial
          Statements                                              8

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          17

PART II. OTHER INFORMATION

ITEMS 1-4. None                                                  27

ITEM 5.  Other Information                                       27

ITEM 6.  Exhibits and Reports on Form 8-K                        27

SIGNATURES                                                       28

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                          September 30,       December 31,
                                              1995                1994
                                          -------------       ------------
                                           (Unaudited)          (Note 1)
ASSETS
Current Assets:
  Cash and cash equivalents               $  12,167,882       $     985,498
  Accounts receivable -
    Oil and gas sales                        13,932,128          12,394,636
    Associated limited partnerships
     and joint ventures                      15,177,870          17,899,150
    Joint interest owners                     3,319,906           4,335,283
  Producing oil and gas properties
   held for transfer                                ---           3,525,841
  Other current assets                          170,098              68,010
                                          -------------       -------------
    Total Current Assets                     44,767,884          39,208,418
                                          -------------       -------------

Property and Equipment:
  Oil and gas, using full-cost
   accounting
    Proved properties being
     amortized                              109,379,373          93,368,795
    Unproved properties not being
     amortized                               19,214,168          14,805,479
                                          -------------       -------------
                                            128,593,541         108,174,274
  Furniture, fixtures and other
   equipment                                  4,133,596           3,476,695
                                          -------------       -------------
                                            132,727,137         111,650,969
  Less-Accumulated depreciation,
   depletion and amortization               (27,503,445)        (21,364,949)
                                          -------------       -------------
                                            105,223,692          90,286,020
                                          -------------       -------------
Other Assets:
  Receivables from associated limited
   partnerships, net of current portion       2,456,180           1,916,477
  Limited partnership formation and
   marketing costs, net of current
   portion                                    3,346,133           2,991,873
  Deferred charges                            1,185,787           1,269,955
                                          -------------       -------------
                                              6,988,100           6,178,305
                                          -------------       -------------
                                          $ 156,979,676       $ 135,672,743
                                          =============       =============

See accompanying notes to condensed consolidated financial statements.

                           SWIFT ENERGY COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   -------------------------------------

                                          September 30,       December 31,
                                              1995                1994
                                          -------------       ------------
                                           (Unaudited)          (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings              $         ---       $  27,229,000
  Accounts payable and accrued
   liabilities                                7,225,655           9,516,005
  Payable to associated limited
   partnerships                                 322,856             637,991
  Undistributed oil and gas revenues         17,960,542          14,962,863
                                          -------------       -------------
    Total Current Liabilities                25,509,053          52,345,859
                                          -------------       -------------

Long-Term Debt                               28,750,000          28,750,000
Deferred Revenues                             6,483,882           7,827,562
Deferred Income Taxes                         5,277,166           4,622,191

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock $.01 par value,
   5,000,000 shares authorized, none
   outstanding                                      ---                 ---
  Common stock, $.01 par value,
   35,000,000 shares authorized,
   12,506,706 and 6,685,137 shares
   issued and outstanding, respectively         125,067              66,851
  Additional paid-in capital                 71,139,700          24,885,903
  Retained earnings                          19,694,808          17,174,377
                                          -------------       -------------
                                             90,959,575          42,127,131
                                          -------------       -------------
                                          $ 156,979,676       $ 135,672,743
                                          =============       =============

See accompanying notes to condensed consolidated financial statements.

                             SWIFT ENERGY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                                  (Unaudited)

                                 Three months ended September 30,     Nine months ended September 30,
                                 --------------------------------     -------------------------------
                                      1995           1994                 1995               1994
                                   ----------      ----------          -----------       -----------
Revenues:
  Oil and gas sales                $5,465,881      $5,534,789          $15,208,354       $15,014,095
  Fees from limited partnerships
   and joint ventures                  91,074         203,813              339,157           546,135
  Supervision fees                    973,694         947,382            2,838,170         2,842,454
  Interest income                     113,506           7,914              132,116            28,757
  Other, net                          404,779         268,714            1,354,635           776,660
                                   ----------      ----------          -----------       -----------
                                    7,048,934       6,962,612           19,872,432        19,208,101
                                   ----------      ----------          -----------       -----------

Costs and Expenses:
  General and administrative,
   net of reimbursement             1,217,880       1,352,469            3,969,942         3,768,772
  Depreciation, depletion and
   amortization                     2,136,058       2,143,652            6,138,496         5,635,073
  Oil and gas production            1,764,072       1,577,911            5,100,864         3,938,290
  Interest expense                    193,161         448,960            1,283,485         1,210,363
                                   ----------      ----------          -----------       -----------
                                    5,311,171       5,522,992           16,492,787        14,552,498
                                   ----------      ----------          -----------       -----------
Income before Income Taxes          1,737,763       1,439,620            3,379,645         4,655,603
Provision for Income Taxes            473,207         309,222              859,214         1,238,406
                                   ----------      ----------          -----------       -----------
Income Before Cumulative Effect
 of Change in Accounting Principle  1,264,556       1,130,398            2,520,431         3,417,197
Cumulative Effect of Change in
 Accounting Principle                     ---             ---                  ---       (16,772,698)
                                   ----------      ----------          -----------       -----------
Net Income                         $1,264,556      $1,130,398          $ 2,520,431      $(13,355,501)
                                   ==========      ==========          ===========      ============
Per share amounts -
  Primary:
  Income Before Cumulative
   Effect of Change in
   Accounting Principle            $     0.12      $     0.17          $      0.32      $       0.52
                                   ==========      ==========          ===========      ============
  Cumulative Effect of Change
   in Accounting Principle         $      ---      $      ---          $       ---      $      (2.53)
                                   ==========      ==========          ===========      ============
  Net Income                       $     0.12      $     0.17          $      0.32      $      (2.01)
                                   ==========      ==========          ===========      ============

  Fully diluted:
  Income Before Cumulative
   Effect of Change in
   Accounting Principle            $     0.11      $     0.16          $      0.32      $       0.48
                                   ==========      ==========          ===========      ============
  Cumulative Effect of Change
   in Accounting Principle         $      ---      $      ---          $       ---      $      (2.53)
                                   ==========      ==========          ===========      ============
  Net Income                       $     0.11      $     0.16          $      0.32      $      (2.01)
                                   ==========      ==========          ===========      ============


Weighted Average Shares
 Outstanding                       10,571,125       6,667,752            7,994,703         6,631,530
                                   ==========      ==========          ===========      ============

                    SWIFT ENERGY COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               -----------------------------------------------

                                            Additional
                                 Common      Paid-In        Retained
                                Stock (1)    Capital        Earnings         Total
                                ---------  -----------    ------------    -----------
Balance, December 31, 1993      $ 60,011   $17,515,417    $ 36,890,286   $ 54,465,714
  Stock issued for benefit
   plans (26,488 shares)             265       271,176             ---        271,441
  Stock options exercised
   (21,472 shares)                   214       176,808             ---        177,022
  Employee stock purchase plan
   (29,840 shares)                   298       259,683             ---        259,981
  10% stock dividend
   (606,262 shares)                6,063     6,662,819      (6,668,882)           ---
  Net Loss                           ---           ---     (13,047,027)   (13,047,027)
                                --------   -----------    ------------   ------------

Balance, December 31, 1994      $ 66,851   $24,885,903    $ 17,174,377   $ 42,127,131
  Stock issued for benefit
   plans (31,112 shares)             311       283,463             ---        283,774
  Stock options exercised
   (2,768 shares)                     28        20,864             ---         20,892
  Employee stock purchase plan
   (37,689 shares)                   377       289,465             ---        289,842
  Public stock offering
   (5,750,000 shares)             57,500    45,660,005             ---     45,717,505
  Net Income                         ---           ---       2,520,431      2,520,431
                                --------   -----------    ------------   ------------

Balance, September 30, 1995     $125,067   $71,139,700    $ 19,694,808   $ 90,959,575
                                ========   ===========    ============   ============

(1) $.01 Par Value





See accompanying notes to condensed consolidated financial statements.

                             SWIFT ENERGY COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                                           Nine Months ended September 30,
                                                                           --------------------------------
                                                                               1995               1994
                                                                           ------------      -------------
Cash Flows from Operating Activities:
  Net income (loss)                                                        $  2,520,431      $ (13,355,501)
  Adjustments to reconcile net income to net cash provided
   by operating activities -
    Depreciation, depletion and amortization                                  6,138,496          5,635,073
    Deferred income taxes                                                       654,975            929,307
    Deferred revenue amortization related to production payment              (1,349,253)        (1,518,804)
    Cumulative effect of change in accounting principle                             ---         16,772,698
    Other                                                                        84,168             78,420
    Change in assets and liabilities -
      Increase in accounts receivable                                          (111,746)          (793,689)
      Increase in accounts payable and accrued
       liabilities, excluding income taxes payable                              559,529            509,465
      Increase in income taxes payable                                           50,584            235,080
                                                                           ------------      -------------
         Net Cash Provided by Operating Activities                            8,547,184          8,492,049
                                                                           ------------      -------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                       (21,076,168)       (22,310,612)
  Net cash received (distributed) as operator
    of oil and gas properties                                                  (628,288)        (1,435,150)
  Property acquisition costs (incurred on behalf of)
    reimbursed by partnerships and joint ventures                             5,707,418        (12,461,940)
  Limited partnership formation and marketing costs                            (354,260)          (495,093)
  Prepaid drilling costs                                                       (102,088)         1,170,964
  Other                                                                           5,573            (42,075)
                                                                           ------------      -------------
        Net Cash Used in Investing Activities                               (16,447,813)       (35,573,906)
                                                                           ------------      -------------
Cash Flows From Financing Activities:
  Net proceeds from (payments of) short-term bank borrowings                (27,229,000)        26,350,000
  Net proceeds from issuances of common stock                                46,312,013            571,837
                                                                           ------------      -------------
        Net Cash Provided by Financing Activities                            19,083,013         26,921,837
                                                                           ------------      -------------
Net Increase (Decrease) in Cash and Cash Equivalents                       $ 11,182,384      $    (160,020)

Cash and Cash Equivalents at Beginning of Period                                985,498            636,349
                                                                           ------------      -------------
Cash and Cash Equivalents at End of Period                                 $ 12,167,882      $     476,329
                                                                           ============      =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during period for interest, net of amounts
  capitalized                                                              $    732,130      $     743,804
Cash paid during period for income taxes                                   $    163,655      $      11,951


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

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

          Because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

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

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
              SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

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

     DEFERRED CHARGES

          Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the issuance of the Company's Convertible Subordinated Debentures in June 1993 have been capitalized and are being amortized over the life of the Debentures, which mature on June 30, 2003. The balance at September 30, 1995 of $1,185,787 is net of accumulated amortization of $239,213.

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

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
              SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

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

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
              SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

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

          Commencing September 15, 1993, the Company began offering, on a private placement basis, general and limited partnership interests in limited partnerships formed to drill for oil and gas. As Managing General Partner, the Company pays for all front-end costs incurred in connection with this offering, for which the Company receives an interest in the partnerships. Through September 30, 1995, approximately $12,900,000 had been raised in four partnerships in which the proceeds are being invested in development drilling (approximately 50%) and exploratory drilling (approximately 25%), with the remaining 25% dependent upon the results of the initial drilling activities. The first four partnerships closed December 8, 1993, July 18, 1994, March 15, 1995, and August 1, 1995.

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

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
              SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

     INCOME (LOSS) PER SHARE

          Primary income (loss) per share has been computed using the weighted average number of common shares outstanding during the respective periods, which reflects the additional 5,750,000 shares sold in a public offering in July and August of 1995. Stock options and warrants outstanding do not have an effect on primary income (loss) per share. The Company's Convertible Subordinated Debentures are not common stock equivalents for the purpose of computing primary income (loss) per share.

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

          The calculation of fully diluted income (loss) per share assumes conversion of the Company's Convertible Subordinated Debentures as of the beginning of the period and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. The conversion price of the Convertible Subordinated Debentures was revised to reflect the 10% stock dividend declared September 6, 1994. The original conversion price was $13.50 per common share and the revised conversion price per common share is $12.27. Fully diluted income (loss) per share has also been retroactively restated for all periods presented to give effect to the resulting conversion price revision stemming from the 10% stock dividend. The weighted average number of shares used in the computation of fully diluted per share amounts were 10,356,607 and 12,933,029 for the respective nine-month and three-month periods ended September 30, 1995. The weighted average number of shares used in the computation of fully diluted per share amounts were 9,064,308 and 9,100,530 for the respective nine-month and three-month periods ended September 30, 1994.

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

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
              SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

     current peers and competitors in the oil and gas exploration and production industry.

          The effect of the change on the 1994 nine-month period results was to increase income before cumulative effect of change in accounting principle by approximately $694,500 or $.10 per share. This increase was a result of the decrease in depletion expense more than offsetting the decrease in revenues as a result of not recognizing earned interests. The effect of the change on the 1994 third quarter results was to increase income before cumulative effect of change in accounting principle by approximately $362,000 or $0.05 per share which increase was a result of the same factors. The cumulative effect of this change in accounting principle resulted in a first quarter 1994 adjustment of $16,772,698 or $(2.54) per share (after reduction for income taxes of $8,640,481), to retroactively apply the new method, thereby reducing net income for the nine-month period ended September 30, 1994.

(4)  SHORT-TERM BANK BORROWINGS

          The Company had available through a two bank group, a revolving line of credit of $35,000,000 at September 30, 1995 and $29,000,000 at December 31, 1994 bearing interest at the banks' base rate plus 0.5% (9.25% at September 30, 1995 and 9% at December 31, 1994), secured by the Company's interests in certain oil and gas properties and general partner interests. This facility also allows, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR") plus 2.25%. There was no outstanding balance under this line of credit at September 30, 1995. At December 31, 1994, $14,000,000 of the $18,600,000 outstanding was at the LIBOR plus 2.25% rates (7.875% on $3,000,000, 8.1875% on $6,000,000, and 8.5% on $5,000,000). The outstanding amount under this facility at December 31, 1994 ($18,600,000) was borrowed primarily to fund the advance purchase of producing properties on behalf of affiliated partnerships and/or joint ventures to be subsequently reimbursed and to fund the Company's working capital and capital expenditures needs.

          The terms of the revolving line of credit include, among other restrictions, a limitation on the level of cash dividends (not to exceed $424,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company presently intends to continue a policy of using retained earnings for expansion of its business. As of September 30, 1995 and December 31, 1994, the Company was in compliance with the provisions of

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
              SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

     these agreements. The revolving line of credit extends through May 1, 1996.

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

          The Company's third credit facility is an amended and restated revolving line of credit with the lead bank for $5,000,000 bearing interest at the bank's base rate (8.75% at September 30, 1995 and 8.5% at December 31, 1994), secured by certain Company receivables. At September 30, 1994, $5,000,000 was outstanding under this facility. There was no outstanding amount on this facility at September 30, 1995. This credit facility extends through May 1, 1996.

          In addition to interest on these credit facilities, the Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts outstanding plus the amount of all outstanding letters of credit during the period. The fee on the Acquisition Advance Agreement was .5% of the amount of the advance. The aggregate amounts of commitment fees paid by the Company were $96,000 for the first nine months of 1995 and $150,000 for the twelve month period in 1994.

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

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
              SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994


     control of the Company, if the price of the Company's common stock is not above certain levels each holder of Debentures will have the right to require the Company to repurchase the Debentures at the principal amount thereof, together with accrued and unpaid interest to the date of repurchase but after the repayment of any Senior Indebtedness, as defined.

          Interest expense on the Debentures, including amortization of debt issuance costs, totaled $1,485,730 for the nine-month period ending September 30, 1995. Interest expense on the Debentures, including amortization of debt issuance costs, totaled $1,973,931 for the twelve-month period ending December 31, 1994.

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

          During the third quarter of 1995, the Company closed the sale to the public of 5,750,000 shares of common stock at a price of $8.50 per share. Net proceeds from the offering were used to repay outstanding indebtedness, and the remaining proceeds will be used to finance the Company's exploration and development activities, and to acquire producing oil and gas properties, including limited partnership interests. Net proceeds from these sales, before selling expenses, were $46,115,000.

(7)  FOREIGN ACTIVITIES

     RUSSIA

          On September 3, 1993, the Company signed a Participation Agreement with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia. The Company will receive a minimum 5% net profits interest from the sale of hydrocarbon products from the fields for providing managerial, technical and financial support to Senega limited to an initial budgeted capital expenditure of approximately $5,000,000. In May 1995, the Company executed a Management Agreement with Senega. In return for providing financing for development of these fields, Swift is given

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
              SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

     certain rights by Senega, including a 49% interest in production income derived by Senega from this project after repayment of costs. At September 30, 1995 the Company's investment in Russia was approximately $6,035,000 and is included in the unproved properties portion of oil and gas properties.

     VENEZUELA

          The Company formed a wholly-owned subsidiary, Swift Energy de Venezuela, C.A. for the purpose of submitting a bid on August 5, 1993 under the Venezuelan Marginal Oil Field Reactivation Program on the Quiriquire Unit located in Northeastern Venezuela. Swift (together with a minority interest holder) was one of six bidders on the Quiriquire Unit. The Company did not win the bid for the Quiriquire Unit; however, other fields and opportunities are continuing to be evaluated in Venezuela. At September 30, 1995 the Company's investment in Venezuela was approximately $1,055,000 and is included in the unproved properties portion of oil and gas properties, net of impairments of $45,668.

     NEW ZEALAND

          On October 12, 1995, the Company was approved for the grant of a Petroleum Exploration Permit by the New Zealand Minister of Energy, which was approved by the Company's board of directors on November 7, 1995. This permit (PEP 38717) covers approximately 50,000 acres in the Onshore Taranaki Basin region. This permit primarily requires the Company to : (a) post a $175,000 bond before January 11, 1996; (b) before December 31, 1997 analyze and interpret approximately 460 kilometers of existing seismic data and acquire approximately 100 kilometers of new seismic data; (c) commence drilling one well prior to July 31, 1998; (d) review results prior to July 31, 1999 and (e) prior to July 31, 2000 drill a development well or acquire additional seismic data. At September 30, 1995 the Company's investment in New Zealand was approximately $150,000 and is included in the unproved properties portion of oil and gas properties.

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

NET CASH FROM OPERATIONS

     For the nine-month period ended September 30, 1995, cash flows from operating activities increased slightly to $8,547,184 as compared to $8,492,049 during the first nine months of 1994. Despite an 11% production increase (approximately 800,000 Mcf equivalents) in the first three quarters of 1995, the nine-month 1995 increase in operating cash flows of only $55,135 was primarily due to average gas prices received being 19% lower than a year earlier, as discussed below.

1995 EQUITY OFFERING

     During the third quarter of 1995, the Company closed the sale to the public of 5,750,000 shares of common stock at a price of $8.50 per share. Net proceeds from the offering were used to repay outstanding indebtedness, and the remainder of the proceeds will be used to finance the Company's exploration and development activities, and to acquire producing oil and gas properties, including limited partnership interests. Net proceeds from these sales, before selling expenses, were $46,115,000. Consequently,

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Company's stockholders' equity at September 30, 1995 has grown to over $90 million.

OTHER FINANCING ACTIVITIES

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

     The Company offers interests in oil and gas production partnerships under its Swift Depositary Interests (SDI), offering and since late 1993 has offered private partnerships formed to drill for oil and gas. The Company does not intend to extend the SDI program past its current offering period, which ends April 30, 1996, and will continue to evaluate the market for the SDI program in the interim period. Due to market conditions, the formation of the first two SDI partnerships to be organized during 1995 was delayed from the end of the first quarter until April 28, 1995, with total subscriptions of approximately $7,000,000. Under the second two partnerships anticipated to be organized prior to year-end 1995, approximately $3,600,000 had been raised through September 30, 1995. These amounts compare to funds raised through nine months ended September 30, 1994 of $26,800,000. On March 15, 1995 and on August 1, 1995, the Company closed its third and fourth drilling partnership formed since 1993, with $8,900,000 of subscriptions ($5,000,000 in the third partnership and $3,900,000 in the fourth) compared to $2,600,000 of drilling partnership subscriptions in the first nine months of 1994. The Company anticipates that it will continue to offer the drilling partnerships for the foreseeable future.

     At September 30, 1995, limited partnership formation and marketing costs (which under the current offerings are borne by the Company as part of the Company's general partner contribution) amounted to $3,346,133, an increase of $354,260, when compared with the December 31, 1994 balance. Should the Company make the determination that the SDI offering will expire without extension on or before April 30, 1996, the remaining limited partnership formation and marketing costs related to the SDI offering (approximately $2,100,000) will be transferred to the oil & gas properties account upon the date such determination is made.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CREDIT FACILITIES

     The Company has established credit facilities which have been used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures, and to provide working capital. More recently the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities. However, the proceeds from the Company's recent stock offering will be used to finance this activity in the near term and has allowed the Company to pay off these credit facilities. The principal terms and restrictions of these credit facilities are described in Note 4 to the Company's condensed financial statements included herein.

     At December 31, 1994, the Company had $27,229,000 outstanding under these borrowing arrangements used for several purposes. Approximately $8,000,000 used to finance producing oil and gas property purchases was either reimbursed in January 1995 or reflected at December 31, 1994 in the "Producing oil and gas properties held for transfer" account on the balance sheet. The Company used the remainder of the outstanding balance on the credit facilities, along with internally generated cash flow, principally to fund the Company's capital expenditures in 1994, and to a lesser extent, to provide working capital.

     At September 30, 1995, the Company had no outstanding balances under these borrowing arrangements which were repaid with proceeds from the Company's recent stock offering. The borrowings since year-end 1994 have been used primarily to fund a substantial portion of the Company's 1995 capital expenditures described below.

WORKING CAPITAL

     The Company's working capital has increased over the last nine months, from working capital deficit of $13,137,441 at December 31, 1994 to positive working capital of $19,258,831 at September 30, 1995. This increase is primarily the result of the $46,115,000 of net proceeds, before selling expenses, from the recent common stock offering.

     Due to the nature of the Company's business highlighted above, the individual components of working capital fluctuate considerably from period to period. In the past, balance sheet changes in receivables, producing oil and gas properties held for transfer and payables related to producing oil and gas property acquisitions principally arise from the timing of property purchases and payments made by and to the Company related to the Company's management of limited partnerships. The Company incurs

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

significant working capital requirements in connection with its role as operator of approximately 750 producing wells and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day to day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

CAPITAL EXPENDITURES

     Additions to property, plant and equipment during the first nine months of 1995 were $21,076,168. These capital expenditures include: (a) $9,300,000 of drilling costs, both exploratory and developmental; (b) $4,800,000 of prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the Company's account); (c) $3,200,000 to fund the Company's general partner capital contribution to the partnerships formed under its limited partnerships; (d) $2,400,000 invested in foreign business opportunities in Russia (approximately $2,000,000), in Venezuela (approximately $240,000), and in New Zealand (approximately $150,000), as described in Note 7 to the Company's condensed financial statements included herein; (e) $700,000 to acquire producing properties and (f) $700,000 spent for furniture and fixtures, primarily computer equipment. In the remaining three months of 1995, the Company expects capital expenditures to be approximately $15,000,000, including investments in all areas in which investments were made during the first nine months of the year as described above, with a particular increase and focus on exploration and development drilling. The Company now has plans to participate in the drilling of 79 gross wells this year, compared to 44 wells in 1994. Fifteen of the wells planned for drilling in 1995 will be classified as exploratory. Through September 30, 1995, the Company had participated in drilling 6 exploratory and 39 development wells with 3 exploratory successes and 38 development successes. The Company anticipates that this drilling activity will lead to substantial reserves being added to the Company's reserve base by year-end 1995, although the effect on oil and gas sales will be somewhat delayed due to time periods necessary to place newly drilled wells on production.

     The Company believes that 1995's anticipated internally generated cash flows (expected to increase as the Company's production base increases as a result of its accelerated drilling program) together with the $46,115,000 of net proceeds, before selling expenses, from the sale of 5,750,000 shares of common stock and its existing credit facilities, will be sufficient to finance the costs associated with its currently budgeted capital expenditures at least through 1996. Further liquidity needs may also be met by additional availability under its credit facilities based upon the value of the Company's proved reserves, as

                              SWIFT ENERGY COMPANY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

management continually evaluates future use of debt and/or equity to finance its capital needs.

RESULTS OF OPERATIONS-
 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Net income of $2,520,431 and earnings per share of $0.32 for the first nine months of 1995 were 26% and 39% lower, respectively than "Income before cumulative effect of change in accounting principle" of $3,417,197 and earnings per share of $0.52 in the same period for 1994. Lower net income primarily reflected the effect on revenues of substantially lower gas prices. The decrease in earnings per share in part reflects a 21% increase in weighted average shares outstanding for the period, as a result of the sale of 5,750,000 shares of common stock in the third quarter of 1995. The nine-month 1994 net loss of $13,355,501 included a cumulative effect of a change in accounting principle (see Note 3 to the Company's condensed financial statements included herein) of $16,772,698.

REVENUES

     Oil and Gas Sales. Oil and gas sales increased 1% to $15,208,354 in the first nine months of 1995, compared to $15,014,095 for the comparative period in 1994. The 18% increase in oil production and the 9% increase in gas production were primarily the result of production from exploratory and developmental wells drilled in late 1994 and in the first nine months of 1995, and the acquisition of interests in producing properties by the Company for its own account in the third quarter of 1994. These increases were offset somewhat by declining production derived through the Company's general partner interests in its limited partnerships. The Company's net sales volume (including the volumetric production payment) in the first nine months of 1995 increased by 11% or 798,016 Mcfe (thousand cubic feet equivalent) over volumes in the comparable 1994 period; however, due to lower gas prices received, oil and gas sales revenues increased only 1%. Partially offsetting the effect of the 19% decrease in gas prices were oil price increases of 9% (comparing average prices received over the respective nine-month periods).

     Oil and gas sales comprised 77% and 78%, respectively of total revenues for the first nine months of 1995 and 1994. The majority of these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas sales to continue to increase as a direct consequence of the addition of oil and gas reserves through the Company's active drilling programs.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table provides additional information regarding the Company's oil and gas sales.


                     NET SALES VOLUME      AVERAGE SALES PRICE
                   --------------------  -----------------------

                   Oil(Bbls)  Gas(Mcf)    Oil(Bbl)    Gas(Mcf)
                   ---------  --------    --------    --------

    1994:
    3 MONTHS
    ENDED 3/31/94    99,992   1,643,348     $11.80       $2.21

    3 MONTHS
    ENDED 6/30/94   105,854   1,582,699     $14.47       $1.98

    3 MONTHS
    ENDED 9/30/94   128,841   1,814,257     $16.09       $1.91
                    -------   ---------

    9 MONTHS
    ENDED 9/30/94   334,687   5,040,304     $14.30       $2.03
                    =======   =========
    1995:
    3 MONTHS
    ENDED 3/31/95   134,626   1,702,658     $15.61       $1.63

    3 MONTHS
    ENDED 6/30/95   121,551   1,751,375     $16.36       $1.64

    3 MONTHS
    ENDED 9/30/95   137,829   2,028,373     $14.94       $1.68
                    -------   ---------

    9 MONTHS
    ENDED 9/30/95   394,006   5,482,406     $15.61       $1.65
                    =======   =========

     Supervision Fees. Supervision fees were relatively flat in the first nine months of 1995 when compared to the same period in 1994, due primarily to a reduction in the number of wells the Company operated, as it disposed of certain marginal wells between the periods.

     EXPENSES

     General and administrative expenses for the first nine months of 1995 increased approximately $200,000 or 5% when compared to the same period in 1994, primarily due to increased staffing levels which occurred in the second half of 1994 to support the Company's increased reserve base and drilling activities, offset by certain cost cutting measures implemented in the first half of 1995. The Company's general and administrative expenses however, decreased from $0.53 per Mcfe produced for the first nine months of 1994 to $0.51 per Mcfe produced for the same period in 1995.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Depreciation, depletion and amortization ("DD&A") increased 9% (approximately $500,000), due primarily to the increase in the Company's producing properties and the related sale of increased quantities of oil and gas therefrom. DD&A decreased from $0.77 per Mcfe produced in the 1994 period to $0.74 per Mcfe produced in the 1995 period, reflecting variations in the per unit cost of property additions and changes in the mix of reserves.

     Oil and gas production costs increased 30% (approximately $1,160,000) in the first nine months of 1995 (such costs increased from $0.56 per Mcfe produced in 1994 to $0.65 per Mcfe produced in 1995) due to the growth in the Company's production volumes, certain one-time remedial well expenses, and higher well insurance costs and ad valorem taxes.

     Interest expense for the first nine months of 1995 on the Debentures, including amortization of debt issuance costs, totaled $1,485,730 ($1,479,982 in 1994), while interest expense on the credit facilities, including commitment fees, totaled $1,617,924 ($1,085,918 in 1994) for a total of $3,103,654 (of which $1,820,169 was capitalized). The 1994 total was $2,565,900 (of which $1,355,537 was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership and foreign business development activities. The increase in interest expense in 1995 is attributable to an increase in the average balance under the Company's credit lines necessary to finance the Company's capital expenditures as discussed above. The Company expects interest expense to be significantly reduced for the remainder of the year as a portion of the proceeds from the sale of 5,750,000 shares of common stock received in July and August, 1995 was used to pay down the credit lines.

RESULTS OF OPERATIONS-
 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Net income of $1,264,556 and earnings per share of $0.12 in the third quarter of 1995 increased 12% and decreased 29%, respectively when compared to net income of $1,130,398 and earnings per share of $0.17 in the same period for 1994. The increase in net income was somewhat offset by the effect on revenues of substantially lower oil and gas prices as discussed below. The decrease in earnings per share resulted from a 59% increase in the weighted average shares outstanding, as a result of the sale of 5,750,000 shares of common stock in the third quarter of 1995.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

     Oil and Gas Sales. Oil and gas sales decreased 1% to $5,465,881 in the third quarter of 1995, compared to $5,534,789 for the comparative period in 1994. The 7% increase in oil production and the 12% increase in gas production were primarily the result of production from exploratory and developmental wells drilled in late 1994 and in the first nine months of 1995.

     The Company's net sales volume (including the volumetric production payment) in the third quarter of 1995 increased by 10% (268,044 Mcfe) over volumes in the comparable 1994 period: however, due to 12% lower gas prices received and to 7% lower oil prices received, oil and gas sales revenues decreased 1%.

     Supervision Fees. Supervision fees increased 3% in the third quarter of 1995 when compared to the same period in 1994 due in part to the increase in drilling activity between the periods, which resulted in a increase in the drilling overhead component of supervision fees.

     EXPENSES

     General and administrative expenses for the third quarter of 1995 decreased $134,589 or 10% when compared to the same period in 1994, primarily due to certain cost cutting measures implemented in the first half of 1995. The Company's general and administrative expenses decreased from $0.52 per Mcfe produced for the third quarter of 1994 to $0.43 per Mcfe produced for the same period in 1995.

     Depreciation, depletion and amortization decreased slightly even though there was an increase in the Company's production volumes. DD&A decreased from $0.80 per Mcfe produced in the 1994 period to $0.70 per Mcfe produced in the 1995 period, reflecting positive variations in the per unit cost of property additions and changes in the mix of reserves.

     Oil and gas production costs increased 12% in the third quarter of 1995 (such costs increased from $0.61 per Mcfe produced in 1994 to $0.62 per Mcfe produced in 1995) due to the growth in the Company's production volumes, certain one-time remedial well expenses, and higher well insurance costs and ad valorem taxes.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest expense for the third quarter of 1995 on the Debentures, including amortization of debt issuance costs, totaled $495,910 ($493,948 in 1994), while interest expense on the credit facilities, including commitment fees, totaled $308,640 ($634,544 in 1994) for a total of $804,550 (of which
$611,389 was capitalized). The third quarter 1994 total was $1,128,492 (of which $679,532 was capitalized). This third quarter decrease in interest expense in 1995 is attributable to lower interest expense on the credit facilities as a portion of the Company's stock offering proceeds was used to pay down these credit facilities.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION



Item 1.     Legal Proceedings - N/A

Item 2.     Changes in Securities - N/A

Item 3.     Defaults Upon Senior Securities - N/A

Item 4.     Submission of Matters to a Vote of Security Holders - N/A

Item 5.     Other Information

               At the Company's Board of Directors meeting held August 14,
            1995, the Board approved amendments to the Company's Bylaws.
            The Bylaws, as amended, create staggered terms for directors so that, beginning in 1996, shareholders will elect directors for terms varying from one to three years, with the result that at each annual meeting after 1996 the terms of only one-third of the directors will expire. The Bylaws also now provide that the Bylaws may only be amended by vote of two-thirds of the shareholders. Other provisions address removal of directors, certain procedures for shareholder meetings and shareholder vote required for a merger or sale of all of the assets of the Company and certain other transactions. This summary is qualified in its entirety by reference to the Bylaws filed as Exhibit 3 to this report.

Item 6.     Exhibits & Reports on Form 8K

            (a)  Exhibits

                  3    Bylaws of Swift Energy Company
                 10.1  Employment Agreement dated as of November 1, 1995, by and between Swift Energy Company and Terry E. Swift
                 10.2  Employment Agreement dated as of November 1, 1995, by and between Swift Energy Company and John R. Alden
                 10.3  Employment Agreement dated as of November 1, 1995, by and between Swift Energy Company and James M.
                       Kitterman
                 10.4  Employment Agreement dated as of November 1, 1995, by and between Swift Energy Company and Bruce H. Vincent
                 10.5  Employment Agreement dated as of November 1, 1995, by and between Swift Energy Company and A. Earl Swift

            (b)  Reports on Form 8K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SWIFT ENERGY COMPANY

                                        (Registrant)

Date: NOVEMBER 13, 1995                 By: (ORIGINAL SIGNED BY)
      -----------------                     ---------------------------------
                                            John R. Alden
                                            Sr. Vice President, Secretary/
                                            Principal Financial Officer

Date: NOVEMBER 13, 1995                 By: (ORIGINAL SIGNED BY)
      -----------------                     ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller and
                                            Principal Accounting Officer