Form 10-K405
period 1995-12-31
SWIFT ENERGY CO
filed 1996-03-27
CIK 351817

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Class:                       Exchanges on Which Registered:
Common Stock, par value $.O1 per share             New York Stock Exchange
                                                    Pacific Stock Exchange

Convertible Subordinated Debentures Due 2003       New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates at March 13, 1996 was approximately $145,121,635.

The number of shares of common stock outstanding as of December 31, 1995 was 12,509,700 shares of common stock, $.01 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                      INCORPORATED AS TO
Notice and Proxy Statement for the Annual     Part III, Items 10, 11 12, and 13
Meeting of Shareholders to be held May 14,
1996

Form 1O-K
-------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

10-K PART AND ITEM NO.                              ANNUAL REPORT SECTION
--------------------------------------------        ---------------------------

Part I
   Item  1.  Business

   Item  2.  Properties

   Item  3.  Legal Proceedings

   Item  4.  Submission of Matters to a Vote of
             Security Holders

Part II
   Item  5.  Market for the Registrant's Common
             Equity and Related Stockholder
             Matters

   Item  6.  Selected Financial Data

   Item  7.  Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations

   Item  8.  Financial Statements and Supple-
             mentary Data

   Item  9.  Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure

Part III
   Item  10. Directors and Executive Officers of    (1)
             the Registrant

   Item  11. Executive Compensation                 (1)

   Item  12. Security Ownership of Certain Bene-    (1)
             ficial Owners and Management

   Item  13. Certain Relationships and Related      (1)
             Transactions

Part IV
   Item  14. Exhibits, Financial Statement
             Schedules and Reports on Form 8-K



(1) Incorporated by reference from Notice and Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1996.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

SEE PAGE 10 FOR EXPLANATIONS OF ABBREVIATIONS AND TERMS USED HEREIN.

GENERAL

     Swift Energy Company (the "Company"), a Texas corporation organized in October 1979, is engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with a primary focus on U.S. onshore natural gas reserves. The Company has interests in approximately 4,1 00 oil and gas wells located in 15 states, with over 90% of its proved reserves base concentrated in Texas, Oklahoma, and Louisiana. Between 1985 and 1993, the Company grew primarily through the acquisition of producing properties funded through limited partnership financing. Commencing in 1991, the Company began to re-emphasize the addition of reserves through increased exploration and development drilling activity. As a result of this reemphasis on drilling activity, the Company added approximately 24.8 Bcfe and 72.4 Bcfe of proved reserves in 1994 and 1995, respectively, through exploration and development drilling at a three-year average discovery cost of $0.70 per Mcfe in 1994 and $0.47 in 1995.

     At December 31, 1995, the Company had estimated proved reserves of 143.6 Bcf of natural gas and 5.4 MMBbls of oil (totaling approximately 176.1 Bcfe) with a present value (PV-10 Value) of approximately $147 million. The proved reserves at December 31, 1995, represent an increase of 70% over estimated amounts at December 31, 1994. Approximately 82% of the Company's proved reserve base at year-end 1995 was natural gas. The Company's reserve replacement cost over the last three years averaged $0.61 per Mcfe.

     At December 31, 1995, the Company operated approximately 770 wells, which represented 86% of its proved reserve base, and managed reserves on behalf of limited partnerships that, exclusive of the Company's interests, had proved reserves of approximately 180.5 Bcfe. The Company's two largest properties accounted for 73% of the Company's PV-10 Value at December 31, 1995. The South Texas AWP Olmos Field, located in McMullen County, Texas, and the Austin Chalk Giddings Field, located primarily in Fayette County, Texas, accounted for 67% and 6%, respectively, of the Company's PV-10 Value as of such date. The Company believes that the Austin Chalk's prolific but short-lived wells complement the long-lived reserves of the AWP Olmos Field. The application of advanced technologies and achievement of operating efficiencies have enabled the Company to reduce costs and enhance reserves recoveries in these areas.

EXPLORATION AND DEVELOPMENT DRILLING ACTIVITIES

     In 1991, the Company began to increase its inventory of exploration and development drilling prospects. Drilling locations were selected through intensive geological and geophysical studies of the Company's undeveloped acreage and other prospects. The Company has recently begun to realize benefits from its drilling program, with proved reserves added through exploration and development drilling of approximately 13 times the amount added through the acquisition of producing properties in 1995, and approximately seven times that year's annual production. The Company's success rate for 1995 drilling activity was 50% for exploratory wells (4 out of 8 drilled) and 96% for development wells (65 out of 68 drilled).

     The Company pursues a "controlled risk" approach to exploratory drilling. The Company focuses its exploration activities on specific U.S. regions where its technical staff has considerable experience and near proved productive properties where the potential for significant reserves exists. The Company seeks to minimize its exploration risk by investing in multiple prospects, farming out interests to industry partners and drilling funds, utilizing advanced technologies, and drilling in different types of geological formations.

     The Company's development strategy is designed to maximize the value and productivity of its existing properties through development drilling and recovery methods, enhancing production results through improved field production techniques, lowering production costs, and applying the Company's technical expertise and resources to exploit producing properties efficiently. The Company employs various recovery techniques, which include water flooding, fracturing reservoir rock through the injection of high-pressure fluid, inserting coiled tubing velocity strings to speed gas flow, and acid treatments. The Company believes that the application of fracturing technology and coiled tubing has resulted in significant increases in production and decreases in drilling and operating costs in several of its fields, including the Company's largest single property, the AWP Olmos Field.

     The Company's exploration and development activities are conducted by its in-house exploration staff, assisted by professionals from other departments, including reservoir engineers, geologists, geophysicists, petrophysicists, landmen, and drilling and operations engineers. The Company believes that one of the keys to its success has been its team approach, which integrates multiple disciplines to maximize utilization of the information provided by modern seismic techniques.

     The Company has increasingly utilized advanced seismic technology to enhance the quality of its drilling efforts, including two-dimensional (2-D) and three-dimensional (3-D) seismic analysis, amplitude versus offset (AVO) studies, and detailed formation simulation studies. Utilizing the Company's computer workstations, seismic data are analyzed and enhanced with advanced software programs, many of which are proprietary. As a result, the Company has developed a significant internal seismic expertise and has compiled an extensive library of seismic data.

     The following table sets forth the results of the Company's drilling activities during the three fiscal years ended December 31, 1995:

                                        Gross Wells                    Net Wells(2)
                              -----------------------------  -------------------------------
Year      Type of Well(1)     Total    Producing(3)  Dry(4)  Total    Producing(3)    Dry(4)
--------------------------------------------------------------------------------------------
1993      Exploratory          12            5          7      5.6         2.5        3.1
          Development          22           21          1      3.8         3.4         .4

1994      Exploratory          14            6          8      9.2         4.7        4.5
          Development          30           26          4      6.9         5.0        1.9

1995      Exploratory           8            4          4      3.5         1.5        2.0
          Development          68           65          3     38.7        38.0        0.7

(1) An exploratory well is a well drilled either in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A developmental well is a well drilled within the presently proved productive area of an oil or gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.

(2) Many of the development wells were drilled by company-managed partnerships or joint ventures that own only a portion of the working interest in each development well. The Company's share of the fractional interest in these development wells exists primarily to the extent of its partnership interest.

(3) A producing well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(4) A dry well is an exploratory or development well that is not a producing well.

     At December 31, 1995, the Company had an inventory of development drilling prospectus in two main fields and exploration prospectus in four main geological basins:

     SOUTH TEXAS AWP OLMOS FIELD. The Company has extensive expertise in the AWP Olmos Field, where it drilled nine successful development wells on its original AWP leaseholds in 1995. The Company has a long history of experience with low-permeability tight-sand formations typical of its AWP Olmos Field properties. Since acquiring its first AWP Olmos Field Acreage in 1988, the Company has made detailed studies of drainage patterns in the formation and has introduced innovations in fracture design and implementation methods and coiled tubing technology that substantially reduce drilling costs and improve recoveries.

     In the fourth quarter of 1994, the Company acquired a leasehold position in 8,830 net acres in Two Rivers, immediately adjacent to its AWP leasehold acquired in 1988. The Company subsequently extended its geological and engineering studies to cover this acreage, and in 1995 drilled and completed 30 new wells. In 1995, the Company acquired an additional leasehold position in 400 net acres (Encino Ranch) and in 1995 drilled two successful new wells on this acreage. As a result of these efforts, Swift has identified numerous proved undeveloped locations in the AWP Olmos Field, where it currently plans to drill up to 76 development wells in 1996.

     AUSTIN CHALK GIDDINGS FIELD. Wells in this area initially have high deliverability rates, with strong cash flows that decline rapidly. The Company believes these reserves complement its long-lived reserves in the AWP Olmos Field. As of year-end 1995, the Company had participated in 24 horizontal wells in the Giddings Field with a 96% success rate, including nine successful development wells in 1995. The Company believes its success is attributable to its ability to identify hydrocarbon-bearing fractures, relying on its expertise in seismic data analysis and its ability to drill and operate horizontal wells. In 1994, the Company acquired a 2-D swath of seismic data covering approximately 6,500 acres. In addition, the Company acquired undeveloped leasehold interests to provide additional flexibility in designing its development program. The Company currently plans to conduct a second 2-D swath seismic survey in the area, and to drill an additional eight development wells in the Austin Chalk in 1996.

     GULF COAST BASIN. The Company's drilling program in the Gulf Coast Basin in 1995 consisted of one successful exploratory well and four successful development wells. The locations were selected utilizing traditional geologic studies combined with analyses of available seismic data. To reduce its exploration and development risk in the Gulf Coast Basin, the Company conducted a 3-D seismic survey in Jackson County, Texas, in 1994. The processing and interpretation has identified a number of potential drilling locations which have been further refined through AVO analysis. The Company owns interests in the South Louisiana East Mud Lake and Second Bayou fields with significant proved undeveloped reserves. Up to four exploratory wells and three development wells are scheduled for drilling in the Gulf Coast Basin through 1996, principally focusing on the Yegua, Frio, and Wilcox trends.

     ANADARKO BASIN. The Company plans to continue exploration and development activities in the Anadarko Basin in Oklahoma, principally focusing on the Red Fork and Skinner formations. The Company participated in five successful development wells in this area in 1995. The Company's geologists and geophysicists search for the Red Fork formation's narrow channel sands using interactive software to integrate geologic and seismic data. By correlating the two sets of information, the presence of potential hydrocarbon accumulations is determined and optimum drilling sites are selected. For 1996, the Company plans to drill one exploratory well in this area.

     WYOMING POWDER RIVER BASIN. In 1995, the Company drilled two successful exploratory wells and three suc-cessful development wells in the Minnelusa trend in Campbell County, Wyoming. The Minnelusa trend has been the subject of extensive study by the Company's multidisciplinary teams in order to identify the location of stratigraphic hydrocarbon traps. The Company's staff has evaluated over 5,000 wells drilled in the area, utilizing 2-D and 3-D seismic data, and has conducted petrophysical studies to determine the hydrocarbon-bearing capacity of the rock. To increase the production in some areas, the Company has instituted secondary and tertiary recovery through water or polymer flooding in the Minnelusa fields. The Company intends to drill four exploratory and two development wells in this area in 1996.

     NORTH LOUISIANA SALT DOME. The North Louisiana Salt Dome covers the neighboring corners of Arkansas, Louisiana, and Texas. The Company has drilled two successful exploratory wells in the area during 1993 and 1994 and another successful exploratory well in 1995. In this area, the Smackover formation is a prolific hydrocarbon producer from multiple levels and from a variety of structures, including fault traps, salt anticlines, basement structures, and stratigraphic traps. The Company currently has access to a 7,000-mile seismic data base in the area and completed a 3-D seismic survey in the Smackover formation in early 1996. The Company plans to drill seven exploratory wells and two development wells in the region in 1996 and is currently evaluating the implementation of a water flood project in Arkansas.

ACQUISITION ACTIVITIES

     Since 1979, the Company has acquired approximately $465.0 million of producing oil and natural gas properties on behalf of itself and its co-investors in 122 separate transactions. The Company has acquired for its own account approximately $111.6 million of producing properties, with original proved reserves estimated at 145.2 Bcfe. The Company's acquisition activities have declined over the past three years, with approximately $21.8 million, $13.1 million and $3.5 million of properties acquired in 1993, 1994, and 1995, respectively. The Company's acquisition costs have averaged $0.78 per Mcfe over this three-year period. For 1996 for its own account, the Company anticipates spending only $0.5 million to purchase limited partner interests from existing limited partnerships through the right of presentment arrangement provided in those partnerships.

     The Company uses a disciplined, market-driven approach to acquisitions. The Company generally seeks acquisition of properties for its own account that are in close proximity to its current reserves and provide the potential to add reserves through additional development efforts. As the market for acquisitions has become more competitive in recent years, the Company has taken the initiative in creating acquisition opportunities by directly soliciting property owners who have not placed their properties on the market. Properties are acquired after the Company has analyzed and evaluated available reservoir engineering, geological, and geophysical data. In evaluating producing properties prior to purchase, the Company assesses many factors, including estimated reserves, anticipated cash flow from production, production costs, and various factors affecting the marketing of production.

PROPERTIES

     The South Texas AWP Olmos Field and the Austin Chalk Giddings Field accounted for a significant portion of the Company's proved oil and gas reserves as of December 31, 1995.


     SOUTH TEXAS AWP OLMOS FIELD. Swift's AWP leaseholds and its Two Rivers and Encino Ranch leaseholds are contained entirely within the AWP Olmos Field in McMullen County, Texas, and represented approximately 67% of the Company's proved reserves at December 31, 1995. Interests are owned in 123 wells producing from the Olmos Sand Formation at a depth of 10,000 feet, and the Company is the operator of all 123 wells. Working interests owned by the Company and its partnerships in this field range from 97% to 100%. During 1995, the Company drilled 41 successful development wells in this field. During the period it has operated wells in this field, the Company has engaged in extensive fracturing operations to enhance the permeability of the formation and flow of gas from the wells. The introduction of coiled tubing velocity strings in several wells speeds the velocity of gas flow, preventing produced liquids from condensing, falling back into the well and blocking gas flow. The Company has a substantial amount of undeveloped proved reserves in this area with plans to drill 76 more development wells in 1996.

     AUSTIN CHALK GIDDINGS FIELD. This property, located primarily in Fayette County, Texas, and other adjacent counties, represents approximately 6% of Swift's proved reserves. As of year-end 1995, Swift had participated in 24 horizontal wells in the Austin Chalk trend since 1992, with a 96% drilling success rate. The Austin Chalk horizontal wells are initially high-deliverability wells that provide strong cash flows, often reaching payout in less than a year. In 1995, Swift participated in nine successful development wells in the area. The Company plans to drill eight more development wells in 1996.

OPERATIONS

     The Company generally seeks to be named as operator for wells in which it or its affiliated limited partnerships and joint ventures have acquired a significant interest, although this typically occurs only when the Company or its affiliated limited partnerships and joint ventures own the major portion of the working interest in a particular well or field. The Company acts as operator of approximately 770 wells, which comprise approximately 86% of the Company's total proved reserves.

     As operator, the Company is able to exercise substantial influence over development and enhancement of a well and to supervise operation and maintenance activities on a day-to-day basis. The Company does not conduct the actual drilling of wells on properties for which it acts as operator. Drilling operations are conducted by independent contractors engaged and supervised by the Company. The Company employs petroleum engineers, geologists, and other operations and production specialists who strive to improve production rates, increase reserves, and/or lower the cost of operating its oil and gas properties.

     Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator's direct expenses and monthly per-well supervision fees. Per-well supervision fees vary widely depending on the geographic location and producing formation of the well whether the well produces oil or gas, and other factors. Such fees received by the Company in 1995 ranged from $50 to $1,433 per well per month.

MARKETING OF PRODUCTION

     The Company typically sells its gas production at or near the wellhead, although in some cases it must be gathered by the Company or other operators and delivered to a central point. Gas production is generally sold in the spot market at prevailing prices. The Company generally sells its oil production at posted prices. The Company does not refine any oil it produces. Only one single oil or gas purchaser accounted for 10% or more of the Company's consolidated revenues during the year ended December 31, 1995, with that purchaser accounting for approximately 12%. The Company does not believe that the loss of any single oil or gas purchaser or contract would materially affect its sales.

     The following table summarizes sales volume, sales price, and production cost information for the Company's net oil and gas production for the three-year period ended December 31, 1995. "Net" production is production that is owned by the Company either directly or indirectly through partnerships or joint venture interests and produced to its interest after deducting royalty, limited partner, and other similar interests.

                                        YEAR ENDED DECEMBER 31,
                                   ---------------------------------
                                      1995        1994        1993
                                   ---------   ---------   ---------
Net Sales Volume
Oil (Bbls).......................    545,435     467,056     324,486
Gas (Mcf)(1).....................  7,913,963   6,798,531   5,421,841
Average Sales Price
Oil (per Bbl)....................  $   15.66   $   14.35   $   15.10
Gas (per Mcf) ...................  $    1.77   $    1.93   $    1.96
Average Production Cost
(per Mcf Equivalent)(2)..........  $     .61   $     .59   $     .62

(1) Natural gas production for 1995, 1994, and 1993 includes 1,211,255, 1,358,375, and 1,581,206 Mcf, respectively, delivered under the Company's volumetric production payment agreement.

(2) Converted to Mcf equivalents on a thermal equivalent basis of 6 Mcf per barrel of oil.

     Under the volumetric production payment entered into in 1992, as of December 31, 1995, the Company has a remaining commitment to deliver approximately 4.1 Bcf of gas meeting certain heating equivalent and quality standards through October 2000, when such agreement expires. Since entering into this agreement, these properties have produced in excess of the required monthly delivery requirements.

     During 1995, the Company entered into oil and natural gas price hedging contracts covering a small portion of the Company's and its affiliated partnerships' oil and natural gas production. For the months of January, February, March, and April, 300,000 MMBtu of the natural gas production was covered, providing for a minimum price of $1.58. For the months of November and December, 1,000,000 MMBtu and 1,250,000 MMBtu, respectively, were covered, providing for minimum prices ranging from $1.65 to $1.75. For the months of March through December, 75,000 Bbls of oil production was covered, providing for minimum prices ranging from $17.00 to $18.00. Costs related to 1995 hedging activities totaled approximately $448,000, and benefits received totaled approximately $140,000. Open contracts at December 31, 1995, cover 1,500,000 MMBtu of the natural gas production for the months of January and February 1996, 1,000,000 MMBtu for March 1996, and 35,000 Bbls of oil production for March and April 1996, providing for minimum prices ranging from $1.65 to $1.75 per MMBtu and $17.50 per Bbl. The costs related to the open contracts totaled approximately $148,000 and had a market value of $39,000 as of December 31, 1995.

FOREIGN ACTIVITIES

     During 1993, the Company entered into a Participation Agreement (the "Participation Agreement") with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to develop and produce reserves in two fields in Western Siberia. Under this Participation Agreement, the Company will receive a minimum 5% net profits interest. Additionally, the Company purchased a 1% net profits interest from the Russian Federation joint stock company for $300,000. In May 1995, the Company executed a Management Agreement with Senega. In return for obtaining financing for development of these fields, the Company was given certain rights by Senega, including a 49% interest in production income derived by Senega from this project after repayment of costs. During 1995, the Company was approved for the grant of a Petroleum Exploration Permit by the New Zealand Minister of Energy. This permit covers approximately 65,000 acres in the onshore Taranaki Basin region. The Company also is pursuing opportunities in the oil and gas industry in Venezuela. These activities are described in greater detail in Note 9 to the Company's financial statements.

OIL AND GAS RESERVES

     The following table presents information regarding proved reserves of oil and gas attributable to the Company's interests in producing properties as of December 31, 1995, 1994, and 1993. The information set forth in the table is based on proved reserves reports prepared by the Company and audited by H.J. Gruy and Associates, Inc., Houston, Texas, independent petroleum engineers. Gruy's estimates were based upon review of production histories and other geological, economic, ownership, and engineering data provided by the Company. In accordance with Securities and Exchange Commission guidelines, the Company's estimates of future net revenues from the Company's proved reserves and the PV-10 Value are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. Proved reserves as of December 31, 1995, were estimated based upon weighted average prices of $2.41 per Mcf of natural gas and $18.07 per barrel of oil, compared to $1.85 and $2.50 per Mcf of natural gas and $15.09 and $12.87 per barrel of oil as of December 31, 1994 and 1993, respectively. The Company has interests in certain tracts that are estimated to have additional hydrocarbon reserves that cannot be classified as proved and are not reflected in the following table. The proved reserves presented for all periods also exclude any reserves attributable to the volumetric production payment.

                                           AT DECEMBER 31,
                                 -------------------------------------
                                    1995         1994         1993
                                 ----------   ----------   -----------
ESTIMATED PROVED OIL AND GAS RESERVES
Net natural gas reserves (Mcf:)

  Proved developed               81,532,025   46,406,448   50,936,942
  Proved undeveloped             62,035,495   29,857,516   13,525,863
                               ------------  -----------  -----------
    Total                       143,567,520   76,263,964   64,462,805
                               ------------  -----------  -----------
                               ------------  -----------  -----------
Net oil reserves (Bbl):
  Proved developed                3,313,226    3,209,387    3,110,505
  Proved undeveloped              2,108,755    1,343,880    1,160,564
                               ------------  -----------  -----------
    Total                         5,421,981    4,553,267    4,271,069
                               ------------  -----------  -----------
                               ------------  -----------  -----------

ESTIMATED PRESENT VALUE OF PROVED RESERVES

Estimated present value of future
net cash flows from proved reserves
discounted at 10% per annum:

Proved developed               $ 85,536,873  $47,172,093  $66,309,471
Proved undeveloped               61,501,536   22,222,511   17,451,305
                               ------------  -----------  -----------
Total                          $147,038,409  $69,394,604  $83,760,776
                               ------------  -----------  -----------
                               ------------  -----------  -----------

     The table also sets forth estimates of future net revenues presented on the basis of unescalated prices and costs in accordance with criteria prescribed by the Securities and Exchange Commission and their PV-10 Value. Operating costs, development costs, and certain production-related taxes were deducted in arriving at the estimated future net revenues. No provision was made for income taxes. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows set forth in Note 9 to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. In cases where producing properties are subject to gas purchase contracts and the amount of gas purchased thereunder was reduced during 1995, gas projections used to estimate future net revenues were based on the reduced gas purchases for the affected producing properties. The assumption was made that purchases in 1996 and thereafter will be made at an unrestricted level.

     The Company's total proved developed and undeveloped reserves have increased substantially (70%) since December 31, 1994, as shown above and in Note 9 to the Company's financial statements. A substantial portion of the increased reserves represent proved undeveloped reserves. This shift reflects the increased emphasis on exploration and development activities, which results in additions of substantial proved undeveloped reserves. The Company's higher level of proved developed reserves was due to increased development drilling, revisions of previous quantity estimates, and higher year-end 1995 prices. Changes in quantity estimates and the estimated present value of proved reserves are affected by the change in crude oil and natural gas prices at the end of each year.

     Proved reserves are estimates of hydrocarbons to be recovered in the future. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserves reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used.
Accordingly, reserves estimates are often different from the quantities of oil and gas that are ultimately recovered. There can be no assurance that these estimates are accurate predictions of the present value of future net cash flows from oil and gas reserves.

     A portion of the Company's proved reserves has been accumulated through the Company's interests in the limited partnerships for which it serves as general partner. The estimates of future net cash flows and their present values, based on period end prices, assume that some of the limited partnerships in which the Company owns interests will achieve payout status in the future. None of the limited partnerships had achieved payout status at December 31, 1995.

     No other reports on the Company's reserves have been filed with any federal agency.

OIL AND GAS WELLS

     The following table sets forth the gross and net wells in which the Company owned an interest at the following dates:

                       Oil Wells    Gas Wells     Total Wells(1)
                       ---------    ---------     --------------
December 31, 1995
  Gross(2)               3,049          995           4,044
  Net(3)                  88.5        121.6           210.1
December 31, 1994
  Gross(2)               3,141        1,000           4,141
  Net(3)                  79.3        109.1           188.4
December 31, 1993
  Gross(2)               3,165          872           4,037
  Net(3)                  72.5         52.4           124.9

(1) Excludes 39 service wells in 1995, 31 service wells in 1994, and 165 service wells in 1993.

(2) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(3) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

OIL AND GAS ACREAGE

     As is customary in the industry, the Company generally acquires oil and gas acreage without any warranty of title except as to claims made by, through, or under the transferor. Although the Company has title to developed acreage examined prior to acquisition in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In many instances, title opinions may not be obtained if in the Company's judgment it would be uneconomical or impractical to do so.

     The following table sets forth the developed and undeveloped leasehold acreage held by the Company at December 31, 1995:


                         DEVELOPED                    UNDEVELOPED
                   -----------------------      -----------------------
                    GROSS(1)     NET(2)(3)      GROSS(1)      NET(2)(3)
                   ----------   ----------      ---------     ---------
Alabama              7,075.72       820.82         372.00         61.17
Arkansas             8,960.45     3,271.17       4,754.86      2,978.63
Kansas               1,630.00       571.67       5,450.00      2,268.55
Louisiana           56,766.05    18,620.66      11,985.24      7,222.14
Mississippi         10,680.29     4,211.95       4,965.61        887.68
Nebraska                    -            -       1,707.04      1,029.53
New Mexico           1,854.47       473.61         240.00         28.80
North Dakota         1,276.19       147.25         160.00         17.32
Oklahoma            54,270.93    21,420.96       4,410.02      2,103.06
Texas              116,635.23    53,438.69      22,897.00     15,938.33
West Virginia       16,048.20    10,484.50              -             -
Wyoming             10,434.00     3,225.25      27,177.72     10,941.82
All other states       477.64       128.66       4,690.44        272.81
                   ----------   ----------      ---------     ---------
TOTAL              286,109.17   116,815.19      88,809.93     43,749.84
                   ----------   ----------      ---------     ---------
                   ----------   ----------      ---------     ---------

(1) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(2) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(3) A material portion of the Company's acreage is owned by virtue of its interests derived from limited partnerships. The net acreage reflected on this table shows the Company's interests assuming that an after payout status is achieved in these partnerships. At December 31, 1995, none of the limited partnerships had achieved payout status.


PARTNERSHIPS

     The Company has historically relied on limited partnerships as its principal financing vehicle to fund its activities. The Company has formed 101 limited partnerships which have raised a total of approximately $463.3 million at December 31, 1995. However, as the Company has increasingly shifted its emphasis to exploration and development activities and its reserves base has grown, the Company has significantly reduced its reliance on limited partnership financing.

     Approximately 18 of the limited partnerships formed and managed by the Company have been in operation for over nine years and have produced a substantial majority of their reserves. Given the age of these limited partnerships, the Company has proposed that the limited partners in 10 of these limited partnerships vote to sell their remaining properties and liquidate the limited partnerships. The Company anticipates that these proposals will be approved by these partnerships' limited partners and that these partnerships will be liquidated in 1996. The Company intends to make the same proposal to the other eight partnerships later this year.

     From 1991 to 1995, the Company offered Swift Depositary Interests ("SDI"), a publicly offered partnership program under which partnerships were formed to acquire interests in producing oil and gas properties. Since 1993, the Company also has offered private partnerships formed to engage in the drilling of development and exploratory wells.

     The Company concluded the SDI Program upon the formation of its last two partnerships organized on December 14, 1995. Under the SDI program, partnerships were formed on a sequential basis and, in 1995, the Company raised approximately $12.4 million under the SDI program. The SDI partnerships acquire, manage, and ultimately sell interests in properties that are producing oil and gas in commercial quantities or which contain shut-in wells capable of such production. The SDI partnerships seek to profit primarily from the sale of oil and gas produced from the properties in which they own interests, and from the proceeds of the eventual sale of their interests.

     In September of 1993, the Company began offering interests in private drilling partnerships. As of December 31, 1995, five partnerships had been formed (one in 1993, one in 1994, and three in 1995) with aggregate investor contributions of approximately $19.9 million.

     The private drilling partnerships have been offered on a no-load basis under which the Company pays all selling and offering expenses of the offering. Amounts paid by the Company are treated as a capital contribution to each partnership. The Company also is entitled to a general and administrative overhead allowance and an incentive amount. In certain partnerships, the Company does not bear any of the costs incurred in acquiring or drilling properties. The Company pays approximately 20% of all continuing costs (approximately 30% after payout and 35% after 200% payout), and the Company is entitled to receive 20% of net revenues distributed by each such partnership prior to payout, 30% distributed after payout, and 35% distributed after 200% payout. As managing general partner of certain other partnerships, the Company pays out of its own corporate funds the capital costs (consisting of all prospect costs and the non-deductible, tangible portion of drilling and completion costs). The Company pays approximately 40% of all continuing costs (approximately 45% after payout and 50% after 200% payout), and the Company is entitled to receive 40% of net revenues distributed by each such partnership prior to payout, 45% distributed after payout, and 50% distributed after 200% payout.

CONFLICTS OF INTEREST BETWEEN THE COMPANY AND LIMITED PARTNERSHIPS

Under the terms of the Company's limited partnership programs, the Company generally retains the right to engage in oil and gas exploration and production through other limited partnerships and joint ventures and for its own account. The partnership agreement for each limited partnership contains detailed provisions regarding the terms upon which a variety of transactions between the Company and the limited partnerships may be carried out, including (i) sales of properties by the Company to the limited partnerships,
(ii) operation of limited partnership properties by the Company, (iii) rendering of oil field or drilling services by the Company to a limited partnership, (iv) handling of limited partnership funds by the Company, and
(v) loans between the Company and a limited partnership. These restrictions, which may limit the ability of the Company to take certain actions, are intended to ensure that transactions between the Company and the limited partnerships are fair to such limited partnerships.

RISK MANAGEMENT

     The Company's operations are subject to all of the risks normally incident to the exploration for and the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, oil spills, and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities, or other property, or individual injuries. The oil and gas exploration business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharges of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. Additionally, as managing general partner of limited partnerships, the Company is solely responsible for the day-to-day conduct of the limited partnerships' affairs and accordingly has liability for expenses and liabilities of the limited partnerships. The Company maintains comprehensive insurance coverage, including general liability insurance in an amount not less than $20.0 million, as well as general partner liability insurance. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in comparable operations, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.

COMPETITION

     The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from many other oil and gas producers, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain its properties. In marketing its partnership programs, the Company competes with other oil and gas companies sponsoring similar programs and with numerous other investment opportunities.

REGULATIONS

     ENVIRONMENTAL REGULATIONS

     The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises, and impose substantial liabilities for pollution resulting from drilling operations particularly operations in offshore waters or on submerged lands. These laws and regulations may also increase the costs of drilling and operation of wells. However, the Company does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and gas industry.

     FEDERAL REGULATION OF NATURAL GAS

     The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a brief summary of the principal statutes, regulations, and orders that may affect the production and sale of the Company's natural gas. This summary should not be relied upon as a complete review of applicable natural gas regulatory provisions.

     PRICE CONTROLS. Prior to January 1, 1993, the sale of natural gas production was subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). However, under the Natural Gas Wellhead Decontrol Act of 1989 all price regulation under the NGPA and Natural Gas Act of rate, certificate and abandonment requirements were phased out effective as of January 1, 1993.

     FERC ORDERS. Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992 the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties,
(ii) establish a basis for release and reallocation of firm upstream pipeline capacity, and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design.

     FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas had been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 altered this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

     It is not anticipated that the marketability of and price obtainable for the Company's natural gas production will be significantly affected by FERC Order No. 500. Gas produced normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access transportation.

     STATE REGULATIONS

     Production of any oil and gas by the Company will be affected to some degree by state regulations. Many states in which the Company operates have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

     FEDERAL LEASES

     Some of the Company's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation, and related matters.

EMPLOYEES

     At December 31, 1995, the Company employed 176 persons. None of the Company's employees are represented by a union. Relations with employees are considered to be good.

FACILITIES

     The Company and SEMCO occupy approximately 75,000 square feet of office space at 16825 Northchase Drive, Houston, Texas, under a ten year lease expiring in 2005. The lease requires payments of approximately $81,000 per month. A subsidiary of the Company maintains an office in Denver, Colorado. The Company has field offices in various locations from which Company employees supervise local oil and gas operations.

FORWARD-LOOKING INFORMATION

The statements contained in this Annual Report on Form 10-K ("Annual
Report") that are not historical facts, including, but not limited to, statements found in this Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

                          _________________________

GLOSSARY OF ABBREVIATIONS AND TERMS

The following abbreviations and terms have the indicated meanings when used in this report:

Bbl -- Barrel or barrels of oil.
Bcf -- Billion cubic feet of natural gas.
Bcfe -- Billion cubic feet equivalent (see Mcfe).
Development Well -- A well drilled within the presently proved productive area of an oil or gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.
Discovery Cost -- With respect to proved reserves, a three-year average calculated by dividing total incurred exploration and development costs (exclusive of future development costs) by net reserves added during the period through extensions, discoveries, and other additions.
Dry Well -- An exploratory or development well that is not a producing well. Exploratory Well -- A well drilled either in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir.
Gross Well -- A well in which a working interest is owned.  The number of gross wells is the total number of wells in which a working interest is owned. MBbl -- Thousand barrels of oil.
Mcf -- Thousand cubic feet of natural gas.
Mcfe -- Thousand cubic feet equivalent, which is determined using the ratio of one barrel of oil, condensate, or natural gas liquids to 6 Mcf of natural gas.
MMBbl -- Million barrels of oil.
MMBtu -- Million British thermal units, which is a heating equivalent measure for natural gas and is an alternate measure of natural gas reserves, as opposed to Mcf, which is strictly a measure of natural gas volumes.
 Typically, prices quoted for natural gas are designated as price per MMBtu, the same basis on which natural gas is contracted for sale.
MMcf -- Million cubic feet of natural gas.
MMcfe -- Million cubic feet equivalent (see Mcfe).
Net Well -- A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Producing Well -- An exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
Proved Developed Oil and Gas Reserves -- Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Proved Oil and Gas Reserves -- Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainly to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made.
Proved Undeveloped Oil and Gas Reserves -- Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
PV-10 Value -- The estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, and without giving effect to non-property related expenses such as debt service, future income tax expense, or depreciation, depletion, and amortization.
Reserve Replacement Cost -- With respect to proved reserves, a three-year average calculated by dividing total incurred acquisition, exploration, and development costs (exclusive of future development costs) by net reserves added during the period.
Volumetric Production Payment -- The 1992 agreement pursuant to which the
 Company financed the purchase of certain oil and gas interests and committed to deliver certain monthly quantities of natural gas.

-----------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings are pending other than ordinary routine litigation incidental to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1995 to a vote of security holders.

-----------------------------------------------------------------------------

                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK, 1995 AND 1994

     Swift Energy Company common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "SFY." The high and low quarterly sales prices for the common stock for 1995 and 1994 are as follows:

                       1995                                      1994
     ---------------------------------------    -------------------------------------
      FIRST     SECOND     THIRD    FOURTH      FIRST     SECOND    THIRD     FOURTH
     QUARTER    QUARTER   QUARTER   QUARTER     QUARTER   QUARTER   QUARTER   QUARTER
     -------    -------   -------   --------    -------   -------   -------   -------
Low   8           8 1/2     8 1/4     7 3/4       8 1/2      9        9 1/4     9 1/2
High  9 7/8      10 1/8     9 5/8    12 5/8      11 1/4     10 1/8   10 1/2    11 3/8

    Since inception, no cash dividends have been declared on the Company's common stock. Cash dividends are restricted under the terms of the Company's credit agreements, as discussed in Note 4 to the Company's financial statements, and the Company presently intends to continue a policy of using retained earnings for expansion of its business. The above 1994 prices have been revised to reflect the September 1994 stock dividend.

     Swift Energy had approximately 623 stockholders of record as of December 31, 1995.

ITEM 6. SELECTED FINANCIAL DATA


                                         1995         1994(1)           1993           1992          1991
---------------------------------------------------------------------------------------------------------
Revenues
  Oil and Gas Sales               $22,527,892     $19,802,188    $15,535,671    $12,420,222    $8,361,771
  Supervision Fees                 $3,838,815      $3,751,061     $3,718,829     $3,443,777    $3,362,800
  Earned Interests & Fees (2)        $590,441        $701,528     $4,071,970     $2,716,277    $2,231,729
  Interest Income                    $212,329         $47,980       $201,584       $113,387      $192,694
  Other, Net                       $1,761,568      $1,072,535       $604,599       $515,931      $541,502
Total Revenues                    $28,931,045     $25,375,292    $24,132,653    $19,209,594   $14,690,496
Operating Income                   $6,894,537      $4,837,829     $6,628,608     $4,687,519    $3,748,741
Net Income (Loss)                  $4,912,512    $(13,047,027)    $4,896,253     $4,084,760    $2,512,815
---------------------------------------------------------------------------------------------------------
PER SHARE DATA
  Weighted Shares Outstanding (3)   9,122,857       6,644,248      6,588,076      6,135,044     5,363,299
  Net Income (Loss) per Share-
   Primary (3)                          $0.54          $(1.96)         $0.74          $0.67         $0.47
  Net Income (Loss) per Share-
   Fully Diluted (3)                    $0.54          $(1.96)         $0.70          $0.67         $0.47
  Shares Outstanding at Year End   12,509,700       6,685,137      6,001,075      5,968,579     4,955,134
  Book Value per Share                  $7.46           $6.30          $9.08          $8.26         $7.80
  Market Price (3)
    High                               $12.63          $11.38         $12.73          $8.64        $10.00
    Low                                 $7.75           $8.52          $7.85          $5.12         $4.77
    Year-End Close                     $12.00           $9.75          $8.64          $8.30         $5.45
---------------------------------------------------------------------------------------------------------
PRO FORMA AMOUNTS ASSUMING CHANGE
 IN ACCOUNTING PRINCIPLE IS
 APPLIED RETROACTIVELY. (2)
  Net Income                       $4,912,512      $3,725,671     $4,322,478     $3,729,851    $2,950,245
  Net Income per Share-
   Primary                              $0.54           $0.56          $0.66          $0.61         $0.55
  Net Income per Share-
   Fully Diluted                        $0.54           $0.56          $0.63          $0.61         $0.55
---------------------------------------------------------------------------------------------------------
ASSETS
  Current Assets                  $43,380,454     $39,208,418    $65,307,120    $30,830,173   $47,859,278
  Oil and Gas Properties, Net of
   Accumulated Depreciation,
   Depletion, and Amortization   $125,217,872     $88,415,612    $89,656,577    $64,301,509   $47,655,917
TOTAL ASSETS                     $175,252,707    $135,672,743   $160,892,917   $100,243,469  $101,421,573
LIABILITIES
  Current Liabilities             $40,133,269     $52,345,859    $55,565,437    $27,876,687   $50,851,447
  Long-Term Debt, Net of
   Current Portion                $28,750,000     $28,750,000    $28,750,000             $0            $0
Total Liabilities                 $81,906,742     $93,545,612   $106,427,203    $50,962,183   $62,761,217
Stockholders' Equity              $93,345,965     $42,127,131    $54,465,714    $49,281,286   $38,660,356
---------------------------------------------------------------------------------------------------------
Number of Employees                       176             209            188            178           171







-----------------------------------------------------------------------------
(1) Additional 1994 Data: Income Before Cumulative Effect of Change in Accounting Principle - $3,725,671; Cumulative Effect of Change in Accounting Principle - $(16,772,698); Per Share Amounts - Primary -
     Income Before Cumulative Effect of Change in Accounting Principle - $O.56, Cumulative Effect of Change in Accounting Principle - $(2.52); Per
     Share Amounts - Fully Diluted - Income Before Cumulative Effect of
     Change in Accounting Principle - $O.56, Cumulative Effect of Change in Accounting Principle - $(2.52).
(2) As of January 1, 1994, the Company changed its revenue recognition policy for earned interests. See Note 2 to the Company's financial statements. Accordingly, 1995 and 1994 "Earned Interests and Fees" does not include earned interests revenues.
(3) Amounts have been retroactively restated in all periods presented to give recognition to an equivalent change in capital structure as a result of a 10% stock dividend in September 1994. See Note 1 to the Company's financial statements.


                                          1990           1989           1988           1987           1986          1985
------------------------------------------------------------------------------------------------------------------------
Revenues
  Oil and Gas Sales                 $7,328,190     $3,984,835     $2,838,433     $2,097,815       $954,269      $908,928
  Supervision Fees                  $2,149,079     $1,651,839     $1,118,794     $1,065,820     $1,108,410      $963,917
  Earned Interests & Fees (2)       $9,882,953     $8,802,816     $8,073,530     $7,956,895     $2,393,371    $1,173,841
  Interest Income                     $705,786       $260,286       $165,909       $125,459        $40,174       $99,919
  Other, Net                          $323,981       $232,261       $488,131       $452,059       $471,486      $348,235
Total Revenues                     $20,389,989    $14,932,037    $12,684,797    $11,698,048     $4,967,710    $3,494,840
Operating Income                   $10,811,044     $8,716,673     $7,040,165     $6,632,631     $1,948,431    $1,410,998
Net Income (Loss)                   $7,170,642     $5,709,098     $4,678,317     $4,024,003     $1,108,314      $778,197
------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
  Weighted Shares Outstanding (3)    5,278,578      4,663,322      4,452,163      4,383,969      4,326,300     4,290,000
  Net Income (Loss) per Share-
   Primary (3)                           $1.36          $1.22          $1.05          $0.92          $0.26         $0.18
  Net Income (Loss) per Share-
   Fully Diluted (3)                     $1.36          $1.22          $1.05          $0.92          $0.26         $0.18
  Shares Outstanding at Year End     4,848,315      4,764,862      4,068,968      4,025,108      3,949,500     3,900,000
  Book Value per Share                   $7.36          $5.84          $3.88          $2.70          $1.68         $1.39
  Market Price (3)
    High                                $11.71         $12.27          $9.65         $16.94          $4.89         $1.94
    Low                                  $7.62          $6.36          $6.14          $3.75          $1.14         $1.03
    Year-End Close                       $9.43         $10.45          $6.25          $6.82          $3.75         $1.59
------------------------------------------------------------------------------------------------------------------------
PRO FORMA AMOUNTS ASSUMING CHANGE
 IN ACCOUNTING PRINCIPLE IS
 APPLIED RETROACTIVELY. (2)
  Net Income                        $3,107,451     $2,185,276       $898,962       $561,509       $290,582      $310,314
  Net Income per Share-
   Primary                               $0.59          $0.47          $0.20          $0.13          $0.07         $0.07
  Net Income per Share-
   Fully Diluted                         $0.59          $0.47          $0.20          $0.13          $0.07         $0.07
------------------------------------------------------------------------------------------------------------------------
ASSETS
  Current Assets                   $72,537,521    $54,818,404     $9,304,370     $8,396,944     $6,924,548    $7,994,603
  Oil and Gas Properties, Net of
   Accumulated Depreciation,
   Depletion, and Amortization     $41,952,212    $27,935,170    $19,973,454    $13,092,526     $6,913,487    $4,766,258
TOTAL ASSETS                      $118,227,480    $85,007,293    $31,463,220    $23,745,504    $15,731,279   $14,781,775
LIABILITIES
  Current Liabilities              $71,514,938    $49,354,128     $9,756,431     $8,342,755     $6,535,890    $7,579,679
  Long-Term Debt, Net of
   Current Portion                          $0             $0             $0             $0             $0       $23,030
Total Liabilities                  $82,559,406    $57,198,476    $15,694,272    $12,874,849     $9,114,611    $9,379,600
Stockholders' Equity               $35,668,074    $27,808,817    $15,768,948    $10,870,655     $6,616,668    $5,402,175
------------------------------------------------------------------------------------------------------------------------
Number of Employees                        164            131            116             94             55            50

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

GENERAL

     Swift Energy Company's principal corporate objectives are the accumulation of crude oil and natural gas reserves for current and future production and sale and the enhancement of the net present value of those reserves. The Company has historically financed most of its growth with capital raised through limited partnership financing, having raised approximately $463 million through limited partnership financing from 1979 through 1995. Beginning in 1985, the Company increasingly emphasized this financing vehicle thereby enabling the Company to accelerate its growth and purchase larger producing properties. Commencing in 1991, the Company began re-emphasizing the addition of reserves through increased drilling on internally generated exploration and development prospects.

     The Company's revenue is primarily comprised of oil and gas sales attributable to properties in which the Company owns a direct or indirect interest. Additionally, prior to 1994, the Company also recorded earned interests and fees from limited partnerships and joint ventures. Effective January 1, 1994, the Company changed its revenue recognition policy for earned interests. The cumulative effect in 1994 of this change in accounting principle resulted in a one-time accounting adjustment of $16.8 million, or a loss of $2.52 per share (after reduction for income taxes of $8.6 million), from applying the new method retroactively. Earned interests represented revenues in the form of interests in proved developed oil and gas properties conveyed to limited partnerships and joint ventures formed in connection with the Company's organization and management of limited partnerships and joint ventures, representing the difference between the Company's capital contributions to each limited partnership or joint venture and its earned revenue interest in the limited partnership's or venture's properties (based upon the expected levels of cash distributions to the limited partners or joint ventures). Under the Company's current method of accounting for earned interests, such amounts will not be recognized as income, thereby reducing the Company's investment in oil and gas property. The Company believes the change in policy results in financial statements that better reflect its business focus and that are more comparable to prevalent practices in the oil and gas exploration and production industry.

     In May 1992, the Company purchased interests in certain wells from the Manville Corporation for $13.8 million using funds provided by the Company's sale of a volumetric production payment in these properties to a subsidiary of Enron Corp. Net proceeds from the sale of the production were recorded as deferred revenues. Deliveries under the volumetric production payment are recorded as oil and gas sales revenues which are offset by a corresponding reduction of deferred revenues. Under this arrangement, the Company is required to deliver a fixed quantity of hydrocarbons produced from the properties over specified periods through October 2000. Volumes remaining to be delivered under the volumetric production payment (approximately 4.1 Bcfe) are not included in the Company's proved reserves. Under the volumetric production payment, hydrocarbons produced in excess of the amount required to be delivered are sold by the Company for its own account.

     PROVED OIL AND GAS RESERVES. From 1993 to 1994, the Company's proved natural gas reserves increased 11.8 Bcf (18%) and its proved oil reserves increased by 282,198 barrels (7%). In 1995, the Company's proved natural gas reserves increased 67.3 Bcf (88%) and its proved oil reserves increased 868,714 barrels (19%). As detailed in Note 9 to the Company's financial statements, the composition of these reserves shifted substantially, with proved developed reserves comprising 77% of total proved reserves at year-end 1993, 63% of total proved reserves at year-end 1994, and 58% of total proved reserves at year-end 1995. This shift reflects the increased portion of the Company's reserves generated by recent exploration and development activities, resulting in additions of substantial proved undeveloped reserves.

     Proved developed reserves additions in 1995 resulted from drilling activity (which increased undeveloped reserves to a much larger degree), revisions of previous quantities estimates and higher year-end 1995 prices. The increase in the Standardized Measure of Discounted Future Net Cash Flows (see Note 9 to the Company's financial statements) and in the Estimated Present Value of Proved Reserves (see Form 10-K-"Oil and Gas Reserves") from year-end 1994 to year-end 1995 is due to additions in reserves through the Company's drilling activity (primarily in the AWP Olmos Field and the Giddings Field), to the 30% increase in year-end 1995 natural gas prices ($2.41 per Mcf versus $1.85 per Mcf at year-end 1994), and to the 20% increase in year-end 1995 oil prices ($18.07 per barrel at year-end 1995, compared to $15.09 per barrel a year earlier).

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically relied on limited partnership capital as its principal financing vehicle to fund its acquisitions of producing properties. Since 1991, however, the Company's strategy has shifted toward an increased reliance on exploration and development activities, and it has significantly expanded reserves added through these efforts. As a result, the Company has reduced its reliance on cash flows generated from, and capital raised through, limited partnerships. Supplemental cash and working capital are provided through internally generated cash flows and debt and equity financing.

     NET CASH FROM OPERATIONS. In 1995, 1994, and 1993, the Company's operating activities provided net cash of $14,376,000, $10,395,000, and $7,238,000, respectively. The 1995 increase of $3,982,000 was primarily due to an increase in cash flows from oil land gas sales, which increased $2,932,000 (16%), exclusive of the non-cash amortization of deferred revenues associated with the Company's volumetric production payment. During 1995, the Company also had a $689,000 increase in other revenues, and a $680,000 decrease in interest expense, partially offset by a $1,187,000 increase in oil and gas production costs. The 1994 increase of $3,156,000 in net cash from operations was primarily due to the cash flows from oil and gas sales, which increased $4,577,000 (35%), exclusive of the non-cash amortization of deferred revenues associated with the Company's volumetric production payment, partially offset by a $1,099,000 increase in oil and gas production costs and a $1,198,000 increase in interest expense.

     SALE OF COMMON STOCK. During the third quarter of 1995, the Company closed the sale to the public of 5,750,000 shares of common stock at a price of $8.50 per share. Net proceeds from this stock sale were $45,698,912. Consequently, the Company's stockholders' equity at December 31, 1995, grew to over $93,000,000. Net proceeds from the offering were used to repay outstanding indebtedness, and the remainder of the proceeds will be used or have been used to finance the Company's exploration and development activities and to acquire producing oil and gas properties, including limited partnership interests.

     SALE OF CONVERTIBLE SUBORDINATED DEBENTURES. On June 30, 1993, the Company issued $28,750,000 of Convertible Subordinated Debentures (Debentures) due June 30, 2003, in a public offering. Proceeds of the offering were used primarily to acquire producing oil and gas properties and to finance the Company's expanding exploration and development programs. The principal terms of these Debentures are more fully described in Note 5 to the Company's financial statements.

     OTHER FINANCING ACTIVITIES. Between 1991 and 1995, the Company offered interests in oil and gas production partnerships under its Swift Depositary Interests (SDI) offering and since late 1993 has offered private partnerships formed to drill for oil and gas. The SDI program concluded at the end of 1995. Four SDI partnerships were formed during 1995, with total subscriptions of approximately $12,400,000, compared to $32,100,000 raised in eight 1994 SDI partnerships. During 1995, the Company closed three drilling partnerships with a total of $15,900,000 of subscriptions, compared to $2,600,000 of drilling partnership subscriptions in 1994. The Company anticipates that it will continue to offer drilling partnerships in the foreseeable future.

     At December 31, 1995, limited partnership formation and marketing costs (which under the current drilling partnership offerings are borne by the Company as part of the Company's general partner contribution) amounted to $858,559, a decrease of $2,133,314, when compared with the December 31, 1994, balance. Upon the Company's decision to conclude the SDI offering, the remaining limited partnership formation and marketing costs related to the SDI offering (approximately $1,750,000) were accordingly transferred to the oil and gas properties account.

     CREDIT FACILITIES. The Company has established credit facilities which formerly were used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures and to provide working capital. More recently the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities. The principal terms and restrictions of these credit facilities are described in Note 4 to the Company's financial statements included herein.

     At December 31, 1995, the Company had no outstanding balances under these borrowing arrangements, since these borrowings were repaid with proceeds from the Company's 1995 stock offering. The borrowings since year-end 1994 had been used primarily to fund a substantial portion of the Company's 1995 capital expenditures described below.

     At December 31, 1994, the Company had $27,229,000 outstanding under these borrowing arrangements. Approximately $8,000,000 used to finance producing oil and gas property purchases was either reimbursed in January 1995 or reflected at December 31, 1994, in the "Producing oil and gas properties held for transfer" account on the balance sheet. The Company used the remainder of the outstanding balance of the credit facilities, along with internally generated cash flows, principally to fund the Company's capital expenditures in 1994 and, to a lesser extent, to provide working capital.

     WORKING CAPITAL. The Company's working capital increased significantly since year end, from a working capital deficit of $13,137,441 at December 31, 1994, to positive working capital of $3,247,185 at December 31, 1995. This increase is primarily the result of the net proceeds from the 1995 common stock offering.

     Due to the nature of the Company's business highlighted above, the individual components of working capital fluctuate considerably from period to period. The Company incurs significant working capital requirements in connection with its role as operator of approximately 770 wells and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

     CAPITAL EXPENDITURES. The Company's capital expenditures were approximately $40,000,000, $34,500,000, and $24,200,000 for 1995, 1994, and
1993, respectively. Including the Company's general partner capital contribution to drilling partnerships formed in 1995 ($3,200,000), approximately $23,600,000 (59%) of the 1995 capital expenditures were spent on developmental drilling (primarily in the AWP Olmos Field and Giddings Field) and $2,300,000 (6%) was expended on exploratory drilling. The Company expended approximately $6,400,000 (16% of 1995 capital expenditures) for prospect costs, principally prospect leasehold, seismic and geological costs of unproven prospects for the Company's account. The Company funded approximately $2,100,000 (5%) for the Company's general partner capital contribution to partnerships formed under its SDI offering. The Company also purchased approximately $500,000 (1%) of limited partner interests primarily in previously formed partnerships through the right of presentment arrangement provided in those partnerships. In its foreign activities, as described in Note 9 to the Company's financial statements, the Company invested another $2,800,000 (7%), $300,000 (1%), and $200,000 (1%), respectively in its Russia, Venezuela, and New Zealand initiatives. Finally, the Company spent the remaining amounts on fixed assets (primarily for computer equipment) and other additions.

     Capital expenditures for 1996 are estimated to be approximately $62,000,000, including investments in all areas in which 1995 capital was spent, with the exception of its general partner contribution in SDI. Expenditures for exploratory and development drilling are expected to make up a higher proportion of 1996 capital expenditures. The Company plans to continue its increased drilling effort in 1996, with current plans to drill 110 exploratory and development wells during the year.

    The Company believes that 1996's anticipated internally generated cash flows (expected to increase as the Company's production base increases as a result of its accelerated drilling program), together with the remainder of the net proceeds from the sale of 5,750,000 shares of common stock in 1995, and its existing credit facilities, will be sufficient to finance the costs associated with its currently budgeted capital expenditures at least through 1996. Further liquidity needs may also be met by additional availability under its credit facilities based upon the value of the Company's proved reserves, as management continually evaluates future use of debt and/or equity to finance its capital needs.

RESULTS OF OPERATIONS

     REVENUES. The Company's revenues in 1995 increased by 14% over revenues in 1994, and by 5% in 1994 over 1993 revenues, principally due to increases in oil and gas sales revenues. Revenues for 1993 included recognition of earned interests, discussed above amounting to $3,309,000. On a pro forma basis, after considering the retroactive application of the Company's change in accounting for earned interests, revenues for 1993 would have been reduced 14% to $20,824,030.

     OIL AND GAS SALES. The increase in oil and gas sales for 1995 was primarily the result of production from exploratory and developmental wells drilled in late 1994 and in 1995. In 1995, the Company's additions to reserves from drilling were approximately 13 times its additions to reserves from producing property acquisitions. In 1994, reserves added through drilling were approximately double the additions to reserves from producing property acquisitions. As a percentage of total revenues, oil and gas sales have risen from 64% of total revenues in 1993 to 78% of total revenues in 1995.

     The Company's net sales volumes in 1995 (including the volumetric production payment associated with each year's production) increased by 17% (1,585,706 Mcfe) over net sales volumes in 1994, while 1994 net sales volumes increased by 30% (2,232,110 Mcfe) over net sales volumes in 1993. Combined oil and gas sales revenues in 1995 increased by 14% ($2,725,704) over those revenues for 1994, while in 1994 these revenues increased by 27% ($4,266,517) over oil and gas sales in 1993. Average prices for oil dropped from $15.10 per Bbl in 1993, to $14.35 per Bbl in 1994, back up to $15.66 per Bbl in 1995, while average gas prices decreased from $1.96 per Mcf in 1993, to $1.93 per Mcf in 1994, to $1.77 per Mcf in 1995.

     Since the first quarter of 1994, the Company's quarterly net sales volumes have fluctuated within a certain range that has not significantly varied from quarter to quarter until the last quarter of 1995. For the preceding four quarters, average prices received were also very stable. Fourth quarter 1995 average gas prices have returned to levels last experienced in early to mid-1994, but the impact on the Company has been much more significant, as the net sales volumes have increased to a level 35% higher than the highest quarterly sales level during 1994. From the fourth quarter of 1994 to the third quarter of 1995, average gas prices ranged from $1.63 per Mcf to $1.68 per Mcf, then increased to $2.03 per Mcf in the fourth quarter of 1995.

     Increased 1995 oil and gas sales were attributable to the sale of production from properties owned by the Company for its own account, which include production derived from (i) producing properties acquired for its own account in 1994 and (ii) wells placed into production in 1994 and 1995 through exploratory and development drilling (the largest primary contributor to the Company's increased oil and gas sales in 1995). In 1995, oil and gas sales, exclusive of both the Company's interests in partnerships and in sales delivered under the volumetric production payment, were $10,798,198 (5,257,365 Mcfe) compared to similar oil and gas sales in 1994 of $7,020,614 (3,244,150 Mcfe), an increase between years of $3,777,584 (2,013,215 Mcfe).
These same sales in 1993 were $2,167,823 (940,618 Mcfe). As a percentage of total oil and gas sales, these sales have comprised 48%, 35%, and 14% of the total for the respective years 1995, 1994, and 1993.

     The Company's oil and gas sales revenues derived through the Company's interest in partnerships was $7,619,437 (3,827,158 Mcfe) in 1995, $8,691,031
(4,210,449 Mcfe) in 1994, and $8,805,345  (3,979,487 Mcfe) in 1993.  As a
percentage of total oil and gas sales, revenues from these interests have comprised 34%, 44%, and 57% of the total for 1995,1994, and 1993, respectively.

     The final major source of the Company's oil and gas sales revenues is from the sale of production from the properties acquired from Manville Corporation in May 1992. The Company records the entire amount of hydrocarbons sold as revenue, which was $4,110,255 (18% of total oil and gas sales revenue) from 2,102,044 Mcfe sold in 1995, of which 44% was a non-cash amortization of deferred revenues associated with the volumetric production payment, while the remaining 56% equals cash proceeds from sale of oil and excess gas for the Company's account. For 1994, the Company recorded $4,090,543 of revenue (21% of total oil and gas sales revenue) from the sale of 2,146,268 Mcfe, of which 49% was non-cash amortization of deferred revenues and 51% cash proceeds from the sale of oil and excess gas. For 1993, the Company recorded $4,562,503 of revenue (29% of total oil and gas sales) from the sale of 2,448,652 Mcfe, of which 51% was non-cash amortization of deferred revenues and 49% cash proceeds from sale of oil and excess gas.

     SUPERVISION FEES. Supervision fees continue to increase slightly, having grown from $3,718,829 in 1993 to $3,751,061 in 1994 to $3,838,815 in
1995, due to the change in properties operated by the Company, the annual escalation in well overhead rates, and the increase in drilling activity by the Company, which in turn increases the drilling well overhead portion of such fees.

     COSTS AND EXPENSES. General and administrative expenses, net of reimbursement to the Company for services performed on behalf of its limited partnerships, increased 3% from 1993 to 1994 and 1% from 1994 to 1995. A substantial portion of the costs of personnel involved in property acquisitions and operational activities is reimbursed by the production partnerships and joint ventures for which such activities are performed. However, the Company's general and administrative expenses per Mcfe produced decreased from $0.69 per Mcfe in 1993, to $0.54 per Mcfe produced in 1994, to $0.47 per Mcfe produced in 1995.

     Depreciation, depletion, and amortization (DD&A) has steadily increased, primarily due to the increase in the Company's producing properties and the related sale of increased quantities of oil and gas therefrom. The Company's DD&A rate per Mcfe of production has, however, decreased from $0.99 in 1993 to $0.82 in 1994 to $0.79 in 1995, reflecting variations in the per unit cost of property additions and changes in the mix of reserves. Since 1994, DD&A also has been favorably affected by the reduction in the Company's oil and gas properties account as a result of the change in accounting principle relating to earned interests, as discussed in Note 2 to the Company's financial statements. This reduction in oil and gas properties from the accounting principle change should continue to have a favorable impact on DD&A in future years.

     The 24% increase in oil and gas production costs from 1993 to 1994 and the 21% increase from 1994 to 1995 also relates to the growth in the Company's production volumes. The 1995 increase was also affected by certain one-time remedial well expenses. The Company's production costs were $0.62 per Mcfe produced in 1993, $0.59 per Mcfe produced in 1994, and $0.61 per Mcfe produced in 1995.

     Interest expense in 1995 on the Debentures, including amortization of debt issuance costs, totaled $1,981,639 ($1,973,931 in 1994 and $984,239 in
1993), while interest expense on the credit facilities, including commitment fees, totaled $1,680,400 ($1,707,601 in 1994 and $598,839 in 1993) for a
total of $3,662,039 (of which $2,546,678 was capitalized). The 1994 total was $3,681,531 (of which $1,886,398 was capitalized) while the 1993 total was $1,583,079 (of which $985,614 was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The lower amount of interest expense in 1993 was attributable to a smaller average balance under the Company's credit lines necessary to finance the Company's capital expenditures, as well as paying only six months of interest on the Debentures.

     NET INCOME (LOSS). Net income of $4,912,512 and earnings per share of $0.54 for 1995 were 32% higher and 4% lower, respectively than "Income before cumulative effect of change in accounting principle" of $3,725,671 and earnings per share of $0.56 in 1994. The increase in net income was primarily due to an increase in production volumes and the related oil and gas sales therefrom. The 1995 decrease in earnings per share reflects a 37% increase in weighted average shares outstanding for the period, as a result of the sale of 5,750,000 shares of common stock in the third quarter of 1995. The Company's consolidated effective tax rate was 26.1%, 23.0%, and 28.7% in 1993, 1994, and 1995, respectively.

     Net loss for 1994 of $13,047,027 included a cumulative effect of a change in accounting principle (see Note 2 to the Company's financial statements) of $16,772,698. Income before cumulative effect of change in accounting principle for 1994 was 24% less than net income for 1993.

     On a pro forma basis, after considering the retroactive application of the Company's change in accounting for earned interests, net income would have been $3,725,671 and $4,322,478 for 1994 and 1993, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants...........    19

Consolidated Balance Sheets........................    20

Consolidated Statements of Income..................    21

Consolidated Statements of Stockholders' Equity....    22

Consolidated Statements of Cash Flows..............    23

Notes to Consolidated Financial Statements.........    24

  1.  Summary of Significant Accounting Policies...    24
  2.  Change in Accounting Principle...............    26
  3.  Provision for Income Taxes...................    26
  4.  Short-Term Bank Borrowings...................    27
  5.  Long-Term Debt...............................    27
  6.  Commitments and Contingencies................    28
  7.  Stockholders' Equity.........................    28
  8.  Related-Party Transactions...................    29
  9.  Oil and Gas Producing Activities.............    29
 10.  Quarterly Results (Unaudited)................    33

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Swift Energy Company:

     We have audited the accompanying consolidated balance sheets of Swift Energy Company (a Texas corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31,1995, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for earned interests.




                                       ARTHUR ANDERSEN LLP


Houston, Texas
February 19, 1996

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
SWIFT ENERGY COMPANY AND SUBSIDIARIES


                                                                                               DECEMBER 31,
                                                                                           1995            1994
                                                                                       ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents..........................................................  $  7,574,512    $    985,498
  Accounts receivable-
     Oil and gas sales...............................................................    14,765,336      12,394,636
     Associated limited partnerships and joint ventures..............................    16,108,298      17,899,150
     Joint interest owners...........................................................     4,044,817       4,335,283
  Producing oil and gas properties held for transfer.................................            --       3,525,841
  Other current assets...............................................................       887,491          68,010
                                                                                       ------------    ------------

       Total Current Assets..........................................................    43,380,454      39,208,418
                                                                                       ------------    ------------
Property and Equipment:
  Oil and gas, using full-cost accounting
     Proved properties being amortized...............................................   132,673,707      93,368,795
     Unproved properties not being amortized.........................................    20,652,151      14,805,479
                                                                                       ------------    ------------
                                                                                        153,325,858     108,174,274
  Furniture, fixtures, and other equipment...........................................     4,367,719       3,476,695
                                                                                       ------------    ------------
                                                                                        157,693,577     111,650,969
  Less - Accumulated depreciation, depletion, and amortization.......................   (30,169,303)    (21,364,949)
                                                                                       ------------    ------------
                                                                                        127,524,274      90,286,020
                                                                                       ------------    ------------
Other Assets:
  Receivables from associated limited partnerships, net of current portion...........     2,332,355       1,916,477
  Limited partnership formation and marketing costs..................................       858,559       2,991,873
  Deferred charges...................................................................     1,157,065       1,269,955
                                                                                       ------------    ------------
                                                                                          4,347,979       6,178,305
                                                                                       ------------    ------------
                                                                                       $175,252,707    $135,672,743
                                                                                       ------------    ------------
                                                                                       ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings........................................................   $         --    $ 27,229,000
  Accounts payable and accrued liabilities..........................................     23,075,982       9,516,005
  Payable to associated limited partnerships........................................         16,983         637,991
  Undistributed oil and gas revenues................................................     17,040,304      14,962,863
                                                                                       ------------    ------------
       Total Current Liabilities ,..................................................     40,133,269      52,345,859
                                                                                       ------------    ------------

Long-Term Debt......................................................................     28,750,000      28,750,000
Deferred Revenues...................................................................      6,063,467       7,827,562
Deferred Income Taxes...............................................................      6,960,006       4,622,191

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.O1 par value, 5,000,000 shares authorized, none outstanding...              --              --
  Common stock, $.O1 par value, 35,000,000 shares authorized, 12,509,700
    and 6,685,137 shares issued and outstanding, respectively......................         125,097          66,851
  Additional paid-in capital.......................................................      71,133,979      24,885,903
  Retained earnings................................................................      22,086,889      17,174,377
                                                                                       ------------    ------------
                                                                                         93,345,965      42,127,131
                                                                                       ------------    ------------
                                                                                       $175,252,707    $135,672,743
                                                                                       ------------    ------------
                                                                                       ------------    ------------

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

                                                                                        YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------
                                                                                   1995          1994          1993
                                                                               -----------   -----------   -----------
Revenues:
   Oil and gas sales........................................................   $22,527,892  $ 19,802,188   $15,535,671
   Earned interests from limited partnerships and joint ventures............             -             -     3,308,623
   Fees from limited partnerships and joint ventures........................       590,441       701,528       763,347
   Supervision fees.........................................................     3,838,815     3,751,061     3,718,829
   Interest income..........................................................       212,329        47,980       201,584
   Other, net...............................................................     1,761,568     1,072,535       604,599
                                                                               -----------  ------------   -----------
                                                                                28,931,045    25,375,292    24,132,653
                                                                               -----------  ------------   -----------
Costs and Expenses:
   General and administrative, net of reimbursement.........................     5,256,184     5,197,899     5,065,323
   Depreciation, depletion, and amortization ...............................     8,838,657     7,904,801     7,300,967
   Oil and gas production...................................................     6,826,306     5,639,630     4,540,290
   Interest expense, net....................................................     1,115,361     1,795,133       597,465
                                                                               -----------  ------------   -----------
                                                                                22,036,508    20,537,463    17,504,045
                                                                               -----------  ------------   -----------
Income Before Income Taxes..................................................     6,894,537     4,837,829     6,628,608

Provision for Income Taxes..................................................     1,982,025     1,112,158     1,732,355
                                                                               -----------   -----------   -----------
Income Before Cumulative Effect of Change in Accounting Principle...........     4,912,512     3,725,671     4,896,253

Cumulative Effect of Change in Accounting Principle.........................             -   (16,772,698)            -
                                                                               -----------  ------------   -----------
Net Income (Loss)...........................................................   $ 4,912,512  $(13,047,027)  $ 4,896,253
                                                                               -----------  ------------   -----------
                                                                               -----------  ------------   -----------
Per Share Amounts-
   Primary:
   Income Before Cumulative Effect of Change in Accounting Principle........   $      0.54  $       0.56   $      0.74
                                                                               -----------  ------------   -----------
                                                                               -----------  ------------   -----------
   Cumulative Effect of Change in Accounting Principle......................   $         -  $      (2.52)  $         -
                                                                               -----------  ------------   -----------
                                                                               -----------  ------------   -----------
   Net Income (Loss)........................................................   $      0.54  $      (1.96)  $      0.74
                                                                               -----------  ------------   -----------
                                                                               -----------  ------------   -----------
   Fully Diluted:
   Income Before Cumulative Effect of Change in Accounting Principle........   $      0.54  $       0.56   $      0.70
                                                                               -----------  ------------   -----------
                                                                               -----------  ------------   -----------
   Cumulative Effect of Change in Accounting Principle......................   $         -  $      (2.52)  $         -
                                                                               -----------  ------------   -----------
                                                                               -----------  ------------   -----------
   Net Income (Loss)........................................................   $      0.54  $      (1.96)  $      0.70
                                                                               -----------  ------------   -----------
                                                                               -----------  ------------   -----------
Weighted Average Shares Outstanding.........................................     9,122,857     6,644,248     6,588,076
                                                                               -----------  ------------   -----------
                                                                               -----------  ------------   -----------
PRO FORMA AMOUNTS ASSUMING CHANGE IN ACCOUNTING FOR EARNED
   INTERESTS IS APPLIED RETROACTIVELY (SEE NOTE 2)-
   Net Income...............................................................                $  3,725,671   $ 4,322,478
   Per Share Amounts-
     Primary................................................................                $       0.56   $      0.66
     Fully Diluted..........................................................                $       0.56   $      0.63



See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

                                                                        ADDITIONAL
                                                             COMMON       PAID-IN         RETAINED
                                                            STOCK(1)      CAPITAL         EARNINGS         TOTAL
                                                           ---------    -----------    ------------    ------------
Balance, December 31, 1992............................     $ 59,686     $17,227,567    $ 31,994,033    $ 49,281,286
  Stock issued for benefit plans (19,096 shares)......          191         170,059               -         170,250
  Stock options exercised (13,400 shares).............          134         117,791               -         117,925
  Net income..........................................            -               -       4,896,253       4,896,253
                                                           --------     -----------    ------------    ------------

Balance, December 31, 1993............................     $ 60,011     $17,515,417    $ 36,890,286    $ 54,465,714
  Stock issued for benefit plans (26,488 shares)......          265         271,176               -         271,441
  Stock options exercised (21,472 shares).............          214         176,808               -         177,022
  Employee stock purchase plan (29,840 shares)........          298         259,683               -         259,981
  10% stock dividend (606,262 shares).................        6,063       6,662,819      (6,668,882)              -
  Net loss............................................            -               -     (13,047,027)    (13,047,027)
                                                           --------     -----------    ------------    ------------

Balance, December 31, 1994............................     $ 66,851     $24,885,903    $ 17,174,377    $ 42,127,131
  Stock issued for benefit plans (31,113 shares)......          311         283,463               -         283,774
  Stock options exercised (5,761 shares)..............           58          33,736               -          33,794
  Employee stock purchase plan (37,689 shares)........          377         289,465               -         289,842
  Stock issued in public offering (5,750,000 shares)..       57,500      45,641,412               -      45,698,912
  Net income..........................................            -               -       4,912,512       4,912,512
                                                           --------     -----------    ------------    ------------

Balance, December 31, 1995............................     $125,097     $71,133,979    $ 22,086,889    $ 93,345,965
                                                           --------     -----------    ------------    ------------
                                                           --------     -----------    ------------    ------------


(1) $.O1 par value.






See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

                                                                                        YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------
                                                                                  1995            1994            1993
                                                                             ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net income (loss).......................................................  $  4,912,512    $(13,047,027)   $  4,896,253
   Adjustments to reconcile net income to net cash provided
        by operating activities-
       Depreciation, depletion, and amortization...........................     8,838,657       7,904,801       7,300,967
       Deferred income taxes...............................................     2,326,162         963,324       1,199,057
       Earned interests from limited partnerships and joint ventures.......             -               -      (3,308,623)
       Deferred revenue amortization related to production payment.........    (1,787,974)     (1,993,863)     (2,304,080)
       Cumulative effect of change in accounting principle.................             -      16,772,698               -
       Other...............................................................       112,890         105,180          49,865
       Change in assets and liabilities-
          Increase in accounts receivable..................................      (488,599)       (762,789)       (412,960)
          Increase in accounts payable and accrued liabilities,
             excluding income taxes payable................................     1,074,532         142,883         110,324
          Increase (decrease) in income taxes payable......................      (611,717)        309,307        (292,463)
                                                                             ------------    ------------    ------------
             Net Cash Provided by Operating Activities.....................    14,376,463      10,394,514       7,238,340
                                                                             ------------    ------------    ------------
Cash Flows from Investing Activities:
   Additions to property and equipment.....................................   (40,032,944)    (34,531,180)    (24,229,103)
   Proceeds from the sale of property and equipment........................       230,242         861,073         157,972
   Net cash received (distributed) as operator of oil and gas properties...     7,662,419        (229,351)     (2,556,483)
   Property acquisition costs (incurred on behalf of) reimbursed
       by partnerships and joint ventures..................................     5,316,693      (1,408,031)    (10,252,142)
   Limited partnership formation and marketing costs.......................             -               -        (103,871)
   Prepaid drilling costs..................................................             -               -      (1,100,076)
   Other...................................................................       (41,181)        (25,320)        (98,437)
                                                                             ------------    ------------    ------------
             Net Cash Provided by (Used in) Investing Activities...........   (26,864,771)    (35,332,809)    (38,182,140)
                                                                             ------------    ------------    ------------
Cash Flows from Financing Activities:
   Proceeds from long-term debt............................................             -               -      28,750,000
   Net proceeds from (payments of) short-term bank borrowings..............   (27,229,000)     24,579,000       2,650,000
   Net proceeds from issuances of common stock.............................    46,306,322         708,444         288,175
   Payments of debt issuance costs.........................................             -               -      (1,425,000)
                                                                             ------------    ------------    ------------
             Net Cash Provided by Financing Activities.....................    19,077,322      25,287,444      30,263,175
                                                                             ------------    ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents.......................  $  6,589,014    $    349,149    $   (680,625)

Cash and Cash Equivalents at Beginning of Year.............................       985,498         636,349       1,316,974
                                                                             ------------    ------------    ------------
Cash and Cash Equivalents at End of Year...................................  $  7,574,512    $    985,498    $    636,349
                                                                             ------------    ------------    ------------
                                                                             ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during year for interest, net of amounts capitalized.............  $     68,097    $  1,691,400    $    605,063
Cash paid during year for income taxes ....................................  $    277,580    $     97,200    $    756,761







See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Swift Energy Company (Swift) and its wholly owned subsidiaries (collectively referred to as the "Company"), which is engaged in the acquisition, development, operation, and exploration of oil and natural gas properties, with particular emphasis on U.S. onshore natural gas reserves. The Company also has oil and gas investments in Russia, Venezuela, and New Zealand. The Company's investments in associated oil and gas partnerships and its joint ventures are accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each entity's assets, liabilities, revenues, and expenses is included in the appropriate classifications in the consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the consolidated statements. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     PROPERTY AND EQUIPMENT. The Company follows the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions that involve a significant amount of reserves. The proceeds from the sale of oil and gas properties are generally treated as a reduction of oil and gas property costs. Fees from associated oil and gas exploration and development limited partnerships are credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense.

     Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Company's capitalized oil and gas property costs are amortized. The Company's properties are all onshore and historically the salvage value of the tangible equipment offsets the Company's site restoration and dismantlement and abandonment costs. The Company expects this relationship will continue.

     The Company computes the provision for depreciation, depletion, and amortization of oil and gas properties on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties-including future development, site restoration, and dismantlement and abandonment costs but excluding costs of unproved properties-by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. The cost of unproved properties not being amortized is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized.

     At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Limitation").

     The calculation of the Ceiling Limitation and provision for depreciation, depletion, and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of oil and gas that are ultimately recovered.

     All other equipment is depreciated by the straight-line method at rates based on the estimated useful lives of the property. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

     DEFERRED CHARGES. Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the issuance of the Company's Convertible Subordinated Debentures in June 1993 have been capitalized and are being amortized over the life of the Debentures, which mature on June 30, 2003. The balance at December 31, 1995, is net of accumulated amortization of $267,935.

     LIMITED PARTNERSHIPS AND JOINT VENTURES. Between 1991 and 1995, the Company formed limited partnerships and joint ventures for the purpose of acquiring interests in producing oil and gas properties and, since 1993, partnerships engaged in drilling for oil and gas reserves. The Company serves as managing general partner or manager of these entities.

     Under the Swift Depositary Interests limited partnership offering ("SDI Offering"), which commenced in March 1991 and concluded after the formation of its last two partnerships on December 14, 1995, the Company received a reimbursement of certain costs and a fee, both payable out of revenues. The Company bore all front-end costs of the offering and partnership formations for which it received an interest in the partnerships. Prior to 1994 the Company recognized as revenue fees (earned interests) received in the form of additional interests in producing oil and gas properties acquired by these entities. As described in Note 2, effective January 1, 1994, the Company changed its revenue recognition policy for earned interests and under its newly adopted policy, will no longer recognize earned interests as revenue.

     The Company acquires producing oil and gas properties and transfers those properties to the entities at cost, including interest, other carrying costs, closing costs, and screening and evaluation costs of properties not acquired, or in certain instances at fair market value based upon the opinion of an independent expert. These costs are reduced by net operating revenues from the effective date of the acquisition to the date of transfer to the entities. Such net operating revenue amounts totaled approximately $600,000, $4,100,000, and $3,200,000 in 1995, 1994, and 1993, respectively.

     Certain designated oil and gas properties acquired in advance of formation of partnerships or joint ventures and held by the Company pending resale to those partnerships or joint ventures are classified as "Producing oil and gas properties held for transfer."

     Commencing September 15, 1993, the Company began offering, on a private placement basis, general and limited partnership interests in limited partnerships to be formed to drill for oil and gas. As managing general partner, the Company pays for all front-end costs incurred in connection with this offering, for which the Company receives an interest in the partnerships. Through December 31, 1995, approximately $19,900,000 had been raised in five partnerships in which the proceeds are to be invested in development drilling and exploratory drilling. The first five partnerships closed December 8, 1993, July 18, 1994, March 15, 1995, August 1, 1995, and December 8, 1995.

     Costs of syndication, registration, and qualification of these limited partnerships incurred by the Company have been deferred. Under the current private limited partnership offerings, selling and formation costs borne by the Company serve as the Company's general partner contribution to such partnerships. Upon the Company's decision to conclude the SDI offering at the end of 1995, the remaining limited partnership formation and marketing costs related to the SDI offering (approximately $1,750,000) were accordingly transferred to the oil and gas properties account.

     HEDGING ACTIVITIES. The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, the Company does engage periodically in certain limited hedging activities, but only to the extent of buying protection price floors for portions of its and the limited partnerships' oil and gas production. Costs and/or benefits derived from these price floors are accordingly recorded as a reduction or increase in oil and gas sales revenue and was not significant for any year presented.

     INCOME (LOSS) PER SHARE. Primary income (loss) per share has been computed using the weighted average number of common shares outstanding during the respective periods. Stock options and warrants outstanding do not have a dilutive effect on primary income (loss) per share. The Company's Convertible Subordinated Debentures are not common stock equivalents for the purpose of computing primary income (loss) per share.

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

     The calculation of fully diluted income (loss) per share assumes conversion of the Company's Convertible Subordinated Debentures as of the beginning of the period and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. The conversion price of the Convertible Subordinated Debentures was revised to reflect the 10% stock dividend declared September 6, 1994. The original conversion price was $13.50 per common share and the revised conversion price per common share is $12.27. Fully diluted income (loss) per share has also been retroactively restated for all periods presented to give effect to the resulting conversion price revision stemming from the 10% stock dividend. The weighted average number of shares used in the computation of fully diluted per share amounts were 11,671,243, 9,053,736, and 7,797,660 for the respective years ended December 31, 1995, 1994, and 1993.

     INCOME TAXES. The Company accounts for Income Taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

     DEFERRED REVENUES. In May 1992, as discussed in Note 9 "Oil and Gas Producing Activities," the Company purchased interests in certain wells using funds provided by the Company's sale of a volumetric production payment in these properties. Under the terms of the production payment agreement, the Company continues to own the properties purchased but is required to deliver a minimum quantity of hydrocarbons produced from the properties (meeting certain quality and heating equivalent requirements) over a specified period. Since entering into this agreement, the Company has met all scheduled deliveries. Net proceeds from the sale of the production payment were recorded as deferred revenues. Deliveries under the production payment agreement are recorded as oil and gas sales revenues and a corresponding reduction of deferred revenues.

     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

     VULNERABILITY DUE TO CERTAIN CONCENTRATIONS. The Company extends credit to various companies in the oil and gas industry which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Company's overall credit risk. However, the Company believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Company extends credit.

     Only one single oil or gas purchaser accounted for 10% or more of the Company's consolidated revenues during the year ended December 31, 1995, with that purchaser accounting for approximately 12%. The Company does not believe that the loss of any single oil and gas purchaser or contract would materially affect its sales.

     FAIR VALUE OF FINANCIAL INSTRUMENTS.  The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term debt was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term debt approximates the carrying amount as of December 31, 1995.
-------------------------------------------------------------------------------

2. CHANGE IN ACCOUNTING PRINCIPLE

     In the fourth quarter of 1994, the Company changed its revenue recognition policy for earned interests, effective January 1, 1994. Under the Company's current method of accounting for earned interests, such amounts will not be recognized as income, thereby reducing the Company's investment in oil and gas property. This change was made as the result of a transition in the Company's current business activities and changes in the oil and gas limited partnership syndication markets. The Company feels the change in policy results in more comparable financial statements in relation to its current business focus and in comparison to its current peers and competitors in the oil and gas exploration and production industry.

     The effect of the change was to increase 1994 income before cumulative effect of change in accounting principle by approximately $1,047,000 or $.16 per share. This increase was a result of the decrease in current year depletion expense more than offsetting the decrease in revenues as a result of not recognizing earned interests. The cumulative effect of this change in accounting principle resulted in a downward adjustment to earnings of $16,772,698 or $2.52 per share (after reduction for income taxes of $8,640,481), to retroactively apply the new method, thereby reducing net income in 1994. See Note 9 to the Company's financial statements for the effect this change had on oil and gas properties and accumulated depreciation, depletion, and amortization. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application, had the new method been in effect during the periods presented.
-------------------------------------------------------------------------------

3. PROVISION FOR INCOME TAXES

     The Omnibus Budget Reconciliation Act of 1993 (the "Act") was enacted on August 10, 1993. The Act contains several changes to federal income tax provisions, including an increase in the highest corporate tax rate from 34% to 35%, for companies with taxable income in excess of $10,000,000. The effect of the Act on income tax expense for the year ended December 31, 1993, and the Company's net deferred tax liability was not material.

     The following is an analysis of the consolidated income tax provision:

                              YEAR ENDED DECEMBER 31,
                     ---------------------------------------
                         1995           1994          1993
                     ----------     ----------    ----------
Current...........   $ (344,137)    $  148,834    $  533,298
Deferred..........    2,326,162        963,324     1,199,057
                     ----------     ----------    ----------
Total.............   $1,982,025     $1,112,158    $1,732,355
                     ----------     ----------    ----------
                     ----------     ----------    ----------

     There are differences between income taxes computed using the statutory rate (34% for 1995, 1994, and 1993) and the Company's effective income tax rates (28.7%, 23.0%, and 26.1% for 1995, 1994, and 1993, respectively), primarily as the result of certain tax credits available to the Company. Reconciliations of income taxes computed using the statutory rate to the effective income tax rates are as follows:

                                                          1995         1994         1993
                                                       ----------   ----------   ----------
Income taxes computed at federal statutory rate.....   $2,344,143   $1,644,862   $2,253,727
State tax provisions, net of federal benefits.......       84,202       46,525      149,002
Nonconventional fuel source credit..................     (370,000)    (435,016)    (553,651)
Depletion deductions in excess of basis.............      (34,000)     (30,895)     (98,596)
Other, net..........................................      (42,320)    (113,318)     (18,127)
                                                       ----------   ----------   ----------
Provision for income taxes..........................   $1,982,025   $1,112,158   $1,732,355
                                                       ----------   ----------   ----------
                                                       ----------   ----------   ----------

     The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 1995, 1994, and 1993 were as follows:

                                               1995           1994           1993
                                          -------------  ------------   ------------
Deferred tax assets:
  Alternative minimum tax credits         $  1,372,978   $    900,562   $    786,774
  Other                                        115,332          7,112        231,292
                                          -------------  ------------   ------------
    Total deferred tax assets             $  1,488,310   $    907,674   $  1,018,066

Deferred tax liabilities:
  Oil and gas properties                  $  7,682,701   $  4,811,886   $ 12,576,208
  Other                                        650,283        614,300        637,527
                                          -------------  ------------   ------------
    Total deferred tax liabilities        $  8,332,984   $  5,426,186   $ 13,213,735
                                          -------------  ------------   ------------
Net deferred tax liability(1)             $  6,844,674   $  4,518,512   $ 12,195,669
                                          -------------  ------------   ------------
                                          -------------  ------------   ------------

(1)  This  amount  includes  current  deferred  tax  asset  amounts  of
     $115,332.  $103,679,  and $96,567  for   1995, 1994.  and  1993,
     respectively.

     The Company did not record any valuation allowances against deferred tax assets at December 31, 1995, 1994, and 1993.

     At December 31, 1995, the Company had an alternative minimum tax carry forward of $1,372,978 indefinitely available to reduce future regular tax liability to the extent it exceeds the related tentative minimum tax otherwise due.

------------------------------------------------------------------------------
4.   SHORT-TERM BANK BORROWINGS

     The Company had available, through a two-bank group, a revolving line of credit of $35,000,000 at the end of 1995 and $29,000,000 at the end of 1994 bearing interest at the bank's base rate plus 0.5% (9% at both December 31, 1995, and at December 31, 1994), secured by the Company's interests in certain oil and gas properties and general partner interests. This facility also allows, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR") plus 2.25%. There was no outstanding balance under this line of credit at December 31, 1995. At December 31, 1994, $14,000,000 of the $18,600,000 outstanding was at the LIBOR plus 2.25% rates (7.875% on $3,000,000, 8.1875% on $6,000,000, and
8.5% on $5,000,000). The outstanding amount under this facility at December 31, 1994 ($18,600,000) was borrowed primarily to fund the advance purchase of producing properties on behalf of affiliated partnerships and/or joint ventures to be subsequently reimbursed and to fund the Company's working capital and capital expenditures needs. This credit agreement is currently being restated and the facility will be unsecured with a maximum of $100,000,000. The available borrowing base currently will not change and will be redetermined periodically. Depending on the level of outstanding debt, the interest rate currently will be either the bank's base rate or the bank's base rate plus 0.25%. The LIBOR option will now vary from plus 1% to plus 1.5%.

     The terms of the revolving line of credit include, among other restrictions, a limitation on the level of cash dividends (not to exceed $424,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company presently intends to continue a policy of using retained earnings for expansion of its business. As of December 31, 1995, the Company was in compliance with the provisions of these agreements. The revolving line of credit will extend through September 30, 1999.

     The Company's second credit line was an Acquisition Advance Agreement with the same two-bank group, bearing interest at the greater of (a) the bank's base rate plus 1% or (b) the Federal Funds rate plus 1.5%, to be secured by producing oil and gas properties acquired and held for transfer.
At December 31, 1994, $3,629,000 had been borrowed under this agreement to fund the advance purchase of producing properties on behalf of affiliated partnerships and/or joint ventures to be subsequently reimbursed. This credit agreement expired June 15, 1995.

     The Company's third credit facility is an amended and restated revolving line of credit with the lead bank for $5,000,000, bearing interest at the bank's base rate (8.5% at both December 31, 1995, and at December 31, 1994), secured by certain Company receivables. There were no outstanding amounts under this facility at December 31, 1995. At December 31, 1994, $5,000,000 was outstanding under this facility. This facility is currently being amended to $7,000,000, with interest at the bank's base rate plus 0.25%. This credit facility will extend through September 30, 1999.

     In addition to interest on these credit facilities, the Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts outstanding, plus the amount of all letters of credit outstanding during the period. The fee on the Acquisition Advance Agreement was 0.5% of the amount of the advance. The aggregate amounts of commitment fees paid by the Company were $154,000 in 1995 and $150,000 in 1994.
------------------------------------------------------------------------------

5.   LONG-TERM DEBT

The Company's long-term debt consists of $28,750,000 of 6.5% Convertible Subordinated Deben-tures ("Debentures"). The Debentures were issued on June 30, 1993, and will mature on June 30, 2003. The Debentures are convertible into common stock of the Company by the holders at any time prior to maturity at a conversion price of $12.27 per share, subject to adjustment upon the occurrence of certain events. The conversion price reflects an adjustment of the original conversion price of $13.50 per share to reflect the 10% stock dividend declared September 6, 1994, and distributed September 29, 1994. Interest on the Debentures is payable semi-annually on June 30 and December 31, commencing with the payment made at December 31, 1993. After June 30, 1997 (or in certain circumstances after June 30,1996), the Debentures are redeemable for cash at the option of the Company, with certain restrictions, at 104.55% of principal, declining to 100.65% in 2002. Upon certain changes in control of the Company, if the price of the Company's common stock is not above certain levels each holder of Debentures will have the right to require the Company to repurchase the Debentures at the principal amount thereof, together with accrued and unpaid interest to the date of repurchase but after the repayment of any Senior Indebtedness, as defined.

     Interest expense on the Debentures, including amortization of debt issuance costs, totaled $1,981,639, $1,973,931, and $984,239 for 1995, 1994, and 1993, respectively.
------------------------------------------------------------------------------

6.   COMMITMENTS AND CONTINGENCIES

     Total rental and lease expenses charged to earnings before reimbursements were $998,714 in 1995, $1,159,673 in 1994, and $1,155,564 in 1993. The
Company's remaining minimum annual obligations under non-cancelable operating lease commitments are $1,016,616 for 1996, $1,083,830 for 1997, $1,159,185
for 1998, $1,207,707 for 1999, and $1,201,448 for 2000.

     As of December 31, 1995, the Company is the managing general partner of 101 limited partnerships. Because the Company serves as the general partner of these entities, under state partnership law it is contingently liable for the liabilities of these partnerships, which liabilities are not material for any of the periods presented in relation to the partnerships' respective assets. These partnership liabilities generally consist of third party borrowings from time to time to fund capital expenditures for development of oil and gas properties, and will be repaid from oil and gas sales proceeds of the partnerships in future periods.

     In the ordinary course of business, the Company has been party to various legal actions, which arise primarily from its activities as operator of oil and gas wells. In management's opinion, the outcome of any such currently pending actions will not have a material adverse effect on the financial position or results of operations of the Company.
------------------------------------------------------------------------------

7.   STOCKHOLDERS' EQUITY

     COMMON STOCK. On September 6, 1994, the Company declared a 10% stock dividend to shareholders of record on September 19, 1994, which was distributed on September 29, 1994. The transaction was valued based on the closing price ($11.00) of the Company's common stock on the New York Stock Exchange on September 6, 1994. As a result of the issuance of 606,262 shares of the Company's common stock as a dividend, retained earnings were reduced by $6,668,882, with the common stock and additional paid-in capital accounts increased by the same amount. Primary and fully diluted income (loss) per share was restated for all periods presented to reflect the effect of the stock dividend.

     During the third quarter of 1995, the Company closed the sale to the public of 5,750,000 shares of common stock at a price of $8.50 per share. Net proceeds from this offering were $45,698,912 and were used to repay outstanding indebtedness, with the remaining proceeds being used to finance the Company's exploration and development activities, and to acquire producing oil and gas properties, including limited partnership interests.

     STOCK OPTIONS AND WARRANTS. The Company has an employee option plan under which incentive stock options and other options and awards may be granted to employees to purchase shares of common stock and a nonqualified stock option plan under which non-employee members of the Company's Board of Directors may be granted options to purchase shares of common stock. The plans provide that the exercise prices equal 100% of the fair value of the common stock on the date of grant. Options become exercisable for 20% of the shares on the first anniversary of the grant of the option and are exercisable for an additional 20% per year thereafter. Options granted expire 10 years after the date of grant or earlier in the event of the optionee's separation from employment. No accounting entries are required until the stock options are exercised, at which time the option price is credited to the common stock and additional paid-in capital accounts. The effect of the 10% stock dividend increased the number of shares and decreased the price according to the respective agreements.

     The following is a summary of stock options under these plans:

                                   YEAR ENDED DECEMBER 31,
                           -----------------------------------
                                   1995               1994
Options outstanding,
 beginning of period              1,166,920            899,650
Options granted                     227,502            202,760
Options terminated                  (80,270)           (20,658)
Options exercised                    (5,761)           (21,472)
Options adjusted for
 stock dividend                           -            106,640
                           ----------------   ----------------
Options outstanding,
 end of period                    1,308,391          1,166,920
                           ----------------   ----------------
                           ----------------   ----------------
Options exercisable,
 end of period                      722,627            546,172
                           ----------------   ----------------
                           ----------------   ----------------
Options  available  for
 future grant, end
 of period                          343,344            498,909
                           ----------------   ----------------
                           ----------------   ----------------
Option price range:
  Options granted          $7.045 - $10.114   $9.091 - $10.25
  Options terminated       $7.045 - $10.114   $7.045 - $12.386
  Options exercised        $7.045 - $10.114   $7.045 - $ 9.773
  Options outstanding,
     end of period         $5.455 - $12.386   $5.455 - $12.386

     The Company also has granted certain stock options to individuals who are neither employees, officers, nor directors, for specific services rendered to the Company. At December 31, 1995, the only outstanding options under this plan were granted in 1991 covering 68,750 shares at $9.773 (after adjustment for the September 1994 stock dividend). During the three years ended December 31, 1995, the only other activity has been the cancellation of 5,350 option shares in 1993.

     The Company also has a plan which provides eligible employees the opportunity to acquire shares of Company common stock at a discount through payroll deductions. This plan was approved at the May 11, 1993, shareholders meeting. The plan year is from June 1 to the following May 31. The first year of the plan commenced June 1, 1993. Employees may authorize payroll deductions of up to 10% of their base salary during the plan year by making an election to participate prior to the start of a plan year. The purchase price for stock acquired under the plan will be 85% of the lower of the closing price of the Company's common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant. The Company issued 37,689 and 29,840 shares under this plan at a range of prices of $6.80 to $7.92 and a price of $8.71 during 1995 and 1994, respectively. As of December 31,1995, there were 479,487 shares available for issuance under this plan. There are no charges or credits to income in connection with this plan.

     In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value-based method of accounting for stock options or similar equity instruments, but allows companies to continue to measure compensation cost using the intrinsic value-based method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period (generally, the vesting period). Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the exercise price.

     Under the provisions of SFAS No. 123, a company may elect to measure compensation cost associated with its stock option and similar plans as a component of compensation expense in its statement of operations. Companies may also elect to continue to measure compensation cost under the provisions of APB No. 25. Companies which elect to continue measurement under APB No.
25 are required to provide pro forma disclosure in the notes to financial statements reflecting the difference, if any, between compensation cost included in net income and the cost if the fair value-based method were used including effects on earnings per share. Since the inception of the Option Plan, the Company has not recognized any compensation cost related to grants of stock options. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995. At this time, the Company does not expect to adopt the fair value based method of accounting for its stock option plans and, accordingly, adoption of this statement will have no impact on the Company's results of operations.
------------------------------------------------------------------------------

8.   RELATED-PARTY TRANSACTIONS

     The Company is the operator of a substantial number of properties owned by its affiliated limited partnerships and joint ventures and accordingly charges these entities and third party joint interest owners operating fees. The Company is also reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $4,800,000,  $4,400,000, and $4,200,000, in 1995,1994,
and 1993, respectively. The Company was also reimbursed by the limited partnerships and joint ventures for costs incurred in the screening, evaluation, and acquisition of producing oil and gas properties on their behalf. Such costs totaled approximately $600,000, $1,400,000, and
$2,500,000 in 1995, 1994, and 1993, respectively.
-------------------------------------------------------------------------------

9.   OIL AND GAS PRODUCING ACTIVITIES

     CAPITALIZED COSTS. The following table presents the Company's aggregate capitalized costs relating to oil and gas producing activities and the related depreciation, depletion, and amortization:

                                                      DECEMBER 31,
                                              ----------------------------
                                                   1995          1994
                                              -------------  -------------
       Oil and Gas Properties:
         Proved............................   $ 132,673,707  $  93,368,795(1)
         Unproved (not being amortized)....      20,652,151     14,805,479
                                              -------------  -------------
                                                153,325,858    108,174,274
       Accumulated Depreciation, Depletion,
         and Amortization..................     (28,107,986)   (19,758,662)(1)
                                              -------------  -------------
                                              $ 125,217,872  $  88,415,612
                                              -------------  -------------
                                              -------------  -------------

(1) The effect of the 1994 change in accounting principle (see Note 2) was to decrease proved property costs by $37,773,087 and accumulated depreciation, depletion, and amortization by $12,359,908.

     Of the $20,652,151 of net unproved property costs (primarily seismic and lease acquisition costs) at December 31, 1995, being excluded from the amortizable base, $8,825,568 was incurred in 1995, $6,977,963 was incurred in 1994, $2,018,174 was incurred in 1993, and $2,830,446 was incurred in prior years. The Company expects it will complete its evaluation of the properties representing the majority of these costs within the next two to three years.

     CAPITAL EXPENDITURES. The following table sets forth capital expenditures related to the Company's oil and gas operations:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------------
                                                                                   1995           1994           1993
                                                                               ------------   ------------   ------------
Acquisition of proved properties, including earned interests in limited
  partnerships and joint ventures(1).........................................  $  3,461,091   $ 13,078,242   $ 21,832,157
Lease acquisitions(2)(3).....................................................     9,742,543      9,905,237      5,388,243
Exploration..................................................................     2,289,814      4,003,400      2,195,473
Development..................................................................    23,555,988      5,637,285      3,164,803
                                                                               ------------   ------------   ------------
    Total(4).................................................................  $ 39,049,436   $ 32,624,164   $ 32,580,676
                                                                               ------------   ------------   ------------
                                                                               ------------   ------------   ------------


(1) There are no earned interests in 1995 or in 1994. Earned interests amounts included in 1993 are $3,308,623.
(2) Lease acquisitions for 1995, 1994, and 1993 include expenditures of $2,814,395, $2,973,971, and $1,032,656, respectively, relating to the
     Company's initiatives in Russia; 1995, 1994, and 1993 expenditures of $304,610, $356,136, and $456,681, respectively, relating to initiatives in Venezuela; and include 1995 expenditures of $202,206 relating to initiatives in New Zealand.

(3) These are actual amounts as incurred by year, including both proved and unproved lease costs. The annual lease acquisition amounts added to proved oil and gas properties (being amortized) for 1995, 1994, and 1993, respectively, were $3,895,871, $3,032,315, and $4,198,429.

(4) Includes capitalized general and administrative costs directly associated with the acquisition, development, and exploration efforts of approximately $7,100,000, $5,800,000, and $8,300,000 in 1995, 1994, and 1993. In
     addition, total includes $1,442,022, $766,572, and $389,352 in 1995, 1994, and 1993, respectively, of capitalized interest on unproved properties.

     RESULTS OF OPERATIONS. The following table sets forth results of the Company's oil and gas operations:


                                                                                     YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             1995           1994            1993
Oil and gas sales...................................................... $  22,527,892   $ 19,802,188    $ 15,535,671
Production costs.......................................................    (6,826,306)    (5,639,630)     (4,540,290)
Depreciation, depletion, and amortization..............................    (8,349,324)    (7,590,877)     (7,067,636)
                                                                        -------------   ------------    ------------
                                                                            7,352,262      6,571,681       3,927,745
Income taxes...........................................................    (2,110,099)    (1,511,487)     (1,025,141)
                                                                        -------------   ------------    ------------
Results of producing activities........................................  $  5,242,163   $  5,060,194    $  2,902,604
                                                                        -------------   ------------    ------------
                                                                        -------------   ------------    ------------
Amortization per physical unit of production (equivalent Mcf of gas)...         $0.75          $0.79           $0.96
                                                                        -------------   ------------    ------------
                                                                        -------------   ------------    ------------


     PROPERTY PURCHASE AND PRODUCTION PAYMENT AGREEMENT. In May 1992, the Company purchased from a subsidiary of Manville Corporation ("Manville") additional interests in certain wells in McMullen County, Texas, in which the Company had owned interests for over three years. The funds for this purchase were provided by the Company's sale of a volumetric production payment in the Manville properties to Enron Reserve Acquisition Corp. ("Enron") for net proceeds of $13,790,000. These proceeds were recorded as deferred revenues and are amortized as the required deliveries are made. Under the production payment agreement, the Company continues to own the properties purchased from Manville, but is required to deliver to Enron approximately 9.5 Bcf over an eight-year period, or for such longer period as is necessary to deliver a specified heating equivalent quantity at an average price of $1.115 per MMBtu. The Company is responsible for all production related costs associated with operating these properties. The amount to be delivered varies from month to month in generally decreasing quantities. To the extent monthly gas production from the properties exceeds the agreed upon deliverable quantities (as it has in every year since the purchase date), the Company receives all proceeds from sale of such excess gas at current market prices, plus the proceeds from sale of oil or condensate. Since entering into the volumetric production payment, the Company has met all scheduled deliveries to Enron under this agreement.

     FOREIGN ACTIVITIES. On September 3, 1993, the Company signed a Participation Agreement with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia. Under the terms of the Participation Agreement, the Company will receive a minimum 5% net profits interest from the sale of hydrocarbon products from the fields for providing managerial, technical and financial support to Senega. Additionally, the Company purchased a 1% net profits interest from Senega for $300,000. In May 1995, the Company executed a Management Agreement with Senega. In return for obtaining financing for development of these fields, Swift was given certain rights by Senega, including a 49% interest in production income derived by Senega from this project after repayment of costs. At December 31, 1995, the Company's investment in Russia was approximately $6,820,000 and is included in the unproved properties portion of oil and gas properties.

     The Company formed a wholly owned subsidiary, Swift Energy de Venezuela, C.A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program on the Quiriquire Unit located in Northeastern Venezuela. Swift (together with a minority interest holder) was one of six bidders on the Quiriquire Unit. The Company did not win the bid for the Quiriquire Unit; however, other fields and opportunities are continuing to be evaluated in Venezuela. At December 31, 1995, the Company's investment in Venezuela was approximately $1,120,000 and is included in the unproved properties portion of oil and gas properties net of impairments of $45,668.

     On October 12, 1995, the Company was approved for the grant of Petroleum Exploration Permit by the New Zealand Minister of Energy and the acceptance of which was approved by the Company's board of directors on November 7, 1995. This permit (PEP 38717) covers approximately 65,000 acres in the Onshore Taranaki Basin region. This permit primarily requires the Company to: (a) post a $175,000 bond (which was done by the Company on December 22, 1995) before January 11, 1996; (b) before December 31, 1997, analyze and interpret approximately 460 kilometers of existing seismic data and acquire approximately 100 kilometers of new seismic data; (c) commence drilling one well prior to July 31, 1998; (d) review results prior to July 31,1999, and
(e) prior to July 31, 2000, drill a development well or acquire additional seismic data. At December 31, 1995, the Company's investment in New Zealand was approximately $200,000 and is included in the unproved properties portion of oil and gas properties.

     ACQUISITION OF PROPERTIES BY SWIFT. During the second quarter of 1994, the Company acquired approximately $18,100,000 of producing oil and gas properties in a single acquisition transaction. Approximately $3,500,000 and $12,700,000 of the properties were transferred to affiliated partnerships formed under the Company's SDI offering in 1995 and 1994, respectively. Approximately $1,900,000 of the properties were retained by the Company for its own account.

     SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED). The following information presents estimates of the Company's proved oil and gas reserves, which are all located onshore in the United States. All of the Company's reserves were determined by company personnel and audited by H. J. Gruy and Associates, Inc. ("Gruy"), independent petroleum consultants. Gruy's summary report dated February 19, 1996, is set forth as an exhibit to the Form 10-K Report for the year ended December 31, 1995, and includes definitions and assumptions that served as the basis for the estimates of proved reserves and future net cash flows. Such definitions and assumptions should be referred to in connection with the following information:

ESTIMATES OF PROVED RESERVES

                                                                                   OIL AND
                                                                NATURAL GAS       CONDENSATE
                                                                   (Mcf)            (Bbls)
                                                                -----------       ---------
Proved reserves as of December 31, 1992(1).................      41,638,100       2,901,621
  Reserved of previous estimates(2)........................      (1,800,178)       (200,906)
  Purchases of minerals in place...........................      17,892,709       1,429,463
  Sales of minerals in place...............................         (61,996)        (12,555)
  Extensions, discoveries, and other additions.............      10,634,805         477,932
  Production(3)............................................      (3,840,635)       (324,486)
                                                                -----------       ---------

Proved reserves as of December 31, 1993(1).................      64,462,805       4,271,069
  Revisions of previous estimates(2).......................     (10,570,138)       (714,246)
  Purchases of minerals in place...........................       8,136,270         790,523
  Sales of minerals in place...............................        (881,770)        (34,834)
  Extensions, discoveries, and other additions.............      20,556,953         707,811
  Production(3)............................................      (5,440,156)       (467,056)
                                                                -----------       ---------

Proved reserves as of December 31, 1994(1).................      76,263,964       4,553,267
  Revisions of previous estimates(2).......................       6,982,317        (421,901)
  Purchases of minerals in place...........................       4,166,922         254,211
  Sales of minerals in place...............................         (13,215)        (10,617)
  Extensions, discoveries, and other additions.............      62,870,240       1,592,456
  Production(3)............................................      (6,702,708)       (545,435)
                                                                -----------       ---------
Proved reserves as of December 31, 1995(1).................     143,567,520       5,421,981
                                                                -----------       ---------
                                                                -----------       ---------
Proved  developed  reserves,
 December 31, 1992.........................................      32,955,080       2,082,885
 December 31, 1993.........................................      50,936,942       3,110,505
 December 31, 1994.........................................      46,406,448       3,209,387
 December 31, 1995.........................................      81,532,025       3,313,226


(1) Proved reserves for these periods exclude quantities subject to the Company's volumetric production payment agreement.

(2) Revisions of previous quantity estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics, and reservoir pressure. Additionally, changes in quantity estimates are affected by the increase or decrease in crude oil and natural gas prices at each year end, Proved reserves as of December 31, 1995, were based upon prices of $2.41 per Mcf of natural gas and $18.07 per barrel of oil, compared to $1.85 per Mcf and $15.09 per barrel as of December 31, 1994.

(3) Natural gas production for 1993, 1994, and 1995 excludes 1,581,206, 1,358,375, and 1,211,255 Mcf, respectively, delivered under the Company's volumetric production payment agreement.

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED). The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                    1995          1994            1993
                                               -------------  ------------   ------------
Future gross revenues.......................   $ 445,572,715  $211,210,430   $218,321,639
Future production and development costs.....    (163,925,771)  (92,053,163)   (75,769,590)
                                               -------------  ------------   ------------
Future net cash flows before income taxes...     281,646,944   119,157,267    142,552,049
Future income taxes.........................     (55,469,213)  (14,143,796)   (26,303,502)
                                               -------------  ------------   ------------
Future net cash flows after income taxes....     226,177,731   105,013,471    116,248,547
Discount at 10% per annum...................     (97,273,647)  (38,541,504)   (41,280,376)
                                               -------------  ------------   ------------
Standardized measure of discounted future
 net cash flows relating to proved oil
 and gas reserves...........................   $ 128,904,084  $ 66,471,967   $ 74,968,171
                                               -------------  ------------   ------------
                                               -------------  ------------   ------------

     The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

     1. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.

     2. The estimated future gross revenues of proved reserves are priced on the basis of year-end prices, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Company reasonably expects to receive.

     3. The future gross revenue streams are reduced by estimated future costs to develop and to produce the proved reserves, as well as certain abandonment costs based on year-end cost estimates and the estimated effect of future income taxes.

     4. Future income taxes are computed by applying the statutory tax rate to future net cash flows reduced by the tax basis of the properties, the estimated permanent differences applicable to future oil and gas producing activities and tax carryforwards.

     The estimates of cash flows and reserves quantities shown above are based on year-end oil and gas prices. Under Securities and Exchange Commission rules, companies that follow the full-cost accounting method are required to make quarterly Ceiling Limitation calculations, using prices in effect as of the period end date presented (see Note 1). Application of these rules during periods of relatively low oil and gas prices, even if of short-term seasonal duration, may result in write-downs.

     The standardized measure of discounted future net cash flows is not intended to present the fair market value of the Company's oil and gas property reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, an allowance for return on investment, and the risks inherent in reserve estimates.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1995            1994             1993
                                                  ------------   ------------     -----------
Beginning balance...............................  $ 66,471,967   $ 74,968,171     $46,582,994
                                                  ------------   ------------     -----------
Revisions to reserves proved in prior years-
  Net changes in prices, production costs, and
   future development costs.....................    25,415,116    (21,326,677)     (4,140,177)
   Net changes due to revisions in quantity
    estimates...................................     4,735,186    (11,644,586)     (2,860,642)
   Accretion of discount........................     6,939,460      8,376,078       5,543,984
   Other........................................   (10,981,721)    (5,631,646)     (4,485,723)
                                                  ------------   ------------     -----------

Total revisions.................................    26,108,041    (30,226,831)     (5,942,558)

New field discoveries and extensions, net of
 future production and development costs........    44,292,042     15,585,767      13,972,435
Purchases of minerals in place..................     4,928,563      7,964,821      27,074,564
Sales of minerals in place......................       (74,858)      (574,651)        (85,174)
Sales of oil and gas produced, net of
 production costs...............................   (13,913,612)   (12,168,695)     (8,691,301)
Previously estimated development costs
 incurred.......................................    16,303,629      5,053,417       1,992,967
Net change in income taxes......................   (15,211,688)     5,869,968          64,244
                                                  ------------   ------------     -----------

Net change in standardized measure of discounted
 future net cash flows..........................    62,432,117     (8,496,204)     28,385,177
                                                  ------------   ------------     -----------
Ending balance..................................  $128,904,084   $ 66,471,967     $74,968,171
                                                  ------------   ------------     -----------
                                                  ------------   ------------     -----------

                                            32

10.  QUARTERLY RESULTS (UNAUDITED)

     The following table presents summarized quarterly financial information for the years ended December 31, 1993, 1994, and 1995:

                                                  NET INCOME       PRIMARY INCOME  FULLY DILUTED
                               INCOME BEFORE       (LOSS)            (LOSS) PER    INCOME (LOSS)
                  REVENUES      INCOME TAXES    (AS RESTATED)         SHARE (2)    PER SHARE (2)
                -----------    -------------    -------------      --------------  -------------
1993
First Quarter   $ 5,325,054     $1,411,809      $    988,266           $  .15          $  .15
Second Quarter    6,012,174      1,743,606         1,220,524              .19             .19
Third Quarter     6,603,605      1,905,880         1,441,549              .22             .19
Fourth Quarter    6,191,820      1,567,313         1,245,914              .19             .17
                -----------     ----------      ------------           ------          ------
  Total         $24,132,653     $6,628,608      $  4,896,253           $  .74          $  .70
                -----------     ----------      ------------           ------          ------
                -----------     ----------      ------------           ------          ------
1994
First Quarter   $ 6,138,535     $1,753,003 (1)  $(15,561,976)(1)       $(2.36)(1)      $(2.36)(1)
Second Quarter    6,106,954 (1)  1,462,980 (1)     1,076,077 (1)          .16 (1)         .15 (1)
Third Quarter     6,962,612      1,439,620 (1)     1,130,398 (1)          .17 (1)         .16 (1)
Fourth Quarter    6,167,191        182,226           308,474              .05             .05
                -----------     ----------      ------------           ------          ------
  Total         $25,375,292     $4,837,829      $(13,047,027)          $(1.96)         $(1.96)
                -----------     ----------      ------------           ------          ------
                -----------     ----------      ------------           ------          ------
1995
First Quarter   $ 6,258,588     $  676,434      $    524,600           $  .08          $  .08
Second Quarter    6,564,910        965,448           731,275              .11             .11
Third Quarter     7,048,934      1,737,763         1,264,556              .12             .12
Fourth Quarter    9,058,613      3,514,892         2,392,081              .19             .16
                -----------     ----------      ------------           ------          ------
  Total         $28,931,045     $6,894,537      $  4,912,512           $  .54          $  .54
                -----------     ----------      ------------           ------          ------
                -----------     ----------      ------------           ------          ------

(1) In the fourth quarter of 1994, the Company changed its revenue recognition policy for earned interests. See Note 2 "Change in Accounting Principle" for further discussion. This change was effective beginning January 1, 1994, and, accordingly, the cumulative effect of this change ($(16,772,698) or $(2.52) per share) has been reflected in the first quarter of 1994, and the first three quarters have been restated to reflect the basis of the newly adopted accounting principle. Net Income, Primary Income Per Share, and Fully Diluted Income Per Share were previously reported as $814,325, $0.14, and $0.14, respectively, for the first quarter of 1994; $1,140,197, $0.19, and $0.17, respectively, for the second quarter of 1994; and $768,161, $0.12, and $0.12, respectively, for the third quarter of 1994.
(2) Amounts prior to the fourth quarter of 1994 have been retroactively restated to give recognition to an equivalent change in capital structure as a result of the 10% stock dividend. See Note 1 "Summary of Significant Accounting Policies-Income (Loss) Per Share" for further discussion.

     Pro forma amounts assuming the new earned interests recognition policy is applied retroactively:

                                                                 FULLY DILUTED
                                               PRIMARY INCOME       INCOME
                                NET INCOME       PER SHARE         PER SHARE
                                ----------     --------------    -------------
               1993
               First Quarter    $  917,895          $.14              $.14
               Second Quarter    1,247,263           .19               .19
               Third Quarter     1,113,049           .17               .15
               Fourth Quarter    1,044,271           .16               .15
                                ----------          ----              ----
                 Total          $4,322,478          $.66              $.63
                                ----------          ----              ----
                                ----------          ----              ----
               1994
               First Quarter    $1,210,722          $.18              $.17
               Second Quarter    1,076,077           .16               .15
               Third Quarter     1,130,398           .17               .16
               Fourth Quarter      308,474           .05               .05
                                ----------          ----              ----
                 Total          $3,725,671          $.56              $.56
                                ----------          ----              ----
                                ----------          ----              ----


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
------------------------------------------------------------------------------
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information to be set forth under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with the May 14, 1996 annual shareholders' meeting is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under the caption "Executive
Officers-Executive Cash Compensation" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with the May 14, 1996 annual shareholders' meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the caption "Principal Shareholders" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with the May 14, 1996 annual shareholders' meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Transactions with Affiliates" (if any such captioned information is included) in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with the May 14, 1996 annual shareholders' meeting is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) l. The following consolidated financial statements of Swift Energy Company together with the report thereon of Arthur Andersen LLP dated February 19, 1996, and the data contained therein are included in Item 8 hereof:

          Report of Independent Public Accountants.......................  19
          Consolidated Balance Sheets....................................  20
          Consolidated Statements of Income..............................  21
          Consolidated Statements of Stockholders' Equity................  22
          Consolidated Statements of Cash Flows..........................  23
          Notes to Consolidated Financial Statements.....................  24

          2. Financial Statement Schedules
          None

          3. Exhibits

            3(a).l (1)     Articles of Incorporation, as amended through June 3, 1988.
            3(a).2 (2)     Articles of Amendment to Articles of Incorporation filed on June 4, 1990.
            3(b)   (3)     By-Laws, as amended through August 14, 1995.
            4(b)   (4)     Indenture dated as of June 30, 1993, between Swift Energy Company and Bank
                           One, Texas, National Association as Trustee.
              10.1 (1)+    Indemnity Agreement dated July 8, 1988, between Swift Energy Company and
                           A. Earl Swift (plus schedule of other persons with whom Indemnity Agreements have been entered into).
              10.2 (4)     Amended and Restated Credit Agreement dated March 24, 1992, between Swift Energy
                           Company and Bank One, Texas, National Association.
              10.3 (4)     Purchase and Sale Agreement dated May 27, 1992, between Swift Energy Company and
                           Enron Reserve Acquisition Corp.
              10.4 (4)     Purchase and Sale Agreement dated May 12, 1992, between the Company and Riverwood
                           Energy Resources, Inc.
              10.5 (5)+    Swift Energy Company 1990 Nonqualified Stock Option Plan.
              10.6 (6)     First Amendment effective May 13, 1993, to Amended and Restated Credit Agreement
                           dated March 24, 1992, between Swift Energy Company and Bank One, Texas, National
                           Association.
              10.7 (6)     Second Amendment effective December 31, 1993, to Amended and Restated Credit
                           Agreement dated March 24, 1992, between Swift Energy Company and Bank One, Texas,
                           National Association.
              10.8 (6)     Third Amendment dated December 31, 1994, to Amended and Restated Credit Agreement
                           dated March 24, 1992, between Swift Energy Company and Bank One, Texas, National
                           Association.
              10.9 (7)     Amended and Restated Credit Agreement dated March 1, 1994, among Swift Energy
                           Company, Bank One, Texas, National Association and Bank of Montreal.
              10.10(7)     First Amendment dated June 15, 1994, to Amended and Restated Credit Agreement
                           dated March 1, 1994, among Swift Energy Company, Bank One, Texas, National
                           Association and Bank of Montreal.
              10.11(6)     Second Amendment dated December 31, 1994, to Amended and Restated Credit Agreement
                           dated March 1, 1994, among Swift Energy Company, Bank One, Texas, National
                           Association and Bank of Montreal.
              10.12(8)+    Amended and Restated Swift Energy Company 1990 Stock Compensation Plan.
              10.13(3)+    Employment Agreement dated as of November 1, 1995, by and between Swift Energy
                           Company and Terry E. Swift.
              10.14(3)+    Employment Agreement dated as of November 1, 1995, by and between Swift Energy
                           Company and John R. Alden.
              10.15(3)+    Employment Agreement dated as of November 1, 1995, by and between Swift Energy
                           Company and James M. Kitterman.
              10.16(3)+    Employment Agreement dated as of November 1, 1995, by and between Swift Energy
                           Company and Bruce H. Vincent.
              10.17(3)+    Employment Agreement dated as of November 1, 1995, by and between Swift Energy
                           Company and A. Earl Swift.
              10.18(8)+    Agreement and Release between Swift Energy Company and Virgil Neil Swift effective June 1, 1994.
              18   (6)     Letter from Arthur Andersen LLP regarding change in accounting principle.
              21   (8)     List of Subsidiaries of Swift Energy Company.
              23(a)(9)     The consent of H. J. Gruy and Associates, Inc.
              23(b)(9)     The consent of Arthur Andersen LLP as to incorporation by reference regarding
                           Form S-8 and S-3 Registration Statements.
              27           Financial Data Schedule (included in electronic filing only).
              99   (9)     The summary of H. J. Gruy and Associates, Inc. report, dated February 19, 1996.

     (b)  No Form 8-K reports were filed during the fourth quarter of 1995.


__________________________

 (1) Incorporated by reference from Swift Energy Company Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-8754.
 (2) Incorporated by reference from Swift Energy Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
 (3) Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q filed for the quarterly period ended September 30, 1995.
 (4) Incorporated by reference from Registration Statement No. 33-63112 on Form S-1 filed on May 20, 1993.
 (5) Incorporated by reference from Registration Statement No. 33-36310 on Form S-8 fixed on August 10, 1990.
 (6) Incorporated by reference from Swift Energy Company Annual Report on Form 10-K from the fiscal year ended December 31, 1994.
 (7) Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 1994.
 (8) Incorporated by reference from Registration Statement No. 33-60469 filed on June 22, 1995.
 (9)  Filed herewith.

   +  Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Swift Energy Company, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SWIFT ENERGY COMPANY


                                       By /s/ A. Earl Swift
                                          --------------------------------
                                          A. Earl Swift
                                          Chairman of the Board, President
                                          and Chief Executive Officer,
                                          Swift Energy Company


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Swift Energy Company, and in the capacities and on the dates indicated:

             SIGNATURES                              TITLE                     DATE
             ----------                              -----                     ----
/s/  A. Earl Swift                          Chairman of the Board
----------------------------------      President and Chief Executive     March 27, 1996
     A. Earl Swift                          Officer, Swift Energy
                                                   Company


/s/  John R. Alden                      Senior Vice President-Finance,
----------------------------------       Principal Financial Officer,     March 27, 1996
     John R. Alden                           Swift Energy Company


/s/  Alton D. Heckaman, Jr.              Assistant Vice President and
----------------------------------           Controller, Principal        March 27, 1996
     Alton D. Heckaman, Jr.                Accounting Officer, Swift
                                                Energy Company


/s/  Virgil N. Swift                        Director, Swift Energy
----------------------------------                  Company               March 27, 1996
     Virgil N. Swift


             SIGNATURES                              TITLE                     DATE
             ----------                              -----                     ----
/s/  Harold J. Withrow                      Director, Swift Energy
----------------------------------                  Company               March 27, 1996
     Harold J. Withrow


/s/  Raymond 0. Loen                        Director, Swift Energy
----------------------------------                   Company              March 27, 1996
     Raymond 0. Loen


/s/  Clyde W. Smith, Jr.                    Director, Swift Energy
----------------------------------                   Company              March 27, 1996
     Clyde W. Smith, Jr.


/s/  Henry C. Montgomery                    Director, Swift Energy
----------------------------------                   Company              March 27, 1996
     Henry C. Montgomery


/s/  G. Robert Evans                        Director, Swift Energy
----------------------------------                   Company              March 27, 1996
     G. Robert Evans


                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20439




                                  EXHIBITS

                                     TO

                              FORM 10-K REPORT

                                  FOR THE

                        YEAR ENDED DECEMBER 31, 1995



                           SWIFT ENERGY COMPANY

                     16825 NORTHCHASE DRIVE, SUITE 400

                           HOUSTON, TEXAS 77060

                                   EXHIBITS




23(a)  The consent of H.J. Gruy and Associates, Inc.


23(b) The consent of Arthur Andersen LLP as to incorporation by reference regarding Form S-8 and S-3 Registration Statements.


99     The summary of H.J. Gruy and Associates, Inc. report, dated
       February 19, 1996.