Form 10-Q
period 1996-03-31
SWIFT ENERGY CO
filed 1996-05-15
CIK 351817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended MARCH 31, 1996


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



  Common Stock                                         12,619,175 Shares
($.01 Par Value)                                (Outstanding at April 30, 1996)
(Class of Stock)

                              SWIFT ENERGY COMPANY
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                     INDEX


PART I.  FINANCIAL INFORMATION                                                       PAGE

ITEM 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets

                  - March 31, 1996 and December 31, 1995                              3

                 Condensed Consolidated Statements of Income

                  - For the Three-month periods ended
                      March 31, 1996 and 1995                                         5

                 Condensed Consolidated Statements of
                   Stockholders' Equity

                  - March 31, 1996 and December 31, 1995                              6

                 Condensed Consolidated Statements of Cash Flows

                  - For the Three-month periods ended
                      March 31, 1996  and 1995                                        7

                 Notes to Condensed Consolidated Financial
                   Statements                                                         8

ITEM 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                     16

PART II. OTHER INFORMATION

ITEMS 1-5. None                                                                      22

ITEM 6 - Exhibits and Reports on Form 8-K                                            22

SIGNATURES                                                                           23

                              SWIFT ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      March 31,                December 31,
                                                                        1996                       1995
                                                                    -------------             -------------
                                                                    (Unaudited)                  (Note 1)
ASSETS
- ------

Current Assets:
  Cash and cash equivalents                                         $   2,943,337             $   7,574,512
  Accounts receivable -
    Oil and gas sales                                                   4,897,740                14,765,336
    Associated limited partnerships
      and joint ventures                                               14,193,575                16,108,298
    Joint interest owners                                               3,909,143                 4,044,817
  Other current assets                                                    857,848                   887,491
                                                                    -------------             -------------
         Total Current Assets                                          26,801,643                43,380,454
                                                                    -------------             -------------

Property and Equipment:
  Oil and gas, using full-cost accounting
    Proved properties being amortized                                 141,164,035               132,673,707
    Unproved properties not being amortized                            22,878,572                20,652,151
                                                                    -------------             -------------
                                                                      164,042,607               153,325,858
  Furniture, fixtures and other equipment                               5,131,549                 4,367,719
                                                                    -------------             -------------
                                                                      169,174,156               157,693,577
  Less-Accumulated depreciation, depletion,
       and amortization                                               (33,357,190)              (30,169,303)
                                                                    -------------             -------------
                                                                      135,816,966               127,524,274
                                                                    -------------             -------------
Other Assets:
  Receivables from associated limited partnerships,
    net of current portion                                              2,670,841                 2,332,355
  Limited partnership formation and
    marketing costs                                                     1,351,865                   858,559
  Deferred charges                                                      1,127,308                 1,157,065
                                                                    -------------             -------------
                                                                        5,150,014                 4,347,979
                                                                    -------------             -------------
                                                                    $ 167,768,623             $ 175,252,707
                                                                    =============             =============



See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               March 31,               December 31,
                                                                 1996                     1995
                                                            --------------           ---------------
                                                              (Unaudited)               (Note 1)
Liabilities and Stockholders' Equity
- ------------------------------------

Current Liabilities:
  Short-term bank borrowings                                $   12,000,000           $           ---
  Accounts payable and accrued liabilities                      10,084,347                23,075,982
  Payable to associated limited partnerships                       745,743                    16,983
  Undistributed oil and gas revenues                             5,287,223                17,040,304
                                                            --------------           ---------------
         Total Current Liabilities                              28,117,313                40,133,269
                                                            --------------           ---------------


Long-Term Debt                                                  28,750,000                28,750,000
Deferred Revenues                                                5,629,515                 6,063,467
Deferred Income Taxes                                            8,246,909                 6,960,006

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock $.01 par value, 5,000,000
    shares authorized, none outstanding                         ---                           ---
  Common stock, $.01 par value, 35,000,000
    shares authorized, 12,575,783 and 12,509,700
    shares issued and outstanding, respectively                    125,758                   125,097
  Additional paid-in capital                                    71,729,858                71,133,979
  Retained earnings                                             25,169,270                22,086,889
                                                            --------------           ---------------
                                                                97,024,886                93,345,965
                                                            --------------           ---------------
                                                            $  167,768,623           $   175,252,707
                                                            --------------           ---------------





See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                          Three months ended March 31,
                                                       ---------------------------------
                                                           1996                 1995
                                                       -------------        ------------
Revenues:
  Oil and gas sales                                    $   9,691,962        $  4,876,041
  Fees from limited partnerships and
    joint ventures                                            69,923             113,430
  Supervision fees                                         1,031,205             904,539
  Interest income                                              8,436               7,484
  Other, net                                                 387,321             357,094
                                                       -------------        ------------
                                                          11,188,847           6,258,588
                                                       -------------        ------------

Costs and Expenses:
  General and administrative,
    net of reimbursement                                   1,437,508           1,306,765
  Depreciation, depletion, and amortization                3,269,535           2,168,229
  Oil and gas production                                   1,848,163           1,629,379
  Interest expense, net                                       72,118             477,781
                                                       -------------        ------------
                                                           6,627,324           5,582,154
                                                       -------------        ------------
Income before Income Taxes                                 4,561,523             676,434

Provision for Income Taxes                                 1,479,142             151,834
                                                       -------------        ------------
Net Income                                             $   3,082,381        $    524,600
                                                       =============        ============

Per share amounts -
  Primary:                                             $        0.25        $       0.08
                                                       =============        ============

  Fully diluted:                                       $        0.22        $       0.08
                                                       =============        ============



Weighted Average Shares Outstanding                       12,540,381           6,689,350
                                                       =============        ============


                     SWIFT ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                               Additional
                                                                    Common       Paid-In        Retained
                                                                   Stock (1)     Capital        Earnings       Total
                                                                  -----------------------------------------------------

Balance, December 31, 1994                                         $ 66,851   $24,885,903    $17,174,377    $42,127,131
  Stock issued for benefit plans (31,113 shares)                        311       283,463            ---        283,774
  Stock options exercised (5,761 shares)                                 58        33,736            ---         33,794
  Employee stock purchase plan (37,689 shares)                          377       289,465            ---        289,842
  Stock issued in public offering -
    (5,750,000 shares)                                               57,500    45,641,412            ---     45,698,912
  Net Income                                                            ---           ---      4,912,512      4,912,512
                                                                  -----------------------------------------------------

Balance, December 31, 1995                                         $125,097   $71,133,979    $22,086,889    $93,345,965
  Stock issued for benefit plans (16,246 shares)(2)                     163       193,861            ---        194,024
  Stock options exercised (49,837 shares)(2)                            498       402,018            ---        402,516
  Net income(2)                                                         ---           ---      3,082,381      3,082,381
                                                                  -----------------------------------------------------

Balance, March 31, 1996(2)                                         $125,758   $71,729,858    $25,169,270    $97,024,886
                                                                  =====================================================




(1) $.01 Par Value
(2) Unaudited

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Three Months ended March 31,
                                                                             --------------------------------
                                                                                  1996               1995
                                                                             -------------     --------------
Cash Flows from Operating Activities:
  Net income                                                                 $   3,082,381      $     524,600
  Adjustments to reconcile net income to net cash provided
      by operating activities -
    Depreciation, depletion, and amortization                                    3,269,535          2,168,229
    Deferred income taxes                                                        1,240,735            126,493
    Deferred revenue amortization related to production
      payment                                                                     (433,952)          (464,731)
    Other                                                                           29,757             27,723
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable                                  (745,474)            27,181
      Increase (decrease) in accounts payable and accrued
        liabilities, excluding income taxes payable                               (462,779)           522,280
      Increase in income taxes payable                                             218,953             32,322
                                                                             -------------        -----------
         Net Cash Provided by Operating Activities                               6,199,156          2,964,097
                                                                             -------------        -----------


Cash Flows From Investing Activities:
  Additions to property and equipment                                          (11,480,579)        (5,744,576)
  Net cash received (distributed) as operator
    of oil and gas properties                                                  (13,142,919)        (4,219,442)
  Property acquisition costs (incurred on behalf of)
    reimbursed by partnerships and joint ventures                                1,914,723          4,245,278
  Limited partnership formation and marketing costs                               (493,306)          (170,549)
  Prepaid drilling costs                                                          (143,142)           (60,245)
  Other                                                                            (81,648)           (16,068)
                                                                             -------------        -----------
        Net Cash Used in Investing Activities                                  (23,426,871)        (5,965,602)
                                                                             -------------        -----------

Cash Flows From Financing Activities:
  Net proceeds from short-term bank borrowings                                  12,000,000          3,321,000
  Net proceeds from issuances of common stock                                      596,540            226,769
                                                                             -------------        -----------
        Net Cash Provided by Financing Activities                               12,596,540          3,547,769
                                                                             -------------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents                         $  (4,631,175)     $     546,264

Cash and Cash Equivalents at Beginning of Period                                 7,574,512            985,498
                                                                             -------------        -----------

Cash and Cash Equivalents at End of Period                                   $   2,943,337      $   1,531,762
                                                                             =============        ===========

Supplemental disclosures of cash flow information:
- --------------------------------------------------

Cash paid during period for interest, net of amounts
  capitalized                                                                $     509,549      $         ---
Cash paid during period for income taxes                                     $      19,454      $       3,019

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

(1)      General Information -

                 The condensed consolidated financial statements included herein have been prepared by Swift Energy Company (the "Company") and are unaudited, except for the balance sheet at December 31, 1995 which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

                 The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including statements found in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, and fluctuations in oil and natural gas prices, as well as the risks and uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

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

                              SWIFT ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

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

                 The Company computes the provision for depreciation, depletion, and amortization of oil and gas properties on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized cost of oil and gas properties - including future development, site restoration, and dismantlement and abandonment costs but excluding costs of unproved properties - by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. The cost of unproved properties not being amortized is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized.

                 At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects.

                              SWIFT ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

         Deferred Charges

                 Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the issuance of the Company's Convertible Subordinated Debentures in June 1993 have been capitalized and are being amortized over the life of the Debentures, which mature on June 30, 2003. The balance at March 31, 1996, is net of accumulated amortization of $297,692.

         Hedging Activities

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, the Company does engage periodically in certain limited hedging activities, but only to the extent of buying protection price floors for portions of its and the limited partnerships' oil and gas production. Costs and/or benefits derived from these price floors are accordingly recorded as a reduction or increase in oil and gas sales revenue and was not significant for any period presented.

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

         Limited Partnerships and Joint Ventures

                 Between 1991 and 1995, the Company formed limited partnerships and joint ventures for the purpose of acquiring interests in producing oil and gas properties and, since 1993, partnerships engaged in drilling for oil and gas reserves. The Company serves as managing general partner or manager of these entities. The Company's investments in associated oil and gas partnerships and its joint ventures are accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each entity's assets, liabilities, revenues and expenses is included in the appropriate classifications in the consolidated financial statements. Because the Company

                              SWIFT ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

         serves as the general partners of these entities, under state partnership law it is contingently liable for the liabilities of these partnerships, which liabilities are not material for any of the periods presented in relation to the partnerships' respective assets. These partnerships' liabilities generally consist of third party borrowings from time to time to fund capital expenditures for development of oil and gas properties, and will be repaid from oil and gas sales proceeds of the partnerships in future periods.

                 Under the Swift Depositary Interests limited partnership offering ("SDI Offering") which commenced in March 1991 and concluded after the formation of its last two partnerships on December 14, 1995, the Company received a reimbursement of certain costs and a fee, both payable out of revenues. The Company bore all front-end costs of the offering and partnership formations for which it received an interest in the partnerships.

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

                 Commencing September 15, 1993, the Company began offering, on a private placement basis, general and limited partnership interests in limited partnerships to be formed to drill for oil and gas. As managing general partner, the Company pays for all front-end costs incurred in connection with this offering, for which the Company receives an interest in the partnerships. Through March 31, 1996, approximately $19,900,000 been raised in five partnerships in which the proceeds are to be invested in development drilling and exploratory drilling. The first five partnerships closed December 8, 1993, July 18, 1994, March 15, 1995, August 1, 1995, and December 8,
         1995.

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

                              SWIFT ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

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

         Income Per Share

                 Primary income per share has been computed using the weighted average number of common shares outstanding during the respective periods. Stock options and warrants outstanding do not have a dilutive effect on primary income per share. The Company's Convertible Subordinated Debentures are not common stock equivalents for the purpose of computing primary income per share.

                 The calculation of fully diluted income per share assumes conversion of the Company's Convertible Subordinated Debentures as of the beginning of the period and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. The conversion price of the Convertible Subordinated Debentures was revised to reflect the 10% stock dividend declared September 6, 1994. The original conversion price was $13.50 per common share and the revised conversion price per common share is $12.27. The weighted average number of shares used in the computation of fully diluted per share amounts was 15,133,648 for the three-month period ended March 31, 1996. During 1995 such amounts were antidilutive.

(3)      Short-Term Bank Borrowings

                 The Company had available through a two bank-group, a revolving line of credit of $35,000,000 at both March 31, 1996, and at December 31, 1995, bearing interest at the banks' base rate plus 0.5% (8.75% at March 31, 1996, and 9% at December 31, 1995), secured by the Company's interests in certain oil and gas properties and general partner interests. This facility also allows, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR") plus 2.25%. There was no outstanding balance under this line of credit at December 31, 1995. At March 31, 1996, $2,000,000 of the $7,000,000 outstanding was at the LIBOR plus 2.25% rate of 7.63%. The outstanding amount under this facility at March 31, 1996 ($7,000,000) was borrowed primarily to fund the

                              SWIFT ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

         Company's working capital and capital expenditures needs. Effective April 30, 1996, this credit agreement was restated. The facility was increased to $100,000,000 and is now unsecured. The available borrowing base currently will not change and will be redetermined periodically. Depending on the level of outstanding debt, the interest rate currently will be either the bank's base rate or the bank's base rate plus 0.25%. The LIBOR option will now vary from plus 1% to plus 1.5%. The restated revolving line of credit extends through September 30, 1999.

                 The terms of the revolving line of credit include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2,000,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company presently intends to continue a policy of using retained earnings for expansion of its business. As of March 31, 1996 and December 31, 1995, the Company was in compliance with the provisions of these agreements.

                 The Company's other credit facility is an amended and restated revolving line of credit with the lead bank of the two bank-group for $5,000,000 bearing interest at the bank's base rate (8.25% at March 31, 1996, and 8.5% at December 31, 1995), secured by certain Company
         receivables.   At  March 31, 1996, $5,000,000 was outstanding under
         this facility. There was no outstanding amount on this facility at December 31, 1995. This facility, effective April 30, 1996, was amended to $7,000,000, with interest at the bank's base rate plus 0.25%. This restated credit facility extends through September 30, 1999.

                 In addition to interest on these credit facilities, the Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts outstanding plus the amount of all outstanding letters of credit during the period. The aggregate amounts of commitment fees paid by the Company were $53,000 for the first three months of 1996 and $154,000 for the twelve-month period in 1995.

                              SWIFT ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

(4)      Long-Term Debt

                 The Company's long-term debt consists of $28,750,000 of 6.5% Convertible Subordinated Debentures ("Debentures"). The Debentures were issued on June 30, 1993, and will mature on June 30, 2003. The Debentures are convertible into common stock of the Company by the holders at any time prior to maturity at a conversion price of $12.27 per share, subject to adjustment upon the occurrence of certain events. The conversion price reflects an adjustment of the original conversion price of $13.50 per share to reflect the 10% stock dividend declared September 6, 1994 and distributed September 29, 1994. Interest on the Debentures is payable semi- annually on June 30 and December 31, commencing with the payment made at December 31, 1993. After June 30, 1997 (or in certain circumstances after June 30,
         1996), the Debentures are redeemable for cash at the option of the Company, with certain restrictions, at 104.55% of principal, declining to 100.65% in 2002. Upon certain changes in control of the Company, if the price of the Company's common stock is not above certain levels each holder of Debentures will have the right to require the Company to repurchase the Debentures at the principal amount thereof, together with accrued and unpaid interest to the date of repurchase but after the repayment of any Senior Indebtedness, as defined.

                 Interest expense on the Debentures, including amortization of debt issuance costs, totaled $496,945 for the three-month period ending March 31, 1996, and $1,981,639 for the twelve-month period ending December 31, 1995.

(5)      Stockholders' Equity

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

(6)      Foreign Activities

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

                              SWIFT ENERGY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

         Additionally, the Company purchased a 1% net profits interest from Senega for $300,000. In May 1995, the Company executed a Management Agreement with Senega. In return for undertaking to obtain financing for development of these fields, Swift is entitled to a 49% interest in production income derived by Senega from this project after repayment of costs. At March 31, 1996, the Company's investment in Russia was approximately $7,485,000 and is included in the unproved properties portion of oil and gas properties.

         Venezuela

                 The Company formed a wholly-owned subsidiary, Swift Energy de Venezuela, C.A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program on the Quiriquire Unit located in Northeastern Venezuela. Swift (together with a minority interest holder) was one of six bidders on the Quiriquire Unit. The Company did not win the bid for the Quiriquire Unit; however, other fields and opportunities are continuing to be evaluated in Venezuela. At March 31, 1996, the Company's investment in Venezuela was approximately $1,190,000 and is included in the unproved properties portion of oil and gas properties net of impairments of $45,668.

         New Zealand

                 On October 12, 1995, the Company was approved for the grant of Petroleum Exploration Permit by the New Zealand Minister of Energy and the acceptance of which was approved by the Company's board of directors on November 7, 1995. This permit (PEP 38717) covers approximately 65,000 acres in the Onshore Taranaki Basin region. This permit primarily requires the Company to : (a) post a $175,000 bond (which was done by the Company on December 22, 1995) before January 11, 1996; (b) before December 31, 1997, analyze and interpret approximately 460 kilometers of existing seismic data and acquire approximately 100 kilometers of new seismic data; (c) commence drilling one well prior to July 31, 1998; (d) review results prior to July 31, 1999, and (e) prior to July 31, 2000, drill a development well or acquire additional seismic data. At March 31, 1996, the Company's investment in New Zealand was approximately $270,000 and is included in the unproved properties portion of oil and gas properties.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

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

                 The Company's revenue is primarily comprised of oil and gas sales attributable to properties in which the Company owns a direct or indirect interest. In May 1992, the Company purchased interests in certain wells from the Manville Corporation for $13.8 million using funds provided by the Company's sale of a volumetric production payment in these properties to a subsidiary of Enron Corp. Net proceeds from the sale of the production were recorded as deferred revenues. Deliveries under the volumetric production payment are recorded as oil and gas sales revenues which are offset by a corresponding reduction of deferred revenues. Under this arrangement, the Company is required to deliver a fixed quantity of hydrocarbons produced from the properties over specified periods through October 2000. Volumes remaining to be delivered under the volumetric production payment (approximately 3.8 Bcf) are not included in the Company's proved reserves. Under the volumetric production payment, hydrocarbons produced in excess of the amount required to be delivered are sold by the Company for its own account.

         LIQUIDITY AND CAPITAL RESOURCES

                 The Company historically has relied on limited partnership capital as its principal financing vehicle to fund its acquisitions of producing properties. Since 1991, however, the Company's strategy has shifted toward increased reliance on exploration and development activities, and it has significantly expanded reserves added through these efforts. As a result, the Company has reduced its reliance on cash flows generated from, and capital raised through, limited partnerships. Supplemental cash and working capital are provided through internally generated cash flows and debt and equity financing.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net Cash From Operations

                 For the three-month period ended March 31, 1996, cash flows from operating activities increased significantly (109%) to $6,199,156 as compared to $2,964,097 during the first three months of 1995. The 1996 increase of $3,235,059 was primarily due to an increase in cash flows from oil and gas sales, which increased $4,846,700 (110%), exclusive of the non-cash amortization of deferred revenues associated with the Company's volumetric production payment.

         1995 Equity Offering

                 During the third quarter of 1995, the Company closed the sale to the public of 5,750,000 shares of common stock at a price of $8.50 per share. Net proceeds from this stock sale were $45,698,912. Consequently, the Company's stockholders' equity at March 31, 1996, has grown to over $97 million. Net proceeds from the offering were used to repay outstanding indebtedness, and the remainder of the proceeds will be used or have been used to finance the Company's exploration and development activities and to acquire producing oil and gas properties, including limited partnership interests.

         Other Financing Activities

                 On June 30, 1993, the Company issued $28,750,000 of Convertible Subordinated Debentures (Debentures) due June 30, 2003, in a public offering. Proceeds of the offering were used primarily to acquire producing oil and gas properties and to finance the Company's expanding exploration and development programs. The principal terms of these Debentures are described in Note 4 to the Company's condensed consolidated financial statements included herein.

                 Between 1991 and 1995, the Company offered interests in oil and gas production partnerships under its Swift Depositary Interests
         (SDI), offering and since late 1993 has offered private partnerships formed to drill for oil and gas. The SDI program concluded at the end of 1995. Four SDI partnerships were formed during 1995, with total subscriptions of approximately $12,400,000. During 1995, the Company closed three drilling partnerships with a total of $15,900,000 of subscriptions. The Company anticipates that it will continue to offer the drilling partnerships for the foreseeable future, with the next partnership planned to be formed in the second quarter of 1996.

                 At March 31, 1996, limited partnership formation and marketing costs (which under the current drilling partnership offerings are borne by the Company as part of the Company's general partner contribution) amounted to $1,351,865, an increase of $493,306, when compared with the December 31, 1995, balance. Upon the Company's decision to

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         conclude the SDI offering, the remaining limited partnership formation and marketing costs related to the SDI offering (approximately $1,750,000) were accordingly transferred to the oil and gas properties account in December 1995.

         Credit Facilities

                 The Company has established credit facilities which formerly were used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures, and to provide working capital. More recently, the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities. The principal terms and restrictions of these credit facilities are described in Note 3 to the Company's condensed consolidated financial statements included herein in December 1995.

                 At March 31, 1996, the Company had $12,000,000 outstanding under these borrowing arrangements used, along with internally generated cash flows, principally to fund the Company's capital expenditures in the first quarter of 1996, and to a lesser extent, to provide working capital. At December 31, 1995, the Company had no outstanding balances under these borrowing arrangements, since these borrowings were repaid with proceeds from the Company's 1995 stock offering.

         Working Capital

                 The Company's working capital has decreased over the last three months, from positive working capital of $3,247,185 at December 31, 1995, to a working capital deficit of $1,315,670 at March 31, 1996. This decrease is primarily the result of the Company's capital expenditures as described below.

                 Due to the nature of the Company's business highlighted above, the individual components of working capital fluctuate considerably from period to period. The Company incurs significant working capital requirements in connection with its role as operator of approximately 770 wells, its accelerated drilling program, and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Capital Expenditures

         Additions to property, plant, and equipment during the first three months of 1996 were $11,480,579. These capital expenditures include:
         (a) $7,500,000 of drilling costs, both exploratory and developmental;
         (b) $2,400,000 of prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the Company's account); (c) $800,000 invested in foreign business opportunities in Russia (approximately $670,000), in Venezuela (approximately $70,000), and in New Zealand (approximately $70,000), as described in Note 6 to the Company's condensed consolidated financial statements included herein and (d)$800,000 spent for furniture and fixtures. In the remaining nine months of 1996, the Company expects capital expenditures to be approximately $51,000,000, including investments in all areas in which investments were made during the first three months of the year as described above, with a particular focus on exploration and development drilling. The Company currently plans to participate in the drilling of 110 gross wells this year, compared to 76 wells in 1995. Through March 31, 1996, the Company had participated in drilling 2 exploratory and 28 development wells with 2 exploratory successes and 26 development successes.

                 The Company believes that 1996's anticipated internally generated cash flows (expected to increase as the Company's production base increases as a result of its accelerated drilling program) and its existing credit facilities, will be sufficient to finance the costs associated with its currently budgeted capital expenditures at least through 1996. Further liquidity needs may also be met by additional availability under its credit facilities based upon the value of the Company's proved reserves, as management continually evaluates future use of debt and/or equity to finance its capital needs.

         RESULTS OF OPERATIONS-
           Three Months Ended March 31, 1996 and 1995

                 Net income of $3,082,381 and earnings per share of $0.25 for the first quarter of 1996 were 488% and 213% higher, respectively than net income of $524,600 and earnings per share of $0.08 in the same period for 1995. This increase in net income primarily reflected the effect of a 99% increase in oil and gas sales revenues as a result of an 86% increase in natural gas production, an 18% increase in crude oil production, and product price improvements. The lower percentage increase in earnings per share reflects an 87% increase in weighted average shares outstanding for the period, as a result of the sale of 5,750,000 shares of common stock in the third quarter of 1995.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Revenues

                 Oil and Gas Sales. Oil and gas sales increased 99% to $9,691,962 in the first quarter of 1996, compared to $4,876,041 for the comparative period in 1995. The 86% increase in natural gas production and the 18% increase in oil production were primarily the result of production from exploratory and developmental wells drilled in late 1995 and in the first three months of 1996, most notably from the Company's two primary development areas, the AWP Olmos and Giddings fields. The Company's net sales volume (including the volumetric production payment) in the first three months of 1996 increased by 64% or 1,616,915 Mcfe (thousand cubic feet equivalent) over volumes in the comparable 1995 period. Oil and gas sales were also aided by a 33% and 14% increase, respectively in gas prices received and in oil prices received between the two periods.

                 Oil and gas sales comprised 87% and 78%, respectively of total revenues for the first three months of 1996 and 1995. The majority of these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas sales to continue to increase as a direct consequence of the addition of oil and gas reserves through the Company's active drilling programs.

                 The following table provides additional information regarding the Company's oil and gas sales.


                     NET SALES VOLUME      AVERAGE SALES PRICE
                   -------------------     -----------------------

                   Oil(Bbl)  Gas(Mcf)    Oil(Bbl)    Gas(Mcf)
                   --------  --------    --------    --------
    1995:
    ----
    3 MONTHS
    ENDED 3/31/95   134,626   1,702,658     $15.61       $1.63

    1996:
    ----
    3 MONTHS
    ENDED 3/31/96   159,155   3,172,399     $17.78       $2.16



                 Supervision Fees. Supervision fees increased 14%, having grown from $904,539 in the first quarter of 1995 to $1,031,205 in the first quarter of 1996. This increase is due to the change in properties operated by the Company, the annual escalation in well overhead rates, and the increase in drilling activity by the Company, which in turn increases the drilling well overhead portion of such fees.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Expenses

                          General and administrative expenses for the first three months of 1996 increased approximately $130,000 or 10% when compared to the same period in 1995. However, the Company's general and administrative expenses per Mcfe produced decreased from $0.52 per Mcfe produced for the first quarter of 1995 to $0.35 per Mcfe produced for the same period in 1996.

                 Depreciation, depletion, and amortization ("DD&A") increased 51% (approximately $1,100,000), primarily due to the increase in the Company's producing properties and the related sale of increased quantities of oil and gas therefrom. The Company's DD&A rate per Mcfe of production has, however, decreased from $0.86 per Mcfe produced in the 1995 period to $0.79 per Mcfe produced in the 1996 period, reflecting variations in the per unit cost of property additions and changes in the mix of reserves.

                 The 13% increase in oil and gas production costs (approximately $220,000) in the first three months of 1996 when compared to the first quarter of 1995 also relates to the growth in the Company's production volumes. The Company's production costs per Mcfe of production also decreased from $0.65 per Mcfe produced in the 1995 period to $0.45 per Mcfe produced in the 1996 period.

                 Interest expense in the first quarter of 1996 on the Debentures, including amortization of debt issuance costs, totaled $496,945 ($494,910 in the 1995 period), while interest expense on the credit facilities, including commitment fees, totaled $203,962 ($653,701 in the 1995 period) for a total of $700,907 (of which $628,709 was capitalized). The first quarter of 1995 total was $1,148,611 (of which $670,830 was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The decrease in interest expense in 1996 is attributable to the decrease in the average balance under the Company's credit lines necessary to finance the Company's capital expenditures as discussed above. The Company expects interest expense to increase for the remainder of the year as a larger portion of the Company's capital expenditures will be financed through the use of its credit lines.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION



Item 1.  Legal Proceedings - N/A

Item 2.  Changes in Securities - N/A

Item 3.  Defaults Upon Senior Securities - N/A

Item 4.  Submission of Matters to a Vote of Security
         Holders - N/A

Item 5.  Other Information - N/A

Item 6.  Exhibits & Reports on Form 8K

    (a)  Exhibits

         10.1 Credit Agreement dated April 30, 1996, among Swift Energy Company, Bank One, Texas, National Association and Bank of Montreal.

         10.2 Credit Agreement dated April 30, 1996, among Swift Energy Company, Bank One, Texas, National Association


    (b)  Reports on Form 8K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SWIFT ENERGY COMPANY


                                               (Registrant)

Date: May 13, 1996                    By:(Original Signed By)
      ------------                        ------------------
                                          John R. Alden
                                          Sr. Vice President, Secretary/
                                          Principal Financial Officer


Date: May 13, 1996                    By:(Original Signed By)
      --------------------                ------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President,
                                          Controller and Principal
                                          Accounting Officer

                                    EXHIBITS





10.1 Credit Agreement dated April 30, 1996, among Swift Energy Company, Bank One, Texas, National Association and Bank of Montreal.


10.2 Credit Agreement dated April 30, 1996, among Swift Energy Company, Bank One, Texas, National Association.