Form 10-Q
period 1996-06-30
SWIFT ENERGY CO
filed 1996-08-14
CIK 351817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended JUNE 30, 1996


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


                                Yes  X   No
                                    ----    ----


    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



            Common Stock                  15,059,029 Shares
          ($.01 Par Value)         (Outstanding at August 9, 1996)
          (Class of Stock)

                              SWIFT ENERGY COMPANY
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                     INDEX


PART I.  FINANCIAL INFORMATION                                                PAGE

        Item 1.  Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets

                  - June 30, 1996 and December 31, 1995                        3

                 Condensed Consolidated Statements of Income

                  - For the Three-month and Six-month periods
                    ended June 30, 1996 and 1995                               5

                 Condensed Consolidated Statements of
                   Stockholders' Equity

                  - June 30, 1996 and December 31, 1995                        6

                 Condensed Consolidated Statements of Cash Flows

                  - For the Three-month and Six-month periods
                    ended June 30, 1996  and 1995                              7

                 Notes to Condensed Consolidated Financial
                   Statements                                                  8

        Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              16

PART II. OTHER INFORMATION

        Items 1-3. None                                                       26

        Item 4.  Submission of Matters to a Vote of
                   Security Holders                                           26

        Items 5-6. None                                                       26

SIGNATURES                                                                    27

                              SWIFT ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      June 30,                 December 31,
                                                                        1996                      1995
                                                                    -------------             -------------
                                                                     (Unaudited)                 (Note 1)
ASSETS
- ------

Current Assets:
  Cash and cash equivalents                                         $   1,329,439             $   7,574,512
  Accounts receivable -
    Oil and gas sales                                                   6,557,541                14,765,336
    Associated limited partnerships
      and joint ventures                                                7,804,902                16,108,298
    Joint interest owners                                               4,018,571                 4,044,817
  Other current assets                                                    565,359                   887,491
                                                                    -------------             -------------
         Total Current Assets                                          20,275,812                43,380,454
                                                                    -------------             -------------

Property and Equipment:
  Oil and gas, using full-cost accounting
    Proved properties being amortized                                 155,393,073               132,673,707
    Unproved properties not being amortized                            25,783,462                20,652,151
                                                                    -------------             -------------
                                                                      181,176,535               153,325,858
  Furniture, fixtures, and other equipment                              5,432,891                 4,367,719
                                                                    -------------             -------------
                                                                      186,609,426               157,693,577
  Less-Accumulated depreciation, depletion,
       and amortization                                               (36,983,303)              (30,169,303)
                                                                    -------------             -------------
                                                                      149,626,123               127,524,274
                                                                    -------------             -------------
Other Assets:
  Receivables from associated limited partnerships,
    net of current portion                                              2,211,824                 2,332,355
  Limited partnership formation and
    marketing costs                                                     1,706,530                   858,559
  Deferred charges                                                      1,097,551                 1,157,065
                                                                    -------------             -------------
                                                                        5,015,905                 4,347,979
                                                                    -------------             -------------
                                                                    $ 174,917,840             $ 175,252,707
                                                                    =============             =============



See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               June 30,                December 31,
                                                                 1996                      1995
                                                            --------------           ---------------
                                                              (Unaudited)                (Note 1)
Liabilities and Stockholders' Equity
- ------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities                  $    7,154,263           $    23,075,982
  Payable to associated limited partnerships                     2,642,931                    16,983
  Undistributed oil and gas revenues                             4,503,554                17,040,304
                                                            --------------           ---------------
         Total Current Liabilities                              14,300,748                40,133,269
                                                            --------------           ---------------

Long-Term Debt                                                  28,750,000                28,750,000
Bank Borrowings                                                 15,210,000                    ---
Deferred Revenues                                                5,225,065                 6,063,467
Deferred Income Taxes                                            9,737,725                 6,960,006

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock $.01 par value, 5,000,000
    shares authorized, none outstanding                             ---                          ---
  Common stock, $.01 par value, 35,000,000
    shares authorized, 12,687,886 and 12,509,700
    shares issued and outstanding, respectively                    126,879                   125,097
  Additional paid-in capital                                    72,719,837                71,133,979
  Retained earnings                                             28,847,586                22,086,889
                                                            --------------           ---------------
                                                               101,694,302                93,345,965
                                                            --------------           ---------------
                                                            $  174,917,840           $   175,252,707
                                                            ==============           ===============


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                 Three months ended June 30,                 Six months ended June 30,
                                                --------------------------------          -------------------------------
                                                     1996                1995                  1996               1995
                                                ------------        ------------          ------------       ------------
Revenues:
  Oil and gas sales                             $ 10,814,618        $  4,866,432          $ 20,506,580       $  9,742,473
  Fees from limited partnerships and
    joint ventures                                    90,403             134,653               160,326            248,083
  Supervision fees                                 1,095,777             959,937             2,126,982          1,864,476
  Interest income                                     17,651              11,126                26,087             18,610
  Other, net                                         539,442             592,762               926,763            949,856
                                                ------------        ------------          ------------       ------------
                                                  12,557,891           6,564,910            23,746,738         12,823,498
                                                ------------        ------------          ------------       ------------

Costs and Expenses:
  General and administrative,
    net of reimbursement                           1,414,226           1,445,297             2,851,734          2,752,062
  Depreciation, depletion and
    amortization                                   3,630,387           1,834,209             6,899,922          4,002,438
  Oil and gas production                           1,810,545           1,707,413             3,658,708          3,336,792
  Interest expense, net                              221,789             612,543               293,907          1,090,324
                                                ------------        ------------          ------------       ------------
                                                   7,076,947           5,599,462            13,704,271         11,181,616
                                                ------------        ------------          ------------       ------------
Income before Income Taxes                         5,480,944             965,448            10,042,467          1,641,882

Provision for Income Taxes                         1,802,628             234,173             3,281,770            386,007
                                                ------------        ------------          ------------       ------------
Net Income                                      $  3,678,316        $    731,275          $  6,760,697       $  1,255,875
                                                ============        ============          ============       ============

Per share amounts -
  Primary:                                      $       0.29        $       0.11          $       0.54       $       0.19
                                                ============        ============          ============       ============

  Fully diluted:                                $       0.25        $       0.11          $       0.47       $       0.19
                                                ============        ============          ============       ============


Weighted Average Shares Outstanding               12,631,461           6,723,635            12,585,921          6,706,492
                                                ============        ============          ============       ============





See accompanying notes to condensed consolidated financial statements.

                     SWIFT ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                               Additional
                                                                    Common       Paid-In      Retained
                                                                   Stock (1)     Capital      Earnings         Total
                                                                   ----------------------------------------------------
Balance, December 31, 1994                                         $ 66,851   $24,885,903    $17,174,377   $ 42,127,131
  Stock issued for benefit plans (31,113 shares)                        311       283,463            ---        283,774
  Stock options exercised (5,761 shares)                                 58        33,736            ---         33,794
  Employee stock purchase plan (37,689 shares)                          377       289,465            ---        289,842
  Stock issued in public offering -
    (5,750,000 shares)                                               57,500    45,641,412            ---     45,698,912
  Net Income                                                            ---           ---      4,912,512      4,912,512
                                                                  -----------------------------------------------------

Balance, December 31, 1995                                         $125,097   $71,133,979    $22,086,889   $ 93,345,965
  Stock issued for benefit plans (30,014 shares)(2)                     300       358,109            ---        358,409
  Stock options exercised (111,785 shares)(2)                         1,118       955,571            ---        956,689
  Employee stock purchase plan (36,387 shares)(2)                       364       272,178            ---        272,542
  Net income(2)                                                         ---           ---      6,760,697      6,760,697
                                                                  -----------------------------------------------------

Balance, June 30, 1996(2)                                          $126,879   $72,719,837    $28,847,586   $101,694,302
                                                                  =====================================================


(1) $.01 Par Value
(2) Unaudited


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                Six Months ended June 30,
                                                                             --------------------------------
                                                                                  1996               1995
                                                                             -------------     --------------
Cash Flows from Operating Activities:
  Net income                                                                 $   6,760,697      $   1,255,875
  Adjustments to reconcile net income to net cash provided
      by operating activities -
    Depreciation, depletion, and amortization                                    6,899,922          4,002,438
    Deferred income taxes                                                        2,731,551            307,032
    Deferred revenue amortization related to production
      payment                                                                     (849,187)          (910,532)
    Other                                                                           59,514             55,446
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable                                  (841,577)            24,074
      Increase (decrease) in accounts payable and accrued
        liabilities, excluding income taxes payable                               (345,144)            36,416
      Increase in income taxes payable                                             487,988             39,182
                                                                             -------------        -----------
         Net Cash Provided by Operating Activities                              14,903,764          4,809,931
                                                                             -------------        -----------

Cash Flows From Investing Activities:
  Additions to property and equipment                                          (29,968,034)       (12,572,148)
  Proceeds from the sale of property and equipment                               1,052,185                ---
  Net cash received (distributed) as operator
    of oil and gas properties                                                  (16,411,758)        (2,788,663)
  Property acquisition costs (incurred on behalf of)
    reimbursed by partnerships and joint ventures                                8,423,927          6,818,529
  Limited partnership formation and marketing costs                               (847,971)               ---
  Prepaid drilling costs                                                          (119,688)           (70,233)
  Other                                                                            (75,138)             2,380
                                                                             --------------       ------------
        Net Cash Used in Investing Activities                                  (37,946,477)        (8,610,135)
                                                                             -------------        -----------

Cash Flows From Financing Activities:
  Net proceeds from bank borrowings                                             15,210,000          4,071,000
  Net proceeds from issuance's of common stock                                   1,587,640            592,570
                                                                             -------------        -----------
        Net Cash Provided by Financing Activities                               16,797,640          4,663,570
                                                                             -------------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents                         $  (6,245,073)     $     863,366

Cash and Cash Equivalents at Beginning of Period                                 7,574,512            985,498
                                                                             -------------        -----------

Cash and Cash Equivalents at End of Period                                   $   1,329,439      $   1,848,864
                                                                             =============        ===========

Supplemental disclosures of cash flow information:
- --------------------------------------------------

Cash paid during period for interest, net of amounts
  capitalized                                                                $     234,392      $   1,035,012
Cash paid during period for income taxes                                     $      78,873      $      49,793


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


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

                             SWIFT ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


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

         Deferred Charges

                 Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the issuance of the Company's Convertible Subordinated Debentures (the "Debentures") in June 1993 have been capitalized and through this period were being amortized over the life of the Debentures, which matured on June 30, 2003. Due to the conversion of the Debentures to common stock in August 1996, as discussed below, related unamortized costs will be transferred to the Company's appropriate capital accounts in the third quarter of 1996. At June 30, 1996, the balance of these unamortized costs, net of accumulated amortization, was $1,097,551.

         Hedging Activities

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, the Company does engage periodically in certain limited hedging activities, but only to the extent of

                             SWIFT ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


         buying protection price floors for portions of its and the limited partnerships' oil and gas production. Costs and/or benefits derived from these price floors are accordingly recorded as a reduction or increase in oil and gas sales revenue and was not significant for any period presented.

         Deferred Revenues

                 In May 1992, the Company purchased interests in certain wells from the Manville Corporation for $13.8 million using funds provided by the Company's sale of a volumetric production payment in these properties to a subsidiary of Enron Corp. Under the terms of the production payment agreement, the Company continues to own the properties purchased but is required to deliver a minimum quantity of hydrocarbons produced from the properties (meeting certain quality and heating equivalent requirements) over specified periods through October 2000. Since entering into this agreement, the Company has met all scheduled deliveries. Volumes remaining to be delivered under the volumetric production payment (approximately 3.6 Bcf) are not included in the Company's proved reserves. Net proceeds from the sale of the production payment were recorded as deferred revenues. Deliveries under the production payment are recorded as oil and gas sales revenues and a corresponding reduction of deferred revenues. Hydrocarbons produced in excess of the amount required to be delivered are sold by the Company for it's own account.

         Limited Partnerships and Joint Ventures

                 Between 1991 and 1995, the Company formed limited partnerships and joint ventures for the purpose of acquiring interests in producing oil and gas properties and, since 1993, partnerships engaged in drilling for oil and gas reserves. The Company serves as managing general partner or manager of these entities. The Company's investments in associated oil and gas partnerships and its joint ventures are accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each entity's assets, liabilities, revenues and expenses is included in the appropriate classifications in the consolidated financial statements. Because the Company serves as the general partners of these entities, under state partnership law it is contingently liable for the liabilities of these partnerships, which liabilities are not material for any of the periods presented in relation to the partnerships' respective assets. These partnerships' liabilities generally consist of third party borrowings from time to time to fund capital expenditures for development of oil and gas properties, which borrowings are to be repaid from oil and gas sales proceeds of the partnerships in future periods.

                             SWIFT ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


                 Under the Swift Depositary Interests limited partnership offering ("SDI Offering") which commenced in March 1991 and concluded in December 1995, the Company received a reimbursement of certain costs and a fee, both payable out of revenues. The Company bore all front-end costs of the offering and partnership formations for which it received an interest in the partnerships. Upon the Company's decision to conclude the SDI offering at the end of 1995, the remaining limited partnership formation and marketing costs related to the SDI offering (approximately $1,750,000) were accordingly transferred to the oil and gas properties account.

                 Commencing September 15, 1993, the Company began offering, on a private placement basis, general and limited partnership interests in limited partnerships to be formed to drill for oil and gas. As managing general partner, the Company pays for all front-end costs incurred in connection with these offerings, for which the Company receives an interest in the partnerships. Through June 30, 1996, approximately $19,900,000 had been raised in five partnerships, one closed in each of 1993 and 1994, and three of which were formed in 1995. In July 1996, the Company closed the sixth partnership with total subscriptions of approximately $4,900,000. Costs of syndication, registration, and qualification of these limited partnerships incurred by the Company have been deferred. Under the current private limited partnership offerings, selling and formation costs borne by the Company serve as the Company's general partner contribution to such partnerships.

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

                             SWIFT ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


                 The calculation of fully diluted income per share assumes conversion of the Company's Convertible Subordinated Debentures as of the beginning of the period and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. The weighted average number of shares used in the computation of fully diluted per share amounts were 15,314,530 and 15,360,070 for the respective six-month and three-month periods ended June 30, 1996. During the first half of 1995, such amounts were antidilutive. Due to the August 1996 conversion of these Convertible Subordinated Debentures into 2.34 million shares of common stock, as described below, the effect of such conversion will be included in primary income per share in future periods.

(3)      Bank Borrowings

                 The Company has available through a two bank-group, a revolving line of credit. Effective April 30, 1996, this credit agreement was restated. The facility was increased to $100,000,000 and is now unsecured. The available borrowing base currently remains unchanged at $35,000,000 and will be redetermined periodically. Depending on the level of outstanding debt, the interest rate currently will be either the bank's base rate or the bank's base rate plus 0.25% (8.25% at June 30, 1996). This facility also allows, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR"). The LIBOR option will now vary from plus 1% to plus 1.5%. There was no outstanding balance under this line of credit at December 31, 1995. At June 30, 1996, $9,000,000 was outstanding under this line, all bearing interest at the LIBOR rates ($7,000,000 at the rate of 6.4375% and $2,000,000 at the rate of 6.5313%). The outstanding amount under this facility at June 30, 1996 was borrowed primarily to fund the Company's working capital and capital expenditures needs. The restated revolving line of credit extends through September 30, 1999, and accordingly is classified on the balance sheet as a long-term liability.

                 The terms of the revolving line of credit include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2,000,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company presently intends to continue a policy of using retained earnings for expansion of its business. As of June 30, 1996 and December 31, 1995, the Company was in compliance with the provisions of these agreements.

                             SWIFT ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
               JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


                 The Company's other credit facility, which is the Company's only secured facility, is an amended and restated revolving line of credit with the lead bank of the two bank-group, secured by certain Company receivables. This facility, effective April 30, 1996, was amended to $7,000,000 (from $5,000,000), with interest at the bank's base rate less 0.25% (8% at June 30, 1996). At June 30, 1996,
         $6,210,000 was outstanding under this facility. There was no outstanding amount on this facility at December 31, 1995. This restated credit facility extends through September 30, 1999, and is also recorded as a long-term liability.

                 In addition to interest on these credit facilities, the Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts outstanding plus the amount of all outstanding letters of credit during the period. The aggregate amounts of commitment fees paid by the Company were $102,000 for the first six months of 1996 and $154,000 for the twelve-month period in 1995.

(4)      Long-Term Debt

                 In the periods covered by this report, the Company's long-term debt consisted of $28,750,000 of 6.5% Convertible Subordinated Debentures ("Debentures"). The Debentures were issued on June 30, 1993, with a maturity date of June 30, 2003 under terms making them convertible into common stock of the Company by the holders at any time prior to maturity at a conversion price of $12.27 per share, subject to adjustment upon the occurrence of certain events. Interest on the Debentures has been payable semiannually on June 30 and December 31, commencing with the payment made at December 31, 1993. The Debentures become redeemable for cash at the option of the Company after June 30, 1996 at 104.55% of principal, declining to 100.65% in 2002.

                 On July 1, 1996, the Company announced the redemption on August 5, 1996 of all the Debentures at 104.55% of their face amount, plus accrued interest since June 30, 1996. The Debentures continued to be convertible into shares of common stock at $12.27 per share through August 5, 1996. Prior to the redemption date, all the debenture holders elected to convert their Debentures into shares of common stock, resulting in the Company issuing 2.34 million shares of its common stock in August 1996.

                 Due to the Debentures being converted to common stock, the approximate $27,650,000 net carrying amount of the debt (the face amount less any unamortized deferred charges) will be transferred to the Company's appropriate capital accounts during the third quarter of 1996.

                             SWIFT ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


                 Interest expense on the Debentures, including amortization of debt issuance costs, totaled $993,890 for the six-month period ending June 30, 1996, and $1,981,639 for the twelve-month period ending December 31, 1995.

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

                 In August 1996, the holders of the Company's Convertible Subordinated Debentures converted such Debentures into 2.34 million shares of the Company's common stock, which will result in a third quarter 1996 increase in the Company's capital accounts of approximately $27,650,000.

(6)      Foreign Activities

         Russia

                 On September 3, 1993, the Company signed a Participation Agreement with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia, providing the Company with a minimum 5% net profits interest from the sale of hydrocarbon products from the fields for providing managerial, technical and financial support to Senega. Additionally, the Company purchased a 1% net profits interest from Senega for $300,000. In May 1995, the Company executed a Management Agreement with Senega, under which, in return for undertaking to obtain financing for development of these fields, Swift is entitled to receive a 49% interest in production income derived by Senega from this project after repayment of costs. At June 30, 1996, the Company's investment in Russia was approximately $8,565,000 and is included in the unproved properties portion of oil and gas properties.

                             SWIFT ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


                 On July 12, 1996, the Company entered into a partnership agreement with two other industry partners which provides for the Company to contribute its rights under the Participation and Management Agreement to the partnership and the other partners to provide equity funding to the partnership, with revenues and costs to be shared equally. Upon fulfillment of certain conditions, the partnership is to be funded through the contributions of the three partners, and the partnership will then succeed to the Company's rights and obligations, which include pursuing initial testing and development of hydrocarbon production in the Samburg Field and collectively arranging for funding and management of the License Areas, all in conjunction with Senega.

         Venezuela

                 The Company formed a wholly-owned subsidiary, Swift Energy de Venezuela, C.A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. The Company did not win the bid; however, other fields and opportunities are continuing to be evaluated in Venezuela. At June 30, 1996, the Company's investment in Venezuela was approximately $1,295,000 and is included in the unproved properties portion of oil and gas properties net of impairments of $45,668.

         New Zealand

                 On October 12, 1995, the Company was approved for the grant of Petroleum Exploration Permit by the New Zealand Minister of Energy and the acceptance of which was approved by the Company's board of directors on November 7, 1995. This permit (PEP 38717) covers approximately 65,000 acres in the Onshore Taranaki Basin region. This permit primarily requires the Company to : (a) post a $175,000 bond (which was done by the Company on December 22, 1995) before January 11, 1996; (b) before December 31, 1997, analyze and interpret approximately 460 kilometers of existing seismic data and acquire approximately 100 kilometers of new seismic data; (c) commence drilling one well prior to July 31, 1998; (d) review results prior to July 31, 1999, and (e) prior to July 31, 2000, drill a development well or acquire additional seismic data. At June 30, 1996, the Company's investment in New Zealand was approximately $400,000 and is included in the unproved properties portion of oil and gas properties.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

         General

                 The Company's efforts began in 1991 to re-emphasize the addition of reserves through increased drilling on internally generated exploration and development prospects which has led to additions of increasing quantities of reserves in each of 1994, 1995, and the first half of 1996. Prior to that time, the Company had financed most of its growth with capital raised through limited partnership financing, having raised approximately $463 million through limited partnership financing from 1979 through 1995.

                 The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report including those regarding the Company's financial results, levels of oil and gas production or revenue, capital expenditures, and capital resource activities could differ materially. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, and fluctuations in oil and natural gas prices, as well as the risks and uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

         LIQUIDITY AND CAPITAL RESOURCES

                 During the first half of 1996, the Company has relied upon internally generated cash flows and bank borrowings in equal amounts. In 1995, the equity offering during the third quarter provided capital resources during the last half of the year and enabled the Company to repay its bank financing, while during the first half of 1995, the Company used a combination of bank financing, internally generated cash flow and partnership financing to fund its operations. Described below are the major elements of the Company's liquidity and capital resources:

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


         Net Cash From Operations

                 For the six-month period ended June 30, 1996, cash flows from operating activities increased significantly (210%) to $14,903,764 as compared to $4,809,931 during the first six months of 1995. The 1996 increase of $10,093,833 was due to an increase in cash flows from oil and gas sales, which increased $10,825,452 (123%), exclusive of the non-cash amortization of deferred revenues associated with the Company's volumetric production payment. This increase in oil and gas sales was primarily the result of the Company's recent increase in drilling activity as described below.

         1995 Equity Offering

                 During the third quarter of 1995, the Company sold 5,750,000 shares of common stock in a public offering at $8.50 per share, with net proceeds of $45,698,912. Consequently, the Company's stockholders' equity at June 30, 1996, has grown to over $101 million. Net proceeds from the offering were used to repay outstanding indebtedness, and the remainder of the proceeds have been used to finance the Company's exploration and development activities and to acquire producing oil and gas properties, including limited partnership interests.

         Other Financing Activities

                 Convertible Subordinated Debentures. On June 30, 1993, the Company issued $28,750,000 of Convertible Subordinated Debentures (Debentures) due June 30, 2003, in a public offering. Proceeds of the offering were used primarily to acquire producing oil and gas properties and to finance the Company's expanding exploration and development programs. As described in Note 4 to the Company's condensed consolidated financial statements included herein, in August 1996 the holders of these Debentures converted the Debentures into
         2.34 million shares of the Company's common stock following the Company's July 1996 announcement that the Debentures would be redeemed in August 1996 unless earlier converted.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


                 The following table is a proforma presentation of the Company's balance sheet accounts as of August 6, 1996, solely to show the effect of the conversion of the Company's Convertible Subordinated
         Debentures:


                                                                           August 6, 1996
                                                     June 30, 1996           Proforma
                                                     -------------         --------------
  Assets:
    Deferred Charges                                 $   1,097,551         $         ---
  Total Assets                                       $ 174,917,840         $  173,820,289


  Liabilities and Stockholders'
   Equity:
    Long-Term Debt                                   $  28,750,000         $         ---
    Common Stock                                     $     126,879         $      150,310
    Additional Paid-in Capital                       $  72,719,837         $  100,348,855

  Total Stockholders' Equity                         $ 101,694,302         $  129,346,751

  Total Liabilities and Stockholders'
     Equity                                          $ 174,917,840         $  173,820,289


                 Drilling Partnerships. Between 1991 and 1995, the Company offered interests in oil and gas production partnerships under its Swift Depositary Interests (SDI) offering, and since late 1993 has offered private partnerships formed to drill for oil and gas. The SDI program concluded at the end of 1995. Four SDI partnerships were formed during 1995, with total subscriptions of approximately $12,400,000. During 1995, the Company closed three drilling partnerships with a total of $15,900,000 of subscriptions. The Company anticipates that it will continue to offer the drilling partnerships for the foreseeable future. The first 1996 drilling partnership was formed on July 26, 1996, with total subscriptions of approximately $4,900,000.

                 At June 30, 1996, limited partnership formation and marketing costs (which under the current drilling partnership offerings are borne by the Company as part of the Company's general partner contribution) amounted to $1,706,530, an increase of $847,971, when compared with the December 31, 1995, balance. However, upon the formation of the most recent drilling partnership in July 1996, this balance is to be reduced approximately $366,000. Upon the Company's decision to conclude the SDI offering, the remaining limited partnership formation and marketing costs related to the SDI offering (approximately $1,750,000) were accordingly transferred to the oil and gas properties account in December 1995.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


         Credit Facilities

                 The Company has established credit facilities which formerly were used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures, and to provide working capital. More recently, the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities. The principal terms and restrictions of these credit facilities are described in Note 3 to the Company's condensed consolidated financial statements included herein.

                 At June 30, 1996, the Company had $15,210,000 outstanding under these borrowing arrangements used, along with internally generated cash flows of $14,904,000, principally to fund the Company's capital expenditures in the first six months of 1996, and to a lesser extent, to provide working capital. At December 31, 1995, the Company had no outstanding balances under these borrowing arrangements, since these borrowings were repaid with proceeds from the Company's 1995 stock offering.

         Working Capital

                 The Company's working capital has increased over the last six months, from working capital of $3,247,185 at December 31, 1995, to working capital of $5,975,064 at June 30, 1996. Effective April 30, 1996, the Company's credit agreements with its banks were restated. Such bank borrowings under the new agreements are long-term liabilities as opposed to current liabilities under the expired agreements.

                 During the second quarter of 1996, the Company's receivable account from the limited partnerships decreased significantly due to
         (a) receipt of approximately $7,100,000 generated from property sales proceeds realized by these partnerships, and (b) an increase in oil and gas prices received by these partnerships. Both increased the cash flow of these partnerships, thus allowing them to reduce their balances owed to the Company.

                 Due to the nature of the Company's business highlighted above, the individual components of working capital fluctuate considerably from period to period. The Company incurs significant working capital requirements in connection with its role as operator of approximately 810 wells, its accelerated drilling program, and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


         Capital Expenditures

                 Additions to property, plant, and equipment during the first six months of 1996 were $29,968,034. These capital expenditures include: (a) $20,500,000 of drilling costs, both exploratory and developmental; (b) $6,200,000 of prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the Company's account); (c) $2,100,000 invested in foreign business opportunities in Russia (approximately $1,700,000), in Venezuela (approximately $200,000), and in New Zealand (approximately $200,000), as described in Note 6 to the Company's condensed consolidated financial statements included herein and (d)$1,100,000 spent for furniture and fixtures. In the remaining six months of 1996, the Company expects capital expenditures to be approximately $35,000,000, including investments in all areas in which investments were made during the first half of the year as described above, with a particular focus on exploration and development drilling. The Company currently plans to participate in the drilling of 145 gross wells this year, compared to 76 wells in 1995. Through June 30, 1996, the Company had participated in drilling 5 exploratory and 61 development wells with 3 exploratory successes and 58 development successes. The steady growth in the Company's unproved property which is not being amortized is indicative of the shift to a focus on drilling activity, as the Company acquires prospect acreage. During the first half of 1996, this account also reflects the capital expenditures made in relation to the Company's foreign business opportunities, as described above.

                 The Company believes that anticipated internally generated cash flows for 1996 (expected to increase as the Company's production base increases as a result of its accelerated drilling program) and its existing credit facilities, will be sufficient to finance the costs associated with its currently budgeted capital expenditures at least through 1996. Further liquidity needs may also be met by additional availability under its credit facilities based upon the value of the Company's proved reserves, as management continually evaluates future use of debt and/or equity to finance its capital needs.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


         RESULTS OF OPERATIONS-
           Six Months Ended June 30, 1996 and 1995

                 Net income of $6,760,697 and earnings per share of $0.54 for the first half of 1996 were 438% and 187% higher, respectively than net income of $1,255,875 and earnings per share of $0.19 in the same period for 1995. This increase in net income primarily reflected the effect of a 110% increase in oil and gas sales revenues as a result of a 93% increase in natural gas production, a 21% increase in crude oil production, and product price improvements. The lower percentage increase in earnings per share reflects an 88% increase in weighted average shares outstanding for the period, as a result of the sale of 5,750,000 shares of common stock in the third quarter of 1995.

                 Revenues

                 Oil and Gas Sales. Oil and gas sales increased 110% to $20,506,580 in the first half of 1996, compared to $9,742,473 for the comparative period in 1995. The 93% increase in natural gas production and the 21% increase in oil production were primarily the result of production from recent drilling activity, most notably from the Company's two primary development areas, the AWP Olmos and Giddings fields. The Company's net sales volume (including the volumetric production payment) in the first six months of 1996 increased by 71% or 3,538,403 Mcfe (thousand cubic feet equivalent) over volumes in the comparable 1995 period. Oil and gas sales were also aided by a 14% and 36% increase in prices received for oil and gas, respectively, between the two periods.

                 Revenues from oil and gas sales comprised 86% and 76%, respectively, of total revenues for the first six months of 1996 and 1995. The majority of these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas sales to continue to increase as a direct consequence of the addition of oil and gas reserves through the Company's active drilling programs.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


                 The following table provides additional information regarding the Company's oil and gas sales.


                     NET SALES VOLUME      AVERAGE SALES PRICE
                   -------------------     -------------------

                   Oil(Bbl)    Gas(Mcf)    Oil(Bbl)    Gas(Mcf)
                   --------    --------    --------    --------
    1995:
    ----
    3 MONTHS
    ENDED 3/31/95   134,626   1,702,658     $15.61       $1.63

    3 MONTHS
    ENDED 6/30/95   121,551   1,751,375     $16.36       $1.64
                    -------   ---------

    6 MONTHS
    ENDED 6/30/95   256,177   3,454,033     $15.97       $1.64
                    =======   =========

    1996:
    ----
    3 MONTHS
    ENDED 3/31/96   159,155   3,172,399     $17.78       $2.16

    3 MONTHS
    ENDED 6/30/96   150,124   3,501,426     $18.73       $2.29
                    -------   ---------

    6 MONTHS
    ENDED 6/30/96   309,279   6,673,825     $18.24       $2.23
                    =======   =========


                 Supervision Fees. Supervision fees increased 14%, having grown from $1,864,476 in the first half of 1995 to $2,126,982 in the first half of 1996. This increase is primarily due to the annual escalation in April in well overhead rates, and the increase in drilling activity by the Company, which in turn increases the drilling well overhead portion of such fees.

                 Expenses

                          General and administrative expenses for the first six months of 1996 increased approximately $100,000 or 4% when compared to the same period in 1995. However, the Company's general and administrative expenses per Mcfe produced decreased from $0.55 per Mcfe produced for the first half of 1995 to $0.33 per Mcfe produced for the same period in 1996. Also, if the Company's supervision fees were treated as a reduction of its general and administrative expenses, these expenses net of supervision fees would have decreased from $0.18 per Mcfe produced for the first half of 1995 to $0.08 per Mcfe produced for the same period in 1996.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


                 Depreciation, depletion, and amortization ("DD&A") increased 72% (approximately $2,900,000), primarily due to the increase in the Company's producing properties and the related sale of increased quantities of oil and gas therefrom. The Company's DD&A rate per Mcfe of production has increased slightly from $0.80 per Mcfe produced in the 1995 period to $0.81 per Mcfe produced in the 1996 period, reflecting variations in the per unit cost of property additions and changes in the mix of reserves.

                 The Company's production costs per Mcfe of production decreased from $0.67 per Mcfe produced in the 1995 period to $0.43 per Mcfe produced in the 1996 period. However, due to the increase in production volumes, oil and gas production costs increased 10% (approximately $320,000) in the first six months of 1996 when compared to the first six months of 1995. As discussed above, the Company's increase in production is primarily through its drilling activities in the AWP Olmos and Giddings fields where the Company already has an established operating base. Also, both of these fields qualify for a severance tax abatement on the gas production under a program offered by the state of Texas. Therefore, the increase in drilling activity and production has not been accompanied by a proportionate increase in operating costs.

                 Interest expense in the first half of 1996 on the Debentures, including amortization of debt issuance costs, totaled $993,890 ($989,820 in the 1995 period), while interest expense on the credit facilities, including commitment fees, totaled $477,399 ($1,309,284 in the 1995 period) for a total of $1,471,289 (of which $1,177,382 was capitalized). In the first half of 1995 these costs totaled $2,299,104 (of which $1,208,780 was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The decrease in interest expense in 1996 is attributable to the decrease in the average balance under the Company's credit lines necessary to finance the Company's capital expenditures as discussed above. The Company expects interest expense on the credit facilities to increase for the remainder of the year as a larger portion of the Company's capital expenditures will be financed through the use of its credit lines. However, additional interest expense will not be incurred on the Debentures in future periods, as they were converted into shares of the Company's common stock in August 1996.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


         RESULTS OF OPERATIONS-
           Three Months Ended June 30, 1996 and 1995

                 Net income of $3,678,316 and earnings per share of $0.29 in the second quarter of 1996 increased 403% and 164%, respectively, when compared to net income of $731,275 and earnings per share of $0.11 in the same period for 1995. The increase in net income was primarily due to the 122% increase in oil and gas sales revenues as a result of a 100% increase in natural gas production, a 24% increase in crude oil production, and product price improvements. The lower percent increase in earnings per share reflects an 88% increase in the weighted average shares outstanding for the period, as a result of the sale of 5,750,000 shares of common stock in the third quarter of 1995.

                 Revenues

                 Oil and Gas Sales. Oil and gas sales increased 122% to $10,814,618 in the second quarter of 1996, compared to $4,866,432 for the comparative period in 1995. The 100% increase in gas production and the 24% increase in oil production were primarily the result of production from recent drilling activity, most notably from the Company's two primary development areas, the AWP Olmos and Giddings fields. The Company's net sales volume (including the volumetric production payment) in the second quarter of 1996 increased by 77% (1,921,489 Mcfe) over volumes in the comparable 1995 period. Oil and gas sales were also aided by 15% higher oil prices received and by 40% higher gas prices received.

                 Supervision Fees. Supervision fees increased 14% in the second quarter of 1996 when compared to the same period in 1995, primarily due to the annual escalation in April in well overhead rates, and the increase in drilling activity between the periods, which resulted in a increase in the drilling overhead component of supervision fees.

                 Expenses

                 General and administrative expenses for the second quarter of 1996 decreased $31,071 or 2% when compared to the same period in 1995. The Company's general and administrative expenses decreased from $0.58 per Mcfe produced for the second quarter of 1995 to $0.32 per Mcfe produced for the same period in 1996. Also, if the Company's supervision fees were treated as a reduction of its general and administrative expenses, these expenses net of supervision fees would have decreased from $0.20 per Mcfe produced for the second quarter of 1995 to $0.07 per Mcfe produced for the same period in 1996.

                              SWIFT ENERGY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


                 Depreciation, depletion and amortization increased 98% (approximately $1,800,000), primarily due to the increase in the Company's production volumes. DD&A increased from $0.74 per Mcfe produced in the 1995 period to $0.82 per Mcfe produced in the 1996 period, reflecting variations in the per unit cost of property additions and changes in the mix of reserves.

                 The Company's production costs per Mcfe of production decreased from $0.69 per Mcfe produced in the 1995 period to $0.41 per Mcfe produced in the 1996 period. However, oil and gas production costs increased 6% (approximately $100,000) in the second quarter of 1996 when compared to the second quarter of 1995, due to the growth in the Company's production volumes. As described above, this reflects the Company's economies of scale in the AWP Olmos and Giddings fields, and the gas production severance tax abatement these fields receive.

                 Interest expense for the second quarter of 1996 on the Debentures, including amortization of debt issuance costs, totaled $496,945 ($494,910 in 1995), while interest expense on the credit facilities, including commitment fees, totaled $273,437 ($655,583 in 1995) for a total of $770,382 (of which $548,593 was capitalized). The second quarter 1995 total was $1,150,493 (of which $537,950 was capitalized). This second quarter decrease in interest expense in 1996 is attributable to the decrease in the average balance under the Company's credit lines necessary to finance the Company's capital expenditures. The Company expects interest expense on the credit facilities to increase for the remainder of the year, as a larger portion of the Company's capital expenditures will be financed through the use of its credit lines. However, additional interest expense will not be incurred on the Debentures in future periods, as they were converted into shares of the Company's common stock in August 1996.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings - N/A

Item 2.  Changes in Securities - N/A

Item 3.  Defaults Upon Senior Securities - N/A

Item 4.  Submission of Matters to a Vote of Security Holders -

     A. The Company's annual meeting of shareholders was held on May 14,1996. At the record date, 12,559,537 shares of Common Stock were issued and outstanding and entitled to one vote per share upon all matters submitted at the meeting. At the annual meeting all seven nominees were elected to serve as Directors of the Company until the next annual meeting of shareholders. No other matters were submitted to or voted upon at the meeting. The results of the vote were as follows:

NOMINEES FOR DIRECTORS                          FOR                 AGAINST             ABSTENTIONS
- ----------------------                          ---                 -------             -----------
    A. Earl Swift                            10,376,076             34,430               2,149,031

    Virgil N. Swift                          10,376,076             34,430               2,149,031

    Raymond O. Loen                          10,376,076             34,430               2,149,031

    Henry C. Montgomery                      10,376,076             34,430               2,149,031

    Clyde W. Smith, Jr.                      10,376,076             34,430               2,149,031

    Harold J. Withrow                        10,376,076             34,430               2,149,031

    G. Robert Evans                          10,376,076             34,430               2,149,031


Item 5.  Other Information - N/A

Item 6.  Exhibits & Reports on Form 8K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SWIFT ENERGY COMPANY


                                      (Registrant)

Date: August 13, 1996                 By:(Original Signed By)
      ---------------                     ------------------
                                      John R. Alden
                                      Sr. Vice President, Secretary/
                                      Principal Financial Officer


Date: August 13, 1996                 By:(Original Signed By)
      ---------------                     ------------------
                                      Alton D. Heckaman, Jr.
                                      Vice President,
                                      Controller and Principal
                                      Accounting Officer

                               Index to Exhibits

Exhibit
Number                            Description
- -------                           -----------
  27             Financial Data Schedule