Form 10-Q
period 1996-09-30
SWIFT ENERGY CO
filed 1996-11-01
CIK 351817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                          Commission File Number 1-8754


                              SWIFT ENERGY COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  TEXAS                                 74-2073055
         (State of Incorporation)          (I.R.S. Employer Identification No.)

                        16825 Northchase Drive, Suite 400
                              Houston, Texas 77060
                                 (713) 874-2700
          (Address and telephone number of principal executive offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X       No
                                  ----          ----

            Indicate the number of shares outstanding of each of the
                 Registrant's classes of common stock, as of the
                            latest practicable date.


            Common Stock                             15,094,611 Shares
            ($.01 Par Value)                   (Outstanding at October 28, 1996)
            (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                PAGE

         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  September 30, 1996 and December 31, 1995                                                3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month and Nine-month periods
                      ended September 30, 1996 and 1995                                                        5

                    Condensed Consolidated Statements of Stockholders' Equity
                    - September 30, 1996 and December 31, 1995                                                 6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Nine-month periods ended September 30, 1996 and 1995                             7

                    Notes to Condensed Consolidated Financial Statements                                       8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                               14

PART II.  OTHER INFORMATION

         Items 1-6.  None                                                                                     21


SIGNATURES                                                                                                    22

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30, 1996              December 31, 1995
                                                            ------------------              -----------------
                                                                (Unaudited)                       (Note 1)
ASSETS

Current Assets:
   Cash and cash equivalents                                $       1,985,790                $       7,574,512
   Accounts Receivable -
     Oil and gas sales                                              5,350,643                       14,765,336
     Associated limited partnerships
       and joint ventures                                           5,666,250                       16,108,298
     Joint interest owners                                          4,680,739                        4,044,817
   Other current assets                                               691,858                          887,491
                                                            -----------------                -----------------
       Total Current Assets                                        18,375,280                       43,380,454
                                                            -----------------                -----------------

Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                            180,608,559                      132,673,707
     Unproved properties not being amortized                       26,259,045                       20,652,151
                                                            -----------------                -----------------
                                                                  206,867,604                      153,325,858
   Furniture, fixtures, and other equipment                         5,763,745                        4,367,719
                                                            -----------------                -----------------
                                                                  212,631,349                      157,693,577
   Less-accumulated depreciation, depletion,
     and amortization                                             (41,397,417)                     (30,169,303)
                                                            -----------------                -----------------
                                                                  171,233,932                      127,524,274
                                                            -----------------                -----------------
Other Assets:
   Receivables from associated limited
     partnerships, net of current portion                           1,950,415                        2,332,355
   Limited partnership formation and
     marketing costs                                                  767,682                          858,559
   Deferred charges and other                                         533,203                        1,157,065
                                                            -----------------                -----------------
                                                                    3,251,300                        4,347,979
                                                            -----------------                -----------------
                                                                 $192,860,512                     $175,252,707
                                                            =================                =================




See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           September 30, 1996                December 31, 1995
                                                           ------------------                -----------------
                                                               (Unaudited)                         (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                 $      15,125,829                $      23,075,982
   Payable to associated limited partnerships                       1,787,718                           16,983
   Undistributed oil and gas revenues                               7,460,407                       17,040,304
                                                            -----------------                -----------------
       Total Current Liabilities                                   24,373,954                       40,133,269
                                                            -----------------                -----------------

Long-Term Debt                                                           ----                       28,750,000
Bank Borrowings                                                    17,170,000                             ----
Deferred Revenues                                                   4,814,573                        6,063,467
Deferred Income Taxes                                              12,159,655                        6,960,006

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                 ----                             ----
   Common stock, $.01 par value, 35,000,000
     shares authorized, 15,091,384 and 12,509,700
     shares issued and outstanding, respectively                      150,914                          125,097
   Additional paid-in capital                                     100,701,877                       71,133,979
   Retained earnings                                               33,489,539                       22,086,889
                                                            -----------------                -----------------
                                                                  134,342,330                       93,345,965
                                                            -----------------                -----------------
                                                                 $192,860,512                     $175,252,707
                                                            =================                =================




See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                           ------------                       -------------

                                                      1996              1995              1996            1995
                                                      ----              ----              ----            ----
REVENUES:
   Oil and gas sales                             $13,226,521        $5,465,881       $33,733,101      $15,208,354
   Fees from limited partnerships and
     joint ventures                                  455,372            91,074           615,698          339,157
   Supervision fees                                1,150,129           973,694         3,277,111        2,838,170
   Interest income                                     9,185           113,506            35,272          132,116
   Other, net                                        590,986           404,779         1,517,749        1,354,635
                                                ------------       -----------       -----------      -----------
                                                  15,432,193         7,048,934        39,178,931       19,872,432
                                                ------------       -----------       -----------      -----------

COST AND EXPENSES:
   General and administrative,
    net of reimbursement                           1,749,141         1,217,880         4,600,875        3,969,942
   Depreciation, depletion, and
    amortization                                   4,414,252         2,136,058        11,314,174        6,138,496
   Oil and gas production                          2,090,227         1,764,072         5,748,935        5,100,864
   Interest expense, net                                ----           193,161           293,907        1,283,485
                                                ------------       -----------       -----------      -----------
                                                   8,253,620         5,311,171        21,957,891       16,492,787
                                                ------------       -----------       -----------      -----------
Income Before Income Taxes                         7,178,573         1,737,763        17,221,040        3,379,645

Provision for Income Taxes                         2,536,620           473,207         5,818,390          859,214
                                                ------------       -----------       -----------      -----------

Net Income                                        $4,641,953        $1,264,556       $11,402,650       $2,520,431
                                                ============       ===========       ===========      ===========

Per Share Amounts -
   Primary                                             $0.33             $0.12             $0.87            $0.32
                                                       =====             =====             =====            =====

   Fully diluted                                       $0.31             $0.11             $0.87            $0.32
                                                       =====             =====             =====            =====

Weighted Average Shares Outstanding               14,246,832        10,571,125        13,139,558        7,994,703
                                                ============       ===========       ===========      ===========




See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                             Additional
                                                      Common Stock (1)        Paid-In          Retained
                                                                              Capital          Earnings              Total
                                                      ---------------        ---------         ---------            -------
Balance, December 31, 1994                                  $66,851          $24,885,903     $17,174,377         $42,127,131
  Stock issued for benefit plans (31,113 shares)                311              283,463            ----             283,774
  Stock options exercised (5,761 shares)                         58               33,736            ----              33,794
  Employee stock purchase plan (37,689 shares)                  377              289,465            ----             289,842
  Stock issued in public offering (5,750,000 shares)         57,500           45,641,412            ----          45,698,912
Net income                                                     ----                 ----       4,912,512           4,912,512
                                                        -----------         ------------      ----------          ----------

Balance, December 31, 1995                                 $125,097          $71,133,979     $22,086,889         $93,345,965
  Stock issued for benefit plans (30,014 shares)(2)             300              349,645            ----             349,945
  Stock options exercised (172,175 shares)(2)                 1,722            1,317,057            ----           1,318,779
  Employee stock purchase plan (36,387 shares)(2)               364              272,178            ----             272,542
  Debenture conversion (2,343,108 shares)(2)                 23,431           27,629,018            ----          27,652,449
Net income(2)                                                  ----                 ----      11,402,650          11,402,650
                                                        -----------         ------------      ----------          ----------

Balance, September 30, 1996 (2)                            $150,914         $100,701,877     $33,489,539        $134,342,330
                                                        ===========         ============     ===========        ============




(1)  $.01 Par Value
(2)  Unaudited




See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            Nine Months Ended September 30,
                                                                             1996                    1995
                                                                             ----                    ----
Cash Flows From Operating Activities:
   Net income                                                           $ 11,402,650            $  2,520,431
    Adjustments to reconcile net income to net
       cash provided by operating activities -
     Depreciation, depletion, and amortization                            11,314,174               6,138,496
     Deferred income taxes                                                 5,153,481                 654,975
     Deferred revenue amortization related to production payment          (1,259,680)             (1,349,253)
     Other                                                                    86,597                  84,168
     Change in assets and liabilities -
      (Increase) decrease in accounts receivable                             365,321                (111,746)
      Increase (decrease) in accounts payable and accrued
       liabilities, excluding income taxes payable                        (1,289,771)                559,529
      Increase in income taxes payable                                       578,559                  50,584
                                                                        ------------            ------------
       Net Cash Provided by Operating Activities                          26,351,331               8,547,184
                                                                        ------------            ------------

Cash Flows From Investing Activities:
   Additions to property and equipment                                   (55,996,465)            (21,076,168)
   Proceeds from the sale of property and equipment                        1,149,570                    ----
   Net cash received (distributed) as operator of oil
     and gas properties                                                   (6,056,094)               (628,288)
   Property acquisition costs (incurred on behalf of)
     reimbursed by partnerships and joint ventures                        10,823,988               5,707,418
   Limited partnership formation and marketing costs                            ----                (354,260)
   Prepaid drilling costs                                                   (336,758)               (102,088)
   Other                                                                     (75,274)                  5,573
                                                                        ------------            ------------
       Net Cash Used in Investing Activities                             (50,491,033)            (16,447,813)
                                                                        ------------            ------------

Cash Flows From Financing Activities:
   Net proceeds from bank borrowings                                      17,170,000             (27,229,000)
   Net proceeds from issuances of common stock                             1,949,730              46,312,013
   Loan to ESOP Plan                                                        (568,750)                   ----
                                                                        ------------            ------------
       Net Cash Provided by Financing Activities                          18,550,980              19,083,013
                                                                        ------------            ------------

Net Increase (Decrease) in Cash and Cash Equivalents                      (5,588,722)             11,182,384

Cash and Cash Equivalents at Beginning of Period                           7,574,512                 985,498
                                                                        ------------            ------------

Cash and Cash Equivalents at End of Period                              $  1,985,790            $ 12,167,882
                                                                        ============            ============

Supplemental disclosures of cash flow information

Cash paid during period for interest, net of amounts capitalized        $  1,168,768            $    732,130
Cash paid during period for income taxes                                $     84,992            $    163,655


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


(1)    GENERAL INFORMATION

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

       Oil and Gas Properties
       ----------------------

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

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


           At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects.

       Deferred Charges and Other
       --------------------------

           Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the issuance of the Company's 6.5% Convertible Subordinated Debentures due 2003 (the "Debentures") in June 1993 have been capitalized and through June 30, 1996 were being amortized over the life of the Debentures. Due to the conversion of all outstanding Debentures into Common Stock in August 1996, as discussed below, related unamortized costs ($1,097,551) were transferred to the Company's appropriate capital accounts in the third quarter of 1996.

           All of the amounts under deferred charges and other at September 30, 1996 relate to the Company's Employee Stock Ownership Plan ("ESOP"), effective as of January 1, 1996. All employees over the age of 21 with one year of service are participants. The Plan has a five year cliff vesting and service is recognized after the Plan effective date. The ESOP is designed to enable employees of the Company to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock which has been contributed by the Company. The Plan may also acquire Swift Energy Company Common Stock purchased at fair market value. The ESOP can borrow money from the Company to buy Company stock as was done in September 1996 to purchase 25,000 shares from the Company's Chairman. Benefits will be paid in a lump sum or installments, and the participant generally has the choice of receiving cash or stock.

       Hedging Activities
       ------------------

           The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate a portion of this risk, the Company engages periodically in certain limited hedging activities, but only to the extent of buying put options as price floors for portions of its and the limited partnerships' oil and gas production. Costs and/or benefits derived from these price floors are accordingly recorded as a reduction or increase in oil and gas sales revenue and were not significant for any period presented.

       Deferred Revenues
       -----------------

           In May 1992, the Company purchased interests in certain wells from the Manville Corporation for $13.8 million using funds provided by the Company's sale of a volumetric production payment in these properties to a subsidiary of Enron Corp. Under the terms of the production payment agreement, the Company continues to own the properties purchased but is required to deliver a minimum quantity of hydrocarbons produced from the properties (meeting certain quality and heating equivalent requirements) over specified periods through October 2000. Since entering into this agreement, the Company has met all scheduled deliveries. Volumes remaining to be delivered under the volumetric production payment (approximately 3.3 Bcf at September 30, 1996) are not included in the Company's proved reserves. Net proceeds from the sale of the production payment were recorded as deferred revenues. Deliveries under the production payment are recorded as oil and gas sales revenues and a corresponding reduction of deferred revenues. Hydrocarbons produced in excess of the amount required to be delivered are sold by the Company for its own account.

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


       Limited Partnerships and Joint Ventures
       ---------------------------------------

           Between 1991 and 1995, the Company formed limited partnerships and joint ventures for the purpose of acquiring interests in producing oil and gas properties, and since 1993, partnerships engaged in drilling for oil and gas reserves. The Company serves as managing general partner or manager of these entities. The Company's investments in associated oil and gas partnerships and its joint ventures are accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each entity's assets, liabilities, revenues, and expenses is included in the appropriate classifications in the Company's Consolidated Financial Statements. Because the Company serves as the general partner of these entities, under state partnership law it is contingently liable for the liabilities of these partnerships, virtually all of which is owed to the Company, and are not material for any of the periods presented in relation to the partnerships' respective assets.

           Under the Swift Depository Interests limited partnership offering ("SDI Offering") which commenced in March 1991 and concluded in December 1995, the Company received a reimbursement of certain costs and a fee, both payable out of revenues. The Company bore all front-end costs of the offering and partnership formations for which it received an interest in the partnerships. Upon the Company's decision to conclude the SDI offering at the end of 1995, the remaining limited partnership formation and marketing costs related to the SDI offering (approximately $1,750,000) were accordingly transferred to the oil and gas properties account.

           Commencing September 15, 1993, the Company began offering, on a private placement basis, general and limited partnership interests in limited partnerships formed to drill for oil and gas. As managing general partner, the Company pays for all front-end costs incurred in connection with these offerings, for which the Company receives an interest in the partnerships. Through September 30, 1996, approximately $34,800,000 had been raised in seven partnerships, one formed in each of 1993 and 1994, three in 1995, and two in 1996. In July and September 1996, the Company closed the sixth and seventh partnerships with total subscriptions of approximately $4,900,000 and $10,000,000, respectively. Costs of syndication, registration, and qualification of these limited partnerships incurred by the Company have been deferred. Under the current private limited partnership offerings, selling and formation costs borne by the Company serve as the Company's general partner contribution to such partnerships.

       Income Taxes
       ------------

           The Company accounts for income taxes using the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

           Income taxes for the interim periods have been provided using the estimated annualized effective tax rate.

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


       Income Per Share
       ----------------

           Primary income per share has been computed using the weighted average number of common shares outstanding during the respective periods. Stock options and warrants outstanding do not have a dilutive effect on primary income per share. The Company's Debentures were not Common Stock equivalents for the purpose of computing primary income per share.

           The calculation of fully diluted income per share assumed conversion of the Company's Debentures as of the beginning of the period and the elimination of the related after-tax interest expense and assumed, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. The weighted average number of shares used in the computation of fully diluted per share amounts were 13,647,445 and 14,754,719 for the respective nine-month and three-month periods ended September 30, 1996. Due to the August 1996 conversion of these Debentures into 2.34 million shares of Common Stock, as described below, the effect of such conversion is included in primary income per share for the third quarter of 1996 and for future periods.

(3)    BANK BORROWINGS

           The Company has available through a two bank-group, a revolving line of credit. Effective April 30, 1996, this credit agreement was restated. The facility was increased to $100,000,000 and is now unsecured. The available borrowing base currently is $30,000,000, and will be redetermined periodically. Depending on the level of outstanding debt, the interest rate currently will be either the bank's base rate or the bank's base rate plus 0.25% (8.25% at September 30, 1996). This facility also allows, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR"). The LIBOR option will now vary from plus 1% to plus 1.5%. There was no outstanding balance under this line of credit at December 31, 1995. At September 30, 1996, $17,000,000 was outstanding under this line, all bearing interest under the LIBOR rate option at rates ranging from 6.562% to 6.8125%. The outstanding amount under this facility at September 30, 1996 was borrowed primarily to fund the Company's working capital needs and capital expenditures. The restated revolving line of credit extends through September 30, 1999, and accordingly is classified on the balance sheet as a long-term liability.

           The terms of the revolving line of credit include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2,000,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's Common Stock. The Company presently intends to continue a policy of using retained earnings for expansion of its business. As of September 30, 1996 and December 31, 1995, the Company was in compliance with the provisions of these agreements.

           The Company's other credit facility, which is the Company's only secured facility, is an amended and restated revolving line of credit with the lead bank of the two bank-group, secured by certain Company receivables. This facility, effective April 30, 1996, was amended to $7,000,000 (from $5,000,000), with interest at the bank's base rate less 0.25% (8% at September 30, 1996). At September 30, 1996, $170,000 was
       outstanding under this facility. There was no outstanding amount on this facility at December 31, 1995. This restated credit facility extends through September 30, 1999, and is also recorded as a long-term liability.

           In addition to interest on these credit facilities, the Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts outstanding plus the amount of all outstanding letters of credit during the period. The aggregate amounts of commitment fees paid by the Company were $140,000 for the first nine months of 1996 and $154,000 for the twelve-month period in 1995.

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


(4)    LONG-TERM DEBT

           The Company's long-term debt previously consisted of $28,750,000 of 6.5% Convertible Subordinated Debentures due 2003. The Debentures were issued on June 30, 1993, under terms making them convertible into Common Stock of the Company by the holders at any time prior to maturity at an adjusted conversion price of $12.27 per share. Interest on the Debentures was payable semiannually on June 30 and December 31, commencing with the payment made at December 31, 1993. The Debentures become redeemable for cash at the option of the Company after June 30, 1996 at 104.55% of principal.

           On July 1, 1996, the Company called all of the Debentures for redemption on August 5, 1996 at 104.55% of their face amount, plus accrued interest since June 30, 1996. The Debentures continued to be convertible into shares of Common Stock at $12.27 per share through August 5, 1996. Prior to the redemption date, the holders of all of the outstanding Debentures elected to convert their Debentures into shares of Common Stock, resulting in the issuance of 2.34 million shares of Common Stock in August 1996.

           Upon conversion of the Debentures into Common Stock, the approximate $27,650,000 net carrying amount of the debt (the face amount less unamortized deferred charges) was transferred to the Company's appropriate capital accounts during the third quarter of 1996.

           Interest expense on the Debentures, including amortization of debt issuance costs, totaled $993,890 for the six-month period ending June 30, 1996, the last interest payment date prior to conversion, and $1,981,639 for the twelve-month period ending December 31, 1995.

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

           In August 1996, the holders of the Company's Debentures converted such Debentures into 2.34 million shares of the Company's Common Stock, which resulted in a third quarter 1996 increase in the Company's capital accounts of approximately $27,650,000.

                              SWIFT ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


(6)    FOREIGN ACTIVITIES

       Russia
       ------

           On September 3, 1993, the Company signed a Participation Agreement with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia, providing the Company with a minimum 5% net profits interest from the sale of hydrocarbon products from the fields for providing managerial, technical, and financial support to Senega. Additionally, the Company purchased a 1% net profits interest from Senega for $300,000. In May 1995, the Company executed a Management Agreement with Senega, under which, in return for undertaking to obtain financing for development of these fields, Swift is entitled to receive a 49% interest in production income derived by Senega from this project after repayment of costs.

           On July 12, 1996, the Company entered into a partnership agreement which provides for the Company to contribute its rights under the Participation and Management Agreement to the partnership and for the partners to share equally revenues and costs of developing the Samburg Field and funding and management of the license areas, all in conjunction with Senega. The partnership is to be funded by the partners upon fulfillment of certain conditions and completion of certain further arrangements with Senega. It is currently anticipated that these activities would be funded principally through project financing. At September 30, 1996, the Company's investment in Russia was approximately $9,220,000, and is included in the unproved properties portion of oil and gas properties.

       Venezuela
       ---------

           The Company formed a wholly-owned subsidiary, Swift Energy de Venezuela, C.A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. Although, the Company did not win the bids, it is continuing to pursue cooperative ventures involving other fields and opportunities in Venezuela. At
       September 30, 1996, the Company's investment in Venezuela was approximately $1,390,000 and is included in the unproved properties portion of oil and gas properties net of impairments of $45,668.

       New Zealand
       -----------

           Since October 1995, the Company has been issued two Petroleum Exploration Permits by the New Zealand Minister of Energy. The first permit covers approximately 65,000 acres in the Onshore Taranaki Basin region in the Southwestern area of New Zealand's North Island, and the second covers approximately 71,500 adjacent acres. Under the terms of the permits, the Company is obligated to analyze and interpret certain seismic data, acquire certain new seismic data, drill one exploratory well, followed by a further development well or perform additional seismic work, all of which is to be performed on a staged basis in order to maintain the permits, over periods extending through July 2000 in the case of the first permit, and July 2001 for the second permit. At September 30, 1996, the Company's investment in New Zealand was approximately $565,000 and is included in the unproved properties portion of oil and gas properties.

(7)    SUBSEQUENT EVENT

           On October 24, 1996, the Company filed with the Securities and Exchange Commission a registration statement for a public offering of $100,000,000 of Convertible Subordinated Notes due 2006. Proceeds of the offering will be used to repay all of the Company's outstanding indebtedness, to finance development and exploration drilling activities, and to acquire oil and gas properties or used for other general corporate purposes.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

       GENERAL

           The Company was formed in 1979, and from 1985 to 1991 grew primarily through the acquisition of producing properties funded through limited partnership financing. Commencing in 1991, the Company began to reemphasize the addition of reserves through increased exploration and development drilling activity while significantly reducing its reliance on limited partnership financing. This emphasis on exploration and development drilling has led to additions of increasing quantities of reserves in each of 1994, 1995, and the first nine months of 1996.

           The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report including those regarding the Company's financial results, levels of oil and gas production or revenue, capital expenditures, and capital resource activities could differ materially from those estimated. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, and fluctuations in oil and natural gas prices, as well as the risks and uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

       LIQUIDITY AND CAPITAL RESOURCES

           In 1991, the Company's strategy shifted toward increased reliance on exploration and development drilling activities, and the Company has significantly expanded reserves added through these efforts. Previously, the Company relied on limited partnership capital as its principal financing vehicle to fund its acquisitions of producing properties. As a result of this shift in strategy, the Company has reduced its reliance on cash flows generated from, and capital raised through, limited partnerships. Supplemental cash and working capital are provided through internally generated cash flows and debt and equity financing.

           During the first half of 1995, the Company used a combination of bank financing, internally generated cash flows and partnership financing to fund its operations. In the third quarter of 1995, the Company realized $45,698,912 in net proceeds from an offering of Common Stock that provided sufficient capital to repay its bank financing and finance its capital expenditures for the second half of 1995. During the first nine months of 1996, the Company relied upon internally generated cash flows and bank borrowings to fund its capital expenditures. Described below are the major elements of the Company's liquidity and capital resources:

       Net Cash Provided by Operating Activities
       -----------------------------------------

           For the nine month period ended September 30, 1996, net cash provided by operating activities increased significantly (208%) to $26,351,331, as compared to $8,547,184 during the first nine months of 1995. The 1996 increase of $17,804,147 was primarily due to an increase in cash flows from oil and gas sales, which increased $18,614,320 (134%), exclusive of the noncash amortization of deferred revenues associated with the Company's volumetric production payment. This increase in oil and gas sales was primarily the result of the Company's recent increase in drilling activity as described below.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


       1995 Stock Offering
       -------------------

           During the third quarter of 1995, the Company sold 5,750,000 shares of Common Stock in a public offering at $8.50 per share, with net proceeds of $45,698,912. Net proceeds from the offering were used to repay outstanding indebtedness, and the remainder of the proceeds have been used to finance the Company's exploration and development activities, and to acquire producing oil and gas properties, including limited partnership interests.

       Other Financing Activities
       --------------------------

           Convertible Subordinated Debentures. On June 30, 1993, the Company issued 6.5% Convertible Subordinated Debentures due 2003 in the amount of $28,750,000 in a public offering. Proceeds of the offering were used primarily to acquire producing oil and gas properties and to finance the Company's expanding exploration and development programs. As described in
       Note 4 to the Company's Condensed Consolidated Financial Statements included herein, in August 1996 the Debentures were converted by their holders into 2.34 million shares of the Company's Common Stock following the Company's July 1996 announcement that the Debentures would be redeemed in August 1996, unless earlier converted. As a result of this conversion, the Company's stockholders' equity increased approximately $27,650,000.

           Partnership Programs. Between 1991 and 1995, the Company offered interests in oil and gas production partnerships under its Swift Depository Interests ("SDI") offering, and since late 1993 has offered private partnerships formed to drill for oil and gas. The SDI program concluded at the end of 1995. Four SDI partnerships were formed during 1995, with total subscriptions of approximately $12,400,000. During 1995, the Company closed three drilling partnerships with a total of $15,900,000 of subscriptions. In the first nine months of 1996 two drilling partnerships were formed, both in the third quarter, with total subscriptions of approximately $14,900,000. The Company anticipates that it will continue to offer the drilling partnerships for the foreseeable future.

           At September 30, 1996, limited partnership formation and marketing costs (which under the current drilling partnership offerings are borne by the Company as part of the Company's general partner contribution) amounted to $767,682, a decrease of $90,877, when compared with the December 31, 1995 balance. Upon the Company's decision to conclude the SDI offering in December 1995, the remaining limited partnership formation and marketing costs related to the SDI offering (approximately $1,750,000) were transferred to the oil and gas properties account.

       Credit Facilities
       -----------------

           Recently, the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities. Formerly, the Company established credit facilities which were used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures, and to provide working capital. These credit facilities consist of a $100,000,000 unsecured revolving line of credit with a $30,000,000 borrowing base, and a $7,000,000 secured revolving line of credit. The principal terms and restrictions of these credit facilities are described in Note 3 to the Company's Condensed Consolidated Financial Statements included herein.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


           At September 30, 1996, the Company had $17,170,000 outstanding under these borrowing arrangements which was used, along with internally generated cash flows of $26,351,000, principally to fund the Company's capital expenditures in the first nine months of 1996, and to a lesser extent, to provide working capital. The Company will continue to use these facilities until completion of the pending debt offering referenced in Note 7 to the Company's Condensed Consolidated Financial Statements included herein. At December 31, 1995, the Company had no outstanding balances under these borrowing arrangements, as these borrowings were repaid with proceeds from the Company's 1995 stock offering.

       Working Capital
       ---------------

           The Company's working capital has decreased over the last nine months, from $3,247,185 at December 31, 1995, to a working capital deficit of $5,998,674 at September 30, 1996. This decrease is primarily the result of the Company's capital expenditures as described below.

           Since year end 1995, the Company's receivable account from limited partnerships decreased significantly due to (a) receipt of approximately $7,800,000 generated from property sales proceeds realized by these partnerships, and (b) an increase in oil and gas prices received by these partnerships. Both increased the cash flows of these partnerships, thus allowing them to reduce their balances owed to the Company.

           Due to the nature of the Company's business highlighted above, the individual components of working capital fluctuate considerably from period to period. The Company incurs significant working capital requirements in connection with its role as operator of approximately 800 wells, its accelerated drilling program, and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

       Capital Expenditures
       --------------------

           Capital expenditures for property, plant, and equipment during the first nine months of 1996 were $55,996,465. These capital expenditures included: (a) $42,400,000 of drilling costs, both exploratory and developmental, (b) $9,200,000 of prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the
       Company's account), (c) $3,000,000 invested in foreign business opportunities in Russia (approximately $2,400,000), in Venezuela (approximately $300,000), and in New Zealand (approximately $300,000), as described in Note 6 to the Company's Condensed Consolidated Financial Statements included herein; and (d) $1,400,000 spent for computer equipment and furniture and fixtures. In the remaining three months of 1996, the Company expects capital expenditures to be approximately $25,000,000, including investments in all areas in which investments were made during the first nine months of the year as described above, with a particular focus on exploratory and development drilling. The Company currently plans to participate in the drilling of 162 gross wells this year, compared to 76 wells in 1995. Through September 30, 1996, the Company had participated in drilling 102 wells (6 exploratory and 96 development wells with 4 exploratory successes and 92 development successes). The steady growth in the Company's unproved property account which is not being amortized is indicative of the shift to a focus on drilling activity, as the Company acquires prospect acreage. During the first nine months of 1996, this account also reflects $3,000,000 of capital expenditures made in relation to the Company's foreign business opportunities, as described above.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


           The anticipated net proceeds in the fourth quarter from the sale of $100,000,000 of the Convertible Subordinated Notes due 2006, as described in Note 7 to the Company's Condensed Consolidated Financial Statements included herein, after repayment of the Company's outstanding indebtedness, will be added to working capital to fund the Company's development and exploration drilling projects and possibly to acquire oil and gas properties, or used for other general corporate purposes. The Company believes the proceeds of such offering and anticipated internally generated cash flows (expected to increase as the Company's production base increases as a result of its accelerated drilling program), will be sufficient to finance the costs associated with its currently budgeted capital expenditures of over $134.0 million for the remaining three months of 1996 and for 1997. Further liquidity needs may also be met by its existing credit facilities.

       RESULTS OF OPERATIONS

       Comparison of Nine Months Ended September 30, 1996 and 1995
       -----------------------------------------------------------

           Net income of $11,402,650 and earnings per share of $0.87 for the first nine months of 1996 were 352% and 172% higher, respectively, than net income of $2,520,431, and earnings per share of $0.32 in the same period for 1995. This increase in net income primarily reflected the effect of a 122% increase in oil and gas sales revenues as a result of a 98% increase in natural gas production, a 17% increase in crude oil production, and product price improvements. The lower percentage increase in earnings per share reflects a 64% increase in weighted average shares outstanding for the period, as a result of the sale of 5.75 million shares of Common Stock in the third quarter of 1995, and the conversion of the Debentures into 2.34 million shares of Common Stock in the third quarter of 1996.

       Revenues

           The Company's revenues increased 97% during the first nine months of 1996 from the comparative period in 1995, due primarily to the increase in oil and gas sales. Oil and gas sales increased 122% to $33,733,101 in the first three quarters of 1996, compared to $15,208,354 for the comparative period in 1995. The 98% increase in natural gas production and the 17% increase in oil production were primarily the result of production from recent drilling activity, most notably from the Company's two primary development areas, the AWP Olmos Field and the Austin Chalk trend. The Company's net sales volume (including the volumetric production payment) in the first nine months of 1996 increased by 73% or 5,742,712 Mcfe (thousand cubic feet equivalent) over volumes in the comparable 1995 period. Oil and gas sales were also aided by 21% and 40% increases in average prices received for oil and gas, respectively, between the two periods, as highlighted in the table below.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


           Revenues from oil and gas sales comprised 86% and 77%, respectively, of total revenues for the first nine months of 1996 and 1995. The majority (74%) of these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas sales to continue to increase as a direct consequence of the addition of oil and gas reserves through the Company's active drilling program.

           The following table provides additional information regarding the Company's oil and gas sales.

                                                         Net Sales Volume                   Average Sales Price
                                                         ----------------                   -------------------
                                                    Oil (Bbl)       Gas (Mcf)             Oil (Bbl)    Gas (Mcf)
                                                    --------        --------              --------     --------
       1995
       ----
       3 Mos Ended 03-31-95                          134,626        1,702,658               $15.61      $1.63

       3 Mos Ended 06-30-95                          121,551        1,751,375               $16.36      $1.64

       3 Mos Ended 09-30-95                          137,829        2,028,373               $14.94      $1.68
                                                   ---------        ---------

       9 Mos Ended 09-30-95                          394,006        5,482,406               $15.61      $1.65

       1996
       ----
       3 Mos Ended 03-31-96                          159,155        3,172,399               $17.78      $2.16

       3 Mos Ended 06-30-96                          150,124        3,501,426               $18.73      $2.29

       3 Mos Ended 09-30-96                          150,084        4,159,151               $20.45      $2.44
                                                     -------        ---------

       9 Mos Ended 09-30-96                          459,363       10,832,976               $18.96      $2.31

           Supervision fees increased 15%, having grown from $2,838,170 in the first nine months of 1995 to $3,277,111 in the first nine months of 1996. This increase is primarily due to the annual escalation in April for well overhead rates, and the increase in drilling activity by the Company, which in turn increases the drilling well overhead portion of such fees.

       Costs and Expenses
       ------------------

           General and administrative expenses for the first three quarters of 1996 increased approximately $630,000 or 16% when compared to the same period in 1995. However, the Company's general and administrative expenses per Mcfe produced decreased by 33% from $0.51 per Mcfe produced for the first nine months of 1995 to $0.34 per Mcfe produced for the comparable period in 1996. The majority of the companies in the oil and gas industry treat supervision fees as a reduction of their general and administrative expenses. If the Company were to follow this practice, these expenses net of supervision fees would have decreased from $0.14 per Mcfe produced for the first nine months of 1995 to $0.10 per Mcfe produced for the same period in 1996.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


           Depreciation, depletion, and amortization ("DD&A") increased 84% (approximately $5,200,000) for the first nine months of 1996, primarily due to the Company's reserve additions and associated costs, and the related sale of increased quantities of oil and gas therefrom. The Company's DD&A rate per Mcfe of production has increased from $0.78 per Mcfe produced in the 1995 period to $0.83 per Mcfe produced in the 1996 period, reflecting variations in the per unit cost of reserve additions.

           The Company's production costs per Mcfe decreased from $0.65 per Mcfe produced in the 1995 period to $0.42 per Mcfe produced in the 1996 period. However, due to the increase in production volumes, oil and gas production costs increased 13% (approximately $648,000) in the first nine months of 1996 when compared to the first nine months of 1995. As discussed above, the Company's increase in production is primarily through its drilling activities in the AWP Olmos Field and Austin Chalk trend, where the Company already has an established operating base. The increase in production costs is partially offset by an exemption in these same fields from the 7.5% Texas severance tax applicable to gas production from certain natural gas wells certified to be in tight formations or to be deep wells by the Texas Railroad Commission. Additionally, commencing September 1, 1996, certain wells certified as "high cost gas" wells will be entitled to a reduction of severance tax based upon a formula amount. Therefore, the increase in drilling activity and production has not been accompanied by a proportionate increase in operating costs. This tax exemption has had a positive impact on the Company's production costs during 1995 and 1996, although under the new rules, the proportionate amount of the exemption may be reduced in future periods.

           Interest expense in the first nine months of 1996 on the Debentures, including amortization of debt issuance costs, totaled $993,890 ($1,485,730 in the 1995 period), while interest expense on the credit facilities, including commitment fees, totaled $789,909 ($1,617,924 in the 1995 period) for a total interest expense of $1,783,799 (of which $1,489,892 was capitalized). In the first nine months of 1995 these costs totaled $3,103,654 (of which $1,820,169 was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The decrease in interest expense in 1996 is attributable to (1) the decrease in the average balance under the Company's credit lines necessary to finance the Company's capital expenditures, as discussed above, and (2) the Company incurring only six months of interest in 1996, instead of nine months of interest in 1995, on the Debentures which were converted into Common Stock in the third quarter of 1996.

       RESULTS OF OPERATIONS

       Comparison of Three Months Ended September 30, 1996 and 1995
       ------------------------------------------------------------

           Net income of $4,641,953 and earnings per share of $0.33 in the third quarter of 1996 increased 267% and 175%, respectively, when compared to net income of $1,264,556 and earnings per share of $0.12 in the same period for 1995. The increase in net income was primarily due to the 142% increase in oil and gas sales revenues as a result of a 105% increase in natural gas production, a 9% increase in crude oil production, and product price improvements. The lower percent increase in earnings per share reflects an 35% increase in the weighted average shares outstanding for the period, for the same reasons discussed above.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


       Revenues

           The Company's revenues increased 119% during the third quarter of 1996 from the comparative period in 1995, due primarily to the increase in oil and gas sales. Oil and gas sales increased 142% to $13,226,521 in the third quarter of 1996, compared to $5,465,881 for the comparative period in 1995. The 105% increase in natural gas production and the 9% increase in oil production were primarily the result of production from recent drilling activity, most notably from the Company's two primary development areas, the AWP Olmos Field and the Austin Chalk trend. The Company's net sales volume (including the volumetric production payment) in the third quarter of 1996 increased by 77% or 2,204,308 Mcfe over volumes in the comparable 1995 period. Oil and gas sales were also aided by 37% and 45% increases in average prices received for oil and gas, respectively, between the two periods as highlighted in the table above.

           Supervision fees increased 18% in the third quarter of 1996 when compared to the same period in 1995. This increase is primarily due to the annual escalation in April for well overhead rates, and the increase in drilling activity by the Company, which in turn, increases the drilling well overhead portion of such fees.

       Costs and Expenses
       ------------------

           General and administrative expenses for the third quarter of 1996 increased $531,261 or 44% when compared to the same period in 1995, primarily the result of the strategic shift in the Company's activity toward more direct corporate participation in projects which do not result in reimbursement from other parties. However, on a Mcfe basis, the Company's general and administrative expenses decreased from $0.43 per Mcfe produced for the third quarter of 1995 to $0.35 per Mcfe produced for the same period in 1996.

           Depreciation, depletion, and amortization increased 107% (approximately $2,300,000), primarily due to the reserve additions and their associated costs, and the related sale of increased quantities of oil and gas. The DD&A rate per Mcfe of production has increased from $0.75 per Mcfe produced in the 1995 period to $0.87 per Mcfe produced in the 1996 period, reflecting variations in the per unit cost of reserve additions.

           The Company's production costs per Mcfe decreased from $0.62 per Mcfe produced in the 1995 period to $0.41 per Mcfe produced in the 1996 period. However, due to the increase in production volumes, oil and gas production costs increased 18% (approximately $325,000) in the third quarter of 1996 when compared to the third quarter of 1995. As described above, this reflects the Company's economies of scale in the AWP Olmos Field and the Austin Chalk trend, and the gas production severance tax abatement these fields receive.

           There was no interest expense for the third quarter of 1996 on the Debentures as they were converted into Common Stock in the third quarter ($495,910 in 1995), while interest expense on the credit facilities, including commitment fees, totaled $312,510 ($308,640 in 1995) for a total of $312,510 (all of which was capitalized). The third quarter 1995 total was $804,550 (of which $611,389 was capitalized).

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


                                             SWIFT ENERGY COMPANY


                                             (Registrant)

Date: October 30, 1996                       By: (Original Signed By)
      ----------------                            ------------------
                                             John R. Alden
                                             Sr. Vice President - Finance
                                             Chief Financial Officer, Secretary


Date: October 30, 1996                       By: (Original Signed By)
      ----------------                            ------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President,
                                             Controller and Principal
                                             Accounting Officer