Form 10-K405
period 1996-12-31
SWIFT ENERGY CO
filed 1997-03-26
CIK 351817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996

                          Commission File Number 1-8754

                              SWIFT ENERGY COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

         Texas                                           74-2073055
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
                   (Address and telephone number of principal
                executive offices) Securities registered pursuant
                          to Section 12(b) of the Act:
         Title of Class:                          Exchanges on Which Registered:
Common Stock, par value $.01 per share                New York Stock Exchange
                                                       Pacific Stock Exchange

Convertible Subordinated Notes Due 2006               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates at March 17, 1997 was approximately $359,208,729.

The number of shares of common stock outstanding as of December 31, 1996 was 15,176,417 shares of common stock, $.01 par value.

                       Documents Incorporated by Reference

Document                                      Incorporated as to

Notice and Proxy Statement for the Annual     Part III, Items 10, 11, 12, and 13
Meeting of Shareholders to be held May 13,
1997

Form 10-K
--------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

10-K Part and Item No.                                     Annual Report Section
--------------------------------------------------         ---------------------
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
              Transactions

Part IV
   Item 14.   Exhibits, Financial Statement
              Schedules and Reports on Form 8-K

(1) Incorporated by reference from Notice and Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1997.

                                     PART I

Items 1 and 2. Business and Properties

     See pages 10-11 for explanations of abbreviations and terms used herein.

General

     Swift Energy Company (the "Company"), a Texas corporation organized in October 1979, is engaged in the exploration, development, acquisition, and operation of oil and gas properties, with a primary focus on U.S. onshore natural gas reserves. As of December 31, 1996, the Company had interests in over 1,800 oil and gas wells located in 12 states, with 92% of its proved reserves base concentrated in Texas. At the same date, the Company had estimated proved reserves of 258.7 Bcfe, approximately 87% of which were natural gas, and operated 842 wells representing 99% of its proved reserves base.

     The Company's primary focus is exploration and development drilling in its core areas, the AWP Olmos Field located in South Texas and the Texas Austin Chalk trend. The AWP Olmos Field is characterized by long-lived reserves, while the Austin Chalk trend is characterized by more short-lived reserves with high initial production and rapid decline rates. These fields accounted for approximately 77% and 10%, respectively, of the Company's proved reserves as of December 31, 1996, and approximately 57% and 18%, respectively, of the Company's production during 1996. The Company has substantially accelerated its drilling activities during the last several years, drilling 16, 42, and 116 net wells in 1994, 1995, and 1996, respectively, primarily in these areas. The Company has also doubled its acreage position in the AWP Olmos Field and quadrupled it in the Austin Chalk trend during 1996. The Company has budgeted capital expenditures of $113.0 million for 1997, of which approximately 83% is targeted for these two fields. The Company is also actively pursuing exploratory and development drilling opportunities in other basins in Texas, Arkansas, Louisiana, and Wyoming. As a complement to these domestic activities, the Company is participating in several high potential international projects with limited capital exposure to the Company in New Zealand, Russia, and Venezuela.

     The Company has increased its proved reserves from 48.4 Bcfe at year end 1991 to 258.7 Bcfe at year end 1996, primarily from additions through the drillbit, which has resulted in the replacement of 549% of production during the same five-year period. In 1996, the Company increased its proved reserves by 47%, resulting in the replacement of 552% of 1996 production. The Company's five-year average reserves replacement costs were $0.68 per Mcfe. As a result of increased drilling activity, 1996 production increased 74% over 1995 production. Due to economies of scale, geographic concentration, and increased production, general and administrative expenses and production costs have fallen from $1.17 and $0.61 per Mcfe in 1991 to $0.33 and $0.43 per Mcfe, respectively, for 1996. The combination of increased production and decreased operating costs per Mcfe has resulted in average annual growth in net cash provided by operating activities of 44% per year from year end 1991 to year end 1996. For 1996, due to these same production and operating cost factors, net cash provided by operating activities increased to $37.1 million or 158% over the same period in 1995.

Properties

     The Company's proved reserves are geographically concentrated, with approximately 87% of the Company's proved reserves at December 31, 1996, attributable to its two largest properties, the AWP Olmos Field and the Austin Chalk trend.

     AWP Olmos Field. The Company's most significant property is located in the AWP Olmos Field in South Texas. The Company has extensive expertise in the AWP Olmos Field and a long history of experience with low-permeability tight-sand formations typical of this field. Since acquiring its first AWP Olmos Field acreage in 1988, the Company has made detailed studies of drainage patterns in the formation and has introduced innovations in fracture design and implementation methods and coiled tubing technology that substantially reduce overall costs and improve recoveries.

     The AWP Olmos Field represented approximately 77% of the Company's proved reserves at December 31, 1996, and approximately 57% of the Company's 1996 production. At December 31, 1996, the Company owned interests in and was the operator of approximately 240 wells producing natural gas from the Olmos Sand Formation at a depth of approximately 10,000 feet. The Company has engaged in extensive fracturing operations to increase the permeability of the formation and flow of gas from the wells. In addition, the Company has used coiled tubing velocity strings in several wells to improve production rates and a system of BJ Services, Inc., by which the Company is capable of monitoring fracturing operations from its Houston headquarters through direct computer access to the field.

     During 1996, the Company drilled 123 (119 successful) development wells in this field and one exploratory well which was successful. During the latter portion of 1996, the Company utilized eight drilling rigs in continuous operation in the AWP Olmos Field area, with each rig drilling approximately two wells per month. The working interest owned by the Company or entities managed by the Company in this field is 100%. During 1996, the Company acquired an additional 18,549 net acres in this area. These acquisitions have doubled the amount of acreage that the Company has under lease. The Company anticipates continuing its acquisition of acreage in this area in the future. The Company plans to drill approximately 146 additional development wells and three exploratory wells in this field in 1997. As part of this effort, the Company plans to conduct a three-dimensional seismic survey over a 20-square-mile area to supplement an ongoing study of stratigraphic traps based on available well log and seismic data.

     Austin Chalk Trend. At December 31, 1996, the Company owned drilling and production rights in 74,010 net acres in the Austin Chalk trend containing substantial proved undeveloped reserves. The Austin Chalk trend represented approximately 10% of the Company's proved reserves at December 31, 1996. Production from this field constituted 18% of oil and gas production in 1996. The wells in this trend are all horizontally produced natural gas wells that deliver high initial flow rates and strong initial cash flows which decline rapidly. The Company believes these reserves complement its long-lived reserves in the AWP Olmos Field. Since 1992, the Company has participated in 33 horizontal wells in the trend with a 97% success rate, including nine successful development wells drilled in 1996. The Company believes its success is attributable to its ability to identify hydrocarbon-bearing fractures, relying on its expertise in seismic data analysis, and its ability to drill and operate horizontal wells. The Company anticipates drilling 12 wells in the Austin Chalk during 1997.

     Substantial portions of its property interests in the Austin Chalk trend have been acquired through joint development arrangements with industry partners who are active participants in exploration of the Austin Chalk trend, beginning in 1993 in an arrangement that covered approximately 8,800 acres in which the Company currently has an average working interest of 25%. In September 1995, the Company entered into another joint development agreement providing for an area of mutual interest covering 19,500 gross acres and pursuant to which that industry partner and the Company alternate serving as operator of any wells drilled on the acreage. During 1996, the Company purchased its partner's interest in 9,500 of these gross acres, and the joint development arrangement now covers a 10,000 gross acre block in which the Company expects to have an average working interest of 30% to 35% based on certain assumptions relating to elections to participants with respect to the drilling of various wells. The Company's working interest in the 9,500 acres is now approximately 50%.

     The most recent joint development arrangement covers approximately 8,000 acres in Washington County, Texas, in which the Company has a 25% working interest. The Company's industry partner is operator, and it is anticipated that the results of the first exploratory well drilled on this acreage will be known in early 1997.

     Also in 1996, the Company acquired approximately 39,157 net acres in Walker County, Texas, in which the Company has a 100% working interest. It is anticipated that the first exploratory well on this acreage will commence drilling in early 1997. Future operations will be defined by the results of the initial wells drilled.

Exploration and Development Drilling Activities

     In 1991, the Company began to increase its inventory of exploration and development drilling prospects. Drilling locations were selected through intensive geological and geophysical studies of the Company's undeveloped acreage and other prospects. During 1994, the Company added 25 Bcfe of proved reserves through drilling, and in 1995, reserves added by drilling had almost tripled to 72 Bcfe. In 1996, reserves added by drilling increased to 118 Bcfe with the Company's success rate 64% for exploratory wells (7 out of 11 drilled) and 94% for development wells (134 out of 142 drilled). These successful drilling results have led to acquisition of substantial additional acreage during 1996 in the area of its two core properties, the AWP Olmos Field in South Texas and the Austin Chalk trend in Fayette, Walker, and Washington counties in central and eastern Texas.

     The Company pursues a "controlled risk" approach to exploratory drilling. The Company focuses its exploration activities on specific U.S. regions where its technical staff has considerable experience and which are in close proximity to known producing horizons where the potential for significant reserves exists. The Company seeks to minimize its exploration risk by investing in multiple prospects, farming out interests to industry partners and drilling funds, utilizing advanced technologies, and drilling in different types of geological formations.

     The Company's development strategy is designed to maximize the value and productivity of its existing properties through development drilling and recovery methods, enhancing production results through improved field production techniques, lowering production costs, and applying the Company's technical expertise and resources to exploit producing properties efficiently. The Company employs various recovery techniques, which include water flooding, fracturing reservoir rock through the injection of high-pressure fluid, inserting coiled tubing velocity strings to speed gas flow, and acid treatments. The Company believes that the application of fracturing technology and coiled tubing has resulted in significant increases in production and decreases in drilling and operating costs, particularly in the Company's largest single property, the AWP Olmos Field.

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

     The Company has increasingly utilized advanced seismic technology to enhance the quality of its drilling efforts, including two-dimensional (2-D) and three-dimensional (3-D) seismic analysis and amplitude versus offset (AVO) studies. During the second quarter of 1996, the Company completed two 3-D seismic programs, one in northern Louisiana and the other in central Texas. The Company has a number of computer workstations from which seismic data is analyzed and enhanced with advanced software programs, including its three Landmark Systems(R) workstations. As a result, the Company has developed a significant internal seismic expertise and has compiled an extensive library of seismic data.

     In addition to exploration and development activities in the AWP Olmos Field and the Austin Chalk trend, the Company is currently focusing its exploration activities in three main geographical areas: the Gulf Coast Basin, the Wyoming Powder River Basin, and the North Louisiana Salt Dome Basin.

     Gulf Coast Basin. In 1996, two successful development wells (out of four) and one successful exploratory well (out of three) were drilled in the Gulf Coast Basin, following one successful exploratory well and four successful development wells drilled in 1995. The locations were selected utilizing traditional geologic studies combined with analyses of available seismic data. To reduce its exploration and development risks, the Company conducted a 3-D seismic survey in Jackson County, Texas, in 1994. The processing and interpretation has identified a number of potential drilling locations which have been further refined through AVO analysis. The Company owns interests in the South Louisiana East Mud Lake and Second Bayou fields with significant drilling potential. In 1997, up to five exploratory wells are scheduled for drilling in the Gulf Coast Basin.

     Wyoming Powder River Basin. In 1996, the Company successfully drilled one out of three exploratory wells and also one out of three development wells in the Minnelusa trend in Campbell County, Wyoming. The Minnelusa trend has been the subject of extensive study by the Company's multidisciplinary teams in order to identify the location of stratigraphic hydrocarbon traps. The Company's staff has evaluated over 5,000 wells drilled in the area, utilizing 2-D and 3-D
seismic  data,  and  has  conducted   petrophysical
studies to determine the hydrocarbon-bearing capacity of the rock. Two seismic surveys were conducted in 1996 and at least two more are scheduled for 1997. To increase the production in some areas, the Company has instituted secondary and tertiary recovery through water or polymer flooding in the Minnelusa fields. The Company intends to drill four exploratory wells in 1997, three wells to the Minnelusa in Campell County and another well to the Sussex/Parkman formation in Converse County.

     North Louisiana Salt Dome. The North Louisiana Salt Dome covers the neighboring corners of Arkansas, Louisiana, and Texas. In 1996, the Company drilled five wells (four exploratory wells and one development well) all of which were successful. In this area, the Smackover formation is a prolific hydrocarbon producer from multiple levels and from a variety of structures, including fault traps, salt anticlines, basement structures, and stratigraphic traps. This region was the focus of several seismic surveys conducted by Swift during 1996, including a 3-D survey in Claiborne Parish, Louisiana, a 2-D seismic swath in Lafayette County and Hempstead County, Arkansas, a 2-D seismic line in Lafayette County, Arkansas, and a 2-D seismic line in Columbia County, Arkansas. In addition, Swift conducted an airborne magnetic survey over Nevada County, Arkansas, for correlation with existing seismic data. During 1997, two additional sets of 2-D seismic swaths will be conducted in Lafayette County, Arkansas, and one will be conducted in Webster Parish, Louisiana. The Company plans to drill seven exploratory wells in the region in 1997.

     The following table sets forth the results of the Company's drilling activities during the three fiscal years ended December 31, 1996:

                                           Gross Wells                            Net Wells
                                   ----------------------------           -------------------------
Year           Type of Well        Total     Producing     Dry            Total     Producing   Dry
---------------------------------------------------------------------------------------------------
1994           Exploratory           14          6          8               9.2        4.7      4.5
               Development           30         26          4               6.9        5.0      1.9

1995           Exploratory            8          4          4               3.5        1.5      2.0
               Development           68         65          3              38.7       38.0      0.7

1996           Exploratory           11          7          4               5.9        3.7      2.2
               Development          142        134          8             110.5      106.7      3.8

Operations

     The Company generally seeks to be named as operator for wells in which it or its affiliated limited partnerships and joint ventures have acquired a significant interest, although this typically occurs only when the Company or its affiliated limited partnerships and joint ventures own the major portion of the working interest in a particular well or field. The Company acts as operator of approximately 842 wells at December 31, 1996, which comprise approximately 99% of the Company's total proved reserves.

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

     Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator's direct expenses and monthly per-well supervision fees. Per-well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas, and other factors. Such fees received by the Company in 1996 ranged from $104 to $1,450 per well per month.

Marketing of Production

     The Company typically sells its gas production at or near the wellhead, although in some cases it must be gathered by the Company or other operators and delivered to a central point. Gas production is generally sold in the spot market at prevailing prices. The Company generally sells its oil production at prevailing market prices. The Company does not refine any oil it produces. During the year ended December 31, 1996, three oil or gas purchasers each accounted for 10% or more of the Company's revenues, with those purchasers together accounting for 51%. Only one oil or gas purchaser accounted for 10% or more of the Company's revenues during the year ended December 31, 1995, with that purchaser accounting for approximately 12%. This change in concentration is a direct result of the concentration of the Company's production in its two core areas, as discussed above. Because of the availability of other purchasers, the Company does not believe that the loss of any single oil or gas purchaser or contract would materially affect its sales.

     The Company recently entered into gas processing and gas transportation agreements with respect to its natural gas production in the AWP Olmos Field with Valero Transmission, L.P. and its affiliates ("Valero") for up to 75,000 Mcf per day. These contracts have initial six-year terms, with automatic one-year extensions thereof unless earlier terminated. The Company anticipates that these arrangements will adequately provide for its gas transportation and processing needs in the AWP Olmos Field for the foreseeable future. Additionally, at the discretion of the Company and Valero, the gas processed and transported under these agreements may be sold to Valero at indexed prices based upon the Inside F.E.R.C. Gas Market Report Houston Ship Channel Monthly Price.

     The following table summarizes sales volumes, sales prices, and production cost information for the Company's net oil and gas production for the three-year period ended December 31, 1996. "Net" production is production that is owned by the Company either directly or indirectly through partnerships or joint venture interests and produced to its interest after deducting royalty, limited partner, and other similar interests.

                                 Year Ended December 31,
                         ----------------------------------
                             1996        1995         1994
                         ----------  ----------  ----------
Net Sales Volume:
  Oil (Bbls).............   623,386     545,435     467,056
  Gas (Mcf)1.............15,696,798   7,913,963   6,798,531
  Gas equivalents
     (Mcfe)2.............19,437,114  11,186,573   9,600,867
Average Sales Price:
  Oil (Per Bbl)..........$    19.82  $    15.66   $   14.35
   Gas (Per Mcf)3........$     2.57  $     1.77   $    1.93
Average Production Cost
  (per Mcfe)2............$     0.43  $     0.61   $    0.59

(1) Natural gas production for 1996, 1995, and 1994 includes 1,156,361, 1,211,255, and 1,358,375 Mcf, respectively, delivered under the volumetric production payment agreement pursuant to which the Company is obligated to deliver certain monthly quantities of natural gas.

(2) Converted to Mcf equivalents on a thermal equivalent basis of 6 Mcf per barrel of oil.

(3) The above natural gas prices reflect the high Btu content of the natural gas produced from the Company's AWP Olmos and Austin Chalk properties. Gas is sold on the basis of price per MMBtu, which measures the heating equivalent of such gas. The prices per Mcf above (Mcf being strictly a physical measure of natural gas volumes) are therefore higher than the prices which would be paid for natural gas with a lower Btu content.

     Under the volumetric production payment entered into in 1992, as of December 31, 1996, the Company has a remaining commitment to deliver approximately 3.0 Bcf of gas meeting certain heating equivalent and quality standards through October 2000, when such agreement expires. Since entering into this agreement, these properties have produced in excess of the required monthly delivery requirements.

Price Risk Management

     During 1996, the Company entered into oil and natural gas price hedging contracts covering a portion of the Company's and its affiliated partnerships' oil and natural gas production. For January, 1,500,000 MMBtu of the natural gas production was covered, providing for a minimum price of $1.75 per MMBtu.
February was covered for 1,500,000 MMBtu of natural gas and March was covered for 1,000,000 MMBtu of natural gas, both at a minimum price of $1.65. For the months of May, June, July, August, September, and October, 1,400,000 MMBtu was covered, providing for a minimum price of $1.80. November was covered for 1,400,000 MMBtu of natural gas at a minimum price of $2.20. December was covered for 1,400,000 MMBtu of natural gas at a minimum price of $2.00. For the months of March (70,000 Bbls) and April (35,000 Bbls), oil production was covered for a minimum price of $17.50 per Bbl. For the months of May through September, 70,000 Bbls of oil production was covered, providing for minimum prices of $16.00. For the months of October through December, 70,000 Bbls of oil production was covered, providing for a minimum price of $17.00. Costs related to 1996 hedging activities totaled approximately $800,000, and no payments were received in 1996 as actual prices received exceeded these minimum prices. The Company had five open contracts at December 31, 1996, covering 2,000,000 MMBtu of the natural gas production for February 1997, and 70,000 Bbls of oil production for the months of February and March 1997, providing for minimum prices of $2.00 per MMBtu and prices of $17.00 and $20.00 per Bbl. The costs related to the open contracts totaled approximately $127,000 and had a market value of $68,400 as of December 31, 1996.

Acquisition Activities

     Since 1979, the Company has acquired approximately $469.0 million of producing oil and natural gas properties on behalf of itself and its co-investors in 124 separate transactions. The Company has acquired for its own account approximately $113.1 million of producing properties, with original proved reserves estimated at 148.4 Bcfe. The Company's acquisition activities have declined over the past three years, with approximately $13.1 million, $3.5 million, and $1.5 million of properties acquired in 1994, 1995, and 1996, respectively. The Company's acquisition costs have averaged $0.83 per Mcfe over this three-year period. For 1997 for its own account, the Company anticipates spending $3.0 million primarily to purchase limited partner interests from existing limited partnerships through the right of presentment arrangement provided in those partnerships.

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

Foreign Activities

     Russia. On September 3, 1993, the Company signed a Participation Agreement with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia providing the Company with a minimum 5% net profits interest from the sale of hydrocarbon products from the fields for providing managerial, technical, and financial support to Senega. Additionally, the Company purchased a 1% net profits interest from Senega for $300,000. In May 1995, the Company executed a Management Agreement with Senega, under which, in return for undertaking to obtain financing for development of these fields, Swift is entitled to receive a 49% interest in production income derived by Senega from this project after repayment of costs.

     On July 12, 1996, the Company entered into a partnership agreement which provides for the Company to contribute its rights under the Participation and Management Agreement to the partnership and for the partners to share equally revenues and costs of developing the Samburg Field and funding and management of the license areas, all in conjunction with Senega. The partnership is to be funded by the partners upon fulfillment of certain conditions and completion of certain further arrangements with Senega. It is currently anticipated that any funding of these activities will be principally through project financing. At December 31, 1996, the Company's investment in Russia was approximately $9,530,000 and is included in the unproved properties portion of oil and gas properties.

     Venezuela. The Company formed a wholly owned subsidiary, Swift Energy de Venezuela, C.A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. Although the Company did not win the bids, it continued to pursue cooperative ventures involving other fields and opportunities in Venezuela. Currently, the Company is evaluating a number of Blocks being offered by Petroleos de Venezuela, S.A. under the Third Operating Agreement Round. At December 31, 1996, the Company's investment in Venezuela was approximately $1,610,000 and is included in the unproved properties portion of oil and gas properties net of impairments of $45,668.

     New Zealand. Since October 1995, the Company has been issued two Petroleum Exploration Permits by the New Zealand Minister of Energy. The first permit covers approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covers approximately 69,300 adjacent acres. Under the terms of these permits, the Company is obligated to analyze and interpret certain seismic data, acquire certain new seismic data, and drill one exploratory well, to be followed by a development well or additional seismic work, all of which is to be performed on a staged basis in order to maintain the permits over periods extending through July 2000 for the first permit and August 1999 for the second permit. At December 31, 1996, the Company's investment in New Zealand was approximately $750,000 and is included in the unproved properties portion of oil and gas properties.

Oil and Gas Reserves

     The following table presents information regarding proved reserves of oil and gas attributable to the Company's interests in producing properties as of December 31, 1996, 1995, and 1994. The information set forth in the table is based on proved reserves reports prepared by the Company and audited by H.J. Gruy and Associates, Inc., Houston, Texas, independent petroleum engineers. Gruy's estimates were based upon review of production histories and other geological, economic, ownership, and engineering data provided by the Company. In accordance with Securities and Exchange Commission guidelines, the Company's estimates of future net revenues from the Company's proved reserves and the PV-10 Value are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. Proved reserves as of December 31, 1996, were estimated based upon weighted average prices of $4.47 per Mcf of natural gas and $23.75 per barrel of oil, compared to $2.41 and $1.85 per Mcf of natural gas and $18.07 and $15.09 per barrel of oil as of December 31, 1995 and 1994, respectively. Natural gas prices have declined significantly since December 31, 1996. Accordingly, the estimates of future net revenues from the Company's proved reserves and the PV-10 Value would be reduced if subsequent gas prices were used. The Company has interests in certain tracts that are estimated to have additional hydrocarbon reserves that cannot be classified as proved and are not reflected in the following table. The proved reserves presented for all periods also exclude any reserves attributable to the volumetric production payment.

                                                                      Year Ended December 31,
                                                          -----------------------------------------------
                                                                1996            1995             1994
                                                          --------------  --------------  ---------------
Estimated Proved Oil and Gas Reserves

Net natural gas reserves (Mcf):
  Proved developed......................................     135,424,880      81,532,025       46,406,448
  Proved undeveloped....................................      90,333,321      62,035,495       29,857,516
                                                          --------------  --------------  ---------------
   Total                                                     225,758,201     143,567,520       76,263,964
                                                          ==============  ==============  ===============
Net oil reserves (Bbl):
  Proved developed.....................................        3,622,480       3,313,226        3,209,387
  Proved undeveloped...................................        1,861,829       2,108,755        1,343,880
                                                          --------------  --------------  ---------------
   Total...............................................        5,484,309       5,421,981        4,553,267
                                                          ==============  ==============  ===============

Estimated Present Value of Proved Reserves

Estimated present value of future net cash flows from proved reserves discounted at 10% per annum:
  Proved developed.....................................   $  310,408,949  $   85,536,873  $   47,172,093
  Proved undeveloped ..................................      160,776,008      61,501,536      22,222,511
                                                          --------------  --------------  --------------
   Total...............................................   $  471,184,957  $  147,038,409  $   69,394,604
                                                          ==============  ==============  ==============

     The table also sets forth estimates of future net revenues presented on the basis of unescalated prices and costs in accordance with criteria prescribed by the Securities and Exchange Commission and their PV-10 Value. Operating costs, development costs, and certain production-related taxes were deducted in arriving at the estimated future net revenues. No provision was made for income taxes. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows set forth in Note 9 to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. In cases where producing properties are subject to gas purchase contracts and the amount of gas purchased thereunder was reduced during 1996, gas projections used to estimate future net revenues were based on the reduced gas purchases for the affected producing properties. The assumption was made that purchases in 1997 and thereafter will be made at an unrestricted level.

     The Company's total proved developed and undeveloped reserves have increased substantially (47%) at December 31, 1996, as shown above and in Note 9 to the Company's financial statements. A substantial portion of the increased reserves represent proved undeveloped reserves. This shift reflects the increased emphasis on exploration and development activities, which results in additions of substantial proved undeveloped reserves. The Company's higher level of proved developed reserves was due to increased development drilling, revisions of previous quantity estimates, and higher year end 1996 prices. Changes in quantity estimates and the estimated present value of proved reserves are affected by the change in crude oil and natural gas prices at the end of each year.

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

     A portion of the Company's proved reserves has been accumulated through the Company's interests in the limited partnerships for which it serves as general partner. The estimates of future net cash flows and their present values, based on period end prices, assume that some of the limited partnerships in which the Company owns interests will achieve payout status in the future. Three of the limited partnerships had achieved payout status at December 31, 1996.

     No other reports on the Company's reserves have been filed with any federal agency.

Oil and Gas Wells

     The following table sets forth the gross and net wells in which the Company owned an interest at the following dates:

                      Oil Wells   Gas Wells    Total Wells(1)
                      ---------   ---------    --------------
December 31, 1996

   Gross                 734        1,068         1,802
   Net                  59.5        222.9         282.4

December 31, 1995

   Gross               3,049          995         4,044
   Net                  88.5        121.6         210.1

December 31, 1994

   Gross               3,141        1,000         4,141
   Net                  79.3        109.1         188.4


(1) Excludes 26 service wells in 1996, 39 service wells in 1995, and 31 service wells in 1994.


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

     The following table sets forth the developed and undeveloped leasehold acreage held by the Company at December 31, 1996:

                                      Developed                           Undeveloped
                          ------------------------------        -----------------------------
                            Gross(1)           Net(2)(3)          Gross(1)           Net(2)(3)
                          ----------          ----------        ----------         ----------
Alabama                       895.38              349.58            292.00              41.17
Arkansas                    4,089.49            1,761.04          8,964.89           4,557.20
Kansas                      1,630.00              571.67          5,450.00           2,268.55
Kentucky                          --                  --          9,689.00           7,139.25
Louisiana                  47,872.62           16,186.90         10,873.56           5,788.00
Mississippi                 3,971.49            2,257.84          1,828.22             489.42
Nebraska                          --                  --          1,707.04           1,029.53
New Mexico                  1,407.02              360.70            240.00              28.80
Oklahoma                   41,554.53           16,240.33          3,649.62           1,520.45
Texas                     103,895.54           53,986.77        112,328.35          73,667.00
West Virginia              16,048.20           10,484.50                --                 --
Wyoming                     7,859.22            1,652.80         41,415.53          26,002.97
All other states              117.64                2.00          4,610.44             256.53
                          ----------          ----------        ----------         ----------
     TOTAL                229,341.13          103,854.13        201,048.65         122,788.87
                          ==========          ==========        ==========         ==========

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

(3) A portion of the Company's acreage is owned by virtue of its interest derived from limited partnerships. The net acreage reflected on the table shows the Company's interests assuming that an after payout status is achieved in these partnerships. At December 31, 1996, three of the limited partnerships had achieved payout status.

Partnerships

     For many years, the Company relied on limited partnerships as its principal financing vehicle to fund its activities. The Company has formed 104 limited partnerships which have raised a total of approximately $485.3 million at December 31, 1996. However, as the Company has increasingly shifted its emphasis to exploration and development activities and its reserves base has grown, the Company has significantly reduced its reliance on limited partnership financing.

     During 1996, the limited partners in 18 partnerships, which had been in operation over nine years and have produced a substantial majority of their reserves, voted to sell their remaining properties and liquidate the limited partnerships. In 1996, 10 of the earliest public income partnerships were liquidated, and in early 1997 eight private drilling partnerships will be liquidated. The Company intends to make similar proposals to other partnerships for an orderly sale of their properties and liquidation of the partnerships over the next several years. The Company may offer to acquire certain portions of the remaining property interests owned by these limited partnerships.

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

     In September of 1993, the Company began offering interests in private drilling partnerships. As of December 31, 1996, eight partnerships had been formed (one in 1993, one in 1994, three in 1995, and three in 1996) with aggregate investor contributions of approximately $41.9 million.

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

Regulations

     Environmental Regulations

     The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises, and impose substantial liabilities for pollution resulting from drilling operations particularly operations in offshore waters or on submerged lands. These laws and regulations may also increase the costs of drilling and operation of wells. Because these laws and regulations change frequently, the costs to the Company of compliance with existing and future environmental regulations cannot be predicted.

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

     FERC Orders. Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design.

     FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

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

Employees

     At December 31, 1996, the Company employed 191 persons. None of the Company's employees are represented by a union. Relations with employees are considered to be good.

Facilities

     The Company and SEMCO occupy approximately 75,000 square feet of office space at 16825 Northchase Drive, Houston, Texas, under a ten year lease expiring in 2005. The lease requires payments of approximately $85,000 per month. A subsidiary of the Company maintains an office in Denver, Colorado. The Company has field offices in various locations from which Company employees supervise local oil and gas operations.

Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in this Items 1 and 2. Business and Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations and fluctuations in oil and natural gas prices, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements.

--------------------------------------------------------------------------------
Glossary of Abbreviations and Terms

The following abbreviations and terms have the indicated meanings when used in this report:

Bbl -- Barrel or barrels of oil.

Bcf -- Billion cubic feet of natural gas.

Bcfe -- Billion cubic feet of natural gas equivalent (see Mcfe).

Development Well -- A well drilled within the presently proved productive area of an oil or natural gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.

Discovery Cost -- With respect to proved reserves, a three-year average (unless otherwise indicated) calculated by dividing total incurred exploration and development costs (exclusive of future development costs) by net reserves added during the period through extensions, discoveries, and other additions.

Dry Well -- An exploratory or development well that is not a producing well.

Exploratory Well -- A well drilled either in search of a new, as yet undiscovered oil or natural gas reservoir or to greatly extend the known limits of a previously discovered reservoir.

Gross Well -- A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

MBbl -- Thousand barrels of oil.

Mcf -- Thousand cubic feet of natural gas.

Mcfe -- Thousand cubic feet of natural gas equivalent, which is determined using the ratio of one barrel of oil, condensate, or natural gas liquids to 6 Mcf of natural gas.

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

MMcfe -- Million cubic feet of natural gas equivalent (see Mcfe).

Net Well -- A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Producing Well -- An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Proved Developed Oil and Gas Reserves -- Proved developed oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Oil and Gas Reserves -- Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made.

Proved Undeveloped Oil and Gas Reserves -- Proved undeveloped oil and natural gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PV-10 Value -- The estimated future net revenue to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense, or depreciation, depletion, and amortization.

Reserves  Replacement  Cost -- With  respect to proved  reserves,  a  three-year average (unless otherwise indicated) calculated by dividing total incurred acquisition, exploration, and development costs (exclusive of future development costs) by net reserves added during the period.

Volumetric  Production  Payment  -- The 1992  agreement  pursuant  to which  the
   Company financed the purchase of certain oil and natural gas interests and committed to deliver certain monthly quantities of natural gas.

--------------------------------------------------------------------------------

Item 3. Legal Proceedings

     No material legal proceedings are pending other than ordinary routine litigation incidental to the Company's business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 1996 to a vote of security holders.


                                     PART II

Item 5. Market for  the  Registrant's  Common  Equity  and  Related  Stockholder
        Matters

COMMON STOCK, 1996 AND 1995

     Swift Energy Company common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "SFY." The high and low quarterly sales prices for the common stock for 1996 and 1995 are as follows:

                        1996                                             1995
        ---------------------------------------         -----------------------------------------
         First    Second     Third       Fourth          First     Second     Third        Fourth
        Quarter   Quarter    Quarter    Quarter         Quarter    Quarter    Quarter     Quarter
        ---------------------------------------         -----------------------------------------
Low     10 7/8     13        17 1/2      23               8         8 1/2      8 1/4       7 3/4
High    14 1/8     18 1/8    24 7/8      31 3/4           9 7/8    10 1/8      9 5/8      12 5/8


     Since inception, no cash dividends have been declared on the Company's common stock. Cash dividends are restricted under the terms of the Company's credit agreements, as discussed in Note 4 to the Company's financial statements, and the Company presently intends to continue a policy of using retained earnings for expansion of its business.

     Swift Energy had approximately 510 stockholders of record as of March 1, 1997.

Item 6. Selected Financial Data

                                                                1996               1995          1994(1)               1993
---------------------------------------------------------------------------------------------------------------------------
Revenues
   Oil and Gas Sales                                     $52,770,672        $22,527,892      $19,802,188        $15,535,671
   Supervision Fees                                       $4,470,206         $3,838,815       $3,751,061         $3,718,829
   Fees & Earned Interests(2)                               $937,238           $590,441         $701,528         $4,071,970
   Interest Income                                          $433,352           $212,329          $47,980           $201,584
   Other, Net                                             $2,156,764         $1,761,568       $1,072,535           $604,599
Total Revenues                                           $60,768,232        $28,931,045      $25,375,292        $24,132,653

Operating Income                                         $28,785,783         $6,894,537       $4,837,829         $6,628,608

Net Income (Loss)                                        $19,025,450         $4,912,512     $(13,047,027)        $4,896,253

Net Cash Provided by Operating Activities                $37,102,578        $14,376,463      $10,394,514         $7,238,340
---------------------------------------------------------------------------------------------------------------------------
Per Share Data
   Weighted Shares Outstanding(3)                         13,637,182          9,122,857        6,644,248          6,588,076
   Net Income (Loss) per Share--Primary(3)                     $1.40              $0.54           $(1.96)             $0.74
   Net Income (Loss) per Share--Fully Diluted(3)               $1.37              $0.54           $(1.96)             $0.70
   Shares Outstanding at Year End                         15,176,417         12,509,700        6,685,137          6,001,075
   Book Value per Share                                        $9.41              $7.46            $6.30              $9.08
   Market Price(3)
     High                                                     $31.75             $12.63           $11.38             $12.73
     Low                                                      $10.88              $7.75            $8.52              $7.85
     Year-End Close                                           $29.88             $12.00            $9.75              $8.64
---------------------------------------------------------------------------------------------------------------------------
Pro forma amounts assuming 1994 change in
  accounting principle is applied retroactively:(2)
   Net Income                                            $19,025,450         $4,912,512       $3,725,671         $4,322,478
   Net Income per Share--Primary                               $1.40              $0.54            $0.56              $0.66
   Net Income per Share--Fully Diluted                         $1.37              $0.54            $0.56              $0.63
---------------------------------------------------------------------------------------------------------------------------
Assets
   Current Assets                                       $101,619,478        $43,380,454      $39,208,418        $65,307,120
   Oil and Gas Properties, Net of Accumulated
     Depreciation, Depletion, and Amortization          $200,010,375       $125,217,872      $88,415,612        $89,656,577
Total Assets                                            $310,375,264       $175,252,707     $135,672,743       $160,892,917
Liabilities
   Current Liabilities                                   $32,915,616        $40,133,269      $52,345,859        $55,565,437
   Long-Term Debt, Net of Current Portion               $115,000,000        $28,750,000      $28,750,000        $28,750,000
Total Liabilities                                       $167,613,654        $81,906,742      $93,545,612       $106,427,203

Stockholders' Equity                                    $142,761,610        $93,345,965      $42,127,131        $54,465,714
---------------------------------------------------------------------------------------------------------------------------
Number of Employees                                              191                176              209                188



--------------------------------------------------------------------------------
(1)  Additional  1994  Data:  Income  Before  Cumulative  Effect  of  Change  in
Accounting Principle-$3,725,671; Cumulative Effect of Change in Accounting Principle-$(16,772,698); Per Share Amounts-Primary-Income Before Cumulative Effect of Change in Accounting Principle-$0.56, Cumulative Effect of Change in Accounting Principle-$(2.52); Per Share Amounts-Fully Diluted-Income Before Cumulative Effect of Change in Accounting Principle-$0.56, Cumulative Effect of Change in Accounting Principle-$(2.52).

(2) As of January 1, 1994, the Company changed its revenue recognition policy for earned interests. See Note 2 to the Company's financial statements. Accordingly, 1996, 1995, and 1994 "Earned Interests and Fees" does not include earned interests revenues.

(3) Amounts have been retroactively restated in all periods presented to give recognition to an equivalent change in capital structure as a result of a 10% stock dividend in September 1994. See Note 1 to the Company's financial statements.

          1992               1991               1990              1989              1988               1987            1986
---------------------------------------------------------------------------------------------------------------------------

   $12,420,222         $8,361,771         $7,328,190        $3,984,835        $2,838,433         $2,097,815        $954,269
    $3,443,777         $3,362,800         $2,149,079        $1,651,839        $1,118,794         $1,065,820      $1,108,410
    $2,716,277         $2,231,729         $9,882,953        $8,802,816        $8,073,530         $7,956,895      $2,393,371
      $113,387           $192,694           $705,786          $260,286          $165,909           $125,459         $40,174
      $515,931           $541,502           $323,981          $232,261          $488,131           $452,059        $471,486
   $19,209,594        $14,690,496        $20,389,989       $14,932,037       $12,684,797        $11,698,048      $4,967,710

    $4,687,519         $3,748,741        $10,811,044        $8,716,673        $7,040,165         $6,632,631      $1,948,431

    $4,084,760         $2,512,815         $7,170,642        $5,709,098        $4,678,317         $4,024,003      $1,108,314

    $6,349,080         $5,911,588         $4,813,435        $2,751,381          $393,564         $1,705,616      $1,189,179
---------------------------------------------------------------------------------------------------------------------------

     6,135,044          5,363,299          5,278,578         4,663,322         4,452,163          4,383,969       4,326,300
         $0.67              $0.47              $1.36             $1.22             $1.05              $0.92           $0.26
         $0.67              $0.47              $1.36             $1.22             $1.05              $0.92           $0.26
     5,968,579          4,955,134          4,848,315         4,764,862         4,068,968          4,025,108       3,949,500
         $8.26              $7.80              $7.36             $5.84             $3.88              $2.70           $1.68

         $8.64             $10.00             $11.71            $12.27             $9.55             $16.94           $4.89
         $5.12              $4.77              $7.62             $6.36             $6.14              $3.75           $1.14
         $8.30              $5.45              $9.43            $10.45             $6.25              $6.82           $3.75
---------------------------------------------------------------------------------------------------------------------------

    $3,729,851         $2,950,245         $3,107,451        $2,185,276          $898,962           $561,509        $290,582
         $0.61              $0.55              $0.59             $0.47             $0.20              $0.13           $0.07
         $0.61              $0.55              $0.59             $0.47             $0.20              $0.13           $0.07
---------------------------------------------------------------------------------------------------------------------------

   $30,830,173        $47,859,278        $72,537,521       $54,818,404        $9,304,370         $8,396,944      $6,924,548

   $64,301,509        $47,655,917        $41,952,212       $27,935,170       $19,973,454        $13,092,526      $6,913,487
  $100,243,469       $101,421,573       $118,227,480       $85,007,293       $31,463,220        $23,745,504     $15,731,279

   $27,876,687        $50,851,447        $71,514,938       $49,354,128        $9,756,431         $8,342,755      $6,535,890
            $0                 $0                 $0                $0                $0                 $0              $0
   $50,962,183        $62,761,217        $82,559,406       $57,198,476       $15,694,272        $12,874,849      $9,114,611

   $49,281,286        $38,660,356        $35,668,074       $27,808,817       $15,768,948        $10,870,655      $6,616,668
---------------------------------------------------------------------------------------------------------------------------
           178                171                164               131               116                 94              55










Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following  discussion  should be read in conjunction with the Company's
Consolidated Financial Statements and Notes thereto.

General

     Swift Energy Company's principal corporate objectives are the accumulation of crude oil and natural gas reserves for current and future production and sale and the enhancement of the net present value of those reserves. The Company was formed in 1979 and from 1985 to 1991 grew primarily through the acquisition of producing properties funded through limited partnership financing. Commencing in 1991, the Company began to reemphasize the addition of reserves through increased exploration and development drilling activity. This emphasis on exploration and development drilling has led to additions of increasing quantities of reserves in each of the years 1994, 1995, and 1996.

     The  Company's  revenues  are  primarily  comprised  of oil and  gas  sales attributable  to  properties  in which the  Company  owns a direct  or  indirect interest. Additionally, prior to 1994, the Company recorded earned interests and fees from limited partnerships and joint ventures.  Earned interests represented revenues in the form of interests  in proved  developed  oil and gas  properties conveyed to limited  partnerships  and joint ventures  formed in connection with the Company's  organization  and  management of limited  partnerships  and joint
ventures,   representing   the   difference   between  the   Company's   capital
contributions  to each  limited  partnership  or joint  venture  and its  earned revenue  interest in the limited  partnership's or venture's  properties  (based upon the expected levels of cash  distributions to the limited partners or joint
ventures).   Effective   January  1,  1994,  the  Company  changed  its  revenue
recognition  policy for earned interests.  The cumulative effect in 1994 of this change in accounting  principle resulted in a one-time accounting  adjustment of
$16.8 million, or a loss of $2.52 per share (after reduction for income taxes of
$8.6 million),  from applying the new method retroactively.  Under the Company's current  method of  accounting,  such amounts will not be  recognized as income, thereby reducing the Company's  investment in oil and gas property.  The Company believes  the  change in policy  results in  financial  statements  that  better reflect its business focus and that are more  comparable to prevalent  practices in the oil and gas exploration and production industry.

     In May 1992,  the Company  purchased  interests  in certain  wells from the
Manville  Corporation  for $14.3 million  using funds  provided by the Company's sale of a volumetric  production  payment in these properties to a subsidiary of
Enron  Corp.  Net  proceeds  from  the  sale  of  the   production   payment  of
approximately $13.8 million were recorded as deferred revenues. Deliveries under the  volumetric  production  payment are recorded as oil and gas sales  revenues which are offset by a corresponding  reduction of deferred revenues.  Under this arrangement, the Company is required to deliver a fixed quantity of hydrocarbons produced  from the  properties  over  specified  periods  through  October 2000.
Volumes  remaining  to be  delivered  under the  volumetric  production  payment
(approximately  3.0 Bcfe) are not  included in the  Company's  proved  reserves.
Under the volumetric production payment,  hydrocarbons produced in excess of the amount required to be delivered are sold by the Company for its own account.

     The  statements  contained  in this  Annual  Report on Form  10-K  ("Annual
Report") that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report, including those regarding the Company's financial results, levels of oil and gas production or revenues, capital expenditures, and capital resource activities, could differ materially from those estimated. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, and fluctuations in oil and natural gas prices, as well as the risks and uncertainties set forth from time to time in the Company's other public reports, filings, and public statements.

     Proved  Oil and Gas  Reserves.  From  1994 to 1995,  the  Company's  proved natural  gas  reserves  increased  67.3 Bcf (88%) and its  proved  oil  reserves increased  868,714  barrels  (19%).  In 1996,  the Company's  proved natural gas reserves  increased 82.2 Bcf (57%) and its proved oil reserves  increased 62,328 barrels (1%). As detailed in Note 9 to the Company's financial  statements,  the composition  of these  reserves has shifted,  with proved  undeveloped  reserves comprising 37.9 Bcfe or 37% of total proved reserves at year end 1994, 74.7 Bcfe or 42% of total proved reserves at year end 1995, and 101.5 Bcfe or 39% of total proved reserves at year end 1996.  This shift reflects the increased  portion of
the  Company's   reserves   generated  by  recent  exploration  and  development
activities,  resulting in additions of substantial proved undeveloped  reserves.
The Company's  additions to proved reserves from its exploration and development program were 118.2 Bcfe in 1996, 72.4 Bcfe in 1995, and 24.8 Bcfe in 1994.

     Proved developed reserves additions in 1996 resulted from drilling activity
(which  increased  undeveloped  reserves to a much larger degree),  revisions of previous  quantities  estimates and higher year end 1996 prices. The increase in the Standardized  Measure of Discounted Future Net Cash Flows (see Note 9 to the
Company's  financial  statements)  and in the Estimated  Present Value of Proved
Reserves  (see page  7--"Oil and Gas  Reserves")  from year end 1995 to year end
1996 is due to the addition of reserves through the Company's  drilling activity
(primarily  in the AWP  Olmos  Field and the  Austin  Chalk  trend),  to the 85%
increase in year end 1996 natural gas prices ($4.47 per Mcf versus $2.41 per Mcf at year end 1995),  and to the 31% increase in year end 1996 oil prices  ($23.75 per Bbl at year end 1996, compared to $18.07 per Bbl a year earlier).

     Under the Securities and Exchange Commission guidelines, the Company's estimates of cash flows from proved reserves are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. The $4.47 per Mcf and the $23.75 per barrel were prices in effect as of year end 1996 and may not be indicative of future sales prices received.

Liquidity and Capital Resources

     In 1991, the Company's strategy shifted toward an increased reliance on exploration and development activities, and the Company has significantly expanded reserves added through these efforts. Previously, the Company relied on limited partnership capital as its principal financing vehicle to fund its acquisitions of producing properties. As a result of this shift in strategy, the Company has reduced its reliance on cash flows generated from and capital raised through limited partnerships. Cash and working capital are provided through internally generated cash flows and debt and equity financing.

     During the first half of 1995, the Company used a combination of bank financing, internally generated cash flows, and partnership financing to fund its operations. In the third quarter of 1995, the Company realized $45.7 million in net proceeds from an offering of common stock that provided sufficient capital to repay its bank financing and finance its capital expenditures for the second half of 1995. During the first ten months of 1996, the Company relied upon internally generated cash flows and bank borrowings to fund its capital expenditures. In November 1996, the Company realized $110.45 million in net proceeds from an offering of 6.25% Convertible Subordinated Notes due 2006 that provided sufficient capital to repay the Company's bank financing and finance its capital expenditures during the remainder of 1996 and is expected to provide, along with internally generated cash flows, for capital expenditures and working capital needs through 1997. Described below are the major elements of the Company's liquidity and capital resources.

     Net Cash Provided by Operating  Activities.  In 1996,  1995,  and 1994, the
Company's  operating  activities  provided  net  cash of  $37.1  million,  $14.4 million, and $10.4 million, respectively.  These increases were primarily due to increased  production volumes and higher product prices, as discussed below. The
1996 increase of $22.7 million in net cash from  operations was primarily due to the cash flows from oil and gas sales,  which  increased  $30.4 million  (146%), exclusive of the non-cash  amortization of deferred revenues associated with the
Company's  volumetric  production  payment,  partially  offset by a $1.6 million increase in oil and gas production  costs and a $1.1 million increase in general and  administrative  costs. This increase in oil and gas sales was primarily the result of the Company's  recent increase in drilling  activity and product price increases as described  below.  The 1995  increase of $4.0 million was primarily due to an increase in cash flows from oil and gas sales,  which  increased  $2.9 million  (16%),  exclusive of the  non-cash  amortization  of deferred  revenues associated with the Company's  volumetric  production payment.  During 1995, the
Company  also had a $.7 million  increase in other  revenues,  and a $.7 million decrease in interest expense, partially offset by a $1.2 million increase in oil and gas production costs.

         Sale of Convertible Subordinated Notes. In November 1996, the Company issued $115.0 million of 6.25% Convertible Subordinated Notes due November 15,
2006, in a public offering. Proceeds of the offering were used for repayment in full of all the Company's bank borrowings ($33.1 million on November 25, 1996) and for capital expenditures for the remainder of 1996, with the remainder of the proceeds to be used, along with internally generated cash flows, to fund capital expenditures and working capital needs. The principal terms of these Notes are more fully described in Note 5 to the Company's financial statements.

     1995 Stock  Offering.  During the third  quarter of 1995,  the Company sold
5.75 million shares of common stock in a public offering at $8.50 per share, with net proceeds of $45.7 million principally used to repay outstanding indebtedness and finance the Company's exploration and development activities.

     Other Financing  Activities.  On June 30, 1993, the Company issued the 6.5%
Convertible Subordinated Debentures due 2003 in the amount of $28.75 million in a public offering. Proceeds of the offering were used primarily to acquire producing oil and gas properties and to finance the Company's expanding exploration and development program. As described in Note 5 to the Company's financial statements included herein, in August 1996 the 6.5% Convertible
Subordinated Debentures were converted by their holders into 2.34 million shares of the Company's common stock following the Company's July 1996 announcement that the 6.5% Debentures would be redeemed in August 1996, unless earlier converted. As a result of this conversion, the Company's stockholders' equity increased approximately $27.65 million.

     Credit Facilities. Recently, the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities.
Formerly, the Company established credit facilities which were used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures and to provide working capital. These credit facilities consist of a $100.0 million unsecured revolving line of credit with a $5.0 million borrowing base and a $7.0 million secured revolving line of credit with a $2.0 million borrowing base. The principal terms and restrictions of these credit facilities are described in Note 4 to the Company's financial statements included herein.

     At December 31, 1996, the Company had no outstanding balances under these borrowing arrangements, since those borrowings were repaid with proceeds from the Company's 6.25% Convertible Subordinated Notes offering in 1996. The borrowings since year end 1995 were used, along with internally generated cash flows, principally to fund the Company's 1996 capital expenditures described below. At December 31, 1995, the Company also had no outstanding balances under these borrowing arrangements, since those borrowings were repaid with proceeds from the Company's 1995 stock offering.

     Partnership Programs. Between 1991 and 1995, the Company offered interests in oil and gas production partnerships under its Swift Depositary Interests
("SDI") offering, and since late 1993 has offered private partnerships formed to drill for oil and gas. The SDI program concluded at the end of 1995. Four SDI partnerships were formed during 1995, with total subscriptions of approximately
$12.4 million,  compared to $32.1 million raised in eight 1994 SDI partnerships.
In 1996, three drilling partnerships were formed, with total subscriptions of approximately $22.0 million compared to $15.9 million of subscriptions raised in three drilling partnerships in 1995 and $2.6 million raised in one partnership in 1994. The Company anticipates that it will continue to offer the drilling partnerships for the foreseeable future.





     At December 31, 1996,  limited  partnership  formation and marketing  costs
(which under the current drilling partnership offerings are borne by the Company as part of the Company's general partner contribution) amounted to $511,000, a decrease of $348,000 when compared with the balance at December 31, 1995. Upon the Company's decision to conclude the SDI offering in December 1995, the remaining limited partnership formation and marketing costs related to the SDI offering (approximately $1.75 million) were transferred to the oil and gas properties account.

     During 1996, the limited partners in 18 partnerships, which had been in operation over nine years and had produced a substantial majority of their reserves, voted to sell their remaining properties and liquidate the limited partnerships. In 1996, 10 of the earliest public income partnerships were liquidated, and in early 1997 eight private drilling partnerships will be liquidated. The Company intends to make similar proposals to other partnerships for an orderly sale of their properties and liquidation of the partnerships over the next several years. The Company may offer to acquire certain portions of the remaining property interests owned by these limited partnerships.

     Working Capital. The Company's working capital increased significantly from $3.2 million at December 31, 1995, to $68.7 million at December 31, 1996. This increase is primarily the result of the receipt of net proceeds from the 6.25%
Convertible Subordinated Notes offerings in November 1996.

     Since year end 1995, the Company's receivable account from limited partnerships decreased significantly due to (a) repayments made with funds generated from property sales proceeds realized by these partnerships and (b) an increase in oil and gas prices received by these partnerships. Both of these increased the cash flows of the partnerships, thus allowing them to reduce their balances owed to the Company.

     Due  to the  nature  of  the  Company's  business  highlighted  above,  the individual  components of working capital fluctuate  considerably from period to
period.  The  Company  incurs  significant   working  capital   requirements  in
connection with its role as operator of approximately 840 wells, its accelerated drilling  programs,  and the  management  of  affiliated  partnerships.  In this capacity,  the Company is responsible for certain  day-to-day  cash  management, including the  collection and  disbursement  of oil and gas revenues and related expenses.

     Capital Expenditures. The Company's capital expenditures were approximately
$91.5  million,  $40.0  million,  and $34.5  million for 1996,  1995,  and 1994, respectively.  The 1996 capital expenditures  included (a) $69.1 million (75% of
1996 capital expenditures) on developmental drilling (primarily in the AWP Olmos
Field and Austin Chalk trend),  (b) $2.7 million (3%) on  exploratory  drilling,
(c) $12.7  million  (14%) on prospect  costs  (principally  prospect  leasehold, seismic and geological costs of unproven  prospects for the Company's  account),
(d) the purchase of $1.5 million (2%) of limited partner interests in previously formed  partnerships  through the right of presentment  arrangement  provided in
those  partnerships,   (e)  $3.7  million  (4%)  invested  in  foreign  business
opportunities in Russia ($2.7 million), in Venezuela ($0.5 million),  and in New
Zealand  ($0.5  million),  as  described  in Note 9 to the  Company's  financial statements,  and (f) $1.8  million  (2%)  spent on fixed  assets.  In 1996,  the
Company  participated  in drilling 153 wells (11 exploratory and 142 development wells with 7 exploratory  successes and 134 development  successes).  The steady growth in the Company's unproved property account, which is not being amortized, is  indicative  of the shift to a focus on  drilling  activity,  as the  Company acquires  prospect  acreage.  This unproved  property account also reflects $3.7 million  of  capital  expenditures  in 1996 made in  relation  to the  Company's foreign business opportunities, as described above.

     Capital  expenditures  for 1997 are  estimated to be  approximately  $113.0 million,  including  investments  in all areas in which 1996  capital was spent.
Approximately  $85.0 million of the 1997 budget is allocated to exploration  and development  drilling,  with  approximately 83% to be spent in the Company's two primary development areas in Texas. The Company's plan anticipates  drilling 158 development and 20 exploratory wells in 1997.

     The Company believes that 1997's anticipated internally generated cash flows (expected to increase as the Company's production base increases as a result of its accelerated drilling program), together with the remainder of the net proceeds from the November 1996 Convertible Subordinated Notes offering, will be sufficient to finance the costs associated with its 1997 budgeted capital expenditures. Further liquidity needs may also be met by its existing credit facilities.

Results of Operations

     Revenues. The Company's revenues in 1996 increased by 110% over revenues in 1995 and by 14% in 1995 over 1994 revenues, principally due to increases in oil and gas sales revenues.

     Oil and Gas Sales. The Company's net sales volumes in 1996 (including the volumetric production payment associated with each year's production) increased by 74% (8.3 Bcfe) over net sales volumes in 1995, while 1995 net sales volumes increased by 17% (1.6 Bcfe) over net sales volumes in 1994. Combined oil and gas sales revenues in 1996 increased by 134% ($30.2 million) over those revenues for 1995, while in 1995 those revenues increased by 14% ($2.7 million) over oil and gas sales in 1994. Average prices for oil increased from $14.35 per Bbl in 1994 to $15.66 per Bbl in 1995 and to $19.82 per Bbl in 1996, while average gas prices decreased from $1.93 per Mcf in 1994 to $1.77 per Mcf in 1995 and then rose significantly to $2.57 per Mcf in 1996. The Company's $30.2 million increase in oil and gas sales during 1996 was comprised of volume variances of $13.8 million from the 7.8 Bcf increase in gas sales volumes and $1.2 million from the 78,000-barrel increase in oil sales volumes, while price variances contributed $12.7 million from the increase in average gas prices received and $2.5 million from the increase in average oil prices received.

     The increase in oil and gas sales for 1996 was primarily the result of production from the Company's accelerated drilling program, most notably from the Company's two primary development areas, the AWP Olmos Field and the Austin
Chalk trend. The Company's 1996 oil and gas sales from the AWP Olmos Field were $29.8 million ($5.3 million in 1995) from 11.1 Bcfe of net sales volumes (3.4
Bcfe in 1995) for an increase of 7.7 Bcfe, while the Austin Chalk trend generated oil and gas sales of $10.1 million ($4.4 million in 1995) from 3.6
Bcfe of net sales volumes (2.1 Bcfe in 1995) for an increase of 1.5 Bcfe.

     The increase in oil and gas sales for 1995 was also primarily the result of the Company's development drilling in the AWP Olmos Field and the Austin Chalk trend. The Company began drilling on additional acreage adjacent to its original leasehold acreage in the AWP Olmos Field during the second quarter of 1995, which resulted in oil and gas sales of $2.3 million from 1.0 Bcfe of net sales volume. Austin Chalk trend wells that were placed into production during 1995 contributed oil and gas sales of $3.1 million from 1.6 Bcfe of net sales volume. As a percentage of total revenues, oil and gas sales rose from 78% of total revenues in 1994 to 87% of total revenues in 1996.

     Supervision Fees. These fees continue to increase, having grown from $3.75 million in 1994 to $3.84 million in 1995 to $4.47 million in 1996, due to the annual escalation in well overhead rates and the increase in drilling activity by the Company, which in turn increases the drilling well overhead portion of such fees.

     Costs and Expenses.  General and administrative  expenses in 1996 increased
$1.1 million (21%) over such expenses in 1995, while 1995 general and administrative expenses increased $58,000 (1%) over 1994. The increase in costs in 1996 reflects the increase in the Company's activities. However, the Company's general and administrative expenses per Mcfe produced decreased from $0.54 per Mcfe produced in 1994 to $0.47 per Mcfe produced in 1995 and $0.33 per Mcfe produced in 1996. The majority of the companies in the oil and gas industry treat supervision fees as a reduction of their general and administrative expenses. If the Company were to follow this practice, these expenses net of supervision fees would have decreased to $0.15 per Mcfe produced in 1994, $0.13 per Mcfe produced in 1995, and $0.10 per Mcfe produced in 1996.

     Depreciation, depletion, and amortization (DD&A) has steadily increased, primarily due to the Company's reserves additions and associated costs and to the related sale of increased quantities of oil and gas therefrom. The Company's
DD&A rate per Mcfe of production was $0.82 in 1994, $0.79 in 1995, and $0.85 in 1996, reflecting variations in the per unit cost of reserves additions. Since
1994, DD&A also has been favorably affected by the reduction in the Company's oil and gas properties account as a result of the change in accounting principle relating to earned interests which occurred in 1994 as discussed in Note 2 to the Company's financial statements.

     Production costs in 1996 increased $1.6 million (23%) over such expenses in 1995, while those expenses in 1995 increased $1.2 million (21%) over 1994. The increases in each of the periods relate to the increase in the Company's oil and gas sales volumes. However, the Company's production costs per Mcfe produced have decreased to $0.43 in 1996, from $0.61 and $0.59 per Mcfe produced in 1995 and 1994, respectively. As discussed above, the Company's increase in production is primarily through its drilling activities in the AWP Olmos Field and the Austin Chalk trend, where the Company already has an established operating base.
The increase in production costs is partially offset by an exemption in these same fields from the 7.5% Texas severance tax applicable to gas production from certain natural gas wells certified to be in tight formations or to be deep wells by the Texas Railroad Commission. Additionally, commencing September 1,
1996, certain wells certified as "high cost gas" wells are entitled to a reduction of severance tax based upon a formula amount. Therefore, the increase in drilling activity and production has not been accompanied by a proportionate increase in operating costs. This tax exemption has had a positive impact on the Company's production costs during 1995 and 1996, although under the new rules, the proportionate amount of the exemption is likely to be reduced in future periods.

     Interest expense in 1996 on the Debentures, including amortization of debt issuance costs, totaled $1.0 million ($2.0 million in 1995 and $2.0 million in 1994), while interest expense on the credit facilities, including commitment fees, totaled $1.1 million ($1.7 million in 1995 and $1.7 million in 1994), and interest expense on the Notes, including amortization of debt issuance costs, totaled $0.7 million for a 1996 total of $2.8 million (of which $2.1 million was capitalized). The 1995 total was $3.7 million (of which $2.6 million was capitalized), while the 1994 total was $3.7 million (of which $1.9 million was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The lower amount of interest expense in 1996 was attributable to a smaller average balance under the Company's credit lines necessary to finance the Company's capital expenditures, as well as paying only six months of interest on the Debentures, as they were converted into common stock in the third quarter of 1996.

     Net Income  (Loss).  Net income of $19.0  million and earnings per share of
$1.40 for 1996 were 287% and 159% higher, respectively,  than net income of $4.9 million and  earnings  per share of $0.54 in 1995.  This  increase in net income primarily  reflected the effect of a 134% increase in oil and gas sales revenues as a result of a 98% increase in natural gas production, a 14% increase in crude oil production, and product price improvements. The lower percentage increase in
earnings  per  share  reflects  a  49%  increase  in  weighted   average  shares
outstanding  for the period,  as a result of the sale of 5.75 million  shares of common stock in the third quarter of 1995 and the  conversion of the  Debentures into 2.34  million  shares of common  stock in the third  quarter  of 1996.  The
Company's  consolidated  effective tax rate was 33.9%, 28.7%, and 23.0% in 1996,
1995, and 1994, respectively.

     Net income of $4.9  million and  earnings  per share of $0.54 for 1995 were
32% higher and 4% lower, respectively,  than "income before cumulative effect of change in accounting  principle" of $3.7 million and earnings per share of $0.56 in 1994.  The increase in net income in 1995 was primarily due to an increase in production  volumes  and the  related  oil and gas  sales  therefrom.  The  1995 decrease in earnings  per share  reflected  a 37%  increase in weighted  average shares  outstanding  for the  period,  as a result of the sale of $5.75  million shares of common stock in the third quarter of 1995.

     Net loss for 1994 of $13.0 million included a cumulative effect of a change in accounting principle (see Note 2 to the Company's financial statements) of $16.8 million.







Item 8. Financial Statements and Supplementary Data
-------------------------------------------------------------------------------

Report of Independent Public Accountants.....................................19

Consolidated Balance Sheets..................................................20

Consolidated Statements of Income............................................21

Consolidated Statements of Stockholders' Equity..............................22

Consolidated Statements of Cash Flows........................................23

Notes to Consolidated Financial Statements...................................24

  1.  Summary of Significant Accounting Policies.............................24
  2.  Change in Accounting Principle.........................................26
  3.  Provision for Income Taxes.............................................26
  4.  Bank Borrowings........................................................27
  5.  Long-Term Debt.........................................................27
  6.  Commitments and Contingencies..........................................28
  7.  Stockholders' Equity...................................................28
  8.  Related-Party Transactions.............................................29
  9.  Oil and Gas Producing Activities.......................................29
  10. Quarterly Results (Unaudited)..........................................33

-------------------------------------------------------------------------------





Report of Independent Public Accountants

To the Stockholders and Board of Directors of Swift Energy Company:

     We have  audited  the  accompanying  consolidated  balance  sheets of Swift
Energy Company (a Texas corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December
31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements,  effective
January 1, 1994, the Company changed its method of accounting for earned interests.



                                                             ARTHUR ANDERSEN LLP
Houston, Texas
February 10, 1997





Consolidated Balance Sheets
--------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

                                                                                    December 31,
                                                                               1996              1995
                                                                          -------------    ---------------
ASSETS
Current Assets:
   Cash and cash equivalents............................................. $  77,794,974    $    7,574,512
   Accounts receivable--
      Oil and gas sales..................................................    13,637,390        14,765,336
      Associated limited partnerships and joint ventures.................     6,396,149        16,108,298
      Joint interest owners..............................................     3,079,619         4,044,817
   Other current assets..................................................       711,346           887,491
                                                                          -------------    ---------------
         Total Current Assets                                               101,619,478        43,380,454
                                                                          =============    ===============
Property and Equipment:
   Oil and gas, using full-cost accounting
      Proved properties being amortized ................................    216,310,033       132,673,707
      Unproved properties not being amortized...........................     27,620,462        20,652,151
                                                                          -------------    ---------------
                                                                            243,930,495       153,325,858
Furniture, fixtures, and other equipment................................      5,729,228         4,367,719
                                                                          -------------    ---------------
                                                                            249,659,723       157,693,577
Less-- Accumulated depreciation, depletion, and amortization............    (46,685,736)      (30,169,303)
                                                                          -------------    ---------------
                                                                            202,973,987       127,524,274
                                                                          -------------    ---------------
Other Assets:
   Receivables from associated limited partnerships, net of current
   portion..............................................................        759,711         2,332,355
   Limited partnership formation and marketing costs....................        510,607           858,559
   Deferred charges.....................................................      4,511,481         1,157,065
                                                                          -------------    ---------------
                                                                              5,781,799         4,347,979
                                                                          -------------    ---------------

                                                                          $ 310,375,264    $  175,252,707
                                                                          =============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities.............................  $  20,416,589    $   23,075,982
   Payable to associated limited partnerships...........................      1,444,648            16,983
   Undistributed oil and gas revenues...................................     11,054,379        17,040,304
                                                                          -------------    ---------------
          Total Current Liabilities......................................    32,915,616        40,133,269
                                                                          -------------    ---------------

Long-Term Debt..........................................................    115,000,000        28,750,000
Deferred Revenues.......................................................      4,404,081         6,063,467
Deferred Income Taxes...................................................     15,293,957         6,960,006

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none outstanding..................................................             --                --
   Common stock, $.01 par value, 35,000,000 shares authorized,
      15,176,417 and 12,509,700 shares issued and outstanding,
      respectively......................................................        151,764           125,097
   Additional paid-in capital...........................................    102,018,861        71,133,979
   Unearned ESOP compensation...........................................       (521,354)               --
   Retained earnings....................................................     41,112,339        22,086,889
                                                                          -------------     --------------
                                                                            142,761,610        93,345,965
                                                                          -------------     --------------

                                                                          $ 310,375,264    $  175,252,707
                                                                          =============    ==============


See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Income
--------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries


                                                                                        Year Ended December 31,
                                                                            -----------------------------------------------
                                                                                  1996            1995              1994
                                                                            --------------   -------------    ------------
Revenues:
   Oil and gas sales....................................................... $   52,770,672   $  22,527,892    $ 19,802,188
   Fees from limited partnerships and joint ventures.......................        937,238         590,441         701,528
   Supervision fees........................................................      4,470,206       3,838,815       3,751,061
   Interest income.........................................................        433,352         212,329          47,980
   Other, net..............................................................      2,156,764       1,761,568       1,072,535
                                                                            --------------   -------------    ------------
                                                                                60,768,232      28,931,045      25,375,292
                                                                            --------------   -------------    ------------
Costs and Expenses:
   General and administrative, net of reimbursement........................      6,385,067       5,256,184       5,197,899
   Depreciation, depletion, and amortization...............................     16,526,379       8,838,657       7,904,801
   Oil and gas production..................................................      8,377,044       6,826,306       5,639,630
   Interest expense, net...................................................        693,959       1,115,361       1,795,133
                                                                            --------------   -------------    ------------
                                                                                31,982,449      22,036,508      20,537,463
                                                                            --------------   -------------    ------------

Income Before Income Taxes.................................................     28,785,783       6,894,537       4,837,829

Provision for Income Taxes.................................................      9,760,333       1,982,025       1,112,158
                                                                            --------------   -------------    ------------
Income Before Cumulative Effect of Change in Accounting Principle..........     19,025,450       4,912,512       3,725,671

Cumulative Effect of Change in Accounting Principle........................             --              --     (16,772,698)
                                                                            --------------   -------------    ------------
Net Income (Loss).......................................................... $   19,025,450   $   4,912,512    $(13,047,027)
                                                                            ==============   =============    ============
Per Share Amounts--
   Primary:
   Income Before Cumulative Effect of Change in Accounting Principle....... $         1.40   $        0.54    $       0.56
                                                                            ==============   =============    ============

   Cumulative Effect of Change in Accounting Principle..................... $           --   $          --    $      (2.52)
                                                                            ==============   =============    ============

   Net Income (Loss)....................................................... $         1.40   $        0.54    $      (1.96)
                                                                            ==============   =============    ============

   Fully Diluted:
   Income Before Cumulative Effect of Change in Accounting Principle....... $         1.37   $        0.54    $       0.56
                                                                            ==============   =============    ============

   Cumulative Effect of Change in Accounting Principle..................... $           --   $          --    $      (2.52)
                                                                            ==============   =============    =============

   Net Income (Loss)....................................................... $         1.37   $        0.54    $      (1.96)
                                                                            ==============   =============    ============

Weighted Average Shares Outstanding........................................     13,637,182       9,122,857       6,644,248
                                                                            ==============   =============    ============


Pro forma amounts assuming change in accounting for earned interests is applied retroactively (see Note 2)--

Net Income................................................................................................... $  3,725,671
Per Share Amounts--
   Primary................................................................................................... $       0.56
   Fully Diluted............................................................................................. $       0.56


See accompanying notes to Consolidated Financial Statements.

Consolidated  Statements  of  Stockholders'  Equity
--------------------------------------------------------------------------------
Swift  Energy  Company  and Subsidiaries


                                                                                 Unearned
                                                                    Additional     ESOP
                                                        Common        Paid-In     Compen-      Retained
                                                       Stock(1)       Capital      sation       Earnings           Total
                                                      ----------  ------------- -----------  -------------   -------------
Balance, December 31, 1993............................$   60,011  $   17,515,417 $       --  $  36,890,286   $  54,465,714
  Stock issued for benefit plans (26,488 shares)......       265         271,176         --             --         271,441
  Stock options exercised (21,472 shares).............       214         176,808         --             --         177,022
  Employee stock purchase plan (29,840 shares)........       298         259,683         --             --         259,981
  10% stock dividend (606,262 shares).................     6,063       6,662,819         --     (6,668,882)             --
  Net loss............................................        --              --         --    (13,047,027)    (13,047,027)
                                                      ----------  -------------- ----------   ------------    ------------

Balance, December 31, 1994............................$   66,851  $   24,885,903 $       --  $  17,174,377   $  42,127,131
  Stock issued for benefit plans (31,113 shares)......       311         283,463         --             --         283,774
  Stock options exercised (5,761 shares)..............        58          33,736         --             --          33,794
  Employee stock purchase plan (37,689 shares)........       377         289,465         --             --         289,842
  Stock issued in public offering (5,750,000 shares)..    57,500      45,641,412         --             --      45,698,912
  Net income..........................................        --              --         --      4,912,512       4,912,512
                                                      ----------  -------------- ----------  -------------    ------------

Balance, December 31, 1995............................$  125,097  $   71,133,979 $       --  $  22,086,889   $  93,345,965
  Stock issued for benefit plans (30,015 shares)......       300         347,345         --             --         347,645
  Stock options exercised (257,207 shares)............     2,572       2,630,959         --             --       2,633,531
  Employee stock purchase plan (36,387 shares)........       364         272,178         --             --         272,542
  Loan to ESOP for purchase of shares.................        --              --   (568,750)            --        (568,750)
  Amortization of ESOP................................        --           5,382     47,396             --          52,778
  Debenture conversion (2,343,108 shares).............    23,431      27,629,018         --             --      27,652,449
  Net income..........................................        --              --         --     19,025,450      19,025,450
                                                      ----------  -------------- ----------  -------------   -------------

Balance, December 31, 1996............................$  151,764  $  102,018,861 $ (521,354) $  41,112,339   $ 142,761,610
                                                      ==========  ============== ==========  =============   =============



(1)$.01 par value.







See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

                                                                                        Year Ended December 31,
                                                                                 1996              1995             1994
                                                                           --------------   --------------   -------------
Cash Flows from Operating Activities:
   Net income (loss).......................................................$   19,025,450   $    4,912,512   $ (13,047,027)
   Adjustments to reconcile net income to net cash provided
         by operating activities--
      Depreciation, depletion, and amortization............................    16,526,379        8,838,657       7,904,801
      Deferred income taxes................................................     8,449,283        2,326,162         963,324
      Deferred revenue amortization related to production payment..........    (1,670,172)      (1,787,974)     (1,993,863)
      Cumulative effect of change in accounting principle..................            --               --      16,772,698
      Other ...............................................................       140,047          112,890         105,180
      Change in assets and liabilities--
         Increase in accounts receivable...................................    (5,008,592)        (488,599)       (762,789)
         Increase (decrease) in accounts payable and accrued liabilities,
             excluding income taxes payable................................      (444,966)       1,074,532         142,883
         Increase (decrease) in income taxes payable.......................        85,149         (611,717)        309,307
                                                                           --------------   --------------   -------------

            Net Cash Provided by Operating Activities......................    37,102,578       14,376,463      10,394,514
                                                                           --------------   --------------   -------------
Cash Flows from Investing Activities:
   Additions to property and equipment.....................................   (91,487,176)     (40,032,944)    (34,531,180)
   Proceeds from the sale of property and equipment........................     2,247,799          230,242         861,073
   Net cash received (distributed) as operator of oil and gas properties...    (2,074,104)       7,662,419        (229,351)
   Net cash received (distributed) as operator of partnerships and
      joint ventures.......................................................    11,284,793        5,316,693      (1,408,031)
   Other...................................................................           840          (41,181)        (25,320)
                                                                           --------------   --------------   -------------

            Net Cash Used in Investing Activities..........................   (80,027,848)     (26,864,771)    (35,332,809)
                                                                           --------------   --------------   -------------
Cash Flows from Financing Activities:
   Proceeds from long-term debt............................................   115,000,000               --              --
   Net proceeds from (payments of) short-term bank borrowings..............            --      (27,229,000)     24,579,000
   Net proceeds from issuances of common stock.............................     3,264,482       46,306,322         708,444
   Loan to ESOP for purchase of shares.....................................      (568,750)              --              --
   Payments of debt issuance costs.........................................    (4,550,000)              --              --
                                                                           --------------   --------------   -------------

            Net Cash Provided by Financing Activities......................   113,145,732       19,077,322      25,287,444
                                                                           --------------   --------------   -------------

Net Increase in Cash and Cash Equivalents..................................$   70,220,462   $    6,589,014   $     349,149

Cash and Cash Equivalents at Beginning of Year.............................     7,574,512          985,498         636,349
                                                                           --------------   --------------   -------------
Cash and Cash Equivalents at End of Year...................................$   77,794,974   $    7,574,512   $     985,498
                                                                           ==============   ==============   =============
Supplemental Disclosures of Cash Flows Information:

Cash paid during year for interest, net of amounts capitalized.............$      831,516   $       68,097   $   1,691,400
Cash paid during year for income taxes.....................................$      676,920   $      277,580   $      97,200






See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

1.    Summary of Significant Accounting Policies

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Swift Energy Company (Swift) and its wholly owned subsidiaries (collectively referred to as the "Company"), which are engaged in the acquisition, development, operation, and exploration of oil and natural gas properties, with particular emphasis on U.S. onshore natural gas reserves. The Company also has oil and gas investments in Russia, Venezuela, and New Zealand. The Company's investments in associated oil and gas partnerships and its joint ventures are accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each entity's assets, liabilities, revenues, and expenses is included in the appropriate classifications in the consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the consolidated statements. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

     The Company computes the provision for depreciation, depletion, and amortization of oil and gas properties on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties--including future development, site restoration, and dismantlement and abandonment costs but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. The cost of unproved properties not being amortized is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized.

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

     Deferred Charges and Other. Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the issuance of the Company's 6.5% Convertible Subordinated Debentures due 2003 (the "Debentures") in June 1993 were capitalized and through June 1996 were being amortized over the life of the Debentures. Due to the conversion of all outstanding Debentures into common stock in August 1996, the related unamortized costs ($1,097,551) were transferred to the Company's appropriate capital accounts in the third quarter of 1996. The issuance costs associated with the Company's 6.25% Convertible Subordinated Notes (the "Notes") sold in a public offering in November 1996 have been capitalized and are being amortized over the life of the Notes, which mature on November 15, 2006. The balance of these issuance costs at December 31, 1996 ($4,511,481) is net of accumulated amortization of $38,519.

     Limited Partnerships and Joint Ventures. Between 1991 and 1995 (and for prior periods), the Company formed limited partnerships and joint ventures for the purpose of acquiring interests in producing oil and gas properties and, since 1993, partnerships engaged in drilling for oil and gas reserves. The Company serves as managing general partner or manager of these entities. Because the Company serves as the general partner of these entities, under state partnership law it is contingently liable for the liabilities of these partnerships, virtually all of which are owed to the Company and are not material for any of the periods presented in relation to the partnerships' respective assets.

     Under the Swift Depositary Interests limited partnership offering ("SDI Offering"), which commenced in March 1991 and concluded in December 1995, the Company received a reimbursement of certain costs and a fee, both payable out of revenues. The Company bore all front-end costs of the offering and partnership formations for which it received an interest in the partnerships. Upon the Company's decision to conclude the SDI offering at the end of 1995, the remaining limited partnership formation and marketing costs related to the SDI offering (approximately $1,750,000) were accordingly transferred to the Company's oil and gas properties account.

     The Company acquires producing oil and gas properties and transfers those properties to the entities at cost, including interest, other carrying costs, closing costs, and screening and evaluation costs of properties not acquired, or in certain instances at fair market value based upon the opinion of an independent expert. These costs are reduced by net operating revenues from the effective date of the acquisition to the date of transfer to the entities. Such net operating revenue amounts totaled approximately $300,000, $600,000, and $4,100,000 in 1996, 1995, and 1994, respectively.

     Commencing September 15, 1993, the Company began offering, on a private placement basis, general and limited partnership interests in limited partnerships to be formed to drill for oil and gas. As managing general partner, the Company pays for all front-end costs incurred in connection with these offerings, for which the Company receives an interest in the partnerships. Through December 31, 1996, approximately $41.9 million had been raised in eight partnerships, one formed in each of 1993 and 1994, and three in each of 1995 and 1996. In July, September, and November 1996, the Company closed the sixth, seventh, and eighth partnerships with total subscriptions of approximately $4.9 million, $10.0 million, and $7.1 million, respectively. Costs of syndication and qualification of these limited partnerships incurred by the Company have been deferred. Under the current private limited partnership offerings, selling and formation costs borne by the Company serve as the Company's general partner contribution to such partnerships.

     During 1996, the limited partners in 18 partnerships, which had been in operation over nine years and have produced a substantial majority of their reserves, voted to sell their remaining properties and liquidate the limited partnerships. In 1996, 10 of the earliest public income partnerships were liquidated, and in early 1997 eight private drilling partnerships will be liquidated. The Company intends to make similar proposals to other partnerships for an orderly sale of their properties and liquidation of the partnerships over the next several years. The Company may offer to acquire certain portions of the remaining property interests owned by these limited partnerships.

     Hedging Activities. The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, the Company does engage periodically in certain limited hedging activities, but only to the extent of buying protection price floors for portions of its and the limited partnerships' oil and gas production (see page 6--"Price Risk Management"). Costs and/or benefits derived from these price floors are accordingly recorded as a reduction or increase in oil and gas sales revenue and were not significant for any year presented. The costs to purchase put options are amortized over the option period. The costs related to the open contracts totaled approximately $127,000 and had a market value of $68,400 as of December 31, 1996.

     Income (Loss) Per Share. Primary income (loss) per share has been computed using the weighted average number of common shares outstanding during the respective periods. Stock options and warrants outstanding do not have a dilutive effect on primary income (loss) per share. The Company's Debentures were not and the Notes are not common stock equivalents for the purpose of computing primary income (loss) per share.

     Primary income (loss) per share has been retroactively restated in all periods presented to give recognition to an equivalent change in capital structure as a result of a 10% stock dividend in September 1994, resulting in an additional 606,262 shares being issued.

     The calculation of fully diluted income (loss) per share assumes conversion of the Company's Notes as of the issuance date and Debentures as of the beginning of the period and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. For the periods presented in which the Debentures were outstanding, the conversion price of the Debentures was revised to reflect the 10% stock dividend declared in September 1994. The original conversion price was $13.50 per common share and the revised conversion price per common share was $12.27. Fully diluted income (loss) per share has also been retroactively restated for all periods presented to give effect to the resulting conversion price revision stemming from the 10% stock dividend. The weighted average number of shares used in the computation of fully diluted per share amounts was 14,512,242, 11,671,243, and 9,053,736 for the respective years ended December 31, 1996, 1995, and 1994.

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

     Deferred Revenues. In May 1992, as discussed in Note 9, "Oil and Gas Producing Activities," the Company purchased interests in certain wells using funds provided by the Company's sale of a volumetric production payment in these properties. Under the terms of the production payment agreement, the Company continues to own the properties purchased but is required to deliver a minimum quantity of hydrocarbons produced from the properties (meeting certain quality and heating equivalent requirements) over a specified period. Since entering into this agreement, the Company has met all scheduled deliveries. Net proceeds from the sale of the production payment were recorded as deferred revenues.
Deliveries under the production payment agreement are recorded as oil and gas sales revenues and a corresponding reduction of deferred revenues.

     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

     Credit Risk Due to Certain Concentrations. The Company extends credit to various companies in the oil and gas industry which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Company's overall credit risk. However, the Company believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Company extends credit.

     During the year ended December 31, 1996, three oil or gas purchasers each accounted for 10% or more of the Company's revenues, with those purchasers together accounting for 51%. Only one oil or gas purchaser accounted for 10% or more of the Company's revenues during the year ended December 31, 1995, with that purchaser accounting for approximately 12%. Because of the availability of other purchasers, the Company does not believe that the loss of any single oil or gas purchaser or contract would materially affect its sales.

     Fair Value of Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term debt was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term debt approximates the carrying amount as of December 31, 1996.
--------------------------------------------------------------------------------

2. Change in Accounting Principle

     In the fourth quarter of 1994, the Company changed its revenue recognition policy for earned interests, effective January 1, 1994. Under the Company's current method of accounting for earned interests, such amounts are not recognized as income, thereby reducing the Company's investment in oil and gas property. This change was made as the result of a transition in the Company's current business activities and changes in the oil and gas limited partnership syndication markets. The Company felt the change in policy resulted in more comparable financial statements in relation to its business focus and in comparison to its peers and competitors in the oil and gas exploration and production industry.

     The effect of the change was to increase 1994 income before cumulative effect of change in accounting principle by approximately $1,047,000 or $.16 per share. This increase was a result of the decrease in current year depletion expense more than offsetting the decrease in revenues as a result of not recognizing earned interests. The cumulative effect of this change in accounting principle resulted in a downward adjustment to earnings of $16,772,698 or $2.52 per share (after reduction for income taxes of $8,640,481) to retroactively apply the new method, thereby reducing net income in 1994. See Note 9 to the Company's financial statements for the effect this change had on oil and gas properties and accumulated depreciation, depletion, and amortization. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application, had the new method been in effect during the periods presented.
--------------------------------------------------------------------------------

3. Provision for Income Taxes

     The Omnibus Budget Reconciliation Act of 1993 (the "Act") was enacted on August 10, 1993. The Act contains several changes to federal income tax provisions, including an increase in the highest corporate tax rate from 34% to 35%, for companies with taxable income in excess of $10,000,000. The effect of the Act on income tax expense for the years ended December 31, 1996, 1995, 1994, and the Company's net deferred tax liability was not material.

     The following is an analysis of the consolidated income tax provision:

                                 Year Ended December 31,
                  ----------------------------------------------
                        1996            1995            1994
                  -----------     ------------      ------------
Current...........$   759,253     $   (344,137)     $    148,834
Deferred..........  9,001,080        2,326,162           963,324
                  -----------     ------------      ------------
Total.............$ 9,760,333     $  1,982,025      $  1,112,158
                  ===========     ============      ============


     There are differences between income taxes computed using the statutory rate (34% for 1996, 1995, and 1994) and the Company's effective income tax rates (33.9%, 28.7%, and 23.0% for 1996, 1995, and 1994, respectively), primarily as the result of certain tax credits available to the Company. Reconciliations of income taxes computed using the statutory rate to the effective income tax rates are as follows:

                                                                                     1996           1995            1994
                                                                                ------------    -----------    ------------
Income taxes computed at federal statutory rate................................ $  9,787,166    $ 2,344,143    $ 1,644,862
State tax provisions, net of federal benefits..................................       75,936         84,202         46,525
Nonconventional fuel source credit.............................................     (306,000)      (370,000)      (435,016)
Depletion deductions in excess of basis........................................      (26,520)       (34,000)       (30,895)
Other, net.....................................................................      229,751        (42,320)      (113,318)
                                                                                ------------    -----------    ------------
Provision for income taxes..................................................... $  9,760,333    $ 1,982,025    $ 1,112,158
                                                                                ============    ===========    ============

     The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 1996, 1995, and 1994, were as follows:

                                                                                  1996             1995             1994
                                                                             -------------    -------------   -------------
Deferred tax assets:
  Alternative minimum tax credits............................................$   1,517,470    $   1,372,978   $     900,562
  Other......................................................................           --          115,332           7,112
                                                                             -------------    -------------   -------------
   Total deferred tax assets.................................................$   1,517,470    $   1,488,310   $     907,674

Deferred tax liabilities:
  Oil and gas properties.....................................................$  15,935,855    $   7,682,701   $   4,811,886
  Other......................................................................      875,572          650,283         614,300
                                                                             -------------    -------------   -------------
   Total deferred tax liabilities............................................$  16,811,427    $   8,332,984   $   5,426,186
                                                                             -------------    -------------   -------------
Net deferred tax liability(1)................................................$  15,293,957    $   6,844,674   $   4,518,512
                                                                             =============    =============   =============

(1) This amount includes current deferred tax asset amounts of $115,332 and $103,679 for 1995 and 1994, respectively.



     The Company did not record any valuation allowances against deferred tax assets at December 31, 1996, 1995, and 1994.

     At December 31, 1996, the Company had an alternative minimum tax carryforward of $1,517,470 indefinitely available to reduce future regular tax liability to the extent it exceeds the related tentative minimum tax otherwise due.
--------------------------------------------------------------------------------

4. Bank Borrowings

     At the end of 1995, the Company had available, through a two-bank group, a revolving line of credit of $35,000,000 bearing interest at the bank's base rate plus 0.5% (9%), secured by the Company's interests in certain oil and gas properties and general partner interests. This facility also allowed, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR") plus 2.25%. There was no outstanding balance under this line of credit at December 31, 1995.

     Effective April 30, 1996, this credit agreement was restated. The facility was increased to $100,000,000 and is now unsecured. The available borrowing base at December 31, 1996, was $5,000,000 and will be redetermined periodically. Prior to December 1, 1996, the borrowing base was $30,000,000. At the Company's request, it was reduced to the $5,000,000 amount effective December 1, 1996. This was requested in order to reduce the amount of commitment fees paid on this facility, the calculation of which is described below. Depending on the level of outstanding debt, the interest rate will be either the bank's base rate (8.25% at December 31, 1996) or the bank's base rate plus 0.25%. This facility also allows, at the Company's option, draws which bear interest for specific periods at LIBOR. The LIBOR option will now vary from plus 1% to plus 1.5%. There was no outstanding balance under this line of credit at December 31, 1996.

     The terms of the revolving line of credit include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2,000,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company presently intends to continue a policy of using retained earnings for expansion of its business. For all periods presented, the Company was in compliance with the provisions of these agreements.

     At December 31, 1995, the Company's second credit facility was an amended and restated revolving line of credit with the lead bank for $5,000,000, bearing interest at the bank's base rate (8.5%), secured by certain Company receivables. There were no outstanding amounts under this facility at December 31, 1995. Effective April 30, 1996, this facility was amended to $7,000,000, with interest at the bank's base rate less 0.25% (8% at December 31, 1996). The available borrowing base is $2,000,000 at December 31, 1996, and will be redetermined periodically. This borrowing base decrease from $7,000,000 was also effective December 1, 1996, at the Company's request. There were no outstanding amounts under this facility at December 31, 1996. The restated credit facility extends through September 30, 1999.

     In addition to interest on these credit facilities, the Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts outstanding, plus the amount of all letters of credit outstanding during the period. The aggregate amounts of commitment fees paid by the Company were $120,000 in 1996 and $154,000 in 1995.
--------------------------------------------------------------------------------

5. Long-Term Debt

     The Company's long-term debt at December 31, 1996, consists of $115,000,000 of 6.25% Convertible Subordinated Notes due 2006. The Notes were issued on
November 25, 1996, and will mature on November 15, 2006. The Notes are convertible into common stock of the Company at the option of the holders at any time prior to maturity at a conversion price of $34.69 per share, subject to adjustment upon the occurrence of certain events. Interest on the Notes is payable semiannually on May 15 and November 15, commencing with the first payment on May 15, 1997. On or after November 15, 1999, the Notes are redeemable for cash at the option of the Company, with certain restrictions, at 104.375% of principal, declining to 100.625% in 2005. Upon certain changes in control of the Company, if the price of the Company's common stock is not above certain levels each holder of Notes will have the right to require the Company to repurchase the Notes at the principal amount thereof, together with accrued and unpaid interest to the date of repurchase but after the repayment of any Senior Indebtedness, as defined.

     The Company's long-term debt at December 31, 1995, consisted of $28,750,000 of 6.5% Convertible Subordinated Debentures. The Debentures were issued on June 30, 1993, and were convertible into common stock of the Company at an adjusted conversion price of $12.27 per share. Interest on the Debentures was payable semiannually on

June 30 and December 31, commencing with the payment made at December 31, 1993. The Debentures became redeemable for cash at the option of the Company after June 30, 1996. On July 1, 1996, the Company called all of the Debentures for redemption on August 5, 1996, at 104.55% of their face amount. Prior to the redemption date, the holders of all of the outstanding Debentures elected to convert their Debentures into shares of common stock, resulting in the issuance of 2.34 million shares of common stock in August 1996. Upon conversion of the Debentures into common stock, the approximate $27,650,000 net carrying amount of the debt (the face amount less unamortized deferred charges) was transferred to the Company's appropriate capital accounts during the third quarter of 1996.

     Interest expense on both the Notes and Debentures, including amortization of debt issuance costs, totaled $1,731,194 in 1996 and $1,981,639 in 1995.
--------------------------------------------------------------------------------

6. Commitments and Contingencies

     Total rental and lease expenses charged to earnings before reimbursements were $957,797 in 1996, $998,714 in 1995, and $1,159,673 in 1994. The Company's
remaining minimum annual obligations under non-cancelable operating lease commitments are $1,068,825 for 1997, $1,136,523 for 1998, $1,175,546 for 1999,
$1,181,455 for 2000, and $1,181,455 for 2001.

     As of December 31, 1996, the Company is the managing general partner of 94 limited partnerships. Because the Company serves as the general partner of these entities, under state partnership law it is contingently liable for the liabilities of these partnerships, which liabilities are not material for any of the periods presented in relation to the partnerships' respective assets.

     In the ordinary course of business, the Company has been party to various legal actions, which arise primarily from its activities as operator of oil and gas wells. In management's opinion, the outcome of any such currently pending actions will not have a material adverse effect on the financial position or results of operations of the Company.
--------------------------------------------------------------------------------

7. Stockholders' Equity

     Common Stock. In September 1994, the Company declared a 10% stock dividend to shareholders of record. The transaction was valued based on the closing price ($11.00) of the Company's common stock on the New York Stock Exchange on September 6, 1994. As a result of the issuance of 606,262 shares of the Company's common stock as a dividend, retained earnings were reduced by $6,668,882, with the common stock and additional paid-in capital accounts increased by the same amount. Primary and fully diluted income (loss) per share was restated for all periods presented to reflect the effect of the stock dividend.

     During the third quarter of 1995, the Company closed the sale to the public of 5,750,000 shares of common stock at a price of $8.50 per share. Net proceeds from this offering were $45,698,912 and were used to repay outstanding indebtedness, with the remaining proceeds being used principally to finance the Company's exploration and development activities.

     In August 1996, the holders of the Company's Debentures converted such Debentures into 2,343,108 shares of the Company's common stock, which resulted in a third quarter 1996 increase in the Company's capital accounts of approximately $27,650,000.

     Stock-Based Compensation Plans. The Company has two stock option plans, the 1990 stock compensation plan and the 1990 nonqualified plan, as well as an employee stock purchase plan.

     Under the 1990 compensation plan, incentive stock options and other options and awards may be granted to employees to purchase shares of common stock. Under the 1990 non-qualified plan, non-employee members of the Company's Board of Directors may be granted options to purchase shares of common stock. Both plans provide that the exercise prices equal 100% of the fair value of the common stock on the date of grant. Options become exercisable for 20% of the shares on the first anniversary of the grant of the option and are exercisable for an additional 20% per year thereafter. Options granted expire 10 years after the date of grant or earlier in the event of the optionee's separation from employment. No accounting entries are required until the stock options are exercised, at which time the option price is credited to the common stock and additional paid-in capital accounts.

     The Company also granted certain stock options to individuals who are neither employees, officers, nor directors for specific services rendered to the Company. During 1996 all of these remaining options were either exercised (57,555) or cancelled (11,195) so that no such options remain outstanding at December 31, 1996.

     The employee stock purchase plan provides eligible employees the opportunity to acquire shares of Company common stock at a discount through payroll deductions. This plan was approved at the May 11, 1993, shareholders meeting. The plan year is from June 1 to the following May 31. The first year of the plan commenced June 1, 1993. Employees may authorize payroll deductions of up to 10% of their base salary during the plan year by making an election to participate prior to the start of a plan year. The purchase price for stock acquired under the plan will be 85% of the lower of the closing price of the Company's common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant. Under this plan the Company issued 36,387 shares at a price range of $6.59 to $7.97 in 1996, 37,689 shares at a price range of $6.80 to $7.92 in 1995, and
29,840 shares at a price of $8.71 in 1994. As of December 31, 1996, there were 443,100 shares available for issuance under this plan. There are no charges or credits to income in connection with this plan.

     The Company accounts for the two stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                             1996                 1995
                                                         -----------          ----------
Net Income:                      As Reported             $19,025,450          $4,912,512
                                 Pro Forma               $18,750,064          $4,628,678
Primary EPS:                     As Reported                   $1.40               $0.54
                                 Pro Forma                     $1.37               $0.51
Fully Diluted EPS:               As Reported                   $1.37               $0.54
                                 Pro Forma                     $1.35               $0.52

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The following is a summary of the Company's stock options under these plans as of December 31, 1996 and 1995:

                                                                  1996                   1995
                                                       -------------------------  ---------------------
                                                                     Wtd. Avg.                Wtd. Avg.
                                                        Shares      Exer. Price    Shares    Exer.Price
                                                       ------------------------  ----------------------
Options outstanding, beginning of period.............. 1,308,391    $    8.83    1,166,920    $  8.86
Options granted.......................................   302,281    $   23.78      227,502    $  8.63
Options terminated....................................   (11,251)   $    8.81      (80,270)   $  8.78
Options exercised.....................................  (199,652)   $    8.65       (5,761)   $  7.59
                                                       ---------                 ---------
Options outstanding, end of period.................... 1,399,769    $   12.09    1,308,391    $  8.83
                                                       =========                 =========
Options exercisable, end of period....................   700,271    $    8.82      722,627    $  8.81
                                                       =========                 =========
Options available for future grant, end of period.....    38,546                   343,344
                                                       =========                 =========
Estimated weighted average fair value of
        options granted during the year...............   $15.17                    $4.76
                                                       =========                 =========

     Of the 1,399,769 options outstanding at December 31, 1996, 1,117,488 have exercise prices between $5.46 and $12.39, with a weighted average exercise price of $8.93 and a weighted average remaining contractual life of 5.7 years. Of these options, 700,271 are exercisable with a weighted average price of $8.82. The remaining 282,281 options (representing substantially all the 1996 options granted) have exercise prices between $15.88 and $28.75, with a weighted average exercise price of $24.61 and a weighted average remaining contractual life of
9.8 years.

     The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995 respectively: average risk-free interest rates of 6.42 and 6.98 percent, average expected lives of 10 and 7.7 years, average expected volatility factors of 40.4 and 39.7 percent, and no dividend yield. The estimated weighted average fair value of options granted in 1996 and 1995 under the Company`s two stock option plans are shown in the table above. The estimated weighted average fair value of shares issued under the Company`s employee stock purchase plan was $2.13 in 1996 and $2.59 in 1995.

     Employee Stock Ownership Plan. In 1996, the Company established an Employee Stock Ownership Plan ("ESOP"), effective as of January 1, 1996. All employees over the age of 21 with one year of service are participants. The Plan has a five year cliff vesting, and service is recognized after the Plan effective date. The ESOP is designed to enable employees of the Company to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock which has been contributed by the Company. Compensation costs are reported when such shares are released to employees. The Plan may also acquire Swift Energy Company common stock purchased at fair market value. The ESOP can borrow money from the Company to buy Company stock as was done in September 1996 to purchase 25,000 shares from the Company's chairman. Benefits will be paid in a lump sum or installments, and the participants generally have the choice of receiving cash or stock. At December 31, 1996, the unearned portion of the ESOP ($521,354) was recorded as a contra-equity account entitled "Unearned ESOP Compensation."
--------------------------------------------------------------------------------

8. Related-Party Transactions

     The Company is the operator of a substantial number of properties owned by its affiliated limited partnerships and joint ventures and accordingly charges these entities and third party joint interest owners operating fees. The Company is also reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $6,100,000, $4,800,000, and $4,400,000 in 1996, 1995, and 1994, respectively.
The Company was also reimbursed by the limited partnerships and joint ventures for costs incurred in the screening, evaluation, and acquisition of producing oil and gas properties on their behalf. Such costs totaled approximately $250,000, $600,000, and $1,400,000 in 1996, 1995, and 1994, respectively.
--------------------------------------------------------------------------------

9. Oil and Gas Producing Activities

     Capitalized Costs. The following table presents the Company's aggregate capitalized costs relating to oil and gas producing activities and the related depreciation, depletion, and amortization:

                                                                             Year Ended December 31,
                                                                         -------------------------------
                                                                             1996               1995
                                                                         -------------    --------------
     Oil and Gas Properties:
        Proved...........................................................$ 216,310,033    $  132,673,707
        Unproved (not being amortized)...................................   27,620,462        20,652,151
                                                                         -------------    --------------
                                                                           243,930,495       153,325,858
     Accumulated Depreciation, Depletion, and Amortization...............  (43,920,120)      (28,107,986)
                                                                         -------------    --------------
                                                                         $ 200,010,375    $  125,217,872
                                                                         =============    ==============


     Of the $27,620,462 of net unproved property costs (primarily seismic and lease acquisition cost) at December 31, 1996, being excluded from the amortizable base, $13,678,675 was incurred in 1996, $6,901,011 was incurred in 1995, $4,071,345 was incurred in 1994, and $2,969,431 was incurred in prior years. The Company expects it will complete its evaluation of the properties representing the majority of these costs within the next two to three years.

     Capital Expenditures. The following table sets forth capital expenditures related to the Company's oil and gas operations:

                                                                            Year Ended December 31,
                                                                ---------------------------------------------
                                                                    1996             1995            1994
                                                                -------------   -------------   -------------
Acquisition of proved properties, including earned interests
   in limited partnerships and joint ventures...................$   1,529,611   $   3,461,091   $  13,078,242
Lease acquisitions(1)(2)........................................   16,426,327       9,742,543       9,905,237
Exploration.....................................................    2,704,281       2,289,814       4,003,400
Development.....................................................   69,067,024      23,555,988       5,637,285
                                                                -------------   -------------   -------------
       Total(3).................................................$  89,727,243   $  39,049,436  $   32,624,164
                                                                =============   =============  ==============

(1) Lease acquisitions for 1996, 1995, and 1994 include expenditures of $2,712,278, $2,814,395, and $2,973,971, respectively, relating to the Company's initiatives in Russia; 1996, 1995, and 1994 expenditures of $487,597, $304,610, and $356,136, respectively, relating to initiatives in Venezuela; and 1996 and 1995 expenditures of $545,980 and $202,206, respectively, relating to initiatives in New Zealand.

(2) These are actual amounts as incurred by year, including both proved and unproved lease costs. The annual lease acquisition amounts added to proved oil and gas properties (being amortized) for 1996, 1995, and 1994, respectively, were $9,458,016, $3,895,871, and $3,032,315.

(3) Includes capitalized general and administrative costs directly associated with the acquisition, development, and exploration efforts of approximately $7,400,000, $7,100,000, and $5,800,000 in 1996, 1995, and 1994, respectively. In addition, total includes $1,549,575, $1,442,022, and $766,572 in 1996, 1995, and
1994, respectively, of capitalized interest on unproved properties.

     Results of Operations. The following table sets forth results of the Company's oil and gas operations:

                                                                      Year Ended December 31,
                                                        --------------------------------------------
                                                             1996            1995            1994
                                                        ------------    ------------    ------------
Oil and gas sales.......................................$ 52,770,672    $ 22,527,892    $ 19,802,188
Production costs........................................  (8,377,044)     (6,826,306)     (5,639,630)
Depreciation, depletion, and amortization............... (15,812,134)     (8,349,324)     (7,590,877)
                                                        ------------    ------------    ------------
                                                          28,581,494       7,352,262       6,571,681
Income taxes............................................  (9,689,126)     (2,110,099)     (1,511,487)
                                                        ------------    ------------    ------------

Results of producing activities.........................$ 18,892,368    $  5,242,163    $  5,060,194
                                                        ============    ============    ============
Amortization per physical unit of production
       (equivalent Mcf of gas)......................... $       0.81    $       0.75    $       0.79
                                                        ============    ============    ============


     Property Purchase and Production Payment Agreement. In May 1992, the Company purchased from a subsidiary of Manville Corporation ("Manville") additional interests in certain wells in McMullen County, Texas, in which the Company had owned interests for over three years. The funds for this purchase were provided by the Company's sale of a volumetric production payment in the Manville properties to Enron Reserve Acquisition Corp. ("Enron") for net proceeds of $13,790,000. These proceeds were recorded as deferred revenues and are amortized as the required deliveries are made. Under the production payment agreement, the Company continues to own the properties purchased from Manville, but is required to deliver to Enron approximately 9.5 Bcf over an eight-year period, or for such longer period as is necessary to deliver a specified heating equivalent quantity at an average price of $1.115 per MMBtu. The Company is responsible for all production- related costs associated with operating these properties. The amount to be delivered varies from month to month in generally decreasing quantities. To the extent monthly gas production from the properties exceeds the agreed upon deliverable quantities (as it has in every year since the purchase date), the Company receives all proceeds from sale of such excess gas at current market prices, plus the proceeds from sale of oil or condensate. Since entering into the volumetric production payment, the Company has met all scheduled deliveries to Enron under this agreement.

     Foreign Activities. On September 3, 1993, the Company signed a Participation Agreement with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia providing the Company with a minimum 5% net profits interest from the sale of hydrocarbon products from the fields for providing managerial, technical, and financial support to Senega. Additionally, the Company purchased a 1% net profits interest from Senega for $300,000. In May 1995, the Company executed a Management Agreement with Senega, under which, in return for undertaking to obtain financing for development of these fields, Swift is entitled to receive a 49% interest in production income derived by Senega from this project after repayment of costs.

     On July 12, 1996, the Company entered into a partnership agreement which provides for the Company to contribute its rights under the Participation and Management Agreement to the partnership and for the partners to share equally revenues and costs of developing the Samburg Field and funding and management of the license areas, all in conjunction with Senega. The partnership is to be funded by the partners upon fulfillment of certain conditions and completion of certain further arrangements with Senega. It is currently anticipated that these activities would be funded principally through project financing. At December 31, 1996, the Company's investment in Russia was approximately $9,530,000 and is included in the unproved properties portion of oil and gas properties.

     The Company formed a wholly owned subsidiary, Swift Energy de Venezuela, C.A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. Although the Company did not win the bids, it continued to pursue cooperative ventures involving other fields and opportunities in Venezuela. Currently, the Company is evaluating a number of Blocks being offered by Petroleos de Venezuela, S.A. under the Third Operating Agreement Round. At December 31, 1996, the Company's investment in Venezuela was approximately $1,610,000 and is included in the unproved properties portion of oil and gas properties net of impairments of $45,668.

     Since October 1995, the Company has been issued two Petroleum Exploration Permits by the New Zealand Minister of Energy. The first permit covers approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covers approximately 69,300 adjacent acres. Under the terms of these permits, the Company is obligated to analyze and interpret certain seismic data, acquire certain new seismic data, and drill one exploratory well, to be followed by a development well or additional seismic work, all of which is to be performed on a staged basis in order to maintain the permits over periods extending through July 2000 for the first permit and August 1999 for the second permit. At December 31, 1996, the Company's investment in New Zealand was approximately $750,000 and is included in the unproved properties portion of oil and gas properties.

     Supplemental Reserve Information (Unaudited). The following information presents estimates of the Company's proved oil and gas reserves, which are all located onshore in the United States. All of the Company's reserves were determined by Company personnel and audited by H. J. Gruy and Associates, Inc. ("Gruy"), independent petroleum consultants. Gruy's summary report dated February 7, 1997, is set forth as an exhibit to the Form 10-K Report for the year ended December 31, 1996, and includes definitions and assumptions that served as the basis for the estimates of proved reserves and future net cash flows. Such definitions and assumptions should be referred to in connection with the following information:


     Estimates of Proved Reserves

                                                                                           Oil and
                                                                        Natural Gas       Condensate
                                                                           (Mcf)             (Bbls)
                                                                        -----------       ---------
Proved reserves as of December 31, 1993(1).............................  64,462,805       4,271,069
   Revisions of previous estimates(2).................................. (10,570,138)       (714,246)
   Purchases of minerals in place......................................   8,136,270         790,523
   Sales of minerals in place..........................................    (881,770)        (34,834)
   Extensions, discoveries, and other additions........................  20,556,953         707,811
   Production(3).......................................................  (5,440,156)       (467,056)
                                                                        -----------       ---------

Proved reserves as of December 31, 1994(1).............................  76,263,964       4,553,267
   Revisions of previous estimates(2)..................................   6,982,317        (421,901)
   Purchases of minerals in place......................................   4,166,922         254,211
   Sales of minerals in place..........................................     (13,215)        (10,617)
   Extensions, discoveries, and other additions........................  62,870,240       1,592,456
   Production(3).......................................................  (6,702,708)       (545,435)
                                                                        -----------       ---------

Proved reserves as of December 31, 1995(1)............................. 143,567,520       5,421,981
   Revisions of previous estimates(2)..................................  (9,544,391)       (816,065)
   Purchases of minerals in place......................................   2,676,393          97,178
   Sales of minerals in place..........................................  (4,163,770)       (340,706)
   Extensions, discoveries, and other additions........................ 107,762,886       1,745,307
   Production(3)....................................................... (14,540,437)       (623,386)
                                                                        -----------       ---------

Proved reserves as of December 31, 1996(1)............................. 225,758,201       5,484,309
                                                                        ===========       =========
Proved developed reserves,
   December 31, 1993...................................................  50,936,942       3,110,505
   December 31, 1994...................................................  46,406,448       3,209,387
   December 31, 1995...................................................  81,532,025       3,313,226
   December 31, 1996................................................... 135,424,880       3,622,480

(1) Proved reserves exclude quantities subject to the Company's volumetric production payment agreement.

(2) Revisions of previous quantity estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics, and reservoir pressure. Additionally, changes in quantity estimates are affected by the increase or decrease in crude oil and natural gas prices at each year end. Proved reserves as of December 31, 1996, were based upon prices of $4.47 per Mcf of natural gas and $23.75 per barrel of oil, compared to $2.41 per Mcf and $18.07 per barrel as of December 31, 1995.

(3) Natural gas production for 1994, 1995, and 1996 excludes 1,358,375, 1,211,255, and 1,156,361 Mcf, respectively, delivered under the Company's volumetric production payment agreement.

     Standardized Measure of Discounted Future Net Cash Flows (Unaudited). The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:


                                                                     Year Ended December 31,
                                                     --------------------------------------------------
                                                            1996               1995             1994
                                                     ---------------    --------------    -------------
Future gross revenues................................$ 1,141,831,786    $  445,572,715    $ 211,210,430
Future production and development costs..............   (288,615,736)     (163,925,771)     (92,053,163)
                                                     ---------------    --------------    -------------
Future net cash flows before income taxes............    853,216,050       281,646,944      119,157,267
Future income taxes..................................   (211,375,632)      (55,469,213)     (14,143,796)
                                                     ---------------    --------------    -------------
Future net cash flows after income taxes.............    641,840,418       226,177,731      105,013,471
Discount at 10% per annum............................   (274,608,116)      (97,273,647)     (38,541,504)
                                                     ---------------    --------------    -------------
Standardized measure of discounted future
      net cash flows relating to proved oil
      and gas reserves...............................$   367,232,302    $   128,904,084   $  66,471,967
                                                     ===============    ===============   =============


     The  standardized   measure  of  discounted  future  net  cash  flows  from
production of proved reserves was developed as follows:

     1. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.

     2. The estimated future gross revenues of proved reserves are priced on the basis of year-end prices, except in those instances where fixed and determinable gas price escalations are covered by contracts limited to the price the Company reasonably expects to receive.

     3. The future gross revenue streams are reduced by estimated future costs to develop and to produce the proved reserves, as well as certain abandonment costs based on year-end cost estimates and the estimated effect of future income taxes.

     4. Future income taxes are computed by applying the statutory tax rate to future net cash flows reduced by the tax basis of the properties, the estimated permanent differences applicable to future oil and gas producing activities, and tax carryforwards.

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

     Natural gas prices have declined significantly since December 31, 1996. Accordingly, the discounted future net cash flows shown above would be reduced if the standardized measure were calculated in the first quarter of 1997.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                        Year Ended December 31,
                                                           ----------------------------------------------
                                                                1996              1995            1994
                                                           --------------  --------------  --------------
Beginning balance..........................................$  128,904,084  $   66,471,967  $   74,968,171
                                                           --------------  --------------  --------------
Revisions to reserves proved in prior years--
   Net changes in prices, production costs, and future
      development costs....................................   144,386,724      25,415,116     (21,326,677)
   Net changes due to revisions in quantity estimates......   (25,755,091)      4,735,186     (11,644,586)
   Accretion of discount...................................    14,703,841       6,939,460       8,376,078
   Other...................................................     6,649,394     (10,981,721)     (5,631,646)
                                                           --------------  --------------  --------------

Total revisions............................................   139,984,868      26,108,041     (30,226,831)

New field discoveries and extensions, net of future
   production and development costs........................   208,250,909      44,292,042      15,585,767
Purchases of minerals in place.............................     6,835,362       4,928,563       7,964,821
Sales of minerals in place.................................    (8,084,581)        (74,858)       (574,651)
Sales of oil and gas produced, net of production costs.....   (42,723,456)    (13,913,612)    (12,168,695)
Previously estimated development costs incurred............    19,883,446      16,303,629       5,053,417
Net change in income taxes.................................   (85,818,330)    (15,211,688)      5,869,968
                                                           --------------  --------------  --------------
Net change in standardized measure of discounted
   future net cash flows...................................   238,328,218      62,432,117      (8,496,204)
                                                           --------------  --------------  --------------

Ending balance.............................................$  367,232,302  $  128,904,084  $   66,471,967
                                                           ==============  ==============  ==============

10. Quarterly Results (Unaudited)

The following table presents summarized quarterly financial information for the years ended December 31, 1995 and 1996:

                                                                  Net Income                        Fully Diluted
                                             Income Before         (Loss)          Primary Income       Income
                             Revenues        Income Taxes       (As Restated)         Per Share       Per Share
                         -------------       ------------       -------------      --------------    ----------
     1995
     First Quarter       $   6,258,588       $    676,434       $     524,600        $    .08        $     .08
     Second Quarter          6,564,910            965,448             731,275             .11              .11
     Third Quarter           7,048,934          1,737,763           1,264,556             .12              .12
     Fourth Quarter          9,058,613          3,514,892           2,392,081             .19              .16
                         -------------       ------------       -------------        --------        ---------
        Total            $  28,931,045       $  6,894,537       $   4,912,512        $    .54        $     .54
                         =============       ============       =============        ========        =========
     1996
     First Quarter       $  11,188,847       $  4,561,523       $   3,082,381        $    .25        $     .22
     Second Quarter         12,557,891          5,480,944           3,678,316             .29              .25
     Third Quarter          15,432,193          7,178,573           4,641,953             .33              .31
     Fourth Quarter         21,589,301         11,564,743           7,622,800             .50              .50
                         -------------       ------------       -------------        --------        ---------
        Total            $  60,768,232       $ 28,785,783       $  19,025,450        $   1.40        $    1.37
                         =============       ============       =============        ========        =========



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
--------------------------------------------------------------------------------

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information to be set forth under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with the May 13, 1997 annual shareholders' meeting is incorporated herein by reference.



Item 11. Executive Compensation

     The information appearing under the caption "Executive Officers--Executive Cash Compensation" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with the May 13, 1997 annual shareholders' meeting is incorporated herein by reference.



Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the caption "Principal Shareholders" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with the May 13, 1997 annual shareholders' meeting is incorporated herein by reference.



Item 13. Certain Relationships and Related Transactions

     The information appearing under the caption "Transactions with Affiliates" (if any such captioned information is included) in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with the May 13, 1997 annual shareholders' meeting is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The following consolidated financial statements of Swift Energy Company together with the report thereon of Arthur Andersen LLP dated February 10, 1997, and the data contained therein are included in Item 8 hereof:


          Report of Independent Public Accountants........................19
          Consolidated Balance Sheets.....................................20
          Consolidated Statements of Income...............................21
          Consolidated Statements of Stockholders' Equity.................22
          Consolidated Statements of Cash Flows...........................23
          Notes to Consolidated Financial Statements......................24

          2. Financial Statement Schedules

          None

         3.    Exhibits

         3(a).1 (1)    Articles of Incorporation, as amended through June 3, 1988.
         3(a).2 (2)    Articles of Amendment to Articles of Incorporation filed on June 4, 1990.
         3(b)   (3)    By-Laws, as amended through August 14, 1995.
         4(b)   (4)    Indenture dated as of June 30, 1993, between Swift Energy Company and Bank One, Texas, National Association as Trustee.
           10.1 (1)+   Indemnity  Agreement  dated July 8, 1988,  between Swift Energy
                       Company and A. Earl Swift (plus  schedule of other  persons with whom  Indemnity
                       Agreements have been entered into).
           10.2 (4)    Amended and  Restated  Credit  Agreement  dated March 24,  1992, between Swift Energy Company and Bank One, Texas, National Association.
           10.3 (4)    Purchase and Sale  Agreement  dated May 27, 1992,  between Swift
                       Energy Company and Enron Reserve Acquisition Corp.
           10.4 (4)    Purchase and Sale Agreement dated May 12, 1992, between the Company and Riverwood
                       Energy Resources, Inc.
           10.5 (5) +  Swift Energy Company 1990 Nonqualified Stock Option Plan.
           10.6 (6)    First  Amendment  effective May 13, 1993, to Amended and Restated
                       Credit  Agreement  dated March 24, 1992,  between Swift Energy  Company and Bank
                       One, Texas, National Association.
           10.7 (6)    Second  Amendment  effective  December  31, 1993,  to Amended and
                       Restated Credit Agreement dated March 24, 1992, between Swift Energy Company and
                       Bank One, Texas, National Association.
           10.8 (6)    Third  Amendment dated December 31, 1994, to Amended and Restated
                       Credit  Agreement  dated March 24, 1992,  between Swift Energy  Company and Bank
                       One, Texas, National Association.
           10.9 (7)    Amended and Restated Credit  Agreement dated March 1, 1994, among
                       Swift  Energy  Company,  Bank  One,  Texas,  National  Association  and  Bank of
                       Montreal.
           10.10(7)    First  Amendment  dated June 15,  1994,  to Amended and Restated
                       Credit  Agreement  dated March 1, 1994,  among Swift Energy  Company,  Bank One,
                       Texas, National Association and Bank of Montreal.
           10.11(6)    Second  Amendment  dated  December  31,  1994,  to Amended  and
                       Restated Credit Agreement dated March 1, 1994, among Swift Energy Company,  Bank
                       One, Texas, National Association and Bank of Montreal.
           10.12(8)    Credit  Agreement  dated April 30,  1996,  among  Swift  Energy
                       Company, Bank One, Texas, National Association and Bank of Montreal.
           10.13(8)    Credit Agreement dated April 30, 1996, among Swift Energy Company, Bank One, Texas,
                       National Association.
           10.14(9) +  Amended and Restated Swift Energy Company 1990 Stock Compensation Plan.
           10.15(3) +  Employment Agreement dated as of November 1, 1995, by and between Swift Energy
                       Company and Terry E. Swift.
           10.16(3) +  Employment Agreement dated as of November 1, 1995, by and between Swift Energy
                       Company and John R. Alden.
           10.17(3) +  Employment Agreement dated as of November 1, 1995, by and between Swift Energy
                       Company and James M. Kitterman.
           10.18(3) +  Employment Agreement dated as of November 1, 1995, by and between Swift Energy
                       Company and Bruce H. Vincent.
           10.19(3) +  Employment Agreement dated as of November 1, 1995, by and between Swift Energy
                       Company and A. Earl Swift.
           10.20(9) +  Agreement and Release between Swift Energy Company and Virgil Neil Swift effective June
                       1, 1994.
           10.21(10)+  First  Amendment to Agreement  and Release dated as of 12/1/95, by and between Swift Energy Company and Virgil Neil Swift.
           10.22(10)+  Second  Amendment to Agreement and Release dated as of 2/2/96, by and between Swift Energy Company and Virgil Neil Swift,  effective January 1,
                       1996.
           10.23(10)+  Second  [sic]  Amendment to Agreement  and Release  dated as of
                       1/14/97,  by and between Swift Energy  Company and Virgil Neil Swift,  effective
                       December 1, 1996.
           18   (6)    Letter from Arthur Andersen LLP regarding change in accounting principle.
           21   (9)    List of Subsidiaries of Swift Energy Company.

           23(a)(10)   The consent of H. J. Gruy and Associates, Inc.
           23(b)(10)   The consent of Arthur Andersen LLP as to incorporation by reference regarding Form S-8 and S-3 Registration Statements.
           27          Financial Data Schedule (included in electronic filing only).
           99   (10)   The summary of H. J. Gruy and Associates, Inc. report, dated February 7, 1997.

(b) No Form 8-K reports were filed during the fourth quarter of 1996.
------------------------------

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

(4) Incorporated by reference from Registration Statement No. 33-63112 on Form S-1 filed on May 20, 1993.

(5) Incorporated by reference from Registration Statement No. 33-36310 on Form S-8 fixed on August 10, 1990.

(6) Incorporated by reference from Swift Energy Company Annual Report on Form 10-K from the fiscal year ended December 31, 1994.

(7) Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 1994.

(8) Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1996.

(9) Incorporated by reference from Registration Statement No. 33-60469 filed on June 22, 1995.

(10)  Filed herewith.

         + Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Swift Energy Company, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March 1997.



                                        SWIFT ENERGY COMPANY



                                        By      /S/  A. Earl Swift
                                                ------------------------------
                                                A. Earl Swift
                                                Chairman of the Board, President
                                                and Chief Executive Officer,
                                                Swift Energy Company


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Swift Energy Company, and in the capacities and on the dates indicated:


             Signatures                                             Title                               Date
             ----------                                             -----                               ----
                                                             Chairman of the Board
                                                         President and Chief Executive
/S/  A. Earl Swift                                            Officer, Swift Energy
----------------------------------                                   Company                       March 26, 1997
     A. Earl Swift



                                                        Senior Vice President--Finance,
/S/  John R. Alden                                        Principal Financial Officer,
----------------------------------                           Swift Energy Company                  March 26, 1997
     John R. Alden



                                                               Vice President and
                                                             Controller, Principal
/S/  Alton D. Heckaman, Jr.                                Accounting Officer, Swift
----------------------------------                              Energy Company                     March 26, 1997
     Alton D. Heckaman, Jr.




/S/  Virgil N. Swift                                         Director, Swift Energy
----------------------------------                                  Company                        March 26, 1997
     Virgil N. Swift


              Signatures                                             Title                               Date
              ----------                                             -----                               ----


/S/  G. Robert Evans                                         Director, Swift Energy
----------------------------------                                  Company                         March 26, 1997
     G. Robert Evans



/S/  Raymond O. Loen                                         Director, Swift Energy
----------------------------------                                  Company                         March 26, 1997
     Raymond O. Loen



/S/  Henry C. Montgomery                                     Director, Swift Energy
----------------------------------                                  Company                         March 26, 1997
     Henry C. Montgomery



/S/  Clyde W. Smith, Jr.                                     Director, Swift Energy
----------------------------------                                  Company                         March 26, 1997
     Clyde W. Smith, Jr.



/S/  Harold J. Withrow                                       Director, Swift Energy
----------------------------------                                  Company                         March 26, 1997
     Harold J. Withrow

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20439





                                    EXHIBITS

                                       TO

                                FORM 10-K REPORT

                                     FOR THE

                          YEAR ENDED DECEMBER 31, 1996




                              SWIFT ENERGY COMPANY

                        16825 NORTHCHASE DRIVE, SUITE 400

                              HOUSTON, TEXAS 77060

                                    EXHIBITS


10.21 First Amendment to Agreement and Release dated as of 12/1/95, by and between Swift Energy Company and Virgil Neil Swift.


10.22 Second Amendment to Agreement and Release dated as of 2/2/96, by and between Swift Energy Company and Virgil Neil Swift, effective January 1, 1996.


10.23 Second [sic] Amendment to Agreement and Release dated as of 1/14/97, by and between Swift Energy Company and Virgil Neil Swift, effective December 1, 1996.


23(a) The consent of H.J. Gruy and Associates, Inc.


23(b) The consent of Arthur Andersen LLP as to incorporation by reference regarding Form S-8 and S-3 Registration Statements.


99    The summary of H.J. Gruy and Associates,  Inc.  report,  dated February 7,
      1997.

                                  EXHIBIT 10.21

                                 FIRST AMENDMENT

                            TO AGREEMENT AND RELEASE


The following Amendment is made and entered into between Virgil Neil Swift and Swift Energy Company to add the following to the terms and provisions of the Agreement and Release between Swift Energy Company and Virgil Neil Swift executed June 1, 1994:

         Eight-five (85) days following the date of termination of employment under this Agreement by either party, all outstanding options to purchase shares of common stock of the Company held by Mr. Swift (whether vested or unvested) shall be converted into new non-qualified options to purchase common stock of the Company. Each new non-qualified option shall cover the same number of shares as the stock option which it replaces, and shall be exercisable for five years, at an exercise price which is the lower of (x) the closing price of the Company's common stock on the New York Stock Exchange (or other exchange or automated quotation system upon which it is listed or quoted) as of the date of termination of employment or (y) the original exercise price of the previously outstanding option which it replaces.




AGREED AND APPROVED:                                 SWIFT ENERGY COMPANY


/s/ Virgil Neil Swift                                /s/ A. Earl Swift
----------------------------                         ---------------------------
Virgil Neil Swift                                    A. Earl Swift, President

                                                     12/1/95



CORPHOU:9136.1 14323-00005

                                  EXHIBIT 10.22

                                SECOND AMENDMENT

                            TO AGREEMENT AND RELEASE


The following Amendment is made and entered into between Virgil N. Swift and Swift Energy Company to add the following to the terms and provisions of the Agreement and Release between Swift Energy Company and Virgil N. Swift executed June 1, 1994:

         Effective January 1, 1996 Virgil N. Swift will be paid for hours worked in excess of the hours specified in the Agreement and Release. The rate of compensation will be determined in accordance with minimum hours and reduced salary as specified in Section I.D. and I.E. of the Agreement and Release.


AGREED AND APPROVED:                            SWIFT ENERGY COMPANY


/s/ Virgil N. Swift                             /s/ A. Earl Swift
----------------------------                    --------------------------------
Virgil N. Swift                                 A. Earl Swift, President


                                                2/2/96



CORPHOU:9136.1 14323-00005

                                  EXHIBIT 10.23

                                SECOND AMENDMENT

                            TO AGREEMENT AND RELEASE


         This is an amendment to the Agreement and Release previously entered into between Virgil Neil Swift (hereinafter referred to as "Swift"), whose current address is 2807 Trail Lodge, Kingwood, Texas 77339 and Swift Energy Company (hereinafter referred to as "Company"), with current business address at 16825 Northchase, Houston, Texas 77060 executed and effective June 1, 1994 as amended by First Amendment dated December 1, 1995.

         The parties hereby amend paragraph 1 (E) of the prior Agreement and Release in consideration of the fact that for much of the time said Agreement has been in effect, Swift has spent more time providing services to Company than ordinally anticipated, and the fact that he has done so has been of benefit to Company. Accordingly, said paragraph is amended to provide that effective December 1, 1996, for the remainder of the period of the original Agreement, it is hereby agreed that for as long as Swift continues to provide services to Company in accord with said original Agreement, but in excess of 30 hours per week, his salary shall be changed to the rate of $6,750 per semi-monthly pay period. In the event that Swift's hours of service drop to 30 hours or less per week for more than four consecutive weeks, his salary shall revert to $5,377 adjusted for cost of living or by determination of the Compensation Committee of the Board of Directors per the original Agreement. This amendment shall not adversely impact any other provisions of the original Agreement, including the cost of living provisions as set forth in paragraph 1 (E) thereof.


AGREED AND APPROVED                         SWIFT ENERGY COMPANY


/s/ Virgil Neil Swift                       /s/ A. Earl Swift
----------------------------                ------------------------------------
Virgil Neil Swift                           A. Earl Swift, President

Date:       1/10/97                        Date:             1/14/97
     -----------------------                    --------------------------------


CORPHOU:9136.1 14323-00005

                                 EXHIBIT 23 (A)

H.J GRUY AND ASSOCIATES, INC.
--------------------------------------------------------------------------------
1200 Smith Street, Suite 3040, Houston, Texas  77002 * FAX (713)739-6112
   *(713)739-1000





                   CONSENT OF INDEPENDENT PETROLEUM ENGINEERS




         H.J. Gruy and Associates, Inc. (Gruy) hereby consents to the reference in the Annual Report on Form 10-K of Swift Energy Company for the year ended December 31, 1996, to our letter report dated February 7, 1997, relating to our audit of Swift Energy Company's estimates of proved oil and gas reserves.


                                               Yours very truly,



                                               BY:  /S/ JAMES H. HARTSOCK
                                               ---------------------------------
                                               Executive Vice President


Houston, Texas
March 26, 1997

                                 EXHIBIT 23 (B)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Company's previously filed Registration Statements File Numbers 33-14305, 33-36310, 33-80228, 33-80240, and 333-12831.







                                          ARTHUR ANDERSEN LLP







Houston, Texas
March 26, 1997

                                   EXHIBIT 99

                                                     February 7, 1997




Swift Energy Company
16825 Northchase Drive, Suite 400
Houston, Texas 77060

                                                             Re:  Reserves Audit
                                                                  96-003-129

Gentlemen:

At your request, we have audited the reserves and future net cash flow as of December 31, 1996, prepared by Swift Energy Company ("Swift") for certain interests owned by Swift through partnerships in 15 drilling funds, 29 income funds, 16 pension asset funds, and 34 depositary interest funds along with several additional interests owned directly by Swift Energy Company. This audit has been conducted according to the standards pertaining to the estimating and auditing of oil and gas reserve information approved by the Board of Directors of the Society of Petroleum Engineers on October 30, 1979. We have reviewed these properties and where we disagreed with the Swift reserve estimates, Swift revised its estimates to be in agreement. The estimated net reserves, future net cash flow and discounted future net cash flow are summarized by reserve category as follows:

                                            Estimated                                   Estimated
                                          Net Reserves                             Future Net Cash Flow
                                ----------------------------------         ------------------------------------
                                    Oil &                                                          Discounted
                                 Condensate                Gas                                       at 10%
                                  (Barrels)               (Mcf)              Nondiscounted          Per Year
                                -----------          -------------         ---------------       --------------
Proved Developed                 3,622,480             135,424,880         $   539,110,044       $  310,408,949

Proved Undeveloped               1,861,829              90,333,321         $   314,106,001       $  160,776,008
                                ----------           -------------         ---------------       --------------
Total Proved                     5,484,309             225,758,201         $   853,216,045       $  471,184,957

G & A                                                                      $    (6,287,920)      $   (3,216,558)
                                ----------           -------------         ---------------       --------------

TOTAL                            5,484,309             225,758,201         $   846,928,125       $  467,968,399


The discounted future net cash flow is not represented to be the fair market value of these reserves and the estimated reserves included in this report have not been adjusted for risk.

Swift Energy Company                  - 2 -                     February 7, 1997



The estimated future net cash flow shown is that revenue which will be realized from the sale of the estimated net reserves after deduction of royalties, ad valorem and production taxes, direct operating costs and required capital expenditures, when applicable. Surface and well equipment salvage values and well plugging and field abandonment costs have not been considered in the revenue projections. Future net cash flow as stated in this report is before the deduction of federal income tax.

In the economic projections, prices, operating costs and development costs remain constant for the projected life of each lease.

For those wells with sufficient production history, reserve estimates and rate projections are based on the extrapolation of established performance trends. Reserves for other producing and nonproducing properties have been estimated from volumetric calculations and analogy with the performance of comparable wells. The reserves included in this study are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and cash flow, and all categories of reserves may be subject to revision as more performance data become available. The proved reserves in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. Attachment 1, following this letter, sets forth all reserve definitions incorporated in this study.

Extent and character of ownership, oil and gas prices, production data, direct operating costs, capital expenditure estimates and other data provided by Swift have been accepted as represented. The production data available to us were through the month of October 1996 except in those instances in which data were available through December. Interim production to December 31, 1996 has been estimated. No independent well tests, property inspections or audits of operating expenses were conducted by our staff in conjunction with this study. We did not verify or determine the extent, character, obligations, status or liabilities, if any, arising from any current or possible future environmental liabilities that might be applicable.

In order to audit the reserves, costs and future cash flows shown in this report, we have relied in part on geological, engineering and economic data furnished by our client. Although we have made a best efforts attempt to acquire all pertinent data and to analyze it carefully with methods accepted by the petroleum industry, there is no guarantee that the volumes of oil or gas or the revenues projected will be realized.

Production rates may be subject to regulation and contract provisions and may fluctuate according to market demand or other factors beyond the control of the operator. The reserve and cash flow projections presented in this report may require revision as additional data become available.

Swift Energy Company                  - 3 -                     February 7, 1997


We are unrelated to Swift and we have no interest in the properties included in the information reviewed by us. In particular:

         1. We do not own a financial interest in Swift or its oil and gas properties.

         2.     Our fee is not contingent on the outcome of our work or report.

         3. We have not performed other services for or have any other relationship with Swift that would affect our independence.

If investments or business decisions are to be made in reliance on these estimates by anyone other than our client, such person with the approval of our client is invited to visit our offices at his expense so that he can evaluate the assumptions made and the completeness and extent of the data available on which our estimates are based.

Any distribution or publication of this report or any part thereof must include this letter in its entirety.

                                                  Yours very truly,

                                                  H.J. GRUY AND ASSOCIATES, INC.



                                                  /s/ JAMES H. HARTSOCK
                                                  ------------------------------
                                                  James H. Hartsock, PhD., P.E.
                                                  Executive Vice President

JHH:rrw
Attachment

                                  ATTACHMENT I
                      DEFINITIONS FOR OIL AND GAS RESERVES


Proved Oil and Gas Reserves

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquid which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

Estimates of proved reserves do not include the following: (A) Oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

Proved Developed Oil and Gas Reserves

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved Undeveloped Reserves

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.