Form 10-Q
period 1997-03-31
SWIFT ENERGY CO
filed 1997-05-13
CIK 351817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                          Commission File Number 1-8754


                              SWIFT ENERGY COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  TEXAS                                74-2073055
         (State of Incorporation)          (I.R.S. Employer Identification No.)

                        16825 Northchase Drive, Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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


                  Common Stock                      15,237,925 Shares
                 ($.01 Par Value)           (Outstanding at April 30, 1997)
                 (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                 PAGE
         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  March 31, 1997 and December 31, 1996                                                    3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month periods ended March 31, 1997 and 1996                               5

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  March 31, 1997 and December 31, 1996                                                    6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Three-month periods ended March 31, 1997 and 1996                                7

                    Notes to Condensed Consolidated Financial Statements                                       8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                 15

PART II.  OTHER INFORMATION

         Items 1-6.  None                                                                                     22

SIGNATURES                                                                                                    23

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                              March 31, 1997                 December 31, 1996
                                                            -----------------                -----------------
                                                                (Unaudited)                       (Note 1)
ASSETS
Current Assets:
   Cash and cash equivalents                                $      68,169,461                $      77,794,974
   Accounts Receivable -
     Oil and gas sales                                              9,458,142                       13,637,390
     Associated limited partnerships
       and joint ventures                                           5,195,040                        6,396,149
     Joint interest owners                                          3,318,211                        3,079,619
   Other current assets                                               385,280                          711,346
                                                            -----------------                -----------------
       Total Current Assets                                        86,526,134                      101,619,478
                                                            -----------------                -----------------

Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                            240,151,532                      216,310,033
     Unproved properties not being amortized                       31,473,305                       27,620,462
                                                            -----------------                -----------------
                                                                  271,624,837                      243,930,495
   Furniture, fixtures, and other equipment                         5,964,394                        5,729,228
                                                            -----------------                -----------------
                                                                  277,589,231                      249,659,723
   Less-Accumulated depreciation, depletion,
     and amortization                                             (52,233,933)                     (46,685,736)
                                                            -----------------                -----------------
                                                                  225,355,298                      202,973,987
                                                            -----------------                -----------------
Other Assets:
   Receivables from associated limited
     partnerships, net of current portion                           1,044,344                          759,711
   Limited partnership formation and
     marketing costs                                                  973,350                          510,607
   Deferred charges                                                 4,434,442                        4,511,481
                                                            -----------------                -----------------
                                                                    6,452,136                        5,781,799
                                                            -----------------                -----------------
                                                            $     318,333,568                $     310,375,264
                                                            =================                =================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              March 31, 1997                 December 31, 1996
                                                           ------------------                ------------------
                                                               (Unaudited)                         (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                 $      20,132,532                $      20,416,589
   Payable to associated limited partnerships                       4,008,564                        1,444,648
   Undistributed oil and gas revenues                               9,876,200                       11,054,379
                                                            -----------------                -----------------
       Total Current Liabilities                                   34,017,296                       32,915,616
                                                            -----------------                -----------------

Long-Term Debt                                                    115,000,000                      115,000,000
Deferred Revenues                                                   4,002,512                        4,404,081
Deferred Income Taxes                                              18,403,236                       15,293,957

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                 ----                             ----
   Common stock, $.01 par value, 35,000,000
     shares authorized, 15,237,249 and 15,176,417
     shares issued and outstanding, respectively                      152,372                          151,764
   Additional paid-in capital                                     102,861,528                      102,018,861
   Treasury  stock held, at cost, 157,900 shares                   (3,759,895)                            ----
   Unearned ESOP compensation                                        (225,083)                        (521,354)
   Retained earnings                                               47,881,602                       41,112,339
                                                            -----------------                -----------------
                                                                  146,910,524                      142,761,610
                                                            -----------------                -----------------
                                                            $     318,333,568                $     310,375,264
                                                            =================                =================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                        1997                             1996
                                                                        ----                             ----
REVENUES:
         Oil and gas sales                                          $18,369,651                      $ 9,691,962
         Fees from limited partnerships and
           joint ventures                                                98,730                           69,923
         Supervision fees                                             1,247,967                        1,031,205
         Interest income                                                998,825                            8,436
         Other, net                                                     530,296                          387,321
                                                                    -----------                      -----------
                                                                     21,245,469                       11,188,847
                                                                    -----------                      -----------

COST AND EXPENSES:
         General and administrative,
           net of reimbursement                                       1,575,154                        1,437,508
         Depreciation, depletion, and
           amortization                                               5,396,947                        3,269,535
         Oil and gas production                                       2,762,692                        1,848,163
         Interest expense, net                                        1,349,631                           72,118
                                                                    -----------                      -----------
                                                                     11,084,424                        6,627,324
                                                                    -----------                      -----------

Income Before Income Taxes                                           10,161,045                        4,561,523

Provision for Income Taxes                                            3,391,782                        1,479,142
                                                                    -----------                      -----------

Net Income                                                          $ 6,769,263                      $ 3,082,381
                                                                    ===========                      ===========


Per Share Amounts -
         Primary                                                          $0.45                           $0.25
                                                                          =====                           =====

         Fully diluted                                                    $0.41                           $0.22
                                                                          =====                           =====

Weighted Average Shares Outstanding                                  15,184,214                       12,540,381
                                                                     ==========                       ==========


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Additional                       Unearned
                                      Common            Paid-In        Treasury          ESOP          Retained
                                      Stock(1)          Capital         Stock        Compensation      Earnings           Total
                                      -------        ------------    -----------     ------------      --------           -----
Balance, December 31, 1995          $ 125,097        $ 71,133,979    $      ----      $    ----      $22,086,889      $ 93,345,965
  Stock issued for benefit plans
    (30,015 shares)                       300             347,345           ----           ----             ----           347,645
  Stock options exercised
    (257,207 shares)                    2,572           2,630,959           ----           ----             ----         2,633,531
  Employee stock purchase plan
    (36,387 shares)                       364             272,178           ----           ----             ----           272,542
  Loan to ESOP for purchase
    of shares                            ----                ----           ----       (568,750)            ----          (568,750)
  Allocation of ESOP shares              ----               5,382           ----         47,396             ----            52,778
  Debenture conversion
    (2,343,108 shares)                 23,431          27,629,018           ----           ----             ----        27,652,449
  Net income                             ----                ----           ----           ----       19,025,450        19,025,450
                                    ---------        ------------    -----------      ---------      -----------      ------------

Balance, December 31, 1996          $ 151,764        $102,018,861    $      ----      $(521,354)     $41,112,339      $142,761,610
                                    =========        ============    ===========      =========      ===========      ============

  Stock issued for benefit plans
    (12,227 shares)(2)                    122             371,359           ----           ----             ----           371,481
  Stock options exercised
    (48,605 shares)(2)                    486             387,313           ----           ----             ----           387,799
  Allocation of ESOP shares(2)           ----              83,995           ----        296,271             ----           380,266
  Purchase of 157,900 shares
    of treasury stock (2)                ----                ----     (3,759,895)          ----             ----        (3,759,895)
  Net income(2)                          ----                ----           ----           ----        6,769,263         6,769,263
                                     --------        ------------    -----------       --------      -----------      ------------

Balance, March 31,1997 (2)          $ 152,372        $102,861,528    $(3,759,895)     $(225,083)     $47,881,602      $146,910,524
                                    =========        ============    ===========      =========      ===========      ============


(1)  $.01 Par Value
(2)  Unaudited


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                         1997                         1996
                                                                         ----                         ----
Cash Flows From Operating Activities:
   Net income                                                        $   6,769,263               $   3,082,381
    Adjustments to reconcile net income to net
       cash provided by operating activities -
     Depreciation, depletion, and amortization                           5,396,947                   3,269,535
     Deferred income taxes                                               3,109,279                   1,240,735
     Deferred revenue amortization related to production payment          (401,569)                   (433,952)
     Other                                                                 457,304                      29,757
     Change in assets and liabilities -
      (Increase) decrease in accounts receivable                         2,617,292                    (745,474)
      Increase (decrease) in accounts payable and accrued
       liabilities, excluding income taxes payable                       1,315,055                    (462,779)
      Increase in income taxes payable                                     275,476                     218,953
                                                                     -------------               -------------
       Net Cash Provided by Operating Activities                        19,539,047                   6,199,156
                                                                     -------------               -------------

Cash Flows From Investing Activities:
   Additions to property and equipment                                 (28,408,757)                (11,480,579)
   Proceeds from the sale of property and equipment                        529,839                        ----
   Net cash received (distributed) as operator of oil
     and gas properties                                                  1,288,099                 (13,142,919)
   Net cash received (distributed) as operator of
     partnerships and joint ventures                                       738,366                   1,914,723
   Limited partnership formation and marketing costs                      (462,743)                   (493,306)
   Prepaid drilling costs                                                     ----                    (143,142)
   Other                                                                   151,251                     (81,648)
                                                                     -------------               --------------
       Net Cash Used in Investing Activities                           (26,163,945)                (23,426,871)
                                                                     --------------              --------------

Cash Flows From Financing Activities:
   Net proceeds from bank borrowings                                          ----                  12,000,000
   Net proceeds from issuances of common stock                             759,280                     596,540
   Purchase of treasury stock                                           (3,759,895)                       ----
                                                                     --------------              -------------
       Net Cash Provided by (Used in) Financing Activities              (3,000,615)                 12,596,540
                                                                     --------------              -------------

Net Decrease in Cash and Cash Equivalents                               (9,625,513)                 (4,631,175)

Cash and Cash Equivalents at Beginning of Period                        77,794,974                   7,574,512
                                                                     -------------               -------------

Cash and Cash Equivalents at End of Period                           $  68,169,461               $   2,943,337
                                                                     =============               =============

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts capitalized     $        ----               $     509,549
Cash paid during period for income taxes                             $        ----               $      19,454


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


(1)    GENERAL INFORMATION

           The condensed consolidated financial statements included herein have been prepared by Swift Energy Company (the "Company") and are unaudited, except for the balance sheet at December 31, 1996 which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


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

       Deferred Charges

           Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the issuance of the Company's 6.5% Convertible Subordinated Debentures due 2003 (the "Debentures") in June 1993 were capitalized and through June 1996 were being amortized over the life of the Debentures. Due to the conversion of all outstanding Debentures into common stock in August 1996, the related unamortized costs ($1,097,551) were transferred to the Company's appropriate capital accounts in the third quarter of 1996. The issuance costs associated with the Company's 6.25% Convertible Subordinated Notes (the "Notes") sold in a public offering in November 1996 have been capitalized and are being amortized over the life of the Notes, which mature on November 15, 2006. The balance of these issuance costs at March 31, 1997 ($4,434,442) is net of accumulated amortization of $115,558.


       Hedging Activities

           The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, the Company does engage periodically in certain limited hedging activities, but only to the extent of buying protection price floors for portions of its and the limited partnerships' oil and gas production. Costs and/or benefits derived from these price floors are recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any period presented. The costs to purchase put options are amortized over the option period.

         Deferred Revenues

           In May 1992, the Company purchased interests in certain wells using funds provided by the Company's sale of a volumetric production payment in these properties. Under the terms of the production payment agreement, the Company continues to own the properties purchased but is required to deliver a minimum quantity of hydrocarbons produced from the properties (meeting certain quality and heating equivalent requirements) over a specified period. Since entering into this agreement, the Company has met all scheduled deliveries. Volumes remaining to be delivered through October 2000, under the volumetric production payment (approximately 2.7 Bcf at March 31, 1997) are not included in the Company's proved reserves. Net proceeds from the sale of the production payment were

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


       recorded as deferred revenues. Deliveries under the production payment agreement are recorded as oil and gas sales revenues and a corresponding reduction of deferred revenues. Hydrocarbons produced in excess of the amount required to be delivered are sold by the Company for its own account.

       Limited Partnerships and Joint Ventures

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

           Commencing September 15, 1993, the Company began offering, on a private placement basis, general and limited partnership interests in limited partnerships to be formed to drill for oil and gas. As managing general partner, the Company pays for all front-end costs incurred in connection with these offerings, for which the Company receives an interest in the partnerships. Through March 31, 1997, approximately $41,900,000 had been raised in eight partnerships, one formed in each of 1993 and 1994, and three in each of 1995 and 1996. In July, September, and November 1996, the Company closed the sixth, seventh, and eighth partnerships with total subscriptions of approximately $4,900,000, $10,000,000, and $7,100,000, respectively. Costs of syndication and qualification of these limited partnerships incurred by the Company have been deferred. Under the current private limited partnership offerings, selling and formation costs borne by the Company serve as the Company's general partner contribution to such partnerships.

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


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

           The calculation of fully diluted income per share assume conversion of the Company's Notes and Debentures as of the beginning of the period and the elimination of the related after-tax interest expense and assume, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. The weighted average number of shares used in the computation of fully diluted per share amounts was 18,991,102 and 15,133,648 for the respective three-month period ended March 31, 1997 and 1996. Due to the August 1996 conversion of these Debentures into 2.34 million shares of common stock, as described below, the effect of such conversion in the March 31, 1997 period is included in primary income per share.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been adopted in the first quarter of 1997 and 1996, basic and diluted earnings per share would have been the same as currently reported for primary and fully diluted earnings per share.

(3)    BANK BORROWINGS

           The Company has available through a two bank-group, a revolving line of credit. Effective April 30, 1996, this credit agreement was restated. The facility was increased to $100,000,000 and is now unsecured. The available borrowing base at March 31, 1997, was $5,000,000, and will be redetermined periodically. Prior to December 1, 1996, the borrowing base was $30,000,000. At the Company's request, it was reduced to the $5,000,000 amount effective December 1, 1996. This was requested in order to reduce the amount of commitment fees paid on this facility, the calculation of which is described below. Depending on the level of outstanding debt, the interest rate will be either the bank's base rate (8.25% at March 31, 1997) or the bank's base rate plus 0.25%. This

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


       facility also allows, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR"). The LIBOR option will now vary from plus 1% to plus 1.5%. There was no outstanding balance under this line of credit at either March 31, 1997 or December 31, 1996. The restated revolving line of credit extends through September 30, 1999.

           The terms of the revolving line of credit include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2,000,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company presently intends to continue a policy of using retained earnings for expansion of its business. As of March 31, 1997 and December 31, 1996, the Company was in compliance with the provisions of these agreements.

           The Company's other credit facility, which is the Company's only secured facility, is an amended and restated revolving line of credit with the lead bank of the two bank-group, secured by certain Company receivables. This facility, effective April 30, 1996, was amended to $7,000,000 with interest at the bank's base rate less 0.25% (8% at March 31, 1997). The available borrowing base is $2,000,000 at March 31, 1997, and will be redetermined periodically. This borrowing base decrease from $7,000,000 was also effective December 1, 1996, at the Company's request. There was no outstanding amount on this facility at either March 31, 1997 or December 31, 1996. This restated credit facility extends through September 30, 1999.

           In addition to interest on these credit facilities, the Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts outstanding, plus the amount of all letters of credit outstanding during the period. The aggregate amounts of commitment fees paid by the Company were $6,600 for the first three months of 1997 and $120,000 for the twelve-month period in 1996.

(4)    LONG-TERM DEBT

           The Company's long-term debt at March 31, 1997 and December 31, 1996, consists of $115,000,000 of 6.25% Convertible Subordinated Notes due 2006 ("Notes"). The Notes were issued on November 25, 1996, and will mature on November 15, 2006. The Notes are convertible into common stock of the Company at the option of the holders at any time prior to maturity at a conversion price of $34.69 per share, subject to adjustment upon the occurrence of certain events. Interest on the Notes is payable semiannually on May 15 and November 15, commencing with the first payment on May 15, 1997. On or after November 15, 1999, the Notes are redeemable for cash at the option of the Company, with certain restrictions, at 104.375% of principal, declining to 100.625% in 2005. Upon certain changes in control of the Company, if the price of the Company's common stock is not above certain levels each holder of Notes will have the right to require the Company to repurchase the Notes at the principal amount thereof, together with accrued and unpaid interest to the date of repurchase but after the repayment of any Senior indebtedness, as defined.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


           The Company's long-term debt previously consisted of $28,750,000 of 6.5% Convertible Subordinated Debentures due 2003 ("Debentures"). The Debentures were issued on June 30, 1993 under terms making them convertible into common stock of the Company at an adjusted conversion price of $12.27 per share. The Debentures became redeemable for cash at the option of the Company after June 30, 1996. On July 1, 1996, the Company called all of the Debentures for redemption on August 5, 1996 at 104.55% of their face amount. Prior to the redemption date, the holders of all of the outstanding Debentures elected to convert their Debentures into shares of common stock, resulting in the issuance of 2.34 million shares of common stock in August 1996. Upon conversion of the Debentures into common stock, the approximate $27,650,000 net carrying amount of the debt (the face amount less unamortized deferred charges) was transferred to the Company's appropriate capital accounts during the third quarter of 1996.

           Interest expense on the Notes, including amortization of debt issuance costs, totaled $1,873,914 for the three-month period ending March 31, 1997, while interest expense on both the Notes and Debentures, including amortization of debt issuance costs, totaled $1,731,194 for the twelve-month period ending December 31, 1996.

(5)    STOCKHOLDERS' EQUITY

           In August 1996, the holders of the Company's Debentures converted such Debentures into 2.34 million shares of the Company's common stock, which resulted in a third quarter 1996 increase in the Company's capital accounts of approximately $27,650,000.

           In 1996, the Company established an Employee Stock Ownership Plan ("ESOP"), effective January 1, 1996. All employees over the age of 21 with one year of service are participants. The Plan has a five year cliff vesting, and service is recognized after the Plan effective date. The ESOP is designed to enable employees of the Company to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock which has been contributed by the Company. Compensation costs are reported when such shares are released to employees. The Plan may also acquire Swift Energy Company common stock purchased at fair market value. The ESOP can borrow money from the Company to buy Company stock as was done in September 1996 to purchase 25,000 shares from the Company's chairman. Benefits will be paid in a lump sum or installments, and the participants generally have the choice of receiving cash or stock. At March 31, 1997 and December 31, 1996, the unearned portion of the ESOP ($225,083) and ($521,354), respectively, was recorded as a contra-equity account entitled "Unearned ESOP Compensation."

           In March 1997, the Company's board of directors approved a common stock repurchase program for up to $20.0 million of the Company's common stock throughout 1997. Purchases of shares are made in the open market. Under the program, through March 31, 1997, approximately 157,900 shares have been acquired at a total cost of $3.76 million and are included in "Treasury stock held, at cost" on the balance sheet at March 31, 1997.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


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

           On July 12, 1996, the Company entered into a partnership agreement which provides for the Company to contribute its rights under the Participation and Management Agreement to the partnership and for the partners to share equally revenues and costs of developing the Samburg Field and funding and management of the license areas, all in conjunction with Senega. The partnership is to be funded by the partners upon fulfillment of certain conditions and completion of certain further arrangements with Senega. It is currently anticipated that these activities would be funded principally through project financing. At March 31, 1997, the Company's investment in Russia was approximately $9,744,000, and is included in the unproved properties portion of oil and gas properties.

       Venezuela

           The Company formed a wholly-owned subsidiary, Swift Energy de Venezuela, C.A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. Although, the Company did not win the bids, it has continued to pursue cooperative ventures involving other fields and opportunities in Venezuela. Currently, the Company is evaluating a number of Blocks being offered by Petroleos de Venezuela, S.A. under the Third Operating Agreement Round. At March 31, 1997, the Company's investment in Venezuela was approximately $2,113,000 and is included in the unproved properties portion of oil and gas properties net of impairments of $45,668.

       New Zealand

           Since October 1995, the Company has been issued two Petroleum Exploration Permits by the New Zealand Minister of Energy. The first permit covers approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covers approximately 69,300 adjacent acres. Under the terms of the permits, the Company is obligated to analyze and interpret certain seismic data, acquire certain new seismic data and drill one exploratory well, to be followed by a development well or additional seismic work, all of which is to be performed on a staged basis in order to maintain the permits, over periods extending through July 2000 for the first permit and August 1999 for the second permit. At March 31, 1997, the Company's investment in New Zealand was approximately $1,376,000 and is included in the unproved properties portion of oil and gas properties.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

       GENERAL

           The Company was formed in 1979, and from 1985 to 1991 grew primarily through the acquisition of producing properties funded through limited partnership financing. Commencing in 1991, the Company began to reemphasize the addition of reserves through increased exploration and development drilling activity. This emphasis on exploration and development drilling has led to additions of increasing quantities of reserves in each of 1994, 1995, 1996, and the first three months of 1997.

           The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report, including those regarding the Company's financial results, levels of oil and gas production or revenues, capital expenditures, and capital resource activities, could differ materially from those estimated. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, and fluctuations in oil and natural gas prices, as well as the risks and uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

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

           During the first ten months of 1996, the Company relied upon internally generated cash flows and bank borrowings to fund its capital expenditures. In November 1996, the Company realized $110.45 million in net proceeds from an offering of 6.25% Convertible Subordinated Notes due 2006 that provided sufficient capital to repay the Company's bank financing and finance its capital expenditures through the first quarter of 1997 and is expected to provide, along with internally generated cash flows, for capital expenditures and working capital needs for the remainder of 1997. Described below are the major elements of the Company's liquidity and capital resources.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


       Net Cash Provided by Operating Activities

           For the three month period ended March 31, 1997, net cash provided by operating activities increased significantly (215%) to $19.5 million, as compared to $6.2 million during the first three months of 1996. The 1997 increase of $13.3 million was primarily due to an increase in cash flows from oil and gas sales, which increased $8.7 million (94%), exclusive of the noncash amortization of deferred revenues associated with the Company's volumetric production payment. This increase in oil and gas sales was primarily the result of increased production volumes and higher product prices, as described below.

       Sale of Convertible Subordinated Notes

           In November 1996, the Company issued $115.0 million of 6.25% Convertible Subordinated Notes due November 15, 2006, in a public offering. Proceeds of the offering were used for repayment in full of all the Company's bank borrowings ($33.1 million on November 25, 1996) and for capital expenditures through the first quarter of 1997, with the remainder of the proceeds to be used, along with internally generated cash flows, to fund capital expenditures and working capital needs. The principal terms of these Notes are more fully described in Note 4 to the Company's Condensed Consolidated Financial Statements.

       Other Financing Activities

           Convertible Subordinated Debentures. On June 30, 1993, the Company issued $28.75 million of 6.5% Convertible Subordinated Debentures due 2003 in a public offering. Proceeds of the offering were used primarily to acquire producing oil and gas properties and to finance the Company's expanding exploration and development program. As described in Note 4 to the Company's Condensed Consolidated Financial Statements included herein, in August 1996 the Debentures were converted by their holders into 2.34 million shares of the Company's common stock following the Company's July 1996 announcement of their redemption in August 1996, unless earlier converted. As a result of this conversion, the Company's stockholders' equity increased approximately $27.65 million.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


       Credit Facilities

           In recent years, the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities. Formerly, the Company established credit facilities which were used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures, and to provide working capital. These credit facilities consist of a $100.0 million unsecured revolving line of credit with a $5.0 million borrowing base, and a $7.0 million secured revolving line of credit with a $2.0 million borrowing base. The principal terms and restrictions of these credit facilities are described in Note 3 to the Company's Condensed Consolidated Financial Statements included herein.

           At March 31, 1997 and at December 31, 1996, the Company had no outstanding balances under these borrowing arrangements, since those borrowings were repaid with proceeds from the Company's 6.25% Convertible Subordinated Notes offering in 1996.

           Partnership Programs. Since late 1993, the Company has offered private partnerships formed to drill for oil and gas. During 1996, the Company formed three drilling partnerships with total subscriptions of approximately $22.0 million and in May 1997 formed a $4.4 million partnership. The Company anticipates that it will continue to offer the drilling partnerships for the foreseeable future and expects to form its second 1997 partnership on or about June 30, 1997.

           At March 31, 1997, limited partnership formation and marketing costs (which under the current drilling partnership offerings are borne by the Company as part of the Company's general partner contribution) amounted to $973,000, an increase of $463,000, when compared with the December 31, 1996 balance. In May 1997, this balance will be reduced as associated contribution costs of the first 1997 partnership will be transferred to the oil and gas properties account as the Company's general partner contribution in that partnership.

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

       Working Capital

           The Company's working capital has decreased over the last three months, from $68.7 million at December 31, 1996, to $52.5 million at March 31, 1997. This decrease is primarily the result of the Company's capital expenditures as described below.

           Since year end 1996, the Company's receivable account from limited partnerships decreased due to repayments made with funds generated from
       (a) property sales proceeds realized by these partnerships, and (b) the continuation of strong oil and gas prices received by these partnerships. Both of these increased the cash flows of these partnerships, thus allowing them to reduce their balances owed to the Company.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


           Due to the nature of the Company's business highlighted above, the individual components of its working capital fluctuate considerably from period to period. The Company incurs significant working capital requirements in connection with its role as operator of approximately 870 wells, its accelerated drilling programs, and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

       Stock Repurchase Program

           In March 1997, the Company's board of directors approved a common stock repurchase program for up to $20.0 million of the Company's common stock throughout 1997. Purchases of shares are made in the open market. As of March 31, 1997, the Company used $3.76 million of working capital to acquire 157,900 shares at an average cost of $23.81 per share. Through April, 383,900 shares have been acquired at a total cost of $8.44 million ($21.99 per share).

       Capital Expenditures

           Capital expenditures for property, plant, and equipment during the first three months of 1997 were $28.4 million. These capital expenditures included: (a) $23.6 million of drilling costs, both exploratory and developmental (primarily in the AWP Olmos Field and Austin Chalk trend),
       (b) $3.3 million of prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the Company's account), (c) $1.3 million invested in foreign business opportunities in New Zealand (approximately $628,000), in Venezuela (approximately $508,000), and in Russia (approximately $211,000), as described in Note 6 to the Company's Condensed Consolidated Financial Statements included herein, with the remainder spent primarily for computer equipment and furniture and fixtures. In the remaining nine months of 1997, the Company expects capital expenditures to be approximately $85.0 million, including investments in all areas in which investments were made during the first three months of the year as described above, with a particular focus on exploratory and development drilling. The Company currently plans to participate in the drilling of 178 gross wells this year, compared to 153 wells in 1996. Through March 31, 1997, the Company had participated in drilling 60 wells (5 exploratory and 55 development wells with 3 exploratory successes and 54 development successes). The steady growth in the Company's unproved property account which is not being amortized is indicative of the shift to a focus on drilling activity, as the Company acquires prospect acreage. This unproved property account also reflects $1.3 million of capital expenditures in the first three months of 1997 made in relation to the Company's foreign business opportunities, as described above.

           The Company believes that 1997's anticipated internally generated cash flows (expected to increase as the Company's production base increases as a result of its accelerated drilling program), together with the remainder of the net proceeds from the November 1996 Notes offering, will be sufficient to finance the costs associated with its currently budgeted 1997 capital expenditures and other uses of working capital. Further liquidity needs may also be met by its existing credit facilities.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


       RESULTS OF OPERATIONS

       Comparison of Three Months Ended March 31, 1997 and 1996

           Net income of $6.8 million and earnings per share of $0.45 for the first three months of 1997 were 120% and 80% higher, respectively, than net income of $3.1 million, and earnings per share of $0.25 in the same period for 1996. This increase in net income primarily reflected the effect of a 90% increase in oil and gas sales revenues as a result of a 55% increase in natural gas production volumes, a 4% increase in crude oil production volumes, plus product price improvements. The lower percentage increase in earnings per share reflects a 21% increase in weighted average shares outstanding for the period, as a result of the conversion of the 1993 Debentures into 2.34 million shares of common stock in the third quarter of 1996.

       Revenues

           The Company's revenues increased 90% during the first three months of 1997 from the comparative period in 1996, due primarily to the increase in oil and gas sales. Oil and gas sales increased 90% to $18.4 million in the first quarter of 1997, compared to $9.7 million for the comparative period in 1996. The 55% increase in natural gas production and the 4% increase in oil production were primarily the result of production from recent drilling activity, most notably from the Company's two primary development areas, the AWP Olmos Field and the Austin Chalk trend. The Company's net sales volume (including the volumetric production payment) in the first three months of 1997 increased by 43% or 1.8 Bcfe (billion cubic feet equivalent) over volumes in the comparable 1996 period. Oil and gas sales were also aided by 13% and 42% increases in average prices received for oil and gas, respectively, between the two periods, as highlighted in the table below.

         The Company's $8.7 million increase in oil and gas sales during the first quarter of 1997 was comprised of volume variances of $3.8 million from the 1.7 Bcf increase in gas sales volumes and $0.1 million from the 7,100 barrel increase in oil sales volumes, while price variances contributed $4.4 million from the increase in average gas prices received and $0.4 million from the increase in average oil prices received. The Company's 1997 oil and gas sales from the AWP Olmos Field were $11.1 million ($4.6 million in 1996) from 3.7 Bcfe of net sales volumes (2.1 Bcfe in 1996) for an increase of 1.6 Bcfe, while the Austin Chalk trend generated oil and gas sales of $3.0 million ($1.6 million in 1996) from
       1.0 Bcfe of net sales volume (0.7 Bcfe in 1996) for an increase of 0.3 Bcfe.

           Revenues from oil and gas sales comprised 86% and 87%, respectively, of total revenues for the first three months of 1997 and 1996. The majority (82% and 71%, respectively), of these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas sales to continue to increase as a direct consequence of the addition of oil and gas reserves through the Company's active drilling program.

                         SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


           The following table provides additional information regarding the Company's oil and gas sales.

                                    Net Sales Volume                   Average Sales Price

                                  Oil (Bbl)      Gas (Mcf)             Oil (Bbl)    Gas (Mcf)
                                  --------       --------              --------     --------
       1996
       3 Mos Ended 03-31-96       159,155        3,172,399               $17.78       $2.16


       1997
       3 Mos Ended 03-31-97       166,240        4,903,206               $20.13       $3.06


           Supervision fees increased 21%, having grown from $1.0 million in the first three months of 1996 to $1.2 million in the first three months of 1997. This increase is primarily due to the annual escalation in well overhead rates, and the increase in drilling activity by the Company, which in turn increases the drilling well overhead portion of such fees.

       Costs and Expenses

           General and administrative expenses for the first quarter of 1997 increased approximately $138,000 or 10% when compared to the same period in 1996. This increase in costs reflects the increase in the Company's activities. However, the Company's general and administrative expenses per Mcfe produced decreased by 23% from $0.35 per Mcfe produced for the first quarter of 1996 to $0.27 per Mcfe produced for the comparable period in 1997. The majority of the companies in the oil and gas industry treat supervision fees as a reduction of their general and administrative expenses. If the Company were to follow this practice, these expenses net of supervision fees would have decreased from $0.10 per Mcfe produced for the first three months of 1996 to $0.06 per Mcfe produced for the same period in 1997.

           Depreciation, depletion, and amortization ("DD&A") increased 65% (approximately $2.1 million) for the first three months of 1997, primarily due to the Company's reserves additions and associated costs and to the related sale of increased quantities of oil and gas therefrom. The Company's DD&A rate per Mcfe of production has increased from $0.79 per Mcfe produced in the 1996 period to $0.91 per Mcfe produced in the 1997 period, reflecting variations in the per unit cost of reserve additions.

           The Company's production costs per Mcfe increased from $0.45 per Mcfe produced in the 1996 period to $0.47 per Mcfe produced in the 1997 period. This increase in rate per unit of production was due primarily to remedial well work performed during the first quarter of 1997. Primarily due to the 43% increase in production volumes, oil and gas production costs increased 49% (approximately $915,000) in the first three months of 1997 when compared to the first three months of 1996. As discussed above, the Company's increase in production is primarily through its drilling activities in the AWP Olmos Field and Austin Chalk trend, where the Company already has an established operating base. The increase in production costs is partially offset by an exemption in these same fields from the 7.5% Texas severance tax applicable to gas production from

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTUNUED


       certain natural gas wells certified to be in tight formations or to be deep wells by the Texas Railroad Commission. Additionally, commencing September 1, 1996, certain wells certified as "high cost gas" wells are entitled to a reduction of severance tax based upon a formula amount, but not the full exemption of 7.5% received on certified wells drilled prior to September 1, 1996. Therefore, the increase in drilling activity and production has not been accompanied by a proportionate increase in operating costs. This tax exemption has had a positive impact on the Company's production costs during 1996 and 1997, although under the new rules, the proportionate amount of the exemption may be reduced in future periods.

           Interest expense in the first three months of 1997 on the 6.25% Notes, including amortization of debt issuance costs, totaled $1,874,000 ($497,000 in the 1996 period on the 6.5% Debentures), while commitment fees on the credit facilities totaled $10,000 ($204,000 in the 1996 period for interest expense and commitment fees) for a total interest expense of $1,884,000 (of which $535,000 was capitalized). In the first three months of 1996, these costs totaled $701,000 (of which $629,000 was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The increase in interest expense in 1997 is attributable to the increase in interest incurred on the 6.25% Notes ($115.0 million) compared to the 6.5% Debentures ($28.75 million), offset to some degree by outstanding balances under the Company's credit facilities in 1996, and by the $1.0 million in interest income earned on the unused to date portion of the net proceeds on the 6.25% Notes.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION



Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information - N/A

Item 6.    Exhibits & Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SWIFT ENERGY COMPANY


                                          (Registrant)

Date: May 13, 1997                        By: (Original Signed By)
      ------------                            ----------------------------------
                                              John R. Alden
                                              Sr. Vice President - Finance
                                              Chief Financial Officer, Secretary


Date: May 13, 1997                        By: (Original Signed By)
      ------------                            ----------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President,
                                              Controller and Principal
                                              Accounting Officer