Form 10-Q
period 1997-06-30
SWIFT ENERGY CO
filed 1997-08-13
CIK 351817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                            Yes     X       No
                                ---------       --------

            Indicate the number of shares outstanding of each of the
                 Registrant's classes of common stock, as of the
                            latest practicable date.


                  Common Stock                        15,298,121 Shares
                 ($.01 Par Value)               (Outstanding at July 31, 1997)
                 (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               PAGE
         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  June 30, 1997 and December 31, 1996                                    3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month and Six-month periods
                       ended June 30, 1997 and 1996                                           5

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  June 30, 1997 and December 31, 1996                                    6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Six-month periods ended June 30, 1997 and 1996                  7

                    Notes to Condensed Consolidated Financial Statements                      8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                15

PART II.  OTHER INFORMATION

         Items 1-6.                                                                          23

SIGNATURES                                                                                   25

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30, 1997           December 31, 1996
                                                             -----------------         -----------------
                                                                (Unaudited)                  (Note 1)
ASSETS
Current Assets:
  Cash and cash equivalents                                  $      39,222,830         $      77,794,974
  Accounts receivable -
    Oil and gas sales                                                8,071,533                13,637,390
    Associated limited partnerships
       and joint ventures                                            3,675,757                 6,396,149
    Joint interest owners                                            3,733,051                 3,079,619
  Other current assets                                                 241,318                   711,346
                                                            ------------------         -----------------
      Total Current Assets                                          54,944,489               101,619,478
                                                            ------------------         -----------------

Property and Equipment:
  Oil and gas, using full-cost accounting
    Proved properties being amortized                              273,132,553               216,310,033
    Unproved properties not being amortized                         32,870,102                27,620,462
                                                             -----------------         -----------------
                                                                   306,002,655               243,930,495
  Furniture, fixtures, and other equipment                           5,987,808                 5,729,228
                                                             -----------------         -----------------
                                                                   311,990,463               249,659,723
  Less-Accumulated depreciation, depletion,
       and amortization                                            (58,041,921)              (46,685,736)
                                                             -----------------         -----------------
                                                                   253,948,542               202,973,987
                                                             -----------------         -----------------
Other Assets:
  Receivables from associated limited
    partnerships, net of current portion                             1,116,032                   759,711
  Limited partnership formation and
    marketing costs                                                    855,928                   510,607
  Deferred charges                                                   4,353,828                 4,511,481
                                                             -----------------         -----------------
                                                                     6,325,788                 5,781,799
                                                             -----------------         -----------------

                                                             $    315,218,819          $     310,375,264
                                                             ================          =================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30, 1997            December 31, 1996
                                                           ----------------------     ----------------------
                                                                 (Unaudited)                 (Note 1)
   Liabilities and Stockholders' Equity

   Current Liabilities:
     Accounts payable and accrued liabilities              $           20,295,406     $           20,416,589
     Payable to associated limited partnerships                         2,090,812                  1,444,648
     Undistributed oil and gas revenues                                 7,014,901                 11,054,379
                                                           ----------------------     ----------------------
         Total Current Liabilities                                     29,401,119                 32,915,616
                                                           ----------------------     ----------------------

   Long-Term Debt                                                     115,000,000                115,000,000
   Deferred Revenues                                                    3,640,993                  4,404,081
   Deferred Income Taxes                                               20,061,523                 15,293,957

   Commitments and Contingencies

   Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000
       shares authorized, none outstanding                                    ---                        ---
     Common stock, $.01 par value, 35,000,000
       shares authorized, 15,297,742 and 15,176,417
       shares issued and outstanding, respectively                        152,977                    151,764
     Additional paid-in capital                                       103,534,199                102,018,861
     Treasury stock held, at cost, 382,800 shares                     (8,417,228)                        ---
     Unearned ESOP compensation                                         (150,055)                  (521,354)
     Retained earnings                                                 51,995,291                 41,112,339
                                                           ----------------------     ----------------------
                                                                      147,115,184                142,761,610
                                                           ----------------------     ----------------------

                                                           $          315,218,819     $          310,375,264
                                                           ======================     ======================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                      Three months ended June 30,            Six months ended June 30,
                                                 -------------------------------------- -----------------------------------
                                                       1997                1996                1997               1996
                                                 ----------------   ------------------  ----------------   ----------------
Revenues:
  Oil and gas sales                              $     14,071,526   $       10,814,618  $     32,441,177   $     20,506,580
  Fees from limited partnerships
    and joint ventures                                    165,373               90,403           264,103            160,326
  Supervision fees                                      1,272,764            1,095,777         2,520,731          2,126,982
  Interest income                                         751,351               17,651         1,750,176             26,087
  Other, net                                              664,828              539,442         1,195,124            926,763
                                                 ----------------   ------------------  ----------------   ----------------
                                                       16,925,842           12,557,891        38,171,311         23,746,738
                                                 ----------------   ------------------  ----------------   ----------------

Costs and Expenses:
  General and administrative, net of
     reimbursement                                      1,493,642            1,414,226         3,068,796          2,851,734
  Depreciation, depletion, and amortization             5,711,594            3,630,387        11,108,541          6,899,922
  Oil and gas production                                2,669,455            1,810,545         5,432,147          3,658,708
  Interest expense, net                                 1,043,677              221,789         2,393,308            293,907
                                                 ----------------   ------------------    --------------   ----------------
                                                       10,918,368            7,076,947        22,002,792         13,704,271
                                                 ----------------   ------------------    --------------   ----------------

Income before Income Taxes                              6,007,474            5,480,944        16,168,519         10,042,467

Provision for Income Taxes                              1,893,785            1,802,628         5,285,567          3,281,770
                                                 ----------------   ------------------  ----------------   ----------------

Net Income                                       $      4,113,689   $        3,678,316  $     10,882,952   $      6,760,697
                                                 ================   ==================  ================   ================


  Primary:                                       $           0.28   $             0.29  $           0.72   $           0.54
                                                 ================   ==================  ================   ================

  Fully diluted:                                 $           0.27   $             0.25  $           0.68   $           0.47
                                                 ================   ==================  ================   ================

Weighted Average Shares Outstanding                    14,910,965           12,631,461        15,047,590         12,585,921
                                                 ================   ==================  =============== =  ================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Additional                      Unearned
                                        Common        Paid-In         Treasury         ESOP          Retained
                                       Stock(1)        Capital          Stock      Compensation      Earnings            Total
                                    -------------   -------------   ------------   ------------   --------------   ---------------
Balance, December 31, 1995          $     125,097   $  71,133,979   $         --   $         --   $   22,086,889   $    93,345,965
   Stock issued for benefit plans
       (30,015 shares)                        300         347,345             --             --               --           347,645
   Stock options exercised
      (257,207 shares)                      2,572       2,630,959             --             --               --         2,633,531
   Employee stock purchase plan
      (36,387 shares)                         364         272,178             --             --               --           272,542
   Loan to  ESOP  for  purchase  of
   shares                                      --              --             --       (568,750)              --         (568,750)
   Allocation of ESOP shares                   --           5,382             --         47,396               --            52,778
   Debenture conversion
       (2,343,108 shares)                  23,431      27,629,018             --             --               --        27,652,449
   Net income                                  --              --             --             --       19,025,450        19,025,450
                                    -------------   -------------   ------------   ------------    -------------   ---------------

Balance, December 31, 1996          $     151,764   $ 102,018,861   $         --   $   (521,354)   $   41,112,339   $  142,761,610
                                    =============   =============   ============   =============   ==============   ==============

   Stock issued for benefit plans
       (12,227 shares)(2)                     122         371,359             --             --               --           371,481
   Stock options exercised
       (82,547 shares)(2)                     825         652,991             --             --               --           653,816
   Employee stock purchase plan
       (26,551 shares) (2)                    266         403,145             --             --               --           403,411
   Allocation of ESOP shares (2)               --          87,843             --        371,299               --           459,142
   Purchase  of  382,800  shares of
   treasury stock (2)                          --              --     (8,417,228)            --               --        (8,417,228)
   Net income (2)                              --              --             --             --       10,882,952        10,882,952
                                    -------------   -------------   ------------    -----------    -------------    --------------

Balance, June 30, 1997(2)           $     152,977   $ 103,534,199   $ (8,417,228)   $  (150,055)   $   51,995,291   $  147,115,184
                                    =============   =============   ============    ===========    ==============   ==============

(1) $.01 Par Value
(2) Unaudited

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     Six Months Ended June 30,
                                                                               -----------------------------------
                                                                                     1997                 1996
                                                                               ---------------      --------------
Cash Flows From Operating Activities:
  Net income                                                                   $    10,882,952      $    6,760,697
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                       11,108,541           6,899,922
    Deferred income taxes                                                            4,767,566           2,731,551
    Deferred revenue amortization related to production payment                       (763,088)           (849,187)
    Other                                                                              616,794              59,514
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable                                     3,432,911            (841,577)
      Decrease in accounts payable and accrued
        liabilities, excluding income taxes payable                                   (294,150)           (345,144)
      Increase in income taxes payable                                                 533,737             487,988
                                                                               ---------------      ---------------

        Net Cash Provided by Operating Activities                                   30,285,263          14,903,764
                                                                               ---------------      --------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                              (64,042,926)        (29,968,034)
  Proceeds from the sale of property and equipment                                   1,648,477           1,052,185
  Net cash received (distributed) as operator
    of oil and gas properties                                                       (1,740,833)        (16,411,758)
  Net cash received (distributed) as operator
    of partnerships and joint ventures                                               2,364,071           8,423,927
  Limited partnership formation and marketing costs                                   (345,321)           (847,971)
  Prepaid drilling costs                                                                   ---            (119,688)
  Other                                                                                247,645             (75,138)
                                                                               ---------------      --------------

        Net Cash Used in Investing Activities                                      (61,868,887)        (37,946,477)
                                                                               ---------------      --------------

Cash Flows From Financing Activities:
  Net proceeds from bank borrowings                                                        ---           15,210,000
  Net proceeds from issuances of common stock                                        1,428,708            1,587,640
  Purchase of  treasury stock                                                       (8,417,228)                 ---
                                                                               ---------------      ---------------

        Net Cash Provided by (Used in) Financing Activities                         (6,988,520)          16,797,640
                                                                               ---------------      ---------------

Net Decrease in Cash and Cash Equivalents                                          (38,572,144)          (6,245,073)

Cash and Cash Equivalents at Beginning of Period                                    77,794,974            7,574,512
                                                                               ---------------      ---------------

Cash and Cash Equivalents at End of Period                                     $    39,222,830      $     1,329,439
                                                                               ===============      ===============

Supplemental disclosures of cash flow information:

Cash paid during period for interest, net of amounts
  capitalized                                                                  $     2,036,002      $       234,392
Cash paid during period for income taxes                                       $       150,000      $        78,873


See accompanying notes to condensed financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


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

       Deferred Charges

           Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the issuance of the Company's 6.5% Convertible Subordinated Debentures due 2003 (the "Debentures") in June 1993 were capitalized and through June 1996 were being amortized over the life of the Debentures. Due to the conversion of all outstanding Debentures into common stock in August 1996, the related unamortized costs ($1,097,551) were transferred to the Company's appropriate capital accounts in the third quarter of 1996. The issuance costs associated with the public offering in November 1996 of the Company's 6.25% Convertible Subordinated Notes (the "Notes") have been capitalized and are being amortized over the life of the Notes, which mature on November 15, 2006. The balance of these issuance costs at June 30, 1997 ($4,353,828) is net of accumulated amortization of $196,172.


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

        Deferred Revenues

           In May 1992, the Company purchased interests in certain wells using funds provided by the Company's sale of a volumetric production payment in these properties. Under the terms of the production payment agreement, the Company continues to own the properties purchased but is required to deliver a minimum quantity of hydrocarbons produced from the properties (meeting certain quality and heating equivalent requirements) over a specified period. Since entering into this agreement, the Company has met all scheduled deliveries. Volumes remaining to be delivered through October 2000 under the volumetric production payment (approximately 2.5 Bcf at June 30, 1997) are not included in the Company's proved reserves. Net proceeds from the sale of the production payment were

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


       recorded as deferred revenues. Deliveries under the production payment agreement are recorded as oil and gas sales revenues and a corresponding reduction of deferred revenues. Hydrocarbons produced in excess of the amount required to be delivered are sold by the Company for its own account.

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

           Commencing September 15, 1993, the Company began offering, on a private placement basis, general and limited partnership interests in limited partnerships to be formed to drill for oil and gas. As managing general partner, the Company pays for all front-end costs incurred in connection with these offerings, for which the Company receives an interest in the partnerships. Through July 31, 1997, approximately $49,200,000 had been raised in ten partnerships, one formed in each of 1993 and 1994, three in each of 1995 and 1996, and two in 1997. In July, September, and November 1996, the Company closed the sixth, seventh, and eighth partnerships with total subscriptions of approximately $4,900,000, $10,000,000, and $7,100,000, respectively. In May and July 1997, the Company closed the ninth and tenth partnerships with total subscriptions of approximately $4,400,000 and $3,000,000, respectively. Costs of syndication and qualification of these limited partnerships incurred by the Company have been deferred. Under the current private limited partnership offerings, selling and formation costs borne by the Company serve as the Company's general partner contribution to such partnerships.

                  During 1996, the limited partners in 18 partnerships which had been in operation over nine years and have produced a substantial majority of their reserves, voted to sell their remaining properties and liquidate the limited partnerships. In 1996, 10 of the earliest public income partnerships were liquidated, and in early 1997 eight private drilling partnerships were liquidated. The Company currently is in the process of proposing

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


       liquidation to limited partners of an additional 11 partnerships and intends to make similar proposals to other partnerships for an orderly sale of their properties and liquidation of the partnerships over the next several years. The Company may offer to acquire certain portions of the remaining property interests owned by these limited partnerships.

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

           The calculation of fully diluted income per share assume conversion of the Company's Notes and Debentures as of the beginning of the period and the elimination of the related after-tax interest expense and assume, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. The weighted average number of shares used in the computation of fully diluted per share amounts was 18,811,982 and 15,314,530 for the respective six-month periods ended June 30, 1997 and 1996, and 18,675,357 and 15,360,070 for the respective three-month periods ended June 30, 1997 and 1996. Due to the August 1996 conversion of these Debentures into 2.34 million shares of common stock, as described below, the effect of such conversion in the 1997 periods is included in primary income per share.

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been adopted during the periods reported on herein, basic and diluted earnings per share would have been the same as currently reported for primary and fully diluted earnings per share, with the exception that diluted earnings per share for the three months ended June 30, 1996 under SFAS No. 128 would have been $0.26 instead of the reported $0.25.

(3)    BANK BORROWINGS

           The Company has available through a two bank-group, a revolving line of credit. Effective April 30, 1996, this credit agreement was restated. The facility was increased to $100,000,000 and is now unsecured. The available borrowing base at June 30, 1997, was $5,000,000, and will be redetermined periodically. Prior to December 1, 1996, the

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


       borrowing base was $30,000,000. At the Company's request, it was reduced to the $5,000,000 amount effective December 1, 1996. This was requested in order to reduce the amount of commitment fees paid on this facility, the calculation of which is described below. Depending on the level of outstanding debt, the interest rate will be either the bank's base rate (8.5% at June 30, 1997) or the bank's base rate plus 0.25%. This facility also allows, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR"). The LIBOR option will now vary from plus 1% to plus 1.5%. There was no outstanding balance under this line of credit at either June 30, 1997 or December 31, 1996. The restated revolving line of credit extends through September 30, 1999.

           The terms of the revolving line of credit include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2,000,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company presently intends to continue a policy of using retained earnings for expansion of its business. As of June 30, 1997 and December 31, 1996, the Company was in compliance with the provisions of these agreements.

           The Company's other credit facility, which is the Company's only secured facility, is an amended and restated revolving line of credit with the lead bank of the two bank-group, secured by certain Company receivables. Effective April 30, 1996, this facility was increased to $7,000,000 with interest at the bank's base rate less 0.25% (8.25% at June 30, 1997). The available borrowing base was $2,000,000 at June 30, 1997, and will be redetermined periodically. This borrowing base decrease from $7,000,000 was also effective December 1, 1996, at the Company's request. There was no outstanding amount on this facility at either June 30, 1997 or December 31, 1996. This restated credit facility extends through September 30, 1999.

           In addition to interest on these credit facilities, the Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts outstanding, plus the amount of all letters of credit outstanding during the period. The aggregate amounts of commitment fees paid by the Company were $13,200 for the first six months of 1997 and $120,000 for the twelve-month period in 1996.

(4)    LONG-TERM DEBT

           The Company's long-term debt at June 30, 1997 and December 31, 1996, consists of $115,000,000 of 6.25% Convertible Subordinated Notes due 2006 ("Notes"). The Notes were issued on November 25, 1996, and will mature on November 15, 2006. The Notes are convertible into common stock of the Company at the option of the holders at any time prior to maturity at a conversion price of $34.69 per share, subject to adjustment upon the occurrence of certain events. Interest on the Notes is payable semiannually on May 15 and November 15, commencing with the first payment on May 15, 1997. On or after November 15, 1999, the Notes are redeemable for cash at the option of the Company, with certain restrictions, at 104.375% of principal, declining to 100.625% in 2005. Upon certain

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


       changes in control of the Company, if the price of the Company's common stock is not above certain levels, each holder of Notes will have the right to require the Company to repurchase the Notes at the principal amount thereof, together with accrued and unpaid interest to the date of repurchase but after the repayment of any Senior indebtedness, as defined.

           The Company's long-term debt previously consisted of $28,750,000 of 6.5% Convertible Subordinated Debentures due 2003 ("Debentures") issued on June 30, 1993, which were convertible into common stock at an adjusted conversion price of $12.27 per share. On July 1, 1996, the Company called all of the Debentures for redemption on August 5, 1996 at 104.55% of their face amount. Prior to the redemption date, the holders of all of the outstanding Debentures elected to convert their Debentures into shares of common stock, resulting in the issuance of 2.34 million shares of common stock in August 1996. Upon conversion of the Debentures into common stock, the approximate $27,650,000 net carrying amount of the debt (the face amount less unamortized deferred charges) was transferred to the Company's appropriate capital accounts during the third quarter of 1996.

           Interest expense on the Notes, including amortization of debt issuance costs, totaled $3,751,403 for the six-month period ending June 30, 1997, while interest expense on both the Notes and Debentures, including amortization of debt issuance costs, totaled $1,731,194 for the twelve-month period ending December 31, 1996.

(5)    STOCKHOLDERS' EQUITY

           In August 1996, the holders of the Company's Debentures converted such Debentures into 2.34 million shares of the Company's common stock, which resulted in a third quarter 1996 increase in the Company's capital accounts of approximately $27,650,000.

           In 1996, the Company established an Employee Stock Ownership Plan ("ESOP"), effective January 1, 1996. All employees over the age of 21 with one year of service are participants. The Plan has a five year cliff vesting, and service is recognized after the Plan effective date. The ESOP is designed to enable employees of the Company to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock which has been contributed by the Company. Compensation costs are reported when such shares are released to employees. The Plan may also acquire Swift Energy Company common stock purchased at fair market value. The ESOP can borrow money from the Company to buy Company stock as was done in September 1996 to purchase 25,000 shares from the Company's chairman. Benefits will be paid in a lump sum or installments, and the participants generally have the choice of receiving cash or stock. At June 30, 1997 and December 31, 1996, the unearned portion of the ESOP ($150,055) and ($521,354), respectively, was recorded as a contra-equity account entitled "Unearned ESOP Compensation."

           In March 1997, the Company's board of directors approved a common stock repurchase program for up to $20.0 million of the Company's common stock throughout 1997. Purchases of shares are made in the open market. Under the program, through June 30, 1997, approximately 382,800 shares have been acquired at a total cost of $8.42 million and are included in "Treasury stock held, at cost" on the balance sheet at June 30, 1997.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


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

           On July 12, 1996, the Company entered into a partnership agreement providing for future contribution by the Company of its rights under the Participation and Management Agreement to the partnership and for the partners to share equally revenues and costs of developing the Samburg Field and funding and management of the license areas, all in conjunction with Senega. The partnership is to be funded by the partners upon fulfillment of certain conditions and completion of certain further arrangements with Senega. It is currently anticipated that these activities would be funded principally through project financing. At June 30, 1997, the Company's investment in Russia was approximately $9,813,000, and is included in the unproved properties portion of oil and gas properties.

       Venezuela

           The Company formed a wholly-owned subsidiary, Swift Energy de Venezuela, C.A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. Although, the Company did not win the bids, it has continued to pursue cooperative ventures involving other fields and opportunities in Venezuela. The Company evaluated a number of Blocks being offered by Petroleos de Venezuela, S.A. under the Third Operating Agreement Round in 1997, but decided against submitting any bids on those Blocks. At June 30, 1997, the Company's investment in Venezuela was approximately $2,201,000 and is included in the unproved properties portion of oil and gas properties net of impairments of $45,668.

       New Zealand

           Since October 1995, the Company has been issued two Petroleum Exploration Permits by the New Zealand Minister of Energy. The first permit covers approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covers approximately 69,300 adjacent acres. Under the terms of the permits, the Company is obligated to analyze and interpret certain seismic data, acquire certain new seismic data and drill one exploratory well, to be followed by a development well or additional seismic work, all of which is to be performed on a staged basis in order to maintain the permits, over periods extending through July 2000 for the first permit and August 1999 for the second permit. At June 30, 1997, the Company's investment in New Zealand was approximately $1,801,000 and is included in the unproved properties portion of oil and gas properties.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



           The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

       GENERAL

           The Company was formed in 1979, and from 1985 to 1991 grew primarily through the acquisition of producing properties funded through limited partnership financing. Commencing in 1991, the Company began to reemphasize the addition of reserves through increased exploration and development drilling activity. This emphasis on exploration and development drilling has led to additions of increasing quantities of reserves in each of 1994, 1995, 1996, and the first six months of 1997.

           The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report, including those regarding the Company's financial results, levels of oil and gas production or revenues, capital expenditures, and capital resource activities, could differ materially from those estimated. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, fluctuations in oil and natural gas prices, and variances in hydrocarbon production levels or costs, as well as the risks and uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

       LIQUIDITY AND CAPITAL RESOURCES

           In 1991, the Company's strategy shifted toward an increased reliance on exploration and development activities, and the Company has significantly expanded reserves added through these efforts. Previously, the Company relied on limited partnership capital as its principal financing vehicle to fund its acquisition of producing properties. As a result of this shift in strategy, the Company has reduced its reliance on cash flows generated from and capital raised through limited partnerships. During the first ten months of 1996, the Company relied upon internally generated cash flows and bank borrowings to fund its capital expenditures, and thereafter upon net proceeds from its public offering of debt and upon its internally generated cash flows, all as described below.

       Net Cash Provided by Operating Activities

           For the six month period ended June 30, 1997, net cash provided by operating activities increased significantly (103%) to $30.3 million, as compared to $14.9 million during the first six months of 1996. The 1997 increase of $15.4 million was primarily due to an increase in cash flows from oil and gas sales, which increased $12.0 million (61%), exclusive of the noncash amortization of deferred revenues associated with the Company's volumetric production payment. This increase in oil and gas sales was primarily the result of increased production volumes and higher product prices, as described below.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


       Sale of Convertible Subordinated Notes

           In November 1996, the Company issued $115.0 million of 6.25% Convertible Subordinated Notes due November 15, 2006, in a public offering. Proceeds of the offering were used for repayment in full of all the Company's bank borrowings ($33.1 million on November 25, 1996) and for capital expenditures through the first half of 1997, with the remainder of the proceeds to be used, along with internally generated cash flows, to fund capital expenditures and working capital needs. The principal terms of these Notes are more fully described in Note 4 to the Company's Condensed Consolidated Financial Statements.

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

       Credit Facilities

           In recent years, the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities. Prior to 1995, the Company established credit facilities which were used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures, and to provide working capital. Currently, the Company's credit facilities consist of a $100.0 million unsecured revolving line of credit with a $5.0 million borrowing base, and a $7.0 million secured revolving line of credit with a $2.0 million borrowing base. The principal terms and restrictions of these credit facilities are described in Note 3 to the Company's Condensed Consolidated Financial Statements included herein.

           At June 30, 1997 and at December 31, 1996, the Company had no outstanding balances under these borrowing arrangements, since those borrowings were repaid in November 1996 with proceeds from the Company's public sale of $115.0 million of 6.25% Convertible Subordinated Notes offering.

       Partnership Programs

           Since late 1993, the Company has offered private partnerships formed to drill for oil and gas. During 1996, the Company formed three drilling partnerships with subscriptions of approximately $22.0 million and in May and July 1997 formed two partnerships with subscriptions of $4.4 million and $3.0 million, respectively. The Company anticipates that it will continue to offer such drilling partnerships for the foreseeable future and expects to form a third 1997 partnership by year's end.

                          SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



           At June 30, 1997, limited partnership formation and marketing costs (which under the current drilling partnership offerings are borne by the Company as part of the Company's general partner contribution) amounted to $856,000, an increase of $345,000, when compared with the December 31, 1996 balance. In July 1997, this balance will be reduced by approximately $225,000 as such costs for the second 1997 partnership will be transferred to the oil and gas properties account as the Company's general partner contribution in that partnership.

       Working Capital

           The Company's working capital has decreased over the last six months, from $68.7 million at December 31, 1996, to $25.5 million at June 30, 1997. This decrease is primarily the result of the Company's capital expenditures as described below.

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

           Due to the nature of the Company's business highlighted above, the individual components of its working capital fluctuate considerably from period to period. The Company incurs significant working capital requirements in connection with its role as operator of approximately 630 wells, its accelerated drilling programs, and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

       Stock Repurchase Program

           In March 1997, the Company's board of directors approved a common stock repurchase program for up to $20.0 million of the Company's common stock throughout 1997. Purchases of shares are made in the open market. As of June 30, 1997, the Company used $8.42 million of working capital to acquire 382,800 shares at an average cost of $21.99 per share.

       Capital Expenditures

           Capital expenditures for property, plant, and equipment during the first six months of 1997 were $64.0 million. These capital expenditures included: (a) $54.0 million of drilling costs, both exploratory and developmental (primarily in the AWP Olmos Field and Austin Chalk trend),
       (b) $6.1 million of prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the Company's account), (c) $1.9 million invested in foreign business opportunities in New Zealand (approximately $1,053,000), in Venezuela (approximately $596,000), and in Russia (approximately $279,000), as described in Note 6 to the Company's Condensed Consolidated Financial Statements included herein, (d) $1.3 million spent on field facilities and production equipment, (e) $.4 million on producing property acquisitions, with the remainder spent primarily for computer equipment and furniture and fixtures. In the remaining six months of 1997, the Company expects capital expenditures to be approximately $72.0 million, including investments in all areas in which investments were made during the first six months of the

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



       year as described above, with a particular focus on exploratory and development drilling. The Company currently plans to participate in the drilling of 186 gross wells this year, compared to 153 wells in 1996. Through June 30, 1997, the Company had participated in drilling 112 wells (7 exploratory and 105 development wells with 4 exploratory successes and 102 development successes). The steady growth in the Company's unproved property account which is not being amortized is indicative of the shift to a focus on drilling activity, as the Company acquires prospect acreage. This unproved property account also reflects $1.9 million of capital expenditures in the first six months of 1997 made in relation to the Company's foreign business opportunities, as described above.

           The Company believes that 1997's anticipated internally generated cash flows, together with the remainder of the net proceeds from the November 1996 Notes offering, will be sufficient to finance the costs associated with its currently budgeted 1997 capital expenditures and other uses of working capital, although further liquidity needs may also be met by its existing credit facilities.

       RESULTS OF OPERATIONS

       Comparison of Six Months Ended June 30, 1997 and 1996

           Net income of $10.9 million and earnings per share of $0.72 for the first six months of 1997 were 61% and 33% higher, respectively, than net income of $6.8 million, and earnings per share of $0.54 in the same period for 1996. This increase in net income primarily reflected the effect of a 58% increase in oil and gas sales revenues as a result of a 51% increase in natural gas production volumes, a 6% increase in crude oil production volumes, plus product price improvements. The lower percentage increase in earnings per share reflects a 20% increase in weighted average shares outstanding for the period, as a result of the conversion of the 1993 Debentures into 2.34 million shares of common stock in the third quarter of 1996.

       Revenues

           The Company's revenues increased 61% during the first six months of 1997 from the comparative period in 1996, due primarily to the increase in oil and gas sales. Oil and gas sales increased 58% to $32.4 million in the first half of 1997, compared to $20.5 million for the comparative period in 1996. The 51% increase in natural gas production and the 6% increase in oil production were primarily the result of production from recent drilling activity, most notably from the Company's two primary development areas, the AWP Olmos Field and the Austin Chalk trend. The Company's net sales volume (including the volumetric production payment) in the first six months of 1997 increased by 41% or 3.5 Bcfe (billion cubic feet equivalent) over volumes in the comparable 1996 period. Oil and gas sales were also aided by 2% and 17% increases in average prices received for oil and gas, respectively, between the two periods, as highlighted in the table below.

                  The Company's $11.9 million increase in oil and gas sales during the first half of 1997 was comprised of volume variances of $7.5 million from the 3.4 Bcf increase in gas sales volumes and $0.3 million from the 17,300 barrel increase in oil sales volumes, while price variances contributed $4.0 million from the increase in average gas prices received and $0.1 million from the increase in average oil prices received. The Company's six-month 1997 oil and gas sales from the AWP Olmos Field were $20.3 million ($10.8 million in 1996) from 7.6 Bcfe of net sales volumes (4.6 Bcfe in 1996) for an increase of 3.0 Bcfe,

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


       while the Austin Chalk trend generated six-month 1997 oil and gas sales of $5.5 million ($3.5 million in 1996) from 2.1 Bcfe of net sales volume (1.4 Bcfe in 1996) for an increase of 0.7 Bcfe.

           Revenues from oil and gas sales comprised 85% and 86%, respectively, of total revenues for the first six months of 1997 and 1996. The majority (81% and 72%, respectively), of these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas sales to continue to increase as a direct consequence of the addition of oil and gas reserves through the Company's active drilling program.

           The following table provides additional information regarding the Company's oil and gas sales.

                                                        Net Sales Volume                   Average Sales Price

                                                    Oil (Bbl)      Gas (Mcf)              Oil (Bbl)     Gas (Mcf)
                                                    --------       ---------              ---------     ---------
       1996
       3 Mos Ended 03-31-96                          159,155        3,172,399               $17.78        $2.16

       3 Mos Ended 06-30-96                          150,124        3,501,426               $18.73        $2.29
                                                     -------        ---------

       6 Mos Ended 06-30-96                          309,279        6,673,825               $18.24        $2.23
                                                     =======        =========

       1997
       3 Mos Ended 03-31-97                          166,240        4,903,206               $20.13        $3.06

       3 Mos Ended 06-30-97                          160,341        5,142,947               $17.08        $2.20
                                                     -------        ---------

       6 Mos Ended 06-30-96                          326,581       10,046,153               $18.64        $2.62
                                                     =======       ==========


           Supervision fees increased 19%, having grown from $2.1 million in the first six months of 1996 to $2.5 million in the first six months of 1997. This increase is primarily due to the annual escalation in well overhead rates, and the increase in drilling activity by the Company, which in turn increases the drilling well overhead portion of such fees.

       Costs and Expenses

           General and administrative expenses for the first half of 1997 increased approximately $217,000 or 8% when compared to the same period in 1996. This increase in costs reflects the increase in the Company's activities. However, the Company's general and administrative expenses per Mcfe produced decreased by 24% from $0.33 per Mcfe produced for the first half of 1996 to $0.26 per Mcfe produced for the comparable period in 1997. The majority of the companies in the oil and gas industry treat supervision fees as a reduction of their general and administrative expenses. If the Company were to follow this practice, these expenses net of supervision fees would have decreased from $0.08 per Mcfe produced for the first six months of 1996 to $0.05 per Mcfe produced for the same period in 1997.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


           Depreciation, depletion, and amortization ("DD&A") increased 61% (approximately $4.2 million) for the first six months of 1997, primarily due to the Company's reserves additions and associated costs and to the related sale of increased quantities of oil and gas produced therefrom. The Company's DD&A rate per Mcfe of production has increased from $0.81 per Mcfe produced in the 1996 period to $0.93 per Mcfe produced in the 1997 period, reflecting variations in the per unit cost of reserve additions.

           The Company's production costs per Mcfe increased from $0.43 per Mcfe produced in the 1996 period to $0.45 per Mcfe produced in the 1997 period. This increase in rate per unit of production was due primarily to remedial well work performed during the first half of 1997. Primarily due to the 41% increase in production volumes, oil and gas production costs increased 48% (approximately $1,773,000) in the first six months of 1997 when compared to the first six months of 1996. As discussed above, the Company's increase in production is primarily through its drilling activities in the AWP Olmos Field and Austin Chalk trend, where the Company already has an established operating base. The increase in production costs is partially offset by an exemption in these same fields from the 7.5% Texas severance tax applicable to gas production from certain natural gas wells certified to be in tight formations or to be deep wells by the Texas Railroad Commission. Additionally, commencing September 1, 1996, certain wells certified as "high cost gas" wells are entitled to a reduction of severance tax based upon a formula amount, but not the full exemption of 7.5% received on certified wells drilled prior to September 1, 1996. This tax exemption has had a positive impact on the Company's production costs during 1996 and 1997, although under the new rules, the proportionate amount of the exemption may be reduced in future periods.

           Interest expense in the first six months of 1997 on the 6.25% Notes, including amortization of debt issuance costs, totaled $3,751,000 ($994,000 in the 1996 period on the 6.5% Debentures), while commitment fees on the credit facilities totaled $24,000 ($477,000 in the 1996 period for interest expense and commitment fees) for a total interest expense of $3,775,000 (of which $1,382,000 was capitalized). In the first six months of 1996, these costs totaled $1,471,000 (of which $1,177,000 was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The increase in interest expense in 1997 is attributable to the increase in interest incurred on the 6.25% Notes as a result of the larger outstanding principal amount ($115.0 million) compared to the 6.5% Debentures ($28.75 million), offset to some degree by outstanding balances under the Company's credit facilities in 1996, and by the $1.8 million in interest income earned in 1997 on the unused portion of the net proceeds of the 6.25% Notes.


       RESULTS OF OPERATIONS

       Comparison of  Three Months Ended June 30, 1997 and 1996

                  Net income of $4.1 million and earnings per share of $0.28 in the second quarter of 1997 increased 12% and decreased 3%, respectively, when compared to net income of $3.7 million and earnings per share of $0.29 in the same period for 1996. The increase in net income was primarily due to the 30% increase in oil and gas sales revenues as a result of a 47% increase in natural gas production and a 7% increase in crude oil production, offset somewhat by product price declines. The decrease in earnings per share reflects an 18%

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


       increase the weighted average shares outstanding for the period, for the same reasons discussed above.

       Revenues

                  The Company's revenues increased 35% during the second quarter of 1997 from the comparative period in 1996, due primarily to the increase in oil and gas sales. Oil and gas sales increased 30% to $14.1 million in the second quarter of 1997, compared to $10.8 million for the comparative period in 1996. The 47% increase in natural gas production and the 7% increase in oil production were primarily the result of production from recent drilling activity, most notably from the Company's two primary development areas, the AWP Olmos Field and the Austin Chalk trend. The Company's net sales volume (including the volumetric production payment) in the second quarter of 1997 increased by 39% or 1.7 Bcfe over volumes in the comparable 1996 period. Oil and gas sales were however unfavorably impacted by 9% and 4% decreases in average prices received for oil and gas, respectively, between the two periods as highlighted in the table above.

                  The Company's $3.3 million increase in oil and gas sales during the second quarter of 1997 was comprised of favorable volume variances of $3.8 million from the 1.6 Bcf increase in gas sales volumes and $0.2 million from the 10,200 barrel increase in oil sales volumes, offset somewhat by price variance decreases of $0.4 million from the decrease in average gas prices received and $0.3 million from the decrease in average oil prices received. The Company's second quarter 1997 oil and gas sales from the AWP Olmos Field were $9.1 million ($6.3 million in 1996) from 3.9 Bcfe of net sales volumes (2.5 Bcfe in 1996) for an increase of 1.4 Bcfe, while the Austin Chalk trend generated oil and gas sales of $2.6 million ($1.9 million in 1996) from 1.1 Bcfe of net sales volume (0.7 Bcfe in 1996) for an increase of 0.4 Bcfe.

                  Average prices received for oil and gas production can have a dramatic impact on the Company's oil and gas sales revenues. This is evident when comparing second quarter 1997 revenues to those for the preceding first quarter of the year. While oil and gas production volumes increased 0.2 Bcfe during the second quarter when compared to the first quarter, oil and gas sales decreased $4.3 million due to average oil prices received being 15% lower and more significantly average gas prices received being 28% lower.

                  Supervision fees increased 16% in the second quarter of 1997 when compared to the same period in 1996. This increase is primarily due to the annual escalation in April for well overhead rates, and the increase in drilling activity by the Company, which in turn, increases the drilling well overhead portion of such fees.

       Costs and Expenses

                  General and administrative expenses for the second quarter of 1997 increased 6% (approximately $79,000) when compared to the same period in 1996, which reflects the increase in the Company's activities. However, on a Mcfe basis, the Company's general and administrative expenses decreased from $0.32 per Mcfe produced for the second quarter of 1996 to $0.24 per Mcfe produced for the same period in 1997. These expenses net of supervision fees decreased from $0.07 per Mcfe produced for the second quarter of 1996 to $0.04 per Mcfe produced in the second quarter of 1997.

                       SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


                  Depreciation, depletion, and amortization increased 57% (approximately $2.1 million), primarily due to the reserve additions and their associated costs and to the related sale of increased quantities of oil and gas therefrom. The Company's DD&A rate per Mcfe of production has increased from $0.82 per Mcfe produced in the 1996 period to $0.94 per Mcfe produced in the 1997 period, reflecting variations in the per unit cost of reserve additions.

           The Company's production costs per Mcfe increased from $0.41 per Mcfe produced in the 1996 period to $0.44 per Mcfe produced in the 1997 period. Primarily due to the 39% increase in production volumes, oil and gas production costs increased 47% (approximately $859,000) in the second quarter of 1997 when compared to the second quarter of 1996 for the same reasons as described above.

           Interest expense in the second quarter of 1997 on the 6.25% Notes, including amortization of debt issuance costs, totaled $1,877,000 ($497,000 in the 1996 period on the 6.5% Debentures), while commitment fees on the credit facilities totaled $14,000 ($273,000 in the 1996 period for interest expense and commitment fees) for a total interest expense of $1,891,000 (of which $847,000 was capitalized). In the second quarter of 1996, these costs totaled $770,000 (of which $548,000 was capitalized). The increase in interest expense in 1997 is attributable to the increase in interest incurred on the 6.25% Notes as a result of the larger outstanding principal amount ($115.0 million) compared to the 6.5% Debentures ($28.75 million), offset to some degree by outstanding balances under the Company's credit facilities in 1996, and by the $0.8 million in interest income earned in 1997 on the unused portion of the net proceeds of the 6.25% Notes.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities -

      A. On August 1, 1997, the Board of Directors of the Company adopted a Shareholder Rights Plan. Rights to purchase one one-thousandth of a share of a new Series A Junior Participating Preferred Stock of the Company are to be distributed as a dividend at the rate of one right for each share of the Company's common stock held of record on August 12, 1997. Rights are not exercisable until the Distribution Date (triggered only if certain events occur), are not detachable from the Company's common stock and do not give any immediate value to shareholders.
           The rights will expire on July 31, 2007.

           Ten days after any person or group acquires 15% or more of the Company's outstanding common stock or announces a tender offer for 15% or more of the Company's outstanding common stock, the rights will become exercisable. Thereafter, upon certain triggers, each right (not owned by an acquiror) becomes exercisable for securities with a market value of two times the $150 exercise price. At any time prior to the time an acquiring person becomes such, the Board of Directors of the Company may redeem the rights in whole, but not in part, at a price of $0.01 per right. Until a right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company.

           The provision of the Shareholders Rights Plan are described in the Form 8-K Current Report filed by the Company on August 11, 1997, to which reference should be made regarding further details of such plan and by which this description is qualified in its entirety.

                              SWIFT ENERGY COMPANY
                    PART II. - OTHER INFORMATION - CONTINUED



Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders -

      A. The Company's annual meeting of shareholders was held on May 13, 1997. At the record date, 15,236,105 shares of common stock were issued and outstanding and entitled to one vote per share upon all matters submitted at the meeting. At the annual meeting, two nominees were elected to serve as Directors of the Company for terms to expire at the 2000 annual meeting of shareholders. Also voted upon at the meeting were propositions to amend 1) the Company's 1990 Stock Compensation Plan to increase the number of shares of the Company's common stock reserved for issuance by 1,400,000 shares and to make certain other changes thereto, and 2) the Company's 1990 Nonqualified Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 285,000 shares and to make certain other changes thereto. The results of the vote were as follows:

                                                                  FOR        AGAINST    ABSTENTIONS
                                                                  ---        -------    -----------
           NOMINEES FOR DIRECTORS
                  Raymond O. Loen                              13,134,428       ---      2,101,677
                  Clyde W. Smith, Jr.                          13,135,895       ---      2,100,210

           PROPOSITION VOTES

                  Proposition 1 - Increase in shares for        6,602,216   4,223,534    4,410,355
                                  1990 Compensation
                                  Plan

                  Proposition 2 - Increase in shares for        9,593,909   1,230,112    4,412,084
                                  1990 Nonqualified
                                  Stock Option Plan

Item 5.    Other Information - N/A

Item 6.    Exhibits & Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SWIFT ENERGY COMPANY


                                             (Registrant)

Date: August 13, 1997                         By: (Original Signed By)
      ---------------                         ------------------
                                              John R. Alden
                                              Sr. Vice President - Finance
                                              Chief Financial Officer, Secretary


Date: August 13, 1997                         By: (Original Signed By)
      ---------------                         ------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President,
                                              Controller and Principal
                                              Accounting Officer