Form 10-Q
period 1997-09-30
SWIFT ENERGY CO
filed 1997-11-13
CIK 351817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

                              Yes     X       No
                                  --------      -------

            Indicate the number of shares outstanding of each of the
                 Registrant's classes of common stock, as of the
                            latest practicable date.


                  Common Stock                  16,447,028 Shares
                 ($.01 Par Value)      (Outstanding at October 31, 1997)
                 (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE
         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  September 30, 1997 and December 31, 1996                                  3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month and Nine-month periods
                       ended September 30, 1997 and 1996                                         5

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  September 30, 1997 and December 31, 1996                                  6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Nine-month periods ended September 30, 1997 and 1996               7

                    Notes to Condensed Consolidated Financial Statements                         8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                   16

PART II.  OTHER INFORMATION

         Items 1-4 and 6. - None                                                                25

         Item 5.    Other
Information                                                                                     25

SIGNATURES                                                                                      26

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30, 1997             December 31, 1996
                                                                 ----------------------        -----------------------
                                                                       (Unaudited)                     (Note 1)
   ASSETS
   Current Assets:
     Cash and cash equivalents                                   $           16,707,085         $           77,794,974
     Accounts receivable -
       Oil and gas sales                                                     10,359,816                     13,637,390
       Associated limited partnerships
          and joint ventures                                                  5,067,993                      6,396,149
       Joint interest owners                                                  6,353,455                      3,079,619
     Other current assets                                                       177,408                        711,346
                                                                 ----------------------         ----------------------
         Total Current Assets                                                38,665,757                    101,619,478
                                                                 ----------------------         ----------------------

   Property and Equipment:
     Oil and gas, using full-cost accounting
       Proved properties being amortized                                    305,360,399                    216,310,033
       Unproved properties not being amortized                               37,773,833                     27,620,462
                                                                 ----------------------         ----------------------
                                                                            343,134,232                    243,930,495
     Furniture, fixtures, and other equipment                                 6,191,407                      5,729,228
                                                                 ----------------------         ----------------------
                                                                            349,325,639                    249,659,723
     Less-Accumulated depreciation, depletion,
          and amortization                                                  (64,003,782)                   (46,685,736)
                                                                 ----------------------         ----------------------
                                                                            285,321,857                    202,973,987
                                                                 ----------------------         ----------------------
   Other Assets:
     Receivables from associated limited
       partnerships, net of current portion                                     722,528                        759,711
     Limited partnership formation and
       marketing costs                                                           42,307                        510,607
     Deferred charges                                                         4,269,637                      4,511,481
                                                                 ----------------------         ----------------------
                                                                              5,034,472                      5,781,799
                                                                 ----------------------         ----------------------
                                                                 $          329,022,086         $          310,375,264
                                                                 ======================         ======================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30, 1997             December 31, 1996
                                                                 ----------------------         ----------------------
                                                                       (Unaudited)                     (Note 1)
   Liabilities and Stockholders' Equity

   Current Liabilities:
     Accounts payable and accrued liabilities                    $           27,209,142         $           20,416,589
     Payable to associated limited partnerships                               1,310,194                      1,444,648
     Undistributed oil and gas revenues                                       7,997,696                     11,054,379
                                                                 ----------------------         ----------------------
         Total Current Liabilities                                           36,517,032                     32,915,616
                                                                 ----------------------         ----------------------

   Long-Term Debt                                                           115,000,000                    115,000,000
   Deferred Revenues                                                          3,272,664                      4,404,081
   Deferred Income Taxes                                                     22,142,970                     15,293,957

   Commitments and Contingencies

   Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000
       shares authorized, none outstanding                                          ---                            ---
     Common stock, $.01 par value, 35,000,000
       shares authorized, 15,328,676 and 15,176,417
       shares issued, and 14,945,876 and 15,176,417
       shares outstanding, respectively                                         153,287                        151,764
     Additional paid-in capital                                             103,747,409                    102,018,861
     Treasury stock held, at cost, 382,800 shares                           (8,417,228)                            ---
     Unearned ESOP compensation                                                (75,028)                      (521,354)
     Retained earnings                                                       56,680,980                     41,112,339
                                                                 ----------------------         ----------------------
                                                                            152,089,420                    142,761,610
                                                                 ----------------------         ----------------------
                                                                 $          329,022,086         $          310,375,264
                                                                 ======================         ======================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                               Three months ended September 30,       Nine months ended September 30,
                                          ---------------------------------------  -----------------------------------
                                                 1997                 1996                1997               1996
                                          -----------------  --------------------  ----------------   ----------------
Revenues:
  Oil and gas sales                       $     16,411,619   $         13,226,521  $     48,852,796   $     33,733,101
  Fees from limited partnerships
    and joint ventures                             379,340                455,372           643,443            615,698
  Supervision fees                               1,329,474              1,150,129         3,850,205          3,277,111
  Interest income                                  414,698                  9,185         2,164,874             35,272
  Other, net                                       690,322                590,986         1,885,446          1,517,749
                                          ----------------   --------------------  ----------------   ----------------
                                                19,225,453             15,432,193        57,396,764         39,178,931
                                          ----------------   --------------------  ----------------   ----------------

Costs and Expenses:
  General and administrative, net
     of reimbursement                            1,597,471              1,749,141         4,666,267          4,600,875
  Depreciation, depletion, and
     amortization                                6,386,620              4,414,252        17,495,161         11,314,174
  Oil and gas production                         2,854,911              2,090,227         8,287,058          5,748,935
  Interest expense, net                          1,361,927                    ---         3,755,235            293,907
                                          ----------------   --------------------    --------------   ----------------
                                                12,200,929              8,253,620        34,203,721         21,957,891
                                          ----------------   --------------------    --------------   ----------------

Income before Income Taxes                       7,024,524              7,178,573        23,193,043         17,221,040

Provision for Income Taxes                       2,338,835              2,536,620         7,624,402          5,818,390
                                          ----------------   --------------------  ----------------   ----------------

Net Income                                $      4,685,689   $          4,641,953  $     15,568,641   $     11,402,650
                                          ================   ====================  ================   ================

Per Share Amounts -
  Primary:                                $           0.29   $               0.30  $           0.94   $           0.79
                                          ================   ====================  ================   ================

  Fully diluted:                          $           0.27   $               0.29  $           0.88   $           0.79
                                          ================   ====================  ================   ================

Weighted Average Shares
   Outstanding                                  16,418,385             15,671,516        16,507,694         14,453,514
                                          ================   ====================  ================   ================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Additional                      Unearned
                                            Common         Paid-In       Treasury          ESOP         Retained
                                           Stock(1)         Capital        Stock       Compensation     Earnings          Total
                                        -------------   -------------  --------------  -------------  -------------   ------------
   Balance, December 31, 1995           $     125,097   $  71,133,979  $          --   $          --  $  22,086,889   $ 93,345,965
      Stock issued for benefit plans
          (30,015 shares)                         300         347,345             --              --             --        347,645
      Stock options exercised
         (257,207 shares)                       2,572       2,630,959             --              --             --      2,633,531
      Employee stock purchase plan
         (36,387 shares)                          364         272,178             --              --             --        272,542
      Loan  to  ESOP for purchase of
          shares                                   --              --             --        (568,750)             --       (568,750)
      Allocation of ESOP shares                    --           5,382             --          47,396             --         52,778
      Debenture conversion
          (2,343,108 shares)                   23,431      27,629,018             --              --             --     27,652,449
      Net income                                   --              --             --              --     19,025,450     19,025,450
                                        -------------   -------------  -------------   -------------  -------------  -------------

   Balance, December 31, 1996           $     151,764   $ 102,018,861  $          --   $   (521,354)  $  41,112,339  $ 142,761,610
                                        ==============  ==============  ==============  ============== ============== =============

      Stock issued for benefit plans
          (12,227 shares)(2)                      122         371,359              --              --             --        371,481
      Stock options exercised
          (113,481 shares)(2)                   1,135         855,141              --              --             --        856,276
      Employee stock purchase plan
          (26,551 shares) (2)                     266         403,145              --              --             --        403,411
      Allocation of ESOP shares (2)                --          98,903              --         446,326             --        545,229
      Purchase of 382,800 shares as
          treasury stock (2)                       --              --      (8,417,228)             --             --     (8,417,228)
      Net income (2)                               --              --              --              --     15,568,641     15,568,641
                                        -------------   -------------   -------------   -------------  -------------  -------------

   Balance, September 30, 1997(2)       $     153,287   $ 103,747,409   $  (8,417,228)  $     (75,028) $  56,680,980  $ 152,089,420
                                        =============   =============   =============   =============  =============  =============

   (1) $.01 Par Value
   (2) Unaudited

See accompanying noted to condensed consolidated financial statements

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                               ------------------------------------
                                                                                     1997                 1996
                                                                               ---------------      ---------------
Cash Flows From Operating Activities:
  Net income                                                                   $    15,568,641      $    11,402,650
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                       17,495,161           11,314,174
    Deferred income taxes                                                            6,849,013            5,153,481
    Deferred revenue amortization related to production payment                     (1,106,448)          (1,259,680)
    Other                                                                              787,074               86,597
    Change in assets and liabilities -
      Decrease in accounts receivable                                                1,389,727              365,321
      Increase (decrease) in accounts payable and accrued
        liabilities, excluding income taxes payable                                  1,304,110           (1,289,771)
      Increase in income taxes payable                                                 792,517              578,559
                                                                               ---------------      ---------------

        Net Cash Provided by Operating Activities                                   43,079,795           26,351,331
                                                                               ---------------      ---------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                             (100,907,542)         (55,996,465)
  Proceeds from the sale of property and equipment                                   1,655,621            1,149,570
  Net cash received (distributed) as operator
    of oil and gas properties                                                          744,226           (6,056,094)
  Net cash received as operator
    of partnerships and joint ventures                                               1,328,156           10,823,988
  Prepaid drilling costs                                                                   ---             (336,758)
  Other                                                                               (202,084)             (75,274)
                                                                               ---------------      ---------------

        Net Cash Used in Investing Activities                                      (97,381,623)         (50,491,033)
                                                                               ---------------      ---------------

Cash Flows From Financing Activities:
  Net proceeds from bank borrowings                                                        ---           17,170,000
  Net proceeds from issuances of common stock                                        1,631,167            1,949,730
  Purchase of  treasury stock                                                       (8,417,228)                 ---
  Loan to ESOP for purchase of  shares                                                     ---             (568,750)
                                                                               ---------------      ---------------

        Net Cash Provided by (Used in) Financing Activities                         (6,786,061)          18,550,980
                                                                               ---------------      ---------------

Net Decrease in Cash and Cash Equivalents                                          (61,087,889)          (5,588,722)

Cash and Cash Equivalents at Beginning of Period                                    77,794,974            7,574,512
                                                                               ---------------      ---------------

Cash and Cash Equivalents at End of Period                                     $    16,707,085      $     1,985,790
                                                                               ===============      ===============

Supplemental disclosures of cash flow information:

Cash paid during period for interest, net of amounts
  capitalized                                                                  $     1,516,863      $     1,168,768
 Cash paid during period for income taxes                                      $       225,000      $        84,992


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


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

       Deferred Charges

           Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the issuance of the Company's 6.5% Convertible Subordinated Debentures due 2003 (the "Debentures") in June 1993 were capitalized and through June 1996 were being amortized over the life of the Debentures. Due to the conversion of all outstanding Debentures into common stock in August 1996, the related unamortized costs ($1,097,551) were transferred to the Company's appropriate capital accounts in the third quarter of 1996. The issuance costs associated with the public offering in November 1996 of the Company's 6.25% Convertible Subordinated Notes (the "Notes") have been capitalized and are being amortized over the life of the Notes, which mature on November 15, 2006. The balance of these issuance costs at September 30, 1997 ($4,269,637) is net of accumulated amortization of $280,363.


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

          During 1997, the Company entered into oil and natural gas price hedging contracts covering a portion of the Company's and its affiliated partnerships' oil and natural gas production. For January, 1,400,000 MMBtu of natural gas production was covered, providing for a minimum price of $1.90 per MMBtu. February was covered for 2,000,000 MMBtu of natural gas and March and April were covered for 1,500,000 MMBtu of natural gas, each at a minimum price of $2.00. For the months of May, June, July, and August, 1,500,000 MMBtu was covered, providing for a minimum price of $1.80. September, October, and November had two contracts each month with each separate contract covering 1,500,000 MMBtu providing for minimum prices of $1.80 and $1.90 in September, $1.85 and $1.90 in October, and $1.90 and $2.00 in November.

          For the months of January, February, and March of 1997, 140,000 Bbls of oil production were covered, with 70,000 Bbls each month providing for a minimum price of $17.00 and the other 70,000 Bbls each month providing for a minimum price of $20.00.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


       April, May, and June were covered for 140,000 Bbls at a minimum price of $20.00 in April and May while June provided for a minimum price of $19.00. July was covered for 60,000 Bbls at a minimum price of $18.00 and for 60,000 Bbls at a minimum price of $19.00. August was covered for 120,000 Bbls providing for a minimum price of $19.00. September, October, and November were covered for 60,000 Bbls at a minimum price of $18.00. Costs relating to these expired 1997 hedging activities totaled $1,041,344 with benefits of $439,302 being received, resulting in a net cash outlay of $602,042.

          As of the filing of this report, the Company had three open contracts each covering 60,000 Bbls of the Company's and its affiliated partnerships' oil production for the months of December 1997, January 1998, and February 1998, providing for a minimum price of $18.00 per Bbl. The costs related to the open contracts totaled $31,182 and had a market value of $16,800 as of October 31, 1997.

        Deferred Revenues

           In May 1992, the Company purchased interests in certain wells using funds provided by the Company's sale of a volumetric production payment in these properties. Under the terms of the production payment agreement, the Company continues to own the properties purchased but is required to deliver a minimum quantity of hydrocarbons produced from the properties (meeting certain quality and heating equivalent requirements) over a specified period. Since entering into this agreement, the Company has met all scheduled deliveries. Volumes remaining to be delivered through October 2000 under the volumetric production payment (approximately 2.2 Bcf at September 30, 1997) are not included in the Company's proved reserves. Net proceeds from the sale of the production payment were recorded as deferred revenues. Deliveries under the production payment agreement are recorded as oil and gas sales revenues and a corresponding reduction of deferred revenues. Hydrocarbons produced in excess of the amount required to be delivered are sold by the Company for its own account.

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

           Commencing September 15, 1993, the Company began offering, on a private placement basis, general and limited partnership interests in limited partnerships to be formed to drill for oil and gas. As managing general partner, the Company pays for all front-end costs incurred in connection with these offerings, for which the Company receives an interest in the partnerships. Through September 30, 1997, approximately $58,600,000 had been raised in eleven partnerships, one formed in each of 1993 and 1994, three in each of 1995

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


       and 1996, and three in 1997. In July, September, and November 1996, the Company closed the sixth, seventh, and eighth partnerships with total subscriptions of approximately $4,900,000, $10,000,000, and $7,100,000, respectively. In May, July, and September 1997, the Company closed the ninth, tenth, and eleventh partnerships with total subscriptions of approximately $4,400,000, $3,000,000, and $9,400,000, respectively. Costs of syndication and qualification of these limited partnerships incurred by the Company have been deferred. Under the current private limited partnership offerings, selling and formation costs borne by the Company serve as the Company's general partner contribution to such partnerships.

          During 1996, the limited partners in 18 partnerships which had been in operation over nine years and have produced a substantial majority of their reserves, voted to sell their remaining properties and liquidate the limited partnerships. Of these partnerships, in 1996 10 which were the earliest public income partnerships, were liquidated, and in early 1997 the rest, which were eight private drilling partnerships, were liquidated. The Company currently is in the process of proposing liquidation to limited partners of an additional 11 partnerships formed in 1990 and 1991, and intends to make similar proposals in the future to other partnerships for an orderly sale of their properties and liquidation of the partnerships over the next several years. The Company intends to offer to acquire certain portions of the remaining property interests owned by these limited partnerships.

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

           Primary income per share has been retroactively restated in all periods presented to give recognition to an equivalent change in capital structure as a result of a 10% stock dividend declared October 1, 1997. On October 1, 1997, the Company declared a 10% stock dividend to shareholders of record on October 13, 1997, which was paid on October 23, 1997, resulting in an additional 1,494,611 shares being issued.

           The calculation of fully diluted income per share assumes conversion of the Company's Notes and Debentures as of the beginning of the respective periods and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. The conversion price of the Notes was revised to reflect the 10% stock dividend declared October 1, 1997.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


       The original conversion price was $34.6875 and the revised conversion price per common share is $31.534. Fully diluted income per share has also been retroactively restated for all periods presented to give effect to the resulting conversion price revision stemming from the 10% stock dividend. The weighted average number of shares used in the computation of fully diluted per share amounts was 20,712,066 and 14,906,259 for the respective nine-month periods ended September 30, 1997 and 1996, and 20,622,757 and 16,124,261 for the respective three-month periods ended September 30, 1997 and 1996.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been adopted during the periods reported on herein, basic and diluted earnings per share would have been the same as currently reported for primary and fully diluted earnings per share, with the exception that diluted earnings per share for the nine months ended September 30, 1996 under SFAS No. 128 would have been $0.80 instead of the reported $0.79.

(3)    BANK BORROWINGS

           The Company has available through a two bank-group, a $100,000,000 unsecured revolving line of credit. The available borrowing base at September 30, 1997, was $5,000,000, and will be redetermined periodically. Prior to December 1, 1996, the borrowing base was $30,000,000. At the Company's request, it was reduced to the $5,000,000 amount effective December 1, 1996. This was requested in order to reduce the amount of commitment fees paid on this facility, the calculation of which is described below. This borrowing base is currently being discussed with the banks as the Company expects that this credit facility will be needed at some point during the fourth quarter of 1997 to fund its remaining 1997 capital expenditures and working capital needs. Depending on the level of outstanding debt, the interest rate will be either the bank's base rate (8.5% at September 30, 1997) or the bank's base rate plus 0.25%. This facility also allows, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR"). The LIBOR option will now vary from plus 1% to plus 1.5%. There was no outstanding balance under this line of credit at either September 30, 1997 or December 31, 1996. The revolving line of credit extends through September 30, 1999.

           The terms of the revolving line of credit include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2,000,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company presently intends to continue a policy of using retained earnings for expansion of its business. As of September 30, 1997 and December 31, 1996, the Company was in compliance with the provisions of these agreements.

           The Company's other credit facility, which is the Company's only secured facility, is an amended and restated revolving line of credit with the lead bank of the two bank-group, secured by certain Company receivables. Effective April 30, 1996, this facility was increased to $7,000,000 with interest at the bank's base rate less 0.25% (8.25% at

                             SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


       September 30, 1997). The available borrowing base was $2,000,000 at September 30, 1997, and will be redetermined periodically. This borrowing base decrease from $7,000,000 was also effective December 1, 1996, at the Company's request. There was no outstanding amount on this facility at either September 30, 1997 or December 31, 1996. This restated credit facility extends through September 30, 1999.

           In addition to interest on these credit facilities, the Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts outstanding, plus the amount of all letters of credit outstanding during the period. The aggregate amounts of commitment fees paid by the Company were $19,900 for the first nine months of 1997 and $120,000 for the twelve-month period in 1996.

(4)    LONG-TERM DEBT

           The Company's long-term debt at September 30, 1997 and December 31, 1996, consists of $115,000,000 of 6.25% Convertible Subordinated Notes due 2006 ("Notes"). The Notes were issued on November 25, 1996, and will mature on November 15, 2006. The Notes are convertible into common stock of the Company at the option of the holders at any time prior to maturity at their original conversion price of $34.69 per share, subject to adjustment upon the occurrence of certain events. This conversion price has now been revised to $31.534 per share to reflect the 10% stock dividend declared October 1, 1997. Interest on the Notes is payable semiannually on May 15 and November 15, commencing with the first payment on May 15, 1997. On or after November 15, 1999, the Notes are redeemable for cash at the option of the Company, with certain restrictions, at 104.375% of principal, declining to 100.625% in 2005. Upon certain changes in control of the Company, if the price of the Company's common stock is not above certain levels, each holder of Notes will have the right to require the Company to repurchase the Notes at the principal amount thereof, together with accrued and unpaid interest to the date of repurchase but after the repayment of any Senior indebtedness, as defined.

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

           Interest expense on the Notes, including amortization of debt issuance costs, totaled $5,632,469 for the nine-month period ending September 30, 1997, while interest expense on both the Notes and Debentures, including amortization of debt issuance costs, totaled $1,731,194 for the twelve-month period ending December 31, 1996.

                             SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


(5)      STOCKHOLDERS' EQUITY

          On October 1, 1997, the Company declared a 10% stock dividend to shareholders of record on October 13, 1997, which was paid on October 23, 1997, resulting in the issuance of an additional 1,494,611 shares of the Company's common stock. The transaction was valued based on the closing price ($28.8125) of the Company's common stock on the New York Stock Exchange on October 1, 1997. Income per share has been restated for all periods presented to reflect the stock dividend declared.

           In August 1996, the holders of the Company's Debentures converted such Debentures into 2.34 million shares of the Company's common stock, which resulted in a third quarter 1996 increase in the Company's capital accounts of approximately $27,650,000.

           In 1996, the Company established an Employee Stock Ownership Plan ("ESOP"), effective January 1, 1996. All employees over the age of 21 with one year of service are participants. The Plan has a five year cliff vesting, and service is recognized after the Plan effective date. The ESOP is designed to enable employees of the Company to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock which has been contributed by the Company. Compensation costs are reported when such shares are released to employees. The Plan may also acquire Swift Energy Company common stock purchased at fair market value. The ESOP can borrow money from the Company to buy Company stock as was done in September 1996 to purchase 25,000 shares (adjusted to 27,500 shares after the October 1, 1997 10% stock dividend) from the Company's chairman. Benefits will be paid in a lump sum or installments, and the participants generally have the choice of receiving cash or stock. At September 30, 1997 and December 31, 1996, the unearned portion of the ESOP ($75,028) and ($521,354), respectively, was recorded as a contra-equity account entitled "Unearned ESOP Compensation." Changes in this account reflect decisions by the Compensation Committee of the Board of Directors as to vesting and other matters.

           In March 1997, the Company's board of directors approved a common stock repurchase program for up to $20.0 million of the Company's common stock throughout 1997. Purchases of shares are made in the open market. Under the program, through September 30, 1997, approximately 382,800 shares have been acquired at a total cost of $8.42 million and are included in "Treasury stock held, at cost" on the balance sheet at September 30, 1997.

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

                             SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


       development of these fields, Swift is entitled to receive a 49% interest in production income derived by Senega from this project after repayment of costs.

           On July 12, 1996, the Company entered into a partnership agreement providing for future contribution by the Company of its rights under the Participation and Management Agreement to the partnership and for the partners to share equally revenues and costs of developing the Samburg Field and funding and management of the license areas, all in conjunction with Senega. The partnership is to be funded by the partners upon fulfillment of certain conditions and completion of certain further arrangements with Senega. It is currently anticipated that these activities would be funded principally through project financing. At September 30, 1997, the Company's investment in Russia was approximately $9,990,000, and is included in the unproved properties portion of oil and gas properties.

       Venezuela

           The Company formed a wholly-owned subsidiary, Swift Energy de Venezuela, C.A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. Although, the Company did not win the bids, it has continued to pursue cooperative ventures involving other fields and opportunities in Venezuela. The Company evaluated a number of Blocks being offered by Petroleos de Venezuela, S.A. under the Third Operating Agreement Round in 1997, but decided against submitting any bids on those Blocks. At September 30, 1997, the Company's investment in Venezuela was approximately $2,322,000 and is included in the unproved properties portion of oil and gas properties net of impairments of $45,668.

       New Zealand

           Since October 1995, the Company has been issued two Petroleum Exploration Permits by the New Zealand Minister of Energy. The first permit covers approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covers approximately 69,300 adjacent acres. Under the terms of the permits, the Company is obligated to analyze and interpret certain seismic data, acquire certain new seismic data and drill one exploratory well, to be followed by a development well or additional seismic work, all of which is to be performed on a staged basis in order to maintain the permits, over periods extending through July 2000 for the first permit and August 1999 for the second permit. The Company formed a wholly-owned subsidiary, Swift Energy New Zealand Limited, for the purpose of conducting its New
       Zealand activities and assigned its interest in the permits to that subsidiary during the third quarter of 1997. At September 30, 1997, the Company's investment in New Zealand was approximately $2,234,000 and is included in the unproved properties portion of oil and gas properties.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

       GENERAL

           The Company was formed in 1979, and from 1985 to 1991 grew primarily through the acquisition of producing properties funded through limited partnership financing. Commencing in 1991, the Company began to reemphasize the addition of reserves through increased exploration and development drilling activity. This emphasis on exploration and development drilling has led to additions of increasing quantities of reserves in each of 1994, 1995, 1996, and the first nine months of 1997.

           The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of oil and gas production or revenues, capital expenditures, and capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

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

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


       Net Cash Provided by Operating Activities

          For the nine month period ended September 30, 1997, net cash provided by operating activities increased significantly (63%) to $43.1 million, as compared to $26.4 million during the first nine months of 1996. The 1997 increase of $16.7 million was primarily due to an increase in cash flows from oil and gas sales, which increased $15.3 million (47%), exclusive of the noncash amortization of deferred revenues associated with the Company's volumetric production payment. This increase in oil and gas sales was primarily the result of increased production volumes and higher gas prices, as described below.

       Sale of Convertible Subordinated Notes

           In November 1996, the Company issued $115.0 million of 6.25% Convertible Subordinated Notes due November 15, 2006, in a public offering. Proceeds of the offering were used for repayment in full of all the Company's bank borrowings ($33.1 million on November 25, 1996) and for capital expenditures through the first nine months of 1997, with the remainder of the proceeds to be used, along with internally generated cash flows, to fund capital expenditures and working capital needs. The principal terms of these Notes are more fully described in Note 4 to the Company's Condensed Consolidated Financial Statements.

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

       Credit Facilities

           In recent years, the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities. Prior to 1995, the Company established credit facilities which were used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures, and to provide working capital. Currently, the Company's credit facilities consist of a $100.0 million unsecured revolving line of credit with a $5.0 million borrowing base, and a $7.0 million secured revolving line of credit with a $2.0 million borrowing base. The Company is currently re-evaluating these borrowing bases with the banks, in anticipation that these facilities will be needed at some point during the fourth quarter of 1997 to fund remaining 1997 capital expenditure and working capital needs. The principal terms and restrictions of these credit facilities are described in Note 3 to the Company's Condensed Consolidated Financial Statements included herein.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


           At September 30, 1997 and at December 31, 1996, the Company had no outstanding balances under these borrowing arrangements, since the balance of those borrowings was repaid in November 1996 with proceeds from the Company's public sale of $115.0 million of 6.25% Convertible Subordinated Notes offering. There have been no draws made under these credit facilities since that November 1996 repayment.

       Partnership Programs

           Since late 1993, the Company has offered private partnerships formed to drill for oil and gas. During 1996, the Company formed three drilling partnerships with subscriptions of approximately $22.0 million and in
       May,   July,   and  September   1997  formed  three   partnerships   with
       subscriptions of $4.4 million, $3.0 million, and $9.4 million, respectively for a 1997 total of $16.8 million. The Company anticipates that it will continue to offer such drilling partnerships for the foreseeable future, with the next partnership to be offered in early 1998.

           At September 30, 1997, limited partnership formation and marketing costs (which under the current drilling partnership offerings are borne by the Company as part of the Company's general partner contribution) amounted to $42,000, a decrease of $468,000, when compared with the December 31, 1996 balance.

       Working Capital

           The Company's working capital has decreased over the last nine months, from $68.7 million at December 31, 1996, to $2.1 million at September 30, 1997. This decrease is primarily the result of the Company's capital expenditures as described below.

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

           Due to the nature of the Company's business highlighted above, the individual components of its working capital fluctuate considerably from period to period. The Company incurs significant working capital requirements in connection with its role as operator of approximately 660 wells, its accelerated drilling programs, and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

       Stock Repurchase Program

           In March 1997, the Company's board of directors approved a common stock repurchase program for up to $20.0 million of the Company's common stock throughout 1997. Purchases of shares are made in the open market. As of September 30, 1997, the Company used $8.42 million of working capital to acquire 382,800 shares at an average cost of $21.99 per share.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


       Capital Expenditures

           Capital expenditures for property, plant, and equipment during the first nine months of 1997 were $100.9 million. These capital expenditures included: (a) $78.0 million of drilling costs, both exploratory and developmental (primarily in the AWP Olmos Field and Austin Chalk trend),
       (b) $13.4 million of prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the Company's account), (c) $2.7 million invested in foreign business opportunities in New Zealand (approximately $1,521,000), in Venezuela (approximately $717,000), and in Russia (approximately $456,000), as described in Note 6 to the Company's Condensed Consolidated Financial Statements included herein, (d) $1.5 million spent on field facilities and production equipment, (e) $5.2 million on producing property acquisitions, with the remainder spent primarily for computer equipment and furniture and fixtures. In the remaining three months of 1997, the Company expects capital expenditures to be approximately $35.0 million, including investments in all areas in which investments were made during the first nine months of the year as described above, with a particular focus on exploratory and development drilling. The Company currently plans to participate in the drilling of 190 gross wells this year, compared to 153 wells in 1996. Through September 30, 1997, the Company had participated in drilling 147 wells (11 exploratory and 136 development wells with 6 exploratory successes and 132 development successes). The steady growth in the Company's unproved property account which is not being amortized is indicative of the shift to a focus on drilling activity, as the Company acquires prospect acreage, and due to foreign activities which comprise approximately 39% of this balance.

           The Company believes that 1997's anticipated internally generated cash flows, together with the remainder of the net proceeds from the November 1996 Notes offering, will be sufficient to finance the vast majority of the costs associated with its currently budgeted 1997 capital expenditures and other uses of working capital, although it is anticipated that the Company will make limited use of its existing credit facilities during the latter part of the fourth quarter of 1997.

       RESULTS OF OPERATIONS

       Comparison of Nine Months Ended September 30, 1997 and 1996

           Net income of $15.6 million and earnings per share of $0.94 for the first nine months of 1997 were 37% and 19% higher, respectively, than net income of $11.4 million, and earnings per share of $0.79 in the same period for 1996. This increase in net income primarily reflected the effect of a 45% increase in oil and gas sales revenues as a result of a 44% increase in natural gas production volumes, a 7% increase in crude oil production volumes, plus slight gas price improvements. The lower percentage increase in earnings per share reflects a 14% increase in weighted average shares outstanding for the period, as a result of the conversion of the 1993 Debentures into 2.34 million shares of common stock in the third quarter of 1996.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


       Revenues

           The Company's revenues increased 47% during the first nine months of 1997 from the comparative period in 1996, due primarily to the increase in oil and gas sales. Oil and gas sales increased 45% to $48.8 million in the first nine months of 1997, compared to $33.7 million for the comparative period in 1996. The 44% increase in natural gas production and the 7% increase in oil production were primarily the result of production from recent drilling activity, most notably from the Company's two primary development areas, the AWP Olmos Field and the Austin Chalk trend. The Company's net sales volume (including the volumetric production payment) in the first nine months of 1997 increased by 36% or
       5.0 Bcfe (billion cubic feet equivalent) over volumes in the comparable 1996 period. Oil and gas sales were also aided by an 11% increase in the average price received for gas between the two periods, offset somewhat however by a 5% decrease in the average price received for oil between the two periods, as highlighted in the table below.

                  The Company's $15.1 million increase in oil and gas sales during the first nine months of 1997 was comprised of volume increases that added $11.0 million of sales from the 4.8 Bcf increase in gas sales volumes and $0.6 million of sales from the 30,900 barrel increase in oil sales volumes, while price variances contributed $4.0 million in increased sales from the increase in average gas prices received, offset somewhat by a $0.5 million decrease in sales from the decrease in average oil prices received. The Company's nine-month 1997 oil and gas sales from the AWP Olmos Field were $30.5 million ($18.2 million in 1996) from 11.6 Bcfe of net sales volumes (7.6 Bcfe in 1996) for an increase of 4.0 Bcfe, while the Austin Chalk trend generated nine-month 1997 oil and gas sales of $8.4 million ($5.9 million in 1996) from 3.3 Bcfe of net sales volume (2.4 Bcfe in 1996) for an increase of 0.9 Bcfe.

           Revenues from oil and gas sales comprised 85% and 86%, respectively, of total revenues for the first nine months of 1997 and 1996. The majority (82% and 74%, respectively) of these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas sales to continue to increase as a direct consequence of the addition of oil and gas reserves through the Company's active drilling program.

                            SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


          The following table provides additional information regarding the Company's oil and gas sales.

                                                       Net Sales Volume                   Average Sales Price

                                                    Oil (Bbl)       Gas (Mcf)             Oil (Bbl)     Gas (Mcf)
                                                    --------        --------              --------      --------
       1996
       3 Mos Ended 03-31-96                          159,155        3,172,399               $17.78        $2.16

       3 Mos Ended 06-30-96                          150,124        3,501,426               $18.73        $2.29

       3 Mos Ended 09-30-96                          150,084        4,159,151               $20.45        $2.44
                                                     -------       ----------

       9 Mos Ended 09-30-96                          459,363       10,832,976               $18.96        $2.31
                                                     =======       ==========


       1997
       3 Mos Ended 03-31-97                          166,240        4,903,206               $20.13        $3.06

       3 Mos Ended 06-30-97                          160,341        5,142,947               $17.08        $2.20

       3 Mos Ended 09-30-97                          163,672        5,560,395               $16.50        $2.47
                                                     -------        ---------

       9 Mos Ended 09-30-97                          490,253       15,606,548               $17.92        $2.57
                                                     =======       ==========


           Supervision fees increased 17%, having grown from $3.3 million in the first nine months of 1996 to $3.9 million in the first nine months of 1997. This increase is primarily due to the annual escalation in well overhead rates, and the increase in drilling activity by the Company, which in turn increases the drilling well overhead portion of such fees paid to the Company as operator of these wells.

       Costs and Expenses

           General and administrative expenses for the first nine months of 1997 increased slightly by approximately $65,000 or 1% when compared to the same period in 1996. This increase in costs reflects the increase in the Company's activities. However, the Company's general and administrative expenses per Mcfe produced decreased by 26% from $0.34 per Mcfe produced for the first nine months of 1996 to $0.25 per Mcfe produced for the comparable period in 1997. The majority of the companies in the oil and gas industry treat supervision fees as a reduction of their general and administrative expenses. If the Company were to follow this practice, these expenses net of supervision fees would have decreased from $0.10 per Mcfe produced for the first nine months of 1996 to $0.04 per Mcfe produced for the same period in 1997.

                            SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


           Depreciation, depletion, and amortization ("DD&A") increased 55% (approximately $6.2 million) for the first nine months of 1997, primarily due to the Company's reserves additions and associated costs and to the related sale of increased quantities of oil and gas produced therefrom. The Company's DD&A rate per Mcfe of production has increased from $0.83 per Mcfe produced in the 1996 period to $0.94 per Mcfe produced in the 1997 period, reflecting variations in the per unit cost of reserve additions.

           The Company's production costs per Mcfe increased from $0.42 per Mcfe produced in the 1996 period to $0.45 per Mcfe produced in the 1997 period. This increase in rate per unit of production was due primarily to remedial well work performed during the first nine months of 1997. Primarily due to the 36% increase in production volumes, oil and gas production costs increased 44% (approximately $2,538,000) in the first nine months of 1997 when compared to the first nine months of 1996. As discussed above, the Company's increase in production is primarily through its drilling activities in the AWP Olmos Field and Austin Chalk trend, where the Company already has an established operating base. The increase in production costs is partially offset by an exemption in these same fields from the 7.5% Texas severance tax applicable to gas production from certain natural gas wells certified to be in tight formations or to be deep wells by the Texas Railroad Commission. Additionally, commencing September 1, 1996, certain wells certified as "high cost gas" wells are entitled to a reduction of severance tax based upon a formula amount, but not the full exemption of 7.5% received on certified wells drilled prior to September 1, 1996. This tax exemption has had a positive impact on the Company's production costs during 1996 and 1997, although under the new rules, the proportionate amount of the exemption was decreased in the 1997 period and may be further reduced in future periods.

           Interest expense in the first nine months of 1997 on the 6.25% Notes, including amortization of debt issuance costs, totaled $5,632,000 ($994,000 in the 1996 period on the 6.5% Debentures), while commitment fees on the credit facilities totaled $39,000 ($790,000 in the 1996 period for interest expense and commitment fees) for a total interest expense of $5,671,000 (of which $1,916,000 was capitalized). In the first nine months of 1996, these costs totaled $1,784,000 (of which $1,490,000 was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The increase in interest expense in 1997 is attributable to the increase in interest incurred on the 6.25% Notes as a result of the larger outstanding principal amount ($115.0 million) compared to the 6.5% Debentures ($28.75 million), offset to some degree by outstanding balances under the Company's credit facilities in 1996, and by the $2.2 million in interest income earned in 1997 on the portion of the net proceeds of the 6.25% Notes invested pending use.

       RESULTS OF OPERATIONS

       Comparison of  Three Months Ended September 30, 1997 and 1996

          Net income of $4.7 million and earnings per share of $0.29 in the third quarter of 1997 increased 1% and decreased 3%, respectively, when compared to net income of $4.6 million and earnings per share of $0.30 in the same period for 1996. The increase in net

                            SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


       income was primarily due to the 24% increase in oil and gas sales revenues as a result of a 34% increase in natural gas production, a 9% increase in crude oil production, and a 1% increase in average price received for gas, offset somewhat by a 19% decline in the average price received for oil. The decrease in earnings per share reflects a 5% increase the weighted average shares outstanding for the period, for the same reasons discussed above.

       Revenues

          The Company's revenues increased 25% during the third quarter of 1997 from the comparative period in 1996, due primarily to the increase in oil and gas sales. Oil and gas sales increased 24% to $16.4 million in the third quarter of 1997, compared to $13.2 million for the comparative period in 1996. The 34% increase in natural gas production and the 9% increase in oil production were primarily the result of production from recent drilling activity, most notably from the Company's two primary development areas, the AWP Olmos Field and the Austin Chalk trend. The Company's net sales volume (including the volumetric production payment) in the third quarter of 1997 increased by 29% or 1.5 Bcfe over volumes in the comparable 1996 period. Oil and gas sales were slightly impacted by a 1% increase in the average price received for gas, however this favorable price variance was more than offset by an unfavorable 19% decrease in the average price received for oil between the two periods, as highlighted in the table above.

          The Company's $3.2 million increase in oil and gas sales during the third quarter of 1997 was comprised of volume increases that added $3.4 million of sales from the 1.4 Bcf increase in gas sales volumes and $0.3 million of sales from the 13,600 barrel increase in oil sales volumes, while price variances contributed $0.1 million in increased sales from the increase in average gas prices received, offset by a $0.6 million decrease in sales from the decrease in average oil prices received. The Company's third quarter 1997 oil and gas sales from the AWP Olmos Field were $10.3 million ($7.4 million in 1996) from 4.0 Bcfe of net sales volumes (3.0 Bcfe in 1996) for an increase of 1.0 Bcfe, while the Austin Chalk trend generated oil and gas sales of $2.9 million ($2.4 million in 1996) from 1.2 Bcfe of net sales volume (1.0 Bcfe in 1996) for an increase of 0.2 Bcfe.

          Average prices received for oil and gas production can have a dramatic impact on the Company's oil and gas sales revenues. This is evident when comparing third quarter 1997 revenues to those for the first quarter of the year. While oil and gas production volumes increased 0.6 Bcfe during the third quarter when compared to the first quarter, oil and gas sales decreased $2.0 million due to average oil prices received being 18% lower and average gas prices received being 19% lower than in the first quarter. Prices on an Mcfe basis increased 6% when comparing the 1997 nine month period to the same period in 1996, but decreased 4% when comparing the third quarter of 1997 to the same period in 1996.

          Supervision fees increased 16% in the third quarter of 1997 when compared to the same period in 1996. This increase is primarily due to the annual escalation in April for well overhead rates.

       Costs and Expenses

          General and administrative expenses for the third quarter of 1997 decreased 9% (approximately $152,000) when compared to the same period in 1996. Also, on a Mcfe basis, the Company's general and administrative expenses decreased from $0.35 per Mcfe

                            SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

       produced for the third quarter of 1996 to $0.24 per Mcfe produced for the same period in 1997. These expenses net of supervision fees decreased from $0.12 per Mcfe produced for the third quarter of 1996 to $0.04 per Mcfe produced in the third quarter of 1997.

          Depreciation, depletion, and amortization increased 45% (approximately $2.0 million), primarily due to the reserve additions and their associated costs and to the related sale of increased quantities of oil and gas therefrom. The Company's DD&A rate per Mcfe of production has increased from $0.87 per Mcfe produced in the 1996 period to $0.98 per Mcfe produced in the 1997 period, reflecting variations in the per unit cost of reserve additions.

           The Company's production costs per Mcfe increased from $0.41 per Mcfe produced in the 1996 period to $0.44 per Mcfe produced in the 1997 period. Primarily due to the 29% increase in production volumes, oil and gas production costs increased 37% (approximately $765,000) in the third quarter of 1997 when compared to the third quarter of 1996 for the same reasons as described above.

           Interest expense in the third quarter of 1997 on the 6.25% Notes, including amortization of debt issuance costs, totaled $1,881,000, while commitment fees on the credit facilities totaled $14,000 for a total interest expense of $1,895,000 (of which $533,000 was capitalized). In the third quarter of 1996, these costs, which were derived solely from interest expense and commitment fees on the credit facilities, totaled $313,000 (all of which was capitalized). The increase in interest expense in 1997 is attributable to the increase in interest incurred on the 6.25% Notes compared to the interest incurred on the credit facilities during the third quarter of 1996, offset to some degree by the $0.4 million in interest income earned in the third quarter of 1997 on the unused portion of the net proceeds of the 6.25% Notes.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information -

              Terry E. Swift, Executive Vice President and Chief Operating Officer of Swift Energy Company since 1991, was elected President of the Company by the Board of Directors at its November 3, 1997 meeting. He succeeds the Company Founder, A. Earl Swift, who continues as Chairman of the Board and Chief Executive Officer, consistent with the Board's succession plan.

              Terry Swift will retain the position of Chief Operating Officer of Swift Energy Company, with additional duties to be assumed by the Company's three Senior Vice Presidents: John R. Alden, for finance, Chief Financial Officer, and Secretary; James M. Kitterman, for operations; and Bruce H. Vincent, for funds management.

              Terry Swift, 41, joined Swift Energy in 1981, within two years after the Company was founded and in the same year it became a public entity. He received a bachelor's degree in chemical engineering from the University of Houston in 1979 and a master's degree in business administration under the President/Key Executive Program from Pepperdine University in 1991.

Item 6.    Exhibits & Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SWIFT ENERGY COMPANY


                                  (Registrant)

Date: November 13, 1997           By: (Original Signed By)
      -----------------                ------------------
                                  John R. Alden
                                  Sr. Vice President - Finance
                                  Chief Financial Officer, Secretary


Date: November 13, 1997           By: (Original Signed By)
      -----------------           ------------------
                                  Alton D. Heckaman, Jr.
                                  Vice President,
                                  Controller and Principal
                                  Accounting Officer