Form 10-K405
period 1997-12-31
SWIFT ENERGY CO
filed 1998-03-24
CIK 351817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates at March 10, 1998 was approximately $275,948,000.

The number of shares of common stock outstanding as of December 31, 1997 was 16,459,156 shares of common stock, $.01 par value.

                       Documents Incorporated by Reference

Document                                      Incorporated as to

Notice and Proxy Statement for the Annual     Part III, Items 10, 11, 12, and 13
Meeting of Shareholders to be held May 12, 1998.

Form 10-K
Swift Energy Company and Subsidiaries

10-K Part and Item No.                                                Page
----------------------                                                ------
Part I
   Item 1.    Business                                                   3

   Item 2.    Properties                                                 3

   Item 3.    Legal Proceedings                                         12

   Item 4.    Submission of Matters to a Vote of
              Security Holders                                          12

Part II
   Item 5.    Market for the Registrant's Common
              Equity and Related Stockholder
              Matters                                                   12

   Item 6.    Selected Financial Data                                   13

   Item 7.    Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                                 15

   Item 7A.   Quantitative and Qualitative Disclosures
              About Market Risk                                         19

   Item 8.    Financial Statements and Supple-
              mentary Data                                              19

   Item 9.    Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                      35

Part III
   Item 10.   Directors and Executive Officers of
              the Registrant (1)                                        35

   Item 11.   Executive Compensation (1)                                35

   Item 12.   Security Ownership of Certain Bene-
              ficial Owners and Management (1)                          35

   Item 13.   Certain Relationships and Related
              Transactions (1)                                          35

Part IV
   Item 14.   Exhibits, Financial Statement
              Schedules and Reports on Form 8-K                         36

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "budget," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of oil and gas production or revenues, capital expenditures, and capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas; the uncertainty of drilling results and reserve estimates; operating hazards; requirements for capital; general economic conditions; competition and government regulations; as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.
--------------------------
(1)Incorporated by reference from Notice and Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998.

                                     PART I


Items 1 and 2. Business and Properties

     See pages 11 and 12 for explanations of abbreviations and terms used herein.

General

     Swift Energy Company (the "Company"), a Texas corporation organized in October 1979, is engaged in the exploration, development, acquisition, and operation of oil and gas properties, with a primary focus on U.S. onshore natural gas reserves. As of December 31, 1997, the Company had interests in over 1,500 oil and gas wells located in 10 states, with 93% of its proved reserves base concentrated in Texas. At the same date, the Company had estimated proved reserves of 361.5 Bcfe, approximately 87% of which were natural gas, and operated 650 wells representing 91% of its proved reserves base.

     The Company's primary focus is exploration and development drilling in its core areas, the AWP Olmos Field located in South Texas and the Texas Austin Chalk trend. The AWP Olmos Field is characterized by long-lived reserves, while the Austin Chalk trend is characterized by more short-lived reserves with high initial production and rapid decline rates. These fields accounted for approximately 74% and 15%, respectively, of the Company's proved reserves as of December 31, 1997, and approximately 61% and 19%, respectively, of the Company's production during 1997. The Company has substantially accelerated its drilling activities during the last several years, drilling 42, 116, and 135 net wells in 1995, 1996, and 1997, respectively, primarily in these areas. During 1996, the Company doubled its acreage position in the AWP Olmos Field and quadrupled it in the Austin Chalk trend. In 1997, the Company increased slightly its acreage position in the AWP Olmos Field and increased its acreage position in the Austin Chalk trend by approximately 50%. The Company has budgeted capital expenditures of $154.8 million for 1998, of which approximately 73% is targeted for these two fields. The Company is also actively pursuing exploratory and development drilling opportunities in other basins in Texas, Arkansas, Louisiana, and Wyoming. As a complement to these domestic activities, the Company is participating in several high potential international projects with limited capital exposure to the Company in New Zealand, Russia, and Venezuela.

     The Company has increased its proved reserves from 59.0 Bcfe at year end 1992 to 361.5 Bcfe at year end 1997, primarily from additions through the drillbit, which has resulted in the replacement of 554% of production during the same five-year period. In 1997, the Company increased its proved reserves by 40%, resulting in the replacement of 522% of 1997 production. The Company's five-year average reserves replacement costs were $0.76 per Mcfe. As a result of increased drilling activity, 1997 production increased 31% over 1996 production. Due to economies of scale, geographic concentration, and increased production, general and administrative expenses and production costs have fallen from $0.88 and $0.69 per Mcfe in 1992 to $0.24 and $0.45 per Mcfe, respectively, for 1997. The combination of increased production and decreased operating costs per Mcfe has resulted in average annual growth in net cash provided by operating activities of 54% per year from year end 1992 to year end 1997. For 1997, due to these same production and operating cost factors, net cash provided by operating activities increased to $55.3 million or 49% over the same period in 1996.

Properties

     The Company's proved reserves are geographically concentrated, with approximately 89% of the Company's proved reserves at December 31, 1997, attributable to its two largest properties, the AWP Olmos Field and the Austin Chalk trend.

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

     The AWP Olmos Field represented approximately 74% of the Company's proved reserves at December 31, 1997, and approximately 61% of the Company's 1997 production. At December 31, 1997, the Company owned interests in and was the operator of approximately 400 wells producing natural gas from the Olmos Sand Formation at a depth of approximately 10,000 feet. The Company has engaged in extensive fracturing operations to increase the permeability of the formation and flow of gas from the wells. In addition, the Company has used coiled tubing velocity strings in several wells to improve production rates. Also, by utilizing a system of BJ Services, Inc., the Company is able to monitor fracturing operations from its Houston headquarters through direct computer access to the field.

     During 1997, the Company purchased, for approximately $3.8 million, Olmos producing properties strategically located in the heart of its existing leasehold in the AWP Olmos Field. The purchase included 35 producing wells, 35 new development drilling locations, and a related 20-mile pipeline. Net proved reserves attributable to the purchase are approximately 25 Bcfe, with current production of approximately 2,000 Mcfe per day.

     In 1997, the Company drilled 142 (137 successful) development wells in this field and one unsuccessful exploratory well northwest of the field. The Company or entities managed by the Company own 100% of the working interest in this field. During 1997, the Company maintained its leasehold position in this area. The Company anticipates continuing its acquisition of acreage in this area in the future, if warranted. The Company plans to drill approximately 57 additional development wells and four exploratory wells to the Olmos formation in 1998.

     Austin Chalk Trend. At December 31, 1997, the Company owned drilling and production rights in 175,022 gross acres and 112,918 net acres in the Austin Chalk trend containing substantial proved undeveloped reserves. The Austin Chalk trend represented approximately 15% of the Company's proved reserves at December 31, 1997. Production from this field constituted 19% of oil and gas production in 1997. The wells in this trend are all horizontally produced wells, primarily natural gas, that deliver high initial flow rates and strong initial cash flows which decline rapidly. The Company believes these reserves complement its long-lived reserves in the AWP Olmos Field. Since 1992, the Company has participated in 55 horizontal wells in the trend with a 91% success rate, including in 1997 16 successful development wells out of 17 drilled and two successful exploratory wells out of five drilled. The Company believes its success is attributable to its ability to identify hydrocarbon-bearing fractures, relying on its expertise in seismic data analysis, and its ability to drill and operate horizontal wells. The Company anticipates drilling 30 development wells and three exploratory wells in the Austin Chalk during 1998. The acquisition of seismic data in the Cougar Run and Nimitz areas in Fayette County has helped in upgrading locations to drill numerous horizontal wells targeting the Austin Chalk formation determined from previous seismic data acquisitions and subsequent successful drilling in the Rocky Creek and North Fayetteville prospects.

     Substantial portions of its property interests in the Austin Chalk trend have been acquired through joint development arrangements with industry partners who are active participants in exploration of the Austin Chalk trend, beginning in 1993 in an arrangement that covered approximately 8,800 acres in which the Company currently has an average working interest of 25%. In September 1995, the Company entered into another joint development agreement providing for an area of mutual interest covering 19,500 gross acres and pursuant to which that industry partner and the Company alternate serving as operator of any wells drilled on the acreage. During 1996, the Company purchased its partner's interest in 9,500 of these gross acres, and the joint development arrangement now covers a 10,000 gross acre block in which the Company expects to have an average working interest of 30% to 35% based on certain assumptions relating to elections with respect to the drilling of various wells. The Company has a 100% working interest in the 9,500 acres.

     In 1996, a joint development arrangement covering approximately 8,000 acres in Washington County, Texas, in which the Company owns a 25% working interest, was reached with an industry partner. This joint development area has been further expanded to encompass approximately 17,000 gross acres. Simultaneously, the Company entered into two additional joint development agreements covering an approximate 6,300 gross acre area, in which the Company owns a 50% working interest, and an approximate 8,100 gross acre area, in which the Company owns a 75% working interest and serves as operator.

     Also in 1997, the Company acquired a 50% working interest in 20,000 net acres adjoining the N. Fayetteville Prospect area for which it will serve as operator. The initial test well was spudded in December 1997.

Exploration and Development Drilling Activities

     In 1991, the Company began to develop an inventory of exploration and development drilling prospects. Drilling locations were selected through intensive geological and geophysical studies of the Company's undeveloped acreage and other prospects. During 1995, the Company added 72 Bcfe of proved reserves through drilling, and in 1996, reserves added by drilling increased to 118 Bcfe. In 1997, reserves added by drilling increased to 120 Bcfe, with the Company's success rate 47% for exploratory wells (7 out of 15 drilled) and 95% for development wells (159 out of 167 drilled). These successful drilling results have led to acquisition of additional acreage during 1997 in the area of its two core properties, the AWP Olmos Field in South Texas and the Austin Chalk trend in Austin, Colorado, Fayette, Walker, and Washington counties in central and eastern Texas.

     The Company pursues a "controlled risk" approach to exploratory drilling. The Company focuses its exploration activities on specific U.S. regions where its technical staff has considerable experience and which are in close proximity to known producing horizons where the potential for significant reserves exists. The Company seeks to minimize its exploration risk by investing in multiple prospects, farming out interests to industry partners and drilling funds, utilizing advanced technologies, and drilling in different types of geological formations. The Company utilizes basin studies to analyze targeted formations based on their potential size, risk profile, economic parameters, and activity in the trend.

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

     The Company's exploration and development activities are conducted by its in-house exploration staff, assisted by professionals from other departments, including reservoir engineers, geologists, geophysicists, petrophysicists, landmen, and drilling and operations engineers. The Company believes that one of the keys to its success has been its team approach, which integrates multiple disciplines to maximize efficient utilization of information leading to drillable projects.

     The Company has increasingly utilized advanced seismic technology to enhance the quality of its drilling efforts, including two-dimensional (2-D) and three-dimensional (3-D) seismic analysis and amplitude versus offset (AVO) studies. During 1997, the Company completed its first international seismic acquisition program in two key areas of its holding in New Zealand. In the Rimu prospect, Swift acquired a 30 kilometer cross-swath, as well as 2-D seismic data in the Tawa prospect, complementing existing 2-D and 3-D data. It also acquired 21 miles of 2-D data in the Wheeler Ranch Olmos trend in South Texas and 51 miles of data in the Fayette County Austin Chalk trend. Two more prospects in the Ark-La-Tex region were shot in the form of 2-D swaths of approximately 16 miles each.

     In addition to exploration and development activities in the AWP Olmos Field and the Austin Chalk trend, the Company is currently focusing its exploration activities in three main geographical areas: the Gulf Coast Basin, the Wyoming Powder River Basin, and the North Louisiana Salt Basin.

     Gulf Coast Basin. The Company defines this area as including all the Texas counties and Louisiana parishes along the Gulf Coast and extending into Mississippi and Alabama, which includes all target formations present except the Austin Chalk trend and the Olmos sand. In 1997, one successful development well (out of three) and four successful exploratory wells (out of six) were drilled in the Gulf Coast Basin, following one successful exploratory well and two successful development wells drilled in 1996. In 1998, seven exploratory wells and 18 development wells are scheduled for drilling in the Gulf Coast Basin. The locations were selected utilizing traditional geologic studies combined with analyses of available seismic data.

     During 1997, the Company acquired 1,920 gross acres in Jim Hogg County in which the Company owns a minimum 75% working interest. Additionally, the Company has an oil and gas lease option on an additional 8,500 gross acres until August 1, 1998. A well drilled by the Company to the Queen City formation, the Chapparral #1, in 1997 was highly successful. Of the 18 development wells expected to be drilled in the Gulf Coast Basin in 1998, 10 will be drilled on this acreage. Two of those 10 have already been successfully drilled in the first quarter of 1998, with the third well currently being drilled. Further work in the area through licensing additional 2-D data and acquiring 3-D data jointly with a third party will help complete the analysis and the interpretation of the acreage for future development in 1998.

     In the North Creole prospect in southern Louisiana, the Company has worked 2-D and 3-D seismic data in conjunction with the Vertical Seismic Profile it shot in early 1997 to identify development and exploratory locations of deep high-potential targets to be drilled in the first quarter of 1998. Additional 3-D seismic grids are being quality checked for eventual licensing in the area to help in the interpretation of the complex geologic features.

     In the Sherburne prospect in south central Louisiana, the Company has been working with 2-D seismic data to identify the location of a Sparta formation test slated for the first quarter of 1998 and has designed a 2-D seismic cross-swath to be acquired commencing in March 1998 to identify deeper high-yield structures in the Wilcox trend.

     Wyoming Powder River Basin. The Company intends to drill three exploratory wells and eight development wells in 1998. In 1997, the Company successfully drilled one out of two exploratory wells in the Minnelusa trend in Campbell County, Wyoming. In 1996, the Company successfully drilled one out of three exploratory wells and one out of three development wells in this trend. The Minnelusa trend has been the subject of extensive study by the Company's multidisciplinary teams in order to identify the location of stratigraphic hydrocarbon traps. Recently, the Company has shifted its emphasis to pursue the Cretaceous trend in southern Campbell County and northern Converse County in Wyoming, as well as north into the Williston Basin in Daniels County, Montana. This shift is due to the Company's commitment to find larger reserve accumulations at a lower risk by drilling in areas with multiple producing zones and larger field sizes. The Company has licensed various existing 2-D seismic data to help map the structural and stratigraphic traps that have been identified for drilling in 1998.

     North Louisiana Salt Basin. The North Louisiana Salt Basin covers the neighboring corners of Arkansas, Louisiana, and Texas (Ark-La-Tex region). In 1997, the Company drilled two wells, one exploratory and one development, with the development well being successful, following five successful wells drilled in 1996, four of which were exploratory. The Company plans to drill four exploratory wells in the region in 1998. In this area, the Smackover formation is a prolific hydrocarbon producer from multiple levels and from a variety of structures, including fault traps, salt anticlines, basement structures, and stratigraphic traps. In northern Louisiana and southern Arkansas in the Smackover trend, in 1997 the Company acquired and completed processing two sets of 2-D seismic swaths that have been interpreted to yield numerous exploratory locations slated for testing in the first half of 1998. Additional seismic acquisitions are planned in Bossier Parish, Louisiana, to delineate a prospect pending the drilling of a test well to determine the presence of hydrocarbon sands in the area.

     The following table sets forth the results of the Company's drilling activities during the three fiscal years ended December 31, 1997:


                                            Gross Wells                        Net Wells
                                      --------------------------      ---------------------------
        Year   Type of Well             Total   Producing    Dry       Total     Producing    Dry
-------------------------------------------------------------------------------------------------
        1995   Exploratory                8           4        4         3.5         1.5      2.0
               Development               68          65        3        38.7        38.0      0.7


        1996   Exploratory               11           7        4         5.9         3.7      2.2
               Development              142         134        8       110.5       106.7      3.8

        1997   Exploratory               15           7        8         7.2         2.7      4.5
               Development              167         159        8       127.5       123.6      3.9


Operations

     The Company generally seeks to be named as operator for wells in which it or its affiliated limited partnerships and joint ventures have acquired a significant interest, although this typically occurs only when they own the major portion of the working interest in a particular well or field. The Company acts as operator of approximately 650 wells at December 31, 1997, which comprise approximately 91% of the Company's total proved reserves.

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

     Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator's direct expenses and monthly per-well supervision fees. Per-well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas, and other factors. Such fees received by the Company in 1997 ranged from $200 to $1,481 per well per month.

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

During the year ended December 31, 1997, three oil or gas purchasers each accounted for 10% or more of the Company's revenues, with those purchasers together accounting for 42%. Three oil or gas purchasers accounted for 10% or more of the Company's revenues during the year ended December 31, 1996, with those purchasers accounting for approximately 51%. Because of the availability of other purchasers, the Company does not believe that the loss of any single oil or gas purchaser or contract would materially affect its sales.

     The Company has entered into gas processing and gas transportation agreements with respect to its natural gas production in the AWP Olmos Field with Valero Transmission, L.P. and its affiliates ("Valero") for up to 75,000 Mcf per day. These contracts have initial six-year terms, with automatic one-year extensions unless earlier terminated. The Company believes that these arrangements adequately provide for its gas transportation and processing needs in the AWP Olmos Field for the foreseeable future. Additionally, at the discretion of the Company and Valero, the gas processed and transported under these agreements may be sold to Valero at monthly indexed prices based upon the current natural gas price. Effective July 31, 1997, Valero was merged with Pacific Gas & Electric Corporation ("PG&E"). This merger did not affect the contractual obligations between the Company and Valero.

     Much of the Company's Austin Chalk production from Fayette and Washington counties, Texas, is currently dedicated under long-term gas purchase and gas processing contracts with Aquila Southwest Pipeline Corporation ("Aquila"). The Company believes that these contracts adequately provide for the gas purchase and processing needs of its Austin Chalk production, subject to practical limitations inherent in gas field operations. The prices received are redetermined monthly to reflect the current natural gas price.

     The following table summarizes sales volumes, sales prices, and production cost information for the Company's net oil and gas production for the three-year period ended December 31, 1997. "Net" production is production that is owned by the Company either directly or indirectly through partnerships or joint venture interests and produced to its interest after deducting royalty, limited partner, and other similar interests.

                                                            Year Ended December 31,
                                       ------------------------------------------------------------------
                                              1997                    1996                    1995
                                       -------------------   -----------------------   ------------------
Net Sales Volume:
   Oil (Bbls)                                     672,385                   623,386               545,435
   Gas (Mcf)(1)                                21,359,434                15,696,798             7,913,963
   Gas equivalents (Mcfe)                      25,393,744                19,437,114            11,186,573
Average Sales Price:
   Oil (Per Bbl)                       $            17.59     $               19.82     $           15.66
   Gas (Per Mcf)                       $             2.68     $                2.57     $            1.77
Average Production Cost (per Mcfe)     $             0.45     $                0.43     $            0.61

(1) Natural gas production for 1997, 1996, and 1995 includes 1,015,226, 1,156,361, and 1,211,255 Mcf, respectively, delivered under the volumetric production payment agreement pursuant to which the Company is obligated to deliver certain monthly quantities of natural gas (see Note 1 to the Company's financial statements).


     Under the volumetric production payment entered into in 1992, as of December 31, 1997, the Company has a remaining commitment to deliver approximately 2.0 Bcf of gas meeting certain heating equivalent and quality standards through October 2000, when such agreement expires. Since entering into this agreement, these properties have produced in excess of the required monthly delivery requirements.

Price Risk Management

     The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, the Company does engage periodically in certain limited hedging activities, but only to the extent of buying protection price floors for portions of its and the limited partnerships' oil and gas production. Costs and/or benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any year presented. The costs to purchase put options are amortized over the option period.

     During 1997, the Company entered into oil and natural gas price hedging contracts covering a portion of the Company's and its affiliated partnerships' oil and natural gas production. For January, 1,400,000 MMBtu of the natural gas production was covered, providing for a minimum price of $1.90 per MMBtu.
February was covered for 2,000,000 MMBtu of natural gas, and March and April were covered for 1,500,000 MMBtu of natural gas, each at a minimum price of $2.00. For the months of May, June, July, and August, 1,500,000 MMBtu was covered, providing for a minimum price of $1.80. September, October, and November had two contracts each month with each separate contract covering 1,500,000 MMBtu of natural gas, providing for minimum prices of $1.80 and $1.90 in September, $1.85 and $1.90 in October, and $1.90 and $2.00 in November.

     For the months of January, February, and March, 140,000 Bbls of oil production were covered, with 70,000 Bbls each month providing for a minimum price of $17.00 and the other 70,000 Bbls each month providing for a minimum price of $20.00 per Bbl. April, May, and June were covered for 140,000 Bbls of oil production at a minimum price of $20.00 in April and May, while June provided for a minimum price of $19.00. July was covered for 60,000 Bbls of production at a minimum price of $18.00 and for 60,000 Bbls at a minimum price of $19.00. August was covered for 120,000 Bbls of production, providing for a minimum price of $19.00. For the months of September through December, 60,000 Bbls of oil production were covered, providing for a minimum price of $18.00. Costs related to 1997 hedging activities totaled approximately $1,052,000 with benefits of approximately $439,000 being received, resulting in a net cash outlay of approximately $613,000 or $0.014 per Mcfe.

     The Company had three open contracts at December 31, 1997, covering 1,500,000 MMBtu of the natural gas production for February 1998 at a minimum price of $2.00, 500,000 MMBtu of gas in March 1998 at a minimum price of $1.90, and 60,000 Bbls of oil production for February providing for a minimum price of $18.00 per Bbl. The costs related to the open contracts totaled $95,308 and had a market value of $121,600 as of December 31, 1997.

Acquisition Activities

     Since 1979, the Company has acquired approximately $478.0 million of producing oil and natural gas properties on behalf of itself and its co-investors in 129 separate transactions. In recent years, the Company's acquisition activities have declined, as it has fulfilled its obligation to buy producing properties for the remaining partnerships which invested in such properties. As of December 31, 1997, all such partnerships investing in producing properties had spent their available capital resources on producing properties. Therefore, the Company anticipates all future acquisition activity will be for its own behalf. The Company has acquired for its own account approximately $121.5 million of producing properties, with original proved reserves estimated at 182.2 Bcfe. The Company's acquisition expenditures the past three years were approximately $3.5 million, $1.5 million, and $8.4 million of properties acquired in 1995, 1996, and 1997, respectively. The Company's acquisition costs have averaged $0.31 per Mcfe over this three-year period.

     The Company uses a disciplined, market-driven approach to acquisitions. The Company generally seeks acquisition of properties for its own account that are in close proximity to its current reserves and provide the potential to add reserves and production through additional development efforts.

Foreign Activities

     Russia. On September 3, 1993, the Company signed a Participation Agreement with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia providing the Company with a minimum 5% net profits interest from the sale of hydrocarbon products from the fields for providing managerial, technical, and financial support to Senega. Additionally, the Company purchased a 1% net profits interest from Senega for $300,000. In May 1995, the Company executed a Management Agreement with Senega, under which, in return for undertaking to obtain financing for development of these fields, Swift would be entitled to receive a 49% interest in production income derived by Senega from this project after repayment of costs.

     On December 10, 1997, the Company agreed to terminate the Management Agreement with Senega and to amend and restate the Participation Agreement. Under the amended and restated Participation Agreement, the Company retains its 6% net profits interest in the Samburg Field and has agreed to assist Senega in obtaining investments necessary to develop the field. Senega is charged with the management and control of the field development. At December 31, 1997, the Company's investment in Russia was approximately $10,190,000 and is included in the unproved properties portion of oil and gas properties.

     Venezuela. The Company formed a wholly-owned subsidiary, Swift Energy de Venezuela, C. A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. Although the Company did not win the bid, it has continued to pursue cooperative ventures involving other fields and opportunities in Venezuela. The Company evaluated a number of Blocks being offered by Petroleos de Venezuela, S. A. under the Third Operating Agreement Round in 1997, but decided against submitting any bid on these Blocks. The Company has entered into an agreement with Tecnoconsult, S. A. a Venezuelan company, to jointly formulate and submit a proposal to Petroleos de Venezuela,
S. A. for the construction and operation of a methane pipeline. Currently, the technical and economic feasibility of the project is under study. At December 31, 1997, the Company's investment in Venezuela was approximately $2,435,000 and is included in the unproved properties portion of oil and gas properties, net of impairments of $45,668.

     New Zealand. Since October 1995, the Company has been issued two Petroleum Exploration Permits by the New Zealand Minister of Energy. The first permit covers approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covers approximately 69,300 adjacent acres. Under the terms of these permits, the Company is obligated to analyze and interpret certain seismic data, acquire certain new seismic data and drill one exploratory well, to be followed by a development well or additional seismic work, all of which is to be performed on a staged basis in order to maintain the permits, over periods extending through July 2000 for the first permit and August 1999 for the second permit. The Company formed a wholly-owned subsidiary, Swift Energy New Zealand Limited, for the purpose of conducting its New Zealand activities and assigned its interest in the permits to that subsidiary during the third quarter of 1997. At December 31, 1997, the Company's investment in New Zealand was approximately $2,480,000 and is included in the unproved properties portion of oil and gas properties.

Oil and Gas Reserves

     The following table presents information regarding proved reserves of oil and gas attributable to the Company's interests in producing properties as of December 31, 1997, 1996, and 1995. The information set forth in the table is based on proved reserves reports prepared by the Company and audited by H. J. Gruy and Associates, Inc., Houston, Texas, independent petroleum engineers. Gruy's estimates were based upon review of production histories and other geological, economic, ownership, and engineering data provided by the Company. In accordance with Securities and Exchange Commission guidelines, the Company's estimates of future net revenues from the Company's proved reserves and the PV-10 Value are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. Proved reserves as of December 31, 1997, were estimated based upon weighted average prices of $2.78 per Mcf of natural gas and $15.76 per barrel of oil, compared to $4.47 and $2.41 per Mcf of natural gas and $23.75 and $18.07 per barrel of oil as of December 31, 1996 and 1995, respectively. The Company has interests in certain tracts that are estimated to have additional hydrocarbon reserves that cannot be classified as proved and are not reflected in the following table. The proved reserves presented for all periods also exclude any reserves attributable to the volumetric production payment.

                                                                        Year Ended December 31,
                                                      ------------------------------------------------------------
                                                            1997                  1996                 1995
                                                      ------------------    -----------------    -----------------
Estimated Proved Oil and Gas Reserves

Net natural gas reserves (Mcf):
    Proved developed                                        191,108,214          135,424,880            81,532,025
    Proved undeveloped                                      123,197,455           90,333,321            62,035,495
                                                      -----------------     ----------------     -----------------
       Total                                                314,305,669          225,758,201           143,567,520
                                                      =================     ================     =================
Net oil reserves (Bbl):
    Proved developed                                          4,288,696            3,622,480             3,313,226
    Proved undeveloped                                        3,570,222            1,861,829             2,108,755
                                                      -----------------     ----------------     -----------------
       Total                                                  7,858,918            5,484,309             5,421,981
                                                      =================     ================     =================

Estimated Present Value of Proved Reserves

Estimated present value of future net cash flows from
  proved reserves discounted at 10% per annum:
    Proved developed                                  $     244,365,044     $    310,408,949     $      85,536,873
    Proved undeveloped                                      105,979,738          160,776,008            61,501,536
                                                      -----------------     ----------------     -----------------
       Total                                          $     350,344,782     $    471,184,957     $     147,038,409
                                                      =================     ================     =================


     The table also sets forth estimates of future net revenues presented on the basis of unescalated prices and costs in accordance with criteria prescribed by the Securities and Exchange Commission and their PV-10 Value. Operating costs, development costs, and certain production-related taxes were deducted in arriving at the estimated future net revenues. No provision was made for income taxes. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows set forth in Supplemental Information to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. In cases where producing properties are subject to gas purchase contracts and the amount of gas purchased thereunder was reduced during 1997, gas projections used to estimate future net revenues were based on the reduced gas purchases for the affected producing properties. The assumption was made that purchases in 1998 and thereafter will be made at an unrestricted level.

     The Company's total proved developed and undeveloped reserves have increased substantially (40%) at December 31, 1997, when compared to December 31, 1996, as shown above and in Supplemental Information to the Company's financial statements. A substantial portion (40%) of the reserves are proved undeveloped reserves. This reflects the increased emphasis on exploration and development activities. This was consistent with the proportions in 1996 of 39% proved undeveloped and 61% proved developed and reflects the continued emphasis on exploration and development activities.

     Changes in quantity estimates and the estimated present value of proved reserves are affected by the change in crude oil and natural gas prices at the end of each year. While the Company's total proved reserves quantities (on an equivalent Bcfe basis) at year end 1997 increased by 40% over reserves quantities a year earlier, the PV-10 Value of those reserves decreased 26% from the PV-10 Value at year end 1996. This decrease was almost totally due to high product prices at year end 1996, with the price of gas declining 38% during 1997 from $4.47 at December 31, 1996, to $2.78 at year end 1997, matched by a 34% decrease in the price of oil between the two dates, from $23.75 to $15.76. If the PV-10 Value as of year end 1997 had been calculated using the same prices in effect a year earlier, there would have been an increase in the PV-10 Value from year end 1996 to year end 1997 comparable to the 40% increase in the Company's total proved reserves quantities during that same period.

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

     A portion of the Company's proved reserves has been accumulated through the Company's interests in the limited partnerships for which it serves as general partner. The estimates of future net cash flows and their present values, based on period end prices, assume that some of the limited partnerships in which the Company owns interests will achieve payout status in the future. Four of the limited partnerships had achieved payout status at December 31, 1997.

     No other reports on the Company's reserves have been filed with any federal agency.

Oil and Gas Wells

     The following table sets forth the gross and net wells in which the Company owned an interest at the following dates:

                            Oil Wells     Gas Wells     Total Wells(1)
                            ---------    -----------    --------------
December 31, 1997
   Gross                        625            926          1,551
   Net                         48.1          381.7          429.8
December 31, 1996
   Gross                        734          1,068          1,802
   Net                         59.5          222.9          282.4
December 31, 1995
   Gross                      3,049            995          4,044
   Net                         88.5          121.6          210.1

(1) Excludes 16 service wells in 1997, 26 service wells in 1996, and 39 service wells in 1995.


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

     The following table sets forth the developed and undeveloped domestic leasehold acreage held by the Company at December 31, 1997:


                           Developed                     Undeveloped
                  ---------------------------   -----------------------------
                      Gross           Net            Gross            Net
                  ------------   ------------   -------------   -------------
Alabama               4,495.38         616.70          292.00           41.17
Arkansas              4,139.49       2,070.92        9,608.55        6,858.86
Kansas                      --             --        4,600.00        1,988.80
Louisiana            44,481.57      13,610.37       20,085.44       11,750.85
Mississippi           5,236.49       3,379.84        1,828.22          489.42
Montana                     --             --        4,851.28        4,851.28
Nebraska                    --             --        1,707.04        1,029.53
Oklahoma             38,554.53      14,976.93        3,733.90        1,251.50
Texas               117,016.60      64,543.20      173,589.65      124,198.13
Wyoming               7,859.27       2,060.84       69,278.53       53,824.64
All other states        157.64           6.80        4,850.44          285.33
                  ------------   ------------    ------------    ------------
    Total           221,940.97     101,265.60      294,425.05      206,569.51
                  ============   ============    =============   ============

Partnerships

     For many years, the Company relied on limited partnerships as its principal financing vehicle to fund its activities. The Company has formed 107 limited partnerships which have raised a total of approximately $502.0 million at December 31, 1997. However, as the Company has increasingly shifted its emphasis to exploration and development activities and its reserves base has grown, the Company has significantly reduced its reliance on limited partnership financing.

     During 1996, the limited partners in 18 partnerships, which had been in operation over nine years and had produced a substantial majority of their reserves, voted to sell their remaining properties and liquidate the limited partnerships. Of these partnerships, 10 were the earliest public income partnerships (formed in 1984 to 1986) and were liquidated in 1996, and in early 1997 eight private drilling partnerships (formed in 1979 to 1985) were liquidated. During 1997, the limited partners in an additional 11 partnerships, formed in 1990 and 1991, voted to sell their properties and liquidate the limited partnerships, which liquidation is expected in early 1998. As the public income partnerships formed since 1986 grow older, it is anticipated that proposals will continue to be made to the investors in those partnerships to sell their properties and liquidate the partnerships.

     From 1991 to 1995 (and for prior periods), the Company formed limited partnerships and joint ventures for the purpose of acquiring interests in producing oil and gas properties. Since 1993, the Company also has offered private partnerships formed to engage in the drilling for oil and gas reserves. The Company serves as the managing general partner of these entities. As of December 31, 1997, eleven partnerships had been formed (one formed in each of 1993 and 1994, and three in each of 1995, 1996, and 1997) with aggregate investor contributions of approximately $58.6 million.

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

     Under the terms of the Company's limited partnership programs, the Company generally retains the right to engage in oil and gas exploration and production for its own account. The partnership agreement for each limited partnership contains detailed provisions regarding the terms upon which a variety of transactions between the Company and the limited partnerships may be carried out. These restrictions, which may limit the ability of the Company to take certain actions, are intended to ensure that transactions between the Company and the limited partnerships are fair to such limited partnerships.

Risk Management

     The Company's operations are subject to all of the risks normally incident to the exploration for and the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, oil spills, and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities, or other property, or individual injuries. The oil and gas exploration business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharges of toxic substances or gases that could expose the Company to substantial liabil-
ity due to pollution and other environmental damage. Additionally, as managing general partner of limited partnerships, the Company is solely responsible for the day-to-day conduct of the limited partnerships' affairs and accordingly has liability for expenses and liabilities of the limited partnerships. The Company maintains comprehensive insurance coverage, including general liability insurance in an amount not less than $25.0 million, as well as general partner liability insurance. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in comparable operations, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.

Competition

     The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from many other oil and gas producers, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain its properties. Decreases in gas and especially oil prices since year-end 1997 may have an effect on the Company's cash flow, capital expenditures, or drilling schedule, although in light of the extreme volatility of prices, it is impossible to predict the length of time that prices may remain at such levels or may move to higher or lower levels.

Regulations

     Environmental Regulations

     The federal government and various state and local governments have adopted laws and regulations regarding the protection of human health and the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands, or where pollution might cause serious harm, and impose substantial liabilities for pollution resulting from drilling operations, particularly with respect to operations in onshore and offshore waters or on submerged lands. These laws and regulations may increase the costs of drilling and operating wells. Because these laws and regulations change frequently, the costs to the Company of compliance with existing and future environmental regulations cannot be predicted with certainty.

     Federal Regulation of Natural Gas

     The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a brief summary of the principal statutes, regulations, and agency orders that may affect the production and sale of the Company's natural gas. This summary should not be relied upon as a complete review of applicable natural gas regulatory provisions.

     FERC Orders. Several major regulatory changes were implemented by the Federal Energy Regulatory Commission ("FERC") after 1985 that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design.

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



Employees

     At December 31, 1997, the Company employed 194 persons. None of the Company's employees are represented by a union. Relations with employees are considered to be good.

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

Gross Acre -- An acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

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

Net Acre -- A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

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

Proved Developed Oil and Gas Reserves -- Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Oil and Gas Reserves -- The estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made.

Proved Undeveloped Oil and Gas Reserves -- Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

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

     No matters were submitted during the fourth quarter of 1997 to a vote of security holders.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
     Matters

COMMON STOCK, 1997 AND 1996

     Swift Energy Company common stock is traded on the New York Stock Exchange and the Pacific Exchange, Inc., under the symbol "SFY." The high and low quarterly sales prices for the common stock for 1997 and 1996 are as follows:

                       1997                                   1996
        ----------------------------------     ----------------------------------
         First    Second   Third    Fourth      First    Second   Third    Fourth
        Quarter  Quarter  Quarter  Quarter     Quarter  Quarter  Quarter  Quarter
        ----------------------------------     ----------------------------------
Low      $19.32   $16.93   $18.86   $19.25      $9.89    $11.82   $15.91   $20.91
High     $34.20   $26.02   $26.48   $31.00      $12.84   $16.48   $22.61   $28.86

     Since inception, no cash dividends have been declared on the Company's common stock. Cash dividends are restricted under the terms of the Company's credit agreements, as discussed in Note 4 to the Company's financial statements, and the Company presently intends to continue a policy of using retained earnings for expansion of its business. The stock prices for 1996 and the first three quarters of 1997 have been revised to reflect a 10% stock dividend declared in October 1997.

     Swift Energy had approximately 520 stockholders of record as of December 31, 1997.

Item 6. Selected Financial and Operating Data

                                                         1997               1996                1995           1994 (1)
-----------------------------------------------------------------------------------------------------------------------
Revenues
  Oil and Gas Sales                               $69,015,189        $52,770,672        $22,527,892         $19,802,188
  Supervision Fees                                 $5,210,022         $4,470,206         $3,838,815          $3,751,061
  Fees and Earned Interests(2)                       $745,856           $937,238           $590,441            $701,528
  Interest Income                                  $2,395,406           $433,352           $212,329             $47,980
  Other, Net                                       $2,555,729         $2,156,764         $1,761,568          $1,072,535
Total Revenues                                    $79,922,202        $60,768,232        $28,931,045         $25,375,292

Operating Income                                  $33,129,606        $28,785,783         $6,894,537          $4,837,829

Net Income (Loss)                                 $22,310,189        $19,025,450         $4,912,512        ($13,047,027)

Net Cash Provided by Operating Activities         $55,255,965        $37,102,578        $14,376,463         $10,394,514
-----------------------------------------------------------------------------------------------------------------------
Per Share Data
  Weighted Shares Outstanding(3)                   16,492,856         15,000,901         10,035,143           7,308,673
  Net income (Loss) per Share--Basic(3)                 $1.35              $1.27              $0.49              ($1.79)
  Net income (Loss) per Share--Diluted(3)               $1.26              $1.25              $0.49              ($1.79)
  Shares Outstanding at Year End                   16,459,156         15,176,417         12,509,700           6,685,137
  Book Value per Share                                  $9.69              $9.41              $7.46               $6.30
  Market Price(3)
    High                                               $34.20             $28.86             $11.48              $10.35
    Low                                                $16.93              $9.89              $7.05               $7.75
    Year-End Close                                     $21.06             $27.16             $10.91               $8.86
-----------------------------------------------------------------------------------------------------------------------
Pro forma amounts assuming 1994 change in
 accounting principle is applied retroactively:(2)
  Net Income                                      $22,310,189        $19,025,450         $4,912,512          $3,725,671
  Net Income per Share--Basic (3)                       $1.35              $1.27              $0.49               $0.51
  Net Income per Share--Diluted (3)                     $1.26              $1.25              $0.49               $0.51
-----------------------------------------------------------------------------------------------------------------------
Assets
  Current Assets                                  $29,981,786       $101,619,478        $43,380,454         $39,208,418
  Oil and Gas Properties, Net of Accumulated
    Depreciation, Depletion, and Amortization    $301,312,847       $200,010,375       $125,217,872         $88,415,612
Total Assets                                     $339,115,390       $310,375,264       $175,252,707        $135,672,743

Liabilities
  Current Liabilities                             $28,517,664        $32,915,616        $40,133,269         $52,345,859
  Long-Term Debt and Bank Borrowings             $122,915,000       $115,000,000        $28,750,000         $28,750,000
Total Liabilities                                $179,714,470       $167,613,654        $81,906,742         $93,545,612

Stockholders' Equity                             $159,400,920       $142,761,610        $93,345,965         $42,127,131
-----------------------------------------------------------------------------------------------------------------------
Number of Employees                                       194                191                176                 209
-----------------------------------------------------------------------------------------------------------------------
Producing Wells
  Swift Operated                                          650                842                767                 750
  Outside Operated                                        917                986              3,316               3,422
Total Producing Wells                                   1,567              1,828              4,083               4,172

Wells Drilled (Gross)                                     182                153                 76                  44
-----------------------------------------------------------------------------------------------------------------------
Proved Reserves
  Natural Gas (Mcf)                               314,305,669        225,758,201        143,567,520          76,263,964
  Oil & Condensate (barrels)                        7,858,918          5,484,309          5,421,981           4,553,267
Total Proved Reserves (Mcf equivalent)            361,459,177        258,664,055        176,099,406         103,583,566

Production (Mcf equivalent)(4)                     25,393,744         19,437,114         11,186,573           9,600,867

Average Sales Price
  Natural Gas (per Mcf)                                 $2.68              $2.57              $1.77               $1.93
  Oil (per barrel)                                     $17.59             $19.82             $15.66              $14.35
-----------------------------------------------------------------------------------------------------------------------

(1)Additional 1994 Data: Income Before Cumulative Effect of Change in Accounting Principle-$3,725,671; Cumulative Effect of Change in Accounting Principle-$(16,772,698); Per Share Amounts-Basic-Income Before Cumulative Effect of Change in Accounting Principle-$0.51, Cumulative Effect of Change in Accounting Principle-$(2.29); Per Share Amounts-Diluted-Income Before Cumulative Effect of Change in Accounting Principle-$0.51, Cumulative Effect of Change in Accounting Principle-$(2.29).

(2)As of January 1, 1994, the Company changed its revenue recognition policy for earned interests. Accordingly, 1997, 1996, 1995, and 1994 "Fees and Earned Interests" does not include earned interests revenues.

(3)Amounts have been retroactively restated in all periods presented to give recognition to: (a) an equivalent change in capital structure as a result of two 10% stock dividends, one in September 1994, the other in October 1997 (see Note 2 to the Company's financial statements); and (b) the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (see Note 2 to the Company's financial statements).

(4)Natural gas production for 1992, 1993, 1994, 1995, 1996, and 1997 includes 1,148,862, 1,581,206, 1,358,375, 1,211,255, 1,156,361, and 1,015,226 Mcf,
respectively, delivered under the Company's volumetric production payment agreement (see Note 1 to the Company's financial statements).

           1993            1992           1991          1990           1989           1988           1987
---------------------------------------------------------------------------------------------------------
    $15,535,671     $12,420,222     $8,361,771    $7,328,190     $3,984,835     $2,838,433     $2,097,815
     $3,718,829      $3,443,777     $3,362,800    $2,149,079     $1,651,839     $1,118,794     $1,065,820
     $4,071,970      $2,716,277     $2,231,729    $9,882,953     $8,802,816     $8,073,530     $7,956,895
       $201,584        $113,387       $192,694      $705,786       $260,286       $165,909       $125,459
       $604,599        $515,931       $541,502      $323,981       $232,261       $488,131       $452,059
    $24,132,653     $19,209,594    $14,690,496   $20,389,989    $14,932,037    $12,684,797    $11,698,048

     $6,628,608      $4,687,519     $3,748,741   $10,811,044     $8,716,673     $7,040,165     $6,632,631

     $4,896,253      $4,084,760     $2,512,815    $7,170,642     $5,709,098     $4,678,317     $4,024,003

     $7,238,340      $6,349,080     $5,911,588    $4,813,435     $2,751,381       $393,564     $1,705,616
---------------------------------------------------------------------------------------------------------

      7,246,884       6,748,548      5,899,629     5,806,436      5,129,654      4,897,379      4,822,366
          $0.68           $0.61          $0.43         $1.23          $1.11          $0.96          $0.83
          $0.64           $0.61          $0.43         $1.23          $1.11          $0.96          $0.83
      6,001,075       5,968,579      4,955,134     4,848,315      4,764,862      4,068,968      4,025,108
          $9.08           $8.26          $7.80         $7.36          $5.84          $3.88          $2.70

         $11.57           $7.85          $9.09        $10.65         $11.15          $8.68         $15.40
          $7.14           $4.65          $4.34         $6.93          $5.78          $5.58          $3.41
          $7.85           $7.55          $4.95         $8.57          $9.50          $5.68          $6.20
---------------------------------------------------------------------------------------------------------

     $4,322,478      $3,729,851     $2,950,245    $3,107,451     $2,185,276       $898,962       $561,509
          $0.60           $0.55          $0.50         $0.54          $0.43          $0.18          $0.12
          $0.57           $0.55          $0.50         $0.54          $0.43          $0.18          $0.12
---------------------------------------------------------------------------------------------------------

    $65,307,120     $30,830,173    $47,859,278   $72,537,521    $54,818,404     $9,304,370     $8,396,944

    $89,656,577     $64,301,509    $47,655,917   $41,952,212    $27,935,170    $19,973,454    $13,092,526
   $160,892,917    $100,243,469   $101,421,573  $118,227,480    $85,007,293    $31,463,220    $23,745,504


    $55,565,437     $27,876,687    $50,851,447   $71,514,938    $49,354,128     $9,756,431     $8,342,755
    $28,750,000              $0             $0            $0             $0             $0             $0
   $106,427,203     $50,962,183    $62,761,217   $82,559,406    $57,198,476    $15,694,272    $12,874,849

    $54,465,714     $49,281,286    $38,660,356   $35,668,074    $27,808,817    $15,768,948    $10,870,655
---------------------------------------------------------------------------------------------------------
            188             178            171           164            131            116             94
---------------------------------------------------------------------------------------------------------

            795             688            674           691            579            491            405
          3,407           1,978          2,331         2,228          1,537            857            547
          4,202           2,666          3,005         2,919          2,116          1,348            952

             34              40             27            23             21             12             14
---------------------------------------------------------------------------------------------------------

     64,462,805      41,638,100     36,685,881    30,731,741     14,945,348     11,293,268      7,229,352
      4,271,069       2,901,621      1,950,209     1,690,520      1,422,815        840,144        597,174
     90,089,219      59,047,824     48,387,138    40,874,862     23,482,236     16,334,130     10,812,396

      7,368,757       5,678,772      3,980,460     3,303,750      1,900,302      1,440,690        875,547


          $1.96           $1.90          $1.58         $1.72          $1.73          $1.67          $1.78
         $15.10          $17.19         $18.26        $22.70         $17.93         $14.38         $17.39
---------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

General

     Swift Energy Company's principal corporate objectives are the accumulation of crude oil and natural gas reserves for current and future production and sale and the enhancement of the net present value of those reserves. The Company was formed in 1979 and from 1985 to 1991 grew primarily through the acquisition of producing properties funded through limited partnership financing. Commencing in 1991, the Company began to reemphasize the addition of reserves through increased exploration and development drilling activity. This emphasis on exploration and development drilling has led to additions of increasing quantities of reserves in each of the years 1995, 1996, and 1997. The Company's revenues are primarily comprised of oil and gas sales attributable to properties in which the Company owns a direct or indirect interest.

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "budget," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company, including those regarding the Company's financial results, levels of oil and gas production or revenues, capital expenditures, and capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas; the uncertainty of drilling results and reserve estimates; operating hazards; requirements for capital; general economic conditions; competition and government regulations; as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

     Proved Oil and Gas Reserves. In 1997, the Company's proved natural gas reserves increased 88.5 Bcf (39%) and its proved oil reserves increased 2,374,609 barrels (43%) or a total of 102.8 Bcfe. From 1995 to 1996, the Company's proved natural gas reserves increased 82.2 Bcf (57%) and its proved oil reserves increased 62,328 barrels (1%). The Company's additions to proved reserves from its exploration and development program were 120.2 Bcfe in 1997,
118.2 Bcfe in 1996, and 72.4 Bcfe in 1995. A substantial portion of these reserves are proved undeveloped reserves comprising 144.6 Bcfe or 40% of total proved reserves at year end 1997, 101.5 Bcfe or 39% of total proved reserves at year end 1996, and 74.7 Bcfe or 42% of total proved reserves at year end 1995. This reflects the emphasis on exploration and development activities.

     Proved developed reserves additions in 1997 resulted from drilling activity (which also increased undeveloped reserves) and the purchases of minerals in place, offset somewhat by revisions of previous estimates. The change in the Standardized Measure of Discounted Future Net Cash Flows (see Supplemental Information to the Company's financial statements) and in the Estimated Present Value of Proved Reserves (see page 7--"Oil and Gas Reserves") from year end 1996 to year end 1997 is also due to the addition of reserves through the Company's drilling activity (primarily in the AWP Olmos Field and the Austin Chalk trend) and the purchases of minerals in place (primarily in the AWP Olmos Field), offset by revisions of previous estimates and by the 38% decrease in year end 1997 natural gas prices ($2.78 per Mcf versus $4.47 per Mcf at year end 1996), and to the 34% decrease in year end 1997 oil prices ($15.76 per Bbl at year end 1997, compared to $23.75 per Bbl a year earlier). While the Company's total proved reserves quantities at year end 1997 increased by 40% over reserves quantities a year earlier, the PV-10 Value of those reserves decreased 26% from the PV-10 Value at year end 1996. This decrease was almost totally due to the high product prices at year end 1996 detailed above. If the PV-10 Value as of year end 1997 had been calculated using the same prices in effect a year earlier, there would have been an increase in PV-10 Value from year end 1996 to year end 1997 comparable to the 40% increase in the Company's total proved reserves quantities during that same period.

     Under the Securities and Exchange Commission guidelines, the Company's estimates of cash flows from proved reserves are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. The $2.78 per Mcf and the $15.76 per barrel were prices in effect as of year end 1997 and may not be indicative of future sales prices received.

Liquidity and Capital Resources

     During the first ten months of 1996, the Company relied upon internally generated cash flows and bank borrowings to fund its capital expenditures, and thereafter upon net proceeds from its $115.0 million public offering of 6.25% Convertible Subordinated Notes due 2006 and its internally generated cash flows, along with $7.9 million of bank borrowings in the closing weeks of 1997, all as described below. Cash and working capital in 1998 are expected to be provided through internally generated cash flows, bank borrowings, and debt and/or equity financing.

     Net Cash Provided by Operating Activities. In 1997, 1996, and 1995, the Company's operating activities provided net cash of $55.3 million, $37.1 million, and $14.4 million, respectively. These increases were primarily due to increased production volumes, as discussed below. The 1997 increase of $18.2 million was primarily due to an increase in cash flows from oil and gas sales, which increased $16.5 million (32%), exclusive of the non-cash amortization of deferred revenues associated with the Company's volumetric production payment. The 1996 increase of $22.7 million in net cash from operations was primarily due to the cash flows from oil and gas sales, which increased $30.4 million (146%), exclusive of the non-cash amortization of deferred revenues associated with the Company's volumetric production payment, partially offset by a $1.6 million increase in oil and gas production costs, a $1.1 million increase in general and administrative costs, plus changes to assets and liabilities and deferred income taxes. These 1997 and 1996 increases in oil and gas sales were primarily the result of the Company's increased drilling activity, as well as being affected by product price fluctuations, as described below.

     Sale of Convertible Subordinated Notes. In November 1996, the Company issued $115.0 million of 6.25% Convertible Subordinated Notes due November 15, 2006, in a public offering. Proceeds of the offering were used for repayment in full of all the Company's bank borrowings ($33.1 million on November 25, 1996) and, together with internally generated cash flows, to fund capital expenditures through 1997 and working capital needs. The principal terms of these Notes are more fully described in Note 4 to the Company's financial statements.

     Other Financing Activities. During the third quarter of 1995, the Company sold 5.75 million shares of common stock in a public offering at $8.50 per share, with net proceeds of $45.7 million principally used to repay outstanding indebtedness and finance the Company's exploration and development activities. As described in Note 4 to the Company's financial statements included herein, in August 1996 the $28.75 million of 6.5% Convertible Debentures sold in 1993 were converted by their holders into 2.34 million shares of the Company's common stock following the Company's July 1996 announcement of their redemption. As a result of this conversion, the Company's stockholders' equity increased approximately $27.65 million.

     Credit Facilities. In the first ten months of 1996 and in the closing weeks of 1997, the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities. Currently, these credit facilities consist of a $100.0 million unsecured revolving line of credit with a $40.0 million borrowing base and a $7.0 million secured revolving line of credit with a $5.5 million borrowing base. The principal terms and restrictions of these credit facilities are described in Note 4 to the Company's financial statements included herein.

     At December 31, 1997, the Company had outstanding borrowings of $7,915,000 under the credit facilities. At December 31, 1996, and until mid-December 1997, the Company had no outstanding balances under these borrowing arrangements, since the balance of those borrowings was repaid in November 1996 with proceeds from the Company's public sale of $115.0 million of 6.25% Convertible Subordinated Notes.

     Partnership Programs. Since late 1993, the Company has offered private partnerships formed to drill for oil and gas. During 1997, the Company formed three drilling partnerships with subscriptions of approximately $16.8 million and in 1996 formed three partnerships with subscriptions of approximately $22.0 million. The Company anticipates that it will continue to offer such drilling partnerships for the foreseeable future.

     At December 31, 1997, limited partnership formation and marketing costs (which under the current drilling partnership offerings are borne by the Company as part of the Company's general partner contribution) amounted to $297,000, a decrease of $213,000 when compared with the balance at December 31, 1996.

     During 1996, the limited partners in 18 partnerships, which had been in operation over nine years and had produced a substantial majority of their reserves, voted to sell their remaining properties and liquidate the limited partnerships. Of these partnerships, 10 were the earliest public income partnerships (formed in 1984 to 1986) and were liquidated in 1996, and in early 1997 eight private drilling partnerships (formed in 1979 to 1985) were liquidated. During 1997, the limited partners in an additional 11 partnerships, formed in 1990 and 1991, voted to sell their properties and liquidate the limited partnerships, which liquidation is expected in early 1998. As the public income partnerships formed since 1986 grow older, it is anticipated that proposals will continue to be made to the investors in those partnerships to sell their properties and liquidate the partnerships.

     Working Capital. The Company's working capital has decreased from $68.7 million at December 31, 1996, to $1.5 million at December 31, 1997. This decrease is primarily the result of the Company's capital expenditures as described below.

     Since year end 1996, the Company's receivable account from limited partnerships and its receivable account from joint interest owners increased $1.8 million and $4.3 million, respectively, due to the increase in drilling activity between the periods.

     Due to the nature of the Company's business highlighted above, the individual components of working capital fluctuate considerably from period to period. The Company incurs significant working capital requirements in connection with its role as operator of approximately 650 wells, its accelerated drilling programs, and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

     Common Stock Repurchase Program. In March 1997, the Company's Board of Directors approved a common stock repurchase program for up to $20.0 million of the Company's common stock and subsequently extended the program through June 30, 1998. Purchases of shares are made in the open market. Under this program, through December 31, 1997, the Company used $8.52 million of working capital to acquire 387,800 shares at an average cost of $21.97 per share.

     Common Stock Dividend. In October 1997, the Company declared a 10% stock dividend to shareholders of record. The transaction was valued based on the closing price ($28.8125) of the Company's common stock on the New York Stock Exchange on October 1, 1997. As a result of the issuance of 1,494,606 shares of the Company's common stock as a dividend, retained earnings were reduced by $43,063,335, with the common stock and additional paid-in capital accounts increased by the same amount.

     Capital Expenditures. The Company's capital expenditures were approximately $132.0 million, $91.5 million, and $40.0 million for 1997, 1996, and 1995, respectively. The 1997 capital expenditures included (a) $90.3 million (68% of 1997 capital expenditures) on developmental drilling (primarily in the AWP Olmos Field and Austin Chalk trend), (b) $10.7 million (8%) on exploratory drilling,
(c) $18.4 million (14%) on domestic prospect costs (principally prospect leasehold, seismic, and geological costs of unproven prospects for the Company's account), (d) the purchase of $8.4 million (6%) of producing property interests, $7.1 million from third parties (primarily in the AWP Olmos Field), along with the purchase of $1.3 million of limited partner interests in previously formed partnerships through the right of presentment arrangement provided in those partnerships, (e) $3.2 million (3%) invested in foreign business opportunities in Russia ($0.7 million), Venezuela ($0.8 million), and New Zealand ($1.7 million), as described in Note 8 to the Company's financial statements, and (f) $0.9 million (1%) spent on fixed assets. In 1997, the Company participated in drilling 182 wells (15 exploratory and 167 development wells with 7 exploratory successes and 159 development successes). The steady growth in the Company's unproved property account ($41.8 million), which is not being amortized, is indicative of the shift to a focus on drilling activity as the Company acquires prospect acreage, including $3.2 million of capital expenditures in 1997 made in relation to the Company's foreign business opportunities, as described above.

     Capital expenditures for 1998 are estimated to be approximately $154.8 million, including investments in all areas in which 1997 capital was spent. Approximately $123.9 million of the 1998 budget is allocated to exploration and development drilling, with approximately 73% of this amount to be spent in the Company's two primary development areas in Texas. The Company's plan anticipates drilling 113 development and 21 exploratory wells in 1998.

     The Company believes that 1998's anticipated internally generated cash flows (expected to increase as the Company's production base increases as a result of its accelerated drilling program), together with the existing credit facilities, will be sufficient to finance the costs associated with its currently budgeted 1998 capital expenditures.

Results of Operations

     Revenues. The Company's revenues in 1997 increased by 32% over revenues in 1996 and by 110% in 1996 over 1995 revenues, principally due to increases in oil and gas sales revenues.

     Oil and Gas Sales. The Company's net sales volumes in 1997 (including the volumetric production payment associated with each year's production) increased by 31% (6.0 Bcfe) over net sales volumes in 1996, while 1996 net sales volumes increased by 74% (8.3 Bcfe) over net sales volumes in 1995. Oil and gas sales revenues in 1997 increased by 31% ($16.2 million) over those revenues for 1996, while in 1996 those revenues increased by 134% ($30.2 million) over oil and gas sales in 1995. Average prices for oil increased from $15.66 per Bbl in 1995 to $19.82 per Bbl in 1996 and then decreased to $17.59 per Bbl in 1997, while average gas prices increased from $1.77 per Mcf in 1995 to $2.57 per Mcf in 1996 and to $2.68 per Mcf in 1997. The Company's $16.2 million increase in oil and gas sales during 1997 was comprised of volume increases that added $14.5 million of sales from the 5.7 Bcf increase in gas sales volumes and $1.0 million of sales from the 49,000 barrel increase in oil sales volumes, while price variances contributed $2.2 million in increased sales from the increase in average gas prices received, offset somewhat by a $1.5 million decrease in sales from the decrease in average oil prices received. The Company's $30.2 million increase in oil and gas sales during 1996 was comprised of volume increases that added $13.8 million of sales from the 7.8 Bcf increase in gas sales volumes and $1.2 million of sales from the 78,000 barrel increase in oil sales volumes, while price variances contributed $12.7 million in increased sales from the increase in average gas prices received and $2.5 million in increased sales from the increase in average oil prices received.

     The increases in oil and gas sales for 1997 and 1996 were primarily the result of production from the Company's accelerated drilling program, most notably from the Company's two primary development areas, the AWP Olmos Field and the Austin Chalk trend. The Company's 1997 oil and gas sales from the AWP Olmos Field were $42.2 million ($29.9 million in 1996) from 15.5 Bcfe of net sales volumes (11.2 Bcfe in 1996) for an increase of 4.3 Bcfe, while the Austin Chalk trend generated 1997 oil and gas sales of $12.9 million ($9.4 million in 1996) from 4.9 Bcfe of net sales volumes (3.4 Bcfe in 1996) for an increase of
1.5 Bcfe.

     Revenues from oil and gas sales comprised 86%, 87%, and 78%, respectively, of total revenues for 1997, 1996, and 1995. The majority (83%, 77%, and 62%, respectively) of these oil and gas revenues in these periods were derived from the sale of the Company's gas production. The Company expects oil and gas sales to continue to increase as a direct consequence of the addition of oil and gas reserves through the Company's active drilling program.

     Average prices received from oil and gas production can have a dramatic impact on the Company's oil and gas sales revenues. This is evident not only in the yearly comparisons as described above but also when comparing fourth quarter 1997 revenues to those for the fourth quarter of 1996. While oil and gas production volumes increased 1.0 Bcfe (17%) during the fourth quarter of 1997 when compared to the fourth quarter of 1996, oil and gas sales increased only $1.1 million (6%) due to average oil prices received being 25% lower and average gas prices received being 6% lower than in the fourth quarter of 1996.

     Supervision Fees. These fees continue to increase, having grown from $3.8 million in 1995 to $4.5 million in 1996 to $5.2 million in 1997, primarily due to the annual escalation in well overhead rates and the increase in drilling activity by the Company, which in turn increases the drilling well overhead portion of such fees paid to the Company as operator of these wells.

     Costs and Expenses. General and administrative expenses in 1997 decreased $0.3 million (4%) from the level of such expenses in 1996, while 1996 general and administrative expenses increased $1.1 million (21%) over 1995 levels. The slight decrease in these costs in 1997 over 1996 reflected the Company's ability to continue increasing its drilling activity without increasing such costs in 1997. The increase in costs in 1996 over 1995 reflected the increase in the Company's activities. The Company's general and administrative expenses per Mcfe produced have decreased in each of the past three years from $0.47 per Mcfe produced in 1995 to $0.33 per Mcfe produced in 1996 to $0.24 per

Mcfe produced in 1997. The majority of the companies in the oil and gas industry treat supervision fees as a reduction of their general and administrative expenses. If the Company were to follow this practice, these expenses net of supervision fees would have decreased to $0.13 per Mcfe produced in 1995, $0.10 per Mcfe produced in 1996, and $0.04 per Mcfe produced in 1997.

     Depreciation, depletion, and amortization (DD&A) has steadily increased, primarily due to the Company's reserves additions and associated costs and to the related sale of increased quantities of oil and gas produced therefrom. The Company's DD&A rate per Mcfe of production was $0.79 in 1995, $0.85 in 1996, and $0.95 in 1997, reflecting variations in the per unit cost of reserves additions.

     Production costs in 1997 increased $3.0 million (36%) over such expenses in 1996, while those expenses in 1996 increased $1.6 million (23%) over 1995. The increases in each of the periods primarily relate to the increase in the Company's oil and gas sales volumes. The Company's production costs per Mcfe produced were $0.45 in 1997, $0.43 in 1996, and $0.61 in 1995. As discussed above, the Company's increase in production is primarily through its drilling activities in the AWP Olmos Field and Austin Chalk trend, where the Company already has an established operating base. The increase in production costs has been partially offset by an exemption in these same fields from the 7.5% Texas severance tax applicable to gas production from certain natural gas wells certified to be in tight formations or to be deep wells by the Texas Railroad Commission. This exemption in 1996 was a major contributor in reducing the Company's production costs per Mcfe produced from the 1995 rate of $0.61 to the 1996 rate of $0.43. Additionally, commencing September 1, 1996, certain wells certified as "high cost gas" wells are entitled to a reduction of severance tax based upon a formula amount but not the full exemption of 7.5% received on certified wells drilled prior to September 1, 1996. This tax exemption has had a positive impact on the Company's production costs during 1996 and 1997, although under the new rules, the proportionate amount of the exemption was decreased in the 1997 period, thus contributing to the $0.02 increase in production costs per Mcfe produced in 1997 when compared to 1996.

     Interest expense in 1997 on the Notes, including amortization of debt issuance costs, totaled $7.5 million, compared to $0.7 million on the Notes and $1.0 million on the Debentures in 1996 and $2.0 million on only the Debentures in 1995, while interest expense on the credit facilities, including commitment fees, totaled $0.1 million ($1.1 million in 1996 and $1.7 million in 1995), for a 1997 total of $7.6 million (of which $2.6 million was capitalized). The 1996 total was $2.8 million (of which $2.1 million was capitalized), while the 1995 total was $3.7 million (of which $2.6 million was capitalized). The Company capitalizes a portion of interest related to certain exploration, partnership, and foreign business development activities. The increase in interest expense in 1997 is attributable to the larger outstanding principal amount on the Notes ($115.0 million) compared to the Debentures ($28.75 million), offset to some degree by larger outstanding balances under the Company's credit facilities in 1996 and by the $2.4 million in interest income earned in 1997 on the portion of the net proceeds of the Notes invested pending use. The lower amount of interest expense in 1996, compared to 1995 was attributable to a smaller average balance under the Company's credit lines necessary to finance the Company's capital expenditures, as well as to paying only six months of interest on the Debentures as they were converted into common stock in the third quarter of 1996.

     Net Income. Net income of $22.3 million and earnings per share of $1.35 for 1997 were 17% and 6% higher, respectively, than net income of $19.0 million and earnings per share of $1.27 in 1996. This increase in net income primarily reflected the effect of a 31% increase in oil and gas sales revenues as a result of a 36% increase in natural gas production, an 8% increase in crude oil production, and a slight 4% increase in gas prices received, offset somewhat by an 11% decrease in oil prices received. The lower percentage increase in earnings per share reflects a 10% increase in weighted average shares outstanding in 1997 as a result of the conversion of the Debentures into 2.34 million shares of common stock in the third quarter of 1996. The Company's consolidated effective tax rate was 32.7%, 33.9%, and 28.7% in 1997, 1996, and 1995, respectively.

     Net income of $19.0 million and earnings per share of $1.27 for 1996 were 287% and 159% higher, respectively, than net income of $4.9 million and earnings per share of $0.49 in 1995. This increase in net income primarily reflected the effect of a 134% increase in oil and gas sales revenues as a result of a 98% increase in natural gas production, a 14% increase in crude oil production, and product price improvements. The lower percentage increase in earnings per share reflects a 49% increase in weighted average shares outstanding for 1996 as a result of the sale of 5.75 million shares of common stock in the third quarter of 1995 and the conversion of the Debentures into 2.34 million shares of common stock in the third quarter of 1996.

     Year  2000.  A  comprehensive  assessment  of the year 2000  issue has been conducted and a compliance plan is currently underway. The Company is in the process of receiving verification of year 2000 compliance from all hardware and software vendors. The Company does not expect that the cost to modify its information technology infrastructure will be material to its financial condition or results of operation. The Company also does not anticipate any material disruption in its operations as a result of any year 2000 compliance issues.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Not applicable.



Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

Report of Independent Public Accountants......................................20

Consolidated Balance Sheets...................................................21

Consolidated Statements of Income.............................................22

Consolidated Statements of Stockholders' Equity...............................23

Consolidated Statements of Cash Flows.........................................24

Notes to Consolidated Financial Statements....................................25

  1.  Summary of Significant Accounting Policies..............................25
  2.  Income Per Share........................................................27
  3.  Provision for Income Taxes..............................................27
  4.  Long-Term Debt and Bank Borrowings......................................28
  5.  Commitments and Contingencies...........................................29
  6.  Stockholders' Equity....................................................29
  7.  Related-Party Transactions..............................................31
  8.  Foreign Activities......................................................31

Supplemental Information (Unaudited)..........................................32
--------------------------------------------------------------------------------

Report of Independent Public Accountants
--------------------------------------------------------------------------------

To the Stockholders and Board of Directors of Swift Energy Company:

We have audited the accompanying consolidated balance sheets of Swift Energy Company (a Texas corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                   ARTHUR ANDERSEN LLP



Houston, Texas
February 10, 1998

Consolidated Balance Sheets
--------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

                                                                                     December 31,
                                                                                1997              1996
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents............................................ $    2,047,332     $  77,794,974
     Accounts receivable-
          Oil and gas sales...............................................     11,143,033        13,637,390
          Associated limited partnerships and joint ventures..............      8,498,702         6,396,149
          Joint interest owners...........................................      7,357,660         3,079,619
     Other current assets.................................................        935,059           711,346
                                                                            -------------     -------------
             Total Current Assets.........................................     29,981,786       101,619,478
                                                                            -------------     -------------

Property and Equipment:
     Oil and gas, using full-cost accounting
          Proved properties being amortized...............................    326,836,431       216,310,033
          Unproved properties not being amortized.........................     41,839,809        27,620,462
                                                                            -------------     -------------
                                                                              368,676,240       243,930,495
     Furniture, fixtures, and other equipment ............................      6,242,927         5,729,228
                                                                            -------------     -------------
                                                                              374,919,167       249,659,723
     Less - Accumulated depreciation, depletion, and amortization.........    (70,700,240)      (46,685,736)
                                                                            -------------     -------------
                                                                              304,218,927       202,973,987
                                                                            -------------     -------------
Other Assets:
     Receivables from associated limited partnerships, net of current
          portion.........................................................        433,444           759,711
     Limited partnership formation and marketing costs....................        297,219           510,607
     Deferred charges.....................................................      4,184,014         4,511,481
                                                                            -------------     -------------
                                                                                4,914,677         5,781,799
                                                                            -------------     -------------
                                                                            $ 339,115,390     $ 310,375,264
                                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities.............................  $  16,518,240     $  20,416,589
     Payable to associated limited partnerships...........................      3,245,445         1,444,648
     Undistributed oil and gas revenues...................................      8,753,979        11,054,379
                                                                            -------------     -------------
               Total Current Liabilities..................................     28,517,664        32,915,616
                                                                            -------------     -------------

Long-Term Debt............................................................    115,000,000       115,000,000
Bank Borrowings...........................................................      7,915,000                --
Deferred Revenues.........................................................      2,927,656         4,404,081
Deferred Income Taxes.....................................................     25,354,150        15,293,957

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none
          outstanding.....................................................            --                --
     Common stock, $.01 par value, 35,000,000 shares authorized,
          16,846,956 and 15,176,417 shares issued, and 16,459,156 and
          15,176,417 shares outstanding, respectively.....................        168,470           151,764
     Additional paid-in capital...........................................    147,542,977       102,018,861
     Treasury stock held, at cost, 387,800 shares.........................     (8,519,665)               --
     Unearned ESOP compensation...........................................       (150,055)         (521,354)
     Retained earnings....................................................     20,359,193        41,112,339
                                                                            -------------     -------------
                                                                              159,400,920       142,761,610
                                                                            -------------     -------------
                                                                            $ 339,115,390     $ 310,375,264
                                                                            =============     =============

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Income
--------------------------------------------------------------------------------
Swift Energy Company and subsidiaries

                                                                Year Ended December 31,

                                                       1997               1996                1995
-------------------------------------------------------------------------------------------------------
Revenues:
     Oil and gas sales........................  $    69,015,189     $      52,770,672    $   22,527,892
     Fees from limited partnerships
       and joint ventures.....................          745,856               937,238           590,441
     Supervision fees.........................        5,210,022             4,470,206         3,838,815
     Interest income..........................        2,395,406               433,352           212,329
     Other, net...............................        2,555,729             2,156,764         1,761,568
                                                ---------------     -----------------    --------------

                                                     79,922,202            60,768,232        28,931,045
                                                ---------------     -----------------    --------------

Costs and Expenses:
     General and administrative, net of
       reimbursement..........................        6,128,615             6,385,067         5,256,184
     Depreciation, depletion, and
       amortization...........................       24,247,142            16,526,379         8,838,657
     Oil and gas production...................       11,383,887             8,377,044         6,826,306
     Interest expense, net....................        5,032,952               693,959         1,115,361
                                                ---------------     -----------------    --------------

                                                     46,792,596            31,982,449        22,036,508
                                                ---------------     -----------------    --------------

Income Before Income Taxes....................       33,129,606            28,785,783         6,894,537

Provision for Income Taxes....................       10,819,417             9,760,333         1,982,025
                                                ---------------     -----------------    --------------

Net Income....................................  $    22,310,189     $      19,025,450    $    4,912,512
                                                ===============     =================    ==============

Per Share Amounts-
     Basic....................................  $          1.35     $            1.27    $         0.49
                                                ===============     =================    ==============

     Diluted..................................  $          1.26     $            1.25    $         0.49
                                                ===============     =================    ==============

Weighted Average Shares Outstanding...........       16,492,856            15,000,901        10,035,143
                                                ===============     =================    ==============

See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

                                                                             Unearned
                                              Additional                       ESOP
                                  Common       Paid-in        Treasury        Compen-      Retained
                                  Stock(1)     Capital          Stock         sation       Earnings          Total
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994..... $   66,851  $  24,885,903  $            -  $          -  $  17,174,377  $   42,127,131
  Stock issued for benefit
    plans (31,113 shares)......        311        283,463               -             -              -         283,774
  Stock options exercised
      (5,761 shares)...........         58         33,736               -             -              -          33,794
  Employee stock purchase
      plan (37,689 shares).....        377        289,465               -             -              -         289,842
  Stock issued in public
      offering (5,750,000
      shares)..................     57,500     45,641,412               -             -              -      45,698,912
  Net income...................          -              -               -             -      4,912,512       4,912,512
                                ----------  -------------  --------------  ------------  -------------  --------------


Balance, December 31, 1995..... $  125,097  $  71,133,979  $            -  $          -  $  22,086,889  $   93,345,965
  Stock issued for benefit
     plans (30,015 shares).....        300        347,345               -             -              -         347,645
  Stock options exercised
     (257,207 shares)..........      2,572      2,630,959               -             -              -       2,633,531
  Employee stock purchase
     plan (36,387 shares)......        364        272,178               -             -              -         272,542
  Loan to ESOP for purchase
     of shares.................          -              -               -      (568,750)             -        (568,750)
  Allocation of ESOP shares....          -          5,382               -        47,396              -          52,778
  Debenture conversion
     (2,343,108 shares)........     23,431     27,629,018               -             -              -      27,652,449
  Net income...................          -              -               -             -     19,025,450      19,025,450
                                ----------  -------------  --------------  ------------  -------------  --------------

Balance, December 31, 1996..... $  151,764  $ 102,018,861  $            -  $   (521,354) $  41,112,339  $  142,761,610
  Stock issued for benefit
     plans (12,227 shares).....        122        371,359               -             -              -         371,481
  Stock options exercised
     (137,155 shares)..........      1,372      1,613,071               -             -              -       1,614,443
  Employee stock purchase
     plan (26,551 shares)......        266        403,145               -             -              -         403,411
  10% stock dividend
     (1,494,606 shares)........     14,946     43,048,389               -             -    (43,063,335)              -
  Allocation of ESOP shares....          -         88,152               -       371,299              -         459,451
  Purchase of 387,800 shares
     as treasury stock........           -              -      (8,519,665)            -              -      (8,519,665)
  Net income...................          -              -               -             -     22,310,189      22,310,189
                                ----------  -------------  --------------  ------------  -------------  --------------

Balance, December 31, 1997      $  168,470  $ 147,542,977  $   (8,519,665) $   (150,055) $  20,359,193  $  159,400,920
                                ==========  =============  ==============  ============  =============  ==============

(1)$.01 par value.


See accompanying notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries

                                                                            Year Ended December 31,

                                                                     1997             1996            1995
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net income...............................................  $   22,310,189    $  19,025,450   $   4,912,512
     Adjustments to reconcile net income to net cash provided
             by operating activities-
          Depreciation, depletion, and amortization...........      24,247,142       16,526,379       8,838,657
          Deferred income taxes...............................      10,060,193        8,449,283       2,326,162
          Deferred revenue amortization related to production
          payment.............................................      (1,449,808)      (1,670,172)     (1,787,974)
          Other...............................................         786,917          140,047         112,890
          Change in assets and liabilities-
             Increase in accounts receivable..................        (204,475)      (5,008,592)       (488,599)
             Increase (decrease) in accounts payable and
                accrued liabilities, excluding income
                taxes payable.................................        (564,323)        (444,966)      1,074,532
             Increase (decrease) in income taxes payable......          70,130           85,149        (611,717)
                                                                --------------    -------------   -------------
                Net Cash Provided by Operating Activities.....      55,255,965       37,102,578      14,376,463
                                                                --------------    -------------   -------------

Cash Flows from Investing Activities:
     Additions to property and equipment......................    (131,967,444)     (91,487,176)    (40,032,944)
     Proceeds from the sale of property and equipment.........       3,369,982        2,247,799         230,242
     Net cash received (distributed) as operator of oil
         and gas properties...................................      (1,829,008)      (2,074,104)      7,662,419
     Net cash received (distributed) as operator of
         partnerships and joint ventures......................      (2,102,553)      11,284,793       5,316,693
     Other....................................................        (259,255)             840         (41,181)
                                                                ---------------   --------------  -------------
                Net Cash Used in Investing Activities.........    (132,788,278)     (80,027,848)    (26,864,771)
                                                                ---------------   --------------  -------------

Cash Flows from Financing Activities:
     Proceeds from long-term debt.............................              --      115,000,000              --
     Net proceeds from (payments of) bank borrowings..........       7,915,000               --     (27,229,000)
     Net proceeds from issuances of common stock..............       2,389,336        3,264,482      46,306,322
     Purchase of treasury stock...............................      (8,519,665)              --              --
     Loan to ESOP for purchase of shares......................              --         (568,750)             --
     Payments of debt issuance costs..........................              --       (4,550,000)             --
                                                                --------------    -------------   -------------
                Net Cash Provided by Financing Activities.....       1,784,671      113,145,732      19,077,322
                                                                --------------    -------------   -------------

Net Increase (Decrease) in Cash and Cash Equivalents..........  $  (75,747,642)   $  70,220,462   $   6,589,014

Cash and Cash Equivalents at Beginning of Year................      77,794,974        7,574,512         985,498
                                                                --------------    -------------   -------------

Cash and Cash Equivalents at End of Year......................  $    2,047,332    $  77,794,974   $   7,574,512
                                                                ==============    =============   =============

Supplemental Disclosures of Cash Flows Information:

Cash paid during year for interest, net of
         amounts capitalized..................................  $    4,638,308    $     831,516   $      68,097
Cash paid during year for income taxes........................  $      381,514    $     676,920   $     277,580


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

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

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

     The Company computes the provision for depreciation, depletion, and amortization of oil and gas properties on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties--including future development, site restoration, and dismantlement and abandonment costs but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country by country basis for those countries with oil and gas production. The Company currently has production in the United States only. The cost of unproved properties not being amortized is assessed quarterly to determine whether the value has been impaired below the capitalized cost. Any impairment assessed is added to the cost of proved properties being amortized. To the extent costs accumulated in the Company's international initiatives will not result in the addition of proved reserves, an impairment would be charged to income upon such determination.

     At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Limitation"). This calculation is done on a country by country basis for those countries with proved reserves. Currently, the Company has proved reserves in the United States only.

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

     Deferred Charges. Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the issuance of the Company's 6.5% Convertible Subordinated Debentures due 2003 ("Debentures") were capitalized in June 1993 and through June 1996 were being amortized over the life of the Debentures. Due to the conversion of all outstanding Debentures into common stock in August 1996, the related unamortized costs ($1,097,551) were transferred to the Company's appropriate capital accounts in the third quarter of 1996. The issuance costs associated with the public offering in November 1996 of the Company's 6.25% Convertible Subordinated Notes (the "Notes") have been capitalized and are being amortized over the life of the Notes, which mature on November 15, 2006. The balance of these issuance costs at December 31, 1997, ($4,184,014) is net of accumulated amortization of $365,986.

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

     The Company acquired producing oil and gas properties and transferred those properties to the partnership entities which invested in producing oil and gas properties at cost, including interest, other carrying costs, closing costs, and screening and evaluation costs of properties not acquired, or in certain instances at fair market value based upon the opinion of an independent expert. These costs were reduced by net operating revenues from the effective date of the acquisition to the date of transfer to these entities. Such net operating revenue amounts totaled approximately $100,000, $300,000, and $600,000 in 1997, 1996, and 1995, respectively. The Company, with the acquisitions made in 1997, has fulfilled its responsibility of acquiring properties for such partnerships, as these partnerships are fully invested in properties.

     Commencing September 15, 1993, the Company began offering, on a private placement basis, general and limited partnership interests in limited partnerships to be formed to drill for oil and gas. As managing general partner, the Company pays for all front-end costs incurred in connection with these offerings, for which the Company receives an interest in the partnerships. Through December 31, 1997, approximately $58.6 million had been raised in eleven partnerships, one formed in each of 1993 and 1994 and three in each of 1995, 1996, and 1997. In May, July, and September 1997, the Company closed the ninth, tenth, and eleventh partnerships with total subscriptions of approximately $4.4 million, $3.0 million, and $9.4 million, respectively. Costs of syndication and qualification of these limited partnerships incurred by the Company have been deferred. Under the current private limited partnership offerings, selling and formation costs borne by the Company serve as the Company's general partner contribution to such partnerships.

     During 1996, the limited partners in 18 partnerships, which had been in operation over nine years and had produced a substantial majority of their reserves, voted to sell their remaining properties and liquidate the limited partnerships. Of these partnerships, 10 were the earliest public income partnerships (formed in 1984 to 1986) and were liquidated in 1996, and in early 1997 eight private drilling partnerships (formed in 1979 to 1985) were liquidated. During 1997, the limited partners in an additional 11 partnerships, formed in 1990 and 1991, voted to sell their properties and liquidate the limited partnerships, which liquidation is expected in early 1998. As the public income partnerships formed since 1986 grow older, it is anticipated that proposals will continue to be made to the investors in those partnerships to sell their properties and liquidate the partnerships.

     Hedging Activities. The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, the Company does engage periodically in certain limited hedging activities, but only to the extent of buying protection price floors for portions of its and the limited partnerships' oil and gas production. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any year presented. The costs to purchase put options are amortized over the option period. The costs related to the open contracts totaled approximately $95,308 and had a market value of $121,600 as of December 31, 1997.

     Income Taxes. The Company accounts for income taxes using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

     Deferred Revenues. In May 1992, the Company purchased interests in certain wells using funds provided by the Company's sale of a volumetric production payment in these properties. Under the production payment agreement, the Company is required to deliver to Enron approximately 9.5 Bcf over an eight-year period, or for such longer period as is necessary to deliver a specified heating equivalent quantity at an average price of $1.115 per MMBtu. The Company is responsible for all production-related costs associated with operating these properties. The amount to be delivered varies from month to month in generally decreasing quantities. To the extent monthly gas production from the properties exceeds the agreed upon deliverable quantities (as it has in every year since the purchase date), the Company receives all proceeds from sale of such excess gas at current market prices plus the proceeds from sale of oil or condensate. Volumes remaining to be delivered through October 2000 under the volumetric production payment (approximately 2.0 Bcf at December 31, 1997) are not included in the Company's proved reserves. Net proceeds from the sale of the production payment were recorded as deferred revenues. Deliveries under the production payment agreement are recorded as oil and gas sales revenues and a corresponding reduction of deferred revenues. Hydrocarbons produced in excess of the amount required to be delivered are sold by the Company for its own account.

     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

     Credit Risk Due to Certain Concentrations. The Company extends credit, primarily in the form of monthly oil and gas sales and joint interest owners receivables, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Company's overall credit risk. However, the Company believes that the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which the Company extends credit.

     During the year ended December 31, 1997, three oil or gas purchasers each accounted for 10% or more of the Company's revenues, with those purchasers together accounting for approximately 42%. Three oil or gas purchasers accounted for 10% or more of the Company's revenues during the year ended December 31, 1996, with those purchasers together accounting for approximately 51%. Because of the availability of other purchasers, the

Company does not believe that the loss of any single oil or gas purchaser or contract would materially affect its sales.

     Fair Value of Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term debt was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term debt approximates the carrying amount as of December 31, 1997.

     New Accounting Standard. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement requires incremental financial statement disclosure only, and thus will have no effect on the Company's financial position or results of operations.
--------------------------------------------------------------------------------

2. Income Per Share

     The Company has adopted SFAS No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. Basic income per share has been computed using the weighted average number of common shares outstanding during the respective periods. Basic income per share has been retroactively restated in all periods presented to give recognition to the adoption of SFAS No. 128, as well as to give recognition to an equivalent change in capital structure as a result of a 10% stock dividend declared in October 1997 that resulted in an additional 1,494,606 shares being issued.

     The calculation of diluted income per share assumes conversion of the Company's Notes as of the beginning of the respective periods and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise (using the treasury stock method) of stock options and warrants. Diluted income per share has also been retroactively restated for all periods presented to give effect to the adoption of SFAS No. 128 and the 10% stock dividend. For periods presented in which the Notes were outstanding, the original conversion price of $34.6875 was revised to $31.534 to reflect the October 1997 stock dividend declared.

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for the years ended December 31, 1997, 1996, and 1995:

                                     1997                              1996                              1995
                       --------------------------------  ----------------------------------  ----------------------------------
                            Net               Per Share       Net                 Per Share     Net                   Per Share
                          Income      Shares    Amount      Income       Shares     Amount     Income      Shares      Amount
                       ------------ ---------- --------  ------------  ----------  --------  -----------  ----------  ---------
Basic EPS:
  Net Income and Share
    Amounts........... $ 22,310,189 16,492,856 $   1.35  $ 19,025,450  15,000,901  $   1.27  $ 4,912,512  10,035,143  $    0.49
Dilutive Securities:
  6.25% Convertible
    Notes.............    3,525,808  3,646,847                788,710     419,637                     --          --
  Stock Options.......           --    428,036                     --     407,108                     --          --
                       ------------ ---------- --------  ------------  ----------  --------  -----------  ----------  ---------
Diluted EPS:
  Net Income and
   Assumed Share
    Conversions....... $ 25,835,997 20,567,739 $   1.26  $ 19,814,160  15,827,646  $   1.25  $ 4,912,512  10,035,143  $    0.49
                       ------------ ---------- --------  ------------  ----------  --------  -----------  ----------  ---------

--------------------------------------------------------------------------------

3. Provision for Income Taxes
     The following is an analysis of the consolidated income tax provision:

                                 Year Ended December 31,
                    -------------------------------------------------
                        1997              1996              1995
                    -------------     --------------   --------------
Current............ $      77,402     $     759,253    $     (344,137)
Deferred...........    10,742,015         9,001,080         2,326,162
                    -------------     -------------    --------------

Total.............. $  10,819,417     $   9,760,333    $    1,982,025
                    =============     =============    ==============

     There are differences between income taxes computed using the statutory rate (34% for 1997, 1996, and 1995) and the Company's effective income tax rates (32.7%, 33.9%, and 28.7% for 1997, 1996, and 1995, respectively), primarily as the result of certain tax credits available to the Company. Reconciliations of income taxes computed using the statutory rate to the effective income tax rates are as follows:

                                                         1997               1996              1995
                                                    ---------------    --------------     -------------
Income taxes computed at federal statutory rate.... $    11,264,066    $    9,787,166     $   2,344,143
State tax provisions, net of federal benefits......          48,058            75,936            84,202
Nonconventional fuel source credit.................        (294,000)         (306,000)         (370,000)
Depletion deductions in excess of basis............         (51,000)          (26,520)          (34,000)
Other, net.........................................        (147,707)          229,751           (42,320)
                                                    ---------------    --------------     -------------

Provision for income taxes......................... $    10,819,417    $    9,760,333     $   1,982,025
                                                    ===============    ==============     =============


     The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 1997 and 1996, were as follows:

                                            1997                1996
                                       ---------------     --------------
Deferred tax assets:
   Alternative minimum tax credits.... $     1,831,299     $    1,517,470
   Other..............................         237,587                 --
                                       ---------------     --------------
      Total deferred tax assets....... $     2,068,886     $    1,517,470

Deferred tax liabilities:
   Oil and gas properties............. $    26,785,212     $   15,935,855
   Other..............................         637,824            875,572
                                       ---------------     --------------

      Total deferred tax liabilities.. $    27,423,036     $   16,811,427
                                       ---------------     --------------

Net deferred tax liability ........... $    25,354,150     $   15,293,957
                                       ===============     ==============


     The Company did not record any valuation allowances against deferred tax assets at December 31, 1997, 1996, and 1995.

     At December 31, 1997, the Company had alternative minimum tax credits of $1,831,299 that carry forward indefinitely available to reduce future regular tax liability to the extent they exceed the related tentative minimum tax otherwise due.
--------------------------------------------------------------------------------

4. Long-Term Debt and Bank Borrowings

     Long-Term Debt. The Company's long-term debt at December 31, 1997 and 1996, consists of $115,000,000 of 6.25% Convertible Subordinated Notes due 2006 ("Notes"). The Notes were issued on November 25, 1996, and will mature on November 15, 2006. The Notes are convertible into common stock of the Company at the option of the holders at any time prior to maturity at an adjusted conversion price of $31.534 per share, subject to adjustment upon the occurrence of certain events. The original conversion price of $34.6875 was adjusted downward to reflect the October 1997 10% stock dividend. Interest on the Notes is payable semiannually on May 15 and November 15, commencing with the first payment on May 15, 1997. On or after November 15, 1999, the Notes are redeemable for cash at the option of the Company, with certain restrictions, at 104.375% of principal, declining to 100.625% in 2005. Upon certain changes in control of the Company, if the price of the Company's common stock is not above certain levels, each holder of Notes will have the right to require the Company to repurchase the Notes at the principal amount thereof, together with accrued and unpaid interest to the date of repurchase but after the repayment of any Senior indebtedness, as defined.

     The Company's long-term debt previously consisted of $28,750,000 of 6.5% Convertible Subordinated Debentures due 2003 ("Debentures") issued on June 30, 1993, which were convertible into common stock of the Company at an adjusted conversion price of $12.27 per share. On July 1, 1996, the Company called all of the Debentures for redemption on August 5, 1996, at 104.55% of their face amount. Prior to the redemption date, the holders of all of the outstanding Debentures elected to convert their Debentures into shares of common stock, resulting in the issuance of 2.34 million shares of common stock in August 1996. Upon conversion of the Debentures into common stock, the approximate $27,650,000 net carrying amount of the debt (the face amount less unamortized deferred charges) was transferred to the Company's appropriate capital accounts during the third quarter of 1996.

     Interest expense on the Notes, including amortization of debt issuance costs, totaled $7,514,967 in 1997, while interest expense on both the Notes and Debentures, including amortization of debt issuance costs, totaled $1,731,194 in 1996.

     Bank Borrowings. At the end of 1996, the Company had available, through a two bank-group, a $100,000,000 unsecured revolving line of credit. The available borrowing base at December 31, 1996, was $5,000,000. Prior to December 1, 1996, the borrowing base was $30,000,000. At the Company's request, it was reduced to the $5,000,000 amount effective December 1, 1996. This was requested in order to reduce the amount of commitment fees paid on this facility, the calculation of which is described below. Depending on the level of outstanding debt, the interest rate is either the bank's base rate (8.25% at December 31, 1996) or the bank's base rate plus 0.25%. This facility also allows, at the Company's option, draws which bear interest for specific periods at the London Interbank Offered Rate ("LIBOR"). The LIBOR option will now vary from LIBOR plus 1% to plus 1.5%. There was no outstanding balance under this line of credit at December 31, 1996.

     Effective December 1, 1997, the available borrowing base was increased to $40,000,000 and will be redetermined periodically. The interest rate was 8.5% at December 31, 1997, with an outstanding balance at that date of $2,431,000. The revolving line of credit extends through September 30, 1999.

     The terms of the revolving line of credit include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2,000,000 in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. For all periods presented, the Company was in compliance with the provisions of these agreements.

     The Company's other credit facility, which is the Company's only secured facility, is an amended and restated revolving line of credit with the lead bank of the two bank-group, secured by certain Company receivables. Effective April 30, 1996, this facility was increased to $7,000,000, with interest at the bank's base rate less 0.25% (8% at December 31, 1996 and 8.25% at December 31, 1997). The available borrowing base was $2,000,000 at December 31, 1996, and $5,484,000 at December 31, 1997, and is redetermined monthly. There were no outstanding amounts under this facility at December 31, 1996, while at December 31, 1997, the outstanding amount was $5,484,000. The restated credit facility extends through September 30, 1999.

     In addition to interest on these credit facilities, the Company pays a commitment fee to compensate the banks for making funds available. The fee on the revolving line of credit is calculated on the average daily remainder, if any, of the commitment amount less the aggregate principal amounts outstanding, plus the amount of all letters of credit outstanding during the period. The aggregate amounts of commitment fees paid by the Company were $31,000 in 1997 and $120,000 in 1996.
--------------------------------------------------------------------------------

5. Commitments and Contingencies

     Total rental and lease expenses were $1,039,210 in 1997, $957,797 in 1996, and $998,714 in 1995. The Company's remaining minimum annual obligations under non-cancelable operating lease commitments are $1,136,523 for 1998, $1,175,546 for 1999, $1,181,455 for 2000, $1,181,455 for 2001, and $1,303,130 for 2002.

     As of December 31, 1997, the Company is the managing general partner of 89 limited partnerships. Because the Company serves as the general partner of these entities, under state partnership law it is contingently liable for the liabilities of these partnerships, which liabilities are not material for any of the periods presented in relation to the partnerships' respective assets.

     In the ordinary course of business, the Company has been party to various legal actions, which arise primarily from its activities as operator of oil and gas wells. In management's opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the financial position or results of operations of the Company.
--------------------------------------------------------------------------------

6. Stockholders' Equity

     Common Stock. In October 1997, the Company declared a 10% stock dividend to shareholders of record. The transaction was valued based on the closing price ($28.8125) of the Company's common stock on the New York Stock Exchange on October 1, 1997. As a result of the issuance of 1,494,606 shares of the Company's common stock as a dividend, retained earnings were reduced by $43,063,335, with the common stock and additional paid-in capital accounts increased by the same amount. Basic and diluted income per share was restated for all periods presented to reflect the effect of the stock dividend.

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

     Under the 1990 compensation plan, incentive stock options and other options and awards may be granted to employees to purchase shares of common stock. Under the 1990 non-qualified plan, non-employee members of the Company's Board of Directors may be granted options to purchase shares of common stock. Both plans provide that the exercise prices equal 100% of the fair value of the common stock on the date of grant. Options become exercisable for 20% of the shares on the first anniversary of the grant of the option and are exercisable for an additional 20% per year thereafter. Options granted expire 10 years after the date of grant or earlier in the event of the optionee's separation from employment. At the time the stock options are exercised, the option price is credited to common stock and additional paid-in capital.

     The Company also granted certain stock options to individuals who were neither employees, officers, nor directors for specific services rendered to the Company. During 1996 all of these remaining options were either exercised (57,555 shares) or canceled (11,195 shares) so that no such options remain outstanding.

     The employee stock purchase plan provides eligible employees the opportunity to acquire shares of Company common stock at a discount through payroll deductions. This plan was approved at the May 11, 1993, shareholders meeting. The plan year is from June 1 to the following May 31. The first year of the plan commenced June 1, 1993. Employees may authorize payroll deductions of up to 10% of their base salary during the plan year by making an election to participate prior to the start of a plan year. The purchase price for stock acquired under the plan will be 85% of the lower of the closing price of the Company's common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant. Under this plan the Company issued 26,551 shares at a price of $15.19 in 1997, 36,387 shares at a price range of $6.59 to $7.97 in 1996, and 37,689 shares at a price range of $6.80 to $7.92 in 1995. The estimated weighted average fair value of shares issued under this plan was $4.39 in 1997, $2.13 in 1996, and $2.59 in 1995. As of December 31, 1997, there remained 458,204 shares available for issuance under this plan. There are no charges or credits to income in connection with this plan.

     The Company accounts for the two stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts (1996 and 1995 amounts have been restated to reflect the October 1997 10% stock dividend):

                                                1997               1996               1995
                                             -----------       -----------         ----------
Net Income:          As Reported             $22,310,189       $19,025,450         $4,912,512
                     Pro Forma               $21,362,722       $18,750,064         $4,628,678
Basic EPS:           As Reported                   $1.35             $1.27              $0.49
                     Pro Forma                     $1.30             $1.25              $0.46
Diluted EPS:         As Reported                   $1.26             $1.25              $0.49
                     Pro Forma                     $1.21             $1.23              $0.46


     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The following is a summary of the Company's stock options under these plans as of December 31, 1997, 1996, and 1995:

                                                    1997                       1996                       1995
                                             ---------------------     --------------------     ---------------------
                                                         Wtd. Avg.               Wtd. Avg.                  Wtd. Avg.
                                             Shares     Exer.Price      Shares   Exer.Price       Shares   Exer.Price
                                             ---------------------     --------------------     ---------------------
Options outstanding, beginning of period.... 1,399,769   $   12.09     1,308,391   $   8.83      1,166,920   $   8.86
Options granted.............................   401,390   $   26.23       302,281   $  23.78        227,502   $   8.63
Options terminated..........................   (31,404)  $   12.99       (11,251)  $   8.81        (80,270)  $   8.78
Options exercised...........................  (137,155)  $    8.54      (199,652)  $   8.65         (5,761)  $   7.59
Options adjusted for 10% stock dividend.....   128,912                        --                        --
                                             ---------                 ---------                 ---------
Options outstanding, end of period.......... 1,761,512   $   14.71     1,399,769   $  12.09      1,308,391   $   8.83
                                             =========                 =========                 =========
Options exercisable, end of period..........   869,484   $    9.05       700,271   $   8.82        722,627   $   8.81
                                             =========                 =========                 =========
Options available for future grant, end
   of period................................ 1,501,622                    38,546                   343,344
                                             =========                 =========                 =========
Estimated weighted average fair value per
   share of options granted during the
   year.....................................    $13.98                    $15.17                     $4.76
                                             =========                 =========                 =========


     The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 1997, 1996, and 1995, respectively: no dividend yield, expected volatility factors of 38.7%, 40.4%, and 39.7%, risk-free interest rates of 6.02%, 6.42%, and 6.98%, and expected lives of 7.5, 10.0, and 7.7 years. The following table summarizes information about stock options outstanding at December 31, 1997:

                          Options Outstanding                  Options Exercisable
                 --------------------------------------      ------------------------
                               Wtd. Avg.
   Range of        Number      Remaining     Wtd. Avg.          Number     Wtd. Avg.
   Exercise      Outstanding  Contractual     Exercise        Exercisable   Exercise
    Prices       at 12/31/97     Life         Price          at 12/31/97     Price
 -------------   ------------ ------------  -----------      ------------ -----------
 $ 4  to  $ 9       787,384        4.8       $   7.73          606,413     $   7.63
 $ 9  to  $18       358,900        6.2       $  10.67          220,631     $   9.68
 $18  to  $27       615,228        9.5       $  26.00           42,440     $  25.91
                  ---------                                    -------
 $ 4  to  $27     1,761,512        6.7       $  14.71          869,484     $   9.05
                  =========                                    =======


     Employee Stock Ownership Plan. In 1996, the Company established an Employee Stock Ownership Plan ("ESOP") effective January 1, 1996. All employees over the age of 21 with one year of service are participants. The Plan has a five year cliff vesting, and service is recognized after the Plan effective date. The ESOP is designed to enable employees of the Company to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock which has been contributed by the Company. Compensation costs are reported when such shares are released to employees. The Plan may also acquire Swift Energy Company common stock purchased at fair market value. The ESOP can borrow money from the Company to buy Company stock. This was done in September 1996 to purchase 25,000 shares (adjusted to 27,500 shares after the October 1, 1997 10% stock dividend) from the Company's chairman. Benefits will be paid in a lump sum or installments, and the participants generally have the choice of receiving cash or stock. At December 31, 1997 and 1996, the unearned portion of the ESOP ($150,055) and ($521,354), respectively, was recorded as a contra-equity account entitled "Unearned ESOP Compensation."

     Common Stock Repurchase Program. In March 1997, the Company's Board of Directors approved a common stock repurchase program for up to $20.0 million of the Company's common stock and subsequently extended this program through June 30, 1998. Purchases of shares are made in the open market. Under the program, through December 31, 1997, 387,800 shares have been acquired at a total cost of $8,519,665 and are included in "Treasury stock held, at cost" on the balance sheet.

     Shareholder Rights Plan. In August 1997, the Board of Directors declared a dividend of one preferred share purchase right on each outstanding share of the Company's common stock. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to any person or group acquiring or attempting to acquire 15% or more of the Company's outstanding shares of common stock. Thereafter, upon certain triggers, each right not owned by an acquiror allows its holder to purchase Company securities with a market value of two times the $150 exercise price.
--------------------------------------------------------------------------------

7. Related-Party Transactions

     The Company is the operator of a substantial number of properties owned by its affiliated limited partnerships and joint ventures and accordingly charges these entities and third party joint interest owners operating fees. The Company is also reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $6,300,000, $6,100,000, and $4,800,000 in 1997, 1996, and 1995, respectively.
The Company was also reimbursed by the limited partnerships and joint ventures for costs incurred in the screening, evaluation, and acquisition of producing oil and gas properties on their behalf. Such costs totaled approximately $490,000, $250,000, and $600,000 in 1997, 1996, and 1995, respectively. In the case where the limited partners voted to sell their remaining properties and liquidate the limited partnerships, the Company was also reimbursed for direct, administrative, and overhead costs incurred in the disposition of such properties, which costs totaled approximately $675,000, $805,000, and $80,000 in 1997, 1996, and 1995, respectively.
--------------------------------------------------------------------------------

8. Foreign Activities

     On September 3, 1993, the Company signed a Participation Agreement with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia providing the Company with a minimum 5% net profits interest from the sale of hydrocarbon products from the fields for providing managerial, technical, and financial support to Senega. Additionally, the Company purchased a 1% net profits interest from Senega for $300,000. In May 1995, the Company executed a Management Agreement with Senega, under which, in return for undertaking to obtain financing for development of these fields, Swift would be entitled to receive a 49% interest in production income derived by Senega from this project after repayment of costs.

     On December 10, 1997, the Company agreed to terminate the Management Agreement with Senega and to amend and restate the Participation Agreement. Under the amended and restated Participation Agreement, the Company retains its 6% net profits interest in the Samburg Field and has agreed to assist Senega in obtaining investments necessary to develop the field. Senega is charged with the management and control of the field development. At December 31, 1997, the Company's investment in Russia was approximately $10,190,000 and is included in the unproved properties portion of oil and gas properties.

     The Company formed a wholly-owned subsidiary, Swift Energy de Venezuela, C. A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. Although the Company did not win the bid, it has continued to pursue cooperative ventures involving other fields and opportunities in Venezuela. The Company evaluated a number of Blocks being offered by Petroleos de Venezuela, S. A. under the Third Operating Agreement Round in 1997, but decided against submitting any bid on these Blocks. The Company has entered into an agreement with Tecnoconsult, S. A., a Venezuelan company, to jointly formulate and submit a proposal to Petroleos de Venezuela,
S. A. for the construction and operation of a methane pipeline. Currently, the technical and economic feasibility of the project is under study. At December 31, 1997, the Company's investment in Venezuela was approximately $2,435,000 and is included in the unproved properties portion of oil and gas properties, net of impairments of $45,668.

     Since October 1995, the Company has been issued two Petroleum Exploration Permits by the New Zealand Minister of Energy. The first permit covers approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covers approximately 69,300 adjacent acres. Under the terms of these permits, the Company is obligated to analyze and interpret certain seismic data, acquire certain new seismic data and drill one exploratory well, to be followed by a development well or additional seismic work, all of which is to be performed on a staged basis in order to maintain the permits, over periods extending through July 2000 for the first permit and August 1999 for the second permit. The Company formed a wholly-owned subsidiary, Swift Energy New Zealand Limited, for the purpose of conducting its New Zealand activities and assigned its interest in the permits to that subsidiary during the third quarter of 1997. At December 31, 1997, the Company's investment in New Zealand was approximately $2,480,000 and is included in the unproved properties portion of oil and gas properties.

Supplemental Information (Unaudited)
--------------------------------------------------------------------------------
Swift Energy Company and Subsidiaries


     Capitalized Costs. The following table presents the Company's aggregate capitalized costs relating to oil and gas producing activities and the related depreciation, depletion, and amortization:

                                                         Year ended December 31,
                                               ----------------------------------------
                                                     1997                    1996
                                               ----------------        ----------------
Oil and Gas Properties:
   Proved..................................... $    326,836,431        $    216,310,033
   Unproved (not being amortized)--Domestic...       26,735,460              15,733,952
   Unproved (not being amortized)--Foreign....       15,104,349              11,886,510
                                               ----------------        ----------------
                                                    368,676,240             243,930,495
Accumulated Depreciation, Depletion, and
   Amortization...............................      (67,363,393)            (43,920,120)
                                               ----------------        ----------------
                                               $    301,312,847        $    200,010,375
                                               ================        ================


     Of the $41,839,809 of net unproved property costs (primarily seismic and lease acquisition costs) at December 31, 1997, being excluded from the amortizable base, $20,120,485 was incurred in 1997, $8,990,306 was incurred in 1996, $4,583,249 was incurred in 1995, and $8,145,769 was incurred in prior years. The Company expects it will complete its evaluation of the properties representing the majority of these costs within the next two to three years.

     Capital Expenditures. The following table sets forth capital expenditures related to the Company's oil and gas operations:

                                                                         Year Ended December 31,
                                                           -------------------------------------------------
                                                                1997              1996             1995
                                                           ---------------   --------------   --------------
Acquisition of proved properties.........................  $     8,417,318   $    1,529,611   $    3,461,091
Lease acquisitions (1),(2)...............................       21,603,732       16,426,327        9,742,543
Exploration..............................................       10,705,115        2,704,281        2,289,814
Development..............................................       90,329,619       69,067,024       23,555,988
                                                           ---------------   --------------   --------------

Total (3)................................................  $   131,055,784   $   89,727,243   $   39,049,436
                                                           ===============   ==============   ==============

(1) Lease acquisitions for 1997, 1996, and 1995 include expenditures of $658,145, $2,712,278, and $2,814,395, respectively, relating to the Company's initiatives in Russia; 1997, 1996, and 1995 expenditures of $828,133, $487,597, and $304,610, respectively, relating to initiatives in Venezuela; and 1997, 1996, and 1995 expenditures of $1,731,561, $545,980, and $202,206, respectively, relating to initiatives in New Zealand.

(2) These are actual amounts as incurred by year, including both proved and unproved lease costs. The annual lease acquisition amounts added to proved oil and gas properties (being amortized) for 1997, 1996, and 1995, respectively, were $7,384,385, $9,458,016, and $3,895,871.

(3) Includes capitalized general and administrative costs directly associated with the acquisition, development, and exploration efforts of approximately $11,700,000, $7,400,000, and $7,100,000 in 1997, 1996, and 1995, respectively.
In addition,  total  includes  $2,326,691,  $1,549,575,  and $1,442,022 in 1997,
1996, and 1995, respectively, of capitalized interest on unproved properties.


     Results of Operations. The following table sets forth results of the Company's oil and gas operations:

                                                              Year Ended December 31,
                                                 --------------------------------------------------
                                                      1997              1996              1995
                                                 ---------------   ---------------   --------------
Oil and gas sales............................... $    69,015,189   $    52,770,672   $   22,527,892
Production costs................................     (11,383,887)       (8,377,044)      (6,826,306)
Depreciation, depletion, and amortization.......     (23,443,273)      (15,812,134)      (8,349,324)
                                                 ---------------   ---------------   --------------
                                                      34,188,029        28,581,494        7,352,262
Income taxes ...................................     (11,165,058)       (9,689,126)      (2,110,099)
                                                 ---------------   ---------------   --------------
Results of producing activities................. $    23,022,971   $    18,892,368   $    5,242,163
                                                 ===============   ===============   ==============
Amortization per physical unit of production
    (equivalent Mcf of gas)..................... $          0.92   $          0.81   $         0.75
                                                 ===============   ===============   ==============


     Supplemental  Reserve  Information.   The  following  information  presents
estimates of the Company's proved oil and gas reserves, which are all located onshore in the United States. All of the Company's reserves were determined by Company personnel and audited by H. J. Gruy and Associates, Inc. ("Gruy"), independent petroleum consultants. Gruy's summary report dated February 9, 1998, is set forth as an exhibit to the Form 10-K Report for the year ended December 31, 1997, and includes definitions and assumptions that served as the basis for the estimates of proved reserves and future net cash flows. Such definitions and assumptions should be referred to in connection with the following information:

Estimates of Proved Reserves

                                                                          Oil and
                                                       Natural Gas      Condensate
                                                          (Mcf)           (Bbls)
                                                      -------------    -------------
Proved reserves as of December 31, 1994(1)..........     76,263,964        4,553,267
   Revisions of previous estimates(2)...............      6,982,317         (421,901)
   Purchases of minerals in place...................      4,166,922          254,211
   Sales of minerals in place.......................        (13,215)         (10,617)
   Extensions, discoveries, and other additions.....     62,870,240        1,592,456
   Production(3)....................................     (6,702,708)        (545,435)
                                                      -------------      -----------
Proved reserves as of December 31, 1995(1)..........    143,567,520        5,421,981
   Revisions of previous estimates(2)...............     (9,544,391)        (816,065)
   Purchases of minerals in place...................      2,676,393           97,178
   Sales of minerals in place.......................     (4,163,770)        (340,706)
   Extensions, discoveries, and other additions.....    107,762,886        1,745,307
   Production(3)....................................    (14,540,437)        (623,386)
                                                      -------------    -------------
Proved reserves as of December 31, 1996(1)..........    225,758,201        5,484,309
   Revisions of previous estimates(2)...............    (22,774,899)        (427,412)
   Purchases of minerals in place...................     30,342,398          580,278
   Sales of minerals in place.......................     (1,155,706)         (50,909)
   Extensions, discoveries, and other additions.....    102,479,883        2,945,037
   Production(3)....................................    (20,344,208)        (672,385)
                                                      -------------    -------------
Proved reserves as of December 31, 1997(1)..........    314,305,669        7,858,918
                                                      =============    =============

Proved developed reserves,
   December 31, 1994................................     46,406,448        3,209,387
   December 31, 1995................................     81,532,025        3,313,226
   December 31, 1996................................    135,424,880        3,622,480
   December 31, 1997................................    191,108,214        4,288,696

(1)Proved reserves exclude quantities subject to the Company's volumetric production payment agreement.

(2)Revisions of previous quantity estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics, and reservoir pressure. Additionally, changes in quantity estimates are affected by the increase or decrease in crude oil and natural gas prices at each year end. Proved reserves as of December 31, 1997, were based upon prices of $2.78 per Mcf of natural gas and $15.76 per barrel of oil, compared to $4.47 per Mcf and $23.75 per barrel as of December 31, 1996.

(3)Natural  gas  production  for  1995,  1996,  and  1997  excludes   1,211,255,
1,156,361, and 1,015,226 Mcf, respectively, delivered under the Company's volumetric production payment agreement.


     Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                                          Year Ended December 31,
                                                           ------------------------------------------------------
                                                                1997               1996                1995
                                                           ---------------   -----------------   ----------------
Future gross revenues ...................................  $   994,828,072   $   1,141,831,786   $    445,572,715
Future production costs .................................     (273,475,056)       (228,626,881)      (121,317,850)
Future development costs ................................      (92,946,811)        (59,988,855)       (42,607,921)
                                                           ---------------   -----------------   ----------------
Future net cash flows before income taxes................      628,406,205         853,216,050        281,646,944
Future income taxes......................................     (135,587,216)       (211,375,632)       (55,469,213)
                                                           ---------------   -----------------   ----------------
Future net cash flows after income taxes.................      492,818,989         641,840,418        226,177,731
Discount at 10% per annum................................     (199,980,649)       (274,608,116)       (97,273,647)
                                                           ---------------   -----------------   ----------------
Standardized measure of discounted future net cash flows
   relating to proved oil and gas reserves...............  $   292,838,340   $     367,232,302   $    128,904,084
                                                           ===============   =================   ================


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

     4. Future income taxes are computed by applying the statutory tax rate to future net cash flows reduced by the tax basis of the properties, the estimated permanent differences applicable to future oil and gas producing activities, and tax carry forwards.

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

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                   Year Ended December 31,
                                                     ---------------------------------------------------
                                                            1997              1996              1995
                                                     ----------------   ---------------   --------------
Beginning balance .................................  $    367,232,302   $   128,904,084   $   66,471,967
                                                     ----------------   ---------------   --------------
Revisions to reserves proved in prior years--
   Net changes in prices, production costs,
        and future development costs...............      (238,743,291)      144,386,724       25,415,116
   Net changes due to revisions in quantity
        estimates..................................       (27,188,512)      (25,755,091)       4,735,186
   Accretion of discount ..........................        47,068,172        14,703,841        6,939,460
   Other...........................................       (38,347,310)        6,649,394      (10,981,721)
                                                     ----------------   ---------------   --------------
Total revisions ...................................      (257,210,941)      139,984,868       26,108,041

New field discoveries and extensions, net of future
   production and development costs................       110,396,029       208,250,909       44,292,042
Purchases of minerals in place.....................        29,290,334         6,835,362        4,928,563
Sales of minerals in place.........................        (2,373,547)       (8,084,581)         (74,858)
Sales of oil and gas produced, net of production
   costs...........................................       (56,181,494)      (42,723,456)     (13,913,612)
Previously estimated development costs incurred....        55,742,684        19,883,446       16,303,629
Net change in income taxes.........................        45,942,973       (85,818,330)     (15,211,688)
                                                     ----------------   ---------------   --------------
Net change in standardized measure of discounted
   future net cash flows...........................       (74,393,962)      238,328,218       62,432,117
                                                     ----------------   ---------------   --------------
Ending balance.....................................  $    292,838,340   $   367,232,302   $  128,904,084
                                                     ================   ===============   ==============


     Quarterly Results. The following table presents summarized quarterly financial information for the years ended December 31, 1996 and 1997:

                                        Income Before                          Basic Income      Diluted Income
                      Revenues          Income Taxes         Net Income        Per Share(1)        Per Share(1)
                  ----------------     ---------------     ---------------     -------------     --------------
1996
First Quarter     $     11,188,847     $     4,561,523     $     3,082,381     $     .22         $     .20
Second Quarter          12,557,891           5,480,944           3,678,316           .26               .24
Third Quarter           15,432,193           7,178,573           4,641,953           .30               .29
Fourth Quarter          21,589,301          11,564,743           7,622,800           .46               .46
                  ----------------     ---------------     ---------------
   Total          $     60,768,232     $    28,785,783     $    19,025,450     $    1.27         $    1.25
                  ================     ===============     ===============

1997
First Quarter     $     21,245,469     $    10,161,045     $     6,769,263     $     .41         $     .37
Second Quarter          16,925,842           6,007,474           4,113,689           .25               .24
Third Quarter           19,225,453           7,024,524           4,685,689           .29               .27
Fourth Quarter          22,525,438           9,936,563           6,741,548           .41               .37
                  ----------------     ---------------     ---------------
   Total          $     79,922,202     $    33,129,606     $    22,310,189     $     1.35        $    1.26
                  ================     ===============     ===============

(1)Amounts prior to the fourth quarter of 1997 have been retroactively restated to give recognition to: (a) an equivalent change in capital structure as a result of a 10% stock dividend in October 1997 (see Note 2 to the Company's financial statements); and (b) the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (see Note 2 to the Company's financial statements).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
--------------------------------------------------------------------------------

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information to be set forth under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with the May 12, 1998, annual shareholders' meeting is incorporated herein by reference.



Item 11. Executive Compensation

     The information appearing under the caption "Executive Officers--Executive Cash Compensation" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with the May 12, 1998, annual shareholders' meeting is incorporated herein by reference.



Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the caption "Principal Shareholders" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with the May 12, 1998, annual shareholders' meeting is incorporated herein by reference.



Item 13. Certain Relationships and Related Transactions

     The information appearing under the caption "Transactions with Affiliates" (if any such captioned information is included) in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with the May 12, 1998, annual shareholders' meeting is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. The following consolidated financial statements of Swift Energy Company together with the report thereon of Arthur Andersen LLP dated February 10, 1998, and the data contained therein are included in Item 8 hereof:


          Report of Independent Public Accountants............................20
          Consolidated Balance Sheets.........................................21
          Consolidated Statements of Income...................................22
          Consolidated Statements of Stockholders' Equity.....................23
          Consolidated Statements of Cash Flows...............................24
          Notes to Consolidated Financial Statements..........................25

          2.   Financial Statement Schedules

          None

         3.    Exhibits

         3(a).1(1)  Articles of Incorporation, as amended  through June 3, 1988.
         3(a).2(2)  Articles of Amendment to Articles of Incorporation  filed on
                    June 4, 1990.
         3(b)(3)    By-Laws, as amended through August 14, 1995.
         4(b)(4)    Indenture  dated as of June 30, 1993,  between  Swift Energy
                    Company  and  Bank  One,  Texas,   National  Association  as
                    Trustee.
         10.1(1)  + Indemnity Agreement dated July 8, 1988, between Swift Energy
                    Company  and A. Earl Swift (plus  schedule of other  persons with whom Indemnity Agreements have been entered into).
         10.2(4)    Amended and Restated Credit  Agreement dated March 24, 1992, between Swift Energy Company and Bank One,  Texas,  National
                    Association.
         10.3(4)    Purchase  and Sale  Agreement  dated May 27,  1992,  between
                    Swift Energy Company and Enron Reserve Acquisition Corp.
         10.4(4)    Purchase and Sale Agreement dated May 12, 1992,  between the
                    Company and Riverwood Energy Resources, Inc.
         10.5(5)  + Swift Energy Company 1990 Nonqualified Stock Option Plan.
         10.6(6)    First  Amendment  effective  May 13,  1993,  to Amended  and
                    Restated  Credit  Agreement  dated March 24,  1992,  between
                    Swift  Energy   Company  and  Bank  One,   Texas,   National
                    Association.
         10.7(6)    Second Amendment effective December 31, 1993, to Amended and
                    Restated  Credit  Agreement  dated March 24,  1992,  between
                    Swift  Energy   Company  and  Bank  One,   Texas,   National
                    Association.
         10.8(6)    Third  Amendment  dated  December 31,  1994,  to Amended and
                    Restated  Credit  Agreement  dated March 24,  1992,  between
                    Swift  Energy   Company  and  Bank  One,   Texas,   National
                    Association.
         10.9(7)    Amended and Restated  Credit  Agreement dated March 1, 1994, among  Swift  Energy  Company,  Bank  One,  Texas,  National
                    Association and Bank of Montreal.
         10.10(7)   First Amendment dated June 15, 1994, to Amended and Restated
                    Credit  Agreement  dated March 1, 1994,  among Swift  Energy
                    Company,  Bank One, Texas,  National Association and Bank of
                    Montreal.
         10.11(6)   Second  Amendment  dated  December 31, 1994,  to Amended and
                    Restated Credit  Agreement dated March 1, 1994,  among Swift
                    Energy Company,  Bank One, Texas,  National  Association and
                    Bank of Montreal.
         10.12(8)   Credit  Agreement  dated April 30, 1996,  among Swift Energy
                    Company,  Bank One, Texas,  National Association and Bank of
                    Montreal.
         10.13(8)   Credit  Agreement  dated April 30, 1996,  among Swift Energy
                    Company, Bank One, Texas, National Association.
         10.14(9) + Amended  and  Restated  Swift  Energy  Company  1990 Stock
                    Compensation Plan, as of May 1993.
         10.15(3) + Employment  Agreement  dated as of November 1, 1995,  by and between Swift Energy Company and Terry E. Swift.
         10.16(3) + Employment  Agreement dated as of November 1, 1995, by and between Swift Energy Company and John R. Alden.
         10.17(3) + Employment  Agreement dated as of November 1, 1995, by and between Swift Energy Company and James M. Kitterman.
         10.18(3) + Employment  Agreement dated as of November 1, 1995, by and between Swift Energy Company and Bruce H. Vincent.
         10.19(3) + Employment  Agreement dated as of November 1, 1995, by and between Swift Energy Company and A. Earl Swift.
         10.20(9) + Agreement  and Release  between  Swift Energy  Company and
                    Virgil Neil Swift effective June 1, 1994.
         10.21(10)+ First  Amendment  to  Agreement  and  Release  dated  as  of
                    12/1/95, by and between Swift Energy Company and Virgil Neil
                    Swift.
         10.22(10)+ Second  Amendment  to  Agreement  and  Release  dated  as of
                    2/2/96,  by and between Swift Energy Company and Virgil Neil
                    Swift, effective January 1, 1996.
         10.23(10)+ Second [sic]  Amendment to Agreement and Release dated as of
                    1/14/97, by and between Swift Energy Company and Virgil Neil
                    Swift, effective December 1, 1996.
         10.24(11)  Indenture  dated  as  of  November  25, 1996,  between Swift
                    Energy Company and Bank One, Columbus, N.A. as Trustee.
         10.25(12)  Rights  Agreement dated  as of  August 1, 1997 between Swift
                    Energy Company and American Stock Transfer & Trust Company.
         18(6)      Letter  from  Arthur   Andersen  LLP  regarding   change  in
                    accounting principle.
         21(9)      List of Subsidiaries of Swift Energy Company.

         23(a)13    The consent of H. J. Gruy and Associates, Inc.
         23(b)13    The consent of Arthur  Andersen LLP as to  incorporation  by
                    reference   regarding   Form   S-8  and   S-3   Registration
                    Statements.
         27         Financial  Data  Schedule  (included  in  electronic  filing only).
         99(13)     The summary of H. J. Gruy and Associates, Inc. report, dated
                    February 9, 1998.


(b) No Form 8-K reports were filed during the fourth quarter of 1997.

----------------------------

(1)Incorporated by reference from Swift Energy Company Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-8754.

(2)Incorporated by reference from Swift Energy Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(3)Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q filed for the quarterly period ended September 30, 1995.

(4)Incorporated by reference from Registration Statement No. 33-63112 on Form S-1 filed on May 20, 1993.

(5)Incorporated by reference from Registration Statement No. 33-36310 on Form S-8 filed on August 10, 1990.

(6)Incorporated by reference from Swift Energy Company Annual Report on Form 10-K from the fiscal year ended December 31, 1994.

(7)Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 1994.

(8)Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 1996.

(9)Incorporated by reference from Registration Statement No. 33-60469 filed on June 22, 1995.

(10)Incorporated by reference from Swift Energy Company Annual Report on Form 10-K from the fiscal year ended December 31, 1996.

(11)Incorporated by reference from Registration Statement No. 33-14785 on Form S-3 filed on October 24, 1996.

(12)Incorporated by reference from Swift Energy Company Report on Form 8-K dated August 1, 1997.

(13)Filed herewith.

     + Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Swift Energy Company, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 SWIFT ENERGY COMPANY



                                 By               /S/  A. Earl Swift
                                                  ------------------------------
                                                  A. Earl Swift
                                                  Chairman of the Board,
                                                  Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Swift Energy Company, and in the capacities and on the dates indicated:

             Signatures                            Title                           Date
             ----------                            -----                           ----


/S/         A. Earl Swift                    Chairman of the Board
----------------------------------          Chief Executive Officer            March 24, 1998
            A. Earl Swift




/S/         John R. Alden               Senior Vice President--Finance
----------------------------------        Principal Financial Officer          March 24, 1998
            John R. Alden




/S/    Alton D. Heckaman, Jr.            Vice President & Controller
----------------------------------       Principal Accounting Officer          March 24, 1998
       Alton D. Heckaman, Jr.




/S/        Virgil N. Swift
----------------------------------               Director                      March 24, 1998
           Virgil N. Swift


             Signatures                           Title                            Date
             ----------                           -----                            ----



/S/        G. Robert Evans
----------------------------------              Director                       March 24, 1998
           G. Robert Evans



/S/        Raymond O. Loen
----------------------------------              Director                       March 24, 1998
           Raymond O. Loen



/S/      Henry C. Montgomery
----------------------------------              Director                       March 24, 1998
         Henry C. Montgomery



/S/      Clyde W. Smith, Jr.
----------------------------------              Director                       March 24, 1998
         Clyde W. Smith, Jr.



/S/       Harold J. Withrow
----------------------------------              Director                       March 24, 1998
          Harold J. Withrow

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20439





                                    EXHIBITS

                                       TO

                                FORM 10-K REPORT

                                     FOR THE

                          YEAR ENDED DECEMBER 31, 1997




                              SWIFT ENERGY COMPANY

                        16825 NORTHCHASE DRIVE, SUITE 400

                              HOUSTON, TEXAS 77060

                                    EXHIBITS


23 (a)   The consent of H.J. Gruy and Associates, Inc.


23 (b) The consent of Arthur Andersen LLP as to incorporation by reference regarding Form S-8 and S-3 Registration Statements.


99       The summary of H.J. Gruy and Associates, Inc. report, dated February 9,
         1998.

                                 EXHIBIT 23 (A)

                   CONSENT OF INDEPENDENT PETROLEUM ENGINEERS


         H.J. Gruy and Associates, Inc. (Gruy) hereby consents to the reference in the Annual Report on Form 10-K of Swift Energy Company for the year ended December 31, 1997, to our letter report dated February 9, 1998, relating to our audit of Swift Energy Company's estimates of proved oil and gas reserves.


                                       Yours very truly,



                                        H.J. GRUY AND ASSOCIATES, INC.


Houston, Texas
March 24, 1998



JHH:akr
A:\CONSENT.LTR

                                 EXHIBIT 23 (B)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





As independent public accountants, we hereby consent to the incorporation of our report dated February 10, 1998, included in the annual report of Swift Energy Company on Form 10-K for the year ended December 31, 1997, into Swift Energy Company's previously filed Registration Statements File Numbers 33-14305, 33-36310, 33-80228, 33-80240, and 333-12831 on Form S-8 and S-3.







                                             ARTHUR ANDERSEN LLP







Houston, Texas
March 24, 1998

                                   EXHIBIT 99

                                February 9, 1998




Swift Energy Company
16825 Northchase Drive, Suite 400
Houston, Texas 77060

                                                        Re:    Reserves Audit
                                                               97-003-133

Gentlemen:

At your request, we have audited the reserves and future net revenue as of December 31, 1997, prepared by Swift Energy Company ("Swift") for certain interests owned by Swift through partnerships in 11 drilling funds, 29 income funds, 16 pension asset funds, and 34 depositary interest funds along with several additional interests owned directly by Swift Energy Company. This audit has been conducted according to the standards pertaining to the estimating and auditing of oil and gas reserve information approved by the Board of Directors of the Society of Petroleum Engineers on October 30, 1979. We have reviewed these properties and where we disagreed with the Swift reserve estimates, Swift revised its estimates to be in agreement. The estimated net reserves, future net revenue and discounted future net revenue are summarized by reserve category as follows:

                                Estimated Net Reserves                Estimated Future Net Revenue
                          -----------------------------------   ----------------------------------------
                                Oil &                                                      Discounted
                             Condensate             Gas                                      at 10%
                              (Barrels)            (Mcf)           Nondiscounted            Per Year
                          ----------------   ----------------   -------------------    -----------------
Proved Developed.........        4,288,696        191,108,214          $412,092,801         $244,365,044

Proved Undeveloped.......        3,570,222        123,197,455          $216,313,406         $105,979,738
                          ----------------   ----------------   -------------------    -----------------

Total Proved.............        7,858,918        314,305,669          $628,406,207         $350,344,782

G & A....................                                              ($10,196,418)         ($5,988,505)
                          ----------------   ----------------   -------------------    -----------------

TOTAL....................        7,858,918        314,305,669          $618,209,789         $344,356,277



Attachment I summaries the reserves and cash flow of Swift by partnership and the additional interests owned directly by Swift.

Swift Energy Company                     2                      February 9, 1998




The discounted future net revenue is not represented to be the fair market value of these reserves and the estimated reserves included in this report have not been adjusted for risk.

The estimated future net revenue shown is that revenue which will be realized from the sale of the production from estimated net reserves after deduction of royalties, ad valorem and production taxes, direct operating costs and required capital expenditures, when applicable. Surface and well equipment salvage values and well plugging and field abandonment costs have not been considered in the cash flow projections. Future net cash flow as stated in this report is before the deduction of federal income tax.

In the economic projections, prices, operating costs and development costs remain constant for the projected life of each lease.

For those wells with sufficient production history, reserve estimates and rate projections are based on the extrapolation of established performance trends. Reserves for other producing and nonproducing properties have been estimated from volumetric calculations and analogy with the performance of comparable wells. The reserves included in this study are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and cash flow, and all categories of reserves may be subject to revision as more performance data become available. The proved reserves in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. Attachment II, following this letter, sets forth all reserve definitions incorporated in this study.

Extent and character of ownership, oil and gas prices, production data, direct operating costs, capital expenditure estimates and other data provided by Swift have been accepted as represented. The production data available to us were through the month of October 1997 except in those instances in which data were available through December. Interim production to December 31, 1997 has been estimated. No independent well tests, property inspections or audits of operating expenses were conducted by our staff in conjunction with this study. We did not verify or determine the extent, character, obligations, status or liabilities, if any, arising from any current or possible future environmental liabilities that might be applicable.

In order to audit the reserves, costs and future cash flows shown in this report, we have relied in part on geological, engineering and economic data furnished by our client. Although we have made a best efforts attempt to acquire all pertinent data and to analyze it carefully with methods accepted by the petroleum industry, there is no guarantee that the volumes of oil or gas or the cash flows projected will be realized.

Production rates may be subject to regulation and contract provisions and may fluctuate according to market demand or other factors beyond the control of the operator. The reserve and cash flow projections presented in this report may require revision as additional data become available.

Swift Energy Company                   3                        February 9, 1998




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

                                                  Yours very truly,

                                                  H.J. GRUY AND ASSOCIATES, INC.




                                                  James H. Hartsock, PhD., P.E.
                                                  Executive Vice President

JHH:llb
A:\YEAREND.LTR
Attachment

                                  ATTACHMENT II

                  DEFINITIONS OF PROVED OIL AND GAS RESERVES(1)


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

Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis an which the project or program was based.

Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.


PROVED DEVELOPED OIL AND GAS RESERVES

Proved developed oil and gas reserves arc reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.


PROVED UNIDEVELOPED RESERVES

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



------------------------------

(1)Contained in Securities and Exchange Commission Regulation S-X, Rule 4-10 (a) A:\FORMS\NEW_SEC.