Form 10-Q
period 1998-03-31
SWIFT ENERGY CO
filed 1998-05-15
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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


                  Common Stock                       16,528,032 Shares
                 ($.01 Par Value)             (Outstanding at April 30, 1998)
                 (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                           PAGE
         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  March 31, 1998 and December 31, 1997                                3

                    Condensed  Consolidated  Statements  of  Income  -  For  the
                    Three-month periods ended March 31, 1998
                       and 1997                                                            5

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  March 31, 1998 and December 31, 1997                                6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Three-month periods ended March 31, 1998 and 1997            7

                    Notes to Condensed Consolidated Financial Statements                   8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             11

         Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk. - None

PART II.  OTHER INFORMATION

         Items 1- 6. - None                                                               17


SIGNATURES                                                                                18

                              SWIFT ENERGY COMPANY
                    CONDENSED CONSOLIDATED BALANCE STATEMENTS

                                                                        March 31,                   December 31,
                                                                          1998                          1997
                                                               ---------------------         ----------------------
                                                                     (Unaudited)                     (Note 1)
ASSETS
Current Assets:
  Cash and cash equivalents                                    $           1,915,585         $            2,047,332
  Accounts receivable -
    Oil and gas sales                                                      9,468,013                     11,143,033
    Associated limited partnerships
       and joint ventures                                                  5,027,044                      8,498,702
    Joint interest owners                                                  4,885,824                      7,357,660
  Other current assets                                                     1,334,870                        935,059
                                                               ---------------------         ----------------------
      Total Current Assets                                                22,631,336                     29,981,786
                                                               ---------------------         ----------------------

Property and Equipment:
  Oil and gas, using full-cost accounting
    Proved properties being amortized                                    356,268,527                    326,836,431
    Unproved properties not being amortized                               46,100,007                     41,839,809
                                                               ---------------------         ----------------------
                                                                         402,368,534                    368,676,240
  Furniture, fixtures, and other equipment                                 6,333,396                      6,242,927
                                                               ---------------------         ----------------------
                                                                         408,701,930                    374,919,167
  Less-Accumulated depreciation, depletion,
       and amortization                                                  (77,419,329)                   (70,700,240)
                                                               ---------------------         ----------------------
                                                                         331,282,601                    304,218,927
                                                               ---------------------         ----------------------
Other Assets:
  Receivables from associated limited
    partnerships, net of current portion                                      70,392                        433,444
  Limited partnership formation and
    marketing costs                                                          750,102                        297,219
  Deferred charges                                                         4,096,960                      4,184,014
                                                               ---------------------         ----------------------
                                                                           4,917,454                      4,914,677
                                                               ---------------------         ----------------------
                                                               $         358,831,391          $         339,115,390
                                                               =====================         ======================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31,                   December 31,
                                                                        1998                           1997
                                                               ---------------------         ----------------------
                                                                     (Unaudited)                     (Note 1)
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities                     $          22,367,220         $           16,518,240
  Payable to associated limited partnerships                               7,433,959                      3,245,445
  Undistributed oil and gas revenues                                       6,529,989                      8,753,979
                                                               ---------------------         ----------------------
      Total Current Liabilities                                           36,331,168                     28,517,664
                                                               ---------------------         ----------------------

6.25% Convertible Subordinated Notes                                     115,000,000                    115,000,000
Bank Borrowings                                                           15,124,000                      7,915,000
Deferred Revenues                                                          2,591,760                      2,927,656
Deferred Income Taxes                                                     26,839,133                     25,354,150

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized, none outstanding                                          ---                            ---
  Common stock, $.01 par value, 35,000,000
    shares authorized, 16,935,312 and 16,846,956
    shares issued, and 16,515,038 and 16,459,156
    shares outstanding, respectively                                         169,353                        168,470
  Additional paid-in capital                                             148,380,851                    147,542,977
  Treasury stock held, at cost, 420,274 and
    387,800 shares, respectively                                          (9,093,292)                    (8,519,665)
  Unearned ESOP compensation                                                (100,390)                      (150,055)
  Retained earnings                                                       23,588,808                     20,359,193
                                                               ---------------------         ----------------------
                                                                         162,945,330                    159,400,920
                                                               ---------------------         ----------------------
                                                               $         358,831,391         $          339,115,390
                                                               =====================         ======================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                            Three months ended March 31,
                                                                  -------------------------------------------------
                                                                           1998                        1997
                                                                  ---------------------      ----------------------
Revenues:
  Oil and gas sales                                               $          15,801,911      $           18,369,651
  Fees from limited partnerships
    and joint ventures                                                           79,931                      98,730
  Supervision fees                                                            1,286,072                   1,247,967
  Interest income                                                                18,499                     998,825
  Other, net                                                                    574,888                     530,296
                                                                  ---------------------      ----------------------
                                                                             17,761,301                  21,245,469
                                                                  ---------------------      ----------------------

Costs and Expenses:
  General and administrative, net of
     reimbursement                                                            1,643,515                   1,575,154
  Depreciation, depletion, and amortization                                   6,734,722                   5,396,947
  Oil and gas production                                                      3,162,796                   2,762,692
  Interest expense, net                                                       1,384,766                   1,349,631
                                                                  ---------------------      ----------------------
                                                                             12,925,799                  11,084,424
                                                                  ---------------------      ----------------------

Income before Income Taxes                                                    4,835,502                  10,161,045

Provision for Income Taxes                                                    1,605,887                   3,391,782
                                                                  ---------------------      ----------------------

Net Income                                                        $           3,229,615      $            6,769,263
                                                                  =====================      ======================

Per Share Amounts -
  Basic:                                                          $                0.20      $                 0.41
                                                                  =====================      ======================

  Diluted:                                                        $                0.20      $                 0.37
                                                                  =====================      ======================

Weighted Average Shares Outstanding                                          16,500,385                  16,702,636
                                                                  =====================      ======================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Additional                       Unearned
                                        Common        Paid-In        Treasury          ESOP          Retained
                                       Stock(1)       Capital          Stock       Compensation      Earnings          Total
                                    -------------  -------------   -------------   -------------   -------------  --------------

Balance, December 31, 1996          $     151,764  $ 102,018,861   $          --   $    (521,354)  $  41,112,339   $ 142,761,610
   Stock issued for benefit plans
       (12,227 shares)                        122        371,359              --              --              --         371,481
   Stock options exercised
      (137,155 shares)                      1,372      1,613,071              --              --              --       1,614,443
   Employee stock purchase plan
      (26,551 shares)                         266        403,145              --              --              --         403,411
   10% stock dividend(1,494,606
      shares)                              14,946     43,048,389              --              --     (43,063,335)             --
   Allocation of ESOP shares                   --         88,152              --         371,299              --         459,451
   Purchase of 387,800 shares as
     treasury stock                            --             --      (8,519,665)             --              --      (8,519,665)
   Net income                                  --             --              --              --      22,310,189      22,310,189
                                    -------------  -------------   -------------   -------------   -------------   -------------

Balance, December 31, 1997          $     168,470  $ 147,542,977   $  (8,519,665)  $    (150,055)  $  20,359,193   $ 159,400,920
                                    =============  =============   =============   =============   =============   =============

   Stock issued for benefit plans
       (20,032 shares) (2)                    200        367,058              --              --              --         367,258
   Stock options exercised
       (68,324 shares) (2)                    683        491,897              --              --              --         492,580
   Allocation of ESOP shares (2)               --        (21,081)             --          49,665              --          28,584
   Purchase of 32,474 shares as
       treasury stock (2)                      --             --        (573,627)             --              --       (573,627)
   Net income (2)                              --             --              --              --       3,229,615       3,229,615
                                    -------------  -------------   -------------   -------------   --------------  -------------

Balance, March 31, 1998 (2)         $     169,353  $ 148,380,851   $  (9,093,292)  $    (100,390)  $  23,588,808   $ 162,945,330
                                    =============  =============   =============   =============   =============   =============

(1) $.01 Par Value
(2) Unaudited

See accompanying notes to condensed consolidated financial statements

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     Period Ended March 31,
                                                                               ---------------------------------
                                                                                    1998                 1997
                                                                               -------------        ------------
Cash Flows From Operating Activities:
  Net income
  Adjustments to reconcile net income to net cash provided                     $   3,229,615        $  6,769,263
     by operating activities -
    Depreciation, depletion, and amortization                                      6,734,722           5,396,947
    Deferred income taxes                                                          1,484,983           3,109,279
    Deferred revenue amortization related to production payment                     (335,896)           (401,569)
    Other                                                                            115,639             457,304
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable                                     (51,807)          2,617,292
      Increase in accounts payable and accrued
        liabilities, excluding income taxes payable                                1,722,205           1,315,055
      Increase in income taxes payable                                               120,404             275,476
                                                                               -------------        ------------

        Net Cash Provided by Operating Activities                                 13,019,865          19,539,047
                                                                               -------------        ------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                            (27,980,380)        (28,408,757)
  Proceeds from the sale of property and equipment                                 1,146,100             529,839
  Net cash received (distributed) as operator
    of oil and gas properties                                                      2,821,264           1,288,099
  Net cash received (distributed) as operator
    of partnerships and joint ventures                                             3,834,710             738,366
  Limited partnership formation and marketing costs                                 (452,883)           (462,743)
  Other                                                                              (15,633)            151,251
                                                                               -------------        ------------

        Net Cash Used in Investing Activities                                    (20,646,822)        (26,163,945)
                                                                               -------------        ------------

Cash Flows From Financing Activities:
  Net proceeds from bank borrowings                                                7,209,000                 ---
  Net proceeds from issuances of common stock                                        859,837             759,280
  Purchase of  treasury stock                                                       (573,627)         (3,759,895)
                                                                               -------------        ------------

        Net Cash Provided by (Used in) Financing Activities                        7,495,210          (3,000,615)
                                                                               -------------        ------------

Net Decrease in Cash and Cash Equivalents                                           (131,747)         (9,625,513)

Cash and Cash Equivalents at Beginning of Period                                   2,047,332          77,794,974
                                                                               -------------        ------------

Cash and Cash Equivalents at End of Period                                     $   1,915,585        $ 68,169,461
                                                                               =============        ============

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized                                                                  $         ---        $        ---
Cash paid during period for income taxes                                       $         500        $        ---



See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997


(1)   GENERAL INFORMATION

         The condensed consolidated financial statements included herein have been prepared by Swift Energy Company (the "Company") and are unaudited, except for the balance sheet at December 31, 1997 which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

         Certain reclassifications have been made to the prior year balances to conform to current year presentation.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Hedging Activities

         The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, the Company does engage periodically in certain limited hedging activities, but only to the extent of buying protection price floors for portions of its own and its limited partnerships' oil and gas production. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any period presented. The costs to purchase put options are amortized over the option period.

         For the first three months of 1998, the Company entered into oil and natural gas price hedging contracts covering a portion of the Company's and its affiliated partnerships' oil and natural gas production. For January, 1,500,000 MMBtu of natural gas was covered, providing a minimum price of $2.00 per MMBtu. For February, 3,000,000 MMBtu of gas was covered with a minimum price of $2.00. March was covered for 2,000,000 MMBtu at $1.80 and 500,000 MMBtu at $1.90. Additionally, for April, 1,000,000 MMBtu of gas was covered with a minimum price of $1.80.

         For the months of January and February, 60,000 Bbls of oil production were covered each month providing for a minimum price of $18.00 per Bbl. The costs related to 1998 hedging activities through March 31, excluding open contracts, totaled approximately $314,000 with benefits of approximately $82,000 being received, resulting in a net cash outlay of approximately $233,000 or $0.027 per Mcfe.

         The Company had two open contracts at March 31, 1998, covering 1,000,000 MMBtu of the natural gas production for May 1998 at a minimum price of $1.90, and 1,000,000 MMBtu of gas for June 1998 at a minimum price of $2.10. The costs related to the open contracts totaled $40,320 and had a market value of $22,000 at March 31, 1998.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997


      Income Per Share

         The Company has adopted  Statement  of Financial  Accounting  Standards
      (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. Basic income per share has been computed using the weighted average number of common shares outstanding during the respective periods. Basic income per share has been retroactively restated in all periods presented to give recognition to the adoption of SFAS No. 128, as well as to give recognition to an equivalent change in capital structure as a result of a 10% stock dividend declared in October 1997 that resulted in an additional 1,494,606 shares being issued.

         The calculation of diluted income per share assumes conversion of the Company's Notes as of the beginning of the respective periods and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise of stock options and warrants (using the treasury stock method). Diluted income per share has also been retroactively restated for all periods presented to give effect to the adoption of SFAS No. 128 and the 10% stock dividend. The original conversion price of the Notes of $34.6875 was revised to $31.534 to reflect the October 1997 stock dividend declared.

         The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for the three months ended March 31, 1998, and 1997:

                                                         Three Months Ended March 31,
                                 ----------------------------------------------------------------------------
                                                 1998                                   1997
                                 ------------------------------------   -------------------------------------
                                                               Per                                    Per
                                     Net                      Share          Net                     Share
                                   Income       Shares        Amount       Income       Shares       Amount
                                 -----------  -----------   ---------   ------------  -----------  ----------
      Basic EPS:
      Net Income and Share
         Amounts                 $ 3,229,615   16,500,385   $    0.20   $  6,769,263   16,702,636  $     0.41

      Dilutive Securities:
      6.25% Convertible Notes        957,476    3,646,847                    952,561    3,646,847
      Stock Options                       --      172,043                         --      540,730
                                 -----------  -----------               ------------  -----------

      Diluted EPS:
      Net Income and Assumed
         Share Conversions       $ 4,187,091   20,319,275   $    0.20   $  7,721,824   20,890,213  $     0.37
                                 -----------  -----------   ---------   ------------  -----------  ----------

(3)   NEW ACCOUNTING PRONOUNCEMENTS

         In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity which are excluded from net income. The adoption of this statement does not have a material impact on the Company or its financial disclosures, as the Company has not historically and currently does not enter into

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

      transactions which result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments, and unrealized gains and losses on available for sale securities.)

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. The statement is effective for financial statements beginning after December 15, 1998. The Company expects to expense currently capitalized costs related to start-up activities as a cumulative effect of a change in accounting principle when the statement is adopted in January 1999. The adoption of this standard is not expected to have a significant effect on the Company's financial position or results of operations.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GENERAL

         The Company was formed in 1979, and from 1985 to 1991 grew primarily through the acquisition of producing properties funded through limited partnership financing. Commencing in 1991, the Company began to reemphasize the addition of reserves through increased exploration and development drilling activity. This emphasis on exploration and development drilling has led to additions of increasing quantities of reserves in each of 1994 through 1997, and in the first three months of 1998.

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

      LIQUIDITY AND CAPITAL RESOURCES

         In 1991, the Company's strategy shifted toward an increased reliance on exploration and development activities, and the Company has significantly expanded reserves added through these efforts. Previously, the Company relied on limited partnership capital as its principal financing vehicle to fund its acquisition of producing properties. As a result of this shift in strategy, the Company has reduced its reliance on cash flows generated from and capital raised through limited partnerships. During 1997 and the first three months of 1998, the Company relied upon net proceeds from its $115.0 million public offering of 6.25% Convertible Subordinated Notes due 2006 and its internally generated cash flows, along with $15.1 million of bank borrowings to fund its capital expenditures. Cash and working capital for the remainder of 1998 are expected to be provided through internally generated cash flows, bank borrowings and debt and/or equity financing.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      Net Cash Provided by Operating Activities

         For the three month period ended March 31, 1998, net cash provided by operating activities decreased 33% to $13.0 million, as compared to $19.5 million during the first three months of 1997. The 1998 decrease of $6.5 million was primarily due to a decrease in cash flows from oil and gas sales, which decreased $2.5 million (14%), exclusive of the noncash amortization of deferred revenues associated with the Company's volumetric production payment, along with the $1.0 million decrease in interest income, a result of having expended all the net proceeds of the $115.0 million note offering. The decrease in oil and gas sales was due to substantially lower product prices, somewhat offset by increased production volumes, as discussed below.

      Sale of Convertible Subordinated Notes

         In November 1996, the Company issued $115.0 million of 6.25% Convertible Subordinated Notes due November 15, 2006, in a public offering. Proceeds of the offering were used for repayment in full of all the Company's bank borrowings ($33.1 million on November 25, 1996) and for capital expenditures through December 1997.

      Credit Facilities

         In recent years, the Company's credit facilities have been used to fund a portion of the Company's exploration and development activities. Prior to 1995, the Company established credit facilities which were used principally to finance the Company's purchase of producing oil and gas properties on an interim basis pending transfer of the properties to newly formed partnerships and joint ventures, and to provide working capital. Currently, the Company's credit facilities consist of a $100.0 million unsecured revolving line of credit with a $40.0 million borrowing base, and a $7.0 million secured revolving line of credit with a $3.6 million borrowing base.

         At March 31, 1998, the Company had outstanding borrowings of $15.1 million under its credit facilities. At March 31, 1997, the Company had no outstanding balances under these borrowing arrangements, since the balance of those borrowings was repaid in November 1996 with proceeds from the Company's public sale of $115.0 million of 6.25% Convertible Subordinated Notes.

      Partnership Programs

         On April 21, 1998, the Company filed with the Securities and Exchange Commission a registration statement under which 63 Swift-managed production partnerships formed between 1986 and 1994 will be asked to separately approve a proposal that each of their partnerships sell all of their oil and gas assets to the Company. The purchase price has been based upon an appraisal of the fair market value of the property interests owned by these partnerships prepared by three independent appraisers. If all 63 partnerships approve these proposals, the purchase price is anticipated to be in the range of $80 million. The registration statement also relates to the offering of 2.5 million shares of Swift common stock to limited partners of partnerships that approve the proposed sale. Each limited partner in such partnerships can individually elect to purchase shares of Swift common stock with some or all of their respective cash distribution from the partnership resulting from the property sales. The price at which the common stock will be offered will be based upon the average closing

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      prices for the common stock during a future time frame close to the voting upon the proposals by the partnership.

      Working Capital

         The Company's working capital has decreased over the last three months, from $1.5 million at December 31, 1997, to a deficit of $13.7 million at March 31, 1998. This decrease is primarily the result of the Company's capital expenditures as described below.

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

      Common Stock Repurchase Program

         In March 1997, the Company's Board of Directors approved a common stock repurchase program for up to $20.0 million of the Company's common stock and subsequently extended the program through June 30, 1998. Purchases of shares are made in the open market. Under this program, through March 31, 1998, the Company used $9.09 million of working capital to acquire 420,274 shares at an average cost of $21.64 per share.

      Capital Expenditures

         Capital expenditures for property, plant, and equipment during the first three months of 1998 were $28.0 million. These capital expenditures included: (a) $16.6 million of drilling costs, both exploratory and developmental (primarily in the AWP Olmos Field and Austin Chalk trend),
      (b) $6.8 million of prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the Company's account), (c) $0.6 million invested in foreign business opportunities in New Zealand (approximately $302,000), in Venezuela (approximately $133,000), and in Russia (approximately $209,000), (d) $0.3 million spent on field facilities and production equipment, (e) $3.5 million on producing property acquisitions, with the remainder spent primarily for computer equipment and furniture and fixtures. In the remaining nine months of 1998, the Company expects capital expenditures to be approximately $147 million, including investments in all areas in which investments were made during the first three months of the year as described above, with a particular focus on exploratory and development drilling. The successful completion of the acquisition of producing properties from the Partnerships, as described above, could impact the anticipated timing and nature of the remaining 1998 capital expenditures discussed above. The Company currently plans to participate in the drilling of 73 gross wells this year, compared to 182 wells in 1997. Through March 31, 1998, the Company had participated in drilling 30 wells (5 exploratory and 25 development wells with 3 exploratory successes and 23 development successes). The steady growth in the Company's unproved property account which is not being amortized is indicative of the shift to a focus on drilling activity, as the Company acquires prospect acreage, and due to foreign activities.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The Company believes that 1998's anticipated internally generated cash flows, together with its existing credit facilities, should be sufficient to finance the costs associated with its currently budgeted 1998 capital expenditures and other uses of working capital.

      RESULTS OF OPERATIONS

      Comparison of Three Months Ended March 31, 1998 and 1997

         Net income of $3.2 million and earnings per share of $0.20 for the first three months of 1998 were 53% and 51% lower, respectively, than net income of $6.8 million, and earnings per share of $0.41 in the same period for 1997. This decrease in net income primarily reflected the effect of a 14% decrease in oil and gas sales revenues as a result of a 37% and 26% decrease in oil and gas prices, respectively, which was partially offset by increased oil and gas volumes of 17% and 19%, respectively.

      Revenues

         The Company's revenues decreased 16% during the first three months of 1998 from the comparative period in 1997, due primarily to the decrease in oil and gas sales. Oil and gas sales decreased 14% to $15.8 million in the first three months of 1998, compared to $18.4 million for the comparative period in 1997. The 19% increase in natural gas production and the 17% increase in oil production were primarily the result of production from recent drilling activity, most notably from the Company's two primary development areas, the AWP Olmos Field and the Austin Chalk trend. The Company's net sales volume (including the volumetric production payment) in the first three months of 1998 increased by 19% or 1.1 Bcfe (billion cubic feet equivalent) over volumes in the comparable 1997 period. The increases in volume were more than offset by a 37% decrease in oil prices received between the two periods, and a 26% decrease in gas prices between the two periods, as highlighted in the table below.

         The elements of the Company's $2.6 million decrease in oil and gas sales during the first three months of 1998 included: (1) volume increases that added $2.9 million of sales from a 1.0 Bcf increase in gas sales volumes and $0.6 million of increased sales from the 28,900 barrel increase in oil sales volumes and (2) price variances that subtracted $4.6 million from sales due to the decrease in average gas prices received, and $1.5 million decrease in sales due to the decrease in average oil prices received. The Company's three-month 1998 oil and gas sales from the AWP Olmos Field were $8.3 million ($11.1 million in 1997) from 4.0 Bcfe of net sales volumes (3.7 Bcfe in 1996) for an increase of 0.3 Bcfe, while the Austin Chalk trend generated three-month 1998 oil and gas sales of $4.2 million ($3.0 million in 1997) from 1.8 Bcfe of net sales volume (1.0 Bcfe in 1997) for an increase of 0.8 Bcfe.

         Revenues from oil and gas sales comprised 89% and 86%, respectively, of total revenues for the first three months of 1998 and 1997. The majority (84% and 82%, respectively) of these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas sales to continue to increase as a direct consequence of the addition of oil and gas reserves through the Company's active drilling program.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The following table provides additional information regarding the Company's oil and gas sales.

                                             Net Sales Volume              Average Sales Price
                                             ----------------              -------------------
                                          Oil (Bbl)     Gas (Mcf)         Oil (Bbl)       Gas (Mcf)
                                          --------      --------          --------        --------

        1997
        3 Mos Ended 03-31-97              166,240       4,903,206          $20.13           $3.06

        1998
        3 Mos Ended 03-31-98              195,114       5,858,509          $12.61           $2.28


         Supervision fees increased 3%, having grown from $1.2 million in the first three months of 1997 to $1.3 million in the first three months of 1998. This increase is primarily due to the annual escalation in well overhead rates, and the increase in drilling activity by the Company, which in turn increases the drilling well overhead portion of such fees paid to the Company as operator of these wells.

      Costs and Expenses

         General and administrative expenses for the first three months of 1998 increased by approximately $68,000 or 4% when compared to the same period in 1997. This increase in costs reflects the increase in the Company's activities. However, the Company's general and administrative expenses per Mcfe produced decreased by 15% from $0.27 per Mcfe produced for the first three months of 1997 to $0.23 per Mcfe produced for the comparable period in 1998. The majority of the companies in the oil and gas industry treat supervision fees as a reduction of their general and administrative expenses. If the Company were to follow this practice, these expenses net of supervision fees would have decreased from $0.06 per Mcfe produced for the first three months of 1997 to $0.05 per Mcfe produced for the same period in 1998.

         Depreciation, depletion, and amortization ("DD&A") increased 25% (approximately $1.3 million) for the first three months of 1998, primarily due to the Company's reserves additions and associated costs and to the related sale of increased quantities of oil and gas produced therefrom. The Company's DD&A rate per Mcfe of production has increased from $0.89 per Mcfe produced in the 1997 period to $0.92 per Mcfe produced in the 1998 period, reflecting variations in the per unit cost of reserve additions.

         The Company's production costs per Mcfe decreased from $0.47 per Mcfe produced in the 1997 period to $0.45 per Mcfe produced in the 1998 period. Primarily due to the 19% increase in production volumes, oil and gas production costs increased 14% (approximately $400,000) in the first three months of 1998 when compared to the first three months of 1997. As discussed above, the Company's increase in production is primarily through its drilling activities in the AWP Olmos Field and Austin Chalk trend, where the Company already has an established operating base. The increase in production costs is partially offset by an exemption in these same fields from the 7.5% Texas severance tax applicable to gas production from certain natural gas wells certified to be in tight formations or to be deep wells by the Texas Railroad Commission. Additionally, commencing September 1, 1996, certain wells certified as "high cost gas" wells are entitled to a reduction of severance tax based upon a formula amount, but not the full exemption of 7.5% received on certified wells drilled prior to September 1, 1996.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      This tax exemption has had a positive impact on the Company's production costs during 1997 and 1998.

         Interest expense in the first three months of 1998 on the 6.25% Notes, including amortization of debt issuance costs, totaled $1,884,000
      ($1,874,000 in the 1997 period), while interest expense on the credit facilities, including commitment fees, totaled $304,000 ($10,000 in the 1997 period for commitment fees) for a total interest expense of $2,188,000 (of which $803,000 was capitalized). In the first three months of 1997, these costs totaled $1,884,000 (of which $535,000 was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The increase in interest expense in 1998 is attributable to the increase in interest incurred on the credit increased amounts outstanding on its facilities.

      Year 2000

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

Date: May 13, 1998                          By:    (Original Signed By)
      ------------                          ----------------------------------
                                            John R. Alden
                                            Sr. Vice President - Finance
                                            Chief Financial Officer, Secretary


Date: May 13, 1998                          By:    (Original Signed By)
      ------------                          ----------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President,
                                            Controller and Principal
                                            Accounting Officer