Form 10-Q
period 1998-06-30
SWIFT ENERGY CO
filed 1998-08-13
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                         Yes     X       No
                               ----

            Indicate the number of shares outstanding of each of the
              Registrant's classes of the common stock, as of the
                            latest practicable date.

                  Common Stock                 16,460,523 Shares
                 ($.01 Par Value)         (Outstanding at July 31, 1998)
                 (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                      PAGE

         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  June 30, 1998 and December 31, 1997                                            3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month and Six-month periods ended
                       June 30, 1998 and 1997                                                         5

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  June 30, 1998 and December 31, 1997                                            6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Six-month periods ended June 30, 1998 and 1997                          7

                    Notes to Condensed Consolidated Financial Statements                              8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                        12

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk. - None

PART II.  OTHER INFORMATION

         Items 1-3 - None.                                                                           21

         Item 4. - Submission of Matters to a Vote of Security Holders                               21

         Item 5. - Other Information                                                                 21

         Item 6. - Exhibits and Reports on Form 8-K                                                  21

SIGNATURES                                                                                           22

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30, 1998                 December 31, 1997
                                                             -------------------------        ------------------------
                                                                     (Unaudited)                      (Note 1)
ASSETS
Current Assets:
  Cash and cash equivalents                                  $              11,505,900        $              2,047,332
  Accounts receivable -
    Oil and gas sales                                                       10,384,687                      11,143,033
    Associated limited partnerships
       and joint ventures                                                    7,931,842                       8,498,702
    Joint interest owners                                                    7,711,519                       7,357,660
  Other current assets                                                       1,748,143                         935,059
                                                             -------------------------        ------------------------
      Total Current Assets                                                  39,282,091                      29,981,786
                                                             -------------------------        ------------------------

Property and Equipment:
  Oil and gas, using full-cost accounting
    Proved properties being amortized                                      387,959,666                     326,836,431
    Unproved properties not being amortized                                 49,936,056                      41,839,809
                                                             -------------------------        ------------------------
                                                                           437,895,722                     368,676,240
  Furniture, fixtures, and other equipment                                   6,487,617                       6,242,927
                                                             -------------------------        ------------------------
                                                                           444,383,339                     374,919,167
  Less-Accumulated depreciation, depletion,
       and amortization                                                    (84,614,965)                    (70,700,240)
                                                             -------------------------        ------------------------
                                                                           359,768,374                     304,218,927
                                                             -------------------------        ------------------------
Other Assets:
  Receivables from associated limited
    partnerships, net of current portion                                       424,461                         433,444
  Limited partnership formation and
    marketing costs                                                            775,267                         297,219
  Deferred charges                                                           4,008,426                       4,184,014
                                                             -------------------------        ------------------------
                                                                             5,208,154                       4,914,677
                                                             -------------------------        -------------------------
                                                             $             404,258,619        $            339,115,390
                                                             =========================        ========================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30, 1998                  December 31, 1997
                                                            -----------------------           ----------------------
                                                                  (Unaudited)                       (Note 1)
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities                  $            22,189,702           $           16,518,240
  Payable to associated limited partnerships                                284,185                        3,245,445
  Undistributed oil and gas revenues                                      6,463,300                        8,753,979
                                                            -----------------------           ----------------------
      Total Current Liabilities                                          28,937,187                       28,517,664
                                                            -----------------------           ----------------------

Long-Term Debt                                                          115,000,000                      115,000,000
Bank Borrowings                                                          64,000,000                        7,915,000
Deferred Revenues                                                         2,302,147                        2,927,656
Deferred Income Taxes                                                    28,082,571                       25,354,150

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized, none outstanding                                         ---                              ---
  Common stock,  $.01 par value,  35,000,000 shares
    authorized,  16,969,631 and 16,846,956
    shares issued, and 16,534,357 and 16,459,156
    shares outstanding, respectively                                        169,696                          168,470
  Additional paid-in capital                                            148,695,638                      147,542,977
  Treasury stock held, at cost, 435,274 and
    387,800 shares, respectively                                         (9,346,511)                      (8,519,665)
  Unearned ESOP compensation                                                (66,926)                        (150,055)
  Retained earnings                                                      26,484,817                       20,359,193
                                                            -----------------------           ----------------------
                                                                        165,936,714                      159,400,920
                                                            -----------------------           ----------------------
                                                             $          404,258,619           $          339,115,390
                                                            =======================           ======================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                          Three months ended June 30,             Six months ended June 30,
                                                     -------------------------------------    ---------------------------------
                                                            1998                1997                1998              1997
                                                     ----------------    -----------------    ---------------   ---------------
Revenues:
  Oil and gas sales                                  $     15,681,004    $      14,071,526    $    31,482,915   $    32,441,177
  Fees from limited partnerships
    and joint ventures                                        124,948              165,373            204,879           264,103
  Interest income                                              44,376              751,351             62,875         1,750,176
  Other, net                                                  490,402              664,828          1,065,290         1,195,124
                                                     ----------------    -----------------    ---------------   ---------------
                                                           16,340,730           15,653,078         32,815,959        35,650,580
                                                     ----------------    -----------------    ---------------   ---------------

Costs and Expenses:
  General and administrative, net of
     reimbursement                                            879,945              857,260          1,880,424         1,808,430
  Depreciation, depletion, and amortization                 7,250,518            5,711,594         13,985,240        11,108,541
  Oil and gas production                                    2,355,237            2,033,073          4,874,997         4,171,782
  Interest expense, net                                     1,584,877            1,043,677          2,969,643         2,393,308
                                                     ----------------    -----------------    ---------------   ---------------
                                                           12,070,577            9,645,604         23,710,304        19,482,061
                                                     ----------------    -----------------    ---------------   ---------------

Income before Income Taxes                                  4,270,153            6,007,474          9,105,655        16,168,519

Provision for Income Taxes                                  1,373,683            1,893,785          2,979,570         5,285,567
                                                     ----------------    -----------------    ---------------   ---------------

Net Income                                           $      2,896,470    $       4,113,689    $     6,126,085   $    10,882,952
                                                     ================    =================    ===============   ===============

Per Share Amounts -
  Basic:                                             $           0.18    $            0.25    $          0.37   $          0.66
                                                     ================    =================    ===============   ===============

  Diluted:                                           $           0.18    $            0.24    $          0.37   $          0.61
                                                     ================    =================    ===============   ===============

Weighted Average Shares Outstanding                        16,524,739           16,402,062         16,512,562        16,552,349
                                                     ================    =================    ===============   ===============

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Additional                      Unearned
                                        Common        Paid-In       Treasury          ESOP         Retained
                                       Stock(1)       Capital         Stock       Compensation     Earnings         Total
                                    ------------   -------------  -------------   ------------   -------------  --------------
Balance, December 31, 1996          $    151,764   $ 102,018,861  $         ---   $   (521,354)  $  41,112,339  $  142,761,610
   Stock issued for benefit plans
       (12,227 shares)                       122         371,359            ---            ---             ---         371,481
   Stock options exercised
      (137,155 shares)                     1,372       1,613,071            ---            ---             ---       1,614,443
   Employee stock purchase plan
      (26,551 shares)                        266         403,145            ---            ---             ---         403,411
   10%  stock dividend (1,494,606
      shares)                             14,946      43,048,389            ---            ---     (43,063,335)            ---
   Allocation of ESOP shares                 ---          88,152            ---        371,299             ---         459,451
   Purchase of 387,800 shares as
     treasury stock                          ---             ---     (8,519,665)           ---             ---      (8,519,665)
   Net income                                ---             ---            ---            ---      22,310,189      22,310,189
                                    ------------   -------------  -------------   ------------   -------------  --------------

Balance, December 31, 1997          $    168,470   $ 147,542,977  $  (8,519,665)  $   (150,055)  $  20,359,193  $  159,400,920
                                    ============   =============  =============   ============   =============  ==============

   Stock issued for benefit plans
       (20,032 shares) (2)                   200         367,058            ---            ---             ---         367,258
   Stock options exercised
       (81,871 shares) (2)                   818         493,222            ---            ---             ---         317,548
   10/97 stock dividend adjustment
       (16 shares) (2)                       ---             461            ---            ---            (461)            ---
   Allocation of ESOP shares (2)             ---         (25,420)           ---         83,129             ---          57,709
   Purchase of 47,474 shares as
       treasury stock (2)                    ---             ---       (826,846)           ---             ---        (826,846)
   Net income (2)                            ---             ---            ---            ---       6,126,085       6,126,085
                                    ------------   -------------  -------------   ------------   -------------  --------------

Balance, June 30, 1998 (2)          $    169,696   $ 148,695,638  $  (9,346,511)  $    (66,926)  $  26,484,817  $  165,936,714
                                    ============   =============  =============   ============   =============  ==============


(1) $.01 Par Value
(2) Unaudited

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                        ------------------------------------------------
                                                                                1998                         1997
                                                                        -------------------          -------------------
Cash Flows From Operating Activities:
  Net income                                                            $         6,126,085          $        10,882,952
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                    13,985,240                   11,108,541
    Deferred income taxes                                                         2,728,421                    4,767,566
    Deferred revenue amortization related to production payment                    (647,279)                    (763,088)
    Other                                                                           233,297                      616,794
    Change in assets and liabilities -
      Decrease in accounts receivable                                             2,864,171                    3,432,911
      Decrease in accounts payable and accrued
        liabilities, excluding income taxes payable                                 (20,211)                    (294,150)
      Increase in income taxes payable                                              221,223                      533,737
                                                                        -------------------          -------------------

        Net Cash Provided by Operating Activities                                25,490,947                   30,285,263
                                                                        -------------------          -------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                           (66,968,334)                 (64,042,926)
  Proceeds from the sale of property and equipment                                1,199,061                    1,648,477
  Net cash received (distributed) as operator
    of oil and gas properties                                                    (6,749,156)                  (1,740,833)
  Net cash received (distributed) as operator
    of partnerships and joint ventures                                              575,843                    2,364,071
  Limited partnership formation and marketing costs                                (478,048)                    (345,321)
  Other                                                                             (48,745)                     247,645
                                                                        -------------------          -------------------

        Net Cash Used in Investing Activities                                   (72,469,379)                 (61,868,887)
                                                                        -------------------          -------------------

Cash Flows From Financing Activities:
  Net proceeds from bank borrowings                                              56,085,000                          ---
  Net proceeds from issuances of common stock                                     1,178,846                    1,428,708
  Purchase of  treasury stock                                                      (826,846)                  (8,417,228)
                                                                        -------------------          -------------------

        Net Cash Provided by (Used in) Financing Activities                      56,437,000                   (6,988,520)
                                                                        -------------------          -------------------

Net Increase (Decrease) in Cash and Cash Equivalents                              9,458,568                  (38,572,144)

Cash and Cash Equivalents at Beginning of Period                                  2,047,332                   77,794,974
                                                                        -------------------          -------------------

Cash and Cash Equivalents at End of Period                              $        11,505,900          $        39,222,830
                                                                        ===================          ===================

Supplemental disclosures of cash flow information:

Cash paid during period for interest, net of amounts
  capitalized                                                           $         2,794,055          $         2,036,002
Cash paid during period for income taxes                                $            29,926          $           150,000

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


 (1)  GENERAL INFORMATION

         The condensed consolidated financial statements included herein have been prepared by Swift Energy Company (the "Company") and are unaudited, except for the balance sheet at December 31, 1997, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

         In the second quarter of 1998, the Company began netting supervision fees against general and administrative expenses and oil and gas production costs. This reclassification has been made to all periods presented. Certain other reclassifications have also been made to prior year amounts to conform to current year presentation.

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

         For the first six months of 1998, the Company entered into oil and natural gas price hedging contracts covering a portion of the Company's and its affiliated partnerships' oil and natural gas production. For January, 1,500,000 MMBtu of natural gas was covered, providing a minimum price of $2.00 per MMBtu. For February, 3,000,000 MMBtu of gas was covered with a minimum price of $2.00. March was covered for 2,000,000 MMBtu at $1.80 and 500,000 MMBtu at $1.90. April, May, and June were each covered for 1,000,000 MMBtu of gas at $1.80, $1.90, and $2.10 respectively. Additionally, for July, 1,000,000 MMBtu of gas was covered with a minimum price of $2.10.

         For the months of January and February, 60,000 Bbls of oil production were covered each month providing for a minimum price of $18.00 per Bbl. The costs related to 1998 hedging activities through June 30, totaled approximately $377,000 with benefits of approximately $101,000 being received, resulting in a net cash outlay of approximately $276,000 or $0.019 per Mcfe. The Company had no open contracts at June 30, 1998.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


      Income Per Share

          The Company has adopted  Statement of Financial  Accounting  Standards
      (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. Basic income per share has been computed using the weighted average number of common shares outstanding during the respective periods. Basic income per share has been retroactively restated in all periods presented to give recognition to the adoption of SFAS No. 128, as well as to give recognition to an equivalent change in capital structure as a result of a 10% stock dividend declared in October 1997 that resulted in an additional 1,494,622 shares being issued.

         The calculation of diluted income per share assumes conversion of the Company's Convertible Notes as of the beginning of the respective periods and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise of stock options and warrants (using the treasury stock method). Diluted income per share has also been retroactively restated for all periods presented to give effect to the adoption of SFAS No. 128 and the 10% stock dividend. The original conversion price of the Convertible Notes of $34.6875 was revised to $31.534 to reflect the October 1997 stock dividend declared.

         The following is a reconciliation of the calculation of basic and diluted earnings per share for the six months ended June 30, 1998, and 1997:

                                                          Six Months Ended June 30,
                                 ----------------------------------------------------------------------------
                                                 1998                                   1997
                                 -------------------------------------  -------------------------------------
                                                                Per                                    Per
                                      Net                      Share         Net                      Share
                                    Income      Shares        Amount        Income       Shares       Amount
                                 ----------- ------------   ---------    -----------  -----------  ----------
      Basic EPS:
      Net Income and Share
         Amounts                 $ 6,126,085   16,512,562   $    0.37   $ 10,882,952   16,552,349  $     0.66

      Dilutive Securities:
      Convertible Notes            2,092,227    3,646,847                  1,818,850    3,646,847
      Stock Options                       --      174,556                         --      493,985
                                 ----------- ------------               ------------- -----------

      Diluted EPS:
      Net Income and Assumed
         Share Conversions       $ 8,218,312   20,333,965   $    0.37   $ 12,701,802   20,693,181  $     0.61
                                 ----------- ------------   ----------  ------------  -----------  ----------


 (3)  NEW ACCOUNTING PRONOUNCEMENTS

         In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity which are excluded from net income. The adoption of this statement does not have a material impact on the Company or its financial disclosures, as the Company has not historically and currently does not enter into transactions which result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments, and unrealized gains and losses on available for sale securities).

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow the gains and losses on derivatives to offset related results on the hedged item in the income statements, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instrument and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

         The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of our adoption of SFAS No.133.

 (4)  SUBSEQUENT EVENTS

         On July 2, 1998, the Company entered into a purchase agreement to acquire from Sonat Exploration Company ("Sonat"), a subsidiary of Sonat Inc., effective April 1, 1998, certain producing oil and gas properties (the "Sonat Properties") located in the Texas and Louisiana Austin Chalk trend for approximately $87.6 million in cash, with a majority of the purchase price being allocated to proved reserves. As of April 1, 1998, estimated proved reserves for the Sonat Properties were 91.1 Bcfe, of which approximately 56% was natural gas, with 1997 production of 22.0 Bcfe, of which approximately 51% was natural gas. The properties include 156 producing oil and natural gas wells in the Brookeland Field in Southeast Texas and the Masters Creek Field in Western Louisiana, 21 saltwater disposal wells, a 20% interest in two natural gas plants, associated production facilities and working interests in approximately 200,000 undeveloped net acres containing more than 50 drilling locations. The Company will become operator of 113 of the 156 wells. The two gas plants are outside operated and have combined capacity of 250 Mmcfe per day, and in 1997 had operating cash flow of $2.8 million. Certain other owners of oil and gas interests in the Sonat Properties have the preferential right to acquire certain additional interests which, if acquired, would reduce the interest acquired by the Company. The acquisition is expected to close in August 1998.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1998 (UNAUDITED) AND DECEMBE


         The Sonat Properties Acquisition will extend one of the Company's core areas by adding producing reserves that the Company believes will significantly increase its production on a short-term basis. Furthermore, as a result of the Company's extensive experience in other parts of the Austin Chalk trend, the Company believes that it can successfully exploit incremental drilling opportunities in the future.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GENERAL

       The Company's principal corporate objectives are the accumulation of crude oil and natural gas reserves for production and sale and the enhancement of the net present value of those reserves. The Company was formed in 1979 and, from 1985 to 1991, grew primarily through the acquisition of producing properties funded through limited partnership financing. Commencing in 1991, the Company began to emphasize the addition of reserves through increased development and exploration drilling activity. This emphasis on development and exploration drilling has led to additions of increasing quantities of reserves in each of the years 1995 through 1997, and in the first six months of 1998. The Company's revenues are primarily comprised of oil and gas sales attributable to properties in which the Company owns a direct or indirect interest.

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

     LIQUIDITY AND CAPITAL RESOURCES

       During the first six months of 1998, the Company relied upon its internally generated cash flow, along with $56.1 million of bank borrowings to fund its capital expenditures. Cash and working capital for the remainder of 1998 are expected to be provided through internally generated cash flows, bank borrowings and debt or equity financing. During 1997, the Company relied upon net proceeds from its $115.0 million Convertible Notes and its internally generated cash flows, along with $7.9 million of bank borrowings.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     Net Cash Provided by Operating Activities

         For the six month period ended June 30, 1998, net cash provided by operating activities decreased by 16% to $25.5 million, as compared to $30.3 million during the first six months of 1997. The 1998 decrease of $4.8 million was primarily due to a decrease in cash flows from oil and gas sales, which decreased by $0.8 million (3%), exclusive of the non-cash amortization of deferred revenues associated with the Company's volumetric production payment, along with the $1.7 million decrease in interest income and the $0.6 million increase in interest expense, a result of having expended all the net proceeds of the $115.0 million Convertible Notes offering and increased bank borrowings, as well as the $0.7 million increase in production costs which relates to the increase in production volumes. The decrease in oil and gas sales was due to substantially lower product prices, somewhat offset by increased production volumes, as discussed below.

     Sale of Convertible Subordinated Notes

         In November 1996, the Company issued $115.0 million of the Convertible Notes in a public offering. Proceeds of the offering were used to repay all of the Company's bank borrowings ($33.1 million on November 25, 1996) and, together with internally generated cash flows, to fund capital expenditures and working capital needs through 1997.

     Existing Credit Facilities

         At June 30, 1998, the Company had outstanding borrowings of $64.0 million under its Existing Credit Facilities. At June 30, 1997, the Company had no outstanding balances under these borrowing arrangements, since the balance of those borrowings was repaid in November 1996 with proceeds from the Company's $115.0 million Convertible Notes. Currently, the Existing Credit Facilities consist of a $100.0 million revolving line of credit with an $80.0 million borrowing base, and a $7.0 million revolving line of credit with a $5.1 million borrowing base. The terms of the Existing Credit Facilities include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company is currently in compliance with the provisions of these agreements. The Company expects to replace the Existing Credit Facilities with a new credit facility (the "New Credit Facility").

     New Credit Facility

         The Company expects to close in August 1998 on a $250.0 million revolving credit facility, of which the lead bank will commit $37.5 million and syndicate the balance with a group of banks. The New Credit Facility is expected to be subject to an initial borrowing base of $200.0 million with such borrowing base to be redetermined semi-annually.

         The interest rate is expected to be either (i) the lead bank's prime rate or (ii) adjusted LIBOR plus the applicable margin depending on the level of outstanding debt. The applicable margin will be based on the Company's ratio of outstanding balance on the New Credit Facility to the last calculated borrowing base. The New Credit Facility is expected to extend for four years from the closing date.

         It is expected that the terms of the New Credit Facility will include, among other restrictions, limitations on debt obligations, certain liens, dividends (not to exceed $2.0

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     million annually), as well as requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt and equity ratios). The Company expects to provide a negative pledge on all of its assets to secure the loan.

     Debt Maturities

         Borrowings under the Company's Existing Credit Facilities mature on September 30, 1999 and the New Credit Facility is expected to mature in 2002. The Company's $115.0 million Convertible Notes mature November 15, 2006.

     Recent Developments

         The Company believes that declines in prices for oil and natural gas create opportunities for it to increase its reserve base through economically attractive acquisitions. The Company targets proved producing properties that it believes have the potential to increase cash flows through subsequent drilling activities and the application of improved drilling techniques. Accordingly, the Company plans to enter into the following transactions:

        Sonat Properties Acquisition. On July 2, 1998, the Company entered into a purchase agreement to acquire from Sonat, effective April 1, 1998, certain producing oil and gas properties located in the Texas and Louisiana Austin Chalk trend for approximately $87.6 million in cash, with a majority of the purchase price being allocated to proved reserves. As of April 1, 1998, estimated proved reserves for the Sonat Properties were 91.1 Bcfe, of which approximately 56% was natural gas, with 1997 production of 22.0 Bcfe, of which approximately 51% was natural gas. The properties include 156 producing oil and natural gas wells in the Brookeland Field in Southeast Texas and the Masters Creek Field in Western Louisiana, 21 saltwater disposal wells, a 20% interest in two natural gas plants, associated production facilities and working interests in approximately 200,000 undeveloped net acres containing more than 50 drilling locations. The Company will become operator of 113 of the 156 wells. The two gas plants are outside operated and have combined capacity of 250 Mmcfe per day, and in 1997 had operating cash flow of $2.8 million. Certain other owners of oil and gas interests in the Sonat Properties have the preferential right to acquire certain additional interests which, if acquired, would reduce the interest acquired by the Company. The acquisition is expected to close in August 1998.


        The Sonat Properties Acquisition will extend one of the Company's core areas by adding producing reserves that the Company believes will significantly increase its production on a short-term basis. Furthermore, as a result of the Company's extensive experience in other parts of the Austin Chalk trend, the Company believes that it can successfully exploit incremental drilling opportunities in the future.


         Partnership Properties Acquisition. On April 21, 1998, the Company filed with the Securities and Exchange Commission a registration statement under which limited partners in 63 Swift-managed production partnerships formed between 1986 and 1994 will be asked to separately approve a proposal that each of their partnerships sell all of their oil and gas assets to the Company. The purchase price has been determined to be the higher of two market value estimates of the property interests owned by these Partnerships, as prepared by three independent appraisers, and adding to that higher estimate a 7.5% premium. If all 63

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      partnerships approve these proposals, the purchase price is anticipated to be approximately $70.6 million (after deducting the portion of the total purchase price allocated to the Company through its ownership interests in the partnerships). The quantities of any reserves purchased will be reduced by production which takes place after January 1, 1998. The Partnerships have continued to make quarterly cash distributions to their investors during 1998. Accordingly, the purchase price paid to each Partnership will be reduced by the distributions received after January 1, 1998. The registration statement also related to the offering of 2.5 million shares of common stock to limited partners of partnerships that approve the proposed sale. Each limited partner in such partnerships can individually elect to purchase shares of common stock with some or all of their respective cash distribution from their partnership resulting from the property sales. The price at which the common stock will be offered will be based upon the average closing prices from the common stock during a future time frame close to the voting upon the proposals by the partnerships.


     Working Capital

         The Company's working capital increased over the last six months from $1.5 million at December 31, 1997, to $10.3 million at June 30, 1998. This increase is primarily the result of approximately $8.8 million in cash previously escrowed on the Sonat Properties (originally drawn on the revolving line of credit) being refunded to the Company and increasing cash and cash equivalents at period end.

         Due to the nature of the Company's business highlighted above, the individual components of its working capital fluctuate considerably from period to period. The Company incurs significant working capital requirements in connection with its role as operator of approximately 650 wells, its drilling programs, and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

     Common Stock Repurchase Program

       In March 1997, the Company's Board of Directors approved a common stock repurchase program for up to $20.0 million of the Company's common stock, which terminated June 30, 1998. Under this program, the Company used approximately $9.4 million of working capital to acquire 435,274 shares in the open market at an average cost of $21.47 per share. The Board of Directors approved a new repurchase program on July 21, 1998 for up to $10.0 million of the Company's common stock.

     Common Stock Dividend

       In October 1997, the Company declared a 10% stock dividend to shareholders of record. The transaction was valued based on the closing price ($28.8125) of the Company's common stock on the New York Stock Exchange on October 1, 1997. As a result of the issuance of 1,494,622 shares of the Company's common stock as a dividend, retained earnings were reduced by $43.1 million, with the common stock and additional paid-in capital accounts increased by the same amount.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     Capital Expenditures

       Capital expenditures for property, plant, and equipment during the first six months of 1998 were $70.0 million. These capital expenditures included:
     (a) $45.7 million of drilling costs, both development and exploratory (primarily in the AWP Olmos Field and Austin Chalk trend), (b) $14.3 million of domestic prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the Company's account), (c) $1.3 million invested in foreign business opportunities, in New Zealand (approximately $0.6 million), Venezuela (approximately $0.3 million), and Russia (approximately $0.4 million), (d) $1.5 million spent on field facilities and production equipment, and (e) $4.0 million on producing property acquisitions, with the remainder spent primarily for computer equipment and furniture and fixtures.

       The consummation of the Sonat and Partnership Properties Acquisitions, estimated at a capital cost of $145.8 million, could impact the anticipated timing and nature of the remaining 1998 capital expenditures. The Company has budgeted capital expenditures of $241.5 million for 1998, comprised of $145.8 million for producing property acquisitions and $95.7 million for development and exploration. Approximately 59% of the $95.7 million is targeted for the continued development of the Company's two core areas. In the remaining six months of 1998, the Company expects capital expenditures to be approximately $171.5 million, including investments in all areas in which investments were made during the first six months of the year as described above, with a particular focus on the acquisition of producing properties. The Company currently plans to participate in the drilling of 77 gross wells this year, compared to 182 wells in 1997. Through June 30, 1998, the Company had participated in drilling 55 wells (44 development wells and 11 exploratory with 38 development successes and 5 exploratory successes) at a capital cost of approximately $45.7 million to the Company. The steady growth in the Company's unproved property account which is not being amortized is indicative of the Company's continued focus on drilling, as the Company acquires prospect acreage, and continued foreign activities.

       The Company believes that 1998's anticipated internally generated cash flows (expected to increase as the Company's production base increases as a result of its drilling program and the Sonat and Partnership Properties Acquisitions), together with bank borrowings will be sufficient to finance the costs associated with its currently budgeted 1998 capital expenditures.

     RESULTS OF OPERATIONS

     Comparison of Six Months Ended June 30, 1998 and 1997

     Revenues

       The Company's revenues decreased 8% during the first six months of 1998 as compared to the same period in 1997, due primarily to the decrease in oil and gas sales, a result of lower commodity prices, and the decrease in interest income, resulting from expenditure of the net proceeds from the Convertible Notes by year-end 1997.

     Oil and Gas Sales

       Oil and gas sales decreased 3% to $31.5 million in the first six months of 1998, compared to $32.4 million for the comparable period in 1997. The 20% increase in natural gas production and the 18% increase in oil production were primarily the result of production

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     from recent drilling activity, most notably from one of the Company's two core areas, the Austin Chalk trend. The Company's other primary development area, the AWP Olmos Field, experienced a slight increase (3%) in equivalent production when compared to 1997. The Company's net sales volume (including the volumetric production payment volumes) in the first six months of 1998 increased by 19% or 2.3 Bcfe (billion cubic feet equivalent) over volumes in the comparable 1997 period. The increases in volume were more than offset by a 36% decrease in oil prices and a 15% decrease in gas prices received between the two periods, as highlighted in the table below.

       The elements of the Company's $1.0 million decrease in oil and gas sales during the first six months of 1998 included: (1) volume increases that added $5.1 million of sales from a 2.0 Bcf increase in gas sales volumes and $1.1 million of increased sales from the 58,800 barrel increase in oil sales volumes and (2) price variances that had a $7.2 million unfavorable impact on sales due to the decrease in average gas prices received ($4.6 million), and a decrease in average oil prices received ($2.6 million). Oil and gas sales for the first six months of 1998 from the AWP Olmos Field were $17.2 million ($20.3 million in 1997) from 7.8 Bcfe of net sales volumes (7.6 Bcfe in 1997) for an increase of 0.2 Bcfe, while the Austin Chalk trend generated oil and gas sales of $8.9 million ($5.5 million in 1997) from 3.9 Bcfe of net sales volume (2.1 Bcfe in 1997) for an increase of 1.8 Bcfe.

       Revenues from oil and gas sales comprised 96% and 91%, respectively, of total revenues for the first six months of 1998 and 1997. The majority (85% and 81%, respectively) of these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas production to continue to increase due to both the addition of oil and gas reserves through the Company's active drilling program and from the acquisition of proved properties as discussed above.

         The following table provides additional information regarding the Company's oil and gas sales.

                                              Net Sales Volume             Average Sales Price
                                              ----------------             -------------------
                                           Oil (Bbl)    Gas (Mcf)         Oil (Bbl)     Gas (Mcf)
                                           --------     ---------         --------      --------
        1997
        3 Months Ended 03-31-97             166,240      4,903,206        $20.13         $3.06
        3 Months Ended 06-30-97             160,341      5,142,947        $17.08         $2.20
                                            -------     ---------
        6 Months Ended 06-30-97             326,581     10,046,153        $18.64         $2.62
                                            =======     ==========

        1998
        3 Months Ended 03-31-98             195,114      5,858,509        $12.61         $2.28
        3 Months Ended 06-30-98             190,225      6,159,255        $11.20         $2.20
                                            -------     ---------
        6 Months Ended 06-30-98             385,339     12,017,764        $11.91         $2.24
                                            =======     =========

     Costs and Expenses

       General and administrative expenses for the first six months of 1998 increased by approximately $72,000, or 4%, when compared to the same period in 1997. This increase in costs reflects the increase in the Company's activities. However, the Company's general and administrative expenses per Mcfe produced decreased by 13% from $0.15 per Mcfe produced for the first six months of 1997 to $0.13 per Mcfe produced for the comparable period in 1998. Supervision fees netted from general and administrative expenses for the first six months of 1998 and 1997 were $1.4 million and $1.3 million, respectively.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


       Depreciation, depletion, and amortization ("DD&A") increased 26% (approximately $2.9 million) for the first six months of 1998, primarily due to the Company's reserves additions and associated costs and to the related sale of increased quantities of oil and gas produced therefrom. The Company's DD&A rate per Mcfe of production has increased from $0.93 per Mcfe produced in the 1997 period to $0.98 per Mcfe produced in the 1998 period, reflecting increases in the per unit cost of reserve additions.

       Production costs per Mcfe decreased from $0.35 per Mcfe produced in the 1997 period to $0.34 per Mcfe produced in the 1998 period. Primarily due to the 19% increase in production volumes, oil and gas production costs increased by 17% (approximately $0.7 million) in the first six months of 1998 when compared to the first six months of 1997. Supervision fees netted from production costs for the first six months of 1998 and 1997 were $1.4 million and $1.3 million, respectively.

       Interest expense in the first six months of 1998 on the Convertible Notes, including amortization of debt issuance costs, totaled $3.8 million ($3.8 million in the 1997 period), while interest expense on the Existing Credit Facilities, including commitment fees, totaled $1.1 million ($24,000 in the 1997 period for commitment fees alone) for total interest payments of $4.8 million (of which $1.9 million was capitalized). In the first six months of 1997, these payments totaled $3.8 million (of which $1.4 million was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The increase in interest expense in 1998 is attributable to the increase in interest incurred on the amounts outstanding on its Existing Credit Facilities.

     Net Income

       Net income of $6.1 million and basic earnings per share of $0.37 for the first six months of 1998 were both 44% lower than net income of $10.9 million and basic earnings per share of $0.66 in the same period for 1997. This decrease in net income primarily reflected the effect of a decrease in oil and gas revenues as a result of a 36% and 15% decrease in oil and gas prices, respectively, which was partially offset by increased oil and gas volumes of 18% and 20%, respectively.

     RESULTS OF OPERATIONS

     Comparison of Three Months Ended June 30, 1998 and 1997

     Revenues

       The Company's revenues increased 4% during the second quarter of 1998 as compared to the same period in 1997, due primarily to the increase in oil and gas sales. Higher oil and gas production volumes more than offset lower commodity prices. The decrease in interest income resulted from expenditure of the net proceeds from the Convertible Notes by year-end 1997.

     Oil and Gas Sales

       Oil and gas sales increased 11% to $15.7 million in the second quarter of 1998, compared to $14.1 million for the comparable period in 1997. The 20% increase in natural gas production and the 19% increase in oil production were primarily the result of production from recent drilling activity, most notably from one of the Company's two core areas, the Austin Chalk trend, which experienced an increase of 83% (1.0 Bcfe) in equivalent

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     production when compared to 1997. The Company's net sales volume (including the volumetric production payment volumes) in the second quarter of 1998 increased by 20% or 1.2 Bcfe over volumes in the comparable 1997 period. The increases in volume were partially offset by a 34% decrease in oil prices received between the two periods while gas prices were the same in the two periods.

       The elements of the Company's $1.6 million increase in oil and gas sales during the second quarter of 1998 included: (1) volume increases that added $2.2 million of sales from a 1.0 Bcf increase in gas sales volumes and $0.5 million of increased sales from the 29,900 barrel increase in oil sales volumes and (2) a $1.1 million unfavorable impact on sales due to the decrease in average oil prices received. Oil and gas sales from the Austin Chalk trend generated second quarter 1998 oil and gas sales of $4.7 million ($2.6 million in 1997) from 2.1 Bcfe of net sales volume (1.1 Bcfe in 1997) for an increase of 1.0 Bcfe.

       Revenues from oil and gas sales comprised 96% and 90%, respectively, of total revenues for the second quarter of 1998 and 1997. The majority (86% and 81%, respectively) of these revenues were derived from the sale of the Company's gas production. The Company expects oil and gas production to continue to increase due to both the addition of oil and gas reserves through the Company's active drilling program and from the acquisition of proved properties as discussed above.

     Costs and Expenses

       General and administrative expenses for the second quarter of 1998 increased by approximately $23,000, or 3%, when compared to the same period in 1997. This increase in costs reflects the increase in the Company's activities. However, the Company's general and administrative expenses per Mcfe produced decreased by 14% from $0.14 per Mcfe produced for the first six months of 1997 to $0.12 per Mcfe produced for the comparable period in 1998. Supervision fees netted from general and administrative expenses for the second quarter of 1998 and 1997 were $0.8 million and $0.6 million, respectively.

       Depreciation, depletion, and amortization increased 27% (approximately $1.5 million) for the second quarter of 1998, primarily due to the Company's reserves additions and associated costs and to the related sale of increased quantities of oil and gas produced therefrom. The Company's DD&A rate per Mcfe of production has increased from $0.94 per Mcfe produced in the 1997 period to $0.99 per Mcfe produced in the 1998 period, reflecting increases in the per unit cost of reserve additions.

         Production costs per Mcfe decreased from $0.33 per Mcfe produced in the 1997 period to $0.32 per Mcfe produced in the 1998 period. Primarily due to the 20% increase in production volumes, oil and gas production costs increased by 16% (approximately $0.3 million) in the second quarter of 1998 when compared to the second quarter of 1997. Supervision fees netted from production costs for the second quarter of 1998 and 1997 were $0.8 million and $0.6 million, respectively.

       Interest expense in the second quarter of 1998 on the Convertible Notes, including amortization of debt issuance costs, totaled $1.9 million ($1.9 million in the 1997 period), while interest expense on the Existing Credit Facilities, including commitment fees, totaled $0.8 million ($14,000 in the 1997 period for commitment fees alone) for total interest payments of $2.7 million (of which $1.1 million was capitalized). In the second quarter of 1997, these payments totaled $1.9 million (of which $0.9 million was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The increase in interest expense in 1998 is

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     attributable   to  the  increase  in  interest   incurred  on  the  amounts
     outstanding on its Existing Credit Facilities.

     Net Income

       Net income of $2.9 million and basic earnings per share of $0.18 in the second quarter of 1998 were 30% and 28% lower, respectively, than net income of $4.1 million and basic earnings per share of $0.25 in the second quarter of 1997. This decrease in net income primarily reflected the effect of a 34% decrease in oil prices while costs and expenses increased in relation to the 20% increase in production volumes.

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


Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders -

      A. The Company's annual meeting of shareholders was held on May 12, 1998. At the record date, 16,925,769 shares of common stock were issued and outstanding and entitled to one vote per share upon all matters submitted at the meeting. At the annual meeting, three nominees were elected to serve as Directors of the Company for terms to expire at the 2001 annual meeting of shareholders.

                                                             FOR             AGAINST              ABSTENTIONS
                                                             ---             -------              -----------
                      NOMINEES FOR DIRECTORS
             A. Earl Swift                                13,999,763           ---                 2,926,006
             Henry C. Montgomery                          14,003,505           ---                 2,922,264
             Harold J. Withrow                            14,003,505           ---                 2,922,264


Item 5.    Other Information -

           On July 24, 1998, the Company reported that its Board of Directors has authorized open market purchases of up to $10 million of the common stock of the Company. If $10 million of stock was repurchased at the closing price on July 23, 1998, the repurchase would equate to approximately five percent of the current shares outstanding. Purchases may be made at times and prices deemed appropriate by the Company considering its stock price, the price of oil and gas as commodities, and other factors.

Item 6.    Exhibits & Reports on Form 8-K -

      (a)   Documents filed as part of the report

           (3)    Exhibits

                  3.1 Employment agreement between Swift Energy Company and Joseph A. D'Amico dated February 1, 1998.

      (b) During the quarter ended June 30, 1998, the Company filed a report on Form 8-K dated June 5, 1998 containing financial statements of 24 limited partnerships which are not reporting entities under the Securities Exchange Act of 1934 and which are involved in the proposed transaction described under "Partnership Properties Acquisitions" under "Management's Discussion and Analysis-Liquidity and Capital Resources" in this form 10-Q.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SWIFT ENERGY COMPANY


                                             (Registrant)

Date: July 31, 1998                          By:    (Original Signed By)
      -------------                          ----------------------------------
                                             John R. Alden
                                             Sr. Vice President - Finance
                                             Chief Financial Officer, Secretary


Date: July 31, 1998                          By:    (Original Signed By)
      -------------                          -----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President,
                                             Controller and Principal
                                             Accounting Officer

                                   Exhibit 3.1

                              EMPLOYMENT AGREEMENT


    THIS EMPLOYMENT AGREEMENT ("Agreement") dated as of February 1, 1998, is by and between Swift Energy Company, a Texas corporation (the "Company"), and Joseph A. D'Amico ("Employee").

                              W I T N E S S E T H:

    WHEREAS, Employee is employed as Senior Vice President of the Company; and

    WHEREAS, the Company and Employee wish to document certain terms of employment of Employee in such capacity;

    NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Employee hereby agree as follows:

    1. Employment and Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby agrees to employ Employee, and Employee hereby agrees to serve as Senior Vice President of the Company, or in such other position as is mutually acceptable to both Employee and the Company, for a period of three years commencing on the date hereof, which period shall automatically be extended for an additional year on each anniversary of this Agreement thereafter (as so extended at any time, the "Term of Employment") unless notice to the contrary is given not less than 60 days prior to any anniversary of this Agreement by either party to this Agreement.

    2. Scope of Employment. During the Term of Employment, (i) Employee will serve as Senior Vice President with the powers and responsibilities of such position set forth in the bylaws of the Company, or in such other position as is mutually acceptable to both Employee and the Company, and Employee will perform diligently to the best of his ability those duties set forth therein and in this Agreement in a manner that promotes the interests and goodwill of the Company,
(ii) the Company shall not require Employee to relocate from Houston, Texas, and
(iii) the Company may assign Employee to other duties.

    3. Compensation. During the Term of Employment, the Company shall compensate Employee for his services hereunder in such amount as shall be determined by the Compensation Committee of the Board of Directors of the Company from time to time, but such compensation shall not be reduced at any time in contemplation of, related to, or as a result of, a Change in Control, as defined in Section 7.

    4. Additional Compensation and Benefits. As additional compensation for Employee's services under this Agreement, during the Term of Employment the Company agrees to provide Employee with the following reimbursements and benefits:

          (a) The Company shall reimburse Employee for reasonable and necessary expenses incurred by Employee in furtherance of the Company's business, including a mileage allowance for all business-related travel on a per-mile basis at a rate equivalent to that allowed by the Internal Revenue Service, provided that such expenses are incurred in accordance with the Company's policies and upon presentation of documentation in accordance with expense reimbursement policies of the Company as they may exist from time to time, and submission to the Company of adequate documentation in accordance with federal income tax regulations.

          (b) Employee may participate in any non-cash benefits provided by the Company to its employees as they may exist from time to time. Such benefits shall include leave or vacation time, medical and dental insurance, life insurance, accidental death and dismemberment insurance, retirement benefits and disability benefits, as such benefits may hereafter be provided by the Company in accordance with its policies in force from time to time. In addition, in the event of Employee's death during the Term of Employment, the Company shall make available to Employee's spouse, at the expense of such spouse, medical and dental insurance as provided by the terms and conditions of the then existing medical and dental insurance policies carried by the Company unless otherwise prohibited by applicable law.

    5. Confidentiality.

          (a) Employee recognizes that the Company's business involves the handling of confidential information of both the Company and the Company's affiliates and subsidiaries and requires a confidential relationship between the Company and its affiliates and subsidiaries and the Company and Employee. The Company's business requires the fullest practical protection and confidential treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data and knowledge of both the Company's affiliates and subsidiaries and the Company (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Employee in the course of his employment. Accordingly, during and after termination of employment by the Company, Employee agrees: (i) to prevent the disclosure to any third party of all such Confidential Information; (ii) not to use for Employee's own benefit any of the Company's Confidential Information, and
       (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of employment hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Employee or any knowledge or information known to the public in general

          (b) Employee agrees that every item of Confidential Information referred to in this Section 5 which relates to the Company's present business or which arises or is contemplated to arise out of use of the Company's time, facilities, personnel or funds prior to Employee's termination, is the property of the Company.

          (c) Employee further agrees that upon termination of his employment for any reason, he will surrender to the Company all reports, manuals, procedures, guidelines, documents, writing, illustrations, models and other such materials produced by him or coming into his possession by virtue of his employment with the Company during the period of his employment and agrees that all such materials are at all times the property of the Company. Employee shall be entitled to review, inspect and copy any of the Company information or material necessary for legal or other proceedings to which Employee is a party defendant by reason of the fact that he is or was an Employee of the Company.

    6. Covenant Not to Compete.

          (a) Subject to the provisions of (c) of this section, without the express prior written consent of the Company, Employee will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company where such employment may involve assisting such competitor with such activities as the Employee performed on behalf of the Company which directly compete with those now existing or contemplated as of this date; provided, however, the Company recognizes that any investment made by Employee in oil and gas properties owned by the Company which investments are made on the same terms (or terms more favorable to the Company) as those offered to unaffiliated third parties are specifically excluded from this section; and

          (b) Subject to the provisions of (c) of this section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.

          (c) Employee's obligations under (a) and (b) of this section shall continue in force only while Employee is receiving salary payments from the Company after termination, provided that if there has been a "Change in Control," as defined below, then the provisions of (a) and (b) of this section shall have no further force and effect after the date that such Change of Control occurs.

    7. Termination.

          (a) Either the Company or Employee may terminate Employee's employment during the Term of Employment upon 60 days' written notice. Such termination by the Company shall require the affirmative vote of a majority of the members of the Board of Directors of the Company then in office who have been or will have been directors for the two-year period ending on the date notice of the meeting or written consent to take such action is first provided to shareholders, or those directors who have been nominated for election or elected to succeed such directors by a majority of such directors (the "Continuing Directors"). In the case of termination during the Term of Employment, except in those circumstances covered by 7(b) or (c) below, Employee shall continue to receive salary for six months from the day he last worked on the Company's behalf pursuant to this Agreement, plus continuation at the Company's expense of such medical and dental coverage as then in effect for the same six month period. Notwithstanding the foregoing, Employee shall not receive such compensation if the Company terminates his employment for cause. "Cause" shall be defined as (i) commission of fraud against the Company, its subsidiaries, affiliates or customers, (ii) willful refusal without proper legal cause, after 30 days' advance written notice from the Chairman of the Board of the Company and/or the Chief Executive Officer of the Company, or, after a Change in Control, from the Continuing Directors, to faithfully and diligently perform Employee's duties as directed in such notice or correct or terminate those practices as described in such notice, all within the context of a forty-hour per week schedule, or (iii) breach of Section 5 of this Agreement.

          (b)   Change of Control.

                (1) In the event Employee's employment is terminated by the Company, after, by, on account of, or in connection with, a "Change of Control," as defined below, or in the event Employee resigns during the Term of Employment hereunder following a "Change in Control," as defined, the Company (i) shall pay Employee on his last day of employment by the Company a lump sum equal to eighteen months' salary, plus an additional two weeks' salary for every year of service to the Company, (ii) continue at the Company's expense such medical and dental coverage as then in effect for the remainder of the Term of Employment, and (iii) pay one year's premium on the universal life and group term life insurance policies carried on Employee's life or any successor to, or replacement of, such policies, together with assignment (if possible under the terms thereof) of such universal life policy to Employee within one year following such termination.

                (2) Change of Control: "Change of Control," for purposes of this Agreement, shall be deemed to have occurred upon the occurrence of any one (or more) of the following events, other than a transaction with another person controlled by, or under common control with, the
          Company:

                   (a) Any  person,  including  a "group"  as defined in Section
                (13)(d)(3) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the voting stock of the Company with respect to which 40% or more of the total number of votes for the election of the Board may be cast;

                   (b) As a result of, or in  connection  with,  any cash tender offer, exchange offer, merger or other business combination, sale of assets or contested election, or combination of the above, persons who were directors of the Company immediately prior to such event shall cease to constitute a majority of the Board;

                   (c) The stockholders of the Company shall approve an agreement providing either for a transaction in which the
                Company will cease to be an independent publicly owned corporation or for a sale or other disposition of all or substantially all the assets of the Company; or

                   (d) A tender  offer or  exchange  offer is made for shares of the Company's Common Stock (other than one made by the Company), and shares of Common Stock are acquired thereunder ("Offer").

          (c) In the event of termination due to Employee's death or as a result of sickness or disability of a permanent nature rendering Employee unable to perform his duties hereunder for a period of six (6) consecutive months ("Permanent Disability") during the Term of
          Employment, the Company shall pay to Employee or the estate of Employee, as applicable, in the year of death or the year thereafter
          (i) compensation which would otherwise be payable to Employee (as determined by, and subject to the restrictions of, Section 3 hereof) up to the end of the month of his death or the end of the sixth (6th) month after he becomes unable to perform his duties hereunder, and
          (ii) any bonus payable to Employee pursuant to Section 3 prorated up to the date of death or disability.

          (d) Eighty-five (85) days following the date of termination of employment under this Agreement by either party, all outstanding options to purchase shares of common stock of the Company held by Employee (whether vested or unvested) shall be converted into new non-qualified options to purchase common stock of the Company. Each new non-qualified option shall cover the same number of shares as the stock option which it replaces, and shall be exercisable for five years, at an exercise price which is the lower of (x) the closing price of the Company's common stock on the New York Stock Exchange (or other exchange or automated quotation system upon which it is listed or quoted) as of the date of termination of employment or (y) the original exercise price of the previously outstanding option which it replaces.

     8. Governing Law. This Agreement shall be governed by and construed under the laws of the State of Texas. Venue and jurisdiction of any action relating to this Agreement shall lie in Houston, Harris County, Texas.

     9. Notice. Any notice, payment, demand or communication required or permitted to be given by this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered personally to and signed for by the party or to any officer of the party to whom the same is directed or if sent by registered or certified mail, return receipt requested, postage and charges prepaid, addressed to such party at its address set forth below such party's signature to this Agreement or to such other address as shall have been furnished in writing by such party for whom the communication is intended. Any such notice shall be deemed to be given on the date so delivered.

     10. Severability. In the event any provisions hereof shall be modified or held ineffective by any court, such adjudication shall not invalidate or render ineffective the balance of the provisions hereof.

     11. Entire Agreement. This Agreement constitutes the sole agreement between the parties and supersedes any and all other agreements, oral or written, relating to the subject matter covered by the Agreement with the exception of certain Indemnity Agreements which may exist between the Company and Employee, and which remain in force independent of this Agreement.

     12. Waiver. Any waiver or breach of any of the terms of this Agreement shall not operate as a waiver of any other breach of such terms or conditions, or any other terms or conditions, nor shall any failure to enforce any provisions hereof operate as a waiver of such provision or any other provision hereof.

     13. Assignment. This Agreement is a personal employment contract and the rights and interests of Employee hereunder may not be sold, transferred, assigned or pledged.

     14. Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, representatives, successors and assigns.

     IN WITNESS WHEREOF, the parties hereto affixed their signatures hereunder as of the date first above written.

                                        SWIFT ENERGY COMPANY



                                        By : Original Signed by A. Earl Swift
                                             --------------------------------
                                              Name:   A. Earl Swift
                                              Title:    Chairman & CEO


                                        "EMPLOYEE"


                                        (Original Signed by Joseph A. D'Amico)
                                        --------------------------------------
                                              Name:      Joseph A. D'Amico
                                              Address:   10102 Holly Spings
                                                         Houston, Tx  77042