Form 10-Q
period 1998-09-30
SWIFT ENERGY CO
filed 1998-11-16
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                            Yes     X       No
                                 -------


            Indicate the number of shares outstanding of each of the
                 Registrant's classes of common stock, as of the
                            latest practicable date.


                  Common Stock                       16,301,243 Shares
                 ($.01 Par Value)            (Outstanding at October 31, 1998)
                 (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                PAGE
         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  September 30, 1998 and December 31, 1997                                 3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month and Nine-month
                      periods ended September 30, 1998 and 1997                                 5

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  September 30, 1998 and December 31, 1997                                 6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Nine-month periods ended September 30, 1998 and 1997              7

                    Notes to Condensed Consolidated Financial Statements                        8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                  16

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk. - None

PART II.  OTHER INFORMATION

         Items 1-5 - None.                                                                     26

         Item 6. - Exhibits and Reports on Form 8-K                                            26

SIGNATURES                                                                                     28

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 September 30, 1998              December 31, 1997
                                                              ------------------------        ------------------------
                                                                     (Unaudited)                      (Note 1)
ASSETS
Current Assets:
  Cash and cash equivalents                                   $              1,651,516        $              2,047,332
  Accounts receivable -
    Oil and gas sales                                                       18,841,255                      11,143,033
    Associated limited partnerships
       and joint ventures                                                    6,792,279                       8,498,702
    Joint interest owners                                                    3,519,552                       7,357,660
  Other current assets                                                         664,275                         935,059
                                                              ------------------------       -------------------------
      Total Current Assets                                                  31,468,877                      29,981,786
                                                              ------------------------        ------------------------

Property and Equipment:
  Oil and gas, using full-cost accounting
    Proved properties being amortized                                      470,065,856                     326,836,431
    Unproved properties not being amortized                                 54,501,809                      41,839,809
                                                              ------------------------        ------------------------
                                                                           524,567,665                     368,676,240
  Furniture, fixtures, and other equipment                                   6,954,853                       6,242,927
                                                              ------------------------        ------------------------
                                                                           531,522,518                     374,919,167
  Less-Accumulated depreciation, depletion,
       and amortization                                                   (175,119,217)                    (70,700,240)
                                                              ------------------------        ------------------------
                                                                           356,403,301                     304,218,927
                                                              ------------------------        ------------------------
Other Assets:
  Receivables from associated limited
    partnerships, net of current portion                                     2,545,144                         433,444
  Limited partnership formation and
    marketing costs                                                            705,176                         297,219
  Deferred income taxes                                                      1,637,610                             ---
  Deferred charges                                                           4,442,497                       4,184,014
                                                              ------------------------        ------------------------
                                                                             9,330,427                       4,914,677
                                                              ------------------------        ------------------------
                                                              $            397,202,605        $            339,115,390
                                                              ========================        ========================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30, 1998                December 31, 1997
                                                             ----------------------           ----------------------
                                                                  (Unaudited)                        (Note 1)
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued liabilities                   $           14,084,125           $           16,518,240
  Payable to associated limited partnerships                                287,331                        3,245,445
  Undistributed oil and gas revenues                                      8,041,887                        8,753,979
                                                             ----------------------           ----------------------
      Total Current Liabilities                                          22,413,343                       28,517,664
                                                             ----------------------           ----------------------

Convertible Notes                                                       115,000,000                      115,000,000
Bank Borrowings                                                         151,500,000                        7,915,000
Deferred Revenues                                                         1,977,166                        2,927,656
Deferred Income Taxes                                                           ---                       25,354,150

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized, none outstanding                                         ---                              ---
  Common stock,  $.01 par value,  35,000,000
    shares authorized, 16,972,517 and 16,846,956
    shares issued, and 16,326,243 and 16,459,156
    shares outstanding, respectively                                        169,725                          168,470
  Additional paid-in capital                                            148,692,156                      147,542,977
  Treasury stock held, at cost, 646,274 and
    387,800 shares, respectively                                        (11,570,124)                      (8,519,665)
  Unearned ESOP compensation                                                (33,463)                        (150,055)
  Retained earnings                                                     (30,946,198)                      20,359,193
                                                             ----------------------           ----------------------
                                                                        106,312,096                      159,400,920
                                                             ----------------------           ----------------------
                                                             $          397,202,605           $          339,115,390
                                                             ======================           ======================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   Condensed Consolidated Statements of Income

                                                 Three months ended September 30,          Nine months ended September 30,
                                               -------------------------------------   -------------------------------------
                                                      1998                1997                1998                 1997
                                               -----------------   -----------------  ------------------    ----------------
Revenues:
  Oil and gas sales                            $     23,859,065    $     16,411,619    $      55,341,980    $     48,852,796
  Fees from limited partnerships
    and joint ventures                                   93,062             379,340              297,941             643,443
  Interest income                                        32,636             414,698               95,511           2,164,874
  Other, net                                            572,790             690,322            1,638,080           1,885,446
                                               ----------------    -----------------   -----------------    ----------------
                                                     24,557,553          17,895,979           57,373,512          53,546,559
                                               ----------------    -----------------   -----------------    ----------------

Costs and Expenses:
  General and administrative, net of
     reimbursement                                    1,058,652              932,734           2,939,076           2,741,164
  Depreciation, depletion, and amortization          13,347,786            6,386,620          27,333,026          17,495,161
  Oil and gas production                              4,045,160            2,190,174           8,920,157           6,361,956
  Interest expense, net                               2,385,626            1,361,927           5,355,269           3,755,235
  Write down of oil and gas properties               90,772,628                  ---          90,772,628                 ---
                                               ----------------    -----------------   -----------------    ----------------
                                                    111,609,852           10,871,455         135,320,156          30,353,516
                                               ----------------    -----------------   -----------------    ----------------

Income before Income Taxes                          (87,052,299)          7,024,524          (77,946,644)         23,193,043
Provision (Benefit) for Income Taxes                (29,621,284)          2,338,835          (26,641,714)          7,624,402
                                               ----------------   ------------------   -------------------  ----------------
Net Income (Loss)                              $    (57,431,015)   $      4,685,689    $     (51,304,930)   $     15,568,641
                                               ================    =================   =================    ================

Per Share Amounts -
  Basic:                                       $         (3.50)    $            0.29   $          (3.11)    $           0.94
                                               ================    =================   =================    ================

  Diluted:                                     $         (3.50)    $            0.27   $          (3.11)    $           0.88
                                               ================    =================   =================    ================

Weighted Average Shares Outstanding                  16,419,022          16,418,385           16,481,382          16,507,694
                                               ================    =================   =================    ================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                        CONDENSED CONSOLIDATED STATEMENTS
                             OF STOCKHOLDERS' EQUITY

                                                Additional                        Unearned
                                   Common        Paid-In          Treasury           ESOP         Retained
                                  Stock(1)       Capital           Stock         Compensation      Earnings           Total
                                -------------- -------------   --------------   --------------  --------------   --------------
Balance, December 31, 1996      $    151,764   $ 102,018,861   $          ---   $     (521,354) $   41,112,339   $  142,761,610
   Stock  issued  for  benefit
     plans (12,227 shares)               122         371,359              ---              ---             ---          371,481
   Stock options exercised
      (137,155 shares)                 1,372       1,613,071              ---              ---             ---        1,614,443
   Employee   stock   purchase
     plan (26,551 shares)                266         403,145              ---              ---             ---          403,411
   10%  stock dividend
     (1,494,606 shares)              14,946       43,048,389              ---              ---     (43,063,335)
   Allocation of ESOP shares             ---          88,152              ---          371,299             ---          459,451
   Purchase of 387,800  shares
     as treasury stock                   ---             ---       (8,519,665)             ---             ---      (8,519,665)
   Net income                            ---             ---              ---              ---      22,310,189       22,310,189
                                ------------   -------------   --------------   --------------  --------------   --------------
Balance, December 31, 1997      $    168,470   $ 147,542,977   $   (8,519,665)    $   (150,055) $   20,359,193   $  159,400,920
                                ============   =============   ==============   ==============  ==============   ==============
   Stock  issued  for  benefit
     plans(20,032 shares) (2)            200         367,058              ---              ---             ---          367,258
   Stock options exercised
     (84,757 shares) (2)                 847         507,158             ---               ---             ---          508,005
   Employee   stock   purchase
     plan(20,756 shares) (2)             208         317,340              ---              ---             ---          317,548
   10/97  stock  dividend
     adjustment(16 shares) (2)           ---             461              ---              ---            (461)             ---
   Allocation of ESOP shares (2)         ---         (42,838)             ---          116,592             ---           73,754
   Purchase of 258,474  shares
     as treasury stock (2)               ---             ---       (3,050,459)             ---             ---       (3,050,459)
   Net income (loss) (2)                 ---             ---              ---              ---     (51,304,930)     (51,304,930)
                                ------------   -------------   --------------   --------------  ---------------- --------------

Balance, September 30, 1998 (2) $    169,725   $ 148,692,156   $  (11,570,124)  $      (33,463) $  (30,946,198)  $ 106,312,096
                                ============   =============   ==============   ==============  ==============   ==============

(1) $.01 Par Value
(2) Unaudited

See accompanying notes to condensed financial statements.

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Period Ended September 30,
                                                                -------------------------------------------------
                                                                        1998                         1997
                                                                -------------------        ----------------------
Cash Flows From Operating Activities:
     Net income (loss)                                          $       (51,304,930)       $           15,568,641
     Adjustments to reconcile net income to net cash provided
        by operating activities -
       Depreciation, depletion, and amortization                         27,333,026                    17,495,161
       Write down of oil and gas properties                              90,772,628                           ---
       Deferred income taxes                                            (26,991,760)                    6,849,013
       Deferred revenue amortization related to
          production payment                                               (948,040)                   (1,106,448)
       Other                                                                355,942                       787,074
       Change in assets and liabilities -
         (Increase) decrease in accounts receivable                      (4,170,800)                    1,389,727
         Increase in accounts payable and accrued
           liabilities, excluding income taxes payable                    2,713,583                     1,304,110
         Increase in income taxes payable                                   313,860                       792,517
                                                                -------------------        ----------------------
           Net Cash Provided by Operating Activities                     38,073,509                    43,079,795
                                                                -------------------        ----------------------

   Cash Flows From Investing Activities:
     Additions to property and equipment                               (170,942,213)                 (100,907,542)
     Proceeds from the sale of property and equipment                     1,294,383                     1,655,621
     Net cash received (distributed) as operator
       of oil and gas properties                                        (11,210,890)                      744,226
     Net cash received (distributed) as operator
       of partnerships and joint ventures                                 1,706,423                     1,328,156
     Limited partnership formation and marketing costs                     (407,957)                          ---
     Other                                                                  (95,752)                     (202,084)
                                                                -------------------        ----------------------
           Net Cash Used in Investing Activities                       (179,656,006)                 (97,381,623)
                                                                -------------------        ----------------------

   Cash Flows From Financing Activities:
     Net proceeds from bank borrowings                                  143,585,000                           ---
     Net proceeds from issuances of common stock                          1,192,811                     1,631,167
     Purchase of  treasury stock                                         (3,050,459)                   (8,417,228)
     Payments of debt issuance costs                                       (540,671)                          ---
                                                                -------------------        ----------------------
           Net Cash Provided by (Used in) Financing Activities          141,186,681                    (6,786,061)
                                                                -------------------        ----------------------


   Net Decrease in Cash and Cash Equivalents                               (395,816)                  (61,087,889)

   Cash and Cash Equivalents at Beginning of Period                       2,047,332                    77,794,974
                                                                -------------------        ----------------------

   Cash and Cash Equivalents at End of Period                   $         1,651,516        $           16,707,085
                                                                ===================        ======================


   Supplemental disclosures of cash flows information:

   Cash paid during period for interest, net of amounts
     capitalized                                                $         3,292,789        $            1,516,863
   Cash paid during period for income taxes                     $            36,186        $              225,000

   See accompanying notes to condensed financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATEDS FINANCIAL STATEMENTS SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Oil and Gas Properties

         For financial reporting purposes, the Company follows the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Under the full-cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. The Company's management believes this capitalization of such costs is appropriate under full-cost accounting rules. General and administrative costs related to production and general overhead are expensed as incurred.

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

         The Company computes the provision for depreciation, depletion, and amortization of oil and gas properties on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties - including future development, site restoration, and dismantlement and abandonment costs but excluding costs of unproved properties - by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country by country basis for those countries with oil and gas production. The Company currently has production in the United States only.

         The cost of unproved properties not being amortized is assessed quarterly, on a country by country basis, to determine whether the value has been impaired below the capitalized cost. Domestically, any impairment assessed is added to the cost of proved properties being amortized. To the extent costs accumulated in the Company's international initiatives are determined by management to be costs that will not result in the addition of proved reserves, any impairment is charged to income. In determining whether such costs should be impaired, the Company's management evaluates, among other factors, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, the political stability in the countries in which the Company has an investment, and available geological and geophysical information.

         Domestic Properties. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("ceiling test"). This calculation is done on a country by country basis for those countries with proved reserves. Currently the Company has proved reserves in the United States only.

         The calculation of the ceiling test and provision for depreciation, depletion, and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of oil and gas that are ultimately recovered.

         As a result of low oil and gas prices at the end of September 1998, the Company reported a non-cash write down on a before-tax basis of $77.2 million ($50.9 million after tax) of its domestic properties. This is the first time in the Company's history that a full-cost ceiling write down was necessitated.

         International Properties. In addition, during the third quarter of 1998, as it does every reporting period, the Company evaluated all of its foreign unevaluated properties (a detailed description of which is included in Note 6 to the Company's condensed consolidated financial statements), especially in light of the increased volatility in the oil and gas markets, international economic uncertainty, and turmoil in the world capital markets. Based on a detailed evaluation of foreign activities, the Company impaired the entire balance of accumulated unevaluated costs in both Venezuela and Russia.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

         The increased volatility in the oil and gas markets has affected the Company's cash flows available for further exploration and has forced the Company to scale back its capital expenditures budget. All of this has been further accentuated in Venezuela by the economic crisis there, the results of which have been to diminish the availability of financing in international markets for Venezuelan projects and to worsen Venezuelan currency problems. Petroleos de Venezuela, S.A. layoffs, threatened oil worker strikes, reduced OPEC production allocations and other third quarter 1998 events highlight the problems that the oil and gas industry is encountering in Venezuela. As a result of all these and other factors, the Company decided to impair in the third quarter of 1998 all $2.8 million of costs related to its Venezuelan oil and gas exploration activities.

         In addition, the Company determined, in the third quarter of 1998 to impair all $10.8 million of costs relating to its Russian activities. This impairment is attributed to not only the volatility in the oil and gas markets and the severe tightening of international credit markets as discussed above, but also to the increased political instability in Russia and the August 1998 collapse of the Russian currency. The Company believes that the economic and political situation will result in a lack of capital necessary to develop these reserves underlying the Company's net profits interest in the near term. Although the Company continues to believe that its net profits interest is legally enforceable under international law, for all of these reasons the Company currently does not believe that realistically it will be able to recover its investment in Russia in the foreseeable future. Because of this, the Company believes that it currently does not have a reasonable basis to continue capitalization of the costs in its Russia cost center.

         The combination of the full-cost ceiling test and foreign activities impairment charges reduced before-tax earnings by $90.8 million ($59.9 million after tax).

      Hedging Activities

         The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, the Company does engage periodically in certain limited hedging activities, but only to the extent of buying protection price floors for portions of its own and its limited partnerships' oil and gas production. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any period presented. The costs to purchase put options are amortized over the option period. The costs related to 1998 hedging activities through September 30, totaled approximately $377,000 with benefits of approximately $101,000 being received, resulting in a net cash outlay of approximately $276,000 or $0.019 per Mcfe. The Company had no open contracts at September 30, 1998.

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

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

         The following is a reconciliation of the calculation of basic and diluted earnings per share for the nine months ended September 30, 1998, and 1997:

                                                           Three Months Ended September 30,
                                     -------------------------------------------------------------------------------
                                                     1998                                    1997
                                     -------------------------------------  ----------------------------------------
                                                                    Per                                       Per
                                         Net                       Share           Net                       Share
                                        Income       Shares        Amount        Income         Shares       Amount
                                     ------------ ------------    --------    -------------  ------------   --------
     Basic EPS:
     Net Income (Loss) and Share
        Amounts                      $(57,431,015)  16,419,022   $   (3.50)   $   4,685,689    16,418,385   $   0.29

     Dilutive Securities:
     Convertible Notes (1)                     --           --                      846,005     3,646,847
     Stock Options (1)                         --           --                           --       475,479
                                     ------------ ------------                -------------  ------------

     Diluted EPS:
     Net Income (Loss) and Assumed
        Share Conversions            $(57,431,015)  16,419,022   $   (3.50)   $   5,531,694    20,540,711   $   0.27
                                     ------------ ------------   ---------    -------------  ------------  ---------



                                                           Nine Months Ended September 30,
                                     -------------------------------------------------------------------------------
                                                     1998                                    1997
                                     -------------------------------------    --------------------------------------
                                                                    Per                                      Per
                                          Net                      Share         Net                         Share
                                        Income       Shares        Amount        Income         Shares       Amount
                                     ------------ ------------    --------    -------------  ------------   --------
     Basic EPS:
     Net Income (Loss) and Share
        Amounts                      $(51,304,930)  16,481,382   $   (3.11)   $  15,568,641    16,507,694   $   0.94

     Dilutive Securities:
     Convertible Notes (1)                     --           --                    2,665,253     3,646,847
     Stock Options (1)                         --           --                           --       475,479
                                     ------------ ------------                -------------  ------------

     Diluted EPS:
     Net Income (Loss) and Assumed
        Share Conversions            $(51,304,930)  16,481,382   $   (3.11)   $  18,233,894    20,630,020   $   0.88
                                     ------------ ------------   ---------    -------------  ------------   --------

     (1) The Convertible Notes and the stock options are antidilutive in the 1998 periods.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

(3)   BANK BORROWINGS

         In August 1998, the Company closed its new $250.0 million revolving credit facility with a syndicate of ten banks (the "New Credit Facility"). At September 30, 1998, the Company had outstanding borrowings of $151.5 million under its New Credit Facility. At December 31, 1997, the Company had outstanding borrowings of $7.9 million under its borrowing arrangements. At September 30, 1998, the New Credit Facility consisted of a $250.0 million revolving line of credit with a $170.0 million borrowing base. The interest rate is either (i) the lead bank's prime rate (8.5% at September 30, 1998) or (ii) adjusted LIBOR (a weighted average of 6.96% at September 30, 1998) plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the Company's ratio of outstanding balance on the New Credit Facility to the last calculated borrowing base. Of the $151.5 million borrowed at September 30, 1998, $147.0 million was borrowed at the LIBOR rate.

         The terms of the New Credit Facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company is currently in compliance with the provisions of this agreement. The New Credit Facility will extend until August 2002.

         Previously, the Company's credit facilities consisted of a $100.0 million revolving line of credit with a $80.0 million borrowing base and a $7.0 million revolving line of credit with a $5.1 million borrowing base. These facilities were with a two bank-group. Depending on the level of outstanding debt, the interest rate on the $100.0 million revolving line of credit was (i) either the bank's base rate or the bank's base rate plus 0.25% or (ii) the LIBOR rate plus 1% to plus 1.5%. The interest rate on the $7.0 million revolving line of credit was the bank's base rate less 0.25%

(4)   NEW ACCOUNTING PRONOUNCEMENTS

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


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

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at a company's election, before January 1, 1998).

         The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No.133.

(5)   ACQUISITION OF PROPERTIES

         On July 2, 1998, the Company entered into a purchase agreement to acquire from Sonat Exploration Company ("Sonat"), a subsidiary of Sonat Inc., effective April 1, 1998, certain producing oil and gas properties (the "Toledo Bend Properties") located in Texas and Louisiana in the vicinity of Toledo Bend Lake for approximately $86.1 million in cash, with a majority ($70.8 million) of the estimated purchase price at closing being allocated to proved properties, with the remaining ($15.3 million) being allocated to unproved properties. Post-closing purchase price adjustments are still being determined, but management does not expect that these adjustments will be material to the Company's financial statements. The acquisition closed August 26, 1998.

          As of April 1, 1998, estimated proved reserves for the Toledo Bend Properties were 91.1 Bcfe, of which approximately 56% was natural gas, with 1997 production of 22.0 Bcfe, of which approximately 51% was natural gas. The properties include 156 producing oil and natural gas wells in the Brookeland Field in Southeast Texas and the Masters Creek Field in Western Louisiana, 21 saltwater disposal wells, a 20% interest in two natural gas plants, associated production facilities and working interests in approximately 200,000 undeveloped net acres containing more than 50 drilling locations. The Company has become operator of 113 of the 156 wells. The two gas plants are operated by a third party and have combined capacity of 250 Mmcfe per day, and in 1997 had operating cash flow of $2.8 million.


         The Toledo Bend Properties extend one of the Company's core areas by adding producing reserves that the Company believes will significantly increase its production on a short-term basis. Furthermore, as a result of the Company's extensive experience in other parts of the Austin Chalk trend, the Company believes that it can successfully exploit incremental drilling opportunities in the future.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

         This acquisition was accounted for by the purchase method and was incorporated into the Company's results of operations during the third quarter. The following unaudited pro forma supplemental information presents consolidated results of operations as if this acquisition had occurred on January 1, 1997 (in thousands, except per share amounts):


                                                                   Nine months ended September 30,
                                                           -------------------------------------------
                                                                 1998                         1997
                                                           ---------------             ---------------
                                                                         (unaudited)
       Revenue                                             $        90,299             $        96,649

       Net Income Before Non-Cash Charge                   $        16,017             $        24,758

       Net Income (Loss)                                   $       (43,893)            $        24,758

       Per Share Amounts-

          Basic                                            $         (2.66)            $          1.50

          Diluted                                          $         (2.66)            $          1.32

(6) FOREIGN ACTIVITIES

         Since  October  1995,   the  Company  has  been  issued  two  Petroleum
      Exploration Permits by the New Zealand Minister of Energy. The first permit covered approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covered approximately 69,300 adjacent acres. The Company formed a wholly-owned subsidiary, Swift Energy New Zealand Limited, for the purpose of conducting its New Zealand activities and assigned its interest in the permits to that subsidiary during the third quarter of 1997. In March 1998, the Company surrendered approximately 46,400 acres covered in the first permit and the remaining acreage has been included as an extension of the area covered in the second permit. Under the terms of the expanded permit, the Company is obligated to drill one exploratory well prior to August 12, 1999. All other obligations under the permit have been fulfilled, including the reinterpretation of existing seismic data and the acquisition and processing of new seismic data. At September 30, 1998, the Company's investment in New Zealand was approximately $4.5 million and is included in the unproved properties portion of oil and gas properties.

         On October 23, 1998, the Company entered into separate agreements with Marabella Enterprises Ltd. (Marabella), a subsidiary of Bligh Oil & Minerals N.L., an Australian company, to obtain from Marabella a 25% working interest in another New Zealand Petroleum Exploration Permit and for Marabella to become a 5% participant in the Company's Permit. An exploration well on the Marabella permit commenced drilling on October 16, 1998. The Company has also agreed in principle to participate in an additional Marabella permit as a 25% working interest owner.

         On September 3, 1993, the Company signed a Participation Agreement with Senega, a Russian Federation joint stock company (in which the Company has an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia. The agreement provided the Company with a minimum 5% net profits interest from the sale of hydrocarbon products from the fields in exchange for the Company's managerial, technical, and financial support to Senega. Additionally, the Company purchased a 1% net profits interest from Senega for $0.3 million.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


         On December 10, 1997, the Company amended and restated the Participation Agreement with Senega that it originally entered into in 1995. Under the amended and restated Participation Agreement, the Company retains its 6% net profits interest in the Samburg Field and has agreed to assist Senega in obtaining investments necessary to develop the field. Senega is charged with the management and control of the field development. At September 30, 1998, the Company's investment in Russia, prior to its impairment, was approximately $10.8 million and was previously included in the unproved properties portion of oil and gas properties. However, the economic and political uncertainty and currency concerns that arose during the third quarter in Russia, combined with the price volatility and severe tightening of international capital markets, caused the Company to reevaluate the timing of the recovery of its capitalized costs in that country. See Note 2 to the Company's condensed consolidated financial statements for a more detailed discussion of the impairment.

         The Company formed a wholly-owned subsidiary, Swift Energy de Venezuela, C. A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. Although the Company did not win the bid, from 1994 to 1997, the Company continued to gather information relating to reserve and geological and geophysical data in Venezuela, and continued to pursue cooperative ventures involving other fields and opportunities in Venezuela. The Company evaluated a number of blocks being offered by Petroleos de Venezuela, S. A. under the Third Operating Agreement Round in 1997, but decided against submitting any bid on these blocks. The Company has entered into an agreement with Tecnoconsult, S. A., a Venezuelan company, to jointly formulate and submit a proposal to Petroleos de Venezuela, S. A. for the construction and operation of a methane pipeline. Currently, the technical and economic feasibility of the project is under study. At September 30, 1998, the Company's investment in Venezuela, prior to its impairment, was approximately $2.8 million and was previously included in the unproved properties portion of oil and gas properties. However, the economic uncertainty and currency concerns in Venezuela, combined with the price volatility and severe tightening of international capital markets, caused the Company to reevaluate its prospects of participating in further Venezuelan exploration activities in the foreseeable near-term future and the recovery of its capitalized costs in that country. See Note 2 to the Company's condensed consolidated financial statements for a more detailed discussion of the impairment.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GENERAL

         The Company's principal corporate objectives are the accumulation of crude oil and natural gas reserves for production and sale and the enhancement of the net present value of those reserves. The Company was formed in 1979 and, from 1985 to 1991, grew primarily through the acquisition of producing properties funded through limited partnership financing. Commencing in 1991, the Company began to emphasize the addition of reserves through increased development and exploration drilling activity. This emphasis on development and exploration drilling has led to additions of increasing quantities of reserves in each of the years 1995 through 1997, and in the first nine months of 1998. The Company's revenues are primarily comprised of oil and gas sales attributable to properties in which the Company owns a direct or indirect interest.

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

      LIQUIDITY AND CAPITAL RESOURCES

         During the first  nine  months of 1998,  the  Company  relied  upon its internally generated cash flow, along with $143.6 million of bank borrowings to fund its capital expenditures, including $86.1 million for the Toledo Bend Properties acquisition. Cash and working capital for the remainder of 1998 are expected to be provided through internally generated cash flows and bank borrowings. During 1997, the Company relied upon net proceeds from the sale of its $115.0 million of Convertible Notes and its internally generated cash flows, along with $7.9 million of bank borrowings to fund capital expenditures.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      Net Cash Provided by Operating Activities

         For the nine month period ended September 30, 1998, net cash provided by operating activities decreased by 12% to $38.1 million, as compared to $43.1 million during the first nine months of 1997. The 1998 decrease of $5.0 million was primarily due to the $2.1 million decrease in interest income and the $1.6 million increase in interest expense, a result of having expended all the net proceeds of the $115.0 million Convertible Notes offering during 1997 and increased bank borrowings during 1998.

      Sale of Convertible Subordinated Notes

         In November 1996, the Company issued $115.0 million of the Convertible Notes in a public offering. Proceeds of the offering were used to repay all of the Company's bank borrowings ($33.1 million on November 25, 1996) and, together with internally generated cash flows, to fund capital expenditures and working capital needs through 1997.

      Existing Credit Facilities

         At September 30, 1998, the Company had outstanding borrowings of $151.5 million under its New Credit Facility. At September 30, 1997, the Company had no outstanding balances under its borrowing arrangements, since the balance of those borrowings was repaid in November 1996 with proceeds from the sale of the Company's $115.0 million of Convertible Notes. Currently, the New Credit Facility consists of a $250.0 million revolving line of credit with a $170.0 million borrowing base. The Company closed on its new $250.0 million revolving credit facility in August 1998 with a syndicate of ten banks. The terms of the New Credit Facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company is currently in compliance with the provisions of this agreement.

         The interest rate is either (i) the lead bank's prime rate or (ii) adjusted LIBOR plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the Company's ratio of outstanding balance on the New Credit Facility to the last calculated borrowing base. The New Credit Facility will extend until August 2002.

      Debt Maturities

         Borrowings under the Company's New Credit Facility mature on August 18, 2002. The Company's $115.0 million Convertible Notes mature November 15, 2006.

      Recent Developments

         The Company believes that the recent declines in prices for oil and natural gas created an opportunity for it to increase its reserve base through an economically attractive acquisition. The Company targets proved producing properties that it believes have the potential to increase cash flows through subsequent drilling activities and the application of improved drilling techniques.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

         Toledo Bend Properties Acquisition. On July 2, 1998, the Company entered into a purchase agreement to acquire from Sonat Exploration Company, a subsidiary of Sonat Inc., effective April 1, 1998, the Toledo Bend Properties located in Texas and Louisiana in the vicinity of Toledo Bend Lake for approximately $86.1 million in cash, with a majority of the purchase price being allocated to proved reserves. As of April 1, 1998, estimated proved reserves for the Toledo Bend Properties were 91.1 Bcfe, of which approximately 56% was natural gas, with 1997 production of 22.0 Bcfe, of which approximately 51% was natural gas. The properties include 156 producing oil and natural gas wells in the Brookeland Field in Southeast Texas and the Masters Creek Field in Western Louisiana, 21 saltwater disposal wells, a 20% interest in two natural gas plants, associated production facilities and working interests in approximately 200,000 undeveloped net acres containing more than 50 drilling locations. The Company has become operator of 113 of the 156 wells. The two gas plants are outside operated and have combined capacity of 250 Mmcfe per day, and in 1997 had operating cash flow of $2.8 million. The acquisition closed August 26, 1998.

         The Toledo Bend Properties extend one of the Company's core areas by adding producing reserves that the Company believes will significantly increase its production on a short-term basis. Furthermore, as a result of the Company's extensive experience in other parts of the Austin Chalk trend, the Company believes that it can successfully exploit incremental drilling opportunities in the future.

         Partnership Properties Acquisition. In October 1998, the Company notified investors in 63 Swift-managed production partnerships formed between 1986 and 1994 that it has delayed calling investor meetings to consider its purchase of all of the oil and gas properties owned by these partnerships which was proposed in March 1998. This decision principally reflected significant market changes which had occurred during the long period necessary for regulatory review of soliciting materials, the age of the third party appraisals of these partnership properties, along with the much publicized weakness in both the equity and debt markets for energy companies. During the last several months, the volatility of the oil and gas markets has increased markedly, creating further concern over the appropriateness of using these particular appraisals as an assessment of current market conditions. The Company expects to continue to re-evaluate the status and operation of these partnerships, whether to propose sale of partnership properties, and if so when, and in what form of transaction.

      Working Capital

         The Company's working capital increased over the last nine months from $1.5 million at December 31, 1997, to $9.1 million at September 30, 1998. This increase is primarily the result of an increase in oil and gas sales receivables resulting from the Company's increase in production primarily relating to its recent Toledo Bend Properties acquisition, as well as decreases in accounts payables primarily related to the Company's deferral of drilling activity during the period in direct response to the Company's decision to instead use 1998 capital to make the Toledo Bend Properties acquisition.

         Due to the nature of the Company's business highlighted above, the individual components of its working capital fluctuate considerably from period to period. The Company incurs significant working capital requirements in connection with its role as operator of approximately 825 wells, its drilling programs, and the management of affiliated partnerships. In this capacity, the Company is responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

      Common Stock Repurchase Program

       In March 1997, the Company's Board of Directors approved a common stock repurchase program for up to $20.0 million of the Company's common stock, which terminated June 30, 1998. Under this program, the Company used approximately $9.4 million of working capital to acquire 435,274 shares in the open market at an average cost of $21.47 per share. The Board of Directors approved a new repurchase program on July 21, 1998 for up to $10.0 million of the Company's common stock. Subsequently, the Company used approximately $2.2 million of working capital to acquire another 211,000 shares for an average cost of $10.54 per share. Through September 30, 1998, $11.6 million had been spent to acquire 646,274 shares at an average cost of $17.90 per share.

     Common Stock Dividend

         In October 1997, the Company declared a 10% stock dividend. The transaction was valued based on the closing price ($28.8125) of the Company's common stock on the New York Stock Exchange on October 1, 1997. As a result of the issuance of 1,494,622 shares of the Company's common stock as a dividend, retained earnings were reduced by $43.1 million, with the common stock and additional paid-in capital accounts increased by the same amount.

      Capital Expenditures

         Capital expenditures for property, plant, and equipment during the first nine months of 1998 were $170.9 million. These capital expenditures included: (a) $90.1 million on property acquisitions (principally the Toledo Bend Properties), (b) $56.0 million of drilling costs, both development and exploratory (primarily in the AWP Olmos Field and Austin Chalk trend), (c) $18.9 million of domestic prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the Company's account), (d) $3.1 million invested in foreign business opportunities, in New Zealand (approximately $2.1 million), Venezuela (approximately $0.4 million), and Russia (approximately $0.6 million), and
      (e) $2.1 million spent on field facilities and production equipment, with the remaining $0.7 million spent primarily for computer equipment and software and furniture and fixtures.

         As discussed in Note 5 to the Company's condensed consolidated financial statements, approximately $86.1 million of the $90.1 million in property acquisition costs were incurred on the Toledo Bend Properties acquired from Sonat. The allocation of this estimated purchase price at the closing date was $70.8 million to proved properties and $15.3 million to unproved properties. Post closing purchase price adjustments are still being determined, but management does not expect that those adjustments will be material to the Company's financial statements.

         In the remaining three months of 1998, the Company expects capital expenditures to be approximately $13.2 million, including investments in all areas in which investments were made during the first nine months of the year as described above, with the exception of additional acquisition of producing properties. Through September 30, 1998, the Company had participated in drilling 61 wells (49 development wells and 12 exploratory with 42 development successes and 5 exploratory successes) at a capital cost of approximately $56.0 million to the Company. The steady growth in the Company's unproved property account which is not being amortized is indicative of the Company's continued focus on drilling, as the Company has acquired prospect acreage in or near its core areas and has pursued its New Zealand activities.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The Company believes that 1998's anticipated internally generated cash flows, together with bank borrowings, will be sufficient to finance the costs associated with its currently budgeted remaining 1998 capital expenditures.

      RESULTS OF OPERATIONS

      Comparison of Nine Months Ended September 30, 1998 and 1997

      Revenues

         The Company's revenues increased 7% during the first nine months of 1998 as compared to the same period in 1997, due primarily to the increase in oil and gas sales, a result of the increase in production volumes, offset somewhat by the lower commodity prices, and the decrease in interest income, resulting from expenditure of the net proceeds from the sale of the Company's Convertible Notes before year-end 1997.

      Oil and Gas Sales

         Oil and gas sales increased 13% to $55.3 million in the first nine months of 1998, compared to $48.9 million for the comparable period in 1997. The 29% increase in natural gas production and the 120% increase in oil production were primarily the result of production 16 from the recent Toledo Bend Properties acquisition and from the Company's two core areas, the Austin Chalk trend, and to a lesser extent, the AWP Olmos Field. The Company's net sales volume (including the volumetric production payment volumes) in the first nine months of 1998 increased by 43% or 8.0 Bcfe (billion cubic feet equivalent) over volumes in the comparable 1997 period. The increases in volume were significantly offset by a 33% decrease in oil prices and an 18% decrease in gas prices received between the two periods, as highlighted in the table below.

         The elements of the Company's $6.5 million increase in oil and gas sales during the first nine months of 1998 included: (1) volume increases that added $11.5 million of sales from a 4.5 Bcf increase in gas sales volumes and $10.6 million of increased sales from the 590,520 barrel increase in oil sales volumes and (2) price variances that had a $15.6 million unfavorable impact on sales due to the decrease in average gas prices received ($9.1 million), and a decrease in average oil prices received ($6.5 million). Oil and gas sales during the first nine months of 1998 from the Toledo Bend Properties (all in the third quarter) were $11.9 million (none in 1997) from 5.5 Bcfe of net sales volume, while sales from the AWP Olmos Field were $25.7 million ($30.5 million in 1997) from 11.9 Bcfe of net sales volumes (11.6 Bcfe in 1997) for an increase of 0.3 Bcfe, while the Austin Chalk trend generated oil and gas sales of $11.6 million ($8.4 million in 1997) from 5.5 Bcfe of net sales volume (3.3 Bcfe in 1997) for an increase of 2.2 Bcfe.

         Revenues from oil and gas sales comprised 96% and 91%, respectively, of total revenues for the first nine months of 1998 and 1997. The majority (77% and 82%, respectively) of these revenues were derived from the sale of the Company's gas production. The acquisition of the Toledo Bend Properties, which have a high percentage of its production from oil, has decreased somewhat the Company's predominate gas production mix. The Company expects oil and gas production to continue to increase due to both the addition of oil and gas reserves through the Company's drilling activities and from the acquisition of proved properties as discussed above.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The following table provides additional information regarding the Company's oil and gas sales.

                                              Net Sales Volume             Average Sales Price
                                           Oil (Bbl)       Gas (Mcf)         Oil (Bbl)     Gas (Mcf)
                                          ---------       ----------      --------         --------
        1997
        3 Months Ended 03-31-97             166,240        4,903,206        $20.13           $3.06
        3 Months Ended 06-30-97             160,341        5,142,947        $17.08           $2.20
        3 Months Ended 09-30-97             163,672        5,560,395        $16.50           $2.47
                                          ---------       ----------

        9 Months Ended 09-30-97             490,253       15,606,548        $17.92           $2.57
                                          =========       ==========

        1998
        3 Months Ended 03-31-98             195,114        5,858,509        $12.61           $2.28
        3 Months Ended 06-30-98             190,225        6,159,255        $11.20           $2.20
        3 Months Ended 09-30-98             695,434        8,076,988        $11.94           $1.93
                                          ---------       ----------

        9 Months Ended 09-30-98           1,080,773       20,094,752        $11.93           $2.11
                                          =========       ==========


      Costs and Expenses

         General and administrative expenses for the first nine months of 1998 increased by approximately $0.2 million, or 7%, when compared to the same period in 1997. This increase in costs reflects the increase in the Company's activities. However, the Company's general and administrative expenses per Mcfe produced decreased by 25% from $0.15 per Mcfe produced for the first nine months of 1997 to $0.11 per Mcfe produced for the comparable period in 1998. Supervision fees netted from general and administrative expenses for the first nine months of 1998 and 1997 were $2.0 million and $1.9 million, respectively.

         Depreciation, depletion, and amortization ("DD&A") increased 56% (approximately $9.8 million) for the first nine months of 1998, primarily due to the Company's reserves additions and associated costs and to the related sale of increased quantities of oil and gas produced therefrom. The Company's DD&A rate per Mcfe of production has increased from $0.94 per Mcfe produced in the 1997 period to $1.03 per Mcfe produced in the 1998 period, reflecting increases in the per unit cost of reserve additions.

         Production costs per Mcfe remained flat at $0.34 per Mcfe produced in both the 1998 period and in the 1997 period. Primarily due to the 43% increase in production volumes, oil and gas production costs increased by 40% (approximately $2.6 million) in the first nine months of 1998 when compared to the first nine months of 1997. Supervision fees netted from production costs for the first six months of 1998 and 1997 were $2.0 million and $1.9 million, respectively.

         Interest expense in the first nine months of 1998 on the Convertible Notes, including amortization of debt issuance costs, totaled $5.7 million ($5.6 million in the 1997 period), while interest expense on the existing credit facilities, including commitment fees and amortization of debt issuance costs, totaled $2.9 million ($39,000 in the 1997 period for commitment fees alone) for total interest charges of $8.6 million (of which $3.2 million was capitalized). In the first nine months of 1997, these charges totaled $5.7 million (of which $1.9 million was capitalized). The Company capitalizes that portion of interest related to

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      its exploration, partnership, and foreign business development activities. The increase in interest expense in 1998 is attributable to the increase in interest incurred on the amounts outstanding on its Existing Credit Facilities.

         A non-cash write down of oil and gas properties occurred during the third quarter of 1998. As discussed in Note 2 to the Company's condensed consolidated financial statements, the lower prices for both oil and natural gas at the end of September 30, 1998 necessitated a domestic full-cost ceiling test write down of $77.2 million. Concurrently as discussed in Note 2 to the Company's condensed consolidated financial statements, economical and political uncertainty that arose during the third quarter in Russia caused the Company to reevaluate the timing of the recovery of its capitalized unproved properties costs in that country ($10.8 million). In addition, the international economic uncertainty and currency concerns in Venezuela, combined with the price volatility and severe tightening of international credit markets, also caused the Company to reevaluate its capitalized unproved properties costs in Venezuela ($2.8 million). The reevaluation of the unproved properties costs in these two countries resulted in a separate non-cash charge to earnings of $13.6 million. The combination of the non-cash ceiling test charges and the non-cash foreign impairment charges resulted in a combined non-cash charge to earnings of $90.8 million ($59.9 million after tax).

      Net Income

         Net income of $8.6 million and basic earnings per share of $0.52 before the non-cash write down of oil and gas properties for the first nine months of 1998 were both 45% lower than net income of $15.6 million and basic earnings per share of $0.94 in the same period for 1997. This decrease primarily reflected the effect of the 33% and 18% decrease in oil and gas prices while costs and expenses increased in relation to the 43% increase in production volumes as discussed above.

      Comparison of Three Months Ended September 30, 1998 and 1997

      Revenues

         The Company's revenues increased 37% during the third quarter of 1998 as compared to the same period in 1997, due primarily to the increase in oil and gas sales. Higher oil and gas production volumes more than offset lower commodity prices.

      Oil and Gas Sales

         Oil and gas sales increased 45% to $23.9 million in the third quarter of 1998, compared to $16.4 million for the comparable period in 1997. The 45% increase in natural gas production and the 325% increase in oil production were primarily the result of production from the recent Toledo Bend Properties acquisition and from the Company's two core areas, the Austin Chalk trend, and to a lesser extent, the AWP Olmos Field. The Company's net sales volume (including the volumetric production payment volumes) in the third quarter of 1998 increased by 87% or 5.7 Bcfe over volumes in the comparable 1997 period. The increases in volume were partially offset by a 28% decrease in oil prices and a 22% decrease in gas prices received between the two periods.

         The elements of the Company's $7.4 million increase in oil and gas sales during the third quarter of 1998 included: (1) volume increases that added $6.2 million of sales from a 2.5 Bcf increase in gas sales volumes and $8.8 million of increased sales from the 531,762 barrel increase in oil sales volumes and (2) price variances that had a $7.6 million

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

      unfavorable impact on sales due to the decrease in average gas prices received ($4.4 million), and to the decrease in average oil prices received ($3.2 million). Oil and gas sales from the Toledo Bend Properties generated third quarter 1998 sales of $11.9 million (none in 1997) from
      5.5 Bcfe of net sales volume, while sales from the Austin Chalk trend generated third quarter 1998 oil and gas sales of $2.7 million ($2.9 million in 1997) from 1.6 Bcfe of net sales volume (1.2 Bcfe in 1997) for an increase of 0.4 Bcfe, while the AWP Olmos Field generated oil and gas sales of $8.5 million ($10.3 in 1997) from 4.1 Bcfe of net sales volume (4.0 Bcfe in 1997) for an increase of 0.1 Bcfe.

         Revenues from oil and gas sales comprised 97% and 92%, respectively, of total revenues for the third quarter of 1998 and 1997. The majority (65% and 84%, respectively) of these revenues were derived from the sale of the Company's gas production. As discussed above, the Toledo Bend Properties acquisition, which has a substantial amount of oil production, decreased the total proportion of the Company's production attributable to gas. The Company expects oil and gas production to continue to increase due to both the addition of oil and gas reserves through the Company's drilling program and from the acquisition of proved properties as discussed above.

      Costs and Expenses

         General and administrative expenses for the third quarter of 1998 increased by approximately $125,000, or 13%, when compared to the same period in 1997. This increase in costs reflects the increase in the Company's activities. However, the Company's general and administrative expenses per Mcfe produced decreased by 39% from $0.14 per Mcfe produced for the first nine months of 1997 to $0.09 per Mcfe produced for the comparable period in 1998. Supervision fees netted from general and administrative expenses for the third quarter of 1998 and 1997 were $0.6 million and $0.7 million, respectively.

         Depreciation, depletion, and amortization increased 109% (approximately $7.0 million) for the third quarter of 1998, primarily due to the Company's reserves additions and associated costs and to the related sale of increased quantities of oil and gas produced therefrom. The Company's DD&A rate per Mcfe of production has increased from $0.98 per Mcfe produced in the 1997 period to $1.09 per Mcfe produced in the 1998 period, reflecting increases in the per unit cost of reserve additions.

         Production costs per Mcfe remained flat at $0.33 per Mcfe produced in both the 1998 and in the 1997 period. Primarily due to the 87% increase in production volumes, oil and gas production costs increased by 85% (approximately $1.9 million) in the third quarter of 1998 when compared to the third quarter of 1997. Supervision fees netted from production costs for the second quarter of 1998 and 1997 were $0.6 million and $0.7 million, respectively.

         Interest expense in the third quarter of 1998 on the Convertible Notes, including amortization of debt issuance costs, totaled $1.9 million ($1.9 million in the 1997 period), while interest expense on the existing credit facilities, including commitment fees, also totaled $1.9 million ($14,000 in the 1997 period for commitment fees alone) for total interest charges of $3.8 million (of which $1.4 million was capitalized). In the third quarter of 1997, these charges totaled $1.9 million (of which $0.5 million was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The increase in interest expense in 1998 is 26 attributable to the increase in interest incurred on the amounts outstanding on its existing credit facilities.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         A non-cash write down of oil and gas properties occurred during the third quarter of 1998 as discussed above in the nine month comparison. This non-cash charge to earnings amounted to $90.8 million ($59.9 million after tax).

      Net Income

         Net income of $2.5 million and basic earnings per share of $0.15 before the non-cash write down of oil and gas properties in the third quarter of 1998 were 47% and 48% lower, respectively, than net income of $4.7 million and basic earnings per share of $0.29 in the third quarter of 1997. This decrease in net income primarily reflected the effect of a 28% decrease in oil prices and a 22% decrease in gas prices while costs and expenses increased in relation to the 87% increase in production volumes.

      Year 2000

         The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the year 1900 and 2000. The Company is currently implementing the steps necessary to make the Company's operations Year 2000 compliant. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all of the Company's critical business suppliers. The Company formed a task force during the year to address the Year 2000 issue to ensure that all of the Company's business systems are Year 2000 compliant by mid-1999 with mission critical systems projected to be compliant by the end of 1998.

         The Company's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Company is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase will be conducted as the software is updated or certified and is expected to be complete by mid-1999.

         The Company does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Company's results of operations, liquidity and financial condition. The estimated total cost to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase in the next nine months.

         The failure to correct a material Year 2000 problem could result in an interruption, or a failure of, certain normal business activities or operations. Based on activities to date, the Company believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. The Company is uncertain, however, as to the impact that the Year 2000 issue will have on its field operations and other non-information technology or as to how the Company will be indirectly affected by the impact that the Year 2000 issue will have on companies with which it conducts business and other third parties with whom the Company maintains a material relationship, such as governmental agencies, banking institutions, and tele-communication providers. Pipeline operators to whom the Company sells natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Company. The Company plans to contact its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be Year 2000 compliant and whether they will be able to resolve in a timely

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

      manner any Year 2000 problems directly affecting the Company. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Company's business, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed. The Company has utilized, and will continue to utilize, both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

           Item 5.    Other Information - N/A

           Item 6.    Exhibits  & Reports on Form 8-K-

           (a) Documents filed as part of the report

                      (3)    Exhibits

                             10.1 Credit agreement among Swift Energy Company and Bank One, Texas, National Association as administrative agent, Bank of Montreal as syndication agent, and Nationsbank, N.A. as documentation agent and the lenders signatory hereto dated August 18, 1998.

           (b) Reports on Form 8-K.

                             (1) During the quarter ended September 30, 1998, the Company filed a report on Form 8-K, dated July 2, 1998, for the following event:

                                    Item 2. Acquisition or Disposition of Assets regarding the Company's agreement with Sonat Exploration Company, a subsidiary of Sonat Inc., to purchase producing oil and gas properties (hereinafter referred to as the Toledo Bend Properties).

                                    On August 19, 1998, the Company filed a report on Form 8-K/A, amending the Company's Form 8-K dated July 2, 1998, to include the following item:

                                    Item  7.  Financial  Statements,  Pro  Forma
                                    Information    and   Exhibits   to   provide
                                    information  not  available  at the time the
                                    Form 8-K was filed.  The Form 8-K/A included
                                    audited  historical  statements  of revenues
                                    and direct operating expenses  pertaining to
                                    the Toledo Bend  Properties  for years ended
                                    December  31,  1997,   1996  and  1995,  and
                                    unaudited pro forma consolidated statements of income of the Company for the year ended December 31, 1997 and the three months ended March 31, 1998 pertaining to the acquisition of the Toledo Bend Properties and borrowing under a New Credit Facility as if they had been consummated on January 1, 1997, and a pro forma balance sheet as of March 31, 1998 pertaining to the acquisition of the Toledo Bend Properties and the borrowings under a New Credit Facility as if they had been consummated on march 31, 1998.

                              SWIFT ENERGY COMPANY
                     PART II. - OTHER INFORMATION-CONTINUED


                             (2) During the quarter ended September 30, 1998, the Company filed a report on Form 8-K, dated August 18, 1998, for the following event:

                                    Item 7.  Financial  Statements  and Exhibits
                                    regarding   the   Company's   filing   of  a
                                    Registration    Statement    on   Form   S-4
                                    (Registration No. 333-50637) relating to the Company's proposal to purchase substantially all of the assets of 63 partnerships of which the Company is the Managing General Partner. The Form 8-K included unaudited financial statements for the quarter ended June 30, 1998 for 24 of the 63 partnerships which are not required to file reports pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, so that such financial statements anticipated to be sent to investors in the partnerships in connection with proposals made to those investors would be publicly available.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SWIFT ENERGY COMPANY



                                              (Registrant)

           Date: November 12, 1998            By: (Original Signed By)
                ------------------            ----------------------------------
                                              John R. Alden
                                              Sr. Vice President - Finance
                                              Chief Financial Officer, Secretary


           Date: November 12, 1998            By: (Original Signed By)
                ------------------            ----------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President,
                                              Controller and Principal
                                              Accounting Officer

                          Exhibit 10.1

                                CREDIT AGREEMENT


                                      AMONG


                              SWIFT ENERGY COMPANY,
                                  AS BORROWER,



                      BANK ONE, TEXAS, NATIONAL ASSOCIATION
                            AS ADMINISTRATIVE AGENT,
                                BANK OF MONTREAL
                            AS SYNDICATION AGENT, AND
                                NATIONSBANK, N.A.
                             AS DOCUMENTATION AGENT



                                       AND


                          THE LENDERS SIGNATORY HERETO



                                 August 18, 1998

                                   .........

                            Revolving Line of Credit
                              Of up to $250,000,000
                        With Letter of Credit Subfacility
                                   .........

                               TABLE OF CONTENTS



                                                                                                         Page
ARTICLE 1             DEFINITIONS.........................................................................1
                      1.1      Terms Defined Above........................................................1
                      1.2      Additional Defined Terms...................................................1
                      1.3      Undefined Financial accounting Terms.......................................15
                      1.4      References.................................................................15
                      1.5      Articles and Sections......................................................15
                      1.6      Number and Gender..........................................................16
                      1.7      Incorporation of Exhibits..................................................16

   ARTICLE 2          TERMS OF THE FACILITY...............................................................16
                      2.1      Revolving Line of Credit...................................................16
                      2.2      Letter of Credit Facility..................................................17
                      2.3      Limitations on Interest Periods............................................18
                      2.4      Limitation on Types of Loans...............................................18
                      2.5      Use of Loan Proceeds and Letters of Credit.................................19
                      2.6      Interest...................................................................19
                      2.7      Repayment of Loans and Interest............................................19
                      2.8      General Terms..............................................................20
                      2.9      Time, Place, and Method of Payments........................................20
                      2.10     Pro Rata Treatment; Adjustments............................................20
                      2.11     Borrowing Base Determinations..............................................21
                      2.12     Mandatory Prepayments......................................................22
                      2.13     Voluntary Prepayments and Conversions of Loans.............................23
                      2.14     Commitment Fee.............................................................23
                      2.15     Letter of Credit Fee.......................................................23
                      2.16     Loans to Satisfy Obligations of Borrower...................................24
                      2.17     Security Interest in Accounts; Right of Offset.............................24
                      2.18     General Provisions Relating to Interest....................................24
                      2.19     Obligations Absolute.......................................................25
                      2.20     Yield Protection...........................................................26
                      2.21     Illegality.................................................................28
                      2.22     Taxes......................................................................28
                      2.23     Replacement Lenders........................................................29
                      2.24     Regulatory Change..........................................................30

   ARTICLE 3          CONDITIONS..........................................................................30
                      3.1      Conditions Precedent to Initial Loan and Letter of Credit..................30
                      3.2      Conditions Precedent to Each Loan..........................................31
                      3.3      Conditions Precedent to Issuance of Letters of Credit......................32

   ARTICLE 4          REPRESENTATIONS AND WARRANTIES......................................................33



                      4.1      Existence of Borrower and Subsidiaries.....................................33
                      4.2      Existence of Partnerships..................................................33
                      4.3      Due Authorization..........................................................33
                      4.4      Valid and Binding Obligations of Borrower..................................34
                      4.5      Scope and Accuracy of Financial Statements.................................34
                      4.6      Liabilities, Litigation and Restrictions...................................34
                      4.7      Title to Properties........................................................34
                      4.8      Compliance with Federal Reserve Regulations................................34
                      4.9      Authorizations and Consents................................................34
                      4.10     Compliance with Laws, Rules, Regulations, and Orders.......................35
                      4.11     Proper Filing of Tax Returns and Payment of Taxes Due......................35
                      4.12     ERISA Compliance...........................................................35
                      4.13     Take-or-Pay; Gas Imbalances................................................35
                      4.14     Refunds....................................................................35
                      4.15     Casualties of Taking of Property...........................................36
                      4.16     Locations of Business and Offices..........................................36
                      4.17     Environmental Compliance...................................................36
                      4.18     Investment Company Act Compliance..........................................36
                      4.19     Public Utility Holding Company Act Compliance..............................36
                      4.20     No Material Misstatements..................................................37
                      4.21     Subsidiaries.............................................................. 37
                      4.22     Defaults ..................................................................37
                      4.23     Maintenance of Properties..................................................37
                      4.24     Borrower's Year 2000 Representations and Warranties........................37

   ARTICLE 5          AFFIRMATIVE COVENTS.................................................................38
                      5.1      Maintenance an Access to Records...........................................38
                      5.2      Quarterly Financial Statements.............................................38
                      5.3      Annual Financial Statements................................................38
                      5.4      Compliance Certificates....................................................38
                      5.5      Oil and Gas Reserve Reports................................................39
                      5.6      SEC and Other Reports......................................................39
                      5.7      Notices....................................................................39
                      5.8      Additional Information.....................................................41
                      5.9      Payment of Assessments and Charges.........................................41
                      5.10     Compliance with Laws.......................................................41
                      5.11     ERISA Information and Compliance...........................................41
                      5.12     Hazardous Substances Indemnification.......................................41
                      5.13     Further Assurances.........................................................42
                      5.14     Fees and Expenses of Administrative Agent..................................42
                      5.15     Indemnification of Lenders and Administrative Agent........................43
                      5.16     Maintenance of Existence and Good Standing.................................43
                      5.17     Maintenance of Tangible Property...........................................43
                      5.18     Maintenance of Insurance...................................................43
                      5.19     Inspection of Tangible Property............................................44
                      5.20     Payment of Notes and Performance of Obligations............................44
                      5.21     Operation of Oil and Gas Properties........................................44



                      5.22     Performance of Designated Contracts........................................44
                      5.23     Borrower's Year 2000 Compliance............................................44

ARTICLE 6             NEGATIVE COVENANTS..................................................................45
                      6.1      Indebtedness; Contingent Obligations.......................................45
                      6.2      Loans or Advance...........................................................45
                      6.3      Mortgages of Pledges of Assets.............................................46
                      6.4      Sales of Properties; Leasebacks............................................46
                      6.5      Dividends and Distributions................................................46
                      6.6      Changes in Corporate Structure.............................................46
                      6.7      Rental or Lease Agreements.................................................46
                      6.8      Investments................................................................47
                      6.9      Lines of Business; Subsidiaries............................................47
                      6.10     ERISA Compliance...........................................................47
                      6.11     Sales or Discount of Receivables...........................................47
                      6.12     Transactions With Affiliates...............................................47
                      6.13     Tangible Net Worth.........................................................48
                      6.14     Current Ratio..............................................................48
                      6.15     Debt Coverage Ratio .......................................................48
                      6.16     Total Liabilities to Tangible Net Worth....................................48
                      6.17     Amendment to Partnership Agreements........................................48
                      6.18     Subordinated Debt and Senior Subordinated Debt.............................48
                      6.19     Negative Pledges...........................................................48
                      6.20     Senior Subordinated Debt...................................................48

ARTICLE 7             EVENT OF DEFAULT....................................................................48
                      7.1      Enumeration of Events of Default...........................................48
                      7.2       Rights Upon Default.......................................................50

ARTICLE 8             THE ADMINISTRATIVE AGENT............................................................51
                      8.1      Appointment................................................................51
                      8.2      Delegation of Duties.......................................................51
                      8.3      Exculpatory Provisions.....................................................51
                      8.4      Reliance by Administrative Agent...........................................52
                      8.5      Notice of Default..........................................................52
                      8.6      Non-Reliance on Administrative Agent and Other Lenders.....................52
                      8.7      Indemnification............................................................53
                      8.8      Restitution................................................................54
                      8.9      Administrative Agent in Its Individual Capacity............................54
                      8.10     Successor Administrative Agent.............................................54
                      8.11     Applicable Parties.........................................................54

ARTICLE 9             MISCELLANEOUS.......................................................................55
                      9.1      Assignments; Participations................................................55
                      9.2      Amendments and Waivers.....................................................56



                      9.3      Survival of Representations, Warranties and Covenants......................56
                      9.4      Notices and Other Communications...........................................57
                      9.5      Parties in Interest........................................................57
                      9.6      No Waiver; rights Cumulative...............................................57
                      9.7      Survival Upon Unenforceability.............................................57
                      9.8      Rights of Third Parties....................................................57
                      9.9      Controlling Agreement......................................................58
                      9.10     Integration................................................................58
                      9.11     Jurisdiction and Venue.....................................................58
                      9.12     Waiver of Rights to Jury Trial.............................................58
                      9.13     Governing Law..............................................................58
                      9.14     Counterparts...............................................................58


                                    EXHIBITS

Exhibit I                       Form of Notes
Exhibit II                     Form of Assignment Agreement
Exhibit III                    Form of Borrowing Request
Exhibit IV                     Form of Compliance Certificate
Exhibit V                      Facility Amounts
Exhibit VI                     Disclosures
Exhibit VII                    Form of Opinion of Counsel
Exhibit VIII                   Subsidiaries and Partnerships
Exhibit IX                     Partnership Acquisition

                                CREDIT AGREEMENT


                  THIS CREDIT AGREEMENT (this "Agreement") is made and entered into as of August 18, 1998, by and among SWIFT ENERGY COMPANY, a Texas corporation (the "Borrower"), each lender that is a signatory hereto or becomes a signatory hereto as provided in Section 9.1 (individually, together with its successors and assigns, a "Lender" and, collectively, together with their respective successors and assigns, the "Lenders"), and BANK ONE, TEXAS, NATIONAL ASSOCIATION, a national banking association, as Administrative Agent for the Lenders (in such capacity, together with its successors in such capacity pursuant to the terms hereof, the "Administrative Agent"), BANK OF MONTREAL, a Canadian chartered bank as Syndication Agent, and NATIONSBANK, N.A., a national banking association as Documentation Agent.


                              W I T N E S S E T H:

                  NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained, the parties hereto agree as follows:


                                    ARTICLE 1

                         DEFINITIONS AND INTERPRETATION

                 1.1 Terms Defined Above. As used in this Agreement, the terms "Administrative Agent," "Agreement," "Borrower," "Lender," and "Lenders" shall have the meanings set forth above.

                 1.2 Additional Defined Terms. As used in this Agreement, the following terms shall have the following meanings, unless the context otherwise requires:

                  "Additional Costs" shall mean costs which the Administrative Agent or any Lender determines are attributable to its obligation to make or its making or maintaining any LIBO Rate Loan or issuing or participating in Letters of Credit, or any reduction in any amount receivable by the Administrative Agent or such Lender in respect of any such obligation or any LIBO Rate Loan or Letter of Credit, resulting from any Regulatory Change which (a) changes the basis of taxation of any amounts payable to the Administrative Agent or such Lender under this Agreement or any Note in respect of any LIBO Rate Loan or Letter of Credit (other than taxes imposed on the overall net income of the Administrative Agent or such Lender or its Applicable Lending Office for  any  such  LIBO  Rate  Loan  by  the  jurisdiction  in  which  the
         Administrative Agent or such Lender has its principal office or Applicable Lending Office), (b) imposes or modifies any reserve, special deposit, minimum capital, capital ratio, or similar requirements (other than the Reserve Requirement utilized in the determination of the Adjusted LIBO Rate for such Loan) relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, the Administrative Agent or such Lender (including LIBO Rate Loans and Dollar deposits in the London interbank market in connection with LIBO Rate Loans), or any commitments of the Administrative Agent or such Lender hereunder, or the London interbank market, or (c) imposes any other condition affecting this Agreement or any of such extensions of credit, liabilities, or commitments.

                  "Adjusted LIBO Rate" shall mean, for any Interest Period for any LIBO Rate Loan, an interest rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Administrative Agent to be equal to the quotient of (a) the sum of the LIBO Rate for such Interest Period for such Loan plus the Applicable Margin for a LIBO Rate Loan divided by (b) 1 minus the Reserve Requirement for such Loan for such Interest Period, such rate to be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) during the period for which payable, but in no event shall such rate exceed the Highest Lawful Rate.

                  "Affiliate" shall mean any Person directly or indirectly controlling, controlled by, or under common control with the Borrower, including each Partnership and each affiliate and subsidiary (within the meaning of the regulations promulgated pursuant to the Securities Act of 1933, as amended) of the Borrower.

                  "Agreement" shall mean this Credit Agreement, as amended, restated or supplemented from time to time.

                  "Applicable  Lending  Office" shall mean,  for each Lender and type of Loan, the lending office of such Lender (or an affiliate of such Lender) designated for such type of Loan on the signature pages hereof or such other office of such Lender (or an affiliate of such
         Lender) as such Lender may from time to time specify to the Administrative Agent and the Borrower as the office by which its Loans of such type are to be made and maintained.

                  "Applicable Margin" shall mean at any time for LIBO Rate Loans and Floating Rate Loans an incremental rate of interest shall be determined by the ratio of (i) the sum of the Loan Balance and L/C Exposure to (ii) the last calculated Borrowing Base as set out below in basis points:


                                                               Floating             LIBO
                                  Ratio                      Rate Margin            Margin

                              less than 50%                    0.00 bps        87.50 bps

                    equal to or greater than 50% but           0.00 bps        112.50 bps
                              less than 75%

                    equal to or greater than 75% but           0.00 bps        137.50 bps
                              less than 90%

                      equal to or greater than 90%             0.00 bps        150.00 bps

                  "Assignment Agreement" shall mean an Assignment Agreement, substantially in the form of Exhibit II, with appropriate insertions.

                  "Available Commitment" shall mean, at any time, an amount equal to the remainder, if any, of (a) the lesser of the Maximum Facility Amount or the Borrowing Base in effect at such time minus (b) the sum of the Loan Balance at such time plus the L/C Exposure at such time.

                  "Base Rate" shall mean the interest rate announced or published by Bank One from time to time as its general reference rate of interest, which Base Rate shall change upon each change in such announced or published general reference interest rate and which Base Rate may not be the lowest interest rate charged by Bank One.

                  "Benefitted Lender" shall have the meaning assigned to such term in Section 2.10(c).

                  "Borrowing Base" shall mean, at any time, an amount equal to the sum of the Distribution Shares and the Oil and Gas Properties, for loan purposes, as determined by the Lenders from time to time in accordance with Section 2.11.

                  "Borrowing Request" shall mean each written request, in substantially the form attached hereto as Exhibit III, by the Borrower to the Administrative Agent for a borrowing or conversion pursuant to Sections 2.1 or 2.13, each of which shall:

                           (a) be signed by a Responsible Officer;

                           (b) specify the amount and type of Loan  requested or
                  to be converted and the date of the borrowing or conversion (which shall be a Business Day);

                           (c) when   requesting   a  Floating   Rate  Loan,  be
                  delivered to the Administrative Agent no later than 11:00 a.m., Central Standard or Daylight Savings Time, as the case may be, on the Business Day of the requested borrowing or conversion; and

                           (d) when requesting a LIBO Rate Loan, be delivered to
                  the Administrative Agent no later than 11:00 a.m., Central Standard or Daylight Savings Time, as the case may be, the third Business Day preceding the requested borrowing or conversion and designate the Interest Period requested with respect to such Loan.

                  "Business Day" shall mean a day other than a day when commercial banks are authorized or required to close in the State of Texas and, with respect to all requests, notices, and determinations in connection with, and payments of principal and interest on, LIBO Rate Loans, which is also a day for trading by and between banks in Dollar deposits in the London interbank market.

                  "Cash Flow" shall mean, for any period, the sum of (a) the net income (or loss) of the Borrower and its Subsidiaries on a consolidated basis for such period, determined in accordance with GAAP, exclusive of non-cash revenue, plus (b) depreciation, depletion, non-cash amortization, deferred income taxes, and other non-cash charges to income, determined on a consolidated basis for the Borrower and its Subsidiaries.

                  "Closing Date" shall mean August 18, 1998.

                  "Commitment Period" shall mean the period from and including the Closing Date to but not including the Commitment Termination Date.

                  "Commitment Termination Date" shall mean August 18, 2002.

                  "Commitments" shall mean the several obligations of the Lenders to make Loans to or for the benefit of the Borrower pursuant to
         Section 2.1 and the obligations of the Administrative Agent to issue and the Lenders to participate in Letters of Credit pursuant to Section 2.2.

                  "Commonly Controlled Entity" shall mean any Person which is under common control with the Borrower within the meaning of Section 4001 of ERISA.

                  "Compliance Certificate" shall mean each certificate substantially in the form attached hereto as Exhibit IV, signed by any Responsible Officer and furnished to the Administrative Agent from time to time in accordance with the terms hereof.

                  "Contingent Obligation" shall mean, as to any Person, any obligation of such Person guaranteeing or in effect guaranteeing any Indebtedness, leases, dividends, or other obligations of any other Person (for purposes of this definition, a "primary obligation") in any manner, whether directly or indirectly, including any obligation of such Person, regardless of whether such obligation is contingent, (a) to purchase any primary obligation or any Property constituting direct or indirect security therefor, (b) to advance or supply funds (i) for the purchase or payment of any primary obligation, or (ii) to maintain working or equity capital of any other Person in respect of any primary obligation, or otherwise to maintain the net worth or solvency of any other Person, (c) to purchase Property, securities or services primarily for the purpose of assuring the owner of any primary obligation of the ability of the Person primarily liable for such primary obligation to make payment thereof, or (d) otherwise to assure or hold harmless the owner of any such primary obligation against loss in respect thereof, with the amount of any Contingent Obligation being deemed to be equal to the stated or determinable amount of the primary obligation in respect of which such Contingent Obligation is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by such Person in good faith.

                  "Current Assets" shall mean all assets which would, in accordance with GAAP, be included as current assets on a consolidated balance sheet of the Borrower and its Subsidiaries as of the date of calculation, plus unused availability under this Agreement.

                  "Current Liabilities" shall mean all liabilities which would, in accordance with GAAP, be included as current liabilities on a consolidated balance sheet of the Borrower and its Subsidiaries as of the date of calculation, but excluding current maturities in respect of the Loans.

                  "Debt Service" shall mean, at any time, five percent of the aggregate amount of all Subordinated Debt, Senior Subordinated Debt, amounts funded under this Agreement, and any other funded debt of the Borrower and its Subsidiaries on a consolidated basis allowed by the Lenders.

                  "Default" shall mean any event or occurrence which with the lapse of time or the giving of notice or both would become an Event of Default.

                  "Default Rate" shall mean a per annum interest rate equal to the Base Rate from time to time in effect plus two and one-half percent (2-1/2%), such rate to be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) during the period for which payable, but in no event shall such rate exceed the Highest Lawful Rate.

                  "Distributive Share" shall mean, with respect to each Partnership, the distributive share of the Borrower of profits and proceeds pursuant to the applicable Partnership Agreement, and in the event that the amount of such distributive share varies depending on events or circumstances, the minimum distributive share of the Borrower.

                  "Dollars" and "$" shall mean dollars in lawful currency of the United States of America.

                  "Environmental Complaint" shall mean any written complaint, order, directive, claim, citation, notice of investigation or other notice by any Governmental Authority or any other Person with respect to (a) air emissions, (b) spills, releases, or discharges to soils or any improvements located thereon, surface water, groundwater or the sewer, septic system or waste treatment, storage or disposal systems servicing any Property of any of the Borrower, its Subsidiaries or the Partnerships, (c) solid or liquid waste disposal, (d) the use, generation, storage, transportation or disposal of any Hazardous Substance, or (e) other environmental, health or safety matters affecting any Property of any of the Borrower, its Subsidiaries or the Partnerships or the business conducted thereon.

                  "Environmental Laws" shall mean (a) the following federal laws as they may be cited, referenced, and amended from time to time: the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Endangered Species Act, the Hazardous Materials Transportation Act of 1986, the Occupational Safety and Health Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act of 1976, the Safe Drinking Water Act, the Superfund Amendments and Reauthorization Act, and the Toxic Substances Control Act; (b) any and all equivalent environmental statutes of any state in which Property of the Borrower is situated, as they may be cited, referenced and amended from time to time; (c) any rules or regulations promulgated under or adopted pursuant to the above federal and state laws; and (d) any other equivalent federal, state, or local statute or any requirement, rule, regulation, code, ordinance, or order adopted pursuant thereto, including those relating to the generation, transportation, treatment, storage, recycling, disposal, handling, or release of Hazardous Substances.

                  "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations thereunder and interpretations thereof.

                  "Event of Default"  shall mean any  of the events specified in
         Section 7.1.

                  "Facility Amount" shall mean, for each Lender, the amount set forth opposite the name of such Lender on Exhibit V under the caption "Facility Amounts," as modified from time to time to reflect assignments permitted by Section 9.1 or otherwise pursuant to the terms hereof.

                  "Federal Funds Rate" shall mean, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of Dallas, Texas, on the Business Day next succeeding such day, provided that (a) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if such rate is not so published for any day, the Federal Funds Rate for such day shall be the average rate charged to the Lender serving as the Administrative Agent on such day on such transactions as determined by the Administrative Agent.

                  "Final Maturity" shall mean August 18, 2002.

                  "Financial Statements" shall mean statements of the financial condition as at the point in time and for the period indicated and consisting of at least a balance sheet and related statements of operations, common stock and other stockholders' or partners' equity, and cash flows and, when required by applicable provisions of this Agreement to be audited, accompanied by the unqualified certification of a nationally-recognized firm of independent certified public accountants or other independent certified public accountants acceptable to the Administrative Agent and footnotes to any of the foregoing, all of which, unless otherwise indicated, shall be prepared in accordance with GAAP consistently applied and in comparative form with respect to the corresponding period of the preceding fiscal period.

                  "Floating Rate" shall mean, as of any day, an interest rate per annum equal to the greater of (a) the Base Rate for such day plus the Applicable Margin or (b) the Federal Funds Rate for such day plus one percent (1%), such rate to be computed, in either case, on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) during the period for which payable, but in no event shall such rate exceed the Highest Lawful Rate.

                  "Floating Rate Loan" shall mean any Loan and any portion of the Loan Balance which the Borrower has requested, in the initial Borrowing Request for such Loan or a subsequent Borrowing Request for such portion of the Loan Balance, bear interest at the Floating Rate, or which pursuant to the terms hereof are otherwise required to bear interest at the Floating Rate.

                  "GAAP" shall mean generally accepted accounting principles established by the Financial Accounting Standards Board or the American Institute of Certified Public Accountants and in effect in the United States from time to time.

                  "Governmental Authority" shall mean any nation, country, commonwealth, territory, government, state, county, parish, municipality or other political subdivision and any court, governmental department or authority, commission, board, bureau, agency, arbitrator or instrumentality thereof and any other entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

                  "Hazardous Substances" shall mean flammables, explosives, radioactive materials, hazardous wastes, asbestos or any material containing asbestos, polychlorinated biphenyls (PCBs), toxic substances or related materials, or any substances defined as "contaminants," "hazardous substances," "hazardous materials," "hazardous wastes" or

         "toxic substances" under any Environmental Law now or hereafter enacted or promulgated by any Governmental Authority.

                  "Hedging Agreement" shall mean (a) any interest rate or currency swap, rate cap, rate floor, rate collar, forward agreement, or other exchange or rate protection agreement or any option with respect to any such transaction and (b) any swap agreement, cap, floor, collar, exchange transaction, forward agreement, or other exchange or protection agreement relating to hydrocarbons or any option with respect to any such transaction.

                  "Hedging   Obligations"   shall  mean  the   Indebtedness  and
         Obligations, now or hereafter arising, of the Borrower under any Hedging Agreements with any Lender or any affiliate of any Lender.

                  "Highest Lawful Rate" shall mean, with respect to each Lender, the maximum non-usurious interest rate, if any (or, if the context so requires, an amount calculated at such rate), that at any time or from time to time may be contracted for, taken, reserved, charged, or received under laws applicable to such Lender, as such laws are presently in effect or, to the extent allowed by applicable law, as such laws may hereafter be in effect and which allow a higher maximum non-usurious interest rate than such laws now allow.

                  "Indebtedness" shall mean, as to any Person, without duplication, (a) all liabilities (excluding reserves for deferred income taxes, deferred compensation liabilities, and other deferred liabilities and credits) which in accordance with GAAP would be included in determining total liabilities as shown on the liability side of a balance sheet, (b) all obligations of such Person evidenced by bonds, debentures, promissory notes, or similar evidences of indebtedness, (c) all other indebtedness of such Person for borrowed money, and (d) all obligations of others, to the extent any such obligation is secured by a Lien on the assets of such Person (whether or not such Person has assumed or become liable for the obligation secured by such Lien).

                  "Insolvency Proceeding" shall mean application (whether voluntary or instituted by another Person) for or the consent to the appointment of a receiver, trustee, conservator, custodian, or liquidator of any Person or of all or a substantial part of the Property of such Person, or the filing of a petition (whether voluntary or instituted by another Person) commencing a case under Title 11 of the United States Code, seeking liquidation, reorganization, or rearrangement or taking advantage of any bankruptcy, insolvency, debtor's relief, or other similar law of the United States, the State of Texas, or any other jurisdiction.

                  "Interest Period" shall mean, subject to the limitations set forth in Section 2.3, with respect to any LIBO Rate Loan, a period commencing on the date such Loan is made or converted from a Loan of another type pursuant to this Agreement or the last day of the next preceding Interest Period with respect to such Loan and ending on the numerically corresponding day in the calendar month that is one, two, three, or, subject to availability, six months thereafter, as the Borrower may request in the Borrowing Request for such Loan.

                  "Investment" shall mean, as to any Person, any stock, bond, note or other evidence of Indebtedness or any other security (other than current trade and customer accounts) of, investment or partnership interest in or loan to, such Person.

                  "L/C Exposure" shall mean, at any time, the maximum amount available to be drawn under outstanding Letters of Credit at such time.

                  "Letter of Credit" shall mean each standby letter of credit issued for the account of the Borrower pursuant to this Agreement.

                  "Letter of Credit Application" shall mean the standard letter of credit application employed by the Administrative Agent, as the issuer of the Letters of Credit, from time to time in connection with letters of credit.

                  "Letter of Credit Payment" shall mean any payment made by the Lenders or the Administrative Agent on behalf of the Lenders under a Letter of Credit, to the extent that such payment has not been repaid by the Borrower.

                  "LIBO Rate" shall mean, with respect to any Interest Period for any LIBO Rate Loan, the lesser of (a) the rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) equal to the average of the offered quotations appearing on Telerate Page 3750 (or if such Telerate Page shall not be available, any successor or similar service selected by the Administrative Agent and the Borrower) as of approximately 11:00 a.m., Central Standard or Daylight Savings Time, as the case may be, on the day two Business Days prior to the first day of such Interest Period for Dollar deposits in an amount comparable to the principal amount of such LIBO Rate Loan and having a term comparable to the Interest Period for such LIBO Rate Loan, or (b) the Highest Lawful Rate. If neither such Telerate Page 3750 nor any successor or similar service is available, the term "LIBO Rate" shall mean, with respect to any Interest Period for any LIBO Rate Loan, the lesser of (a) the rate per annum (rounded upwards if necessary, to the nearest 1/16 of 1%) quoted by the Administrative Agent at approximately 11:00 a.m., London time (or as soon thereafter as practicable) two Business Days prior to the first day of the Interest Period for such LIBO Rate Loan for the offering by the Administrative Agent to leading banks in the London interbank market of Dollar deposits in an amount comparable to the principal amount of such LIBO Rate Loan and having a term comparable to the Interest Period for such LIBO Rate Loan, or (b) the Highest Lawful Rate.

                  "LIBO Rate Loan" shall mean any Loan and any portion of the Loan Balance which the Borrower has requested, in the initial or a subsequent Borrowing Request for such Loan, bear interest at the Adjusted LIBO Rate and which are permitted by the terms hereof to bear interest at the Adjusted LIBO Rate.

                  "Lien" shall mean any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on common law, statute, or contract, and including the lien or security interest arising from a mortgage, encumbrance, pledge, security agreement, conditional sale or trust receipt, or a lease, consignment or bailment for security purposes and reservations, exceptions, encroachments, easements, rights of way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting Property which secure an obligation owed to, or a claim by, a Person other than the owner of such Property (for purposes of this Agreement, any of the Borrower, its Subsidiaries or the Partnerships shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement, financing lease or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes), and the filing or recording of any financing statement or other security instrument in any public office.

                  "Limitation Period" shall mean, with respect to any Lender, any period while any amount remains owing on any Note payable to such Lender and during which interest on such amount calculated at the applicable interest rate plus any fees or other sums payable to such Lender under any Loan Document and deemed to be interest under applicable law, would exceed the amount of interest which would accrue at the Highest Lawful Rate.

                  "Loan" shall mean any advance to or for the benefit of the Borrower pursuant to this Agreement and any payment made by the Administrative Agent or any Lender under a Letter of Credit.

                  "Loan   Balance"  shall  mean,  at  any  time,  the  aggregate
         outstanding principal balance of the Notes at such time.

                  "Loan Documents" shall mean this Agreement, the Notes, the Letters of Credit, the Letter of Credit Applications, and all other documents, instruments and agreements now or hereafter delivered pursuant to the terms of or in connection with this Agreement, the Notes, the Letters of Credit, or the Letter of Credit Applications, and all renewals, extensions, amendments, supplements and restatements thereof.

                  "Material Adverse Effect" shall mean any material and adverse effect on (a) the assets, liabilities, financial condition, business, operations or prospects of the Borrower, or the Borrower and its Subsidiaries on a consolidated basis, or the Partnerships taken as a whole, from those reflected in the Financial Statements dated December 31, 1997, furnished to the Lenders or from the facts represented or warranted in this Agreement or any other Loan Document, (b) the ability of the Borrower individually, or the Borrower and its Subsidiaries on a consolidated basis, or the Partnerships taken as a whole, to carry out its or their business as at the date of this Agreement conducted, or
         (c) the ability of the Borrower to meet its obligations generally, or to meet its obligations under the Loan Documents on a timely basis as provided therein.

                  "Maximum Facility Amount" shall mean the sum of the Facility Amounts of all Lenders.

                  "Multi-employer   Plan"   shall   mean  a  Plan   which  is  a
         multi-employer plan as defined in Section 4001(a)(3) of ERISA.

                  "Net Income" shall mean, for any period, the net income of the Borrower and its Subsidiaries on a consolidated basis for such period, determined in accordance with GAAP.

                  "Notes" shall mean, collectively, each of the promissory notes of the Borrower payable to a Lender in the amount of the Facility Amount of such Lender in the form attached hereto as Exhibit I, with appropriate insertions, together with all renewals, extensions for any period, increases, and rearrangements thereof.

                  "Notice of Termination" shall have the meaning assigned to such term in Section 2.23.

                  "Obligations" shall mean, without duplication, (a) all Indebtedness evidenced by the Notes, (b) the obligation of the Borrower to provide to or reimburse the Administrative Agent or the Lenders, as the case may be, for amounts payable, paid, or incurred with respect to Letters of Credit, (c) the undrawn, unexpired amount of all outstanding Letters of Credit, (d) the obligation of the Borrower for the payment of fees and expenses pursuant to the Loan Documents, (f) the Hedging Obligations, and (g) all other obligations and liabilities of the Borrower to the Administrative Agent and the Lenders, now existing or hereafter incurred, under, arising out of or in connection with any Loan Document, and to the extent that any of the foregoing includes or refers to the payment of amounts deemed or constituting interest, only so much thereof as shall have accrued, been earned and which remains unpaid at each relevant time of determination.

                  "Oil and Gas Property" shall mean fee, leasehold or other interests in or under mineral estates or oil, gas and other liquid or gaseous hydrocarbon leases with respect to Properties situated in the United States or offshore from any State of the United States, including overriding royalty and royalty interests, leasehold estate interests, net profits interests, production payment interests and mineral fee interests, together with contracts executed in connection therewith and all tenements, hereditaments, appurtenances and Properties appertaining, belonging, affixed or incidental thereto.

                  "Partners" shall mean all present and future general and limited partners of the Partnerships.

                  "Partnerships" shall mean all partnerships, including joint ventures, in which the Borrower is a limited or general partner, including the general and limited drilling partnerships and income funds now or hereafter existing in connection with the exploration and drilling or property acquisition and ownership programs of the Borrower and with respect to which the Borrower is a general partner or the managing general partner, and with respect to which a Distributive Share is included in the Borrowing Base.

                  "Partnership   Acquisition"  shall  mean  the  acquisition  by
         Borrower of all of the partnership interests of the partnerships described on Exhibit IX to be completed by December 31, 1998.

                  "Partnership Agreement" shall mean the partnership agreement of any Partnership, as any such agreement may be amended, restated or supplemented from time to time.

                  "Percentage Share" shall mean, as to any Lender, a fraction, expressed as a percentage, the numerator of which is the Facility Amount of such Lender and the denominator of which is the Maximum Facility Amount.

                  "Permitted Liens" shall mean (a) Liens for taxes, assessments or other governmental charges or levies not yet due or which (if foreclosure, distraint, sale, or other similar proceedings shall not have been initiated) are being contested in good faith by appropriate proceedings diligently conducted, if such reserve as may be required by GAAP shall have been made therefor; (b) Liens in connection with workers' compensation, unemployment insurance or other social security (other than Liens created by Section 4068 of ERISA), old age pension or public liability obligations which are not yet due or which are being contested in good faith by appropriate proceedings diligently conducted, if such reserve as may be required by GAAP shall have been made therefor; (c) Liens in favor of vendors, carriers, warehousemen, repairmen, mechanics, workers, or materialmen, and construction or other similar Liens arising by operation of law in the ordinary course of business or incident to the construction or improvement of any Property in respect of obligations which are not yet due or which are being contested in good faith by appropriate proceedings diligently conducted, if such reserve as may be required by GAAP shall have been made therefor; (d) Liens securing the purchase price of equipment of the Borrower, provided that (i) such Liens shall not extend to or cover any other Property of the Borrower, and (ii) the aggregate unpaid purchase price secured by all such Liens shall not exceed $5,000,000;
         (e) Liens on assets, excluding Oil and Gas Properties and production and proceeds therefrom, in an aggregate amount not to exceed $1,000,000; (f) Liens to operators and non-operators under joint operating agreements arising in the ordinary course of business to secure amounts owing to operators, which amounts are not yet due or are being contested in good faith by appropriate proceedings diligently conducted; (g) Liens under production sales agreements, division orders, operating agreements and other agreements customary in the oil and gas industry for processing, producing, and selling hydrocarbons securing obligations not constituting Indebtedness and provided that such Liens do not secure obligations to deliver hydrocarbons at some future date without receiving full payment therefor within 90 days of delivery; (h) the currently existing Liens described on Exhibit VI under the heading "Liens"; and (i) easements, rights of way, restrictions and other similar encumbrances, and minor defects in the chain of title which are customarily accepted in the oil and gas financing industry, none of which interfere with the ordinary conduct of the business of any of the Borrower, its Subsidiaries or the Partnerships or materially detract from the value or use of the Property to which they apply.

                  "Person" shall mean an individual, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization, Governmental Authority, or any other form of entity.

                  "Plan" shall mean, at any time, any employee benefit plan which is covered by ERISA and in respect of which the Borrower or any Commonly Controlled Entity is (or, if such plan were terminated at such time, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

                  "Principal Office" shall mean the principal office of the Administrative Agent in Houston, Texas, presently located at 910 Travis Street.

                  "Property" shall mean any interest in any kind of property or asset, whether real, personal, or mixed, tangible or intangible.

                  "Regulation D" shall mean Regulation D of the Board of Governors of the Federal Reserve System (or any successor), as amended or supplemented from time to time.

                  "Regulatory  Change"  shall mean,  with respect to any Lender, the passage, adoption, institution, or modification of any federal, state, local, or foreign Requirement of Law (including Regulation D), or any interpretation, directive, or request (whether or not having the force of law) of any Governmental Authority or monetary authority charged with the enforcement, interpretation, or administration thereof, occurring after the Closing Date and applying to a class of lenders including such Lender or its Applicable Lending Office.

                  "Release of Hazardous Substances" shall mean any emission, spill, release, disposal or discharge, except in accordance with a valid permit, license, certificate or approval of the relevant
         Governmental Authority, of any reportable quantity of Hazardous Substance into or upon (a) the air, (b) soils or any improvements located thereon, (c) surface water or groundwater, or (d) the sewer, septic system or waste treatment, storage or disposal system servicing any Property of any of the Borrower, its Subsidiaries or the Partnerships.

                  "Replacement Lenders" shall have the meaning assigned to such term in Section 2.23.

                  "Required Lenders" shall mean such Lenders as necessary to make the Percentage Share for all of such Lenders total at least 66-2/3%.

                  "Required Payment" shall have the meaning assigned to such term in Section 2.8.

                  "Requirement of Law" shall mean, as to any Person, any applicable law, treaty, ordinance, order, judgment, rule, decree, regulation, or determination of an arbitrator, court, or other Governmental Authority, including rules, regulations, orders, and requirements for permits, licenses, registrations, approvals, or authorizations, in each case as such now exist or may be hereafter amended and are applicable to or binding upon such Person or any of its Property or to which such Person or any of its Property is subject.

                  "Reserve Report" shall mean each report provided by the Borrower pursuant to Section 5.5.

                  "Reserve Requirement" shall mean, for any Interest Period for any LIBO Rate Loan, the average maximum rate at which reserves (including any marginal, supplemental, or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System in Dallas, Texas, with deposits exceeding one billion Dollars against "Eurocurrency liabilities" (as such term is used in Regulation D) and any other reserves required by reason of any Regulatory Change to be maintained by such member banks against (a) any category of liabilities which includes deposits by reference to which the LIBO Rate is to be determined as provided herein in the definition of the term "LIBO Rate" or (b) any category of extensions of credit or other assets which include a LIBO Rate Loan.

                  "Responsible Officer" shall mean any Vice President, the Treasurer or other authorized representative of the Borrower as designated from time to time pursuant to written designation by the Borrower.

                  "Senior Subordinated Debt" shall mean the Indebtedness of the Borrower under the Senior Subordinated Notes in the amount of $150,000,000 due 2008 issued or to be issued in accordance with the terms of the Preliminary Offering Memorandum dated August 7, 1998 relating thereto.

                  "Sonat Acquisition" shall mean the acquisition from Sonat Exploration Company covering certain Oil and Gas Properties which include, but are not limited to (i) Master Creek Field, Louisiana, (2) Brookeland Field, Texas, (3) Fullerton Field, Louisiana, and (4) Pitkin Field, Louisiana, which acquisition is to be closed by August 31, 1998.

                  "Subordinated   Debt"  shall  mean  the  Indebtedness  of  the
         Borrower under the 6.25% Convertible Subordinated Notes due November 15, 2006, in the maximum original principal amount of $115,000,000.

                  "Subsidiary" shall mean, as to any Person, a corporation of which shares of stock having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by such Person.

                  "Superfund Site" shall mean those sites listed on the Environmental Protection Agency National Priority List and eligible for remedial action, or any comparable state registries or list in any state of the United States.

                  "Tangible Net Worth" shall mean (a) total assets, as would be reflected on a balance sheet of the Borrower and its subsidiaries prepared on a consolidated basis and in accordance with GAAP, exclusive of experimental or organization expenses, franchises, licenses, permits, and other intangible assets, treasury stock, unamortized underwriters' debt discount and expenses, and goodwill minus (b) total liabilities, as would be reflected on a balance sheet of the Borrower prepared on a consolidated basis and in accordance with GAAP.

                  "Taxes"  shall  have  the  meaning  assigned  to  such term in
         Section 2.22.

                  "Terminated Lender" shall have the meaning assigned to such term in Section 2.23.

                  "Year 2000 Compliance" shall mean, with regard to any entity, that all software, embedded microchips, and other processing capabilities utilized by, and material to the business operations or financial condition of, such entity are able to interpret and manipulate data on and involving all calendar dates correctly and without causing any abnormal ending scenario, including in relation to dates in and after the year 2000.

                  "Termination Date" shall have the meaning assigned to such term in Section 2.23.

                 1.3 Undefined Financial Accounting Terms Undefined financial accounting terms used in this Agreement shall be defined according to GAAP at the time in effect.

                 1.4 References. References in this Agreement to Article, Section, or Exhibit numbers shall be to Articles, Sections, and Exhibits of this Agreement, unless expressly stated to the contrary. References in this Agreement to "hereby," "herein," "hereinabove," "hereinafter," "hereinbelow," "hereof," "hereunder," and words of similar import shall be to this Agreement in its entirety and not only to the particular Article, Section or Exhibit in which such reference appears. References in this Agreement to "includes" or "including" shall mean "includes, without limitation," or "including, without limitation," as the case may be. References in this Agreement to statutes, sections, or regulations are to be construed as including all statutory or regulatory provisions consolidating, amending, replacing, succeeding or supplementing such statutes, sections, or regulations.

                 1.5 Articles and Sections This Agreement, for convenience only, has been divided into Articles and Sections; and it is understood that the rights and other legal relations of the parties hereto shall be determined from this instrument as an entirety and without regard to the aforesaid division into Articles and Sections and without regard to headings prefixed to such Articles or Sections.

                 1.6 Number and Gender Whenever the context requires, reference herein made to the single number shall be understood to include the plural; and likewise, the plural shall be understood to include the singular. Definitions of terms defined in the singular or plural shall be equally applicable to the plural or singular, as the case may be, unless otherwise indicated. Words denoting sex shall be construed to include the masculine, feminine and neuter, when such construction is appropriate; and specific enumeration shall not exclude the general but shall be construed as cumulative.

                 1.7 Incorporation of Exhibits The Exhibits attached to this Agreement are incorporated herein and shall be considered a part of this Agreement for all purposes.


                                    ARTICLE 2

                              TERMS OF THE FACILITY

                 2.1 Revolving Line of Credit (a) Upon the terms and conditions and relying on the representations and warranties contained in this Agreement, each Lender severally agrees to make Loans during the Commitment Period to or for the benefit of the Borrower in an aggregate principal amount not to exceed at any time outstanding the lesser of the Facility Amount of such Lender or the Percentage Share of such Lender of the Borrowing Base then in effect; provided, however, that (i) the Loan Balance plus the L/C Exposure shall not exceed at any time the lesser of the Maximum Facility Amount or the Borrowing Base then in effect, and (ii) the sum of the outstanding principal balance of all Loans by any Lender plus the Percentage Share of such Lender of the L/C Exposure shall not exceed at any time an amount equal to the Percentage Share of such Lender multiplied by the lesser of the Maximum Facility Amount or the Borrowing Base then in effect. Loans shall be made from time to time on any Business Day designated by the Borrower in its Borrowing Request.

                  (b) Subject to the terms of this Agreement, during the Commitment Period, the Borrower may borrow, repay, and reborrow and convert Loans of one type or with one Interest Period into Loans of another type or with a different Interest Period. Except for prepayments made pursuant to Section 2.12, each borrowing, conversion, and prepayment of principal of Loans shall be in an amount at least equal to $100,000 and multiples of $100,000. Each borrowing, prepayment, or conversion of or into a Loan of a different type or, in the case of a LIBO Rate Loan, having a different Interest Period, shall be deemed a separate borrowing, conversion, and prepayment for purposes of the foregoing, one for each type of Loan or Interest Period. Anything in this Agreement to the contrary notwithstanding, the aggregate principal amount of LIBO Rate Loans having the same Interest Period shall be at least equal to $1,000,000 with multiples of $100,000; and if any LIBO Rate Loan would otherwise be in a lesser principal amount for any period, such Loan shall be a Floating Rate Loan during such period.

                  (c) Not later than 2:00 p.m., Central Standard or Daylight Savings Time, as the case may be, on the date specified for each borrowing, each Lender shall make available to the Administrative Agent an amount equal to the Percentage Share of such Lender of the borrowing to be made on such date, at an account designated by the Administrative Agent, for the account of the Borrower. The amount so received by the Administrative Agent shall, subject to the terms and conditions hereof, be made available to the Borrower in immediately available funds at the Principal Office. All Loans by each Lender shall be maintained at the Applicable Lending Office of such Lender and shall be evidenced by the Note of such Lender.

                  (d) The failure of any Lender to make any Loan required to be made by it hereunder shall not relieve any other Lender of its obligation to make any Loan required to be made by it, and no Lender shall be responsible for the failure of any other Lender to make any Loan.

                 2.2 Letter of Credit Facility (a) Upon the terms and conditions and relying on the representations and warranties contained in this Agreement, the Administrative Agent, as issuing bank for the Lenders, agrees, from the date of this Agreement until the date which is 30 days prior to the Commitment
Termination Date, to issue, on behalf of the Lenders in their respective Percentage Shares, Letters of Credit for the account of the Borrower and to renew and extend such Letters of Credit. Letters of Credit shall be issued, renewed, or extended from time to time on any Business Day designated by the Borrower following the receipt in accordance with the terms hereof by the Administrative Agent of the written (or oral, confirmed promptly in writing) request by a Responsible Officer of the Borrower therefor and a Letter of Credit Application. Letters of Credit shall be issued in such amounts as the Borrower may request; provided, however, that (i) no Letter of Credit shall have an expiration date which is more than 365 days after the issuance thereof or subsequent to five days prior to the Commitment Termination Date, (ii) the Loan Balance plus the L/C Exposure shall not exceed at any time the lesser of the Maximum Facility Amount or the Borrowing Base, and (iii) the L/C Exposure shall not exceed at any time $20,000,000.

                  (b) Prior to any Letter of Credit Payment in respect of any Letter of Credit, each Lender shall be deemed to be a participant through the Administrative Agent with respect to the relevant Letter of Credit in the obligation of the Administrative Agent, as the issuer of such Letter of Credit, in an amount equal to the Percentage Share of such Lender of the maximum amount which is or at any time may become available to be drawn thereunder. Upon delivery by such Lender of funds requested pursuant to Section 2.2(c), such Lender shall be treated as having purchased a participating interest in an amount equal to such funds delivered by such Lender to the Administrative Agent in the obligation of the Borrower to reimburse the Administrative Agent, as the issuer of such Letter of Credit, for any amounts payable, paid, or incurred by the Administrative Agent, as the issuer of such Letter of Credit, with respect to such Letter of Credit.

                  (c) Each Lender shall be unconditionally and irrevocably liable, without regard to the occurrence of any Default or Event of Default, to the extent of the Percentage Share of such Lender at the time of issuance of each Letter of Credit, to reimburse, on demand, the Administrative Agent, as the issuer of such Letter of Credit, for the amount of each Letter of Credit Payment under such Letter of Credit. Each Letter of Credit Payment shall be deemed to be a Floating Rate Loan by each Lender to the extent of funds delivered by such Lender to the Administrative Agent with respect to such Letter of Credit Payment and shall to such extent be deemed a Floating Rate Loan under and shall be evidenced by the Note of such Lender and shall be payable by the Borrower upon demand by the Administrative Agent.

                  (d) EACH LENDER AGREES TO INDEMNIFY THE ADMINISTRATIVE AGENT, AS THE ISSUER OF EACH LETTER OF CREDIT, AND THE OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT AND AFFILIATES OF THE ADMINISTRATIVE AGENT (TO THE EXTENT NOT REIMBURSED BY THE BORROWER AND WITHOUT LIMITING THE OBLIGATION OF THE BORROWER TO DO SO), RATABLY ACCORDING TO THE PERCENTAGE SHARE OF SUCH LENDER AT THE TIME OF ISSUANCE OF SUCH LETTER OF CREDIT, FROM AND AGAINST ANY AND ALL LIABILITIES, CLAIMS, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS OF ANY KIND WHATSOEVER WHICH MAY AT ANY TIME (INCLUDING ANY TIME FOLLOWING THE PAYMENT AND PERFORMANCE OF ALL OBLIGATIONS AND THE TERMINATION OF THIS AGREEMENT) BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST THE ADMINISTRATIVE AGENT AS THE ISSUER OF SUCH LETTER OF CREDIT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR SUCH LETTER OF CREDIT OR ANY ACTION TAKEN OR OMITTED BY THE ADMINISTRATIVE AGENT AS THE ISSUER OF SUCH LETTER OF CREDIT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES UNDER OR IN CONNECTION WITH ANY OF THE FOREGOING, INCLUDING ANY LIABILITIES, CLAIMS, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS IMPOSED, INCURRED OR ASSERTED AS A RESULT OF THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT AS THE ISSUER OF SUCH LETTER OF CREDIT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES; PROVIDED THAT NO LENDER (OTHER THAN THE ADMINISTRATIVE AGENT AS THE ISSUER OF A LETTER OF CREDIT) SHALL BE LIABLE FOR THE PAYMENT OF ANY PORTION OF SUCH LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES OR DISBURSEMENTS RESULTING SOLELY FROM THE GROSS

NEGLIGENCE OR WILLFUL MISCONDUCT OF THE ADMINISTRATIVE AGENT AS THE ISSUER OF A LETTER OF CREDIT. THE AGREEMENTS IN THIS SECTION 2.2(d) SHALL SURVIVE THE
PAYMENT  AND  PERFORMANCE  OF  ALL  OBLIGATIONS  AND  THE  TERMINATION  OF  THIS
AGREEMENT.

                 2.3 Limitations on Interest Periods Each Interest Period selected by the Borrower (a) which commences on the last Business Day of a calendar month (or any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month, (b) which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day), (c) which would otherwise end after Final Maturity shall end on Final Maturity, and (d) shall have a duration of not less than one month and, if any Interest Period would otherwise be a shorter period, the relevant Loan shall be a Floating Rate Loan during such period.

                 2.4 Limitation on Types of Loans Anything herein to the contrary notwithstanding, no more than ten separate Loans, including eight LIBO Rate Loans, shall be outstanding at any one time, with, for purposes of this Section, all Floating Rate Loans constituting one Loan, and all LIBO Rate Loans for the same Interest Period constituting one Loan. Anything herein to the contrary notwithstanding, if, on or prior to the determination of any interest rate for any LIBO Rate Loan for any Interest Period therefor:

                  (a) the Administrative Agent determines (which determination shall be conclusive, absent manifest error) that quotations of interest rates for the deposits referred to in the definition of "LIBO Rate" in
         Section 1.2 are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the rate of interest for such Loan as provided in this Agreement; or

                  (b) the Administrative Agent determines (which determination shall be conclusive, absent manifest error) that the rates of interest referred to in the definition of "LIBO Rate" in Section 1.2 upon the basis of which the rate of interest for such Loan for such Interest Period is to be determined do not adequately cover the cost to the Lenders of making or maintaining such Loan for such Interest Period, then the Administrative Agent shall give the Borrower and the Lenders prompt notice thereof; and so long as such condition remains in effect, the Lenders shall be under no obligation to make LIBO Rate Loans or to convert Floating Rate Loans into LIBO Rate Loans, and the Borrower shall, on the last day of the then current Interest Period for each outstanding LIBO Rate Loan, either prepay such LIBO Rate Loan or convert such Loan into a Floating Rate Loan in accordance with
Section 2.13.

                 2.5 Use of Loan Proceeds and Letters of Credit Proceeds of all Loans shall be used to finance the exploration, development and/or acquisition of Oil and Gas Properties and for any corporate purpose of the Borrower not prohibited under any Loan Document. Letters of Credit shall be obtained for any business activity of the Borrower not prohibited under any Loan Document;
provided, however, Letters of Credit shall not be obtained to support Indebtedness to any Person not a Lender or in lieu or in support of stay or appeal bonds in excess of $1,000,000.

                 2.6 Interest Subject to the terms of this Agreement  (including
Section 2.18), interest on the Loans shall accrue and be payable at a rate per annum equal to the Floating Rate for each Floating Rate Loan and the Adjusted LIBO Rate for each LIBO Rate Loan. Notwithstanding the foregoing, interest on past-due principal and, to the extent permitted by applicable law, past-due interest, shall accrue at the Default Rate and shall be payable upon demand by the Administrative Agent at any time as to all or any portion of such interest. In the event that the Borrower fails to select the duration of any Interest Period for any LIBO Rate Loan within the time period and otherwise as provided herein, such Loan (if outstanding as a LIBO Rate Loan) will be automatically converted into a Floating Rate Loan on the last day of the then current Interest Period for such Loan or (if outstanding as a Floating Rate Loan) will remain as, or (if not then outstanding) will be made as, a Floating Rate Loan. Interest provided for herein shall be calculated on unpaid sums actually advanced and outstanding pursuant to the terms of this Agreement and only for the period from the date or dates of such advances until repayment.

                 2.7 Repayment of Loans and Interest Accrued and unpaid interest on outstanding Floating Rate Loans shall be due and payable monthly commencing September 1, 1998, and continuing on the first day of each calendar month thereafter while any Floating Rate Loan remains outstanding, the payment in each instance to be the amount of interest which has accrued and remains unpaid with respect to Floating Rate Loans. Accrued and unpaid interest on each outstanding LIBO Rate Loan shall be due and payable on the last day of the Interest Period for such LIBO Rate Loan and, in the case of any Interest Period in excess of three months, on the day of the third calendar month following the commencement of such Interest Period corresponding to the day of the calendar month on which such Interest Period commenced, the payment in each instance to be the amount of interest which has accrued and remains unpaid in respect of the relevant Loan. The Loan Balance, together with all accrued and unpaid interest thereon, shall be due and payable at Final Maturity. At the time of making each payment hereunder or under the Notes, the Borrower shall specify to the Administrative Agent the Loans or other amounts payable by the Borrower hereunder to which such payment is to be applied. In the event the Borrower fails to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent may apply such payment as it may elect in its discretion and in accordance with the terms hereof.

                 2.8 General Terms (a) Absent manifest error, the outstanding principal balance of the Note of each Lender reflected in the records of such Lender shall be deemed rebuttably presumptive evidence of the principal amount owing on such Note; provided, however, the liability for payment of principal and interest evidenced by the Note of each Lender shall be limited to principal amounts actually advanced and outstanding pursuant to this Agreement and interest on such amounts calculated in accordance with this Agreement.

                  (b) Unless the Administrative Agent shall have been notified by a Lender or the Borrower prior to the date on which either of them is scheduled to make payment to the Administrative Agent of (in the case of a Lender) the proceeds of a Loan to be made by such Lender hereunder or (in the case of the Borrower) a payment to the Administrative Agent for the account of one or more of the Lenders hereunder (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that it does not intend to make the Required Payment to the Administrative Agent, the

Administrative Agent may assume that the Required Payment has been made and, in reliance upon such assumption, may (but shall not be required to) make the amount thereof available to the intended recipient on such date. If such Lender or the Borrower, as the case may be, has not in fact made the Required Payment to the Administrative Agent, the recipient of such payment shall, on demand, repay to the Administrative Agent for its account the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to, in the case of a Lender as recipient, the Federal Funds Rate or, in the case of the Borrower as recipient, the Floating Rate.

                 2.9 Time, Place, and Method of Payments All payments required pursuant to this Agreement or the Notes shall be made without set-off or counterclaim in Dollars and in immediately available funds. All payments by the Borrower shall be deemed received on the next Business Day following receipt if such receipt is after 2:00 p.m., Central Standard or Daylight Savings Time, as the case may be, on any Business Day, and shall be made to the Administrative Agent at the Principal Office. Except as provided to the contrary herein, if the due date of any payment hereunder or under any Note would otherwise fall on a day which is not a Business Day, such date shall be extended to the next succeeding Business Day, and interest shall be payable for any principal so extended for the period of such extension.

                 2.10 Pro Rata Treatment; Adjustments (a) Except to the extent otherwise expressly provided herein, (i) each borrowing pursuant to this Agreement shall be made from the Lenders pro rata in accordance with their respective Percentage Shares, (ii) each payment by the Borrower of fees shall be made for the account of the Lenders pro rata in accordance with their respective Percentage Shares, (iii) each payment of principal of Loans shall be made for the account of the Lenders pro rata in accordance with their respective shares of the Loan Balance, and (iv) each payment of interest on Loans shall be made for the account of the Lenders pro rata in accordance with their respective shares of the aggregate amount of interest due and payable to the Lenders.

                  (b) The Administrative Agent shall distribute all payments with respect to the Obligations to the Lenders promptly upon receipt in like funds as received. In the event that any payments made hereunder by the Borrower at any particular time are insufficient to satisfy in full the Obligations due and payable at such time, such payments shall be applied (i) first, to fees and expenses due pursuant to the terms of this Agreement or any other Loan Document,
(ii) second, to accrued interest, (iii) third, to the Loan Balance, and (iv) last, to any other Obligations.

                  (c) If any Lender (for purposes of this Section, a "Benefitted Lender") shall at any time receive any payment of all or part of its portion of the Obligations, or receive any collateral or other Property in respect thereof (whether voluntarily or involuntarily, by set-off, pursuant to events or proceedings of the nature referred to in Sections 7.1 (e) or 7.1 (f), or otherwise) in an amount greater than such Lender was entitled to receive pursuant to the terms hereof, such Benefitted Lender shall purchase for cash from the other Lenders such portion of the Obligations of such other Lenders, or shall provide such other Lenders with the benefits of any such collateral or other Property or the proceeds thereof, as shall be necessary to cause such Benefitted Lender to share the excess payment or benefits of such collateral or other Property or proceeds with each of the Lenders according to the terms hereof. If all or any portion of such excess payment or benefits is thereafter recovered from such Benefitted Lender, such purchase shall be rescinded and the purchase price and benefits returned by such Lender, to the extent of such recovery, but without interest. The Borrower agrees that each such Lender so purchasing a portion of the Obligations of another Lender may exercise all rights of payment (including rights of set-off) with respect to such portion as fully as if such Lender were the direct holder of such portion. If any Lender ever receives, by voluntary payment, exercise of rights of set-off or banker's lien, counterclaim, cross-action or otherwise, any funds of the Borrower to be applied to the Obligations, or receives any proceeds by realization on or with respect to any collateral or other Property, all such funds and proceeds shall be forwarded immediately to the Administrative Agent for distribution in accordance with the terms of this Agreement.

                 2.11 Borrowing Base Determinations (a) The Borrowing Base as of
the Closing Date is acknowledged by the Borrower and the Lenders to be $200,000,000 unless and until the Borrowing Base has been redetermined pursuant to Section 2.11(b). Following the placement of the Senior Subordinated Debt the Borrowing Base of $200,000,000 shall reduce to $150,000,000. $30,000,000 of such
Borrowing Base shall only be made available contemporaneously with the Partnership Acquisition. In the event the Sonat Acquisition is not completed or less than 100% of the Partnership Acquisition is completed, the Borrowing Base will be subject to redetermination at the request of the Required Lenders.

                  (b) The Borrowing Base shall be redetermined by the Administrative Agent with the consent of the Required Lenders each May 1 and November 1, beginning May 1, 1999, during the term hereof on the basis of information supplied by the Borrower in compliance with the provisions of this Agreement, including Reserve Reports, and all other information available to the Lenders. In the event the Required Lenders cannot agree on the Borrowing Base, the Borrowing Base shall be set on the basis of the weighted (based on the Percentage Share of each Lender) arithmetic average of the Borrowing Base as determined by each individual Lender. However, the amount of the Borrowing Base cannot be increased at any time without consent of 100% of the Lenders. In addition, the Administrative Agent with the consent of the Required Lenders shall, in the normal course of business following a request of the Borrower, redetermine the Borrowing Base; provided, however, the Administrative Agent and the Lenders shall not be obligated to respond to more than two such requests during any calendar year. Notwithstanding the foregoing, the Required Lenders may at their discretion redetermine the Borrowing Base at any time and from time to time, including, without limitation, in connection with any sale or other transfer of Properties by the Borrower pursuant to Section 6.4. To assist the Lenders in making a redetermination of the Borrowing Base in connection with any sale or other transfer of Properties by the Borrower pursuant to Section 6.4 and in making a determination to make any such redetermination of the Borrowing Base, the Borrower shall furnish to the Administrative Agent, contemporaneously with each such sale or other transfer of Property, a breakout from the most recent Reserve Report provided to the Lenders showing the value given to such Properties being sold or transferred, together with any and all other information pertaining thereto as the Administrative Agent may request.

                  (c) Upon each determination of the Borrowing Base, the Administrative Agent shall notify the Borrower orally (confirming such notice promptly in writing) of such determination, and the Borrowing Base so communicated to the Borrower shall become effective upon such oral notification and shall remain in effect until the next subsequent determination of the Borrowing Base.

                  (d) The Borrowing Base shall represent the determination by the Lenders, in accordance with their customary lending procedures for evaluating oil and gas reserves and other related assets at the time of determination, of the value, for loan purposes, of the Distributive Shares and the Oil and Gas Properties of the Borrower, subject, in the case of any increase in the Borrowing Base, to the credit approval processes of the Lenders. Furthermore, the Borrower acknowledges that the Lenders have no obligation to increase the Borrowing Base and may reduce the Borrowing Base, in either case, at any time or as a result of any circumstance and further acknowledges that the determination of the Borrowing Base contains an equity cushion (market value in excess of loan value), which is acknowledged by the Borrower to be essential for the adequate protection of the Lenders.

                 2.12 Mandatory Prepayments If at any time the sum of the Loan Balance and the L/C Exposure exceeds the lesser of the Maximum Facility Amount or the Borrowing Base then in effect, the Borrower shall, within thirty days of notice from the Administrative Agent of such occurrence, prepay the amount of such excess for application on the Loan Balance. In the event that a mandatory prepayment is required under this Section and the Loan Balance is less than the amount required to be prepaid, the Borrower shall repay the entire Loan Balance and, in accordance with the provisions of the relevant Letter of Credit Applications executed by the Borrower or otherwise to the satisfaction of the Administrative Agent, deposit with the Administrative Agent, as additional collateral securing the Obligations, an amount of cash, in immediately available funds, equal to the L/C Exposure minus the lesser of the Maximum Facility Amount or the Borrowing Base. The cash deposited with the Administrative Agent in satisfaction of the requirement provided in this Section may be invested, at the sole discretion of the Administrative Agent and then only at the express direction of the Borrower as to investment vehicle and maturity (which shall be no later than the latest expiry date of any then outstanding Letter of Credit), for the account of the Borrower in cash or cash equivalent investments offered by or through the Lender serving as the Administrative Agent.

                 2.13 Voluntary Prepayments and Conversions of Loans Subject to applicable provisions of this Agreement, the Borrower shall have the right at any time or from time to time to prepay Loans and to convert Loans of one type or with one Interest Period into Loans of another type or with a different Interest Period; provided, however, that (a) the Borrower shall give the Administrative Agent notice of each such prepayment or conversion of all or any portion of a LIBO Rate Loan no less than three Business Days prior to prepayment or conversion, (b) any LIBO Rate Loan may be prepaid or converted only on the last day of an Interest Period for such Loan, (c) each prepayment shall be in an amount not less than $500,000, (d) the Borrower shall pay all accrued and unpaid interest on the amounts prepaid or converted, and (e) no such prepayment or conversion shall serve to postpone the repayment when due of any Obligation.

                 2.14 Commitment Fee To compensate the Lenders for making funds available under this Agreement, the Borrower shall pay to the Administrative Agent for the account of the Lenders in proportion to their respective Percentage Share, on the first day of October, 1998, and on the first day of each third calendar month thereafter and on the Commitment Termination Date, a fee in the amount as determined by the ratio of (i) the sum of the Loan Balance and the L/C. Exposure to (ii) the last calculated Borrowing Base, set forth below in basis points, calculated on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) on the average daily remainder, if any, of (a) the lesser of the Maximum Facility Amount or the Borrowing Base minus (b) the aggregate principal amount outstanding on the Notes plus the amount of all outstanding Letters of Credit during the period from the date of this Agreement or the previous calculation date, whichever is later, to the relevant calculation date or the Commitment Termination Date, as the case may be, as follows:


                           Ratio                                         Commitment  Fee
                           -----                                         ---------------
                           less than 50%                                    22.50 bps

                           equal to or greater
                           than 50% but less
                           than 75% 25.00 bps

                           equal to or greater than
                           75% but less than 90%                            25.00 bps
                           equal to or greater
                           than 90% 37.50 bps

                 2.15 Letter of Credit Fee The Borrower shall pay to the Administrative Agent for the account of the Lenders on the date of issuance or renewal of each Letter of Credit, an issuing fee equal to the greater of $400 or the Applicable Margin for LIBO Rate Loans, calculated on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day), on the face amount of such Letter of Credit during the period for which such Letter of Credit is issued or renewed. The Borrower also agrees to pay on demand to the Administrative Agent for its own account as the issuer of the Letters of Credit its customary letter of credit transactional fees and expenses, including amendment fees, payable with respect to each Letter of Credit. The Borrower shall pay to the Administrative Agent an additional fee of 0.125% per annum calculated on a basis of 360 days and actual days elapsed (including the first day but excluding the last day).

                 2.16 Loans to Satisfy  Obligations of Borrower The Lenders may,
but shall not be obligated to, make Loans for the benefit of the Borrower and apply proceeds thereof to the satisfaction of any condition, warranty, representation, or covenant of the Borrower contained in this Agreement or any other Loan Document. Such Loans shall be evidenced by the Notes, shall bear interest at the Default Rate and shall be payable upon demand.

                 2.17 Security Interest in Accounts; Right of Offset As security for the payment and performance of the Obligations, the Borrower hereby transfers, assigns, and pledges to the Administrative Agent and each Lender (for the pro rata benefit of all Lenders) and grants to the Administrative Agent and each Lender (for the pro rata benefit of all Lenders) a security interest in all funds of the Borrower now or hereafter or from time to time on deposit with the

Administrative Agent or such Lender, with such interest of the Administrative Agent and the Lenders to be retransferred, reassigned, and/or released at the reasonable expense of the Borrower upon payment in full and complete performance of all Obligations and the termination of the Commitments. All remedies as secured party or assignee of such funds shall be exercisable by the Administrative Agent and the Lenders with the oral consent (confirmed promptly in writing) of the Required Lenders upon the occurrence of any Event of Default, regardless of whether the exercise of any such remedy would result in any penalty or loss of interest or profit with respect to any withdrawal of funds deposited in a time deposit account prior to the maturity thereof. Furthermore, the Borrower hereby grants to the Administrative Agent and each Lender (for the pro rata benefit of all Lenders) the right, exercisable at such time as any Event of Default shall occur, of offset or banker's lien against all funds of the Borrower now or hereafter or from time to time on deposit with the Administrative Agent or such Lender, regardless of whether the exercise of any such remedy would result in any penalty or loss of interest or profit with respect to any withdrawal of funds deposited in a time deposit account prior to the maturity thereof.

                 2.18 General Provisions Relating to Interest (a) It is the intention of the parties hereto to comply strictly with all applicable usury laws. In this connection, there shall never be collected, charged, or received on the sums advanced hereunder interest in excess of that which would accrue at the Highest Lawful Rate. For purposes of Tex. Fin. Code Ann. ss. 303.301 (Vernon's 1998), as amended, the Borrower agrees that the Highest Lawful Rate shall be the "indicated (weekly) rate ceiling" as defined in such Article, provided that the Administrative Agent and the Lenders may also rely, to the extent permitted by applicable laws, on alternative maximum rates of interest under other laws, if greater.

                  (b) Notwithstanding anything herein or in the Notes to the contrary, during any Limitation Period, the interest rate to be charged on amounts evidenced by the Notes shall be the Highest Lawful Rate, and the obligation, if any, of the Borrower for the payment of fees or other charges deemed to be interest under applicable law shall be suspended. During any period or periods of time following a Limitation Period, to the extent permitted by applicable laws, the interest rate to be charged hereunder shall remain at the Highest Lawful Rate until such time as there has been paid to the Administrative Agent and each Lender (i) the amount of interest in excess of that accruing at the Highest Lawful Rate that such Lender would have received during the Limitation Period had the interest rate remained at the otherwise applicable rate, and (ii) all interest and fees otherwise payable to the Administrative Agent and such Lender but for the effect of such Limitation Period.

                  (c) If, under any circumstances, the aggregate amounts paid on the Notes or under this Agreement or any other Loan Document include amounts which by law are deemed interest and which would exceed the amount permitted if the Highest Lawful Rate were in effect, the Borrower stipulates that such payment and collection will have been and will be deemed to have been, to the extent permitted by applicable laws, the result of mathematical error on the part of the Borrower, the Administrative Agent, and the Lenders; and the party receiving such excess shall promptly refund the amount of such excess (to the extent only of such interest payments in excess of that which would have accrued and been payable on the basis of the Highest Lawful Rate) upon discovery of such error by such party or notice thereof from the Borrower. In the event that the maturity of any Obligation is accelerated, by reason of an election by the Lenders or otherwise, or in the event of any required or permitted prepayment, then the consideration constituting interest under applicable laws may never exceed the Highest Lawful Rate; and excess amounts paid which by law are deemed interest, if any, shall be credited by the Administrative Agent and the Lenders on the principal amount of the Obligations, or if the principal amount of the Obligations shall have been paid in full, refunded to the Borrower.

                  (d) All sums paid, or agreed to be paid, to the Administrative Agent and the Lenders for the use, forbearance and detention of the proceeds of any advance hereunder shall, to the extent permitted by applicable law, be amortized, prorated, allocated, and spread throughout the full term hereof until paid in full so that the actual rate of interest is uniform but does not exceed the Highest Lawful Rate throughout the full term hereof.

                 2.19 Obligations Absolute Subject to the further provisions of this Section, the Obligations of the Borrower under this Article shall be absolute and unconditional under any and all circumstances and irrespective of any set-off, counterclaim, or defense to payment or performance which the Borrower may have or have had against the Administrative Agent, any Lender, or any beneficiary of any Letter of Credit. The Borrower agrees that none of the Administrative Agent or the Lenders shall be responsible for, nor shall the Obligations be affected by, among other things, (a) the validity or genuineness of documents or any endorsements thereon presented in connection with any Letter of Credit, even if such documents shall in fact prove to be in any and all respects invalid, fraudulent or forged, AND EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY LENDER, so long as the Administrative Agent, as the issuer of such Letter of Credit, has no actual knowledge of any such invalidity, lack of genuineness, fraud, or forgery prior to the presentment for payment of a corresponding Letter of Credit or any draft thereunder; provided, however, with respect to the preceding matters in this Section, the Administrative Agent, as the issuer of the Letters of Credit, agrees to exercise ordinary care in examining each document required to be presented pursuant to each Letter of Credit to ascertain that each such document appears on its face to comply with the terms thereof, or (b) any dispute between or among the Borrower and any beneficiary of any Letter of Credit or any other party to which any Letter of Credit may be transferred, or any claims whatsoever of the Borrower against any beneficiary of any Letter of Credit or any such transferee, EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY LENDER; provided, in all respects, that the Administrative Agent, as the issuer of Letters of Credit, shall be liable to the Borrower to the extent, but only to the extent, of any direct, as opposed to consequential or punitive, damages suffered by the Borrower as a result of the willful misconduct or gross negligence of the Administrative Agent as the issuer of Letters of Credit in determining whether documents presented under a Letter of Credit complied with the terms of such Letter of Credit that resulted in either a wrongful payment under such Letter of Credit or a wrongful dishonor of a claim or draft properly presented under such Letter of Credit. In the absence of gross negligence or willful misconduct by the Administrative Agent as the issuer of Letters of Credit, the Administrative Agent shall not be liable for any error, omission, interruption or delay, EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT, in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit. The Administrative Agent, the Lenders, and the Borrower agree that any action taken or omitted by the Administrative Agent, as issuer of any Letter of Credit, under or in connection with any Letter of Credit or the related drafts or documents, EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY LENDER, if done in the absence of gross negligence or willful misconduct, shall be binding as among the Administrative Agent, as issuer of such Letter of Credit or otherwise, the Lenders, and the Borrower and shall not put the Administrative Agent, as issuer of such Letter of Credit or otherwise, or any Lender under any liability to the Borrower.

                 2.20 Yield Protection (a) Without limiting the effect of the other provisions of this Section (but without duplication), the Borrower shall pay to the Administrative Agent and each Lender from time to time such amounts as the Administrative Agent or such Lender may determine are necessary to compensate it for any Additional Costs incurred by the Administrative Agent or such Lender.

                  (b) Without limiting the effect of the other provisions of this Section (but without duplication), the Borrower shall pay to each Lender from time to time on request such amounts as such Lender may determine are necessary to compensate such Lender for any costs attributable to the maintenance by such Lender (or any Applicable Lending Office), pursuant to any Regulatory Change, of capital in respect of its Commitment, such compensation to include an amount equal to any reduction of the rate of return on assets or equity of such Lender (or any Applicable Lending Office) to a level below that which such Lender (or any Applicable Lending Office) could have achieved but for such Regulatory Change.

                  (c) Without limiting the effect of the other provisions of this Section (but without duplication), in the event that any Requirement of Law or Regulatory Change or the compliance by the Administrative Agent or any Lender therewith shall (i) impose, modify, or hold applicable any reserve, special deposit, or similar requirement against any Letter of Credit or obligation to issue Letters of Credit, or (ii) impose upon the Administrative Agent or such Lender any other condition regarding any Letter of Credit or obligation to issue Letters of Credit, and the result of any such event shall be to increase the cost to the Administrative Agent or such Lender of issuing or maintaining any Letter of Credit or obligation to issue Letters of Credit or any liability with respect to Letter of Credit Payments, or to reduce any amount receivable in connection therewith, then upon demand by the Administrative Agent or such Lender, as the case may be, the Borrower shall pay to the Administrative Agent or such Lender, from time to time as specified by the Administrative Agent or such Lender, additional amounts which shall be sufficient to compensate the Administrative Agent or such Lender for such increased cost or reduced amount receivable.

                  (d) Without limiting the effect of the other provisions of this Section (but without duplication), the Borrower shall pay to the Administrative Agent and each Lender such amounts as shall be sufficient in the reasonable opinion of the Administrative Agent and such Lender to compensate them for any loss, cost, or expense incurred by and as a result of:

                        (i) any payment, prepayment, or conversion by the Borrower of a LIBO Rate Loan on a date other than the last day of an Interest Period for such Loan; or

                       (ii) any failure by the Borrower to borrow a LIBO Rate Loan or to convert a Floating Rate Loan into a LIBO Rate Loan on the date for such borrowing or conversion specified in the relevant Borrowing Request;

such compensation to include with respect to any LIBO Rate Loan, an amount equal to the excess, if any, of (A) the amount of interest which would have accrued on the principal amount so paid, prepaid, converted, or not borrowed or converted for the period from the date of such payment, prepayment, conversion, or failure to borrow or convert to the last day of the then current Interest Period for such Loan (or, in the case of a failure to borrow or convert, the Interest Period for such Loan which would have commenced on the date of such failure to borrow or convert) at the applicable rate of interest for such Loan provided for herein over (B) the interest component of the amount the Administrative Agent or such Lender would have bid in the London interbank market for Dollar deposits of amounts comparable to such principal amount and maturities comparable to such period, as reasonably determined by the Administrative Agent or such Lender.

                  (e) Determinations by the Administrative Agent or any Lender for purposes of this Section of the effect of any Regulatory Change on capital maintained, its costs or rate of return, maintaining Loans, issuing Letters of Credit, its obligation to make Loans and issue Letters of Credit, or on amounts receivable by it in respect of Loans, Letters of Credit, or such obligations, and the additional amounts required to compensate the Administrative Agent and such Lender under this Section shall be conclusive, absent manifest error, provided that such determinations are made on a reasonable basis. The
Administrative Agent or the relevant Lender shall furnish the Borrower with a certificate setting forth in reasonable detail the basis and amount of increased costs incurred or reduced amounts receivable as a result of any such event, and the statements set forth therein shall be conclusive, absent manifest error. The Administrative Agent or the relevant Lender shall (i) notify the Borrower, as promptly as practicable after the Administrative Agent or such Lender obtains knowledge of any Additional Costs or other sums payable pursuant to this Section and determines to request compensation therefor, of any event occurring after the Closing Date which will entitle the Administrative Agent or such Lender to compensation pursuant to this Section; and (ii) designate a different Applicable Lending Office for the Loans affected by such event if such designation will avoid the need for or reduce the amount of such compensation and will not, in the sole opinion of the Administrative Agent or such Lender, be disadvantageous to the Administrative Agent or such Lender. If any Lender requests compensation from the Borrower under this Section, the Borrower may, after payment of all compensation then accrued and by notice to the Administrative Agent and such Lender, require that the Loans by such Lender of the type with respect to which such compensation is requested be converted into Floating Rate Loans in accordance with Section 2.13. Any compensation requested by the Administrative Agent or any Lender pursuant to this Section shall be due and payable within five days of delivery of any such notice to the Borrower.

                  (f) The Administrative Agent and the Lenders agree not to request, and the Borrower shall not be obligated to pay, any Additional Costs or other sums payable pursuant to this Section unless similar additional costs and other sums payable are also generally assessed by the Administrative Agent or such Lender against other customers similarly situated where such customers are subject to documents providing for such assessment.

                 2.21 Illegality Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for any Lender or its Applicable Lending Office to (a) honor its obligation to make LIBO Rate Loans, or (b) maintain LIBO Rate Loans, then such Lender shall promptly notify the Administrative Agent and the Borrower thereof. The obligation of such Lender to make LIBO Rate Loans and convert Floating Rate Loans into LIBO Rate Loans shall then be suspended until such time as such Lender may again make and maintain LIBO Rate Loans, and the outstanding LIBO Rate Loans of such Lender shall be converted into Floating Rate Loans in accordance with Section 2.13.

                 2.22 Taxes (a) All payments made by the Borrower under this Agreement shall be made free and clear of, and without reduction or withholding for or on account of, present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority on the basis of any change after the date hereof in any applicable treaty, law, rule, guideline or regulations or in the interpretation or administration thereof, excluding, in the case of the Administrative Agent and each Lender, net income and franchise taxes imposed on the Administrative Agent or such Lender by the jurisdiction under the laws of which the Administrative Agent or such Lender is organized or any political subdivision or taxing authority thereof or therein, or by any jurisdiction in which such Lender's lending office is located or any political subdivision or taxing authority thereof or therein (all such non-excluded taxes, levies, imposts, deductions, charges or withholdings being hereinafter called "Taxes"). If any Taxes are required to be withheld from any amounts payable to the Administrative Agent or any Lender hereunder or under any other Loan Document, the amounts so payable to the Administrative Agent or such Lender shall be increased to the extent necessary to yield to the Administrative Agent or such Lender (after payment of all Taxes) interest or any such other amounts payable hereunder at the rates or in the amounts specified in this Agreement and the other Loan Documents. Whenever any Taxes are payable by the Borrower, as promptly as possible thereafter, the Borrower shall send to the Administrative Agent for its own account or for the account of such Lender, as the case may be, a certified copy of an original official receipt received by the Borrower showing payment thereof. If the Borrower fails to pay any Taxes when due to the appropriate taxing authority or fails to remit to the Administrative Agent the required receipts or other required documentary evidence, the Borrower shall indemnify the Administrative Agent and the Lenders for any incremental taxes, interest or penalties that may become payable by the Administrative Agent or any Lender as a result of any such failure. The agreements in this Section shall survive the termination of this Agreement and the payment of all Obligations.

                  (b) Each Lender that is not incorporated under the laws of the United States of America or a state thereof agrees that, prior to the first date on which any payment is due to it hereunder, it will, to the extent it may lawfully do so, deliver to the Borrower and the Administrative Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224 or successor applicable form, as the case may be, certifying in each case that such Lender is entitled to receive payments under this Agreement and the Note payable to it, without deduction or withholding of any United States federal income taxes. At the written request of the Borrower, each Lender which delivers to the Borrower and the Administrative Agent a Form 1001 or 4224 pursuant to the preceding sentence further undertakes to deliver to the Borrower and the Administrative Agent two further copies of such Form 1001 or 4224, or successor applicable forms, or other manner of certification, as the case may be, on or before the date that any such letter or form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower, and such extensions or renewals thereof as may reasonably be requested by the Borrower, certifying in the case of Form 1001 or 4224 that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, unless in any such case, an event (including any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender advises the Borrower that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

                 2.23 Replacement Lenders. (a) If any Lender has notified the Borrower of its incurring additional costs under Section 2.20 or has required the Borrower to make payments for Taxes under Section 2.22, the Borrower may, unless such Lender has notified the Borrower that the circumstances giving rise to such notice no longer apply, terminate, in whole but not in part, the Commitment of such Lender (other than the Administrative Agent) (the "Terminated Lender") at any time upon five Business Days' prior written notice to the Terminated Lender and the Administrative Agent (such notice referred to herein as a "Notice of Termination").

                  (b) In order to effect the termination of the Commitment of the Terminated Lender, the Borrower shall (i) obtain an agreement with one or more Lenders to increase their Commitments and/or (ii) request any one or more other banking institutions to become a "Lender" in place and instead of such Terminated Lender and agree to accept a Commitment; provided, however, that such one or more other banking institutions are reasonably acceptable to the Administrative Agent and become parties by executing an Assignment Agreement (the Lenders or other banking institutions that agree to accept in whole or in part the Commitment of the Terminated Lender being referred to herein as the "Replacement Lenders"), such that the aggregate increased and/or accepted Facility Amounts of the Replacement Lenders under clauses (i) and (ii) above equal the Facility Amount of the Terminated Lender.

                  (c) The Notice of Termination shall include the name of the Terminated Lender, the date the termination will occur (the "Termination Date"), the Replacement Lender or Replacement Lenders to which the Terminated Lender will assign its Commitment, and, if there will be more than one Replacement Lender, the portion of the Terminated Lender's Commitment to be assigned to each Replacement Lender.

                  (d) On the Termination Date, (i) the Terminated Lender shall by execution and delivery of an Assignment Agreement assign its Commitment to the Replacement Lender or Replacement Lenders (pro rata, if there is more than one Replacement Lender, in proportion to the portion of the Terminated Lender's Commitment to be assigned to each Replacement Lender) indicated in the Notice of

Termination and shall assign to the Replacement Lender or Replacement Lenders its Loan (if any) then outstanding pro rata as aforesaid), (ii) the Terminated Lender shall endorse its Note, payable without recourse, representation or warranty to the order of the Replacement Lender or Replacement Lenders (pro rata as aforesaid), (iii) the Replacement Lender or Replacement Lenders shall purchase the Note held by the Terminated Lender (pro rata as aforesaid) at a price equal to the unpaid principal amount thereof plus interest and fees accrued and unpaid to the Termination Date, and (iv) the Replacement Lender or Replacement Lenders will thereupon (pro rata as aforesaid) succeed to and be substituted in all respects for the Terminated Lender with like effect as if becoming a Lender pursuant to the terms of Section 9.1(b), and the Terminated Lender will have the rights and benefits of an assignor under Section 9.1(b). To the extent not in conflict, the terms of Section 9.1(b) shall supplement the provisions of this Section.

                 2.24 Regulatory Change In the event that by reason of any Regulatory Change or any other circumstance arising after the Closing Date affecting any Lender, such Lender (a) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender which includes deposits by reference to which the interest rate on any LIBO Rate Loan is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender which includes any LIBO Rate Loan, or (b) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, at the election of such Lender with notice to the Administrative Agent and the Borrower, the obligation of such Lender to make LIBO Rate Loans and to convert Floating Rate Loans into LIBO Rate Loans shall be suspended until such time as such Regulatory Change or other circumstance ceases to be in effect, and all such outstanding LIBO Rate Loans shall be converted into Floating Rate Loans in accordance with Section 2.13.


                                    ARTICLE 3

                                   CONDITIONS

                 3.1 Conditions Precedent to Initial Loan and Letter of Credit The Lenders shall have no obligation to make the initial Loan and the Administrative Agent shall have no obligation to issue the initial Letter of Credit unless and until all matters incident to the consummation of the transactions contemplated herein shall be satisfactory to the Administrative Agent, and the Administrative Agent shall have received, reviewed, and approved the following documents and other items, appropriately executed when necessary and, where applicable, acknowledged by one or more authorized officers of the Borrower, all in form and substance satisfactory to the Administrative Agent and dated, where applicable, of even date herewith or a date prior thereto and acceptable to the Administrative Agent:

                  (a) multiple counterparts of this Agreement, as requested by the Administrative Agent;

                  (b)      the Notes;

                  (c) copies of the Articles of Incorporation or Certificate of Incorporation and all amendments thereto and the bylaws and all amendments thereto of the Borrower, accompanied by a certificate issued by the secretary or an assistant secretary of the Borrower, to the effect that each such copy is correct and complete;

                  (d) certificates of incumbency and signatures of all officers of the Borrower who are authorized to execute Loan Documents on behalf of the Borrower, each such certificate being executed by the secretary or an assistant secretary of the Borrower;

                  (e) copies of corporate resolutions approving the Loan Documents and authorizing the transactions contemplated herein and therein, duly adopted by the board of directors of the Borrower, accompanied by certificates of the secretary or an assistant secretary of the Borrower to the effect that such copies are true and correct copies of resolutions duly adopted at a meeting or by unanimous consent of the board of directors of the Borrower and that such resolutions constitute all the resolutions adopted with respect to such transactions, have not been amended, modified, or revoked in any respect, and are in full force and effect as of the date of such certificate;

                  (f) audited Financial Statements of the Borrower as of December 31, 1997;

                  (g) certificates dated as of a recent date from the Secretary of State or other appropriate Governmental Authority for the State of Texas evidencing the existence or qualification and good standing of the Borrower in such jurisdiction;

                  (h) reserve data in a form and containing such information as may be satisfactory to the Lenders covering the Oil and Gas Properties of the Borrower, its Subsidiaries and the Partnerships;

                  (i) the opinion of Jenkens & Gilchrist, counsel to the Borrower, in the form attached hereto as Exhibit VII, with such changes thereto as may be approved by the Administrative Agent;

                  (i) such other agreements, documents, instruments, opinions, certificates, waivers, consents, and evidence as the Administrative Agent or any Lender may reasonably request.

                 3.2 Conditions Precedent to Each Loan The obligations of the Lenders to make each Loan are subject to the satisfaction of the following additional conditions precedent:

                  (a) the Borrower shall have delivered to the Administrative Agent a Borrowing Request at least the requisite time prior to the requested date for the relevant Loan; and each statement or certification made in such Borrowing Request shall be true and correct in all material respects on the requested date for such Loan;

                  (b) no Default or Event of Default shall exist or will occur as a result of the making of the requested Loan;

                  (c) if requested by the Administrative Agent or any Lender, the Borrower shall have delivered evidence satisfactory to the Administrative Agent or such Lender substantiating any of the matters contained in this Agreement which are necessary to enable the Borrower to qualify for such Loan;

                  (d) the Administrative Agent shall have received, reviewed, and approved such additional documents and items as described in
         Section 3.1 as may be requested by the Administrative Agent with respect to such Loan;

                  (e) no Material Adverse Effect shall have occurred;

                  (f) each of the representations and warranties contained in this Agreement and the other Loan Documents shall be true and correct and shall be deemed to be repeated by the Borrower as if made on the requested date for such Loan;

                  (g) neither the consummation of the transactions contemplated hereby nor the making of such Loan shall contravene, violate, or conflict with any Requirement of Law;

                  (h) the Administrative Agent and each Lender shall have received the payment of all fees payable by the Borrower hereunder and the Administrative Agent shall have received reimbursement from the Borrower, or special legal counsel for the Administrative Agent shall have received payment from the Borrower, for all reasonable fees and expenses of counsel to the Administrative Agent for which the Borrower is responsible pursuant to applicable provisions of this Agreement and for which invoices have been presented as of or prior to the date of the relevant Loan; and

                  (i)  all  matters   incident  to  the   consummation   of  the
         transactions   hereby   contemplated   shall  be  satisfactory  to  the
         Administrative Agent and each Lender.

                 3.3 Conditions Precedent to Issuance of Letters of Credit The obligation of the Administrative Agent, as the issuer of the Letters of Credit, to issue, renew, or extend any Letter of Credit is subject to the satisfaction of the following additional conditions precedent:

                  (a) the Borrower shall have delivered to the Administrative Agent a written (or oral, confirmed promptly in writing) request for the issuance, renewal, or extension of a Letter of Credit at least three Business Days prior to the requested issuance, renewal, or extension date and a Letter of Credit Application at least one Business Day prior to the requested issuance date; and each statement or certification made in such Letter of Credit Application shall be true and correct in all material respects on the requested date for the issuance of such Letter of Credit;

                  (b) no Default or Event of Default shall exist or will occur as a result of the issuance, renewal, or extension of such Letter of Credit; and

                  (c) the terms, provisions, and beneficiary of the Letter of Credit or such renewal or extension shall be satisfactory to the Administrative Agent, as the issuer of the Letters of Credit, in its sole discretion.

                                    ARTICLE 4

                         REPRESENTATIONS AND WARRANTIES

                  To induce the Administrative Agent and the Lenders to enter into this Agreement and to extend credit to the Borrower, the Borrower represents and warrants to the Administrative Agent and each Lender (which representations and warranties shall survive the delivery of the Notes) that:

                 4.1 Existence of Borrower and Subsidiaries Each of the Borrower and its Subsidiaries is a corporation, duly organized, validly existing and in good standing under the laws of the state of its incorporation and is authorized to do business and in good standing as a foreign corporation in every jurisdiction in which it owns or leases real property or in which the nature of its business requires it to be so qualified, except where the failure to so qualify, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

                 4.2 Existence of Partnerships Each of the Partnerships is duly formed and legally existing under the laws of its jurisdiction of formation and is qualified to do business in every jurisdiction in which the nature of its business requires it to be so qualified, except where the failure to so qualify, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

                 4.3 Due Authorization The execution and delivery by the Borrower of this Agreement and the borrowings hereunder; the execution and delivery by the Borrower of the Notes and the other Loan Documents; the repayment by the Borrower of the Indebtedness evidenced by the Notes and interest and fees, if any, provided in the Notes and the other Loan Documents are within the power of the Borrower; have been duly authorized by all necessary action; and do not and will not (a) require the consent of any Governmental Authority, (b) contravene or conflict with any Requirement of Law or the articles or certificate of incorporation, bylaws, or other organizational or governing documents of the Borrower, (c) contravene or conflict with any Partnership Agreement, or any indenture, instrument or other agreement to which the Borrower is a party or by which the Property of the Borrower is bound or encumbered, or (d) result in or require the creation or imposition of any Lien upon any of the Properties of the Borrower other than as contemplated in the Loan Documents.

                 4.4 Valid and Binding Obligations of Borrower This Agreement and the other Loan Documents, when duly executed and delivered, will be legal, valid and binding obligations of the Borrower, enforceable in accordance with their respective terms, subject to any applicable bankruptcy, insolvency or other laws of general application affecting creditors' rights and judicial decisions interpreting any of the foregoing.

                 4.5 Scope and Accuracy of Financial Statements The Financial Statements of the Borrower and its Subsidiaries as of December 31, 1997, provided to the Lenders have been prepared in accordance with GAAP consistently applied and fairly reflect the financial condition and the results of the operations of the Borrower, and its Subsidiaries in all material respects as of the dates and for the periods stated therein. No event or circumstance has occurred since December 31, 1997, that has resulted or could reasonably be expected to result in a Material Adverse Effect.

                 4.6 Liabilities, Litigation and Restrictions Except for the liabilities shown in the Financial Statements provided to the Lenders prior to the Closing Date, none of the Borrower, its Subsidiaries or the Partnerships has any liabilities, direct or contingent, which may reasonably be expected to result in a Material Adverse Effect. Except as disclosed to the Lenders in writing prior to the Closing Date, no litigation or other action of any nature affecting any of the Borrower, its Subsidiaries or the Partnerships is pending before any Governmental Authority or, to the knowledge of the Borrower, threatened against or affecting any of the Borrower, its Subsidiaries or the Partnerships, which might reasonably be expected to result in a Material Adverse Effect. To the knowledge of the Borrower, no unusual or unduly burdensome restriction, restraint or hazard exists by contract, law, governmental regulation or otherwise relative to the business or material Properties of any of the Borrower, its Subsidiaries or the Partnerships other than such as relate generally to Persons engaged in the business activities similar to those conducted by the Borrower or such Subsidiary or Partnership, as the case may be.

                 4.7 Title to Properties Each of the Borrower, its Subsidiaries and the Partnerships has good and indefeasible title to all of its material (individually or in the aggregate) Properties, free and clear of all Liens other than Permitted Liens.

                 4.8 Compliance with Federal Reserve Regulations. The Borrower is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulations G, U or X of the Board of Governors of the Federal Reserve System). No part of the proceeds of any extension of credit under this Agreement will be used to purchase or carry any such margin stock or to extend credit to others for the purpose of purchasing or carrying any such margin stock. No transaction contemplated by the Loan Documents is in violation of any regulations promulgated by the Board of Governors of the Federal Reserve System, including Regulations G, T, U or X.

                 4.9 Authorizations and Consents No authorization, consent, approval, exemption, franchise, permit or license of, or filing with, any Governmental Authority or other Person is required to authorize, or is otherwise required in connection with, the valid execution and delivery by the Borrower of this Agreement and the other Loan Documents or the repayment and performance by the Borrower of the Obligations.

                 4.10 Compliance with Laws, Rules, Regulations and Orders To the knowledge of the Borrower, neither the business nor any of the activities of any of the Borrower, its Subsidiaries or the Partnerships, as presently conducted, violates any Requirement of Law the result of which violation could reasonably be expected to result in a Material Adverse Effect. Each of the Borrower, its Subsidiaries and the Partnerships possesses all licenses, approvals, registrations, permits and other authorizations necessary to enable it to carry on its business in all material respects as now conducted; all such licenses, approvals, registrations, permits and other authorizations are in full force and effect; and the Borrower has no reason to believe that it or any Subsidiary or Partnership will be unable to obtain the renewal of any such licenses, approvals, registrations, permits and other authorizations.

                 4.11 Proper Filing of Tax Returns and Payment of Taxes Due Each of the Borrower, its Subsidiaries and the Partnerships has duly and properly filed all United States income tax returns and all other tax returns which are required to be filed and has paid all taxes due, except such taxes, if any, as are being contested in good faith and as to which adequate reserves in accordance with GAAP have been made. The charges and reserves on the books of each of the Borrower, its Subsidiaries and the Partnerships with respect to taxes and other governmental charges are adequate.

                 4.12 ERISA Compliance Each of the Borrower, its Subsidiaries and the Partnerships is in compliance in all material respects with the applicable provisions of ERISA. No "reportable event", as such term is defined in Section 4043 of ERISA, has occurred with respect to any Plan. None of the Borrower, its Subsidiaries or the Partnerships has incurred or expects to incur any material liability to the Pension Benefit Guaranty Corporation or any Plan. With respect to each Plan, the total value of the accrued benefits (both vested and nonvested) does not materially exceed the value of the assets of such Plan, both valued as of the end of the Plan year immediately prior to the date of this Agreement. None of the Borrower, its Subsidiaries or the Partnerships currently contributes to, or has an obligation to contribute to, or has at any time contributed to, or had an obligation to contribute to, any Multi-employer Plan.

                 4.13 Take-or-Pay; Gas Imbalances Except as disclosed in writing to the Lenders prior to the Closing Date, none of the Borrower, its Subsidiaries or the Partnerships is obligated in any material respect by virtue of any prepayment made under any contract containing a "take-or-pay" or "prepayment" provision or under any similar agreement to deliver hydrocarbons produced from or allocated to any of its Oil and Gas Properties at some future date without receiving full payment therefor at the time of delivery. Except as disclosed in writing to the Lenders prior to the Closing Date, none of the Borrower, its Subsidiaries or the Partnerships has produced gas, in any material amount, subject to balancing rights of third parties or subject to balancing duties under governmental requirements, except as to such matters for which the Borrower or the relevant Subsidiary or Partnership has established monetary reserves adequate in amount to satisfy such obligations and has segregated such reserves from other accounts.

                 4.14 Refunds No orders of, proceedings pending before, or other requirements of, the Federal Energy Regulatory Commission, the Texas Railroad Commission, the Oklahoma Corporation Commission, the Louisiana Conservation

Commission, or any other Governmental Authority exist which could result in any of the Borrower, its Subsidiaries or the Partnerships being required to refund any material portion of the proceeds received or to be received from the sale of hydrocarbons constituting part of its Oil and Gas Properties.

                 4.15 Casualties or Taking of Property Except as disclosed to the Lenders in writing prior to the Closing Date, since December 31, 1997, neither the business nor any Property of any of the Borrower, its Subsidiaries or the Partnerships has been materially adversely affected as a result of any fire, explosion, earthquake, flood, drought, windstorm, accident, strike or other labor disturbance, embargo, requisition of taking of Property or cancellation of contracts, permits or concessions by any Governmental Authority, riot, activities of armed forces or acts of God.

                 4.16 Locations of Business and Offices The principal place of business and chief executive office of the Borrower is located at the address for the Borrower set forth in Section 9.4 or at such other location as the Borrower may have, with prior written notice, advised the Administrative Agent.

                 4.17 Environmental Compliance Except as has been disclosed to the Lenders in writing prior to the Closing Date:


         (a) no Property of any of the Borrower, its Subsidiaries or the Partnerships is currently on, or, to the best knowledge of the Borrower after due inquiry made in accordance with good commercial practices, has ever been on, any federal or state list of Superfund Sites;

         (b) except in compliance with all applicable Requirements of Law, no Hazardous Substances have been generated, transported and/or disposed of by any of the Borrower, its Subsidiaries or the Partnerships at a site which was, at the time of such generation, transportation and/or disposal, or has since become, a Superfund Site;

         (c) no Release of Hazardous Substances by any of the Borrower, its Subsidiaries or the Partnerships or, to the best knowledge of the Borrower after due inquiry made in accordance with good commercial practices, from, affecting or related to any Property of any of the Borrower, its Subsidiaries or the Partnerships has occurred; and

         (d) no Environmental Complaint has been received by the any of the Borrower, its Subsidiaries or the Partnerships.

                 4.18 Investment Company Act Compliance The Borrower is not an "investment company" or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

                 4.19 Public Utility Holding Company Act Compliance The Borrower is not a "holding company," or a "subsidiary company" of a "holding company" or an "affiliate" of either a "holding company" or a "subsidiary company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

                 4.20 No Material Misstatements No information, exhibit or report prepared by or at the direction or with the supervision of the Borrower and furnished to any Lender or the Administrative Agent in connection with the negotiation and preparation of this Agreement or any Loan Document contains any material misstatements of fact or omits to state a material fact necessary to make the statements contained therein not misleading as of the date made or deemed made.

                 4.21 Subsidiaries As of the date hereof, except as set forth on
Exhibit VIII, the Borrower has no Subsidiaries and none of the Borrower or its Subsidiaries is a partner or participant in any partnership or joint venture. The percentage ownership by the Borrower of outstanding common stock of each Subsidiary and the partnership interest (Distributive Share) of the Borrower in each Partnership is as set forth on Exhibit VIII.

                 4.22 Defaults None of the Borrower, its Subsidiaries or the Partnerships is in default, nor has any event or circumstance occurred which, but for the passage of time or the giving of notice, or both, would constitute a default, under any loan or credit agreement, indenture, mortgage, deed of trust, security agreement or other instrument or agreement evidencing or pertaining to any Indebtedness of the Borrower or such Subsidiary or Partnership, as the case may be, or under any other material agreement or instrument to which the Borrower or such Subsidiary or Partnership is a party or by which any of them or the Property of any of them is bound, including agreements and instruments relating to the Oil and Gas Properties. No Default or Event of Default exists.

                 4.23 Maintenance of Properties Each of the Borrower, its Subsidiaries and the Partnerships has maintained its Properties in good and workable condition, ordinary wear and tear excepted, and in compliance in all material respects with all applicable Requirements of Law.

                 4.24  Borrower's Year 2000 Representations and Warranties

(A) All devices, systems, machinery, information technology, computer software and hardware, and other date sensitive technology (jointly and severally the "Systems") necessary for Borrower to carry on its business as presently conducted and as contemplated to be conducted in the future are Year 2000 Compliant or will be Year 2000 Compliant within a period of time calculated to result in no material disruption of any of Borrower's business operations. For purposes of these provisions, "Year 2000 Compliant" means that such Systems are designed to be used prior to, during and after the Gregorian calendar year 2000 A.D. and will operate during each such time period without error relating to date data, specifically including any error relating to, or the product of, date data which represents or references different centuries or more than one century.

(B) Borrower has: (1) undertaken a detailed inventory, review, and assessment of all areas within its business and operations that could be adversely affected by the failure of Borrower to be Year 2000 Compliant on a timely basis; (2) developed a detailed plan and time line for becoming Year 2000 Compliant on a timely basis, and (3) to date, implemented that plan in accordance with that timetable in all material respects.

(C) Borrower has made or will make written inquiry of each of its key suppliers, vendors, and customers, and will attempt to obtain in writing confirmations from all such persons, as to whether such persons have initiated programs to become Year 2000 Compliant and on the basis of such confirmations, Borrower reasonably believes that all such persons will be or become so compliant. For purposes hereof, "key suppliers, vendors, and customers" refers to those suppliers, vendors, and customers of Borrower whose business failure would, with reasonable probability, result in a material adverse change in the business, properties, condition (financial or otherwise), or prospects of Borrower. For purposes of this paragraph, Administrative Agent, confirms to Borrower that Administrative Agent has initiated its own corporate-wide Year 2000 program with respect to its lending activities.


                                    ARTICLE 5

                              AFFIRMATIVE COVENANTS

                  So long as any Obligation remains outstanding or unpaid or any Commitment exists, the Borrower shall:

                 5.1 Maintenance and Access to Records Keep, and cause each of its Subsidiaries and the Partnerships to keep, adequate records in accordance with GAAP, of all of its transactions so that at any time, and from time to time, its financial condition may be readily determined and, at the reasonable request of the Administrative Agent or any Lender, make such records available for inspection and permit the Administrative Agent or such Lender to make and take away copies thereof.

                 5.2 Quarterly Financial Statements. Deliver to each Lender, on or before the 60th day after the end of each of the first three fiscal quarters of the Borrower, the unaudited consolidated and consolidating Financial Statements of the Borrower and its Subsidiaries, as at the end of such period and from the beginning of such fiscal year to the end of such period, as applicable, which Financial Statements shall be certified by the chief financial officer of the Borrower as having been prepared in accordance with GAAP, consistently applied, and as a fair presentation of the condition of the Borrower and its Subsidiaries, subject to changes resulting from normal year-end audit adjustments.

                 5.3 Annual Financial Statements Deliver to each Lender, as soon as available but not later than the 120th day after the close of each fiscal year of the Borrower, a copy of the annual audited consolidated and consolidating Financial Statements of the Borrower and its Subsidiaries.

                 5.4 Compliance Certificate Concurrently with the furnishing of the Financial Statements submitted pursuant to Sections 5.2 and 5.3, provide the

Administrative Agent a Compliance Certificate; and concurrently with the furnishing of the Financial Statements submitted pursuant to Section 5.3 if requested by any Lender, provide each Lender a certificate in customary form from the independent certified public accountants for the Borrower stating that their audit has not disclosed the existence of any Default or Event of Default or, if their audit has disclosed the existence of any Default or Event of Default, specifying the nature, period of existence and status thereof.

                  5.5 Oil and Gas Reserve Reports (a) Deliver to each Lender each April 1 during the term of this Agreement, engineering reports in usual and customary form and substance, certified by any nationally- or regionally-recognized independent consulting petroleum engineers acceptable to the Lenders as fairly and accurately setting forth (i) the proven and producing, shut in, behind pipe and undeveloped oil and gas reserves (separately classified as such) attributable to the Oil and Gas Properties of the Borrower, its Subsidiaries and the Partnerships as of January 1 of the year for which such reserve reports are furnished, (ii) the aggregate present value of the future net income with respect to such Properties, discounted at a stated per annum discount rate of proven and producing reserves, (iii) projections of the annual rate of production, gross income and net income with respect to such proven and producing reserves, and (iv) information with respect to the "take or pay," "prepayment" and gas balancing liabilities of the Borrower, its Subsidiaries and the Partnerships.

                  (b) Deliver to each Lender no later than October 1 of each year during the term of this Agreement, engineering reports in form and substance satisfactory to the Lender prepared by or under the supervision of the chief petroleum engineer of the Borrower evaluating the Oil and Gas Properties of the Borrower, its Subsidiaries and the Partnerships as of July 1 of the year for which such reserve reports and furnished and updating information provided in the reports pursuant to Section 5.5(a).

                  (c) All of the reports provided pursuant to this Section shall be submitted to the Lenders together with additional data concerning pricing, quantities of production from the Oil and Gas Properties of the Borrower, its Subsidiaries and the Partnerships, purchasers of production and such other information and engineering and geological data with respect thereto as the Lenders may reasonably request and shall set forth the interests of the Borrower in all such Oil and Gas Properties and separately designate such Properties by field.

                 5.6 SEC and Other Reports Deliver to each Lender, within five days after any material report (other than financial statements) or other communication is sent by any of the Borrower, its Subsidiaries or the Partnerships to its stockholders or partners or is filed by any of the Borrower, its Subsidiaries or the Partnerships with the Securities and Exchange Commission or any successor or analogous Governmental Authority, copies of such report or communication.

                  5.7 Notices Deliver to Administrative Agent, promptly upon any officer of the Borrower having knowledge of the occurrence of any of the following events or circumstances, a written statement with respect thereto, signed by the chief financial officer of the Borrower, or other authorized representative of the Borrower designated from time to time pursuant to written designation by the Borrower delivered to the Administrative Agent, advising the Lenders of the occurrence of such event or circumstance and the steps, if any, being taken by the Borrower with respect thereto:

         (a)      any Default or Event of Default;

         (b) any default or event of default under any contractual obligation of the Borrower, or any litigation, investigation or proceeding between any of the Borrower, its Subsidiaries or the Partnerships and any Governmental Authority which, in either case, if not cured or if adversely determined, as the case may be, could reasonably be expected to have a Material Adverse Effect;

         (c) any litigation or proceeding involving any of the Borrower, its Subsidiaries or the Partnerships as a defendant or in which any Property of any of the Borrower, its Subsidiaries or the Partnerships is subject to a claim and in which the amount involved is $1,000,000 or more and which is not covered by insurance or in which injunctive or similar relief is sought;

         (d) the receipt by any of the Borrower, its Subsidiaries or the Partnerships of any Environmental Complaint or any formal request from any Governmental Authority or other Person for information (other than requirements for compliance reports) regarding any Release of Hazardous Substances by any of the Borrower, its Subsidiaries or the Partnerships or from, affecting or related to any Property of any of the Borrower, its Subsidiaries or the Partnerships or adjacent to any Property of any of the Borrower, its Subsidiaries or the Partnerships;

         (e) any actual, proposed or threatened testing or other investigation by any Governmental Authority or other Person concerning the environmental condition of, or relating to, any Property of any of the Borrower, its Subsidiaries or the Partnerships or adjacent to any Property of any of the Borrower, its Subsidiaries or the Partnerships following any allegation of a violation of any Requirement of Law;

         (f) any Release of Hazardous Substances by any of the Borrower, its Subsidiaries or the Partnerships or from, affecting or related to any Property of any of the Borrower, its Subsidiaries or the Partnerships or adjacent to any Property of any of the Borrower, its Subsidiaries or the Partnerships;

         (g) the violation of any Environmental Law or the revocation, suspension or forfeiture of or failure to renew, any permit, license, registration, approval or authorization which could reasonably be expected to have a Material Adverse Effect;

         (h) the institution by the Borrower or any of its Affiliates of any Multi-employer Plan or the withdrawal or partial withdrawal by the Borrower or any of its Affiliates from any Multi-employer Plan;

         (i) the sale or other transfer of any Oil and Gas Properties or any interest therein to any Partnership;

         (i)      the  incurrence  of any  Contingent  Obligation  permitted  by
                  Section 6.1(i), the making of any loan or advance permitted by
                  Section 6.2(g), or the acquisition or making of any Investment permitted by Section 6.8(h) which causes the aggregate of all such Contingent Obligations, loans, advances, and Investments to exceed $10,000,000; and

         (j) any other event or condition which could reasonably be expected to have a Material Adverse Effect.

                 5.8 Additional Information. Furnish to the Administrative Agent, promptly upon the request of the Administrative Agent, such additional financial or other information concerning the assets, liabilities, operations and transactions of the Borrower, its Subsidiaries and the Partnerships as the Administrative Agent or any Lender may from time to time reasonably request, including copies of the Partnership Agreements and all amendments thereto, certified as being true and correct by the secretary or assistant secretary of the Borrower; and promptly notify the Administrative Agent each time that a change in the Loan Balance, L/C Exposure, or Borrowing Base would result in a change in the Applicable Margin.

                 5.9 Payment of Assessments and Charges Pay, and cause each of its Subsidiaries and the Partnerships to pay, all taxes, assessments, governmental charges, claims for labor, supplies, rent and other obligations which, if unpaid, might become a Lien against any of its Property, except any of the foregoing being contested in good faith and as to which adequate reserves in accordance with GAAP have been established or unless failure to pay would not have a Material Adverse Effect.

                 5.10 Compliance with Laws Comply, and cause each of its Subsidiaries and the Partnerships to comply, with all Requirements of Law, including (a) the Natural Gas Policy Act of 1978, as amended, (b) Environmental Laws, and (c) all permits, licenses, registrations, approvals and authorizations
(v) related to any natural or environmental resource or media located on, above, within, in the vicinity of, related to or affected by any of its Property, (vi) required for the performance or conduct of its operations, or (vii) applicable to the use, generation, handling, storage, treatment, transport or disposal of Hazardous Substances; and cause all of its employees, agents, contractors, subcontractors and future lessees (pursuant to appropriate lease provisions), while such Persons are acting within the scope of their relationship with the Borrower, such Subsidiary or Partnership, as the case may be, to comply with all applicable Requirements of Law as may be necessary or appropriate to enable the Borrower or such Subsidiary or Partnership, as the case may be, to so comply.

                 5.11 ERISA Information and Compliance Furnish to each Lender upon request, copies of each annual and other report with respect to each Plan or any trust created thereunder filed with the United States Secretary of Labor or the Pension Benefit Guaranty Corporation; fund, and cause each of its Subsidiaries and the Partnerships to fund, all current service pension liabilities as they are incurred under the provisions of all Plans and Multi-employer Plans; and comply, and cause each of its Subsidiaries and the Partnerships to comply, with all applicable provisions of ERISA.

                 5.12 Hazardous  Substances  Indemnification  INDEMNIFY AND HOLD
EACH LENDER AND THE ADMINISTRATIVE AGENT AND ALL OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT AND AFFILIATES OF EACH LENDER AND THE ADMINISTRATIVE AGENT HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS, LOSSES, DAMAGES, LIABILITIES, FINES, PENALTIES, CHARGES, ADMINISTRATIVE AND JUDICIAL PROCEEDINGS AND ORDERS, JUDGMENTS, REMEDIAL ACTIONS, REQUIREMENTS AND ENFORCEMENT ACTIONS OF ANY KIND, AND ALL COSTS AND EXPENSES INCURRED IN CONNECTION THEREWITH (INCLUDING ATTORNEYS' FEES AND EXPENSES), ARISING DIRECTLY OR INDIRECTLY, IN WHOLE OR IN PART, FROM (A) THE PRESENCE OF ANY HAZARDOUS SUBSTANCE ON, UNDER OR FROM THE PROPERTY OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS, WHETHER PRIOR TO OR DURING THE TERM HEREOF, (B) ANY ACTIVITY CARRIED ON OR UNDERTAKEN ON OR OFF THE PROPERTY OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS, WHETHER PRIOR TO OR DURING THE TERM HEREOF, AND WHETHER BY ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS OR ANY PREDECESSOR IN TITLE OR ANY EMPLOYEES, AGENTS, CONTRACTORS OR SUB-CONTRACTORS OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS OR ANY PREDECESSOR IN TITLE, OR ANY THIRD PERSONS AT ANY TIME OCCUPYING OR PRESENT ON SUCH PROPERTIES, IN CONNECTION WITH THE HANDLING, TREATMENT, REMOVAL, STORAGE, DECONTAMINATION, CLEANUP, TRANSPORTATION OR DISPOSAL OF ANY HAZARDOUS SUBSTANCE AT ANY TIME LOCATED OR PRESENT ON OR UNDER SUCH PROPERTY, (C) ANY RESIDUAL CONTAMINATION ON OR UNDER THE PROPERTY OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS, OR
(D) ANY CONTAMINATION OF ANY PROPERTY OR NATURAL RESOURCES ARISING IN CONNECTION WITH OR RESULTING FROM THE GENERATION, USE, HANDLING, STORAGE, TRANSPORTATION OR DISPOSAL OF ANY HAZARDOUS SUBSTANCE BY ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS OR ANY EMPLOYEE, AGENT, CONTRACTOR OR SUBCONTRACTOR OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS WHILE SUCH PERSONS ARE ACTING WITHIN THE SCOPE OF THEIR RELATIONSHIP WITH THE BORROWER, SUCH SUBSIDIARY OR PARTNERSHIP, AS THE CASE MAY BE, IRRESPECTIVE OF WHETHER ANY OF SUCH ACTIVITIES WERE OR WILL BE UNDERTAKEN IN ACCORDANCE WITH REQUIREMENTS OF LAW, INCLUDING ANY OF THE FOREGOING ARISING FROM NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF ANY LENDER OR THE ADMINISTRATIVE AGENT OR ANY OF THEIR OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS IN FACT AND AFFILIATES. THE FOREGOING INDEMNITY SHALL SURVIVE SATISFACTION OF ALL OBLIGATIONS AND THE TERMINATION OF THIS AGREEMENT.

                 5.13 Further Assurances Promptly cure any defects, errors, or omissions in the execution and delivery of any of the Loan Documents and all agreements contemplated thereby, and upon notice, promptly execute and deliver to the Administrative Agent all such other assurances and instruments as shall, in the opinion of the Administrative Agent, be necessary to fulfill the terms of the Loan Documents.

                 5.14 Fees and Expenses of Administrative Agent Upon request by the Administration Agent, promptly reimburse the Administrative Agent for all amounts reasonably expended, advanced or incurred by the Administrative Agent in connection with the development, preparation and execution of this Agreement and the other Loan Documents and all amendments, restatements, supplements and modifications hereto and thereto and the consummation of the transactions contemplated hereby and thereby and all amounts reasonably expended, advanced or incurred by the Administrative Agent or any Lender to collect the Notes and enforce the rights of the Lenders and the Administrative Agent under this
Agreement and the other Loan Documents, which amounts shall be deemed compensatory in nature and liquidated as to amount upon notice to the Borrower by the Administrative Agent or such Lender as applicable and which amounts will include, but not be limited to, (a) attorneys' fees, (b) all court costs, (c) fees of auditors and accountants, (d investigation expenses, (e) fees and expenses incurred in connection with the participation of the Lenders and the Administrative Agent as members of the creditors' committee in a case commenced under Title 11 of the United States Code or other similar law of the United States, the State of Texas or any other jurisdiction, incurred by the Administrative Agent in connection with the collection of the Obligations, and
(f) any and all search, registration, recording and filing fees and any and all liabilities with respect to stamp, excise and other taxes, together with interest at the Floating Rate, calculated on the basis of a year of 365 or 366 days, as the case may be, on each such amount from the date of notification to the Borrower that the same was expended, advanced or incurred by the Administrative Agent until the date it is repaid to the Administrative Agent. The obligations of the Borrower under this Section shall survive the nonassumption of this Agreement in a case commenced under Title 11 of the United States Code or other similar law of the United States, the State of Texas or any other jurisdiction and be binding upon the Borrower and any trustee, receiver or liquidator of the Borrower appointed in any such case.

                 5.15 Indemnification of Lenders and Administrative Agent INDEMNIFY AND HOLD EACH LENDER AND THE ADMINISTRATIVE AGENT AND ALL OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT AND AFFILIATES OF EACH LENDER AND THE ADMINISTRATIVE AGENT (EACH SUCH PERSON AN "INDEMNITEE") HARMLESS FROM ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS OF ANY KIND OR NATURE WHATSOEVER (INCLUDING REASONABLE ATTORNEYS' FEES AND DISBURSEMENTS) INCURRED BY OR ASSERTED AGAINST ANY INDEMNITEE ARISING OUT OF, IN ANY WAY CONNECTED WITH, OR AS A RESULT OF (A) THE EXECUTION OR DELIVERY OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, (B) THE PERFORMANCE BY THE PARTIES TO THE LOAN DOCUMENTS OF THEIR RESPECTIVE OBLIGATIONS THEREUNDER OR THE CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED THEREBY, OR (C) THE ENFORCEMENT OF THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS (ALL THE FOREGOING IN THIS SECTION, COLLECTIVELY, THE "INDEMNIFIED LIABILITIES"), INCLUDING INDEMNIFIED LIABILITIES ARISING FROM THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF ANY INDEMNITEE; PROVIDED THAT THE BORROWER SHALL HAVE NO OBLIGATION UNDER THIS SECTION TO ANY INDEMNITEE WITH RESPECT TO INDEMNIFIED LIABILITIES THAT ARE DETERMINED BY A COURT OF COMPETENT JURISDICTION BY FINAL AND NON-APPEALABLE JUDGMENT TO HAVE RESULTED FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF SUCH INDEMNITEE OR FROM THE BREACH BY SUCH INDEMNITEE OF ITS OBLIGATIONS UNDER ANY LOAN DOCUMENT. THE OBLIGATIONS OF THE BORROWER UNDER THIS SECTION SHALL SURVIVE THE SATISFACTION OF ALL OBLIGATIONS, THE TERMINATION OF THIS AGREEMENT AND THE NONASSUMPTION OF THIS AGREEMENT IN A CASE COMMENCED UNDER TITLE 11 OF THE UNITED STATES CODE OR OTHER SIMILAR LAW OF THE UNITED STATES, THE STATE OF TEXAS OR ANY OTHER JURISDICTION

AND BE BINDING UPON THE BORROWER AND ANY TRUSTEE, RECEIVER OR LIQUIDATOR OF THE BORROWER APPOINTED IN ANY SUCH CASE.

                 5.16 Maintenance of Existence and Good Standing Maintain, and cause each of its Subsidiaries and the Partnerships to maintain, its corporate or partnership existence, as the case may be; and maintain, and cause each of its Subsidiaries and the Partnerships to maintain, its qualification and good standing in all jurisdictions wherein the Property now owned or hereafter acquired or the business now or hereafter conducted necessitates same except where the failure to so maintain such qualification and good standing would not have a Material Adverse Effect.

                 5.17 Maintenance of Tangible Property Maintain, and cause each of its Subsidiaries and the Partnerships to maintain, all of its material tangible Property in good repair and condition and make all necessary replacements thereof and operate such Property in a good and workmanlike manner.

                 5.18 Maintenance of Insurance Maintain, or cause to be maintained, insurance with respect to the properties and business of each of the Borrower, its Subsidiaries and the Partnerships against such liabilities, casualties, risks and contingencies and in such amounts as is customary in the industry; and furnish to the Administrative Agent, at the execution of this Agreement and at the request of any Lender thereafter, certificates evidencing such insurance.

                 5.19 Inspection of Tangible Property Permit any authorized representative of any Lender or the Administrative Agent, at the sole risk of such party and such authorized representatives, to visit and inspect any tangible Property of any of the Borrower, its Subsidiaries or the Partnerships.

                 5.20 Payment of Notes and Performance of Obligations Pay the Notes according to the reading, tenor and effect thereof, as modified by this Agreement, and pay and perform all Obligations.

                 5.21 Operation of Oil and Gas Properties Develop, maintain and operate, and cause each of its Subsidiaries and the Partnerships to develop, maintain and operate, its Oil and Gas Properties in a prudent and workmanlike manner in accordance with industry standards.

                 5.22 Performance of Designated Contracts Perform and observe in all material respects all of its obligations under the Partnership Agreements and perform and observe, and cause each of its Subsidiaries and the Partnerships to perform and observe, in all material respects all of its obligations under all material agreements and contracts of such Person.

                 5.23      Borrower's Year 2000 Compliance.

(A) Furnish such additional information, statements and other reports with respect to Borrower's activities, course of action and progress towards becoming Year 2000 Compliant as Administrative Agent may request from time to time and make these reports available to Lenders upon request.

(B) In the event of any change in circumstances that causes or will likely cause any of Borrower's representations and warranties with respect to its being or becoming Year 2000 Compliant to no longer be true (hereinafter, referred to as a "Change in Circumstances") then Borrower shall promptly, and in any event within ten (10) days of receipt of information regarding a Change in Circumstances, provide Administrative Agent with written notice (the "Notice") that describes in reasonable detail the Change in Circumstances and how such Change in Circumstances caused or will likely cause Borrower's representations and warranties with respect to being or becoming Year 2000 Compliant to no longer be true. Borrower shall, within ten (10) days of a request, also provide Administrative Agent with any additional information Administrative Agent requests of Borrower in connection with the Notice and/or a Change in Circumstances.

(C) Give any representative of Administrative Agent access during all business hours to, and permit such representative to examine, copy or make excerpts from, any and all books, records and documents in the possession of Borrower and relating to its affairs, and to inspect any of the properties and Systems of Borrower, and to project test the Systems to determine if they are Year 2000 Compliant in an integrated environment, all at the sole cost and expense of Administrative Agent.


                                    ARTICLE 6

                               NEGATIVE COVENANTS

                  So  long  as  any  Obligation   remains   outstanding  or  any
Commitment exists, without the prior written consent of the Required Lenders, the Borrower will not:

                 6.1 Indebtedness; Contingent Obligations Create, incur, assume or permit to exist any Indebtedness or Contingent Obligations, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing restrictions shall not apply to (a) the Obligations other than Hedging Obligations; (b) unsecured accounts payable incurred in the ordinary course of business, which are not unpaid in excess of 60 days beyond invoice date or are being contested in good faith and as to which such reserve as is required by GAAP has been made; (c) performance guarantees and performance surety or other bonds provided in the ordinary course of business; (d) operating leases entered into in the ordinary course of business or endorsements of instruments for collection in the ordinary course of business; (e) purchase-money Indebtedness of the Borrower only incurred in connection with the acquisition of equipment not exceeding $5,000,000 at any time outstanding; (f) Subordinated Debt; (g) Senior Subordinated Debt (h) obligations with respect to Hedging Agreements entered into with any Lender or any affiliate of any Lender or another counterparty satisfactory to the Administrative Agent provided that (i) in the case of hydrocarbon Hedging Agreements, such Hedging Agreements protect against actual exposure to volatility in hydrocarbon prices and the aggregate of the notional and contracted amounts of such Hedging Agreements in any form other than put options do not cover at any time a volume of hydrocarbons exceeding 80% of the projected production from the proved producing reserves as reflected on the Reserve Report most recently provided to the Administrative Agent, and the aggregate of the notional and contracted amounts of all Hedging Agreements do not cover at any time a volume of hydrocarbons exceeding 100% of the projected production from the proved producing reserves as reflected on the Reserve Report most recently provided to the Administrative Agent, and (ii) the net mark-to-market exposure under such Hedging Agreements does not exceed $2,500,000 in the aggregate for the Borrower, its Subsidiaries, and the Partnerships, and
(i) other Indebtedness not exceeding $5,000,000 in the aggregate at any time outstanding for the Borrower and its Subsidiaries.

                 6.2 Loans or Advances Make or agree to make or allow to remain outstanding any loans or advances to any Person, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing restrictions shall not apply to (a) advances or extensions of credit in the form of accounts receivable incurred in the ordinary course of business and upon terms common in the industry for such accounts receivable, (b) accounts receivable owed by the Partnerships to the Borrower with respect to general and administrative and/or direct expenses and not outstanding for more than 60 days,
(c) loans, advances or extensions of credit to suppliers or contractors under applicable contracts or agreements in connection with oil and gas development activities of the Borrower or such Subsidiary or Partnership, (d) loans and advances to employees of the Borrower or such Subsidiary in the ordinary course of business not exceeding $1,000,000 in the aggregate at any time outstanding,
(e) loans or advances by the Borrower to any Partnership not outstanding for more than 60 days and not exceeding the uncollected but accrued revenues payable to the Borrower with respect to Oil and Gas Properties but attributable to such Partnership, the aggregate of which for all Partnerships shall not exceed $8,000,000 at any time outstanding, or (f) loans or advances by the Borrower to Swift Energy Marketing Company which, together with Investments permitted pursuant to Section 6.8(g) shall not exceed $6,000,000.

                 6.3 Mortgages or Pledges of Assets Create, incur, assume or permit to exist, any Lien on any of its Properties, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing restriction in this Section shall not apply to Permitted Liens.

                 6.4 Sales of Properties; Leasebacks Sell, transfer or otherwise dispose of, in any 12-month period, in one or any series of transactions, in excess of $10,000,000 in the aggregate through December 31, 1999, and $5,000,000 per fiscal year thereafter of its Property, or enter into any arrangement to do so, or enter into any arrangement to sell or transfer any Property and thereafter rent or lease as lessee such Property or other Property intended for the same use or purpose of the Property sold or transferred, or permit any of its Subsidiaries or the Partnerships to do any of the foregoing in this Section; provided, however, the foregoing restrictions shall not apply to (a) the sale of hydrocarbons or inventory in the ordinary course of business at prices at least substantially equivalent to the open market prices at the time of sale for comparable hydrocarbons or inventory other than the sale of a production payment and provided that no contract for the sale of hydrocarbons shall obligate any of the Borrower, its Subsidiaries or the Partnerships to deliver hydrocarbons at some future date without receiving full payment therefor within 90 days of delivery, (b) the transfer of Oil and Gas Property of the Borrower to the Partnerships in the ordinary course of business upon terms customary in the industry for sales of comparable nature, (c) the sale or other disposition of Property destroyed, lost, worn out, damaged or having only salvage value or no longer used or useful in the business of the Borrower, or (d) farmouts or similar agreements entered into in the ordinary course of business.

                 6.5 Dividends and Distributions Declare, pay or make, whether in cash or other Property, any dividend or distribution on any share of any class of its capital stock other than cash dividends not exceeding $2,000,000 in any fiscal year and dividends paid in capital stock of the Borrower; or purchase, redeem or otherwise acquire, directly or indirectly, for value or set apart in any way for redemption, retirement or other acquisition, directly or indirectly, any of its stock now or hereafter outstanding; return any capital to its stockholders; or make any distribution (whether by reduction of capital or otherwise) of its assets to its stockholders. Provided, however, the Borrower may acquire of its common stock after the Closing Date having a fair market value at the time of Acquisition not to exceed in the aggregate $15,000,000.

                 6.6 Changes in Corporate Structure Enter into any transaction of consolidation, merger or amalgamation unless the Borrower is the surviving corporation of any such consolidation, merger or amalgamation and no Default or Event of Default exists or will occur as a result thereof; or liquidate, wind up or dissolve or suffer any liquidation or dissolution.

                 6.7 Rental or Lease Agreements Enter into any contract to rent or lease any Properties, real or personal, the aggregate of rental and lease payments under which for the Borrower, its Subsidiaries and the Partnerships on a consolidated basis will exceed $1,000,000 in any calendar or fiscal year or $5,000,000 during the term of such leases; provided, however, the foregoing restriction shall not apply to (a) bonuses and rentals paid under oil, gas and mineral leases, or (b) the lease covering the corporate office of the Borrower.

                 6.8 Investments Acquire Investments in, or purchase or otherwise acquire all or substantially all of the assets of, any Person, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing shall not apply to (a) investments in United States government-issued securities with maturities of no more than one year or certificates of deposit or repurchase agreements issued by (i) any Lender or
(ii) any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000 and with maturities of no more than one year, (b) commercial paper rated at least P-1 by Moody's Investor Service, Inc. or A-1 by Standard & Poor's Corporation and with maturities of no more than nine months from the date of acquisition thereof, (c) short-term investments in the Eurodollar market through (i) any Lender, (ii) any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000, or
(iii) any other Person acceptable to the Administrative Agent, (d) short-term interest bearing deposits with any Lender or any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000, (e) the purchase of Oil and Gas Properties or investments with respect to and relating to the production of oil, gas and other liquid or gaseous hydrocarbons from Oil and Gas Properties, or (f) investments by the Borrower in the Partnerships in amounts not to exceed those required as capital contributions under the applicable Partnership Agreements; provided, however, at any time that a Default or Event of Default exists, no investment may be made in any partnership or joint venture in which the Borrower is not, at such time, a partner or joint venturer other than those formed pursuant to Registration Statement No. 33-37983 on Form S-1 filed by the Borrower with the Securities and Exchange Commission on

November 28, 1990 (Swift Depositary Interests I), or (g) Investments by the Borrower in Swift Energy Marketing Company which, together with loans and advances permitted by Section 6.2(f) shall not exceed $6,000,000.

                 6.9 Lines of Business; Subsidiaries Expand, on its own or through a Subsidiary, into any line of business other than (a) those in which the Borrower or such Subsidiary is engaged as of the date hereof and (b) other lines of business related to the production of oil, gas and other hydrocarbons; or permit any material change to be made in the character of its business as conducted as of the date hereof.

                 6.10 ERISA Compliance Permit any Plan maintained by it or any Partnership to (a) engage in any "prohibited transaction" as such term is defined in Section 4975 of the Internal Revenue Code of 1954, as amended, (b) incur any "accumulated funding deficiency," as such term is defined in Section 302 of ERISA, or (c) terminate in a manner which could result in the imposition of a Lien on any Property of the Borrower pursuant to Section 4068 of ERISA; assume an obligation to contribute to any Multi-employer Plan; or acquire any Person or the assets of any Person which has now or has had at any time an obligation to contribute to any Multi-employer Plan.

                 6.11 Sale or Discount of Receivables Except to minimize losses on bona fide debts previously contracted, discount or sell with recourse, or sell for less than the greater of the face or market value thereof, any of its notes receivable or accounts receivable.

                 6.12 Transactions With Affiliates Enter into any transaction (including the sale, lease or exchange of Property or the rendering of service), directly or indirectly, with any of its Affiliates other than upon fair and reasonable terms no less favorable than the Borrower could obtain in an arm's length transaction with a Person which was not an Affiliate.

                 6.13 Tangible Net Worth Permit Tangible Net Worth as of the close of any fiscal quarter to be less than $140,000,000 plus 75% of positive Net Income and 100% of net proceeds from any equity offering for all fiscal periods ending subsequent to June 30, 1998.

                 6.14 Current Ratio. Permit the ratio of Current Assets (plus Available Commitment) to Current Liabilities to be at any time less than 1.1 to 1.0.

                 6.15 Debt Coverage Ratio Permit the ratio of Cash Flow for any fiscal quarter to Debt Service determined as of the end of such fiscal quarter to be less than 1.3 to 1.0.

                 6.16 Total Liabilities to Tangible Net Worth Permit the ratio of total liabilities of the Borrower and its Subsidiaries on a consolidated basis to Tangible Net Worth to be at any time greater than 2.25 to 1.0 through June 30, 1999, and 2.0 to 1.0 as of September 30, 1999 and thereafter.

                 6.17 Amendment of Partnership Agreements Amend or consent to the amendment of any Partnership Agreement the effect of which may result in the diminution of the Distributive Share with respect to the relevant Partnership or otherwise adversely affect the interest of the Borrower in such Partnership or increase the capital contribution of the Borrower with respect to such Partnership.

                 6.18 Subordinated Debt and Senior Subordinated Debt Amend, extend or modify any of the terms or provisions of any documents, notes, or agreements evidencing or governing the Subordinated Debt and Senior Subordinated Debt or consent to any of the foregoing; or at any time following the occurrence and during the continuance of any Default or Event of Default, make any payment, whether in cash or other Property, on or with respect to the Subordinated Debt.

                 6.19 Negative Pledges Except pursuant to this Agreement, enter into or permit to exist any agreement which prohibits or restricts the granting, incurring, assuming, or permitting to exist any Lien on any of its Properties or provides that any such occurrence shall constitute a default or breach of such agreement.

                 6.20 Senior   Subordinated   Debt  The  terms  of   the  Senior
Subordinated Debt shall not deviate materially from the Preliminary Offering Memorandum dated August 7, 1998.


                  ARTICLE 7 EVENTS OF DEFAULT

                 7.1 Enumeration of Events of Default Any of the following events shall be considered an Event of Default as that term is used herein:

         (a) Default shall be made in the payment when due of any installment of principal or interest under this Agreement or any Note or any fees or other sums payable hereunder or under any other Loan Document;

         (b) Default shall be made by the Borrower in the due observance or performance of any covenant or agreement set forth in any of Sections 5.2 through 5.7 and such default shall continue for in excess of 15 days after the earlier of notice thereof by the Administrative Agent to the Borrower or knowledge thereof by the Borrower, or default shall be made by the Borrower in the due observance or performance of any other covenant or agreement set forth in this Agreement or any other Loan Document;

         (c) Any representation or warranty made by any of the Borrower, its Subsidiaries, or the Partnerships in this Agreement or any other Loan Document proves to have been untrue in any material respect when made or deemed to have been made, or any representation, warranty, statement (including Financial Statements), certificate or data furnished or made by any of the Borrower, its Subsidiaries, or the Partnerships to any Lender or the Administrative Agent in connection herewith proves to have been untrue in any material respect as of the date the facts therein set forth were stated or certified;

          (d)     Default  shall  be  made   by  any   of   the   Borrower,  its
                  Subsidiaries, or the Partnerships in the payment or performance of any bond, debenture, note, security (as defined in the Securities Act of 1933, as amended), or other evidence of Indebtedness, or under any credit agreement, loan agreement, indenture, promissory note, or similar agreement or instrument executed in connection with any of the foregoing, and such default shall remain unremedied for in excess of the period of grace, if any, with respect thereto, and the effect of such default is to cause, or permit the holders of such Indebtedness or security to cause, the acceleration of the maturity of any such Indebtedness or to permit a trustee or holder of any security to elect (whether or not such trustee or holder does elect) a majority of the directors on the board of directors of any of the Borrower or its Subsidiaries;

         (e) Any of the Borrower, its Subsidiaries, or the Partnerships shall (i) apply for or consent to the appointment of a receiver, trustee, or liquidator of it or all or a substantial part of its assets, (ii) file a voluntary petition commencing an Insolvency Proceeding, (iii) make a general assignment for the benefit of creditors, (iv) be unable, or admit in writing its inability, to pay its debts generally as they become due, or (v) file an answer admitting the material allegations of a petition filed against it in any Insolvency Proceeding;

         (f) An order, judgment or decree shall be entered against any of the Borrower, its Subsidiaries, or the Partnerships by any court of competent jurisdiction or by any other duly authorized authority, on the petition of a creditor or otherwise, granting relief in any Insolvency Proceeding or approving a petition seeking reorganization or an arrangement of its debts or appointing a receiver, trustee, conservator, custodian, or liquidator of it or all or any substantial part of its assets, and such order, judgment, or decree shall not be dismissed or stayed within 30 days;

         (g) Any of the Borrower, its Subsidiaries, or the Partnerships shall have (i) concealed, removed, or permitted to be concealed or removed, any part of its Property, with intent to hinder, delay, or defraud its creditors or any of them, (ii) made or suffered a transfer of any of its Property which may be fraudulent under any bankruptcy, fraudulent conveyance, or similar law and not otherwise permitted under the provisions of this Agreement, or (iii) made any transfer of its Property to or for the benefit of a creditor at a time when other creditors similarly situated have not been paid;

         (h) The levy against any significant portion of the Property of any of the Borrower, its Subsidiaries, or the Partnerships or any execution, garnishment, attachment, sequestration, or other writ or similar proceeding which is not permanently dismissed or discharged within 60 days;

         (i) A final and non-appealable order, judgment, or decree shall be entered against any of the Borrower, its Subsidiaries, or the Partnerships for money damages and/or Indebtedness due in an amount in excess of $50,000 and such order, judgment, or decree shall not be dismissed or stayed within 60 days; or

         (j) The Borrower shall default in any of its material obligations as a Partner under any Partnership Agreement.

                 7.2 Rights Upon Default (a) Upon the occurrence of any Event of Default specified in Sections 7.1 (e) or (f), immediately and without notice,
(i) all Obligations shall become due and payable, without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, all of which are expressly waived by the Borrower, (ii) the Commitments shall immediately terminate unless and until the Lenders and the Administrative Agent shall reinstate the same in writing, and (iii) with the oral consent of the Required Lenders (confirmed promptly in writing), each Lender and the Administrative Agent are hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits (general or special, time or demand, provisional or final) held by such Lender or the Administrative Agent and any and all other indebtedness at any time owing by such Lender or the Administrative Agent to or for the credit or account of the Borrower against any and all Obligations.

                  (b) Upon the occurrence of any other Event of Default, (i) the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, declare all Obligations immediately due and payable, without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, all of which are hereby expressly waived by the Borrower,
(ii) the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, declare the Commitments terminated, whereupon the Commitments shall immediately terminate unless and until the Lenders and the Administrative Agent shall reinstate the same in writing, and (iii) with the oral consent of the Required Lenders (confirmed promptly in writing), the Administrative Agent and each Lender are hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits (general or special, time or demand, provisional or final) held by the Administrative Agent or such Lender and any and all other indebtedness at any time owing by the Administrative Agent or such Lender to or for the credit or account of the Borrower against any and all Obligations.

                  (c) In addition to the foregoing, upon the occurrence of any Event of Default, each Lender and the Administrative Agent in accordance with the provisions of this Agreement may exercise any or all of their rights and remedies provided by law or pursuant to the Loan Documents.


                                    ARTICLE 8

                            THE ADMINISTRATIVE AGENT

                 8.1 Appointment Each Lender hereby designates and appoints the Administrative Agent as the agent of such Lender under this Agreement and the other Loan Documents. Each Lender authorizes the Administrative Agent, as the agent for such Lender, to take such action on behalf of such Lender under the provisions of this Agreement and the other Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Administrative Agent by the terms of this Agreement and the other Loan Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in this Agreement or in any other Loan Document, the Administrative Agent shall not have any duties or responsibilities except those expressly set forth herein or in any other Loan Document or any fiduciary relationship with any Lender; and no implied covenants, functions, responsibilities, duties, obligations or liabilities on the part of the Administrative Agent shall be read into this Agreement or any other Loan Document or otherwise exist against the Administrative Agent.

                 8.2 Delegation of Duties The Administrative Agent may execute any of its duties under this Agreement and the other Loan Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

                 8.3 Exculpatory Provisions Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates shall be (a) required to initiate or conduct any litigation or collection proceedings hereunder, except with the concurrence of the Required Lenders and contribution by each Lender of its Percentage Share of costs reasonably expected by the Administrative Agent to be incurred in connection therewith, (b) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Agreement or any other Loan Document (except for gross negligence or willful misconduct of the Administrative Agent or such Person), or (c) responsible in any manner to any Lender for any recitals, statements, representations or warranties made by the Borrower or any officer thereof contained in this Agreement or any other Loan Document or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or any other Loan Document, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document or for any failure of the Borrower to perform its obligations hereunder or thereunder. The Administrative Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Borrower.

                 8.4 Reliance by Administrative Agent The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any Note, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including counsel to the Borrower), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent may deem and treat the payee of any Note as the owner thereof for all purposes unless and until a written notice of assignment, negotiation or transfer thereof shall have been received by the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Lenders or all Lenders to the extent required by Section 9.2 as it deems appropriate and contribution by each Lender of its Percentage Share of costs reasonably expected by the Administrative Agent to be incurred in connection therewith. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement and the other Loan Documents in accordance with a request of the Required Lenders or all Lenders to the extent required by Section 9.2. Such request and any action taken or failure to act pursuant thereto shall be binding upon the Lenders and all future holders of the Notes. In no event shall the Administrative Agent be required to take any action that exposes the Administrative Agent to personal liability or that is contrary to any Loan Document or applicable Requirement of Law.

                 8.5 Notice of Default The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default unless the Administrative Agent has received notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default." In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give notice thereof to the Lenders. The Administrative Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Lenders; provided that unless and until the
Administrative Agent shall have received such directions, subject to the provisions of Section 7.2, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Lenders. In the event that the officer of the Administrative Agent primarily responsible for the lending relationship with the Borrower or the officer of any Lender primarily responsible for the lending relationship with the Borrower becomes aware that a Default or Event of Default has occurred and is continuing, the Administrative Agent or such Lender, as the case may be, shall use its good faith efforts to inform the other Lenders and/or the Administrative Agent, as the case may be, of such occurrence. Notwithstanding the preceding sentence, failure to comply with the preceding sentence shall not result in any liability to the Administrative Agent or any Lender.

                 8.6 Non-Reliance on Administrative Agent and Other Lenders Each Lender expressly acknowledges that neither the Administrative Agent nor any other Lender nor any of their respective officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representation or warranty to such Lender and that no act by the Administrative Agent or any other Lender hereafter taken, including any review of the affairs of the Borrower, shall be deemed to constitute any representation or warranty by the Administrative Agent or any Lender to any other Lender. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, condition (financial and otherwise) and creditworthiness of the Borrower and the value of the Properties of the Borrower and has made its own decision to enter into this Agreement. Each Lender also represents that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other

Loan Documents, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, condition (financial and otherwise) and creditworthiness of the Borrower and the value of the Properties of the Borrower. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, condition (financial and otherwise) or creditworthiness of the Borrower or the value of the Properties of the Borrower which may come into the possession of the Administrative Agent or any of its officers, directors, employees, agents, attorneys-in-fact or affiliates.

                 8.7  Indemnification   EACH  LENDER  AGREES  TO  INDEMNIFY  THE
ADMINISTRATIVE AGENT AND ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT AND AFFILIATES (TO THE EXTENT NOT REIMBURSED BY THE BORROWER AND WITHOUT LIMITING THE OBLIGATION OF THE BORROWER TO DO SO), RATABLY ACCORDING TO THE PERCENTAGE SHARE OF SUCH LENDER, FROM AND AGAINST ANY AND ALL LIABILITIES, CLAIMS, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS OF ANY KIND WHATSOEVER WHICH MAY AT ANY TIME (INCLUDING ANY TIME FOLLOWING THE PAYMENT AND PERFORMANCE OF ALL OBLIGATIONS AND THE TERMINATION OF THIS AGREEMENT) BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR ANY OTHER DOCUMENT CONTEMPLATED OR REFERRED TO HEREIN OR THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACTION TAKEN OR OMITTED BY THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES UNDER OR IN CONNECTION WITH ANY OF THE FOREGOING, INCLUDING ANY LIABILITIES, CLAIMS, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS IMPOSED, INCURRED OR ASSERTED AS A RESULT OF THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES; PROVIDED THAT NO LENDER SHALL BE LIABLE FOR THE PAYMENT OF ANY PORTION OF SUCH LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES OR DISBURSEMENTS RESULTING SOLELY FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES. THE AGREEMENTS IN THIS SECTION SHALL SURVIVE THE PAYMENT AND PERFORMANCE OF ALL OBLIGATIONS AND THE TERMINATION OF THIS AGREEMENT.

                 8.8 Restitution Should the right of the Administrative Agent or any Lender to realize funds with respect to the Obligations be challenged and any application of such funds to the Obligations be reversed, whether by Governmental Authority or otherwise, or should the Borrower otherwise be entitled to a refund or return of funds distributed to the Lenders in connection with the Obligations, the Administrative Agent or such Lender, as the case may be, shall promptly notify the Lenders of such fact. Not later than Noon, Central Standard or Daylight Savings Time, as the case may be, of the Business Day following such notice, each Lender shall pay to the Administrative Agent an amount equal to the ratable share of such Lender of the funds required to be returned to the Borrower. The ratable share of each Lender shall be determined on the basis of the percentage of the payment all or a portion of which is required to be refunded originally distributed to such Lender, if such percentage can be determined, or, if such percentage cannot be determined, on the basis of the Percentage Share of such Lender. The Administrative Agent shall forward such funds to the Borrower or to the Lender required to return such funds. If any such amount due to the Administrative Agent is made available by any Lender after Noon, Central Standard or Daylight Savings Time, as the case may be, of the Business Day following such notice, such Lender shall pay to the Administrative Agent (or the Lender required to return funds to the Borrower, as the case may be) for its own account interest on such amount at a rate equal to the Federal Funds Rate for the period from and including the date on which restitution to the Borrower is made by the Administrative Agent (or the Lender required to return funds to the Borrower, as the case may be) to but not including the date on which such Lender failing to timely forward its share of funds required to be returned to the Borrower shall have made its ratable share of such funds available.

                 8.9 Administrative Agent in Its Individual Capacity The Administrative Agent and its affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Borrower as though the Administrative Agent were not the agent hereunder. With respect to any Note issued to the Lender serving as the Administrative Agent, the Administrative Agent shall have the same rights and powers under this Agreement as a Lender and may exercise such rights and powers as though it were not the Administrative Agent. The terms "Lender" and "Lenders" shall include the Administrative Agent in its individual capacity.

                 8.10 Successor Administrative Agent The Administrative Agent may resign as Administrative Agent upon ten days' notice to the Lenders and the Borrower. If the Administrative Agent shall resign as Administrative Agent under this Agreement and the other Loan Documents, Lenders for which the Percentage Shares aggregate at least 66-2/3% shall appoint from among the Lenders a successor agent for the Lenders, whereupon such successor agent shall succeed to the rights, powers and duties of the Administrative Agent. The term "Administrative Agent" shall mean such successor agent effective upon its appointment. The rights, powers and duties of the former Administrative Agent as Administrative Agent shall be terminated, without any other or further act or deed on the part of such former Administrative Agent or any of the parties to this Agreement or any holders of the Notes. After the removal or resignation of any Administrative Agent hereunder as Administrative Agent, the provisions of this Article and Sections 5.12, 5.14, and 5.15 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement and the other Loan Documents.

                 8.11 Applicable Parties The provisions of this Article 8 are solely for the benefit of the Administrative Agent and the Lenders, and the Borrower shall not have any rights as a third party beneficiary or otherwise under any of the provisions of this Article. In performing functions and duties hereunder and under the other Loan Documents, the Administrative Agent shall act solely as the agent of the Lenders and does not assume, nor shall it be deemed to have assumed, any obligation or relationship of trust or agency with or for the Borrower or any legal representative, successor and assign of the Borrower. The Documenting Agent and the Syndication Agent have no duties hereunder.

                                    ARTICLE 9

                                  MISCELLANEOUS

                 9.1 Assignments; Participations (a) The Borrower may not assign any of its rights or obligations under any Loan Document without the prior consent of the Administrative Agent and all of the Lenders.

                  (b) With the consent of the Administrative Agent (which shall not be unreasonably withheld), any Lender may assign to one or more assignees all or a portion of its rights and obligations under this Agreement pursuant to an Assignment Agreement. Any such assignment shall be in the amount of at least $10,000,000 (or any whole multiple of $1,000,000 in excess thereof). Any such assignment shall become effective upon the execution and delivery to the Administrative Agent of the Assignment Agreement and the consent of the Administrative Agent. Promptly following receipt of an executed Assignment Agreement, the Administrative Agent shall send to the Borrower a copy of such executed Assignment Agreement. Promptly following receipt of such executed Assignment Agreement, the Borrower shall execute and deliver, at its own expense, new Notes to the assignee and, if applicable, the assignor, in accordance with their respective interests, whereupon the prior Notes of the assignor and, if applicable, the assignee, shall be cancelled and returned to the Borrower. Upon the effectiveness of any assignment pursuant to this Section 9.1(b), the assignee will become a "Lender," if not already a "Lender," for all purposes of the Loan Documents, and the assignor shall be relieved of its obligations hereunder to the extent of such assignment. If the assignor no longer holds any rights or obligations under this Agreement, such assignor shall cease to be a "Lender" hereunder, except that its rights under Sections 2.19, 5.13, and 5.16 shall not be affected. On the last Business Day of each month during which an assignment has become effective pursuant to this Section 9.1(b), the Administrative Agent shall prepare a new Exhibit V giving effect to all such assignments effected during such month and will promptly provide a copy thereof to the Borrower and each Lender.

                  (c) Each Lender may transfer, grant, or assign participations in all or any portion of its interests hereunder to any Person pursuant to this
Section 9.1(c), provided that such Lender shall remain a "Lender" for all purposes of this Agreement and the transferee of such participation shall not constitute a "Lender" hereunder. In the case of any such participation, the participant shall not have any rights under any Loan Document, the rights of the participant in respect of such participation to be against the granting Lender as set forth in the agreement with such Lender creating such participation, and all amounts payable by the Borrower hereunder shall be determined as if such Lender had not sold such participation.

                  (d) The Lenders may furnish any information concerning the Borrower in the possession of the Lenders from time to time to assignees and participants and prospective assignees and participants.

                  (e) Notwithstanding anything in this Section to the contrary, any Lender may assign and pledge all or any of its Notes or any interest therein to any Federal Reserve Bank or the United States Treasury as collateral security pursuant to Regulation A of the Board of Governors of the Federal Reserve System and any operating circular issued by such Federal Reserve System and/or such Federal Reserve Bank. No such assignment or pledge shall release the assigning or pledging Lender from its obligations hereunder.

                  (f) Notwithstanding any other provisions of this Section, no transfer or assignment of the interests or obligations of any Lender or grant of participations therein shall be permitted if such transfer, assignment, or grant would require the Borrower to file a registration statement with the Securities and Exchange Commission or any successor Governmental Authority or qualify the Loans under the "Blue Sky" laws of any state.

                 9.2 Amendments and Waivers Neither this Agreement nor any of the other Loan Documents nor any terms hereof or thereof may be amended, supplemented or modified except in accordance with the provisions of this Section. The Administrative Agent and the Borrower may, with the written consent of the Required Lenders, from time to time, enter into written amendments, supplements or modifications to the Loan Documents for the purpose of adding any provisions to this Agreement or the other Loan Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or thereunder or waiving, on such terms and conditions as the Administrative Agent may specify in such instrument, any of the requirements of this Agreement or the other Loan Documents or any Default or Event of Default and its consequences; provided, however, that no such amendment, supplement, modification or waiver shall (a) extend the time of payment of any Note or any installment thereof, reduce the rate or extend the time of payment of interest thereon, extend the Commitment Termination Date or Final Maturity, reduce or extend the time of payment of any fee payable to the Lenders hereunder, reduce the principal amount of the Obligations, change the Percentage Share of any Lender or the definition of the Facility Amount or the Borrowing Base, amend, modify or waive any provision of this Section or Section 2.11, 3.2, 3.3, 5.12, 5.15 or 8.10 or any other provision applicable to the determination of the Borrowing Base, change the percentage specified in the definition of Required Lenders, or consent to the assignment or transfer by the Borrower of any of its rights or obligations under this Agreement or the other Loan Documents, in any such case without the written consent of all Lenders, (b) amend, modify or waive any provision of Article 8 or the rights or obligations of the Administrative Agent without the written consent of the Administrative Agent, or (c) amend, modify or waive any provision of Section 2.20 or the rights or obligations of the Administrative Agent as the issuer of Letters of Credit without the written consent of the Administrative Agent. Any such amendment, supplement, modification or waiver shall apply equally to each of the Lenders and shall be binding upon the Borrower, the Lenders, the Administrative Agent, and all future holders of the Notes. In the event of any waiver, the Borrower, the Lenders, and the Administrative Agent shall be restored to their respective former positions and rights hereunder and under the other Loan Documents, and any Default or Event of Default waived shall be deemed to be cured and not continuing; but no such waiver shall extend to any subsequent or other Default or Event of Default or impair any right with respect thereto. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the party against whom enforcement of the change, waiver, discharge or termination is sought.

                 9.3 Survival of Representations, Warranties and Covenants All representations and warranties of the Borrower and all covenants and agreements herein made shall survive the execution and delivery of the Notes and this Agreement and shall remain in force and effect so long as any Obligation remains outstanding or any Commitment exists.

                 9.4 Notices and Other Communications Except as to oral notices expressly authorized herein, which oral notices shall be confirmed in writing, all notices, requests, and communications hereunder shall be in writing (including by telecopy). Unless otherwise expressly provided herein, any such notice, request, demand, or other communication shall be deemed to have been duly given or made when delivered by hand, or, in the case of delivery by mail, two Business Days after deposited in the mail, certified mail, return receipt requested, postage prepaid, or, in the case of telecopy notice, when receipt thereof is acknowledged orally or by written confirmation report, addressed to each party at the "Address for Notices" specified below its name on the signature pages hereof or at such other address as shall be designated by such party in a properly given notice; provided, that notice, request or communication to or upon the Administrative Agent pursuant to Section 2.1(a) or
Section 2.2(a) shall not be effective until actually received.

                 9.5 Parties in Interest All covenants and agreements herein contained by or on behalf of the Borrower, the Lenders, and the Administrative Agent shall be binding upon and inure to the benefit of the Borrower, the Lenders, or the Administrative Agent, as the case may be, and their respective legal representatives, successors and assigns.

                 9.6 No Waiver; Rights Cumulative No course of dealing on the part of any Lender or the Administrative Agent or the officers or employees of any Lender or the Administrative Agent, nor any failure or delay by any Lender or the Administrative Agent with respect to exercising any of their rights, powers or privileges under this Agreement or any other Loan Document shall operate as a waiver thereof. The rights and remedies of the Lenders and the Administrative Agent under this Agreement and the other Loan Documents shall be cumulative, and the exercise or partial exercise of any such right or remedy shall not preclude the exercise of any other right or remedy. No making of a Loan or issuance of a Letter of Credit shall constitute a waiver of any of the covenants or warranties of the Borrower contained herein or of any of the conditions to the obligation of the Lenders to make other Loans or the Administrative Agent to issue other Letters of Credit hereunder. In the event the Borrower is unable to satisfy any such covenant, warranty or condition, no such Loan shall have the effect of precluding the Administrative Agent from thereafter declaring such inability to be an Event of Default as hereinabove provided.

                 9.7 Survival Upon Unenforceability In the event any one or more of the provisions contained in this Agreement or any other Loan Document shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof or of any other Loan Document.

                 9.8 Rights of Third Parties All provisions herein are imposed solely and exclusively for the benefit of the Lenders, the Administrative Agent, and the Borrower; and no other Person shall have standing to require satisfaction of such provisions in accordance with their terms or be entitled to assume that the Lenders will refuse to make Loans or the Administrative Agent will refuse to issue Letters of Credit in the absence of strict compliance with any or all of such provisions; and any or all of such provisions may, subject to the provisions of Section 9.2 as to the rights of the Lenders, be freely waived in whole or in part by the Administrative Agent at any time if in its sole discretion it deems it advisable to do so.

                 9.9 Controlling Agreement In the event of a conflict between the provisions of this Agreement and those of any other Loan Document, the provisions of this Agreement shall control.

                 9.10 Integration THIS AGREEMENT AMENDS, RESTATES, AND REPLACES THE EXISTING CREDIT AGREEMENT AND CONSTITUTES THE ENTIRE AGREEMENT AMONG THE PARTIES HERETO WITH RESPECT TO THE SUBJECT HEREOF. THIS AGREEMENT SUPERSEDES ANY PRIOR AGREEMENT AMONG THE PARTIES HERETO, WHETHER WRITTEN OR ORAL, RELATING TO THE SUBJECT HEREOF. THIS AGREEMENT AND THE OTHER WRITTEN LOAN DOCUMENTS REPRESENT, COLLECTIVELY, THE FINAL AGREEMENT AMONG THE PARTIES THERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF SUCH PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.

                 9.11 Jurisdiction and Venue ALL ACTIONS OR PROCEEDINGS WITH RESPECT TO, ARISING DIRECTLY OR INDIRECTLY IN CONNECTION WITH, OUT OF, RELATED TO, OR FROM THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE LITIGATED, AT THE SOLE DISCRETION AND ELECTION OF THE ADMINISTRATIVE AGENT, IN COURTS HAVING SITUS IN HOUSTON, HARRIS COUNTY, TEXAS. THE BORROWER HEREBY SUBMITS TO THE JURISDICTION OF ANY LOCAL, STATE, OR FEDERAL COURT LOCATED IN HOUSTON, HARRIS COUNTY, TEXAS, AND HEREBY WAIVES ANY RIGHTS IT MAY HAVE TO TRANSFER OR CHANGE THE JURISDICTION OR VENUE OF ANY LITIGATION BROUGHT AGAINST IT BY THE ADMINISTRATIVE AGENT OR ANY LENDER IN ACCORDANCE WITH THIS SECTION.

                 9.12  Waiver  of  Rights  to  Jury  Trial  THE  BORROWER,   THE
ADMINISTRATIVE AGENT, AND EACH LENDER HEREBY KNOWINGLY, VOLUNTARILY, INTENTIONALLY, IRREVOCABLY, AND UNCONDITIONALLY WAIVE ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING, COUNTERCLAIM, OR OTHER LITIGATION THAT RELATES TO OR ARISES OUT OF ANY OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE ACTS OR OMISSIONS OF THE ADMINISTRATIVE AGENT OR ANY LENDER IN THE ENFORCEMENT OF ANY OF THE TERMS OR PROVISIONS OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR OTHERWISE WITH RESPECT THERETO. THE PROVISIONS OF THIS SECTION ARE A MATERIAL INDUCEMENT FOR THE ADMINISTRATIVE AGENT AND THE LENDERS ENTERING INTO THIS AGREEMENT.

                 9.13 Governing Law THIS AGREEMENT AND THE NOTES SHALL BE DEEMED TO BE CONTRACTS MADE UNDER AND SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF TEXAS WITHOUT GIVING EFFECT TO PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW; PROVIDED, HOWEVER, THAT VERNON'S TEXAS CIVIL STATUTES, ARTICLE 5069, CHAPTER 15 (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY.

                 9.14 Counterparts For the convenience of the parties, this Agreement may be executed in multiple counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which together shall constitute one and the same agreement.

         IN WITNESS WHEREOF, this Agreement is executed effective as of the date first above written.

                                                       BORROWER:

                                                       SWIFT ENERGY COMPANY


                                                       By:
                                                          ----------------------
                                                          John R. Alden
                                                          Senior Vice President


Address for Notices:

Swift Energy Corporation
16825 Northchase Drive, Suite 400
Houston, Texas  77060
Attention:  John R. Alden
Telecopy:  (713) 874-2701

                       (Signatures Continued on Next Page)

                                               ADMINISTRATIVE AGENT AND LENDER:

                                               BANK ONE, TEXAS, NATIONAL
                                               ASSOCIATION



                                               By:
                                                  ------------------------------
                                                  Stephen Shatto
                                                  Vice President


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

910 Travis
Houston, Texas 77002

Address for Notices:

Bank One, Texas, National Association
910 Travis
Houston, Texas 77002
Attention: Steve Shatto
Telecopy:  (713) 751-3544








                       (Signatures Continued on Next Page)

                                               LENDER:

                                               BANK OF MONTREAL



                                               By:
                                                  ------------------------------
                                                  Robert L. Roberts
                                                  Director

Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

115 S. LaSalle
11th Floor
Chicago, Illinois 60603
Attention: Charlo Chase


Address for Notices:

Bank of Montreal
700 Louisiana, Suite 4400
Houston, Texas 77002
Attention: Christa Hash
Telecopy:  (713) 223-4007





                       (Signatures Continued on Next Page)

                                               LENDER:

                                               BANK OF SCOTLAND



                                               By:
                                                  ------------------------------
                                                  Annie Chin Tat
                                                  Senior Vice President

Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

565 Fifth Avenue
New York, New York 10017
Attention: Karen Workman


Address for Notices:
1200 Smith Street
Suite 1750
Houston, Texs 77002
Attention: Richard Butler
Telecopy: 713-651-5714

With a copy to:
Annie Chin Tat
565 Fifth Avenue
New York, New York 10017








                       (Signatures Continued on Next Page)

                                               LENDER:

                                               NATIONSBANK, N.A.



                                               By:
                                                  ------------------------------
                                                  Mary Lou Allen
                                                  Vice President

Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

901 Main Street, 14th Floor
Dallas, Texas 70202
Attention: Terri Smith


Address for Notices:
700 Louisiana
8th Floor
Houston, Texas 77002
Attention: Mary Lou Allen
Telecopy: 713-248-6432







                       (Signatures Continued on Next Page)

                                               LENDER:

                                               THE SANWA BANK, LIMITED



                                               By:
                                                  ------------------------------
                                                  C. L. Murphy
                                                  Senior Vice President

Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

Park Avenue Plaza
55 East 52nd Street
New York, New York 10055
Attention: Wai Mei (Sandy) Lew

Address for Notices:
Park Avenue Plaza
55 East 52nd Street
New York, NY 10055
Attention:  Kentaro Yamagishi
Telecopy: 212-754-2360




                       (Signatures Continued on Next Page)

                                               LENDER:

                                               CIBC INC.




                                               By:
                                                  ------------------------------
                                                  Name:
                                                        ------------------------
                                                  Title:
                                                        ------------------------




Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

2727 Paces Ferry Road
Suite 1200
2 Paces West, Bldg. 2
Atlanta, Georgia 30339
Attention: Kathryn McGovern
                  Senior Associate


Address for Notices:
1600 Smith Street
Suite 3000
Houston, TX 77002
Attention: Mark H. Wolf
Telecopy: 713-650-2588









                       (Signatures Continued on Next Page)

                                               LENDER:

                                               FIRST UNION NATIONAL BANK



                                                By:
                                                   -----------------------------
                                                   Robert R. Wetteroff
                                                   Senior Vice President

Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

1001 Fannin Street
Suite 2255
Houston, Texas 77002
Attention: Debbie Blank
                  Portfolio Administrator

Address for Notices:
1001 Fannin Street, Suite 2255
Attention: Paul N. Riddle
Telecopy: 713-650-6354





                       (Signatures Continued on Next Page)

                                               LENDER:

                                               SOCIETY GENERALE



                                               By:
                                                  ------------------------------
                                                  Name:
                                                       -------------------------
                                                  Title:
                                                        ------------------------

Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

2001 Ross Avenue, Suite 4800
Dallas, Texas 75201
Attention: Stacie Row


Address for Notices:

1111 Bagby, Suite 2020
Houston, TX 77002
Attention: Elizabeth Hunter
Telecopy: 712-650-0824








                       (Signatures Continued on Next Page)

                                               LENDER:

                                               CREDIT LYONNAIS NEW YORK BRANCH



                                               By:
                                                  ------------------------------
                                                  Pascal Poupelle
                                                  Senior Vice President



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

1301 Avenue of the Americas, 15th Floor
New York, New York 10019
Attn: Loan Administration Department

with a copy to:

1100 Louisiana, Suite 5360
Houston, Texas 77002
Attention: Bernadette Archie


Address for Notices:

1301 Avenue of the Americas, 15th Floor
New York, New York 10019
Attn: Loan Administration Department

with a copy to:

1000 Louisiana, Suite 5360
Houston, TX 77002
Attention: Jeff Baker
Telecopy: 713-751-0307




                       (Signatures Continued on Next Page)

                                               LENDER:

                                               ABN-AMRO BANK N.V.



                                               By:
                                                  ------------------------------
                                                  Name:  _______________________
                                                  Title: _______________________



                                               By:
                                                  ------------------------------
                                                  Name:  _______________________
                                                  Title: _______________________


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

135 South LaSalle Street, Suite 625
Chicago, Illinois 60603
Attention: Loan Administration

Address for Notices:
135 South LaSalle Street, Suite 2805
Chicago, Illinois
Attention: Karen MacAllister
Telecopy:   312-904-8840

with copy to:

Three Riverway, Suite 1700
Houston, Texas 77056
Attention: Jamie Conn

                                 PROMISSORY NOTE

$37,500,000                       Houston, Texas                 August 18, 1998

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BANK ONE, TEXAS, NATIONAL ASSOCIATION ("Payee"), at the banking quarters of Bank One, Texas, National Association, in Houston, Harris County, Texas, the sum of THIRTY-SEVEN MILLION FIVE HUNDRED THOUSAND DOLLARS ($37,500,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated as of August 18, 1998, by and among Maker, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

                  Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

                  This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement.

                  THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS OF THE STATE OF TEXAS (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW); PROVIDED, HOWEVER, THAT CHAPTER 345 OF THE TEXAS FINANCE CODE (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY TO THIS NOTE.

                                               SWIFT ENERGY COMPANY

                                               By:
                                                  ------------------------------
                                                  John R. Alden
                                                  Senior Vice President

                                 PROMISSORY NOTE

$30,000,000                        Houston, Texas                August 18, 1998

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BANK OF MONTREAL ("Payee"), at the banking quarters of Bank One, Texas, National Association, in Houston, Harris County, Texas, the sum of THIRTY MILLION DOLLARS ($30,000,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated as of August 18, 1998, by and among Maker, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, as a Lender (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

                  Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

                  This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement.

                  THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS OF THE STATE OF TEXAS (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW); PROVIDED, HOWEVER, THAT CHAPTER 345 OF THE TEXAS FINANCE CODE (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY TO THIS NOTE.

                                               SWIFT ENERGY COMPANY

                                               By:
                                                  ------------------------------
                                                  John R. Alden
                                                  Senior Vice President

                                 PROMISSORY NOTE

$30,000,000                       Houston, Texas                 August 18, 1998

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of NATIONSBANK, N.A. ("Payee"), at the banking quarters of Bank One, Texas, National Association, in Houston, Harris County, Texas, the sum of THIRTY MILLION DOLLARS ($30,000,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated as of August 18, 1998, by and among Maker, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

                  Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

                  This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement.

                  THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS OF THE STATE OF TEXAS (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW); PROVIDED, HOWEVER, THAT CHAPTER 345 OF THE TEXAS FINANCE CODE (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY TO THIS NOTE.

                                               SWIFT ENERGY COMPANY

                                               By:
                                                  ------------------------------
                                                  John R. Alden
                                                  Senior Vice President

                                 PROMISSORY NOTE

$25,000,000                       Houston, Texas                 August 18, 1998

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of CIBC INC. ("Payee"), at the banking quarters of Bank One, Texas, National Association, in Houston, Harris County, Texas, the sum of TWENTY-FIVE MILLION DOLLARS ($25,000,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated as of August 18, 1998, by and among Maker, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

                  Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

                  This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement.

                  THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS OF THE STATE OF TEXAS (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW); PROVIDED, HOWEVER, THAT CHAPTER 345 OF THE TEXAS FINANCE CODE (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY TO THIS NOTE.

                                               SWIFT ENERGY COMPANY

                                               By:
                                                  ------------------------------
                                                  John R. Alden
                                                  Senior Vice President

                                 PROMISSORY NOTE

$25,000,000                       Houston, Texas                 August 18, 1998

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of FIRST UNION NATIONAL BANK ("Payee"), at the banking quarters of Bank One, Texas, National Association, in Houston, Harris County, Texas, the sum of TWENTY-FIVE MILLION DOLLARS ($25,000,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated as of August 18, 1998, by and among Maker, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

                  Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

                  This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement.

                  THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS OF THE STATE OF TEXAS (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW); PROVIDED, HOWEVER, THAT CHAPTER 345 OF THE TEXAS FINANCE CODE (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY TO THIS NOTE.

                                               SWIFT ENERGY COMPANY

                                               By:
                                                  ------------------------------
                                                  John R. Alden
                                                  Senior Vice President

                                 PROMISSORY NOTE

$25,000,000                       Houston, Texas                 August 18, 1998

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of ABN-AMRO BANK N.V. ("Payee"), at the banking quarters of Bank One, Texas, National Association, in Houston, Harris County, Texas, the sum of TWENTY-FIVE MILLION DOLLARS ($25,000,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated as of August 18, 1998, by and among Maker, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

                  Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

                  This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement.

                  THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS OF THE STATE OF TEXAS (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW); PROVIDED, HOWEVER, THAT CHAPTER 345 OF THE TEXAS FINANCE CODE (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY TO THIS NOTE.

                                               SWIFT ENERGY COMPANY

                                               By:
                                                  ------------------------------
                                                  John R. Alden
                                                  Senior Vice President

                                 PROMISSORY NOTE

$25,000,000                       Houston, Texas                 August 18, 1998

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of SOCIETE GENERALE ("Payee"), at the banking quarters of Bank One, Texas, National Association, in Houston, Harris County, Texas, the sum of TWENTY-FIVE MILLION DOLLARS ($25,000,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated as of August 18, 1998, by and among Maker, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

                  Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

                  This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement.

                  THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS OF THE STATE OF TEXAS (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW); PROVIDED, HOWEVER, THAT CHAPTER 345 OF THE TEXAS FINANCE CODE (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY TO THIS NOTE.

                                               SWIFT ENERGY COMPANY

                                               By:
                                                  ------------------------------
                                                  John R. Alden
                                                  Senior Vice President

                                 PROMISSORY NOTE

$17,500,000                       Houston, Texas                 August 18, 1998

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of CREDIT LYONNAIS New York Branch ("Payee"), at the banking quarters of Bank One, Texas, National Association, in Houston, Harris County, Texas, the sum of SEVENTEEN MILLION FIVE HUNDRED
THOUSAND DOLLARS ($17,500,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated as of August 18, 1998, by and among Maker, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

                  Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

                  This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement.

                  THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS OF THE STATE OF TEXAS (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW); PROVIDED, HOWEVER, THAT CHAPTER 345 OF THE TEXAS FINANCE CODE (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY TO THIS NOTE.

                                               SWIFT ENERGY COMPANY

                                               By:
                                                  ------------------------------
                                                  John R. Alden
                                                  Senior Vice President

                                 PROMISSORY NOTE

$17,500,000                       Houston, Texas                 August 18, 1998

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BANK OF SCOTLAND ("Payee"), at the banking quarters of Bank One, Texas, National Association, in Houston, Harris County, Texas, the sum of SEVENTEEN MILLION FIVE HUNDRED THOUSAND DOLLARS ($17,500,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated as of August 18, 1998, by and among Maker, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

                  Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

                  This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement.

                  THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS OF THE STATE OF TEXAS (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW); PROVIDED, HOWEVER, THAT CHAPTER 345 OF THE TEXAS FINANCE CODE (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY TO THIS NOTE.

                                               SWIFT ENERGY COMPANY

                                               By:
                                                  ------------------------------
                                                  John R. Alden
                                                  Senior Vice President

                                 PROMISSORY NOTE

$17,500,000                       Houston, Texas                 August 18, 1998

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of THE SANWA BANK, LIMITED ("Payee"), at the banking quarters of Bank One, Texas, National Association, in Houston, Harris County, Texas, the sum of SEVENTEEN MILLION FIVE HUNDRED THOUSAND DOLLARS ($17,500,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated as of August 18, 1998, by and among Maker, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, as a Lender (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

                  Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

                  This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement.

                  THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS OF THE STATE OF TEXAS (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW); PROVIDED, HOWEVER, THAT CHAPTER 345 OF THE TEXAS FINANCE CODE (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY TO THIS NOTE.

                                               SWIFT ENERGY COMPANY

                                               By:
                                                  ------------------------------
                                                  John R. Alden
                                                  Senior Vice President

                                   EXHIBIT II

                                     FORM OF

                              ASSIGNMENT AGREEMENT

         THIS ASSIGNMENT  AGREEMENT (this "Agreement") is dated as of    , 199 ,
by and between                (the  "Assignor")  and          (the  "Assignee").
              ----------------                       --------

                                    RECITALS

         A. The Assignor is a party to the Credit Agreement dated as of August __, 1998 (as amended, restated or supplemented from time to time, the "Credit Agreement") by and among Swift Energy Company, a Texas corporation (the "Borrower"), each of the lenders that is or becomes a party thereto as provided in Section 9.1(b) of the Credit Agreement (individually, together with its successors and assigns, a "Lender", and collectively, together with their successors and assigns, the "Lenders"), and Bank One, Texas, National Association, a national banking association (in its individual capacity, "Bank One") and as agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent") and Bank of Montreal, a Canadian chartered bank as Syndication Agent, and NationsBank, N.A., a national banking association as Documentation Agent.

         B. The Assignor proposes to sell, assign and transfer to the Assignee, and the Assignee proposes to purchase and assume from the Assignor, [all][a portion] of the Assignor's Facility Amount, its outstanding Loans and its Percentage Share of the outstanding L/C Exposure, all on the terms and conditions of this Agreement.

         C. In consideration of the foregoing and the mutual agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


                                    ARTICLE I

                                   DEFINITIONS

         1.1 Definitions. All capitalized terms used but not defined herein have the respective meanings given to such terms in the Credit Agreement.

         1.2 Other Definitions. As used herein, the following terms have the following respective meanings:

              "Assigned Interest" shall mean all of Assignor's (in its capacity as a "Lender") rights and obligations (i) under the Credit Agreement and the other Loan Documents in respect of [all][a portion] of the Facility Amount of the Assignor in the principal amount equal to $ , including, without limitation, any obligation to participate
          -----
         pro rata in any L/C Exposure and (ii)to make Loans under its Commitment up to the lesser of Facility Amount referenced above or the Borrowing Base in effect from time to time and any right to receive payments for the Loanscurrently outstanding under its Commitment in the principal amount of $ (the "Loan Balance"), plus the interest and fees which will accrue from and after the Assignment Date.

                  "Assignment Date" shall mean             , 199   .
                                               -----------      --


                                   ARTICLE II

                               SALE AND ASSIGNMENT

         2.1 Sale and Assignment. On the terms and conditions set forth herein, effective on and as of the Assignment Date, the Assignor hereby sells, assigns and transfers to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, all of the right, title and interest of the Assignor in and to, and all of the obligations of the Assignor in respect of, the Assigned Interest. Such sale, assignment and transfer is without recourse and, except as expressly provided in this Agreement, without representation or warranty.

         2.2 Assumption of Obligations. The Assignee agrees with the Assignor (for the express benefit of the Assignor and the Borrower) that the Assignee will, from and after the Assignment Date, assume and perform all of the obligations of the Assignor in respect of the Assigned Interest. From and after the Assignment Date: (a) the Assignor shall be released from the Assignor's obligations in respect of the Assigned Interest, and (b) the Assignee shall be entitled to all of the Assignor's rights, powers and privileges under the Credit Agreement and the other Loan Documents in respect of the Assigned Interest.

         2.3 Consent by Administrative Agent. By executing this Agreement as provided below, in accordance with Section 9.1(b) of the Credit Agreement, the Administrative Agent hereby acknowledges notice of the transactions contemplated by this Agreement and consents to such transactions.


                                   ARTICLE III

                                    PAYMENTS

         3.1 Payments. As consideration for the sale, assignment and transfer contemplated by Section 2.1 hereof, the Assignee shall, on the Assignment Date, assume Assignor's obligations in respect of the Assigned Interest and pay to the Assignor an amount equal to the Loan Balance, if any. An amount equal to all accrued and unpaid interest and fees shall be paid to the Assignor as provided in Section 3.2 (iii) below. Except as otherwise provided in this Agreement, all payments hereunder shall be made in Dollars and in immediately available funds, without setoff, deduction or counterclaim.

         3.2  Allocation of Payments.  The Assignor and the Assignee  agree that
(i) the Assignor shall be entitled to any payments of principal with respect to the Assigned Interest made prior to the Assignment Date, together with any interest and fees with respect to the Assigned Interest accrued prior to the Assignment Date, (ii) the Assignee shall be entitled to any payments of principal with respect to the Assigned Interest made from and after the Assignment Date, together with any and all interest and fees with respect to the Assigned Interest accruing from and after the Assignment Date, and (iii) the Administrative Agent is authorized and instructed to allocate payments received by it for account of the Assignor and the Assignee as provided in the foregoing clauses. Each party hereto agrees that it will hold any interest, fees or other amounts that it may receive to which the other party hereto shall be entitled pursuant to the preceding sentence for account of such other party and pay, in like money and funds, any such amounts that it may receive to such other party promptly upon receipt.

         3.3 Delivery of Notes. Promptly following the receipt by the Assignor of the consideration required to be paid under Section 3.1 hereof, the Assignor shall, in the manner contemplated by Section 9.1(b) of the Credit Agreement, (i) deliver to the Administrative Agent (or its counsel) the Note held by the Assignor and (ii) notify the Administrative Agent to request that the Borrower execute and deliver new Notes to the Assignor, if Assignor continues to be a Lender, and the Assignee, dated the date of this Agreement in respective principal amounts equal to the respective Facility Amounts of the Assignor (if appropriate) and the Assignee after giving effect to the sale, assignment and transfer contemplated hereby.

         3.4 Further Assurances. The Assignor and the Assignee hereby agree to execute and deliver such other instruments, and take such other actions, as either party may reasonably request in connection with the transactions contemplated by this Agreement.


                                   ARTICLE IV

                              CONDITIONS PRECEDENT

         4.1 Conditions Precedent. The effectiveness of the sale, assignment and transfer contemplated hereby is subject to the satisfaction of each of the following conditions precedent:

                  (a) the execution and delivery of this Agreement by the Assignor and the Assignee;

                  (b) the receipt by the Assignor of the payments required to be made under Section 3.1 hereof; and

                  (c) the acknowledgment and consent by the Administrative Agent contemplated by Section 2.3 hereof.

                                    ARTICLE V

                         REPRESENTATIONS AND WARRANTIES

         5.1      Representations and Warranties of the Assignor.   The Assignor
represents and warrants to the Assignee as follows:


                  (a) it has all requisite  power and  authority,  and has taken all action necessary to execute and deliver this Agreement and to fulfill its obligations under, and consummate the transactions contemplated by, this Agreement;

                  (b) the execution, delivery and compliance with the terms hereof by Assignor and the delivery of all instruments required to be delivered by it hereunder do not and will not violate any Requirement of Law applicable to it;

                  (c) this Agreement has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of the Assignor, enforceable against it in accordance with its terms;

                  (d) all approvals and authorizations of, all filings with and all actions by any Governmental Authority necessary for the validity or enforceability of its obligations under this Agreement have been obtained;

                  (e) the  Assignor has good title to, and is the sole legal and beneficial owner of, the Assigned Interest, free and clear of all Liens, claims, participations or other charges of any nature whatsoever; and

                  (f) the transactions contemplated by this Agreement are commercial banking transactions entered into in the ordinary course of the banking business of the Assignor.

         5.2 Disclaimer. Except as expressly provided in Section 5.1 hereof, the Assignor does not make any representation or warranty, nor shall it have any responsibility to the Assignee, with respect to the accuracy of any recitals, statements, representations or warranties contained in the Credit Agreement or in any other Loan Document or for the value, validity, effectiveness, genuineness, execution, legality, enforceability or sufficiency of the Credit Agreement, the Notes or any other Loan Document or for any failure by the Borrower or any other Person (other than Assignor) to perform any of its obligations thereunder or for the existence, value, perfection or priority of any collateral security or the financial or other condition of the Borrower or any other Person, or any other matter relating to the Credit Agreement or any other Loan Document or any extension of credit thereunder.

         5.3 Representations and Warranties of the Assignee. The Assignee represents and warrants to the Assignor as follows:

                  (a) it has all requisite  power and  authority,  and has taken all action necessary to execute and deliver this Agreement and to fulfill its obligations under, and consummate the transactions contemplated by, this Agreement;

                  (b) the execution, delivery and compliance with the terms hereof by Assignee and the delivery of all instruments required to be delivered by it hereunder do not and will not violate any Requirement of Law applicable to it;

                  (c) this Agreement has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of the Assignee, enforceable against it in accordance with its terms;

                  (d) all approvals and authorizations of, all filings with and all actions by any Governmental Authority necessary for the validity or enforceability of its obligations under this Agreement have been obtained;

                  (e) the Assignee has fully reviewed the terms of the Credit Agreement and the other Loan Documents and has independently and without reliance upon the Assignor, and based on such information as the Assignee has deemed appropriate, made its own credit analysis and decision to enter into this Agreement;

                  (f) if the Assignee is not incorporated under the laws of the United Sates of America or a state thereof, the Assignee has contemporaneously herewith delivered to the Administrative Agent and the Borrower such documents as are required by Section 2.25(b) of the Credit Agreement; and

                  (g) the transactions contemplated by this Agreement are commercial banking transactions entered into in the ordinary course of the banking business of the Assignee.


                                   ARTICLE VI

                                  MISCELLANEOUS

         6.1 Notices. All notices and other communications provided for herein (including, without limitation, any modifications of, or waivers, requests or consents under, this Agreement) shall be given or made in writing (including, without limitation, by telex or telecopy) to the intended recipient at its "Address for Notices" specified below its name on the signature pages hereof or, as to either party, at such other address as shall be designated by such party in a notice to the other party.

         6.2 Amendment, Modification or Waiver. No provision of this Agreement may be amended, modified or waived except by an instrument in writing signed by the Assignor and the Assignee, and consented to by the Administrative Agent.

         6.3 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns. The representations and warranties made herein by the Assignee are also made for the benefit of the Administrative Agent, and the Assignee agrees that the Administrative Agent is entitled to rely upon such representations and warranties.

         6.4 Assignments. Neither party hereto may assign any of its rights or obligations hereunder except in accordance with the terms of the Credit Agreement.

         6.5 Captions. The captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

         6.6 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be identical and all of which, taken together, shall constitute one and the same instrument, and each of the parties hereto may execute this Agreement by signing any such counterpart.

         6.7 Governing Law. THIS AGREEMENT (INCLUDING, BUT NOT LIMITED TO, THE VALIDITY AND ENFORCEABILITY HEREOF) SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS, OTHER THAN THE CONFLICT OF LAWS RULES THEREOF.

         6.8 Expenses. To the extent not paid by the Borrower pursuant to the terms of the Credit Agreement, each party hereto shall bear its own expenses in connection with the execution, delivery and performance of this Agreement.

         6.9 Waiver of Jury Trial. EACH OF THE PARTIES HERETO HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

         IN WITNESS WHEREOF, the parties hereto have caused this Assignment Agreement to be executed and delivered as of the date first above written.

                                              ASSIGNOR


                                              ----------------------------------

                                              By:
                                                 -------------------------------
                                              Name:
                                                   -----------------------------
                                              Title:
                                                    ----------------------------

                                              Address for Notices:


                                              ----------------------------------
                                              ----------------------------------
                                              ----------------------------------


                                              Telecopier No.:
                                                             -------------------
                                              Telephone No.:
                                                            --------------------
                                              Attention:
                                                        ------------------------



                                              ASSIGNEE

                                              ----------------------------------


                                              By:
                                                 -------------------------------
                                              Name:
                                                   -----------------------------
                                              Title:
                                                    ----------------------------

                                              Address for Notices:

                                              ----------------------------------
                                              ----------------------------------
                                              ----------------------------------

                                              Telecopier No.:
                                                             -------------------
                                              Telephone No.:
                                                            --------------------
                                              Attention:
                                                        ------------------------


ACKNOWLEDGED AND CONSENTED TO:

BANK ONE, TEXAS, NATIONAL ASSOCIATION,
as Administrative Agent


By:
   --------------------------
Name:
     ------------------------
Title:
      -----------------------

                                   EXHIBIT III

                            FORM OF BORROWING REQUEST


                                        , 199
                                 ------      --
                                     (Date)


Bank One, Texas, National Association
910 Travis
Houston, Texas  77002
Attention:  Charles Kingswell-Smith

         Re: Credit Agreement dated as of August 18, 1998, among Swift Energy Company, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, and the Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement")

Ladies and Gentlemen:

                  The undersigned, being the duly  authorized  [Vice  President]
[Treasurer]   [            ]   of   the   Borrower,  hereby makes  the  requests
               ------------
indicated below:

         1.       Advances
         (a)      Aggregate amount of new Advances to be $              ;
                                                          --------------
         (b)      Requested funding date is            , 199   ;
                                            -----------     ---
         (c)      $                 of such borrowings is to be a Floating  Rate
                   ----------------
                  Advance;
                  $                 of such borrowings is to be a LIBO Rate
                   ----------------
                  Advance; and
         (d)      Length of Interest Period for LIBO Rate Advance is
                        months.
                  ------
         2.       LIBO Rate Advance continuation for LIBO Rate Advance maturing
                  on                           :
                    ---------------------------
         (a)      Aggregate amount to be continued as a LIBO Rate Advance is
                  $                   ;
                    -----------------
         (b)      Aggregate amount to be converted to a Floating Rate Advance is
                  $                                ;
                    ------------------------------
         (c)      Length of Interest Period for continued LIBO Rate Advances  is months.
                   ------

         3.       Conversion of Floating Rate Advance to LIBO Rate Advance:

                  Convert   $       of  the Floating Rate Advance to a LIBO Rate
                             ------
                  Advance on       with an InterestPeriod of       months.
                             -----                           ------

                  The undersigned certifies that [s]he is the of the Borrower and that as such [s]he is authorized to execute this certificate on behalf of the Borrower. The undersigned further certifies, represents and warrants on behalf of the Borrower that (a) the Borrower is entitled to receive the requested borrowing, continuation or conversion under the terms and conditions of the Credit Agreement, (b) no Default or Event of Default exists as of the date hereof or will occur as a result of the requested borrowing, continuation or conversion, (c) the representations and warranties contained in the Loan Documents are true and correct, and (d) the information set forth below is true and correct:

                   (i)   The Loan Balance as of the date hereof is $___________;

                   (ii) The L/C Exposure as of the date hereof is $___________; and

                   (iii) The  sum  of  the  Loan  Balance, the L/C Exposure, and
                         the amount of any new Loan requested herein is $________________, and such sum represents ____% of the Borrowing  Base in effect as of the date hereof.

                  Each capitalized term used but not defined herein shall have the meaning assigned to such term in the Credit Agreement.

                                              Very truly yours,

                                              SWIFT ENERGY COMPANY


                                              By:
                                                 -------------------------------
                                              Printed Name:
                                                           ---------------------
                                              Title:
                                                    ----------------------------

                                     III-ii

                                   EXHIBIT IV

                         FORM OF COMPLIANCE CERTIFICATE


                                       , 199
                                  -----     ---
                                     (Date)


Bank One, Texas, National Association, as Administrative Agent
910 Travis
Houston, Texas 77002
Attention: Charles Kingswell-Smith

         Re: Credit Agreement dated as of August 18, 1998, among Swift Energy Company, Bank One, Texas, National Association, as a Lender and as the Administrative Agent, and the Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement")

Ladies and Gentlemen:

                  Pursuant to applicable requirements of the Credit Agreement, the undersigned, as the duly authorized [President] [Treasurer] [chief financial officer] [chief accounting officer] of the Borrower, hereby certifies to you the following information as true and correct as of the date hereof or for the period indicated, as the case may be, to-wit:

         1. A review of the activities of the Borrower has been made under my supervision with a view to determining whether the Borrower has fulfilled all of its obligations under the Credit Agreement and the other Loan Documents.

         [2.To the best  knowledge of the  undersigned,  no  Default or Event of
         Default exists  or   has  occurred  since  the  date  of  our previous
         certification, if any, to you.]

         [2. To the best knowledge of the undersigned, the following Defaults or Events of Default exist or have occurred since the date of our previous certification, if any, to you, and the actions set forth below are being taken to remedy such circumstances:]

         3. The compliance of the Borrower with the financial covenants of the Credit Agreement, as of the close of business on , is evidenced by the following:

         (a)      Section 6.13:  Tangible Net Worth

                           Required                                Actual

                  Not less than $140,000,000 plus 75% of
                  positive Net Income and 100% of net
                  proceeds from any equity offering               $

         (b)      Section 6.14:  Current Ratio

                           Required                                Actual

                  Not less than 1.1 to 1.0 for Borrower
                  and Subsidiaries                                      to 1.0
                                                                  -----
         (c)      Section 6.15:  Debt Coverage Ratio

                           Required                                Actual

                  Not less than 1.3 to 1.0                               to 1.0
                                                                  -----

         (d)      Section 6.16:  Total Liabilities toTangible Net Worth

                           Required                                Actual

                  Not greater than 2.25 to 1.0 through 6/30/99,
                  and 2.0 to 1.0 as 9/30/99 and thereafter               to 1.0
                                                                  ------

         4.       No Material Adverse Effect has occurred since the date of  the
         Financial Statements dated as of           .

                  Each capitalized term used but not defined herein shall have the meaning assigned to such term in the Credit Agreement.

                                              Very truly yours,

                                              SWIFT ENERGY COMPANY


                                              By:
                                                 -------------------------------
                                              Printed Name:
                                                           ---------------------
                                              Title:
                                                    ----------------------------

                                    EXHIBIT V

                                FACILITY AMOUNTS


                                                Facility
Name of Lender                                   Amount
Bank One, Texas, National Association         $37,500,000
Bank of Montreal                               30,000,000
NationsBank, N.A.                              30,000,000
CIBC Inc.                                      25,000,000
First Union National Bank                      25,000,000
ABN-AMRO Bank N.V.                             25,000,000
Societe Generale                               25,000,000
Credit Lyonnais                                17,500,000
Bank of Scotland                               17,500,000
The Sanwa Bank, Limited                        17,500,000

                                   EXHIBIT VI

                                   DISCLOSURES


Section 1.2       Liens:

Liens perfected by the following financing statements as on file in the Office of Secretary of State for the State of Texas:

Financing Statement No.

1.     3-195655 - Secured Party - First United Leasing - filed October 11, 1993.

2.     93-211680 - Secured Party - National Oilwell - filed November 3, 1993.

                                   EXHIBIT VII

                          [FORM OF OPINION OF COUNSEL]


                                 [Closing Date]



To each Lender party
to the Credit Agreement
referenced below and
Bank One, Texas, National Association,
as Administrative Agent

         Re: Credit Agreement dated as of August 18, 1998, by and among Swift Energy Company, Bank One, Texas, National Association, as Administrative Agent, and the Lenders signatory thereto from time to time (the "Credit Agreement")

Ladies and Gentlemen:

                  We  have  acted  as  counsel  to  Swift  Energy  Company  (the
"Borrower") in connection with the transactions contemplated in the Credit Agreement. This Opinion is delivered pursuant to Section 3.1(i) of the Credit Agreement, and the Administrative Agent and the Lenders are hereby authorized to rely upon this Opinion in connection with the transactions contemplated in the Credit Agreement. Each capitalized term used but not defined herein shall have the meaning assigned to such term in the Credit Agreement.

                  In our representation of the Borrower, we have examined an executed counterpart of each of the following (the "Loan Documents"):

                  (1)      the Credit Agreement;

                  (2) the Note dated as of even date herewith payable to Bank One; and

                  (3) the Note dated as of even date herewith payable to Bank of Montreal.

                  (4) the Note dated as of even date herewith payable to NationsBank, N.A.

                  (5) the Note dated as of even date herewith payable to NationsBank, N.A.

                  (6)      CIB, Inc.

                  (7)      First Union National Bank

                  (8)      ABN-AMRO Bank N.V.

                                     VII-i

                  (9)      Societe Generale

                  (10)     Credit Lyonnais

                  (11)     Bank of Scotland

                  (12)     The Sanwa Bank, Limited

                  We have also examined the originals, or copies certified to our satisfaction, of such other records of the Borrower, certificates of public officials and officers of the Borrower, agreements, instruments, and documents as we have deemed necessary as a basis for the opinions hereinafter expressed.

                  In making such examinations, we have, with your permission, assumed:

                  a) the genuineness of all signatures to the Loan Documents other than those of the Borrower;

                  b) the authenticity of all documents submitted to us as originals and the conformity with the originals of all documents submitted to us as copies;

                  c) the Administrative Agent and each Lender is authorized and has the power to enter into and perform its obligations under the Credit Agreement; and

                  d) the due authorization, execution, and delivery of all Loan Documents by each party thereto other than the Borrower.

                  Based upon the foregoing and subject to the qualifications set forth herein, we are of the opinion that:

                  A. The Borrower is a corporation duly organized, legally existing, and in good standing under the laws of its state of incorporation and is duly qualified as a foreign corporation and is in good standing in all jurisdictions wherein the ownership of its Property or the operation of its business necessitates same.

                 B. The execution and delivery by the Borrower of the Credit Agreement and the borrowings thereunder, the execution and delivery by the Borrower of the other Loan Documents, and the payment and performance of all obligations of the Borrower thereunder are within the power of the Borrower, have been duly authorized by all necessary corporate action, and do not (a) require the consent of any Governmental Authority, (b) contravene or conflict with any Requirement of Law or the articles or certificate of incorporation, bylaws, or other organizational or governing documents of the Borrower, (c) to our knowledge after due inquiry, contravene or conflict with any Partnership Agreement or any indenture, instrument, or other agreement to which the Borrower is a party or by which any Property of the Borrower may be presently bound or encumbered, or (d) result in or

                                     VII-ii
         require the creation or imposition of any Lien upon any Property of the Borrower other than as contemplated by the Loan Documents.

                  C. The Loan Documents constitute legal, valid, and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms.

                  D. To our knowledge after due inquiry, [except as disclosed on
         Schedule I hereto,] no litigation or other action of any nature affecting the Borrower is pending before any Governmental Authority or threatened against or affecting the Borrower, which might reasonably be expected to result in a Material Adverse Effect. To our knowledge after due inquiry, no unusual or unduly burdensome restriction, restraint, or hazard exists by contract, Requirement of Law, or otherwise relative to the business or operations of the Borrower or the ownership and operation of any material Properties of the Borrower other than such as relate generally to Persons engaged in business activities similar to those conducted by the Borrower.

                  E. No authorization, consent, approval, exemption, franchise, permit or license of, or filing with, any Governmental Authority or any other Person is required to authorize, or is otherwise required in connection with, the valid execution and delivery by the Borrower of the Loan Documents or any instrument contemplated thereby, or the payment or performance by the Borrower of the Obligations.

                  F. No transaction contemplated by the Loan Documents is in violation of any regulations promulgated by the Board of Governors of the Federal Reserve System, including, without limitation, Regulations G, T, U, or X.

                  G. The Borrower is not, nor is the Borrower directly or indirectly controlled by or acting on behalf of any Person which is, an "investment company" or an "affiliated person" of an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

                  H. The Borrower is not a "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company," within the meaning of the Public Utility Holding Company Act of 1935, as amended.

         The   opinions   expressed   herein  are   subject  to  the   following
qualifications and limitations:

                  (i) We are licensed to practice law only in the State of Texas and other jurisdictions whose laws are not applicable to the opinions expressed herein; accordingly, the foregoing opinions are limited solely to the law.

         creditors generally, including, without limitation, statutes or rules of law which limit the effect of waivers of rights by a debtor or grantor; provided, however, that the limitations and other effects of such statutes or rules of law upon the validity and binding effect of the Loan Documents should not differ materially from the limitations and other effects of such statutes or rules of law upon the validity and binding effect of credit agreements and promissory notes generally.

                  (iii) The enforceability of the obligations of the Borrower under the Loan Documents is subject to general principles of equity (whether such enforceability is considered in a suit in equity or at law).

                  This Opinion is furnished by us solely for the benefit of the Administrative Agent and the Lenders in connection with the transactions contemplated by the Loan Documents and is not to be quoted in whole or in part or otherwise referred to or disclosed in any other transaction.

                                            Very truly yours,


                                     VII-iv

                                  EXHIBIT VIII

                          SUBSIDIARIES AND PARTNERSHIPS

                                       Percentage Ownership
                                       of Outstanding Common
                                       Stock or Partnership                Place of Incorporation           Address of
                                       Interest (Distributive              or Jurisdiction of Forma-       Principal Place
Name                                   Share)                              tion of Partnership               of Business

Subsidiaries:
GASRS, Inc.                                100.00%                              TX                      16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swenco-Western, Inc.                       100.00%                              TX                      1801 Broadway
                                                                                                        Denver, CO 80202
Swift Energy Marketing
Co.                                        100.00%                              CA                      16825 Northchase
                                                                                                        Drive, Suite 700
                                                                                                        Houston, TX 77060

Swift Depositary Company                   100.00%                              TX                      16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy International, Inc.           100.00%                              TX                      16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy de Venezuela, C.A.            100.00%                              Venezuela               16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Partnerships:

Taylor Gathering System                     25.00%                              WV                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                     VIII-i



                                       Percentage Ownership
                                       of Outstanding Common
                                       Stock or Partnership                Place of Incorporation             Address of
                                       Interest (Distributive              or Jurisdiction of Forma-        Principal Place
Name                                   Share)                              tion of Partnership                 of Business



Swift Energy Income
Partners 1986-D, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1987-A, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1987-B, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1987-C, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1987-D, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1988-A, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                    VIII-ii



Swift Energy Income                          9.00%                              TX                      c/o Swift Energy
Partners 1988-B, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1988-C, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1988-D, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1989-A, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1989-B, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060
Swift Energy Income
Partners 1989-C, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                    VIII-iii


Swift Energy Income
Partners 1989-D, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060
Swift Energy Income
Partners 1990-A, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060
Swift Energy Income
Partners 1990-B, Ltd.                        9.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060
Swift Energy Managed
Pension Assets Partner-                      9.00%                              TX                      c/o Swift Energy
ship 1988-A, Ltd.                                                                                       Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Managed                         9.00%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1988-B, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Managed                         9.00%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1988-C, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                    VIII-iv


Swift Energy Managed                         9.00%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1989-A, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Managed                         9.00%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1989-B, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Managed                         9.00%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1989-C, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Managed                         9.00%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1989-D, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Managed                         9.00%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1990-A, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Managed                         9.00%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1990-B, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy                                14.25%                              TX                      c/o Swift Energy
Operating Partners                                                                                      Company
1991-C, Ltd.                                                                                            16825 Northchase
                                                                                                       Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                     VIII-v


Swift Energy                                14.25%                              TX                      c/o Swift Energy
Operating Partners                                                                                      Company
1992-A, Ltd.                                                                                            16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy                                14.25%                              TX                      c/o Swift Energy
Operating Partners                                                                                      Company
1992-B, Ltd.                                                                                            16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy                                14.25%                              TX                      c/o Swift Energy
Operating Partners                                                                                      Company
1992-C, Ltd.                                                                                            16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy                                14.25%                              TX                      c/o Swift Energy
Operating Partners                                                                                      Company
1992-D, Ltd.                                                                                            16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy                                14.25%                              TX                      c/o Swift Energy
Operating Partners                                                                                      Company
1993-A, Ltd.                                                                                            16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy                               [14.25%]                             TX                      c/o Swift Energy
Operating Partners                                                                                      Company
1993-B, Ltd.                                                                                            16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060
Swift Energy Income
Partners 1988-1, Ltd.                        9.50%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                    VIII-vi



Swift Energy Income
Partners 1988-2, Ltd.                        9.50%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1988-3, Ltd.                        9.50%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1989-1, Ltd.                        9.50%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                       Houston, Texas 77060

Swift Energy Income
Partners 1989-2, Ltd.                        9.50%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1989-3, Ltd.                        9.50%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1989-4, Ltd.                        9.50%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                    VIII-vii



Swift Energy Income
Partners 1990-1, Ltd.                        5.50%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Income
Partners 1990-2, Ltd.                        5.50%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1991-C, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1992-A, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1992-B, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1992-C, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1992-D, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                   VIII-viii


Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1993-A, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Managed                         9.50%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1988-1, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Managed                         9.50%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1988-2, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Managed                         9.50%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1989-1, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Managed                         9.50%                              TX                      c/o Swift Energy
Pension Assets Partner-                                                                                 Company
ship 1989-2, Ltd.                                                                                       16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Drilling                       20.00%                              TX                      c/o Swift Energy
Drilling Ventures                                                                                       Company
1993-1, Ltd.                                                                                            16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Operating                      14.25%                              TX                      c/o Swift Energy
Partners 1993-C, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                    VIII-ix


Swift Energy Operating                      14.25%                              TX                      c/o Swift Energy
Partners 1993-D, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Operating                      14.25%                              TX                      c/o Swift Energy
Partners 1994-A, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Operating                      14.25%                              TX                      c/o Swift Energy
Partners 1994-B, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Operating                      14.25%                              TX                      c/o Swift Energy
Partners 1994-C, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Operating                      14.25%                              TX                      c/o Swift Energy
Partners 1994-D, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Operating                      14.25%                              TX                      c/o Swift Energy
Partners 1995-A, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Operating                      14.25%                              TX                      c/o Swift Energy
Partners 1995-B, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                     VIII-x


Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1993-B, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1993-C, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1993-D, Ltd.                                                                                  Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1994-A, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1994-B, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1994-C, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                    VIII-xi


Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1994-D, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Pension                        14.25%                              TX                      c/o Swift Energy
Partners 1995-A, Ltd.                                                                                   Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Drilling                       20.00%                              TX                      c/o Swift Energy
Venture 1997-1, Ltd.                                                                                    Company
                                                                                                        16825 Northchase
                                                                                                        Houston, Texas 77060

Swift Energy Drilling
Venture 1997-2, Ltd.                        20.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Drilling
Venture 1998-1, Ltd.                        20.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Development
Program 1996-A, Ltd.                        40.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

Swift Energy Development
Program 1996-B, Ltd.                        40.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                    VIII-xii



Swift Energy Development
Program 1997, Ltd.                          40.00%                              TX                      c/o Swift Energy
                                                                                                        Company
                                                                                                        16825 Northchase
                                                                                                        Drive, Suite 400
                                                                                                        Houston, Texas 77060

                                   VIII-xiii

                                   EXHIBIT IX


                             PARTNERSHIP ACQUISITION

         See following page.

                                                                                  CAPITAL            FORMATION
  PSHP #                          PARTNERSHIP NAME                              CONTRIBUTIONS          DATE
  ------                          ----------------                              -------------       ----------
------------------------------------------------------------------------------
                PARTNERSHIPS TARGETED FOR LIQUIDATION IN 1999
------------------------------------------------------------------------------
   061     SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.                            $14,121,095          09-Jan-87
   062     SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.                            $15,071,792          06-Apr-87
   063     SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.                            $26,025,525          23-Jul-87
   064     SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.                            $19,156,787          29-Oct-87
   065     SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.                            $11,449,248          26-Jan-88
   066     SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.                            $10,739,606          25-Apr-88
   067     SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.                             $7,382,956          01-Jul-88
   068     SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.                             $5,109,057          03-Oct-88
   069     SWIFT ENERGY INCOME PARTNERS 1988-D, LTD.                             $4,361,070          31-Dec-88
   070     SWIFT ENERGY INCOME PARTNERS 1989-A, LTD.                             $5,179,281          31-Mar-89
   071     SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.                             $8,329,500          30-Jun-89
   072     SWIFT ENERGY INCOME PARTNERS 1989-C, LTD.                             $4,089,900          30-Sep-89
   073     SWIFT ENERGY INCOME PARTNERS 1989-D, LTD.                             $3,993,801          31-Dec-89
   074     SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.                             $5,738,400          17-Apr-90
   075     SWIFT ENERGY INCOME PARTNERS 1990-B, LTD.                             $3,464,206          30-Jun-90
   201     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-A, LTD.          $4,770,363          02-Jun-88
   202     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.          $3,631,145          14-Sep-88
   203     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-C, LTD.          $1,723,713          14-Dec-88
   204     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-A, LTD.          $2,160,097          01-Mar-89
   205     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-B, LTD.          $3,983,064          31-May-89
   206     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.          $2,735,300          30-Sep-89
   207     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-D, LTD.          $2,339,999          31-Dec-89
   208     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.          $4,305,695          15-Apr-90
   209     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.          $3,259,002          30-Jun-90
   303     SWIFT ENERGY OPERATING PARTNERS 1991-C, LTD.                          $4,453,469          30-Dec-91
   304     SWIFT ENERGY OPERATING PARTNERS 1992-A, LTD.                          $4,639,621          31-Mar-92
   305     SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.                          $8,631,378          30-Jun-92
   306     SWIFT ENERGY OPERATING PARTNERS 1992-C, LTD.                         $12,952,294          30-Sep-92
   307     SWIFT ENERGY OPERATING PARTNERS 1992-D, LTD.                          $3,431,267          28-Dec-92
   308     SWIFT ENERGY OPERATING PARTNERS 1993-A, LTD.                          $4,384,150          31-Mar-93
   309     SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.                          $9,627,683          30-Jun-93
   310     SWIFT ENERGY OPERATING PARTNERS 1993-C, LTD.                          $5,810,456          30-Sep-93
   311     SWIFT ENERGY OPERATING PARTNERS 1993-D, LTD.                          $5,324,435          31-Dec-93
   312     SWIFT ENERGY OPERATING PARTNERS 1994-A, LTD.                          $4,487,431          20-Apr-94
   313     SWIFT ENERGY OPERATING PARTNERS 1994-B, LTD.                          $5,698,300          30-Jun-94
   314     SWIFT ENERGY OPERATING PARTNERS 1994-C, LTD.                          $5,125,411          30-Sep-94
   315     SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.                          $4,775,604          31-Dec-94
   401     SWIFT ENERGY INCOME PARTNERS 1988-1, LTD.                             $1,864,300          09-Aug-88
   402     SWIFT ENERGY INCOME PARTNERS 1988-2, LTD.                             $1,191,400          03-Oct-88
   403     SWIFT ENERGY INCOME PARTNERS 1988-3, LTD.                             $1,665,200          06-Jan-89
   404     SWIFT ENERGY INCOME PARTNERS 1989-1, LTD.                             $1,908,300          31-Mar-89
   405     SWIFT ENERGY INCOME PARTNERS 1989-2, LTD.                             $3,651,200          30-Jun-89
   406     SWIFT ENERGY INCOME PARTNERS 1989-3, LTD.                             $2,181,200          30-Sep-89
   407     SWIFT ENERGY INCOME PARTNERS 1989-4, LTD.                             $1,515,800          31-Dec-89
   408     SWIFT ENERGY INCOME PARTNERS 1990-1, LTD.                             $1,476,650          15-Apr-90
   409     SWIFT ENERGY INCOME PARTNERS 1990-2, LTD.                             $1,026,500          30-Jun-90
   503     SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.                            $3,664,333          30-Dec-91
   504     SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.                            $4,172,824          31-Mar-92
   505     SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.                            $5,062,025          30-Jun-92
   506     SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.                            $7,073,471          30-Sep-92
   507     SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.                            $4,281,996          28-Dec-92
   508     SWIFT ENERGY PENSION PARTNERS 1993-A, LTD.                            $3,934,670          31-Mar-93
   509     SWIFT ENERGY PENSION PARTNERS 1993-B, LTD.                            $6,237,102          30-Jun-93
   510     SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.                            $4,115,977          30-Sep-93
   511     SWIFT ENERGY PENSION PARTNERS 1993-D, LTD.                            $3,280,356          31-Dec-93
   512     SWIFT ENERGY PENSION PARTNERS 1994-A, LTD.                            $2,635,723          20-Apr-94
   513     SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.                            $3,535,809          30-Jun-94
   514     SWIFT ENERGY PENSION PARTNERS 1994-C, LTD.                            $2,783,562          30-Sep-94
   515     SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.                            $3,032,126          31-Dec-94
   601     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.          $1,874,876          14-Sep-88
   602     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-2, LTD.          $1,856,200          31-Jan-89
   603     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.          $3,267,837          31-May-89
   604     SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-2, LTD.          $1,676,058          30-Sep-89


                                   63 TOTAL PARTNERSHIPS                       $331,427,595