Form 10-Q
period 1999-03-31
SWIFT ENERGY CO
filed 1999-05-13
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1999


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



    Common Stock                                         17,004,527 Shares
   ($.01 Par Value)                             (Outstanding at April 30, 1999)
   (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                       PAGE
         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  March 31, 1999 and December 31, 1998                             3

                    Condensed Consolidated Statements of Income
                    - For the Three-month periods ended March 31, 1999 and 1998         5

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  March 31, 1999 and December 31, 1998                             6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Three-month periods ended March 31, 1999 and 1998         7

                    Notes to Condensed Consolidated Financial Statements                8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                          13

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk. - None

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.                                                 19
         Item 2.    Changes in Securities and Use of Proceeds                          19
         Items 3 - 6. - None

SIGNATURES                                                                             20

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  March 31, 1999            December 31, 1998
                                                              ----------------------    --------------------------
                                                                   (Unaudited)                 (Note 1)
ASSETS
Current Assets:
   Cash and cash equivalents                                  $            1,721,389    $               1,630,649
   Accounts receivable -
     Oil and gas sales                                                    12,810,233                   12,764,568
     Associated limited partnerships
        and joint ventures                                                 8,411,583                   10,058,239
     Joint interest owners                                                 4,171,288                    9,767,940
   Other current assets                                                    2,885,247                    1,025,035
                                                              ----------------------    -------------------------
        Total Current Assets                                              29,999,740                   35,246,431
                                                              ----------------------    -------------------------

Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                                   506,658,322                  497,296,068
     Unproved properties not being amortized                              56,349,358                   56,041,886
                                                              -----------------------   -------------------------
                                                                         563,007,680                  553,337,954
   Furniture, fixtures, and other equipment                                7,338,818                    7,098,305
                                                              ----------------------    -------------------------
                                                                         570,346,498                  560,436,259
   Less-Accumulated depreciation, depletion,
        and amortization                                                (211,376,212)                (200,713,621)
                                                              ----------------------    -------------------------
                                                                         358,970,286                  359,722,638
                                                              ----------------------    -------------------------
Other Assets:
   Receivables from associated limited
     partnerships, net of current portion                                  2,212,338                    3,170,067
   Limited partnership formation and
     marketing costs                                                       1,313,671                      917,189
   Deferred income taxes                                                         ---                      254,984
   Deferred charges                                                        4,205,963                    4,333,958
                                                              ----------------------    -------------------------
                                                                           7,731,972                    8,676,198
                                                              ----------------------    -------------------------

                                                              $          396,701,998    $             403,645,267
                                                              ======================    =========================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31, 1999            December 31, 1998
                                                                     ---------------------     ------------------------
                                                                           (Unaudited)                  (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                          $          16,425,477     $             18,639,649
   Payable to associated limited partnerships                                      884,184                      380,692
   Undistributed oil and gas revenues                                           11,077,602                   12,394,713
                                                                     ---------------------     ------------------------
       Total Current Liabilities                                                28,387,263                   31,415,054
                                                                     ---------------------     ------------------------

Convertible Notes                                                              115,000,000                  115,000,000
Bank Borrowings                                                                141,800,000                  146,200,000
Deferred Revenues                                                                1,363,484                    1,667,574
Deferred Income Taxes                                                              356,825                          ---

Commitments and Contingencies
 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                               ---                          ---
   Common stock, $.01 par value,  35,000,000
     shares  authorized,  16,994,937 and 16,972,517
     shares issued, and 16,135,481 and 16,291,242
     shares outstanding, respectively                                              169,949                      169,725
   Additional paid-in capital                                                  148,534,862                  148,901,270
   Treasury stock held, at cost, 859,456 and
     681,275 shares, respectively                                              (12,325,668)                 (11,841,884)
   Retained earnings                                                           (26,584,717)                 (27,866,472)
                                                                     ---------------------     ------------------------
                                                                               109,794,426                  109,362,639
                                                                     ---------------------     ------------------------

                                                                     $         396,701,998     $            403,645,267
                                                                     =====================     ========================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)

                                                                     Three months ended March 31,
                                                               ----------------------------------------
                                                                       1999                  1998
                                                               ------------------    ------------------
Revenues:
  Oil and gas sales                                            $       21,095,636    $       15,801,911
  Fees from limited partnerships
    and joint ventures                                                     42,377                79,931
  Interest income                                                          13,744                18,499
  Other, net                                                              336,330               574,888
                                                               ------------------    ------------------
                                                                       21,488,087            16,475,229
                                                               ------------------    ------------------

Costs and Expenses:
  General and administrative, net of
     reimbursement                                                      1,109,674             1,000,479
  Depreciation, depletion, and amortization                            10,748,473             6,734,722
  Oil and gas production                                                4,420,144             2,519,760
  Interest expense, net                                                 3,304,377             1,384,766
                                                               ------------------    ------------------
                                                                       19,582,668            11,639,727
                                                               ------------------    ------------------

Income before Income Taxes                                              1,905,419             4,835,502

Provision for Income Taxes                                                623,664             1,605,887
                                                               ------------------    ------------------

Net Income                                                     $        1,281,755    $        3,229,615
                                                               ==================    ==================


Per share amounts -
  Basic:                                                       $             0.08    $             0.20
                                                               ==================    ===================


  Diluted:                                                     $             0.08    $             0.20
                                                               ==================    ===================


Weighted Average Shares Outstanding                                    16,156,449            16,500,385
                                                               ==================    ===================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Additional                      Unearned
                                      Common         Paid-In        Treasury         ESOP           Retained
                                     Stock(1)        Capital         Stock       Compensation       Earnings            Total
                                   -------------  ------------- --------------  --------------  ----------------  -----------------
Balance, December 31, 1997         $     168,470  $ 147,542,977 $   (8,519,665) $     (150,055) $     20,359,193  $     159,400,920
    Stock issued for benefit plans
        (20,032 shares)                      200        367,058            ---             ---               ---            367,258
    Stock options exercised
        (84,757 shares)                      847        735,746            ---             ---               ---            736,593
    Employee stock purchase plan
        (20,756 shares)                      208        317,340            ---             ---               ---            317,548
    10/97 stock dividend adj
        (16 shares)                          ---            461            ---             ---              (461)               ---
    Allocation of ESOP shares                ---        (62,312)           ---         150,055               ---             87,743
    Purchase of 293,474  shares as
        treasury stock                       ---            ---     (3,322,219)            ---               ---         (3,322,219)
    Net loss                                 ---            ---            ---             ---       (48,225,204)       (48,225,204)
                                   -------------  ------------- --------------  --------------  ----------------  -----------------
Balance, December 31, 1998         $     169,725  $ 148,901,270 $  (11,841,884) $          ---  $    (27,866,472) $     109,362,639
                                   =============  ============= ==============  ==============  ================  =================

   Stock issued for benefit plans
        (90,738 shares)(2)                   224       (366,408)       978,956             ---               ---            612,772
   Purchase of 246,500  shares as
        treasury stock (2)                   ---            ---     (1,462,740)            ---               ---         (1,462,740)
    Net income (2)                           ---            ---            ---             ---         1,281,755          1,281,755
                                   -------------  -------------- --------------- -------------  ---------------- ------------------
Balance, March 31, 1999(2)         $     169,949  $ 148,534,862 $  (12,325,668) $          ---  $    (26,584,717) $     109,794,426
                                   =============  ============= ==============  ==============  ================  =================


(1) $.01 Par Value
(2) Unaudited


See accompanying notes to condensed financial statements.

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Period Ended March 31,
                                                                      -------------------------------------------
                                                                              1999                    1998
                                                                      ------------------      -------------------
Cash Flows From Operating Activities:
  Net income                                                          $        1,281,755      $         3,229,615
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                 10,748,473                6,734,722
    Deferred income taxes                                                        611,809                1,484,983
    Deferred revenue amortization related to production payment                 (294,223)                (335,896)
    Other                                                                        127,995                  115,639
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable                                 875,447                  (51,807)
      Increase in accounts payable and accrued
        liabilities, excluding income taxes payable                            1,453,976                1,722,205
      Increase in income taxes payable                                            32,200                  120,404
                                                                      ------------------.     -------------------
        Net Cash Provided by Operating Activities                             14,837,432               13,019,865
                                                                      ------------------      -------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                        (13,194,175)             (27,980,380)
  Proceeds from the sale of property and equipment                               430,191                1,146,100
  Net cash received (distributed) as operator
    of oil and gas properties                                                  2,610,703                2,821,264
  Net cash received (distributed) as operator
    of partnerships and joint ventures                                         1,646,656                3,834,710
  Limited partnership formation and marketing costs                             (396,482)                (452,883)
  Other                                                                          (95,749)                 (15,633)
                                                                      ------------------      -------------------

        Net Cash Used in Investing Activities                                 (8,998,856)             (20,646,822)
                                                                      ------------------      -------------------

Cash Flows From Financing Activities:
  Net proceeds from (payments of) bank borrowings                             (4,400,000)               7,209,000
  Net proceeds from issuances of common stock                                    114,904                  859,837
  Purchase of  treasury stock                                                 (1,462,740)                (573,627)
                                                                      ------------------      -------------------

        Net Cash Provided by (Used in) Financing Activities                   (5,747,836)               7,495,210
                                                                      ------------------      -------------------

Net Increase (Decrease) in Cash and Cash Equivalents                              90,740                 (131,747)

Cash and Cash Equivalents at Beginning of Period                               1,630,649                2,047,332
                                                                      ------------------      -------------------

Cash and Cash Equivalents at End of Period                            $        1,721,389      $         1,915,585
                                                                      ==================      ===================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized                                                         $        1,379,507      $               ---
Cash paid during period for income taxes                              $              ---      $               500

See accompanying notes to condensed financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATEDS FINANCIAL STATEMENTS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


(1)   GENERAL INFORMATION

         The condensed consolidated financial statements included herein have been prepared by Swift Energy Company (the "Company") and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

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

         Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Company's capitalized oil and gas property costs are amortized. The Company's properties are all onshore and historically the salvage value of the tangible equipment offsets the Company's site restoration and dismantlement and abandonment costs. The Company expects this relationship will continue in the future.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


       The Company computes the provision for depreciation, depletion, and amortization of oil and gas properties on the unit-of-production method. Under this method, the Company computes the provision by multiplying the total unamortized costs of oil and gas properties - including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties - by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country by country basis for those countries with oil and gas production. The Company currently has production in the United States only.

         The cost of unproved properties not being amortized is assessed quarterly, on a country by country basis, to determine whether such properties have been impaired. Domestically, any impairment assessed is added to the cost of proved properties being amortized. To the extent costs accumulated in the Company's international initiatives are determined by management to be costs that will not result in the addition of proved reserves, any impairment is charged to income. In determining whether such costs should be impaired, the Company's management evaluates, among other factors, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, the political stability in the countries in which the Company has an investment, and available geological and geophysical information.

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

      Hedging Activities

         The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, the Company does engage periodically in certain limited hedging activities, but only to the extent of buying protection price floors for portions of its and the limited partnerships' oil and natural gas production. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any period presented. The costs to purchase put options are amortized over the option period. The costs related to 1999 hedging activities through March 31, totaled approximately $344,600 with benefits of approximately $348,400 being received, resulting in a net cash inflow of approximately $3,800. The costs related to open contracts as of March 31, 1999 totaled approximately $261,900 and had a fair market value of $35,000.

      Earnings Per Share

         Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods. Basic EPS has been retroactively restated in all periods presented to give recognition to the 10% stock dividend declared in October 1997 that resulted in an additional 1,494,622 shares being issued.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


         The calculation of diluted earnings per share ("Diluted EPS") assumes conversion of the Company's Convertible Notes as of the beginning of the respective periods and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise of stock options and warrants (using the treasury stock method). Certain of the Company's stock options that would potentially dilute Basic EPS in the future were not included in the computation of Diluted EPS because to do so would have been antidilutive for the periods presented. Diluted EPS has also been retroactively restated for all periods presented to give effect to the 10% stock dividend. The original conversion price of the Convertible Notes of $34.6875 has been revised to $31.534 to reflect the October 1997 stock dividend declared.

      New Accounting Pronouncement

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

 (3)  BANK BORROWINGS

         Under its new $250.0 million revolving credit facility with a syndicate of ten banks (the "New Credit Facility"), at March 31, 1999, the Company had outstanding borrowings of $141.8 million. At December 31, 1998, the Company had outstanding borrowings of $146.2 million under its borrowing arrangements. At March 31, 1999, the New Credit Facility consisted of a $250.0 million revolving line of credit with a $170.0 million borrowing base. The interest rate is either (a) the lead bank's prime rate (7.75% at March 31, 1999) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt (a weighted average of 6.38% at March 31, 1999). The applicable margin is based on the Company's ratio of outstanding balance on the New Credit Facility to the last calculated borrowing base. Of the $141.8 million borrowed at March 31, 1999, $140.0 million was borrowed at the LIBOR rate.

         The terms of the New Credit Facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on the Company's common stock. The Company is currently in compliance with the provisions of this agreement. The borrowing base is redetermined at least every six months and is currently under its May review but had not been determined as of the date of the filing of this report. The New Credit Facility will extend until August 2002.

                             SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


 (4)  ACQUISITION OF PROPERTIES

         In the third quarter of 1998, the Company purchased from Sonat Exploration Company ("Sonat"), a subsidiary of Sonat Inc., the Toledo Bend Properties located in Texas and Louisiana in the vicinity of Toledo Bend Lake for approximately $84.5 million in cash, with approximately $54.2 million of the total spent for producing properties, approximately $15.0 million to purchase an interest in two gas processing plants, and approximately $15.3 million to acquire leasehold properties.

         As of December 31, 1998, estimated proved reserves for the Toledo Bend Properties were 130.5 Bcfe, of which approximately 58% was natural gas, and 59% was proved undeveloped. At such date the properties include 162 producing oil and natural gas wells in the Brookeland Field in Southeast Texas and the Masters Creek Field in Western Louisiana, 23 saltwater disposal wells, a 20% interest in two natural gas plants, associated production facilities, working interests in approximately 200,875 gross undeveloped (125,378 net undeveloped) acres, and approximately 114,000 undeveloped fee mineral acres. The Company has become operator of 115 of the 162 wells. The Company's production on these properties amounted to approximately 11.6 Bcfe in 1998 and 6.4 Bcfe in the first quarter of 1999, of which 44% was natural gas in each of these periods. The two gas plants are operated by a third party and have combined capacity of 250 MMcfe per day.

         This acquisition was accounted for by the purchase method and was incorporated into the Company's results of operations in the third quarter of 1998. The following unaudited pro forma supplemental information presents consolidated results of operations as if this acquisition had occurred 12 on January 1, 1998:


                                                 Three months
                                                ended March 31,
                                                     1998
                                                ---------------
      (Thousands, except per share amounts)       (Unaudited)
      Revenue                                   $    36,700
      Net Income Before Income Taxes            $    12,680
      Net Income                                $     8,407
      Per Share Amounts-
      Basic                                     $      0.51
      Diluted                                   $      0.46

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


 (5)  FOREIGN ACTIVITIES

         New Zealand. Since October 1995, the Company has been issued two Petroleum Exploration Permits by the New Zealand Minister of Energy. The first permit covered approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covered approximately 69,300 adjacent acres. A wholly-owned subsidiary, Swift Energy New Zealand Limited, formed in late 1997, conducts the Company's New Zealand activities and owns the interest in the permits. In March 1998, the Company surrendered approximately 46,400 acres covered in the first permit, and the remaining acreage has been included as an extension of the area covered in the second permit. Under the terms of the expanded permit, the Company is obligated to and expects to drill one exploratory well prior to August 12, 1999. All other obligations under the permit have been fulfilled, including the reinterpretation of existing seismic data and the acquisition and processing of new seismic data.

         On October 23, 1998, the Company entered into separate agreements with Marabella Enterprises Ltd. ("Marabella"), a subsidiary of Bligh Oil & Minerals N.L., an Australian company, to obtain from Marabella a 25% working interest in another New Zealand Petroleum Exploration Permit and for Marabella to become a 5% participant in the Company's Permit. An exploration well on the Marabella permit commenced drilling on October 16, 1998, the results of which were unsuccessful. Accordingly, the $0.4 million costs of such well were charged against earnings in the fourth quarter of 1998. The Company has also agreed in principle to participate with Marabella in an additional permit as a 17.5% working interest owner.

         At March 31, 1999, the Company's investment in New Zealand was approximately $5.2 million and is included in the unproved properties portion of oil and gas properties.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GENERAL

         The Company's principal corporate objectives are the accumulation of crude oil and natural gas reserves for production and sale and the enhancement of the net present value of those reserves. The Company was formed in 1979 and, commencing in 1991, the Company began to emphasize the addition of reserves through increased development and exploration drilling activity. The Company also adds reserves through strategic property acquisitions when conditions warrant such activity, as it did in the third quarter of 1998 with the purchase of the Toledo Bend Properties. This flexible strategy using both drilling and acquisitions has led to additions of reserves in excess of the Company's production in each of the years 1996, 1997, and 1998. The Company's revenues are primarily comprised of oil and gas sales attributable to properties in which the Company owns a direct or indirect interest.

      LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 1999, the Company relied upon its internally generated cash flows of $14.8 million to fund its capital expenditures of $13.2 million. Cash and working capital for the remainder of 1999 are expected to be provided through internally generated cash flows. During 1998, the Company relied upon $138.3 million of bank borrowings, along with its internally generated cash flows of $54.2 million, to fund capital expenditures of $183.8 million.

      Net Cash Provided by Operating Activities

         For the three month period ended March 31, 1999, net cash provided by operating activities increased by 14% to $14.8 million, as compared to $13.0 million during the first three months of 1998. The 1999 increase of $1.8 million was primarily due to the $5.3 million increase in oil and gas sales, partially offset by the $1.9 million increase in oil and gas production costs and the $1.9 million increase in interest expense.

      Existing Credit Facilities

         At March 31, 1999, the Company had outstanding borrowings of $141.8 million under its new credit facility syndicated in August 1998. At December 31, 1998, the Company had outstanding borrowings of $146.2 million under such borrowing arrangements. Currently, the new credit facility consists of a $250.0 million revolving line of credit with a $170.0 million borrowing base. The Company's $250.0 million revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. The Company is currently in compliance with the provisions of this agreement. The new credit facility will extend until August 2002.

      Working Capital

         The Company's working capital decreased over the last three months from $3.8 million at December 31, 1998, to $1.6 million at March 31, 1999. This decrease is primarily the result of a decrease in joint interest owners receivables resulting from the Company's decrease in drilling activity in response to the decrease in commodity prices and a capital expenditures budget based on internally generated cash flows.

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

      Common Stock Repurchase Program

         In March 1997, the Company's commenced a common stock repurchase program under which $13.3 million had been spent through March 31, 1999 to acquire 927,774 shares at an average cost of $14.34 per share. In March 1999, the Company used 68,318 shares of its treasury stock to fund its employer match in the 401-K. Under the current repurchase program for up to $10.0 million of the Company's common stock which extends until June 30, 1999, the Company has used approximately $4.0 million of working capital since July 1998 to acquire 492,500 shares for an average cost of $8.04 per share.

      Capital Expenditures

         Capital expenditures for property, plant, and equipment during the first three months of 1999 were $13.2 million. These capital expenditures included: (a) $7.4 million of drilling costs, both development and exploratory, (b) $4.0 million of domestic prospect costs (principally prospect leasehold, seismic and geological costs of unproved prospects for the Company's account), (c) $1.4 million spent on field facilities and production equipment, (d) $0.2 million invested in New Zealand, with the remaining $0.2 million spent primarily for computer equipment and software and furniture and fixtures.

         In the remaining nine months of 1999, the Company expects capital expenditures to be approximately $41.0 million, including investments in all areas in which investments were made during the first three months of the year as described above. Of the wells drilling in the first three months of 1999, two were completed, both as successful development wells. The Company anticipates drilling a total of 20 wells (15 development and five exploratory) in 1999.

         The Company believes that 1999's anticipated internally generated cash flows will be sufficient to finance the costs associated with its currently budgeted remaining 1999 capital expenditures.

      RESULTS OF OPERATIONS

      Comparison of Three Months  Ended  March 31, 1999 and 1998

      Revenues

         The Company's revenues increased 30% during the first three months of 1999 as compared to the same period in 1998, due primarily to the increase in oil and gas sales, a result of the increase in production volumes, offset somewhat by the lower commodity prices.

      Oil and Gas Sales

         Oil and gas sales increased 34% to $21.1 million in the first three months of 1999, compared to $15.8 million for the comparable period in 1998. The 23% increase in natural gas production and the 273% increase in oil production were primarily the result of production 16 from the recent Toledo Bend Properties acquisition. The Company's net sales

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      volume in the first three months of 1999 increased by 65% or 4.6 Bcfe (billion cubic feet equivalent) over volumes in the comparable 1998 period. The increases in volume were significantly offset by a 20% decrease in natural gas prices and a 14% decrease in oil prices received between the two periods, as highlighted in the table below.

         The elements of the Company's $5.3 million increase in oil and gas sales during the first three months of 1999 included: (1) volume increases that added $9.8 million of sales from the 1.4 Bcf increase in gas sales volumes ($3.1 million) and from the 532,696 barrel increase in oil sales volumes ($6.7 million) and (2) price variances that had a $4.5 million unfavorable impact on sales due to the decrease in average gas prices received ($3.3 million), and a decrease in average oil prices received ($1.2 million). Oil and gas sales during the first three months of 1999 from the Toledo Bend Properties were $12.2 million (none in 1998) from 6.4 Bcfe of net sales volume, while sales from the AWP Olmos Field were $6.9 million ($8.3 million in 1998) from 3.7 Bcfe of net sales volumes (4.0 Bcfe in 1998) for a decrease of 0.3 Bcfe, while the Austin Chalk trend generated oil and gas sales of $1.5 million ($4.2 million in 1998) from
      0.9 Bcfe of net sales  volume  (1.8 Bcfe in 1998)  for a  decrease  of 0.9
      Bcfe.

         Revenues from oil and gas sales comprised 98% and 96%, respectively, of total revenues for the first three months of 1999 and 1998. The majority (62% and 84%, respectively) of these revenues were derived from the sale of the Company's gas production. The acquisition of the Toledo Bend Properties, which has a higher percentage of its production from oil, has decreased somewhat the Company's predominate gas production mix. Even though the Company has scaled back its 1999 capital expenditures budget, the Company expects oil and gas sales volumes to increase in 1999 when compared to 1998, primarily due to the full year of production from the Toledo Bend Properties.

         The following table provides additional information regardig the Company's oil and gas sales.

                                          Net Sales Volume         Average Sales Price
                                          ----------------         -------------------
                                        Oil (Bbl)   Gas (Mcf)     Oil (Bbl)   Gas (Mcf)
                                        ---------   ---------     ---------   ---------
             1998
             ----
             3 Months Ended 03-31-98     195,114    5,858,509      $12.61       $2.28

             1999
             ----
             3 Months Ended 03-31-99     727,810    7,224,188      $10.87       $1.82

      Costs and Expenses

         General and administrative expenses for the first three months of 1999 increased by approximately $0.1 million, or 11%, when compared to the same period in 1998. This increase in costs reflects the increase in the Company's activities. However, the Company's general and administrative expenses per Mcfe produced decreased by 33% from $0.14 per Mcfe produced for the first three months of 1998 to $0.10 per Mcfe produced for the comparable period in 1999. Supervision fees netted from general and administrative expenses for the first three months of 1999 and 1998 were $0.7 million and $0.6 million, respectively.

         Depreciation,   depletion,  and  amortization  ("DD&A")  increased  60%
      (approximately $4.0 million) for the first three months of 1999, primarily due to the Company's reserves

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      additions and associated costs and to the related sale of increased quantities (65%) of oil and gas produced therefrom. The Company's DD&A rate per Mcfe of production has decreased from $0.96 per Mcfe produced in the 1998 period to $0.93 per Mcfe produced in the 1999 period.

         Production costs per Mcfe increased to $0.38 per Mcfe produced in the 1999 period from $0.36 per Mcfe produced in the 1998 period. Primarily due to the 65% increase in production volumes, oil and gas production costs increased by 75% (approximately $1.9 million) in the first three months of 1999 when compared to the first three months of 1998. Supervision fees netted from production costs for the first three months of 1999 and 1998 were $0.7 million and $0.6 million, respectively.

         Interest expense on the Convertible Notes, including amortization of debt issuance costs, were the same in the first three months of 1999 and 1998, totaling $1.9 million, while interest expense on the existing credit facilities, including commitment fees and amortization of debt issuance costs, totaled $2.4 million in the 1999 period ($0.3 million in the 1998 period) for total interest charges of $4.3 million (of which $1.0 million was capitalized). In the first three months of 1998, these charges totaled $2.2 million (of which $0.8 million was capitalized). The Company capitalizes that portion of interest related to its exploration, partnership, and foreign business development activities. The increase in interest expense in 1999 is attributable to the increase in interest incurred on the amounts outstanding on its existing credit facilities.

      Net Income

         Net income of $1.3 million and Basic EPS of $0.08 for the first three months of 1999 were both 60% lower than net income of $3.2 million and Basic EPS of $0.20 in the same period for 1998. This decrease primarily reflected the effect of the 20% and 14% decrease in natural gas and oil prices while costs and expenses increased 68% in relation to the 65% increase in production volumes discussed above.

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

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


      Item 1.  Legal Proceedings -

            The description contained under "Item 3. - Legal Proceedings" in the Company's Form 10-K Report for the year ended December 31, 1998 is incorporated by reference herein.

      Item 2.  Changes in Securities and Use of Proceeds -

            (a) Effective March 31, 1999, Swift Energy Company and American Stock Transfer & Trust Company (the "Rights Agent") amended Sections 1(b) and 1(c)(ii) of the Rights Agreement, originally dated as of August 1, 1997 (the "Rights Agreement"), and executed the Rights Agreement (as Amended and Restated as of March 31, 1999) on April 16, 1999.

            Under the original Rights Agreement, the terms "Affiliate" and "Associate" are defined in Section 1(b) in the same way those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act"), which includes as an Associate any entity of which a person beneficially owns 10% or more of a class of the entity's equity securities. The first change modifies this Rule 12b-2 definition as it applies to any investment adviser to only apply when a person beneficially owns 20% or more of the equity securities of an entity.

            The second change to the Rights Agreement in certain circumstances excepts from the definition of "Beneficial Owner" in Section 1(c)(ii) common stock acquirable under convertible securities of the Company. Presently this definition includes, for purposes of determining whether a person owns 15% of the Company's common stock then outstanding, any securities acquirable upon exercising conversion rights. The modification excludes from the definition of securities which are beneficially owned those acquirable under conversion rights if the market price for the Company's common stock is not more than 50% of the conversion price of such convertible securities.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SWIFT ENERGY COMPANY



                                         (Registrant)

     Date:     May 13, 1999              By: (Original Signed By)
          --------------------              ----------------------
                                         John R. Alden
                                         Sr. Vice President-Finance
                                         Chief Financial Officer, Secretary



     Date:     May 13, 1999              By:  Original Signed By)
          --------------------              ----------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President,
                                         Controller and Principal
                                         Accounting Officer