Form 10-Q
period 1999-06-30
SWIFT ENERGY CO
filed 1999-07-13
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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


            Common Stock                      17,040,895 Shares
          ($.01 Par Value)             (Outstanding at July 9, 1999)
          (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                             PAGE
         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  June 30, 1999 and December 31, 1998                                  3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month and Six-month periods ended
                      June 30, 1999 and 1998                                                5

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  June 30, 1999 and December 31, 1998                                  6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Six-month periods ended June 30, 1999 and 1998                7

                    Notes to Condensed Consolidated Financial Statements                    8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                              13

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk.           None

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                      21
         Item 2.    Changes in Securities and Use of Proceeds                              21
         Item 3.    Defaults Upon Senior Securities                                        21
         Item 4.    Submission of Matters to a vote of Security Holders                    21
         Item 5.    Other                                                                  21
         Item 6.    Exhibits and Reports on Form 8-K.                                      22

SIGNATURES                                                                                 23

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 30, 1999            December 31, 1998
                                                         ----------------------    -------------------------
                                                              (Unaudited)
 ASSETS

 Current Assets:
   Cash and cash equivalents                             $            2,361,331    $               1,630,649
   Accounts receivable -
     Oil and gas sales                                               12,882,248                   12,764,568
     Associated limited partnerships
        and joint ventures                                            6,814,544                   10,058,239
     Joint interest owners                                            5,265,185                    9,767,940
   Other current assets                                               2,142,828                    1,025,035
                                                         ----------------------    -------------------------
       Total Current Assets                                          29,466,136                   35,246,431
                                                         ----------------------    -------------------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                              518,037,077                  497,296,068
     Unproved properties not being amortized                         55,905,666                   56,041,886
                                                         ----------------------    -------------------------
                                                                    573,942,743                  553,337,954
   Furniture, fixtures, and other equipment                           7,388,960                    7,098,305
                                                         ----------------------    -------------------------
                                                                    581,331,703                  560,436,259
   Less-Accumulated depreciation, depletion,
        and amortization                                           (221,786,591)                (200,713,621)
                                                         ----------------------    -------------------------
                                                                    359,545,112                  359,722,638
                                                         ----------------------    -------------------------
 Other Assets:
   Receivables from associated limited
     partnerships, net of current portion                               926,455                    3,170,067
   Limited partnership formation and
     marketing costs                                                  1,565,826                      917,189
   Deferred income taxes                                                    ---                      254,984
   Deferred charges                                                   4,076,386                    4,333,958
                                                         ----------------------    -------------------------
                                                                      6,568,667                    8,676,198
                                                         ----------------------    -------------------------

                                                         $          395,579,915    $             403,645,267
                                                         ======================    =========================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,                December 31,
                                                                                1999                      1998
                                                                       ----------------------     ---------------------
                                                                            (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued liabilities                            $           10,302,707     $          18,639,649
   Payable to associated limited partnerships                                          22,016                   380,692
   Undistributed oil and gas revenues                                              13,963,366                12,394,713
                                                                       ----------------------     ---------------------
       Total Current Liabilities                                                   24,288,089                31,415,054
                                                                       ----------------------     ---------------------

 Convertible Notes                                                                115,000,000               115,000,000
 Bank Borrowings                                                                  140,000,000               146,200,000
 Deferred Revenues                                                                  1,080,472                 1,667,574
 Deferred Income Taxes                                                              1,902,834                       ---

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                                  ---                       ---
   Common stock, $.01 par value, 35,000,000
     shares authorized, 17,040,635 and 16,972,517
     shares issued, and 16,181,179 and 16,291,242
     shares outstanding, respectively                                                 170,406                   169,725
   Additional paid-in capital                                                     148,896,472               148,901,270
   Treasury stock held, at cost, 859,456 and
     681,274 shares, respectively                                                 (12,325,668)              (11,841,884)
   Retained earnings                                                              (23,432,690)              (27,866,472)
                                                                       ----------------------     ---------------------
                                                                                  113,308,520               109,362,639
                                                                       ----------------------     ---------------------

                                                                       $          395,579,915     $         403,645,267
                                                                       ======================     =====================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)

                                                    Three months ended                   Six months ended
                                              -------------------------------     -------------------------------
                                                06/30/99        06/30/98            06/30/99         06/30/98
                                              -------------   ---------------     --------------  ---------------
Revenues:
  Oil and gas sales                           $  23,572,785   $    15,681,004     $  44,668,421   $    31,482,915
  Fees from limited partnerships
    and joint ventures                               57,272           124,948            99,649           204,879
  Interest income                                     9,538            44,376            23,282            62,875
  Other, net                                        289,139           490,402           625,469         1,065,290
                                              -------------   ---------------     -------------   ---------------
                                                 23,928,734       16,340,730         45,416,821        32,815,959
                                              -------------   ---------------     -------------   ---------------
Costs and Expenses:
  General and administrative, net
    of reimbursement                              1,184,612           879,945         2,294,286         1,880,424
  Depreciation, depletion and amortization       10,478,278         7,250,518        21,226,751        13,985,240
  Oil and gas production                          4,130,804         2,355,237         8,550,948         4,874,997
  Interest expense, net                           3,348,635         1,584,877         6,653,012         2,969,643
                                              -------------   ---------------     -------------   ---------------
                                                 19,142,329        12,070,577        38,724,997        23,710,304
                                              -------------   ---------------     -------------   ---------------

Income before Income Taxes                        4,786,405         4,270,153         6,691,824         9,105,655

Provision for Income Taxes                        1,634,378         1,373,683         2,258,042         2,979,570
                                              -------------   ---------------     -------------   ---------------

Net Income                                    $   3,152,027   $     2,896,470     $   4,433,782   $     6,126,085
                                              =============   ===============     =============   ===============
Per share amounts -
  Basic:                                      $        0.20   $          0.18     $        0.27   $          0.37
                                              =============   ===============     =============   ===============

  Diluted:                                    $        0.20   $          0.18     $        0.27   $          0.37
                                              =============   ===============     =============   ===============

Weighted Average Shares Outstanding              16,151,514        16,524,739        16,153,982        16,512,562
                                              =============   ===============     =============   ===============


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     Additional                        Unearned
                                      Common          Paid-In        Treasury            ESOP          Retained
                                     Stock(1)         Capital          Stock         Compensation       Earnings           Total
                                   ------------   --------------   -------------     -------------   --------------    ------------
 Balance, December 31, 1997        $    168,470   $  147,542,977   $  (8,519,665)    $    (150,055)  $   20,359,193   $ 159,400,920
    Stock issued for benefit plans
        (20,032 shares)                     200          367,058             ---               ---              ---         367,258
    Stock options exercised
        (84,757 shares)                     847          735,746             ---               ---              ---         736,593
    Employee stock purchase plan
        (20,756 shares)                     208          317,340             ---               ---              ---         317,548
    10/97 stock dividend adj
        (16 shares)                         ---              461             ---               ---             (461)            ---
    Allocation of ESOP shares               ---          (62,312)            ---           150,055              ---          87,743
    Purchase of 293,474  shares as
        treasury stock                      ---              ---      (3,322,219)              ---              ---      (3,322,219)
    Net loss                                ---              ---             ---               ---      (48,225,204)    (48,225,204)
                                   ------------   --------------   -------------     -------------   --------------    ------------
 Balance, December 31, 1998        $    169,725   $  148,901,270   $ (11,841,884)    $         ---   $  (27,866,472)  $ 109,362,639
    Stock issued for benefit plans
        (90,738 shares)(2)                  224         (366,408)        978,956               ---              ---         612,772
    Stock options exercised
        (22,927 shares)(2)                  229          180,033             ---               ---              ---         180,262
    Employee stock purchase plan
        (22,771 shares)(2)                  228          181,577             ---               ---              ---         181,805
    Purchase of 246,500  shares as
        treasury stock (2)                  ---              ---      (1,462,740)              ---              ---      (1,462,740)
    Net income (2)                          ---              ---             ---               ---        4,433,782       4,433,782
                                   ------------   --------------   -------------     -------------   --------------   -------------

 Balance, June 30, 1999(2)         $    170,406   $  148,896,472   $ (12,325,668)    $         ---    $ (23,432,690)  $ 113,308,520
                                   ============   ==============   =============     =============   ==============   =============


 (1) $.01 Par Value
 (2) Unaudited



See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Period Ended June 30,
                                                                      ---------------------------------------------
                                                                              1999                     1998
                                                                      ------------------      ---------------------
Cash Flows From Operating Activities:
  Net income                                                          $        4,433,782      $           6,126,085
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                 21,226,751                 13,985,240
    Deferred income taxes                                                      2,157,818                 2,728,421
    Deferred revenue amortization related to production payment                 (557,616)                  (647,279)
    Other                                                                        257,572                    233,297
    Change in assets and liabilities -
      Decrease in accounts receivable                                          1,373,493                  2,864,171
      Decrease in accounts payable and accrued
        liabilities, excluding income taxes payable                             (702,149)                   (20,211)
      Increase in income taxes payable                                           113,569                    221,223
                                                                      ------------------      ---------------------
        Net Cash Provided by Operating Activities                             28,303,220                 25,490,947
                                                                      ------------------      ---------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                        (23,190,252)               (66,968,334)
  Proceeds from the sale of property and equipment                             1,746,559                  1,199,061
  Net cash received (distributed) as operator
    of oil and gas properties                                                 (1,354,867)                (6,749,156)
  Net cash received (distributed) as operator
    of partnerships and joint ventures                                         3,243,695                    575,843
  Limited partnership formation and marketing costs                             (648,637)                  (478,048)
  Other                                                                         (183,267)                   (48,745)
                                                                      ------------------      ---------------------
        Net Cash Used in Investing Activities                                (20,386,769)               (72,469,379)
                                                                      ------------------      ---------------------

Cash Flows From Financing Activities:
  Net proceeds from (payments of) bank borrowings                             (6,200,000)                56,085,000
  Net proceeds from issuances of common stock                                    476,971                  1,178,846
  Purchase of  treasury stock                                                 (1,462,740)                  (826,846)
                                                                      -------------------     ---------------------

        Net Cash Provided by (Used in) Financing Activities                   (7,185,769)                56,437,000
                                                                      -------------------     ---------------------

Net Increase in Cash and Cash Equivalents                                        730,682                  9,458,568

Cash and Cash Equivalents at Beginning of Period                               1,630,649                  2,047,332
                                                                      ------------------      ---------------------

Cash and Cash Equivalents at End of Period                            $        2,361,331      $          11,505,900
                                                                      ==================      =====================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts capitalized      $        6,395,440      $           2,794,055
Cash paid during period for income taxes                              $              ---      $              29,926


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


(1)   GENERAL INFORMATION

         The condensed consolidated financial statements included herein have been prepared by Swift Energy Company and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of our management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Oil and Gas Properties

         We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Under the full-cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. Interest costs related to unproved properties are also capitalized to unproved oil and gas properties. General and administrative costs related to production and general overhead are expensed as incurred.

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

         Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as our capitalized oil and gas property costs are amortized. Our properties are all onshore and historically the salvage value of the tangible equipment offsets our site restoration and dismantlement and abandonment costs. We expect this relationship will continue in the future.

         We compute our provision for depreciation, depletion, and amortization of oil and gas properties on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties - including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties - by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country by country basis for those countries with oil and gas production. We currently have production in the United States only.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


         The cost of unproved properties not being amortized is assessed quarterly, on a country by country basis, to determine whether such properties have been impaired. Domestically, any impairment assessed is added to the cost of proved properties being amortized. To the extent costs accumulated in our international initiatives are determined by management to be costs that will not result in the addition of proved reserves, any impairment is charged to income. In determining whether such costs should be impaired, our management evaluates, among other factors, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, the political stability in the countries in which we have an investment, and available geological and geophysical information.

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

      Hedging Activities

         Our revenues are primarily the result of sales of our oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, we do engage periodically in certain limited hedging activities, but only to the extent of buying protection price floors for portions of our and the limited partnerships' oil and natural gas production. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any period presented. The costs to purchase put options are amortized over the option period. The costs related to 1999 hedging activities through June 30, 1999 totaled approximately $591,600 with benefits of approximately $348,400 having been received, resulting in a net cash outflow of approximately $243,200. The costs related to open contracts as of June 30, 1999 totaled approximately $194,000 and had a fair market value of $10,000.

      Earnings Per Share

         Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods. Basic EPS has been retroactively restated in all periods presented to give recognition to the 10% stock dividend declared in October 1997 that resulted in an additional 1,494,622 shares being issued.

         The calculation of diluted earnings per share ("Diluted EPS") assumes conversion of our Convertible Notes as of the beginning of the respective periods and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise of stock options and warrants (using the treasury stock method). Certain of our stock options that would potentially dilute Basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. Diluted EPS has also been retroactively restated for all periods presented to give effect to the 10% stock dividend. The original conversion price of the Convertible Notes of $34.6875 has been revised to $31.534 to reflect the October 1997 stock dividend declared.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


      New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item in the income statements and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. We are currently evaluating the new standard, but have not yet determined the impact it will have on our financial position and results of operations.

(3)   BANK BORROWINGS

         Under our $250.0 million revolving credit facility with a syndicate of ten banks, at June 30, 1999, we had outstanding borrowings of $140.0 million. At December 31, 1998, we had outstanding borrowings of $146.2 million under our borrowing arrangements. At June 30, 1999, the credit facility consisted of a $250.0 million revolving line of credit with a $162.5 million borrowing base. The interest rate is either (a) the lead bank's prime rate (8.00% at June 30, 1999) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt (a weighted average of 6.64% at June 30, 1999). The applicable margin is based on our ratio of outstanding balance on the credit facility to the last calculated borrowing base. All of the $140.0 million borrowed at June 30, 1999 was borrowed at the LIBOR rate.

         The terms of the credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The borrowing base is redetermined at least every six months and the May 1, 1999 borrowing base determination was set at $164.0 million, declining by $1.5 million per month to $155.0 million at November 1, 1999, the next scheduled borrowing base determination date. By its terms, the credit facility extends until August 2002.

(4)   ACQUISITION OF PROPERTIES

         We purchased interests in the Brookeland and Masters Creek Fields from Sonat Exploration Company in the third quarter of 1998 for approximately $85.6 million in cash. Of this purchase price, $55.3 million was spent for producing properties, $15.0 million for 20% interests in two natural gas processing plants, and $15.3 million for leasehold properties.

         As of December 31, 1998, estimated proved reserves for these acquired properties were 130.5 Bcfe, of which approximately 58% were natural gas, and 59% were proved

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


      undeveloped. At such date the properties included 162 producing wells in the Brookeland Field in Southeast Texas and the Masters Creek Field in Western Louisiana, 23 saltwater disposal wells, a 20% interest in two natural gas plants, associated production facilities, and working interests in approximately 444,000 net acres. Swift has become operator of 115 of the 162 wells. Our production on these properties amounted to approximately 11.6 Bcfe in 1998 and 12.0 Bcfe in the first six months of 1999, of which 56% was oil in each of these periods. The two gas plants are operated by a third party and have combined capacity of 250 MMcfe per day.

         This acquisition was accounted for by the purchase method and was incorporated into our results of operations in the third quarter of 1998. The following unaudited pro forma supplemental information presents consolidated results of operations as if this acquisition had occurred on January 1, 1998:

                                                      Six months
                                                    ended June 30,
                                                         1998
                                                    --------------
            (Thousands, except per share amounts)    (Unaudited)
            Revenue                                 $   65,741
            Net Income Before Income Taxes          $   20,337
            Net Income                              $   13,539
            Per Share Amounts-
               Basic                                $     0.82
               Diluted                              $     0.77


(5)   FOREIGN ACTIVITIES

         New Zealand. Since October 1995, the New Zealand Minister of Energy has issued Swift two petroleum exploration permits. The first permit covered approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covered approximately 69,300 adjacent acres. A wholly-owned subsidiary, Swift Energy New Zealand Limited, formed in late 1997, conducts our New Zealand activities and owns the interest in the permits. In March 1998, we surrendered approximately 46,400 acres covered in the first permit, and the remaining acreage has been included as an extension of the area covered in the second permit leaving us with only one expanded permit. Under the terms of the expanded permit, we must drill one exploratory well prior to August 12, 1999, which we have commenced. We have fulfilled all other obligations under the permit.

         On October 23, 1998, we entered into separate agreements with Marabella Enterprises Ltd., a subsidiary of Bligh Oil & Minerals N.L., an Australian company, to obtain from Marabella a 25% working interest in another New Zealand petroleum exploration permit and for Marabella to become a 5% participant in our permit. During the fourth quarter of 1998, Marabella drilled an unsuccessful exploration well on its permit. Accordingly, we charged $400,000 against earnings, representing our costs of such well. We also agreed in principle to participate with Marabella in an additional permit as a 25% working interest owner.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


         Additionally, Swift obtained a 7.5% working interest in another New Zealand permit from Antrim Oil and Gas Limited, and Antrim became a 5% participant in our permit. On this permit, an exploratory well was drilled and temporarily abandoned during the second quarter of 1999, and we charged our $290,000 portion of the costs on this well against earnings. As of June 30, 1999, our investment in New Zealand totaled approximately $5.4 million. We included these costs in the unproved properties portion of oil and gas properties.

         Our portion of the currently budgeted drilling costs of the above mentioned well in our expanded permit are approximately $4.3 million. We expect to conclude the drilling of this well during the third quarter of 1999. Should this exploratory well fail to discover economic reserves, we would be required to charge against earnings the drilling costs, plus a large portion of the capitalized costs in the unproved properties portion of oil and gas properties, with the estimated potential aggregate impairment of costs currently estimated to total up to $6.0 million in the second half of 1999.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GENERAL

         Over the last several years, we have emphasized adding reserves through drilling activity. We also add reserves through strategic purchases of producing properties when oil and gas prices are lower and other market conditions are appropriate, as we did in the third quarter of 1998 with the purchase of the Masters Creek and Brookeland Fields from Sonat Exploration Company. In 1996, 1997, 1998 and in the first six months of 1999, we used this flexible strategy of employing both drilling and acquisitions to add more reserves than we depleted through production. Our revenues are primarily from oil and gas sales attributable to properties in which we own a direct or indirect interest.

      LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1999, we relied upon our internally generated cash flows of $28.3 million to fund capital expenditures of $23.2 million. We expect internally generated cash flows, together with limited borrowings under our credit facility, to provide cash and working capital for the remainder of 1999. During 1998, we used $138.3 million borrowed under our credit facilities, along with our internal cash flows of $54.2 million, to fund capital expenditures of $183.8 million.

         Net Cash Provided by Operating Activities. For the first half of 1999, net cash provided by our operating activities increased by 11% to $28.3 million, as compared to $25.5 million during the first six months a year earlier. The 1999 increase of $2.8 million was primarily due to $13.2 million of additional oil and gas sales. However, this increase was substantially offset by the $7.4 million increases in both oil and gas production costs and in interest expense.

         Credit Facility. At June 30, 1999, we had outstanding borrowings of $140.0 million under our credit facility syndicated in August 1998. At December 31, 1998, we had outstanding borrowings of $146.2 million under the credit facility. At June 30, 1999, our credit facility consists of a $250.0 million revolving line of credit with a $162.5 borrowing base. Our $250.0 million revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are currently in compliance with the provisions of this agreement.

         Debt Maturities. The new credit facility extends until August 18, 2002. Our $115.0 million convertible notes mature November 15, 2006.

         Working Capital. Our working capital increased from $3.8 million at December 31, 1998, to $5.2 million at June 30, 1999, as our internally generated funds exceeded our capital expenditures.

         Due to the nature of our business, the individual components of our working capital fluctuate considerably from period to period. We incur significant working capital requirements in our role as operator of approximately 836 wells and in our drilling and acquisition activities. In this capacity, we are responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Common Stock Repurchase Program. In March 1997, we commenced a common stock repurchase program which terminated pursuant to its terms as of June 30, 1999. We have spent $13.3 million through June 30, 1999 to acquire 927,774 shares at an average cost of $14.34 per share. In March 1999, we used 68,318 shares of treasury stock to fund our employer liability in the 401(k) program for our employees.

         Capital Expenditures. During the first six months of 1999, we used $23.2 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

      o   $15.7 million for drilling costs, both development  and exploratory;

      o   $6.7  million  of  domestic  prospect  costs,   principally   prospect
          leasehold, seismic and geological costs of unproved prospects for our account;

      o   $0.4 million invested in New Zealand; and

      o $0.4 million spent primarily for computer equipment, software and furniture and fixtures.

         In the remaining six months of 1999, we expect to spend approximately $31.0 million on capital expenditures, including investments in all areas in which investments were made during the first six months of the year as described above. Ten wells were drilled in the first half of 1999, and seven were completed as successful development wells. For the second half of 1999, we anticipate drilling an additional 10 wells, made up of eight development wells and two exploratory wells. We estimate capital expenditures for 1999 to be approximately $54.2 million, which is substantially lower than prior years. Approximately $36.0 million of the 1999 budget is allocated to drilling, primarily in our core fields. The remaining $18.2 million is targeted principally for leasehold, seismic and geological costs of unproved properties. We believe that 1999's anticipated internally generated cash flows, together with limited borrowings under our credit facility, will be sufficient to finance the costs associated with our currently budgeted remaining 1999 capital expenditures.

         Proposed Offerings. On July 13, 1999, we announced our intention to offer for sale 4,000,000 shares of common stock in a public offering concurrently with a separate proposed public offering of $125.0 million of senior subordinated notes. Neither proposed offering is conditioned upon the other. Swift intends to use the net proceeds from both offerings, if consummated, to repay our outstanding debt under our credit facility. The amount which could be borrowed under the credit facility is then anticipated to be approximately $150.0 million, which then could be used, along with any excess net proceeds of the offerings and our internal cash flow, to fund our future capital expenditures.

      RESULTS OF OPERATIONS - Six Months Ended June 30, 1999 and 1998

         Revenues. Our revenues increased 38% during the first six months of 1999 as compared to the same period in 1998. This increase was caused by growth in our oil and gas sales, which resulted from the increase in production volumes and which was offset by lower gas prices.

         Oil and Gas Sales. Our oil and gas sales increased 42% to $44.7 million in the first six months of 1999, compared to $31.5 million for the comparable period in 1998. Our gas production increased 16% and oil production increased 256% primarily due to production from the Brookeland and Masters Creek Fields, which were acquired in the third quarter of 1998. Our net sales volume in the first six months of 1999 increased by 55%, or 7.8 Bcfe,

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

      over volumes in the same period in 1998. A 14% decrease in gas prices between the two periods significantly offset the increase in volume and 9% increase in oil prices.

         Our $13.2 million increase in oil and gas sales during the first six months of 1999 resulted from:

      o Volume increases which added $16.0 million of sales, with $4.2 million of the increase coming from the 1.9 Bcf increase in gas sales volumes and $11.8 million of the increase coming from the 987,000 barrel increase in oil sales volumes; and

      o Price variances which had a $2.8 million unfavorable impact on sales due to the decrease in average gas prices received of $4.2 million offset by an increase of $1.4 million in average oil prices received.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes for the first six month periods of 1999 and 1998.

             Field                                  Revenues (In Millions)            Net Sales Volumes (Bcfe)
             -----                                  ---------------------             -----------------------
                                                   1999               1998            1999               1998
                                                   ----               ----            ----               ----
             AWP Olmos                            $13.8              $17.2             6.9                7.8
             Brookeland                           $ 5.8                 --             2.9                 --
             Giddings                             $ 3.6              $ 8.9             1.9                3.9
             Masters Creek                        $19.3                 --             9.1                 --

         Revenues from oil and gas sales comprised 98% of our total revenues for the first six months of 1999 as compared to 96% for the first half of 1998. Our acquisition of interests in the Masters Creek and Brookeland Fields, which have a higher percentage of production from oil, has decreased the predominance of gas in our production mix from 84% in the first six months of 1998 to 63% in the first six months of 1999. Even though we scaled back our 1999 capital expenditures budget, we expect oil and gas sales volumes to increase in 1999 when compared to 1998, primarily due to the full year of production from the Masters Creek and Brookeland Fields. However, due to the decrease in the 1999 capital expenditures budget, and the resulting curtailment of new drilling in the Giddings Field, the natural production decline in this field was not offset by newly developed production.

         The following table provides additional information regarding our oil and gas sales:

                                               Net Sales Volume                Average Sales Price
                                               ----------------                -------------------
                                            Oil (Bbl)      Gas (Mcf)         Oil (Bbl)       Gas (Mcf)
                                            --------       --------          --------        --------
        1998
        ----
        Six Months Ended June 30,             385,339     12,017,764          $11.91           $2.24

        1999
        ----
        Six Months Ended June 30,           1,372,133     13,912,504          $12.93           $1.94

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Costs and Expenses. Our general and administrative expenses for the first six months of 1999 increased approximately $0.4 million, when compared to the same period in 1998. However, our general and administrative expenses per Mcfe produced decreased by 21% from $0.13 per Mcfe for the first six months of 1998 to $0.10 per Mcfe for the comparable period in 1999. Supervision fees netted from general and administrative expenses for the first six months of 1999 were $1.5 million and for the same period of 1998 were $1.4 million.

         Depreciation, depletion and amortization of our assets, or DD&A, increased 52% or approximately $7.2 million for the first six months of 1999. This was primarily due to additions to our reserves and associated costs and to the related 55% increase in production volumes from the added reserves primarily resulting from the Sonat acquisition as compared to the same period in 1998. Our DD&A rate per Mcfe of production has decreased from $0.98 per Mcfe in the first six months of 1998 to $0.96 per Mcfe in the same 1999 period.

         Our production costs per Mcfe increased to $0.39 per Mcfe in the first half of 1999 from $0.34 per Mcfe in the same 1998 period. In the Brookeland and Masters Creek Fields, a higher percentage of our production is from oil. Production costs for oil typically are higher than those for gas, resulting in a higher production cost per Mcfe. Primarily due to the 55% increase in our production volumes, oil and gas production costs increased by 75%, or approximately $3.7 million, in the first six months of 1999 when compared to the first six months of 1998. Supervision fees netted from production costs for the first six months of 1999 were $1.5 million and for the first six months of 1998 were $1.4 million.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was the same in the first six months of 1999 and in 1998, totaling $3.8 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $4.9 million in the first six months of 1999, compared to $1.1 million for our credit facilities in the same 1998 period. Thus, 1999 total interest charges were $8.7 million, of which $2.0 million was capitalized. In the first six months of 1998, these charges totaled $4.8 million, of which $1.8 million was capitalized. We capitalized that portion of interest related to our exploration, partnership and foreign business development activities. The increase in interest expense in 1999 is attributable to the increase in amounts outstanding under our credit facility.

         Net Income. Our net income for the first six months of 1999 of $4.4 million and basic earnings per share, or EPS, of $0.27 were both 27% lower than net income of $6.1 million and basic EPS of $0.37 for the same period in 1998. This decrease primarily reflected the effect of lower gas prices, while our costs and expenses increased 63% in relation to the 55% increase in production volumes discussed above.

      RESULTS OF OPERATIONS - Three Months Ended June 30, 1999 and June 30, 1998

         Revenues. Our revenues increased 46% during the second quarter of 1999 as compared to the same period in 1998. This increase was caused by growth in our oil and gas sales, which resulted from the increase in production volumes.

         Oil and Gas Sales. Our oil and gas sales increased 50% to $23.6 million in the second quarter of 1999, compared to $15.7 million for the comparable period in 1998. Our natural gas production increased 9% and oil production increased 239% primarily due to production from the Brookeland and Masters Creek Fields, which were acquired in the third quarter of 1998.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      Our net sales  volume in the second  quarter of 1999  increased by 45%, or
      3.3 Bcfe, over volumes in the same period in 1998. A 7% decrease in gas prices between the two periods slighty offset the increase in volume and 36% increase in oil prices.

         Our $7.9 million increase in oil and gas sales during the second quarter of 1999 resulted from:

      o Volume increases which added $6.3 million of sales, with $1.2 million of the increase coming from the 0.5 Bcf increase in gas sales volumes and $5.1 million of the increase coming from the 454,000 barrel increase in oil sales volumes; and

      o Price variances which had a $1.6 million favorable impact on sales, due to the decrease in average gas prices received of $1.0 million, offset by an increase of $2.6 million in average oil prices received.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes for the second quarter periods of 1999 and 1998.

           Field                                   Revenues (In Millions)              Net Sales Volumes (Bcfe)
           -----                                   ---------------------               -----------------------
                                                  1999               1998                1999             1998
                                                  ----               ----                ----             ----
           AWP Olmos                             $ 7.0              $ 8.9                 3.2              3.9
           Brookeland                            $ 2.9                 --                 1.3               --
           Giddings                              $ 2.2              $ 4.7                 1.0              2.1
           Masters Creek                         $10.0                 --                 4.3               --

         Revenues from oil and gas sales comprised 99% of our total revenues for the second quarter of 1999 as compared to 96% for the second quarter of 1998. Our acquisition of interests in the Masters Creek and Brookeland Fields, which have a higher percentage of production from oil, has decreased the predominance of gas in our production mix from 84% in the second quarter of 1998 to 63% in the second quarter of 1999. Due to the decrease in the 1999 capital expenditures budget, and the resulting curtailment of new drilling in the Giddings Field, the natural production decline in this field was not offset by newly developed production.


         The following table provides additional information regarding our oil and gas sales:

                                               Net Sales Volume             Average Sales Price
                                               ----------------             -------------------
                                             Oil (Bbl)    Gas (Mcf)         Oil (Bbl)       Gas (Mcf)
                                             --------     --------          --------        --------
        1998
        ----
        Three Months Ended
        June 30,                              190,225     6,159,255          $11.20            $2.20

        1999
        ----
        Three Months Ended
        June 30,                              644,323     6,688,316          $15.25            $2.05

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Costs and Expenses. Our general and administrative expenses for the second quarter of 1999 increased approximately $0.3 million, when compared to the same period in 1998. However, our general and administrative expenses per Mcfe produced decreased by 7% from $0.12 per Mcfe for the second quarter of 1998 to $0.11 per Mcfe for the comparable period in 1999. Supervision fees netted from general and administrative expenses for the second quarter of 1999 were $0.8 million and for the same period of 1998 were also $0.8 million.

         Depreciation, depletion and amortization of our assets, or DD&A, increased 45% or approximately $3.2 million for the second quarter of 1999. This was primarily due to additions to our reserves and associated costs and to the related 45% increase in production volumes from the added reserves primarily resulting from the Sonat acquisition. Our DD&A rate per Mcfe of production was unchanged from $0.99 per Mcfe both in the second quarter of 1998 and in the same 1999 period.

         Our production costs per Mcfe increased to $0.39 per Mcfe in the second quarter of 1999 from $0.32 per Mcfe in the same 1998 period. In the Brookeland and Masters Creek Fields, a higher percentage of our production is from oil. Production costs for oil typically are higher than those for gas, resulting in a higher production cost per Mcfe. Primarily due to the 45% increase in our production volumes, oil and gas production costs increased by 75%, or approximately $1.8 million, in the second quarter of 1999 when compared to the second quarter of 1998. Supervision fees netted from production costs for the second quarter of 1999 were $0.8 million and for the same period of 1998 were also $0.8 million.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was the same in the second quarter of 1999 and in 1998, totaling $1.9 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $2.5 million in the second quarter of 1999, compared to $0.8 million for our credit facilities in the same 1998 period. Thus, 1999 total interest charges were $4.4 million, of which $1.1 million was capitalized. In the second quarter of 1998, these charges totaled $2.6 million, of which $1.0 million was capitalized. We capitalized that portion of interest related to our exploration, partnership and foreign business development activities. The increase in interest expense in 1999 is attributable to the increase in amounts outstanding under our credit facility.

         Net Income. Our net income for the second quarter of 1999 of $3.2 million and basic earnings per share, or EPS, of $0.20 were 9% and 11% higher than net income of $2.9 million and basic EPS of $0.18 for the same period in 1998. This increase primarily reflected the effect of the 45% increase in production volumes discussed above.

         Year 2000. The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs cannot distinguish between the years 1900 and 2000. Errors of this type can result in systems failures, miscalculations and the disruption of normal business activities. We formed a task force during 1998 to address the Year 2000 issue and to prepare our business systems for the Year 2000. This task force developed our Year 2000 program which includes testing our in-house business systems and field operations systems, reviewing Year 2000 compliance certifications and reports issued by third parties, upgrading or replacing noncompliant systems and preparing a contingency plan for unforseen difficulties. We are continuing to implement this plan in an effort to make our operations capable of addressing the Year 2000.

         Our in-house business systems are almost entirely comprised of off-the-shelf software. During the first half of 1999, we continued to test any in-house software which has not been certified by the licensor as Year 2000 compliant. To date, approximately 80% of these

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      systems have been tested, certified as compliant by the licensor of the software, or categorized as not date specific. We are continuing to identify any software which experiences difficulties addressing the Year 2000. We solve most of these potential Year 2000 problems by upgrading or replacing this software, which we test as it is installed. We have not experienced any material system disruption during testing procedures, and based on testing and remedial activities, we believe that we will be able to resolve potential Year 2000 problems concerning our financial and administrative systems. We expect to complete testing during the third quarter of 1999 and continue remedial actions as needed.

         Our core business functions consist of oil and gas exploration. The systems and equipment which perform these functions are primarily non-information technology systems which are not date specific. Although we cannot predict all effects of the Year 2000 issue, based on our review, we expect that our field operation systems will continue to perform normally when faced with the Year 2000. In the event of unforeseen Year 2000 difficulties, employees can manually perform most, if not all, in-house functions, although such acts may require additional time to perform. Our most reasonably likely worst case scenario would therefore involve a prolonged disruption of external power sources upon which our core field operations equipment relies. Such a disruption could result in a substantial decrease in our oil and gas production activities. Although we maintain limited on-site secondary power supplies such as generators, it is not economically feasible to maintain a secondary power supply to fully replace primary power for all field operations systems. A prolonged interruption could materially affect our operations, liquidity or capital resources.

         In our business, we also depend on third parties such as pipeline operations to whom we sell natural gas, customers and suppliers, any one of whom could be prone to Year 2000 problems that we cannot assess or detect. We have contacted our major purchasers, customers, suppliers, financial institutions and others with whom we conduct business to assess their Year 2000 program and to inform them of our Year 2000 review. Approximately 60% have responded that they are compliant, while the remainder are making progress. We cannot be certain that such third parties will appropriately address the Year 2000 issue or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on our business, financial condition or operating results.

         Based on these third party representations and results of our testing phase, we are continuing to develop our contingency plan, such as using on-site generators and identifying substitute suppliers. We do not believe that costs incurred to address the Year 2000 issue will have a material effect on our results of operations or our liquidity and financial condition. We estimate our total cost to address the Year 2000 issue to be less than $150,000, most of which will be spent during the testing phase. We have used and will continue to use both internal and external resources to complete our Year 2000 program and perform tasks necessary to address the Year 2000 problem..

                           Forward Looking Statements

         The statements contained in the prospectus supplement that are not historical facts are forward-looking statements as that term is defined in
      Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and our financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of us, including those regarding our financial results, levels of oil and gas production or revenues, capital expenditures, and capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for our oil and natural gas; the uncertainty of drilling results and reserve estimates; operating hazards; requirements for capital; general economic conditions; competition and government regulations; as well as the risks and uncertainties discussed herein, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in our other public reports, filings and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings -

           From time to time, litigation arises in the ordinary course of Swift's oil and gas drilling and production activities. In early 1997, Swift and the Lower Colorado River authority, the LCRA, filed claims against each other in the 155th Judicial District Court of Fayette County, Texas, over the interpretation of an oil and gas farmout agreement from LCRA to Swift covering land in Fayette County, Texas. Swift originally sued to force LCRA to assign to Swift leases which LCRA had refused to assign, covering wells successfully drilled by Swift on the farmout acreage, and seeking declaration as to the parties' interests in the properties involved. LCRA counterclaimed for damages and claimed fraud and conversion, plus conspiracy to convert oil and gas among Swift, certain of its officers and managed partnerships. The parties have tentatively settled this litigation during a mediation held in late May 1999, although this settlement has not been finalized. Swift does not believe that the ultimate resolution of this case will have a material adverse impact upon its financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders -

      (a)Our annual meeting of shareholders was held on May 11, 1999. At the record date, 16,067,163 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting. At the annual meeting, three nominees were elected to serve as Directors of Swift for three year terms to expire at the 2002 annual meeting of shareholders:

                                                             FOR             AGAINST              ABSTENTIONS
                                                             ---             -------              -----------
                     NOMINEES FOR DIRECTORS
                     ----------------------
           Virgil N. Swift                                13,197,011           ---                 2,926,006
           Henry C. Montgomery                            14,003,505           ---                 2,870,152
           G. Robert Evans                                13,197,011           ---                 2,870,152

Item 5.    Other Information -

         A. Earl Swift has indicated a desire to retire as Swift's chief executive officer during the fourth quarter of 1999, although he intends to remain as chairman of the board of directors. The board of directors has commenced its search for Mr. Swift's replacement as chief executive officer.

                              SWIFT ENERGY COMPANY
                     PART II. - OTHER INFORMATION-CONTINUED


Item 6.    Exhibits & Reports on Form 8-K -

      (a) Documents filed as part of the report

           (3)  Exhibits

                3.1  Third  Ammendment  to  employment  agreement  between Swift
                     Energy  Company and Virgil Neil Swift  dated  February  15,
                     1999.
                3.2  Employment agreement between Swift Energy Company and Alton
                     D. Heckaman, Jr. dated as of May 11, 1999.
                12   Swift Energy Company Ratio of Earnings to Fixed Charges.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY COMPANY


                                        (Registrant)


Date:     July 12, 1999                 By:(Original Signed By)
      ----------------------               ---------------------------------
                                        John R. Alden
                                        Sr. Vice President - Finance
                                        Chief Financial Officer, Secretary



Date:     July 12, 1999                 By:(Original Signed By)
      ------------------------             ---------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President,
                                        Controller and Principal
                                        Accounting Officer

                                   Exhibit 3.1

                    THIRD AMENDMENT TO AGREEMENT AND RELEASE


    This is the Third Amendment to the Agreement and Release previously entered into between Virgil Neil Swift (hereinafter referred to as "Mr. Swift"), whose current address is P.M.B. 86, 4425 Kingwood Drive, Kingwood, Texas 77339 and Swift Energy Company (hereinafter referred to as "Company"), with current address at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, executed and effective June 1, 1994, as amended by First Amendment to Agreement and Release, dated December 1, 1995, ("First Amendment") and Second Amendment to Agreement and Release, executed by Mr. Swift on June 10, 1997 and by the Company on June 14, 1997 ("Second Amendment"). The Agreement and Release, the First Amendment and the Second Amendment are hereinafter collectively referred to as the "Agreement". Mr. Swift and the Company desire to amend the Agreement to extend the term of the Agreement for an additional three (3) years through May 31, 2002.

                                   AMENDMENT:

    NOW, THEREFORE, Mr. Swift and the Company do hereby amend Section 1.A. of the Agreement, by extending the term of the Agreement for a term beginning June 1, 1994, and continuing thereafter through May 31, 2002, so that Section 1.A. of the Agreement now provides:

          A. Employee Status: Subject to the terms and provisions of this Agreement, Mr. Swift will remain an employee of the Company and retain his position as Executive Vice President of the Company for a term beginning June 1, 1994 and continuing thereafter through May 31, 2002, unless earlier terminated in accordance with Subsection G. of this Section 1. of this Agreement.



         Except as hereby amended, the terms and provisions of the Agreement remain unchanged; and the Agreement, as hereby amended by this Third Amendment to Agreement and Release, remains in full force and effect in accordance with its terms and provisions.

AGREED AND APPROVED:                                 SWIFT ENERGY COMPANY
  s/b Virgil Neil Swift                               s/b A. Earl Swift
----------------------------                         ---------------------------

Virgil Neil Swift                                    A. Earl Swift
                                                     Chairman and CEO



Date: February 15, 1999                              Date: February 15, 1999
      -----------------                                    -----------------

                                   Exhibit 3.2

                              EMPLOYMENT AGREEMENT



    THIS EMPLOYMENT AGREEMENT ("Agreement") dated as of May 11, 1999, is by and between Swift Energy Company, a Texas corporation (the "Company"), and Alton D. Heckaman, Jr. ("Employee").


                              W I T N E S S E T H:

    WHEREAS, Employee is employed as Vice President and Controller of the Company; and

    WHEREAS, the Company and Employee wish to document certain terms of employment of Employee in such capacity;

    NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Employee hereby agree as follows:

1. Employment and Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby agrees to employ Employee, and Employee hereby agrees to serve as Vice President and Controller of the Company, or in such other position as is mutually acceptable to both Employee and the Company, for a period of three years commencing on the date hereof, which period shall automatically be extended for an additional year on each anniversary of this Agreement thereafter (as so extended at any time, the "Term of Employment") unless notice to the contrary is given not less than 60 days prior to any anniversary of this Agreement by either party to this Agreement.

2. Scope of Employment. During the Term of Employment, (i) Employee will serve as Vice President and Controller with the powers and responsibilities of such position set forth in the bylaws of the Company, or in such other position as is mutually acceptable to both Employee and the Company, and Employee will perform diligently to the best of his ability those duties set forth therein and in this Agreement in a manner that promotes the interests and goodwill of the Company, (ii) the Company shall not require Employee to relocate from Houston, Texas, and (iii) the Company may assign Employee to other duties.

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

5. Confidentiality.

     (a) Employee recognizes that the Company's business involves the handling of confidential information of both the Company and the Company's affiliates and subsidiaries and requires a confidential relationship between the Company and its affiliates and subsidiaries and the Company and Employee. The Company's business requires the fullest practical protection and confidential treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data and knowledge of both the Company's affiliates and subsidiaries and the Company (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Employee in the course of his employment. Accordingly, during and after termination of employment by the Company, Employee agrees: (i) to prevent the disclosure to any third party of all such Confidential Information; (ii) not to use for Employee's own benefit any of the Company's Confidential Information, and (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of employment hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Employee or any knowledge or information known to the public in general.

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

               (d) Eighty-five (85) days following the date of termination of employment under this Agreement by either party, all outstanding options to purchase shares of common stock of the Company held by Employee (whether vested or unvested) shall be converted into new non-qualified options to purchase common stock of the Company. Each new non-qualified option shall cover the same number of shares as the stock option which it replaces, and shall be exercisable for five years, at an exercise price which is the lower of
         (i) the closing price of the Company's common stock on the New York Stock Exchange (or other exchange or automated quotation system upon which it is listed or quoted) as of the date of termination of employment or (ii) the original exercise price of the previously outstanding option which it replaces.

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

                                                  SWIFT ENERGY COMPANY




                                                  By     s/b A. Earl Swift
                                                  Name:  A. Earl Swift
                                                  Title: Chief Executive Officer


                                                  EMPLOYEE

                                                  s/b  Alton D. Heckaman, Jr.
                                                  Name: Alton D. Heckaman, Jr.
                                                  Address: 3643 Clear Falls Dr.
                                                  Kingwood, TX 77339

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                                       Six Month Ended June 30,
                                                                 ------------------------------------
                                                                       1999                1998
                                                                 ----------------    ----------------
    GROSS G&A                                                          10,577,434          10,690,099
    NET G&A                                                             2,294,286           1,880,424
    INTEREST EXPENSE                                                    6,653,012           2,969,643
    RENT EXPENSE                                                          674,885             555,654
    NET INCOME BEFORE TAXES                                             6,691,824           9,105,655
    CAPITALIZED INTEREST                                                1,843,664           1,713,688
    DEPLETED CAPITALIZED INTEREST                                         172,848             122,103


                       CALCULATED DATA
    -----------------------------------------------------

    UNALLOCATED G&A (%)                                                    21.69%              17.59%
    NON-CAPITAL RENT EXPENSE                                              146,385              97,741
    1/3 NON-CAPITAL RENT EXPENSE                                           48,795              32,580
    FIXED CHARGES                                                       8,545,471           4,715,911
    EARNINGS                                                           13,566,479          12,229,981

    RATIO OF EARNINGS TO FIXED CHARGES                                       1.59                2.59
                                                                 ================    ================