Form 10-Q
period 1999-09-30
SWIFT ENERGY CO
filed 1999-11-12
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

                          Yes     X       No
                               ------         -----

                  Indicate the number of shares outstanding of
                       each of the Registrant's classes of
                         common stock, as of the latest
                                practicable date.


            Common Stock                       21,681,581 Shares
           ($.01 Par Value)            (Outstanding at October 31, 1999)
           (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                      PAGE

         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  September 30, 1999 and December 31, 1998                        3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month and Nine-month periods ended
                      September 30, 1999 and 1998                                      5

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  September 30, 1999 and December 31, 1998                        6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Nine-month periods ended September 30, 1999 and 1998     7

                    Notes to Condensed Consolidated Financial Statements               8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                         14

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk.      None

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                 22
         Item 2.    Changes in Securities and Use of Proceeds                         22
         Item 3.    Defaults Upon Senior Securities                                   22
         Item 4.    Submission of Matters to a Vote of Security Holders               22
         Item 5.    Other                                                             22
         Item 6.    Exhibits and Reports on Form 8-K.                                 22

SIGNATURES                                                                            24

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30, 1999               December 31, 1998
                                                                   --------------------------      ---------------------------
                                                                            (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents                                       $               42,142,165      $                 1,630,649
   Accounts receivable -
     Oil and gas sales                                                             16,323,851                       12,764,568
     Associated limited partnerships
        and joint ventures                                                          5,796,597                       10,058,239
     Joint interest owners                                                          3,870,270                        9,767,940
   Other current assets                                                               967,276                        1,025,035
                                                                   --------------------------      ---------------------------
       Total Current Assets                                                        69,100,159                       35,246,431
                                                                   --------------------------      ---------------------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                                            531,769,004                      497,296,068
     Unproved properties not being amortized                                       54,592,745                       56,041,886
                                                                   --------------------------      ---------------------------
                                                                                  586,361,749                      553,337,954
   Furniture, fixtures, and other equipment                                         7,508,520                        7,098,305
                                                                   --------------------------      ---------------------------
                                                                                  593,870,269                      560,436,259
   Less-Accumulated depreciation, depletion,
        and amortization                                                         (232,051,402)                    (200,713,621)
                                                                   --------------------------      ---------------------------
                                                                                  361,818,867                      359,722,638
                                                                   --------------------------      ---------------------------
 Other Assets:
   Receivables from associated limited
     partnerships, net of current portion                                             519,347                        3,170,067
   Limited partnership formation and
     marketing costs                                                                1,772,821                          917,189
   Deferred income taxes                                                                  ---                          254,984
   Deferred charges                                                                 7,413,203                        4,333,958
                                                                   --------------------------      ---------------------------
                                                                                    9,705,371                        8,676,198
                                                                   --------------------------      ---------------------------

                                                                   $              440,624,397      $               403,645,267
                                                                   ==========================      ===========================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30, 1999               December 31, 1998
                                                                   --------------------------     ----------------------------
                                                                           (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable and accrued liabilities                        $               17,484,979      $                18,639,649
   Payable to associated limited partnerships                                         562,785                          380,692
   Undistributed oil and gas revenues                                              14,429,843                       12,394,713
                                                                   --------------------------      ---------------------------
       Total Current Liabilities                                                   32,477,607                       31,415,054
                                                                   --------------------------      ---------------------------

 Long-Term Debt                                                                   239,054,369                      261,200,000
 Deferred Revenues                                                                    826,057                        1,667,574
 Deferred Income Taxes                                                              5,532,954                              ---

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                                  ---                              ---
   Common stock, $.01 par value,  35,000,000
     shares  authorized,  21,679,691 and 16,972,517
     shares issued, and 20,820,235 and 16,291,242
     shares outstanding, respectively                                                 216,797                          169,725
   Additional paid-in capital                                                     191,167,334                      148,901,270
   Treasury stock held, at cost, 859,456 and
     681,275 shares, respectively                                                 (12,325,668)                     (11,841,884)
   Retained earnings                                                              (16,325,053)                     (27,866,472)
                                                                   --------------------------      ---------------------------
                                                                                  162,733,410                      109,362,639
                                                                   --------------------------      ---------------------------

                                                                   $              440,624,397      $               403,645,267
                                                                   ==========================      ===========================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)

                                                       Three months ended                     Nine months ended
                                             -----------------------------------------------------------------------------
                                                 09/30/99           09/30/98             09/30/99            09/30/98
                                             ----------------   -----------------     ---------------   ------------------
Revenues:
  Oil and gas sales                          $     30,737,150   $      23,859,065     $    75,405,571   $       55,341,980
  Fees from limited partnerships
    and joint ventures                                 92,737              93,062             192,386              297,941
  Interest income                                     243,998              32,636             267,280               95,511
  Other, net                                          205,410             572,790             830,879            1,638,080
                                             ----------------   -----------------     ---------------   ------------------
                                                   31,279,295          24,557,553          76,696,116           57,373,512
                                             ----------------   -----------------     ---------------   ------------------

Costs and Expenses:
  General and administrative, net                   1,053,655           1,058,652           3,347,941            2,939,076
  Depreciation, depletion and amortization         10,403,262          13,347,786          31,630,013           27,333,026
  Oil and gas production                            5,138,138           4,045,160          13,689,086            8,920,157
  Interest expense, net                             3,749,414           2,385,626          10,402,426            5,355,269
  Write-down of oil and gas properties                    ---          90,772,628                 ---           90,772,628
                                             ----------------   -----------------     ---------------   ------------------
                                                   20,344,469         111,609,852          59,069,466          135,320,156
                                             ----------------   -----------------     ---------------   ------------------

Income (Loss) before Income Taxes                  10,934,826         (87,052,299)         17,626,650          (77,946,644)

Provision (Benefit) for Income Taxes                3,827,189         (29,621,284)          6,085,231          (26,641,714)
                                             ----------------   -----------------     ---------------   ------------------

Net Income (Loss)                            $      7,107,637   $     (57,431,015)    $    11,541,419   $      (51,304,930)
                                             ================   =================     ===============   ==================

Per share amounts -
  Basic:                                     $           0.37   $           (3.50)    $          0.67   $            (3.11)
                                             ================   =================     ===============   ==================

  Diluted:                                   $           0.36   $           (3.50)    $          0.67   $            (3.11)
                                             ================   =================     ===============   ==================

Weighted Average Shares Outstanding                19,069,848          16,419,022          17,125,937           16,481,382
                                             ================   =================     ===============   ==================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Additional                       Unearned
                                      Common          Paid-In        Treasury           ESOP          Retained
                                      Stock(1)        Capital          Stock        Compensation      Earnings        Total
                                    -----------    -------------   -------------    ------------   -------------   -------------
Balance, December 31, 1997          $   168,470    $ 147,542,977   $  (8,519,665)   $   (150,055)  $  20,359,193   $ 159,400,920
  Stock issued for benefit plans
        (20,032 shares)                     200          367,058             ---             ---             ---         367,258
  Stock options exercised
        (84,757 shares)                     847          735,746             ---             ---             ---         736,593
  Employee stock purchase plan
        (20,756 shares)                     208          317,340             ---             ---             ---         317,548
  10/97 stock dividend adj
        (16 shares)                         ---              461             ---             ---            (461)            ---
  Allocation of ESOP shares                 ---          (62,312)            ---         150,055             ---          87,743
  Purchase of 293,474 shares as
        treasury stock                      ---              ---      (3,322,219)            ---             ---      (3,322,219)
  Net loss                                  ---              ---             ---             ---     (48,225,204)    (48,225,204)
                                    -----------    -------------   -------------    ------------   -------------   -------------
Balance, December 31, 1998          $   169,725    $ 148,901,270   $ (11,841,884)   $        ---   $ (27,866,472)  $ 109,362,639
                                    ===========    =============   =============    ============   =============   =============
  Stock issued for benefit plans
        (90,738 shares)(2)                  224         (366,408)        978,956             ---             ---         612,772
  Stock options exercised
        (61,983 shares)(2)                  620          423,693             ---             ---             ---         424,313
  Employee stock purchase plan
        (22,771 shares)(2)                  228          181,577             ---             ---             ---         181,805
  Public stock offering
        (4,600,000 shares)(2)            46,000       42,027,202             ---             ---             ---      42,073,202
  Purchase of 246,500 shares
        as treasury stock (2)               ---              ---      (1,462,740)            ---             ---      (1,462,740)
  Net income (2)                            ---              ---             ---             ---      11,541,419      11,541,419
                                    -----------    -------------   -------------    ------------   -------------   -------------
 Balance, September 30, 1999(2)     $   216,797    $ 191,167,334   $ (12,325,668)   $        ---   $ (16,325,053)  $ 162,733,410
                                    ===========    =============   =============    ============   =============   =============

(1) $.01 Par Value
(2) Unaudited


See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Period Ended September 30,
                                                                  ----------------------------------------------
                                                                         1999                       1998
                                                                  --------------------       -------------------
    Cash Flows From Operating Activities:
      Net income (loss)                                           $         11,541,419       $       (51,304,930)
      Adjustments to reconcile net income to net cash provided
         by operating activities -
        Depreciation, depletion, and amortization                           31,630,013                27,333,026
        Write-down of oil and gas properties                                       ---                90,772,628
        Deferred income taxes                                                5,787,938               (26,991,760)
        Deferred revenue amortization related to production
         payment                                                              (806,950)                 (948,040)
        Other                                                                  422,196                   355,942
        Change in assets and liabilities -
          Increase in accounts receivable                                   (3,245,871)               (4,170,800)
          Increase in accounts payable and accrued
            liabilities, excluding income taxes payable                      2,930,390                 2,713,583
          Increase in income taxes payable                                     304,628                   313,860
                                                                  --------------------       -------------------

            Net Cash Provided by Operating Activities                       48,563,763                38,073,509
                                                                  --------------------       -------------------

    Cash Flows From Investing Activities:
      Additions to property and equipment                                  (34,907,498)             (170,942,213)
      Proceeds from the sale of property and equipment                       3,914,578                 1,294,383
      Net cash received (distributed) as operator
        of oil and gas properties                                            4,177,050               (11,210,890)
      Net cash received (distributed) as operator
        of partnerships and joint ventures                                   4,261,642                 1,706,423
      Limited partnership formation and marketing costs                       (855,632)                 (407,957)
      Other                                                                   (326,799)                  (95,752)
                                                                  --------------------       -------------------
            Net Cash Used in Investing Activities                          (23,736,659)             (179,656,006)
                                                                  --------------------       -------------------

    Cash Flows From Financing Activities:
      Proceeds from senior subordinated notes                              124,054,369                       ---
      Net proceeds from (payments of) bank borrowings                     (146,200,000)              143,585,000
      Net proceeds from issuances of common stock                           42,794,224                 1,192,811
      Purchase of  treasury stock                                           (1,462,740)               (3,050,459)
      Payments of debt issuance costs                                       (3,501,441)                 (540,671)
                                                                  --------------------       -------------------
            Net Cash Provided by Financing Activities                       15,684,412               141,186,681
                                                                  --------------------       -------------------

    Net Increase (Decrease) in Cash and Cash Equivalents                    40,511,516                  (395,816)

    Cash and Cash Equivalents at Beginning of Period                         1,630,649                 2,047,332
                                                                  --------------------       -------------------

    Cash and Cash Equivalents at End of Period                    $         42,142,165       $         1,651,516
                                                                  ====================       ===================

    Supplemental disclosures of cash flows information:

    Cash paid during period for interest, net of amounts
      capitalized                                                 $          6,180,930       $         3,292,789
    Cash paid during period for income taxes                      $                ---       $            36,186


   See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


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

         The cost of unproved properties not being amortized is assessed quarterly, on a country by country basis, to determine whether such properties have been impaired. Any impairment assessed is added to the cost of proved properties being amortized and is therefore subject to the Ceiling Test. Because our international initiatives have not yet resulted in the discovery of any proved reserves, to the extent costs accumulated in our international initiatives are determined by management to be costs that will not result in the addition of proved reserves, any impairment determined by management will be charged to income. In determining whether such costs should be impaired, our management evaluates, among other factors, the results of drilling, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, the political stability in the countries in which we have an investment, and available geological and geophysical information.

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

      Hedging Activities

         Our revenues are primarily the result of sales of our oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, we do engage periodically in certain limited hedging activities, but only to the extent of buying protection price floors for portions of our and the limited partnerships' oil and natural gas production. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any period presented. The costs to purchase put options are amortized over the option period. The costs related to 1999 hedging activities through September 30, 1999 totaled approximately $803,200 with benefits of approximately $348,400 having been received, resulting in a net cash outflow of approximately $454,800, or $0.011 per Mcfe. The costs related to open contracts as of September 30, 1999 totaled approximately $106,500, which is our maximum exposure under these contracts. These open contracts had a fair market value of $9,000 at September 30, 1999.

      Earnings Per Share

         Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods.

         The calculation of diluted earnings per share ("Diluted EPS") assumes conversion of our convertible notes as of the beginning of the respective periods and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise of stock options and warrants (using the treasury stock method). Certain of our stock options that would potentially dilute Basic EPS in the future were not included in the computation of

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998



      Diluted EPS because to do so would have been antidilutive for the periods presented except for the three month period ended September 30, 1999. The following is a reconciliation of the calculation of Basic and Diluted EPS for the three-month and nine-month periods ended September 30, 1999:

                                                             Three Months Ended September 30,1999
                                                     --------------------------------------------------
                                                             Net                            Per Share
                                                           Income          Shares             Amount
                                                     ----------------  --------------    --------------
     Basic EPS:
     Net Income and Share Amounts                    $      7,107,637       19,069,848   $          .37

     Dilutive Securities:
     Convertible Notes                                      1,230,527        3,646,847
     Stock Options                                                ---          222,286
                                                     ----------------  ---------------

     Diluted EPS:
     Net Income and Assumed
        Share Conversions                            $      8,338,164       22,938,981   $          .36
                                                     ================  ===============   ==============


                                                              Nine Months Ended September 30,1999
                                                     --------------------------------------------------
                                                            Net                             Per Share
                                                          Income          Shares              Amount
                                                     ----------------  ---------------   --------------
     Basic EPS:
     Net Income and Share Amounts                    $     11,541,419       17,125,937   $          .67

     Dilutive Securities:
     Convertible Notes (1)                                  3,715,567        3,646,847
     Stock Options (1)                                            ---          222,286
                                                     ----------------  ---------------

     Diluted EPS:
     Net Income and Assumed
        Share Conversions                            $     15,256,986       20,995,070   $          .67
                                                     ================  ===============   ==============

         (1) The convertible notes and the stock options are antidilutive in this period.


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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998



(3)   LONG-TERM DEBT

         Under our $250.0 million revolving credit facility with a syndicate of ten banks, at September 30, 1999, we had no outstanding borrowings, as previous borrowings had been paid in full during August with proceeds from our third quarter concurrent public offerings of senior subordinated notes and common stock. At December 31, 1998, we had outstanding borrowings of $146.2 million under our borrowing arrangements. At September 30, 1999, the credit facility consisted of a $250.0 million revolving line of credit with a $140 million borrowing base. The interest rate is either (a) the lead bank's prime rate (8.25% at September 30, 1999) or (b) the adjusted
      London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on our ratio of outstanding balance on the credit facility to the last calculated borrowing base.

         The terms of the credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The borrowing base is redetermined at least every six months and is currently under its November review which had not been completed as of the date of this report. We have requested that the credit facility be reduced from $250.0 million to $225.0 million and for the $140.0 million borrowing base to be reduced to $100.0 million. The reduction in the borrowing base was requested in order to reduce the amount of commitment fees paid on this facility. By its terms, the credit facility extends until August 2002.

         The Company's convertible notes at September 30, 1999 consist of $115,000,000 of 6.25% Convertible Subordinated Notes due 2006. The notes were issued on November 25, 1996, and will mature on November 15, 2006. The notes are unsecured and convertible into common stock of the Company at the option of the holders at any time prior to maturity at an adjusted conversion price of $31.534 per share, subject to adjustment upon the occurrence of certain events. The original conversion price of $34.6875 was adjusted downward to reflect the October 1997 10% stock dividend. Interest on the notes is payable semiannually on May 15 and November 15, and commenced with the first payment on May 15, 1997. On or after November 15, 1999, the notes are redeemable for cash at the option of the Company, with certain restrictions, at 104.375% of principal, declining to 100.625% in 2005. Upon certain changes in control of the Company, if the price of the Company's common stock is not above certain levels, each holder of notes will have the right to require the Company to repurchase the notes at 101% of the principal amount thereof, together with accrued and unpaid interest to the date of repurchase, but after the repayment of any Senior Indebtedness, as defined.

         The Company's senior notes at September 30, 1999 consist of $125,000,000 of 10.25% Senior Subordinated Notes due 2009. The notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the notes is payable semiannually on February 1 and August 1, and commences with the first payment on February 1, 2000. On or after August 1, 2004, the notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. In addition, prior to August 1, 2002, we may redeem up to 33.33% of the notes with the proceeds of qualified

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


      offerings of our equity at 110.25% of the principal amount of the notes, together with accrued and unpaid interest. Upon certain changes in control of the Company, each holder of notes will have the right to require the Company to repurchase the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

(4)    STOCKHOLDERS' EQUITY

         In August of 1999, we sold 4.6 million shares of common stock in a public offering for $9.75 per share, with net proceeds of approximately $42.1 million.

(5)   ACQUISITION OF PROPERTIES

         We purchased oil and gas interests in the Brookeland and Masters Creek Fields from Sonat Exploration Company in the third quarter of 1998 for approximately $85.5 million in cash. Of this purchase price, $55.2 million was allocated to producing properties, $15.0 million to 20% interests in two natural gas processing plants, and $15.3 million to leasehold properties.

         As of December 31, 1998, estimated proved reserves for these acquired properties were 130.5 Bcfe, of which approximately 58% were natural gas, and 59% were proved undeveloped. At such date the properties included 162 producing wells in the Brookeland Field in Southeast Texas and the Masters Creek Field in Western Louisiana, 23 saltwater disposal wells, a 20% interest in two natural gas plants, associated production facilities, and working interests in approximately 444,000 net acres. Swift has become operator of 115 of the 162 wells. Our production on these properties amounted to approximately 11.6 Bcfe in 1998 and 17.5 Bcfe in the first nine months of 1999, of which 56% was oil in each of these periods. The two gas plants are operated by a third party and have combined capacity of 250 MMcfe per day.

         This acquisition was accounted for by the purchase method and was incorporated into our results of operations in the third quarter of 1998. The following unaudited pro forma supplemental information presents consolidated results of operations as if this acquisition had occurred 14 on January 1, 1998:

                                                                Nine Months
                                                            Ended September 30,
                                                                   1998
                                                           --------------------
       (Thousands, except per share amounts)                     (Unaudited)
       Revenue                                             $       90,299
       Net Income Before Non-Cash Charge                   $       16,017
       Net Loss                                            $      (43,893)

       Per Share Amounts-

          Basic                                            $        (2.66)
          Diluted                                          $        (2.66)

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

(6) FOREIGN ACTIVITIES

         New Zealand. Since October 1995, the New Zealand Minister of Energy has issued to Swift two petroleum exploration permits. The first permit covered approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covered approximately 69,300 adjacent acres. A wholly-owned subsidiary, Swift Energy New Zealand Limited, formed in late 1997, conducts our New Zealand activities and owns the interest in the permits. In March 1998, we surrendered approximately 46,400 acres covered in the first permit, and the remaining acreage has been included as an extension of the area covered in the second permit, leaving us with only one expanded permit. On October 18, 1999, this expanded permit was again extended to include approximately 12,800 adjacent offshore acres. This permit now contains approximately 100,700 acres. Under the terms of the expanded permit, we were required to commence drilling one exploratory well prior to August 12, 1999.

          We spudded an exploratory well in July which has been drilled to its total depth. While drilling, hydrocarbon shows were encountered and further evaluation of the well will be done through production tests. The production tests are expected to commence in mid- November. Our portion of the drilling costs incurred at September 30, 1999 are approximately $4.6 million. We expect to conclude the production tests of this well during the fourth quarter of 1999, with our portion of such costs estimated to be $1.4 million. Should this exploratory well fail to discover economic reserves, in the fourth quarter of 1999 we would be required to charge against earnings the drilling costs plus a portion of the capitalized costs in the unproved properties portion of oil and gas properties, with the estimated potential aggregate impairment currently estimated to total up to $7.5 million. We have fulfilled all other obligations under the permit.

         On October 23, 1998, we entered into separate agreements with Marabella Enterprises Ltd., a subsidiary of Bligh Oil & Minerals N.L., an Australian company, under which we obtained from Marabella a 25% working interest in another New Zealand petroleum exploration permit and under which Marabella became a 5% participant in our permit. During the fourth quarter of 1998, Marabella drilled an unsuccessful exploration well on its permit. Accordingly, we charged $400,000 against earnings, representing our costs of such well. We also agreed in principle to participate with Marabella in an additional permit as a 17.5% working interest owner. Additionally, Swift obtained a 7.5% working interest in another New Zealand permit from Antrim Oil and Gas Limited, a Canadian company, and Antrim became a 5% participant in our permit. An exploratory well was drilled and temporarily abandoned on Antrim's permit during the second quarter of 1999, and we charged our $290,000 portion of the costs on this well against earnings in that quarter. As of September 30, 1999, our investment in New Zealand totaled approximately $9.1 million. We have included these costs in the unproved properties portion of oil and gas properties.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GENERAL

         Over the last several years, we have emphasized adding reserves through drilling activity. We also add reserves through strategic purchases of producing properties when oil and gas prices are lower and other market conditions are appropriate, as we did in the third quarter of 1998 with the purchase of the Masters Creek and Brookeland Fields from Sonat Exploration Company. In 1996, 1997, and 1998, we used this flexible strategy of employing both drilling and acquisitions to add more reserves than we depleted through production. Our revenues are primarily from oil and gas sales attributable to properties in which we own a direct or indirect interest.

      LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1999, we relied upon our internally generated cash flows of $48.6 million to fund capital expenditures of $34.9 million. We expect internally generated cash flows, together with the remaining net proceeds of approximately $26.6 million from our third quarter public sale of senior notes and common stock, to provide cash and working capital through the remainder of 1999. During 1998, we used $138.3 million borrowed under our credit facilities, along with our internal cash flows of $54.2 million, to fund capital expenditures of $183.8 million.

         Net Cash Provided by Operating Activities. For the first nine months of 1999, net cash provided by our operating activities increased by 28% to $48.6 million, as compared to $38.1 million during the first nine months a year earlier. The 1999 increase of $10.5 million was primarily due to $20.1 million of additional oil and gas sales. However, this increase was substantially offset by the $4.8 million increase in oil and gas production costs and the $5.0 million increase in interest expense.

         Financing Activities. In August 1999, in two concurrent public offerings, we sold $125.0 million of 10.25% Senior Subordinated Notes and
      4.6 million shares of common stock for $44.9 million. The notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. Proceeds from the two offerings were used to repay all of our bank borrowings ($136.0 million on August 4, 1999). The remainder of the proceeds will be used, together with internally generated cash flows, to fund capital expenditures and working capital needs through 1999. The principal terms of these notes are more fully described in Note 3 to our condensed consolidated financial statements.

         Credit Facility. At September 30, 1999, we had no outstanding borrowings under our credit facility. At December 31, 1998, we had outstanding borrowings of $146.2 million under that facility. At September 30, 1999, our credit facility consists of a $250.0 million revolving line of credit with a $140.0 borrowing base. Our $250.0 million revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are currently in compliance with the provisions of this agreement.

         Debt Maturities. The credit facility extends until August 18, 2002. Our $115.0 million convertible notes mature November 15, 2006. Our $125.0 million senior notes mature August 1, 2009.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Working Capital. Our working capital increased from $3.8 million at December 31, 1998, to $36.6 million at September 30, 1999, primarily due to $26.6 million of remaining proceeds from our third quarter 1999 public offerings of common stock and senior notes, and due to our internally generated funds exceeding our capital expenditures during that period.

         Due to the nature of our business, the individual components of our working capital fluctuate considerably from period to period. We incur significant working capital requirements in our role as operator of approximately 770 wells and in our drilling and acquisition activities. In this capacity, we are responsible for certain day-to-day cash management, including the collection and disbursement of oil and gas revenues and related expenses.

         Common Stock Repurchase Program. In March 1997, we commenced a common stock repurchase program which terminated pursuant to its terms as of June 30, 1999. We have spent $13.3 million through June 30, 1999 to acquire 927,774 shares at an average cost of $14.34 per share. In March 1999, we used 68,318 shares of common stock held as treasury stock to fund our employer liability in the 401(k) program for our employees.

         Capital Expenditures. During the first nine months of 1999, we used $34.9 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

      o   $25.0 million for drilling costs, both development and exploratory;

      o   $8.8  million  of  domestic  prospect  costs,   principally   prospect
          leasehold, seismic and geological costs of unproved prospects for our account;

      o   $0.7 million invested in New Zealand; and

      o $0.4 million spent primarily for computer equipment, software and furniture and fixtures.

         In the remaining three months of 1999, we expect to spend approximately $30.0 million on capital expenditures, including investments in all areas in which investments were made during the first nine months of the year as described above. Eighteen wells were drilled in the first nine months of 1999, and thirteen were successful. Twelve of the successful wells were development wells. For the remaining three months of 1999, we anticipate drilling an additional 13 wells, made up of 11 development wells and two exploratory wells. We estimate capital expenditures for 1999 to be approximately $65 million, an increase from the original 1999 budget of $54 million, but still substantially lower than budgets in prior years. This upward adjustment in the 1999 capital expenditures budget is in response to the recent improvement in commodity prices. Approximately $50 million of the revised 1999 budget is allocated to drilling, primarily in our core fields. The remaining $15 million is targeted principally for leasehold, seismic and geological costs of unproved properties. We believe that 1999's anticipated internally generated cash flows, together with the unspent proceeds from our third quarter financing activities, will be sufficient to finance the costs associated with our currently budgeted remaining 1999 capital expenditures. We anticipate that our 2000 capital expenditures budget will be in excess of the revised 1999 budget, also in response to the recent improvements in commodity prices.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      RESULTS OF OPERATIONS - Three Months Ended September 30, 1999 and 1998

         Revenues. Our revenues increased 27% during the third quarter of 1999 as compared to the same period in 1998. This increase was caused by growth in our oil and gas sales, which resulted from the 55% increase in oil prices received and the 48% increase in gas prices received.

         Oil and Gas Sales. Our oil and gas sales increased 29% to $30.7 million in the third quarter of 1999, compared to $23.9 million for the comparable period in 1998. Our natural gas production decreased 15% and oil production decreased 12% resulting in a 14%, or 1.7 Bcfe, decrease over volumes in the same period in 1998. These volume decreases were more than offset by the increased prices received. The decrease in production volumes resulted primarily from our decision to reduce development drilling during the latter part of 1998 and the first half of 1999 due to low oil and gas prices. Additionally, several new Masters Creek wells, with their high initial rates of production, were placed into production last year during the third quarter.

         Our $6.8 million increase in oil and gas sales during the third quarter of 1999 resulted from:

      o Price increases which had a favorable impact on sales of $10.2 million, with $6.2 million of the increase coming from the increase in average gas prices received and $4.0 million coming from the increase in average oil prices received; offset by

      o Volume decreases which had an unfavorable impact on sales of $3.4 million, with $2.4 million of the decrease coming from the 1.2 Bcf decrease in gas sales volumes and $1.0 million of the decrease coming from the 83,000 barrel decrease in oil sales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes for the third quarter periods of 1999 and 1998.

           Field                         Revenues (In Millions)       Net Sales Volumes (Bcfe)
           -----                       -------------------------      ------------------------
                                        1999               1998        1999             1998
                                        ----               ----        ----             ----
           AWP Olmos                   $ 8.8              $ 8.5        3.2              4.1
           Brookeland                  $ 4.3              $ 3.7        1.3              1.8
           Giddings                    $ 2.5              $ 2.7        0.9              1.6
           Masters Creek               $13.2              $ 8.2        4.1              3.8

         Due to the decrease in the 1999 capital expenditures budget, and the resulting curtailment of drilling, the natural production decline in three of these fields was not offset by newly developed production.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The following table provides additional information regarding our oil and gas sales:

                                              Net Sales Volume              Average Sales Price
                                           ----------------------         -------------------------
                                           Oil (Bbl)    Gas (Mcf)         Oil (Bbl)       Gas (Mcf)
                                           ---------    ---------         ---------       ---------
        1998
        ----
        Three Months Ended
        September 30,                       695,434     8,076,988          $11.94           $1.93

        1999
        ----
        Three Months Ended
        September 30,                       611,948     6,838,924          $18.46           $2.84

         Costs and Expenses. Our general and administrative expenses for the third quarter of 1999 decreased slightly when compared to the same period in 1998. However, our general and administrative expenses per Mcfe produced increased from $0.09 per Mcfe for the third quarter of 1998 to $0.10 per Mcfe for the comparable period in 1999 as production volumes decreased as described above. Supervision fees netted from general and administrative expenses for the third quarter of 1999 were $0.8 million and for the same period of 1998 were $0.6 million.

         Depreciation, depletion and amortization of our assets, or DD&A, decreased 22% or approximately $2.9 million for the third quarter of 1999. This was primarily due to additions to our reserves and associated costs and to the related 14% decrease in production volumes. Our DD&A rate per Mcfe of production decreased from $1.09 per Mcfe in the third quarter of 1998 to $0.99 per Mcfe in the same 1999 period.

         Our production costs per Mcfe increased to $0.49 per Mcfe in the third quarter of 1999 from $0.33 per Mcfe in the same 1998 period. Increased severance taxes resulting from higher commodity prices and the expiration of certain specific well severance tax exemptions, along with an increase in planned remedial well work contributed to the $1.1 million, or 27% increase. While the planned remedial well work is expected to increase production on those wells in the future, these costs are expensed as incurred. Supervision fees netted from production costs for the third quarter of 1999 were $0.8 million and for the same period of 1998 were $0.6 million.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was the same in the third quarter of 1999 and 1998, totaling $1.9 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.1 million in the third quarter of 1999, compared to $1.9 million for our credit facilities in the same 1998 period. Interest expense and discount on our newly issued senior notes due 2009, including amortization of debt issuance costs, totaled $2.0 million in 1999 only. Thus, 1999 total interest charges were $5.0 million, of which $1.2 million was capitalized. In the third quarter of 1998, these charges totaled $3.8 million, of which $1.4 million was capitalized. We capitalized that portion of interest related to our exploration, partnership and foreign business development activities. The increase in interest expense in 1999 is attributable to the increase in amounts outstanding and to the higher interest rate on our new senior notes.

         Net Income. Our net income for the third quarter of 1999 of $7.1 million and Basic EPS of $0.37 were 187% and 145% higher than net income of $2.5 million and Basic EPS of $0.15 before the non-cash charge taken in the third quarter of 1998. This increase primarily

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      reflected the effect of the increased oil and gas prices received in the 1999 period, as discussed above. The non-cash charge, necessitated by the low oil and gas prices experienced at the end of September 1998, resulted in a net loss of $57.4 million or $3.50 basic loss per share in the third quarter of 1998.

      RESULTS OF OPERATIONS - Nine Months Ended September 30, 1999 and 1998

         Revenues. Our revenues increased 34% during the first nine months of 1999 as compared to the same period in 1998. This increase was caused by growth in our oil and gas sales, which resulted from increases in production volumes and increases in both oil and gas prices.

         Oil and Gas Sales. Our oil and gas sales increased 36% to $75.4 million in the first nine months of 1999, compared to $55.3 million for the comparable period in 1998. Our gas production increased 3% and oil production increased 84% primarily due to production from the Brookeland and Masters Creek Fields, which were acquired in the third quarter of 1998. Our net sales volume in the first nine months of 1999 increased by 23%, or 6.1 Bcfe, over volumes in the same period in 1998. A 6% increase in gas prices and a 23% increase in oil prices between the two periods were significant factors contributing to these increased revenues.

         Our $20.1 million increase in oil and gas sales during the first nine months of 1999 resulted from:

      o Volume increases which added $12.2 million of sales, with $1.4 million of the increase coming from the 0.7 Bcf increase in gas sales volumes and $10.8 million of the increase coming from the 903,000 barrel increase in oil sales volumes; and

      o Price variances which added $7.9 million of sales, with $2.5 million of the increase coming from the increase in average gas prices received and $5.4 million of the increase coming from the increase in average oil prices received.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes for the nine-month periods of 1999 and 1998.

             Field                     Revenues (In Millions)      Net Sales Volumes (Bcfe)
             -----                     ----------------------      ------------------------
                                        1999           1998         1999             1998
                                        ----           ----         ----             ----
             AWP Olmos                 $ 22.7         $ 25.7        10.1             11.9
             Brookeland                $ 10.1         $  3.7         4.3              1.8
             Giddings                  $  6.1         $ 11.6         2.9              5.5
             Masters Creek             $ 32.5         $  8.2        13.2              3.8

         Our acquisition of interests in the Masters Creek and Brookeland Fields, which have a higher percentage of production from oil, has decreased the predominance of gas in our production mix from 84% in 1998 prior to the acquisition to 64% in the first nine months of 1999. Even though we scaled back our 1999 capital expenditures budget from budgeted amounts in prior years, we expect oil and gas sales volumes to increase in 1999 when

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      compared to 1998, primarily due to the full year of production from the Masters Creek and Brookeland Fields, as the 1998 amounts above from these two fields includes production only from the third quarter. However, due to the decrease in the 1999 capital expenditures budget, and the resulting curtailment of drilling in the Giddings Field and the AWP Olmos Field, the natural production decline in these fields were not offset by newly developed production.

         Thefollowing table provides additional information regarding our oil and gas sales:

                                                             Net Sales Volume                 Average Sales Price
                                                        ----------------------------        -----------------------
                                                        Oil (Bbl)          Gas (Mcf)        Oil (Bbl)     Gas (Mcf)
                                                        ---------         ----------        ---------     ---------
       1998
       ----
       Three Months Ended 3-31-98                         195,114          5,858,509         $12.61          $2.28
       Three Months Ended 6-30-98                         190,225          6,159,255         $11.20          $2.20
       Three Months Ended 9-30-98                         695,434          8,076,988         $11.94          $1.93
                                                        ---------         ----------
         Nine Months Ended 9-30-98                      1,080,773         20,094,752         $11.93          $2.11

       1999
       ----
       Three Months Ended 3-31-99                         727,810          7,224,188         $10.87          $1.82
       Three Months Ended 6-30-99                         644,323          6,688,316         $15.25          $2.05
       Three Months Ended 9-30-99                         611,948          6,838,924         $18.46          $2.84
                                                        ---------         ----------
         Nine Months Ended 9-30-99                      1,984,081         20,751,428         $14.64          $2.23

         Costs and Expenses. Our general and administrative expenses for the first nine months of 1999 increased approximately $0.4 million, when compared to the same period in 1998. However, our general and administrative expenses per Mcfe produced decreased by 7% from $0.11 per Mcfe for the first nine months of 1998 to $0.10 per Mcfe for the comparable period in 1999. Supervision fees netted from general and administrative expenses for the first nine months of 1999 were $2.4 million and for the same period of 1998 were $2.0 million.

         Depreciation, depletion and amortization of our assets, or DD&A, increased 16% or approximately $4.3 million for the first nine months of 1999. This was primarily due to additions to our reserves and associated costs and to the related 23% increase in production volumes from the added reserves, primarily resulting from the Sonat acquisition. Our DD&A rate per Mcfe of production has decreased from $1.03 per Mcfe in the first nine months of 1998 to $0.97 per Mcfe in the same 1999 period.

         Oil and gas production costs increased by 53%, or approximately $4.8 million, in the first nine months of 1999 when compared to the first nine months of 1998. Our production costs per Mcfe increased to $0.42 per Mcfe in the first nine months of 1999 from $0.34 per Mcfe in the same 1998 period. This increase is primarily due to the 23% increase in our production volumes, increased severance taxes resulting from higher commodity prices and the expiration of certain specific well severance tax exemptions, along with an increase in planned remedial well work. While the planned remedial well work is expected to increase production on those wells in the future, these costs are expensed as incurred. Supervision fees netted from production costs for the first nine months of 1999 were $2.4 million and for the first nine months of 1998 were $2.0 million.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was the same in the first nine months of 1999 and in 1998, totaling $5.7 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $6.0 million in the first nine months of 1999, compared to $2.9 million for our credit facilities in the same 1998 period. Interest expense and discount

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      on our newly issued senior notes due 2009, including amortization of debt issuance costs, totaled $2.0 million in 1999 only. Thus, 1999 total interest charges were $13.7 million, of which $3.3 million was capitalized. In the first nine months of 1998, these charges totaled $8.6 million, of which $3.2 million was capitalized. We capitalized that portion of interest related to our exploration, partnership and foreign business development activities. The increase in interest expense in 1999 is attributable to the increase in amounts outstanding to fund our 1998 capital expenditures which included the Toledo Bend acquisition in the third quarter of 1998.

         Net Income. Our net income for the first nine months of 1999 of $11.5 million and Basic EPS of $0.67 were 34% and 28% higher, respectively than net income of $8.6 million and Basic EPS of $0.52 before the non-cash charge taken in the third quarter of 1998. This increase primarily reflected the effect of the increased production volumes and prices received, as discussed above. Oil and gas prices have risen rapidly since the middle of the second quarter of this year, which is reflected by the third quarter net income representing 62% of net income for the nine month period. The non-cash charge, necessitated by low oil and gas prices experienced at the end of September 1998, resulted in a net loss of $51.3 million or $3.11 basic loss per share in the nine-month 1998 period.

         Year 2000. The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs cannot distinguish between the years 1900 and 2000. Errors of this type can result in systems failures, miscalculations and the disruption of normal business activities. We formed a task force during 1998 to address the Year 2000 issue and to prepare our business systems for the Year 2000. This task force developed our Year 2000 program which includes testing our in-house business systems and field operations systems, reviewing Year 2000 compliance certifications and reports issued by third parties, upgrading or replacing noncompliance systems and preparing a contingency plan for unforeseen difficulties. We are continuing to implement this plan in an effort to make our operations capable of addressing the Year 2000.

         Our in-house business systems are almost entirely comprised of off-the-shelf software. We identified and tested all in-house software which was not certified by the licensor as Year 2000 compliant. To date, with minor exceptions these systems have been either tested, certified as compliant by the licensor of the software, or categorized as not date specific. During the testing phase we identified the software which experienced difficulties addressing the Year 2000. We solved most of these potential Year 2000 problems by upgrading or replacing this software, which we test as it is installed. We have not experienced any material system disruption during testing procedures, and based on testing and remedial activities, we believe that we have resolved potential Year 2000 problems concerning our financial and administrative systems. We have completed testing and are awaiting additional certification documentation from licensors but will continue remedial actions as needed.

         Our core business function consists of oil and gas exploration. The systems and equipment which perform these functions are primarily non-information technology systems which are not date specific. Therefore, although we cannot predict all effects of the Year 2000 issue, we expect that our field operation systems will continue to perform normally when faced with the Year 2000. In the event of unforeseen Year 2000 difficulties, employees can manually perform most, if not all, in-house functions, although such acts may require additional time to perform. Our most reasonably likely worst case scenario would therefore involve a prolonged disruption of external power sources upon which our core field operations equipment relies. Such a disruption could result in a substantial decrease in our

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      oil and gas production activities. Although we maintain limited on-site secondary power supplies such as generators, it is not economically feasible to maintain a secondary power supply to fully replace primary power for all field operations systems. A prolonged interruption could materially affect our operations, liquidity or capital resources.

         In our business, we also depend on third parties such as pipeline operators to whom we sell natural gas, customers and suppliers, any one of whom could be prone to Year 2000 problems that we cannot assess or detect. We have contacted our major purchasers, customers, suppliers, financial institutions and others with whom we conduct business to assess their Year 2000 program and to inform them of our Year 2000 review. Over 60% have responded that they are compliant, while the remainder continue their progress and expect to complete their reviews prior to the end of 1999. We cannot be certain that such third parties will appropriately address the Year 2000 issue or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on our business, financial condition or operating results.

         Based on these third party representations and results of our testing phase, we are continuing to develop our contingency plan, such as using on-site generators and identifying substitute suppliers. We do not believe that costs incurred to address the Year 2000 issue will have a material effect on our results of operations or our liquidity and financial condition. We estimate our total cost to address the Year 2000 issue to be less than $150,000, most of which was spent during the testing phase. We have used and will continue to use both internal and external resources to complete our Year 2000 program and perform tasks necessary to address the Year 2000 problem.

                           Forward Looking Statements

         The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "predict," "anticipate," "projected," "should," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and our financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of us, including those regarding our financial results, levels of oil and gas production or revenues, capital expenditures, and capital resource activities. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for our oil and natural gas; the uncertainty of drilling results and reserve estimates; operating hazards; requirements for capital; general economic conditions; competition and government regulations; as well as the risks and uncertainties discussed herein, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in our other public reports, filings and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings -

           From time to time, litigation arises in the ordinary course of Swift's oil and gas drilling and production activities. In early 1997, Swift and the Lower Colorado River authority, the LCRA, filed claims against each other in the 155th Judicial District Court of Fayette County, Texas, over the interpretation of an oil and gas farmout agreement from LCRA to Swift covering land in Fayette County, Texas. Swift originally sued to force LCRA to assign to Swift leases which LCRA had refused to assign, covering wells successfully drilled by Swift on the farmout acreage, and seeking declaration as to the parties' interest in the properties involved. LCRA counterclaimed for damages and claimed fraud and conversion, plus conspiracy to convert oil and gas among Swift, certain of its officers and managed partnerships. The parties have tentatively settled this litigation during a mediation held in late May 1999, although this settlement has not been finalized. Swift does not believe that the ultimate resolution of this case will have a material adverse impact upon its financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information -

           A. Earl Swift has indicated a desire to retire as Swift's chief executive officer during the fourth quarter of 2000, rather than his intention announced earlier this year to retire in late 1999. Mr. Swift intends to remain as chairman of the board of directors. The board of directors has commenced its search for Mr. Swift's replacement as chief executive officer.

Item 6.    Exhibits & Reports on Form 8-K -

    (a)    Documents filed as part of the report

          (3)    Exhibits

                 12  Swift Energy Company Ratio of Earnings to Fixed Charges.

    (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

          (1) Form 8-K dated July 30, 1999, filed under Item 5-Other Events and under Item 7-Financial Statements and Exhibits, filed for the purpose of including the statement of Eligibility, and Qualification on Form T-1 under the Trust Indenture Act of 1939 of Bank One, N.A., to serve as Trustee of an offering of $125,000,000 principal amount of 10.25% Senior Subordinated Notes Due 2009 (the "Senior Notes") under a shelf registration statement (No. 333-81651) declared effective by the Commission July 9, 1999.

          (2) Form 8-K dated August 4, 1999 filed under Item 5-Other Events and under Item 7-Financial Statements and Exhibits filed for the purpose of including exhibits to

                              SWIFT ENERGY COMPANY
                     PART II. - OTHER INFORMATION-CONTINUED


                  the above-listed shelf registration statement and the offering thereunder of the Senior Notes and 4.6 million shares of Swift common stock. The exhibits filed were underwriting agreements for both offerings, a form of supplemental indenture covering the Senior Notes, legal opinions covering the legality of the Senior Notes and common stock, a third amendment to Swift's credit agreement and a letter agreement amending that credit agreement.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SWIFT ENERGY COMPANY


                                           (Registrant)

Date:     November 12, 1999                By:      (Original Signed By)
      --------------------------           -------------------------------------
                                           John R. Alden
                                           Sr. Vice President - Finance
                                           Chief Financial Officer, Secretary


Date:     November 12, 1999                By:      (Original Signed By)
      -------------------------            -------------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President,
                                           Controller and Principal
                                           Accounting Officer

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                                          Nine Months Ended September 30,
                                                                       ------------------------------------
                                                                             1999                1998
                                                                       -----------------    ---------------
    GROSS G&A                                                                 15,406,200         15,752,533
    NET G&A                                                                    3,347,941          2,939,076
    INTEREST EXPENSE                                                          10,402,426          5,355,269
    RENT EXPENSE                                                                 970,876            837,429
    NET INCOME BEFORE TAXES                                                   17,626,650        (77,946,644)
    CAPITALIZED INTEREST                                                       2,993,868          2,899,618
    DEPLETED CAPITALIZED INTEREST                                                261,363            219,198


                          CALCULATED DATA
    -----------------------------------------------------------

    UNALLOCATED G&A (%)                                                           21.73%             18.66%
    NON-CAPITAL RENT EXPENSE                                                     210,982            156,246
    1/3 NON-CAPITAL RENT EXPENSE                                                  70,327             52,082
    FIXED CHARGES                                                             13,466,621          8,306,969
    EARNINGS                                                                  28,360,767        (72,320,095)

    RATIO OF EARNINGS TO FIXED CHARGES                                              2.11                ---
                                                                       =================    ===============



         For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense, capitalized interest, amortization of debt issuance costs and discounts, and that portion of non-capitalized rental expense deemed to be the equivalent of interest. Earnings represents income before income taxes from continuing operations before fixed charges. Due to the $90.8 million non-cash charge incurred in the third quarter of 1998 caused by a write-down in the carrying value of oil and gas properties, nine months ended September 30, 1998 earnings are insufficient by $80.6 million to cover fixed charges in this period. If the $90.8 million non-cash charge is excluded, the ratio of earnings to fixed charges would have been 2.22 for the nine months ended September 30, 1998.