Form 10-K405
period 1999-12-31
SWIFT ENERGY CO
filed 2000-03-30
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates at March 15, 2000 was approximately $234,483,000.

The number of shares of common stock outstanding as of December 31, 1999 was 20,823,729 shares of common stock, $.01 par value.

                       Documents Incorporated by Reference

Document                                            Incorporated as to

Notice and Proxy Statement for the Annual           Part III, Items 10, 11, 12,
Meeting of Shareholders to be held May 9, 2000            and 13

Form 10-K
Swift Energy Company and Subsidiaries

10-K Part and Item No.                                           Page

Part I

   Item 1.    Business                                             3

   Item 2.    Properties                                           3

   Item 3.    Legal Proceedings                                   15

   Item 4.    Submission of Matters to a Vote of
              Security Holders                                    15

Part II

   Item 5.    Market for the Registrant's Common
              Equity and Related Stockholder Matters              15

   Item 6.    Selected Financial Data                             16

   Item 7.    Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                           18

   Item 7A.   Quantitative and Qualitative Disclosures
              About Market Risk                                   23

   Item 8.    Financial Statements and Supple-
              mentary Data                                        25

   Item 9.    Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                47

Part III

   Item 10.   Directors and Executive Officers of
              the Registrant (1)                                  47

   Item 11.   Executive Compensation (1)                          47

   Item 12.   Security Ownership of Certain Bene-
              ficial Owners and Management (1)                    47

   Item 13.   Certain Relationships and Related
              Transactions (1)                                    47

Part IV

   Item 14.   Exhibits, Financial Statement
              Schedules and Reports on Form 8-K                   48

     (1) Incorporated by reference from Notice and Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2000.

                                     PART I

Items 1 and 2. Business and Properties

     See pages 13 and 14 for explanations of abbreviations and terms used herein.

General

     Swift Energy Company, a Texas corporation formed in October 1979, engages in the development, exploration, acquisition, and operation of oil and gas properties with a primary focus on U.S. onshore natural gas reserves located in Texas and Louisiana. As of December 31, 1999, we had interests in 1,557 wells located in eight states. We operated 769 of these wells representing 93% our proved reserves. At year-end 1999, we had estimated proved reserves of 454.8 Bcfe, of which approximately 73% was natural gas and 49% was proved developed. Our proved reserves are concentrated 69% in Texas and 28% in Louisiana.

     We currently focus primarily on development and exploration in four core areas:

                                                             % of Year-End               % of 1999
              Area              Location                  1999 Proved Reserves          Production
    --------------------     ---------------------    ---------------------------    ----------------
    AWP Olmos                South Texas                         46%                       30%
    Brookeland               East Texas                          16%                       13%
    Giddings                 South-Central Texas                  6%                        9%
    Masters Creek            West Louisiana                      27%                       41%
                                                      ---------------------------     ---------------
           % of Total                                            95%                       93%


     The AWP Olmos area is characterized by long-lived reserves that we expect to be steadily produced over a long period of time. The Brookeland, Giddings, and Masters Creek areas are characterized by shorter-lived reserves with high initial rates of production that decline rapidly. We believe these shorter-lived reserves complement our long-lived reserves in the AWP Olmos area. Based on 1999 year-end proved reserves and 1999 production, our average reserve life was 10.6 years.

     We purchased interests in the Brookeland and Masters Creek areas from Sonat Exploration Company in the third quarter of 1998 for approximately $85.8 million in cash. Of this purchase price, $55.5 million was spent for producing properties, $15.0 million for 20% interests in two natural gas processing plants, and $15.3 million for leasehold properties. This acquisition extended our holdings in the Austin Chalk formation. Additionally, in late December 1999, we purchased additional working interests in the Masters Creek area from Dominion Reserves, Inc., for approximately $14.0 million and from Union Pacific we purchased additional working interests in the S. Burr Ferry portion of the Masters Creek area for approximately $1.9 million. The interests acquired from Dominion have year-end 1999 proved reserves of 17.1 Bcfe, while the interests acquired from Union Pacific have 7.4 Bcfe. We expect to use our operating expertise in this geological trend to continue to successfully develop and exploit these properties.

     In addition to our continuing production, development, and exploration in the AWP Olmos, Brookeland, Giddings, and Masters Creek areas, we are currently pursuing development and exploration activities in the Gulf Coast Basin and New Zealand.

     Our strategy is to increase our reserves and production through both drilling and acquisitions, shifting the balance between the two activities in response to market conditions. In addition, we seek to enhance the results of our drilling and production efforts through the implementation of advanced technologies. During 1997, our growth resulted primarily from the acquisition of additional acreage and increased drilling activities in the AWP Olmos and Giddings areas. Capital expenditures for development and exploration drilling, primarily in those two areas, were $101.0 million in 1997, while capital expenditures for acquisitions were $8.4 million. As a result of lower oil and gas prices during 1998, we reduced capital expenditures for drilling and redirected a portion of those expenditures to the acquisition of producing properties, primarily the Brookeland and Masters Creek areas. In 1998, development and exploration drilling expenditures for the year, concentrated in the first half of the year, totaled $67.4 million. We spent $59.5 million for the acquisition of producing properties in 1998, almost all in the third quarter of 1998.

     For 1999, in response to lower oil and gas prices in 1998 that continued in the first half of 1999, we decreased our capital expenditures budget to $54.2 million, of which $36.0 million was targeted for drilling, $31.3 million for development drilling, and $4.7 million for exploratory drilling. The remaining $18.2 million was targeted principally for leasehold, seismic, and geological costs of prospects. After oil and gas prices rebounded in the second half of the year, we increased our capital expenditures during the fourth quarter. We funded the $78.1 million of capital expenditures spent in 1999 primarily through our internally generated cash flows of $73.6 million, while the remainder was funded with net proceeds from our third quarter 1999 public offerings of common stock and senior notes that remained after paying off our bank debt.

     We have  increased our proved  reserves from 103.6 Bcfe at year-end 1994 to
454.8 Bcfe at year-end 1999, which has resulted in the replacement of 364% of our production during the same five-year period. In 1999, we increased our proved reserves by 4%, which replaced 144% of our 1999 production. Our five-year average reserves replacement costs were $0.92 per Mcfe. As a result of both acquisition and drilling activity, 1999 production increased 10% over 1998 production. We have increased our production from 9.6 Bcfe at year-end 1994 to
42.9 Bcfe at year-end 1999. Primarily due to increased production, this has resulted in average annual growth in net cash provided by operating activities of 48% per year from year-end 1994 to year-end 1999.

Properties

     AWP Olmos Area. Our largest contiguous operation is in the AWP Olmos area in south Texas. As of December 31, 1999, we owned approximately 33,530 net acres here. We have extensive expertise in this area and a long history of experience with low-permeability, tight-sand formations typical of this area, having acquired our first acreage here in 1988. These reserves are approximately 93% gas. At year-end 1999, we owned interests in and were the operator of 460 wells in this area producing gas from the Olmos Sand formation at a depth of approximately 10,000 to 11,500 feet. We, or entities we manage, own nearly 100% of the working interests in all wells in which we have an interest here.

     In 1999, we drilled six development wells in the AWP Olmos area, five of which were successful. At year-end 1999, we had 141 proved undeveloped locations. Our planned 2000 capital expenditures of $14.3 million in this area will focus on drilling 12 wells and on wells currently on production, in which we will perform fracture extensions and install coiled tubing velocity strings.

     Brookeland Area. As of December 31, 1999, we owned drilling and production rights in 134,400 gross acres, 84,000 net acres, and 15,000 fee mineral acres containing substantial proved undeveloped reserves. This area was part of the acquisition from Sonat in 1998. The Brookeland area is located in southeast Texas near the border of Louisiana in Jasper and Newton counties. This area primarily contains horizontal wells producing gas from the Austin Chalk formation. The reserves are approximately 66% gas. In 1999, we drilled or participated in the drilling of six development wells here, five of which were successful. At year-end 1999, we had 31 proved undeveloped locations. We plan to drill or participate in 10 development wells in 2000, five to be operated by us. Our planned 2000 capital expenditures in this area are $10.3 million.

     Giddings Area. As of December 31, 1999, we owned drilling and production rights in 102,665 net acres in the Giddings area. This area is located in Washington, Colorado, Fayette, and Austin counties in southeast Texas, where we continue to selectively acquire acreage. Since 1992, we have participated in 82 horizontal wells in this area with an 87% success rate. The reserves are approximately 83% gas. In 1999, two development wells were drilled, both successfully. Also two exploratory wells were drilled, with one success. We attribute our success in this area, which primarily produces from the Austin Chalk formation, to our ability to identify hydrocarbon-bearing fractures through our expertise in geological and geophysical analyses and to our ability to drill and operate horizontal wells through advanced horizontal drilling techniques. In addition to the Austin Chalk formation, we have targeted exploration projects in the Edwards Lime formation. At year-end 1999, we had eight proved undeveloped locations. The drilling of two additional development wells and four exploratory wells are planned for 2000. Our planned 2000 capital expenditures in this area are $6.7 million.

     We have established a number of joint ventures with industry partners to further develop and explore this area, including:

     Chevron USA Production Company. This joint venture encompasses a development area of 144,000 gross acres in Fayette, Colorado, and Austin counties, with 77,000 net acres currently under lease. Swift and Chevron each own a 50% working interest, we serve as operator, and any additional leased acreage will be shared and operated on the same basis. To date, we have drilled two exploratory wells, one of which was successful, and one successful development well.

     Union Pacific Resources.

o We have a 25% working interest in a joint development area covering approximately 17,000 gross acres in Washington County, Texas. Union Pacific acts as the operator in this venture.

o We own a 50% working interest in another joint development area, also in Washington County, covering approximately 6,300 gross acres. Union Pacific or we act as the operator in this venture, dependent upon the formation targeted.

o We own a 75% working interest and serve as operator for a joint venture covering approximately 8,100 gross acres in Washington and Austin counties.

     Masters Creek Area. As of December 31, 1999, we owned drilling and production rights in 195,000 gross acres, 148,000 net acres, and 141,000 fee mineral acres in this area containing substantial proved undeveloped reserves. This area was also part of the acquisition from Sonat in 1998. It is located near the Texas-Louisiana border in the two parishes of Vernon and Rapides in Louisiana. The Masters Creek area contains horizontal wells producing both oil and gas from the Austin Chalk formation. The reserves are approximately 42% gas. In 1999, we drilled or participated in the drilling of five development wells, all of which were successful. At year-end 1999, we had 21 proved undeveloped locations. We plan to drill or participate in 12 development wells in 2000, with six to be operated by us. Two of these development wells to be drilled by us are in the S. Burr Ferry portion of this area. We also plan to drill one exploratory well to test the Saratoga formation. Our planned 2000 capital expenditures in this area are $23.7 million.

Exploration and Development Drilling Activities

     We pursue a "controlled risk" approach to exploratory and development drilling, focusing our activities on specific U.S. regions in which our technical staff has considerable experience and which are located close to known producing horizons. We seek to minimize our exploration risk by investing in multiple prospects, farming out interests to third parties, using advanced technologies, and drilling in diverse types of geological formations, often in areas with multiple objectives. We use basin studies to analyze targeted formations based on their potential size, risk profile, and economic characteristics.

     In 1991, we began an intensive effort to develop an inventory of exploration and development drilling prospects, identifying drilling locations through integrated geological and geophysical studies of our undeveloped acreage and other prospects. As a result, we added 120 Bcfe of proved reserves through drilling in 1997, 73.9 Bcfe in 1998, and 64.9 Bcfe in 1999. In the second half of 1998, in response to lower oil and gas prices, we deferred drilling projects scheduled for the second half of the year and continued into 1999 with a conservative drilling budget. Accordingly, reserves added by drilling were lower in 1998 and 1999 compared to 1997, when market conditions were more favorable to drilling. The 1999 additions were a result of our development success rate of 86%, as 19 of 22 development wells drilled were successful, and one of five exploratory wells was successful. An additional well, our New Zealand Rimu-A1 well, was classified as "under evaluation," as we were not able to estimate proved reserves at year-end. Therefore, the 64.9 Bcfe of reserves added through drilling in 1999 does not include any reserves added from the Rimu-A1 well in New Zealand. We believe that this discovery will result in proved reserves, and we will estimate reserves on this well after we feel we have sufficient sustained production testing data and other such analysis that we deem necessary in order to make a reasonable reserves estimate.

     Our development strategy is designed to maximize the value and productivity of our existing properties through development drilling and recovery methods, enhancing production results through improved field production techniques, lowering production costs, and applying our technical expertise and resources to exploit producing properties efficiently. The Company utilizes various recovery techniques, which include employing water flooding and acid treatments, fracturing reservoir rock through the injection of high-pressure fluid, and inserting coiled tubing velocity strings to enhance and maintain gas flow. We believe that the application of fracturing technology and coiled tubing has resulted in significant increases in production and decreases in completion and operating costs, particularly in our AWP Olmos Field.

     Our exploration and development activities are conducted by our staff of professionals, including reservoir engineers, geologists, geophysicists, petrophysicists, landmen, and drilling and production engineers. We believe that one of the keys to our success has been our team approach, which integrates multiple disciplines to maximize efficient utilization of information leading to drillable projects.

     We have increasingly used advanced seismic technology to enhance the results of our drilling and production efforts, including 2-D and 3-D seismic analysis, amplitude versus offset studies, and detailed formation depletion studies. We have a number of computer workstations from which seismic data is analyzed and enhanced with advanced software programs, including Landmark, Geographix, and SMT workstations. As a result, we have maintained internal seismic expertise and have compiled an extensive database.

     During 1997, we completed our first international seismic acquisition program in two key areas of our holdings in New Zealand. In the Rimu prospect, we acquired a 30-kilometer cross-swath, as well as 2-D seismic data in the Tawa prospect, complementing existing 2-D and 3-D data. We also acquired 21 miles of 2-D data in the AWP Olmos area in south Texas and 51 miles of data in the Fayette County portion of the Giddings area. Two more prospects in the North Louisiana Salt Basin were shot in the form of 2-D swaths of approximately 16 miles each. During 1998, we performed two additional 2-D acquisitions in Fayette County, Texas.

     We are currently designing a New Zealand seismic acquisition project to develop the Rimu-A1 well discovery and a prospect target to the southeast of an adjacent offshore feature. This seismic program will straddle the coastline to acquire transition zone seismic data extending into the offshore area in order to tie into existing marine and onshore seismic data. This should enable us to answer a multitude of exploration and development questions. This project is scheduled for completion in the second quarter of 2000.

     In addition to development and exploration activities in the AWP Olmos, Brookeland, Giddings, and Masters Creek areas, we are currently pursuing development and exploration activities in the Gulf Coast Basin and in New Zealand.

     Gulf Coast Basin. This area includes all the Texas counties and Louisiana parishes along the Gulf Coast and extending into Mississippi and Alabama. In 1999, we drilled two successful development wells out of three and one unsuccessful exploratory well in this area. In 2000, four exploratory wells are scheduled for drilling in the Gulf Coast Basin, all in Texas. Our planned 2000 capital expenditures in this area are $3.6 million.

     New Zealand. After several years of preparation, including the acquisition and analyses of seismic data, an exploratory well commenced drilling in July 1999 and drilled to its total depth. The Rimu-A1 well was completed and a ten-day production draw-down/build-up test was performed. Also, on October 18, 1999, we expanded this permit to include approximately 12,800 adjacent offshore acres. This expanded permit now contains approximately 100,700 acres. We have committed to perform additional seismic acquisition and analysis on the permit area, are evaluating longer-term sustained testing of this well, and are analyzing further delineation activities on the Rimu block.

     The following table sets forth the results of our drilling activities during the three years ended December 31, 1999:

                                      Gross Wells                                     Net Wells
                        ------------------------------------------      -----------------------------------------
                                                           Under                                           Under
  Year    Type of Well    Total     Producing    Dry    Evaluation(1)      Total   Producing    Dry    Evaluation(1)
-----------------------------------------------------------------------------------------------------------------

  1997    Exploratory        15          7        8            --           7.2         2.7      4.5          --

          Development       167        159        8            --         127.5       123.6      3.9          --


  1998    Exploratory        14          5        9            --           8.7         2.7      6.0          --

          Development        61         53        8            --          37.7        32.8      4.9          --


  1999    Exploratory         5          1        3             1           2.4         0.3      1.2         0.9

          Development        22         19        3            --          10.7         9.4      1.3          --

     (1) Our New Zealand Rimu-A1 well is classified as "under evaluation" as we were not able to estimate proved reserves at year-end. We believe that this discovery will result in proved reserves, and we will estimate reserves on this well after we feel we have sufficient sustained production testing data and other such analysis that we deem necessary in order to make a reasonable reserves estimate.

Operations

     We generally seek to be named as operator in wells in which we have significant economic interest. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells on properties we operate. Independent contractors supervised by us provide all the equipment and personnel. We employ drilling, production and reservoir engineers, geologists, and other specialists who work to improve production rates, increase reserves, and lower the cost of operating our oil and gas properties.

     Oil and gas properties are customarily operated under the terms of a joint operating agreement. These agreements usually provide for reimbursement of the operator's direct expenses and for payment of monthly per-well supervision fees. Supervision fees vary widely depending on the geographic location and depth of the well and whether the well produces oil or gas. The fees for these activities paid to us in 1999 ranged from $200 to $2,101 per well per month and totaled $6.0 million.

Marketing of Production

     We typically sell our oil and gas production at market prices near the wellhead, although in some cases it must be gathered by us or other operators and delivered to a central point. Gas production is sold in the spot market on a monthly contract basis, while we sell our oil production at prevailing market prices at the time of sale. We do not refine any oil we produce. For the year ended December 31, 1999, one purchaser accounted for approximately 19% of our total revenues. Two oil or gas purchasers accounted for 10% or more of our total revenues during the year ended December 31, 1998, with those purchasers accounting for approximately 26% of revenues in the aggregate. However, due to the availability of other purchasers, we do not believe that the loss of any single oil or gas purchaser or contract would materially affect our revenues.

     In 1998, we entered into gas processing and gas transportation agreements for our gas production in the AWP Olmos area with PG&E Hydrocarbon, LP, and PG&E Industrial, LP, both affiliates of Pacific Gas & Electric Corporation for up to 75,000 Mcf per day, which provided for a ten-year term with automatic one-year extensions unless earlier terminated. We believe that these arrangements adequately provide for our gas transportation and processing needs in the AWP Olmos area for the foreseeable future. Additionally, the gas processed and transported under these agreements may be sold to PG&E based upon current natural gas prices.

     Much of our Giddings area production from Fayette and Washington counties, Texas, is currently dedicated under long-term gas purchase and gas processing contracts with Aquila Southwest Pipeline Corporation ("Aquila"). We believe that these contracts adequately provide for the gas purchase and processing needs of our Giddings area production, subject to practical limitations inherent in gas field operations. The prices received are redetermined monthly to reflect the current natural gas price.

     Our oil production from the Brookeland and Masters Creek areas is sold to credit-worthy purchasers at prevailing market prices. Our gas production from these areas is processed under long-term gas processing contracts with Duke Energy Field Services, Inc. The processed liquids and residue gas production are sold in the spot market.



     The following table summarizes sales volumes, sales prices, and production cost information for our net oil and gas production for the three-year period ended December 31, 1999. "Net" production is production that is owned by us either directly or indirectly through partnerships or joint venture interests and is produced to our interest after deducting royalty, limited partner, and other similar interests.

                                                            Year Ended December 31,
                                       -------------------------------------------------------------------
                                              1999                    1998                    1997
                                       -------------------    ----------------------    ------------------
Net Sales Volume:
   Oil (Bbls)                                   2,564,924                 1,800,676               672,385
   Gas (Mcf)(1)                                27,484,759                28,225,974            21,359,434
   Gas equivalents (Mcfe)                      42,874,303                39,030,030            25,393,744
Average Sales Price:
   Oil (Per Bbl)                       $            16.75     $               11.86     $           17.59
   Gas (Per Mcf)                       $             2.40     $                2.08     $            2.68
Average Production Cost (per Mcfe)     $             0.46     $                0.34     $            0.35

     (1) Natural gas production for 1999, 1998, and 1997 includes 728,235, 866,232, and 1,015,226 Mcf, respectively, delivered under the volumetric production payment agreement pursuant to which we are obligated to deliver certain monthly quantities of natural gas (see Note 1 to the Consolidated Financial Statements).

      Under the volumetric production payment entered into in 1992, as of December 31, 1999, we have a remaining commitment to deliver approximately 0.4 Bcf of gas meeting certain heating equivalent and quality standards through October 2000, when such agreement expires. Since entering into this agreement, these properties have produced in excess of the required monthly delivery requirements.

Acquisition Activities

     We use a disciplined, market-driven approach to acquisitions. Generally we seek to acquire properties with the potential for additional reserves and production through development and exploration efforts. In 136 transactions since 1979, we have acquired approximately $556 million of producing oil and gas properties on behalf of ourselves and our co-investors. We acquired, for our own account, approximately $199.5 million of producing properties, with original proved reserves estimated at 300.0 Bcfe. Our producing property acquisition expenditures in the past three years were $18.5 million in 1999, $59.5 million in 1998, and $8.4 million in 1997. Our acquisition costs have averaged $0.57 per Mcfe over this three-year period.

Foreign Activities

     New Zealand. Since October 1995, the New Zealand Minister of Energy has issued to Swift two petroleum exploration permits. The first permit covered approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covered approximately 69,300 adjacent acres. A wholly owned subsidiary, Swift Energy New Zealand Limited, formed in late 1997, conducts our New Zealand activities and owns the interest in the permits. We conducted a 2-D seismic swath on our permit areas in 1997 that complemented approximately 120 kilometers of existing 2-D seismic data. Based on analysis of all of this data, in March 1998 we surrendered approximately 46,400 acres covered in the first permit, and the remaining acreage has been included as an extension of the area covered in the second permit, leaving us with only one expanded permit. On October 18, 1999, this expanded permit was again extended to include approximately 12,800 adjacent offshore acres. This permit now contains approximately 100,700 acres. Under the terms of the expanded permit, we were required to commence drilling one exploratory well prior to August 12, 1999.

     That exploratory well commenced drilling in July 1999 and has been drilled to its total depth. The Rimu-A1 well was completed and a ten-day production draw-down/build-up test was performed. Our portion of the drilling, completion, and testing costs incurred at December 31, 1999, were approximately $6.9 million. We have committed to perform additional seismic acquisition and analysis on the permit area, are evaluating longer-term sustained testing of this well, and are analyzing further delineation activities on the Rimu block. While this further work is necessary in order for us to make a meaningful reserves estimate, we feel confident that the reserves are sufficient to recover our costs. All other obligations under the permit have been fulfilled.

     On October 23, 1998, we entered into separate agreements with Marabella Enterprises Ltd., a subsidiary of Bligh Oil & Minerals N.L., an Australian company, under which we obtained from Marabella a 25% working interest in another New Zealand petroleum exploration permit and under which Marabella became a 5% participant in our permit. During the fourth quarter of 1998, Marabella drilled an unsuccessful exploration well on its permit. Accordingly, we charged $400,000 against earnings, representing our costs for the well. Additionally, Swift obtained a 7.5% working interest in another New Zealand permit from Antrim Oil and Gas Limited, a Canadian company, and Antrim became a 5% participant in our permit. An exploratory well was drilled and temporarily abandoned on Antrim's permit during the second quarter of 1999, and we charged our $290,000 portion of the costs on this well against earnings in that quarter.

     As of December 31, 1999, our investment in New Zealand totaled approximately $12.5 million. Approximately $0.7 million of these costs have been impaired while the remaining $11.8 million is included in the unproved properties portion of oil and gas properties.

     Russia. On September 3, 1993, we signed a Participation Agreement with Senega, a Russian Federation joint stock company (in which we have an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia, providing us with a minimum 5% net profits interest from the sale of hydrocarbon products from the fields.
Additionally, we purchased a 1% net profits interest from Senega for $0.3 million. Senega is charged with the management and control of the field development. Our investment in Russia, prior to its impairment in the third quarter of 1998, was approximately $10.8 million and was previously included in the unproved properties portion of oil and gas properties. However, the economic and political uncertainty and currency concerns that arose during the third quarter of 1998 in Russia, combined with the price volatility and severe tightening of international capital markets, caused us to re-evaluate the timing of the recovery of our capitalized costs in that country. See Note 1 to the Consolidated Financial Statements for a more detailed discussion of the impairment.

     Venezuela. We formed a wholly owned subsidiary,  Swift Energy de Venezuela,
C. A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. We have entered into an agreement with Tecnoconsult, S. A., and Corporation EDC, S.A.C.A., Venezuelan companies, to jointly formulate and submit a proposal to Petroleos de Venezuela,
S. A., for the construction and operation of a methane pipeline. Currently, the technical and economic feasibility of the project is under study. Our investment in Venezuela, prior to its impairment in the third quarter of 1998, was approximately $2.8 million and was previously included in the unproved properties portion of oil and gas properties. However, the economic uncertainty and currency concerns in Venezuela, combined with the price volatility and severe tightening of international capital markets, caused us to re-evaluate our prospects of participating in further Venezuelan exploration activities in the near-term and the prospects for recovery of our capitalized costs in that country. See Note 1 to the Consolidated Financial Statements for a more detailed discussion of the impairment.

Oil and Gas Reserves

     The following table presents information regarding proved reserves of oil and gas attributable to our interests in producing properties as of December 31, 1999, 1998, and 1997. The information set forth in the table is based on proved reserves reports prepared by us and audited by H. J. Gruy and Associates, Inc., Houston, Texas, independent petroleum engineers. Gruy's audit was based upon review of production histories and other geological, economic, ownership, and engineering data provided by us. In accordance with Securities and Exchange Commission guidelines, our estimates of future net revenues from our proved reserves and the PV-10 Value are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. Proved reserves as of December 31, 1999, were estimated based upon prices in effect at year-end. The weighted averages of such year-end prices were $2.58 per Mcf of natural gas and $23.69 per barrel of oil, compared to $2.23 and $11.23 in 1998 and $2.78 and $15.76 in 1997. We have interests in certain tracts that are estimated to have additional hydrocarbon reserves that cannot be classified as proved and are not reflected in the following table. The proved reserves presented for all periods also exclude any reserves attributable to the volumetric production payment.

     The table sets forth estimates of future net revenues presented on the basis of unescalated prices and costs in accordance with criteria prescribed by the Securities and Exchange Commission and their PV-10 Value. Operating costs, development costs, and certain production-related taxes were deducted in arriving at the estimated future net revenues. No provision was made for income taxes. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows set forth in Supplemental Information to our Consolidated Financial Statements, which is calculated after provision for future income taxes. In cases where producing properties are subject to gas purchase contracts and the amount of gas purchased thereunder was reduced during 1999, gas projections used to estimate future net revenues were based on the reduced gas purchases for the affected producing properties. The assumption was made that purchases in 2000 and thereafter will be made at an unrestricted level.

                                                                  Year Ended December 31,
                                                -----------------------------------------------------------
                                                      1999                 1998                 1997
                                                ----------------    -----------------    ------------------
Estimated Proved Oil and Gas Reserves
Net natural gas reserves (Mcf):
   Proved developed                                  174,046,096          197,105,963           191,108,214
   Proved undeveloped                                155,913,654          155,294,872           123,197,455
                                                ----------------    -----------------    ------------------
      Total                                          329,959,750          352,400,835           314,305,669
                                                ================    =================    ==================
Net oil reserves (Bbl):
   Proved developed                                    8,437,299            7,142,566             4,288,696
   Proved undeveloped                                 12,368,964            6,815,359             3,570,222
                                                ----------------    -----------------    ------------------
      Total                                           20,806,263           13,957,925             7,858,918
                                                ================    =================    ==================

Estimated Present Value of Proved Reserves
Estimated present value of future net
cash flows from proved reserves discounted
at 10% per annum:
   Proved developed                             $    301,199,660    $     243,124,194    $      244,365,044
   Proved undeveloped                                262,854,849           97,660,811           105,979,738
                                                ----------------    -----------------    ------------------
      Total                                     $    564,054,509    $     340,785,005    $      350,344,782
                                                ================    =================    ==================



     At year-end 1999, 51% of the proved reserves were undeveloped reserves. This reflects the increased emphasis on development and exploration activities. In 1998, 45% of proved reserves were undeveloped and 55% were proved developed.

     Changes in quantity estimates and the estimated present value of proved reserves are affected by the change in crude oil and natural gas prices at the end of each year. While our total proved reserves quantities, on an equivalent Bcfe basis, at year-end 1999 increased by 4% over reserves quantities a year earlier, the PV-10 Value of those reserves increased 66% from the PV-10 Value at year-end 1997. This increase was due almost entirely to pricing increases at year-end 1999 as compared to year-end 1998. Product prices for natural gas increased 16% during 1999, from $2.23 per Mcf at December 31, 1998, to $2.58 per Mcf at year-end 1999, while oil prices increased 111% between the two dates, from $11.23 to $23.69 per barrel. Conversely, while our total proved reserves quantities at year-end 1998 increased by 21% over reserves quantities a year earlier, the PV-10 Value of those reserves decreased 3% from the PV-10 Value at year-end 1997. This decrease was due almost entirely to pricing declines at year-end 1998 as compared to year-end 1997, which more than offset the 21% Bcfe increase in reserves quantities. Product prices for natural gas declined 20% during 1998, from $2.78 per Mcf at December 31, 1997, to $2.23 per Mcf at year-end 1998, matched by a 29% decrease in the price of oil between the two dates, from $15.76 to $11.23 per barrel.

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

     A portion of our proved reserves have been accumulated through our interests in the limited partnerships for which we serve as general partner. The estimates of future net cash flows and their present values, based on period end prices, assume that some of the limited partnerships in which we own interests will achieve payout status in the future. At December 31, 1999, 22 of the limited partnerships managed by us had achieved payout status.

     No other reports on our reserves have been filed with any federal agency.

Oil and Gas Wells

     The following table sets forth the gross and net wells in which we owned an interest at the following dates:

                                                           Total
                            Oil Wells     Gas Wells       Wells(1)
                            ----------    -----------    -----------
December 31, 1999
   Gross                        577            947          1,524
   Net                        105.5          449.2          554.7
December 31, 1998
   Gross                        657          1,060          1,717
   Net                         89.4          494.5          583.9
December 31, 1997
   Gross                        625            926          1,551
   Net                         48.1          381.7          429.8

(1) Excludes 33 service wells in 1999, 36 service wells in 1998, and 16 service wells in 1997.

Oil and Gas Acreage

     As is customary in the industry, we generally acquire oil and gas acreage without any warranty of title except as to claims made by, through, or under the transferor. Although we have title to developed acreage examined prior to acquisition in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In many instances, title opinions may not be obtained if in our judgment it would be uneconomical or impractical to do so.

     The following table sets forth the developed and undeveloped domestic leasehold acreage held by us at December 31, 1999:

                         Developed (1)                 Undeveloped (1)
                  ---------------------------   -----------------------------
                     Gross           Net            Gross            Net
                  ------------   ------------   -------------   -------------
Alabama               4,495.38         616.70          292.00           72.90
Arkansas              1,242.35         699.71        6,420.87        2,418.89
Kansas                     ---            ---        4,520.00        1,908.80
Louisiana            99,799.02      57,987.62      127,795.19      100,145.95
Mississippi           2,395.39       1,527.99        2,807.42          744.78
Oklahoma             29,925.90      13,600.59        2,589.04          590.21
Texas               232,571.92     142,625.49      247,041.48      124,600.34
Wyoming               2,338.15       1,233.04      116,881.90       79,721.63
All other states           ---            ---        5,928.45          981.43
                  ------------   ------------   -------------   -------------
    Total           372,768.11     218,291.14      514,276.35      311,184.93
                  ============   ============   =============   =============

     (1) Fee minerals acquired in the Brookeland and Master Creek areas acquisition are not included in the above leasehold acreage table. We acquired 25,430 developed fee mineral acres and 115,570 undeveloped fee mineral acres for a total of 141,000 fee mineral acres.

     In New Zealand, petroleum exploration permits that we own or participate in contain 188,836 gross undeveloped acres and 101,052 net undeveloped acres.

Partnerships

     For many years, we relied on limited partnerships as our principal vehicle to fund our operations. We have formed 109 limited partnerships that raised a total of approximately $509.5 million. However, as we have increasingly shifted our emphasis to development and exploration activities and our reserves base has grown, we have significantly reduced our reliance on limited partnership financing.

     Between 1984 and 1995, we formed 88 limited partnerships for the purpose of acquiring interests in producing oil and gas properties and, since 1993, 13 partnerships engaged in drilling for oil and gas reserves.

We serve as managing general partner of these entities. We acquired producing oil and gas properties for the production purchase partnerships and transferred those properties to the partnership entities that invested in producing oil and gas properties. Various producing property partnerships have been in existence for periods ranging from four to thirteen years. Most of these partnerships have produced a majority of their reserves and, having been in existence for long periods of time, have entered the stage where consideration of liquidation proposals is appropriate.

     During 1997 and 1998, 21 of these partnerships were liquidated following a vote of the limited partners in each of those partnerships to do so. Ten of these 21 partnerships were the earliest public income partnerships formed by Swift. As of early March 2000, an additional 10 partnerships voted to sell substantially all of their assets and liquidate, and the efforts to sell their assets have just commenced. Also in February and early March 2000, proxy statements were sent to the investors in 55 of the 57 remaining production purchase partnerships soliciting their votes upon proposals to sell their assets and liquidate. The proxy statements for the remaining two partnerships will be mailed shortly. If these proposals are approved, it is anticipated that these liquidations will be substantially completed during 2000 and, if necessary, 2001.

     Commencing in September 1993, we began offering, on a private placement basis, general and limited partnership interests in limited partnerships to be formed to drill for oil and gas. As managing general partner, we pay a percentage of the continuing costs and we paid for all front-end costs incurred in connection with these offerings, for which we received an interest in the partnerships. Through December 31, 1999, approximately $66.1 million had been raised in thirteen partnerships, one each formed in 1993 and 1994; three each in 1995, 1996, and 1997; and two in 1998. During 1997, eight private drilling partnerships formed between 1979 and 1985 were liquidated following limited partner votes to do so.

Risk Management

     Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, oil spills, and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or individual injuries. The oil and gas exploration business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharges of toxic substances or gases that could expose us to substantial liability due to pollution and other environmental damage. Additionally, as managing general partner of limited partnerships, we are solely responsible for the day-to-day conduct of the limited partnerships' affairs and accordingly have liability for expenses and liabilities of the limited partnerships. We maintain comprehensive insurance coverage, including general liability insurance in an amount not less than $35.0 million, as well as general partner liability insurance. We believe that our insurance is adequate and customary for companies of a similar size engaged in comparable operations, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.

Competition

     The oil and gas industry is highly competitive in all its phases. We encounter strong competition from many other oil and gas producers, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain our properties.

Regulations

     Environmental Regulations

     The federal government and various state and local governments have adopted laws and regulations regarding the protection of human health and the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands, or where pollution might cause serious harm, and impose substantial liabilities for pollution resulting from drilling operations, particularly with respect to operations in onshore and offshore waters or on submerged lands. These laws and regulations may increase the costs of drilling and operating wells. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

     Federal and State Regulation of Oil and Natural Gas

     The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by us will be affected to some degree by state regulations. Many states in which we operate have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

Federal Leases

     Some  of  our  properties  are  located  on  federal  oil  and  gas  leases
administered  by  various  federal  agencies,   including  the  Bureau  of  Land
Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation, and related matters.

Employees

     At December 31, 1999, we employed 173 persons. None of our employees are represented by a union. Relations with employees are considered to be good.

Facilities

     We occupy approximately 75,000 square feet of office space at 16825 Northchase Drive, Houston, Texas, under a ten year lease expiring in 2005. The lease requires payments of approximately $96,000 per month. We have field offices in various locations from which our employees supervise local oil and gas operations.

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

Volumetric Production Payment -- The 1992 agreement pursuant to which we financed the purchase of certain oil and natural gas interests and committed to deliver certain monthly quantities of natural gas.

Item 3. Legal Proceedings

     Litigation arises from time to time in the ordinary course of Swift's business. Since early 1997, a case has been pending between Swift and the Lower Colorado River Authority in the 155th Judicial District Court of Fayette County, Texas, over the interpretation of a farmout agreement covering land in that county and the entitlement of the parties to the farmout to production revenues from wells on those lands. This case was settled in the latter half of 1999, partially through the negotiated purchase by Swift of certain interests of the Lower Colorado River Authority in these properties.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 1999 to a vote of security holders.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
     Matters

COMMON STOCK, 1998 AND 1999

     Our common stock is traded on the New York Stock Exchange and the Pacific Exchange, Inc., under the symbol "SFY." The high and low quarterly sales prices for the common stock for 1998 and 1999 are as follows:

                        1998                                   1999
        -------------------------------------  -------------------------------------
         First    Second   Third    Fourth      First    Second   Third    Fourth
        Quarter  Quarter  Quarter   Quarter    Quarter  Quarter  Quarter   Quarter
        -------------------------------------  -------------------------------------
Low      $15.88   $15.00    $8.81    $6.94      $5.69     $8.25   $10.25   $10.31
High     $21.00   $20.75   $16.75   $11.19      $8.63    $13.13   $13.13   $13.31

     Since inception, no cash dividends have been declared on our common stock. Cash dividends are restricted under the terms of our credit agreements, as discussed in Note 4 to the Consolidated Financial Statements, and we presently intend to continue a policy of using retained earnings for expansion of our business.

We had approximately 488 stockholders of record as of December 31, 1999.

Item 6. Selected Financial Data

                                                          1999            1998           1997           1996            1995

Revenues
  Oil and Gas Sales                               $108,898,696     $80,067,837    $69,015,189    $52,770,672     $22,527,892
  Fees and Earned Interests(2)                        $229,749        $333,940       $745,856       $937,238        $590,441
  Interest Income                                     $833,204        $107,374     $2,395,406       $433,352        $212,329
  Other, Net                                          $709,358      $1,960,070     $2,555,729     $2,156,764      $1,761,568
Total Revenues                                    $110,671,007     $82,469,221    $74,712,180    $56,298,026     $25,092,230

Operating Income (Loss)                            $29,736,151    ($73,391,581)   $33,129,606    $28,785,783      $6,894,537

Net Income (Loss)                                  $19,286,574    ($48,225,204)   $22,310,189    $19,025,450      $4,912,512

Net Cash Provided by Operating Activities          $73,603,426     $54,249,017    $55,255,965    $37,102,578     $14,376,463

Per Share Data

  Weighted Shares Outstanding(3)                    18,050,106      16,436,972     16,492,856     15,000,901      10,035,143
  Earnings (Loss) per Share--Basic(3)                    $1.07          ($2.93)         $1.35          $1.27           $0.49
  Earnings (Loss) per Share--Diluted(3)                  $1.07          ($2.93)         $1.26          $1.25           $0.49
  Shares Outstanding at Year-End                    20,823,729      16,291,242     16,459,156     15,176,417      12,509,700
  Book Value per Share                                   $8.18           $6.71          $9.69          $9.41           $7.46
  Market Price(3)
    High                                                $13.31          $21.00         $34.20         $28.86          $11.48
    Low                                                  $5.69           $6.94         $16.93          $9.89           $7.05
    Year-End Close                                      $11.50           $7.38         $21.06         $27.16          $10.91

Pro forma amounts assuming 1994 change in accounting principle is applied retroactively(2)

  Net Income (Loss)                                $19,286,574    ($48,225,204)   $22,310,189    $19,025,450      $4,912,512
  Earnings (Loss) per Share--Basic (3)                   $1.07          ($2.93)         $1.35          $1.27           $0.49
  Earnings (Loss) per Share--Diluted (3)                 $1.07          ($2.93)         $1.26          $1.25           $0.49

Assets

  Current Assets                                   $50,605,488     $35,246,431    $29,981,786   $101,619,478     $43,380,454
  Oil and Gas Properties, Net of Accumulated
    Depreciation, Depletion, and Amortization     $392,986,589    $356,711,711   $301,312,847   $200,010,375    $125,217,872
Total Assets                                      $454,299,414    $403,645,267   $339,115,390   $310,375,264    $175,252,707

Liabilities

  Current Liabilities                              $34,070,085     $31,415,054    $28,517,664    $32,915,616     $40,133,269
  Long-Term Debt                                  $239,068,423    $261,200,000   $122,915,000   $115,000,000     $28,750,000
Total Liabilities                                 $283,895,297    $294,282,628   $179,714,470   $167,613,654     $81,906,742

Stockholders' Equity                              $170,404,117    $109,362,639   $159,400,920   $142,761,610     $93,345,965

Number of Employees                                        173             203            194            191             176

Producing Wells

  Swift Operated                                           769             836            650            842             767
  Outside Operated                                         788             917            917            986           3,316
Total Producing Wells                                    1,557           1,753          1,567          1,828           4,083

Wells Drilled (Gross)                                       27              75            182            153              76

Proved Reserves

  Natural Gas (Mcf)                                329,959,749     352,400,835    314,305,669    225,758,201     143,567,520
  Oil & Condensate (barrels)                        20,806,263      13,957,925      7,858,918      5,484,309       5,421,981
Total Proved Reserves (Mcf equivalent)             454,797,327     436,148,385    361,459,177    258,664,055     176,099,406

Production (Mcf equivalent)(4)                      42,874,303      39,030,030     25,393,744     19,437,114      11,186,573

Average Sales Price

  Natural Gas (per Mcf)                                  $2.40           $2.08          $2.68          $2.57           $1.77
  Oil (per barrel)                                      $16.75          $11.86         $17.59         $19.82          $15.66

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

(2)As of January 1, 1994, we changed our revenue recognition policy for earned interests. Accordingly, in 1994 to 1999, "Fees and Earned Interests" does not include earned interests revenues.

(3)Amounts have been retroactively restated in all periods presented to give recognition to: (a) an equivalent change in capital structure as a result of two 10% stock dividends, one in September 1994, the other in October 1997 (see Note 2 to the Consolidated Financial Statements); and (b) the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (see Note 2 to the Consolidated Financial Statements).

(4)Natural gas production for 1992,  1993, 1994, 1995, 1996, 1997, 1998 and 1999
includes  1,148,862,  1,581,206,  1,358,375,  1,211,255,  1,156,361,  1,015,226,
866,232 and 728,235 Mcf, respectively, delivered under our volumetric production payment agreement (see Note 1 to the Consolidated Financial Statements).

        1994 (1)           1993           1992           1991          1990            1989
     $19,802,188    $15,535,671    $12,420,222     $8,361,771    $7,328,190      $3,984,835
        $701,528     $4,071,970     $2,716,277     $2,231,729    $9,882,953      $8,802,816
         $47,980       $201,584       $113,387       $192,694      $705,786        $260,286
      $1,072,535       $604,599       $515,931       $541,502      $323,981        $232,261
     $21,624,231    $20,413,824    $15,765,817    $11,327,696   $18,240,910     $13,280,198

      $4,837,829     $6,628,608     $4,687,519     $3,748,741   $10,811,044      $8,716,673

    ($13,047,027)    $4,896,253     $4,084,760     $2,512,815    $7,170,642      $5,709,098

     $10,394,514     $7,238,340     $6,349,080     $5,911,588    $4,813,435      $2,751,381


       7,308,673      7,246,884      6,748,548      5,899,629     5,806,436       5,129,654
          ($1.79)         $0.68          $0.61          $0.43         $1.23           $1.11
          ($1.79)         $0.64          $0.61          $0.43         $1.23           $1.11
       6,685,137      6,001,075      5,968,579      4,955,134     4,848,315       4,764,862
           $6.30          $9.08          $8.26          $7.80         $7.36           $5.84

          $10.35         $11.57          $7.85          $9.09        $10.65          $11.15
           $7.75          $7.14          $4.65          $4.34         $6.93           $5.78
           $8.86          $7.85          $7.55          $4.95         $8.57           $9.50



      $3,725,671     $4,322,478     $3,729,851     $2,950,245    $3,107,451      $2,185,276
           $0.51          $0.60          $0.55          $0.50         $0.54           $0.43
           $0.51          $0.57          $0.55          $0.50         $0.54           $0.43


     $39,208,418    $65,307,120    $30,830,173    $47,859,278   $72,537,521     $54,818,404

     $88,415,612    $89,656,577    $64,301,509    $47,655,917   $41,952,212     $27,935,170
    $135,672,743   $160,892,917   $100,243,469   $101,421,573  $118,227,480     $85,007,293


     $52,345,859    $55,565,437    $27,876,687    $50,851,447   $71,514,938     $49,354,128
     $28,750,000    $28,750,000             $0             $0            $0              $0
     $93,545,612   $106,427,203    $50,962,183    $62,761,217   $82,559,406     $57,198,476

     $42,127,131    $54,465,714    $49,281,286    $38,660,356   $35,668,074     $27,808,817

             209            188            178            171           164             131


             750            795            688            674           691             579
           3,422          3,407          1,978          2,331         2,228           1,537
           4,172          4,202          2,666          3,005         2,919           2,116

              44             34             40             27            23              21


      76,263,964     64,462,805     41,638,100     36,685,881    30,731,741      14,945,348
       4,553,237      4,271,069      2,901,621      1,950,209     1,690,520       1,422,815
     103,583,566     90,089,219     59,047,824     48,387,138    40,874,862      23,482,236

       9,600,867      7,368,757      5,678,772      3,980,460     3,303,750       1,900,302


           $1.93          $1.96          $1.90          $1.58         $1.72           $1.73
          $14.35         $15.10         $17.19         $18.26        $22.70          $17.93

Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations

     The  following   discussion   should  be  read  in  conjunction   with  our
Consolidated Financial Statements and Notes thereto.

General

     Over the last several years, we have emphasized adding reserves through drilling activity. We also add reserves through strategic purchases of producing properties when oil and gas prices are at lower levels and other market conditions are appropriate, as we did in the third quarter of 1998 with the purchase of the Brookeland and Masters Creek areas. During the past three years, we have used this flexible strategy of employing both drilling and acquisitions to add more reserves than we depleted through production. Virtually all of our revenues are from oil and gas sales attributable to our production.

     Proved Oil and Gas Reserves. At year-end 1999, our total proved reserves were 454.8 Bcfe with a PV-10 Value of $564.1 million. In 1999, our proved natural gas reserves decreased 22.4 Bcf, or 6%, while our proved oil reserves increased 6.8 MMBbl, or 49%, for a total equivalent increase of 18.6 Bcfe, or 4%. From 1997 to 1998, we increased our proved natural gas reserves by 38.1 Bcf, or 12%, and our proved oil reserves by 6.1 MMBbl, or 78%, for a total equivalent increase of 74.7 Bcfe, or 21%. We added reserves from 1998 to 1999 through our drilling activity and through purchases of minerals in place, primarily in the Masters Creek area. Through drilling we added 64.9 Bcfe of proved reserves in 1999, 73.9 Bcfe in 1998, and 120.2 Bcfe in 1997. Through acquisitions we added
20.1 Bcfe of proved reserves in 1999, 97.6 Bcfe in 1998, and 33.8 Bcfe in 1997. A substantial portion of these reserves are proved undeveloped. At year-end 1999, 51% of our total proved reserves were proved undeveloped, compared with 45% at year-end 1998, and 40% at year-end 1997.

     While our total proved reserves quantities at year-end 1999 increased by 4% over those at year-end 1998, the PV-10 Value of those reserves increased 66%, almost entirely due to increased prices between year-end 1998 and year-end 1999. Between those two dates, there was a 16% increase in natural gas prices and a 111% increase in oil prices. Gas prices were $2.58 per Mcf at year-end 1999 compared to $2.23 per Mcf at year-end 1998. Oil prices were $23.69 per Bbl at year-end 1999 compared to $11.23 a year earlier.

     Under SEC guidelines, estimates of proved reserves are made using year-end oil and gas sales prices and are held constant throughout the life of the properties. The prices used to calculate the PV-10 Value may not be indicative of future sales prices ultimately received.

Liquidity and Capital Resources

     During 1999, we primarily relied upon internally generated cash flows of $73.6 million to fund capital expenditures of $78.1 million. Capital expenditures were also partially funded with the remaining net proceeds, after repayment of our bank borrowings, from our third quarter issuance of senior subordinated notes and common stock. During 1998, we used $138.3 million borrowed under our credit facilities, along with internally generated cash flows, to fund capital expenditures and property acquisitions totaling $183.8 million.

     Net Cash Provided by Operating Activities. In 1999, net cash provided by our operating activities increased by 36% to $73.6 million, as compared to $54.2 million in 1998 and $55.3 million in 1997. The 1999 increase of $19.4 million was primarily due to $28.8 million of additional oil and gas sales, partially offset by $12.2 million of increases in oil and gas production costs and interest expense. The slight decrease of $1.1 million in net cash provided in 1998 was primarily due to the offset of our 54% increase in production volumes by:

o        the 25% decrease in average commodity prices received;
o        the associated 50% increase in oil and gas production costs; and
o a decrease in interest income and an increase in interest expense due to our use in 1997 of the net proceeds of our 1996 sale of convertible notes, resulting in increased bank borrowings during 1998.

     Existing Credit Facilities. At December 31, 1999, we had no outstanding borrowings under our credit facility. Our credit facility consists of a $250.0 million revolving line of credit with a $100.0 million borrowing base at December 31, 1999. The borrowing base is redetermined at least every six months. Our $250.0 million revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. We are currently in compliance with the provisions of this agreement. The credit facility extends until August 2002. At December 31, 1998, we had outstanding borrowings of $146.2 million under that facility.

     Working Capital. Our working capital has increased from $3.8 million at December 31, 1998, to $16.5 million at December 31, 1999, primarily due to the remaining proceeds from our third quarter 1999 public offerings of senior notes and common stock.

     Common Stock Repurchase Program. In March 1997, we commenced a common stock repurchase program which terminated pursuant to its terms as of June 30, 1999. We spent approximately $13.3 million to acquire 927,774 shares at an average cost of $14.34 per share. In March 1999, we used 68,318 shares of common stock held as treasury stock to fund our employer contribution in the 401(k) program for our employees.

     Capital Expenditures. In 1999, we spent approximately $78.1 million to fund capital expenditures, including:

o        $34.0 million, or 44%, spent on developmental drilling;
o $20.6 million, or 26%, spent on producing properties acquisitions, almost all of which was for the purchase of additional working interests in the Masters Creek area;
o $10.4 million, or 13%, spent on prospect costs, principally leasehold, seismic, and geological costs of unproven prospects for our account;
o $10.0 million, or 13%, spent on exploratory drilling, $5.9 million of which was in New Zealand;
o $1.6 million, or 2%, spent on two gas processing plants in the Brookeland and Masters Creek areas;
o        $1.3 million, or 2%, on fixed assets; and
o        $0.2 million, or less than 1%, spent on field compression facilities.

     In 1999, we participated in drilling 22 development wells and five exploratory wells, of which 19 development wells and one exploratory well were successes, while another exploratory well is still under evaluation. Two of the exploratory wells were drilled in New Zealand. The first well in which we had a 10% working interest was unsuccessful and was drilled by another operator. The second well, which Swift drilled with a 90% working interest, has been completed and a ten-day production test has been performed. We believe that this discovery will result in proved reserves upon further evaluation and analysis. Our $57.7 million of unproved property costs not being amortized is indicative of our inventory of developmental and exploratory acreage to sustain drilling activity for future growth.

     Capital expenditures for 2000 are estimated to be approximately $114.8 million. Approximately $59.6 million of the 2000 budget is allocated to development and exploration drilling, primarily in our four core areas: AWP Olmos, Brookeland, Giddings, and Masters Creek. We anticipate drilling 36 development wells and 11 exploratory wells in 2000. Approximately $35.6 million is targeted towards the acquisition of producing properties. The remaining $19.6 million will be used primarily for leasehold, seismic, and geological costs, including approximately $2.7 million of such costs in New Zealand.

     The Company believes that 2000's anticipated internally generated cash flows, together with bank borrowings under our credit facility, will be sufficient to finance the costs associated with our currently budgeted 2000 capital expenditures.

     Our capital expenditures were approximately $183.8 million for 1998 and $132.0 million for 1997. During 1997, we relied upon net proceeds from the sale in 1996 of $115.0 million of convertible notes due 2006 and on internally generated cash flows, along with $7.9 million of bank borrowings, to fund capital expenditures. During 1998, we used $138.3 million of bank borrowings, along with internal cash flows of $54.2 million, to fund capital expenditures. Capital expenditures in 1998 included:

o $59.5 million, or 32%, spent on producing properties acquisitions, almost all of which was used to acquire the Brookeland and Masters Creek areas;

o $54.8 million, or 30%, spent on developmental drilling, primarily in the AWP Olmos and Giddings areas;

o $34.7 million, or 19%, spent on domestic prospect costs, principally leasehold, seismic, and geological costs of unproven prospects, including $15.2 million for leaseholds in the Brookeland and Masters Creek areas acquisition;
o $15.0 million, or 8%, spent for the purchase of a 20% interest in two gas processing plants as part of the Brookeland and Masters Creek areas acquisition;
o        $12.6 million, or 7%, spent on exploratory drilling;
o $3.9 million, or 2%, invested in foreign business opportunities, consisting of $2.9 million in New Zealand, $0.4 million in Venezuela, and $0.6 million in Russia, as described in Note 8 to the Consolidated Financial Statements;
o        $2.2 million, or 1%, spent on field compression facilities; and
o        $1.0 million, or 1%, spent on fixed assets.

     In  1998,  we  participated  in  drilling  61  development   wells  and  14
exploratory wells, of which 53 development wells and five exploratory wells were successes.

Results of Operations

     Revenues. Our revenues in 1999 increased by 34% over revenues in 1998 and by 10% in 1998 over 1997 revenues, principally due to increases in oil and gas sales.

     Oil and gas sales revenues in 1999 increased by 36%, or $28.8 million, over those revenues for 1998. In 1998, oil and gas sales revenues increased by 16%, or $11.1 million, over those revenues in 1997. Our net sales volumes in 1999, including the volumetric production payment associated with each year's production, increased by 10%, or 3.8 Bcfe, over net sales volumes in 1998. In 1998, net sales volumes increased by 54%, or 13.6 Bcfe, over net sales volumes in 1997. Average prices for oil decreased from $17.59 per Bbl in 1997 to $11.86 per Bbl in 1998, and then increased to $16.75 per Bbl in 1999. Average gas prices decreased from $2.68 per Mcf in 1997 to $2.08 per Mcf in 1998, and then increased to $2.40 per Mcf in 1999.

     In 1999, our $28.8 million increase in oil and gas sales resulted from:

o Volume variances that added $7.5 million of sales, with $9.0 million of increases coming from the 0.8 MMBbl increase in oil sales volumes, partially offset by a decline of $1.5 million from the 0.7 Bcf decrease in gas sales volumes; and
o Price variances that had a $21.3 million favorable impact on sales, $12.6 million of which was attributable to the 41% increase in average oil prices received, and $8.7 million of which was attributable to the 15% increase in average gas prices received.

     In 1998, our $11.1 million increase in oil and gas sales resulted from:

o Volume increases that added $38.3 million of sales, with $19.9 million of the increase coming from the 1.1 MMBbl increase in oil sales volumes and $18.4 million of the increase coming from the
              6.9 Bcf increase in gas sales volumes; and
o Offsetting price variances that had a $27.2 million unfavorable impact on sales, $16.9 million of which was attributable to the 22% decrease in average gas prices received, and $10.3 million of which was attributable to the 33% decrease in average oil prices received.

     The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four core areas in 1999 and 1998:

                                                Revenues                      Net Sales Volume
                                              (In millions)                        (Bcfe)
                                         ------------------------        --------------------------
                    Area                  1999             1998            1999            1998
           -----------------------       -------          -------        ---------       ----------
           AWP Olmos                      $31.5             $33.5           13.1            15.5
           Brookeland                     $14.6             $ 6.8            5.6             3.5
           Giddings                       $ 8.7             $14.6            3.8             7.0
           Masters Creek                  $48.5             $17.5           17.6             8.2

     Even though we scaled back our 1999 capital expenditures budget from budgeted amounts in prior years, oil and gas sales volumes increased in 1999 when compared to 1998, primarily due to the full year of production from the Brookeland and Masters Creek areas, as the 1998 amounts from these two areas included production only from the second half of 1998. However, due to the decrease in the 1999 capital expenditures budget and the resulting curtailment of drilling, 27 gross wells in 1999 as compared to 75 and 182 gross wells in 1998 and 1997, respectively, the natural production declines in the Giddings and the AWP Olmos areas were not offset by newly developed production. This scaled-back 1999 budget was in response to the low oil and gas prices experienced in 1998 and the first half of 1999. However, due to the improvement in oil and gas prices in the second half of 1999, our 2000 capital expenditures budget has increased to a planned $114.8 million, which should translate into increased sequential quarterly production volumes in 2000 when compared to the fourth quarter of 1999.

     The following table provides additional information regarding our oil and gas sales:

                               Net Sales Volume                  Average Sales Price
                       ---------------------------------        ----------------------
                         Oil         Gas       Combined            Oil           Gas
                        (MBbl)      (Bcf)       (Bcfe)            (Bbl)         (Mcf)
                       ---------    -------  -----------        ---------     --------
     1997:
     First Qtr.              166        4.9          5.9           $20.13        $3.06
     Second Qtr.             160        5.1          6.1           $17.08        $2.20
     Third Qtr.              164        5.6          6.5           $16.50        $2.47
     Fourth Qtr.             182        5.8          6.9           $16.69        $2.98
                       ---------    -------  -----------
          1997               672       21.4         25.4           $17.59        $2.68

     1998:
     First Qtr.              195        5.8          7.0           $12.61        $2.28
     Second Qtr.             190        6.2          7.3           $11.20        $2.20
     Third Qtr.              696        8.1         12.2           $11.94        $1.93
     Fourth Qtr.             720        8.1         12.5           $11.74        $2.00
                       ---------    -------  -----------
          1998             1,801       28.2         39.0           $11.86        $2.08

     1999:
     First Qtr.              728        7.2         11.6           $10.87        $1.82
     Second Qtr.             644        6.7         10.6           $15.25        $2.05
     Third Qtr.              612        6.9         10.5           $18.46        $2.84
     Fourth Qtr.             581        6.7         10.2           $23.99        $2.91
                       ---------    -------  -----------
          1999             2,565       27.5         42.9           $16.75        $2.40

     Revenues from our oil and gas sales comprised 98% of total revenues for 1999, 97% of total revenues for 1998, and 92% of total revenues for 1997. Our acquisition of interests in the second half of 1998 in the Brookeland and Masters Creek areas, which have a higher percentage of production from oil, has decreased the predominance of gas in our production volume mix to 64% in 1999 from 72% in 1998 and 84% in 1997.

     Costs and Expenses. Our general and administrative expenses in 1999 increased $0.6 million, or 17%, from the level of such expenses in 1998, while 1998 general and administrative expenses increased $0.3 million, or 9%, over 1997 levels. The variances in these costs over the three-year period reflect the increase in our corporate activities, while our partnership management activities are decreasing. However, our general and administrative expenses per Mcfe produced have decreased from $0.14 per Mcfe in 1997 to $0.10 per Mcfe in both 1998 and 1999. The portion of supervision fees netted from general and administrative expenses were $3.2 million for 1999, $2.7 million for 1998, and $2.6 million for 1997.

     Depreciation, depletion, and amortization of our assets, or DD&A, increased $3.0 million, or 8%, in 1999 from 1998, while 1998 DD&A increased $15.1 million, or 62%, over 1997 levels. This was primarily due to additions in our reserves and associated costs and to the related 10% increase in production in 1999 over 1998 and the 54% increase in production in 1998 over 1997. Our DD&A rate per Mcfe of production was $0.99 in 1999, $1.01 in 1998, and $0.95 in 1997,
reflecting variations in the per unit cost of reserves additions.

     Our production costs in 1999 increased $6.5 million, or 50%, over such expenses in 1998, while those expenses in 1998 increased $4.4 million, or 50%, over 1997 costs. The increases relate to the 10% increase in production volumes in 1999 and the 54% increase in 1998. The higher percentage increase in costs, in relation to the increase in production in 1999, was due to planned increases in remedial well work, increased severance taxes, and increased ad valorem taxes. While the planned remedial well work is expected to increase production on those wells in the future, these costs were expensed as incurred. The increase in severance taxes was partially due to the increase in oil and gas prices received in 1999 when compared to 1998. Also, severance taxes increased due to certain wells in the Masters Creek area losing the gas severance tax exemption they received from Louisiana once they had been in production for more than two years or once payout of the well occurs, whichever event occurs first. The ad valorem tax increase resulted from wells we drilled in the first half of 1998 and wells drilled in 1998 that we acquired in the Brookeland and Masters Creek areas acquisition being subject to ad valorem taxes for the first time at the beginning of 1999. Our production costs per Mcfe produced were $0.46 in 1999, $0.34 in 1998, and $0.35 in 1997. The portion of supervision fees netted from production costs were $3.2 million for 1999, $2.7 million for 1998, and $2.6 million for 1997.

     Interest expense on our senior notes due 2009, issued in July 1999, including amortization of debt issuance costs, totaled $5.3 million in 1999. Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, totaled $7.5 million in each of the years 1999, 1998, and 1997. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $6.1 million in 1999, $5.6 million in 1998, and $0.1 million in 1997. In total, 1999's interest expense was $18.9 million, of which $4.5 million was capitalized. The 1998 total interest expense was $13.1 million, of which $4.4 million was capitalized. The 1997 total interest expense was $7.6 million, of which $2.6 million was capitalized. We capitalize that portion of interest related to our exploration, partnership, and foreign business development activities. The increase in interest expense in 1999 was attributable to the increase in amounts outstanding to fund our 1998 capital expenditures, which included the Brookeland and Masters Creek areas acquisition in the third quarter of 1998, and to the higher interest rate on our new senior notes when compared to our credit facility. The increase in interest expense in 1998 was attributable to the increase in amounts outstanding under our credit facilities.

     In the third quarter of 1998, we took a non-cash write-down of oil and gas properties, as discussed in Note 1 to the Consolidated Financial Statements. Lower prices for both oil and natural gas at September 30, 1998, necessitated a pre-tax domestic full-cost ceiling write-down of $77.2 million, or $50.9 million after tax. Also, in the third quarter of 1998, we re-evaluated the capitalized unproved properties costs in Russia of $10.8 million and in Venezuela of $2.8 million, which resulted in a separate non-cash pre-tax charge to earnings of $13.6 million, or $9.0 million after tax. The combination of the non-cash full-cost domestic ceiling write-down and the non-cash foreign impairment charges resulted in a combined non-cash charge to earnings of $90.8 million pre-tax, or $59.9 million after tax.

     At December 31, 1999, our full-cost ceiling cushion was approximately $138.0 million, compared to our full-cost ceiling cushion at December 31, 1998, of approximately $25.0 million.

     Net Income. Our net income in 1999 of $19.3 million was 65% higher and Basic earnings per share ("Basic EPS") of $1.07 were 51% higher than 1998 income before the non-cash write-down of oil and gas properties of $11.7 million and Basic EPS of $0.71. These increases primarily reflected the effect of the 10% increase in production volumes and the 41% increase in oil prices and 15% increase in gas prices. Oil and gas prices have risen rapidly since the second quarter of 1999, which is reflected by third- and fourth-quarter net income combining to represent 77% of net income for the year. The lower percentage increase in Basic EPS reflects a 10% increase in weighted average shares outstanding in 1999, primarily due to our third-quarter public sale of 4.6 million shares of common stock.

     Before the non-cash write-down of oil and gas properties in 1998, our net income of $11.7 million was 48% lower and Basic EPS of $0.71 was 47% lower than net income of $22.3 million and Basic EPS of $1.35 in 1997. These decreases primarily reflected the effect of a 33% decrease in oil prices and 22% decrease in gas prices, while costs and expenses increased in general proportion to the 54% increase in production.

     Year 2000. The Year 2000 issue arose because many computer programs used only the last two digits to refer to a year. Therefore, those programs could not distinguish between the years 1900 and 2000, potentially causing systems failures, miscalculations, and the disruption of normal business activities. We formed a task force to prepare our business systems for the Year 2000, which included testing our in-house business systems and field operations systems, reviewing Year 2000 compliance certifications and reports issued by third parties, upgrading or replacing noncompliance systems, and preparing a contingency plan for unforeseen difficulties. We implemented this plan before 2000 began.

     Our in-house business systems are almost entirely comprised of off-the-shelf software. These systems were either tested, certified as compliant by the licensor of the software, or categorized as not date specific. We upgraded or replaced the software that experienced difficulties addressing the Year 2000.

     In our core business function, oil and gas exploration, the systems and equipment are primarily non-information technology systems that are not date specific. Our most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which our core field operations equipment relies, resulting in a substantial decrease in our oil and gas production activities. We did not maintain on-site secondary power supplies, such as generators, as it was not economically feasible. A prolonged interruption could have materially affected our operations.

     In our business, we also depend on third parties such as pipeline operators who transport natural gas, customers, and suppliers, any one of whom could have been prone to Year 2000 problems that we could not assess or detect. We have experienced no problems with these third parties.

     The costs incurred to address the Year 2000 issue did not have a material effect on our results of operations or our liquidity and financial condition. We estimate our total cost to address the Year 2000 issue to have been less than $150,000, most of which was spent during the testing phase on equipment and software upgrades. We used both internal and external resources to complete our Year 2000 program and to perform tasks necessary to address the Year 2000 problem.

     As of the filing of this report, we are not aware of any Year 2000 problems experienced either by us or by parties with which we do business, and we do not expect to experience such problems in the future. We will continue to assess any potential problems that might occur.

Forward Looking Statements

     The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, and therefore involve a number of risks and uncertainties. Such forward-looking statements concern, among other things, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves and potential reserves, hydrocarbon prices, liquidity, regulatory matters, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "budgeted," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates, and assumptions and is subject to a number of risks and uncertainties. As a consequence, actual results may differ materially from expectations, estimates, or assumptions expressed in or implied by any forward-looking statements made by or on behalf of us, including those regarding our financial results, levels of oil and gas production or revenues, capital expenditures, and capital resources. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for oil and natural gas internationally or in the United States; the uncertainty of drilling results and reserve estimates; operating hazards; requirements for capital; general economic conditions; competition and government regulations; as well as the risks and uncertainties discussed herein, including, without limitation, the portions referenced above and the uncertainties set forth from time to time in our other public reports, filings, and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Commodity Risk. Our major market risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The effects of such pricing volatility are discussed above, and such volatility is expected to continue.

     Our price risk program permits the utilization of agreements and financial instruments (such as futures, forward and options contracts, and swaps) to mitigate price risk associated with fluctuations in oil and natural gas prices as they relate to our and the managed limited partnerships' oil and gas production. Below is a description of the financial instruments we have utilized to hedge our exposure to price risk.

o Price Floors - Costs and any benefits derived from price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue. The costs to purchase put options are amortized over the option period. Below is a summary of the utilization of price floors for the years ending December 31, 1999, 1998, and 1997.
          o The costs related to 1999 hedging activities totaled approximately $909,000, with benefits of approximately
                    $348,000 being received, resulting in a net cash outlay of approximately $561,000, or $0.013 per Mcfe. The costs related to the open contracts as of December 31, 1999, totaled approximately $98,000 and had a fair market value of $112,500.
          o The costs related to 1998 hedging activities totaled approximately $377,000, with benefits of approximately
                    $101,000 being received, resulting in a net cash outlay of approximately $276,000, or $0.007 per Mcfe.
          o The costs related to 1997 hedging activities totaled approximately $1,052,000, with benefits of approximately $439,000 being received, resulting in a net cash outlay of approximately $613,000, or $0.014 per Mcfe.

o Participating Collars - During the fourth quarter of 1999, we entered into participating collars to hedge oil production through June 2000. Below is a summary of the collar arrangements for 2000. The participating collars are designated as hedges, and realized gains or losses are recognized in oil and gas revenues when the associated production occurs.
          o         We  hedged  100,000  Bbls of oil per  month  for the  months
                    January through June 2000 with a floor price of $19.00 per Bbl and a ceiling price of $23.60 per Bbl, whereby we participate in 75% of any amount above the $23.60 ceiling price. At December 31, 1999, the participating collars had an approximate value, as quoted by the dealers, of $95,000.
                    The  January  2000  collar has expired at a loss of $62,550.
                    The gains or losses of the remaining months are determined from an average of the closing price of the contracts.

     Interest Rate Risk. All of our long-term debt obligations at December 31, 1999, have fixed interest rates, and we have no current plans to redeem long-term debt obligations before their stated maturity. Consequently we are not exposed to cash flow or fair value risk from market interest rate changes on our long-term debt portfolio. In 2000, we anticipate borrowing under our credit facility and accordingly will be exposed to fluctuations in interest rates.

     Financial Instruments & Debt Maturities. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, convertible notes, and senior notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 1998, and were determined based upon interest rates currently available to us for borrowings with similar terms. Based on quoted markets prices as of the respective dates, the fair values of our convertible notes were $89.7 million and $81.4 million at December 31, 1999 and 1998, respectively, and the fair value of our senior notes was $117.9 million at December 31, 1999. Our credit facility with the banks expires August 18, 2002. Our $115.0 million convertible notes mature on November 15, 2006. Our $125.0 million senior notes mature on August 1, 2009.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants.................................26

Consolidated Balance Sheets..............................................27

Consolidated Statements of Income........................................28

Consolidated Statements of Stockholders' Equity..........................29

Consolidated Statements of Cash Flows....................................30

Notes to Consolidated Financial Statements...............................31

  1.  Summary of Significant Accounting Policies.........................31
  2.  Earnings Per Share.................................................34
  3.  Provision for Income Taxes.........................................35
  4.  Long-Term Debt ....................................................36
  5.  Commitments and Contingencies......................................37
  6.  Stockholders' Equity...............................................37
  7.  Related-Party Transactions.........................................40
  8.  Foreign Activities.................................................40
  9.  Acquisition of Properties..........................................41

Supplemental Information (Unaudited).....................................42

Report of Independent Public Accountants

To the Stockholders and Board of Directors of Swift Energy Company:

We have audited the accompanying consolidated balance sheets of Swift Energy Company (a Texas corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                ARTHUR ANDERSEN LLP



Houston, Texas
February 9, 2000

Consolidated Balance Sheets
Swift Energy Company and Subsidiaries

                                                                                   December 31,
                                                                              1999               1998
                                                                        ----------------   ----------------
ASSETS

Current Assets:
     Cash and cash equivalents                                          $     22,685,648   $      1,630,649
     Accounts receivable-
          Oil and gas sales                                                   15,634,019         12,764,568
          Associated limited partnerships and joint ventures                   5,359,596         10,058,239
          Joint interest owners                                                5,550,048          9,767,940
     Other current assets                                                      1,376,177          1,025,035
                                                                        ----------------   ----------------
             Total Current Assets                                             50,605,488         35,246,431
                                                                        ----------------   ----------------

Property and Equipment:
     Oil and gas, using full-cost accounting
          Proved properties being amortized                                  573,360,199        497,296,068
          Unproved properties not being amortized                             57,662,739         56,041,886
                                                                        ----------------   ----------------
                                                                             631,022,938        553,337,954
     Furniture, fixtures, and other equipment                                  7,778,571          7,098,305
                                                                        ----------------   ----------------
                                                                             638,801,509        560,436,259
     Less - Accumulated depreciation, depletion, and amortization           (242,966,019)      (200,713,621)
                                                                        -----------------  -----------------
                                                                             395,835,490        359,722,638
                                                                        ----------------   ----------------
Other Assets:
     Receivables from associated limited partnerships, net of current
          portion                                                                628,228          3,170,067
     Limited partnership formation and marketing costs                               ---            917,189
     Deferred income taxes                                                           ---            254,984
     Deferred charges                                                          7,230,208          4,333,958
                                                                        ----------------   ----------------
                                                                               7,858,436          8,676,198
                                                                        ----------------   ----------------
                                                                        $    454,299,414   $    403,645,267
                                                                        ================   ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                           $     25,674,143    $    18,639,649
     Payable to associated limited partnerships                                  609,967            380,692
     Undistributed oil and gas revenues                                        7,785,975         12,394,713
                                                                        ----------------   ----------------
               Total Current Liabilities                                      34,070,085         31,415,054
                                                                        ----------------   ----------------

Long-Term Debt                                                               239,068,423        261,200,000
Deferred Revenues                                                                576,658          1,667,574
Deferred Income Taxes                                                         10,180,131                ---

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
          none outstanding                                                           ---                ---
     Common stock, $.01 par value, 35,000,000 shares authorized,
          21,683,185 and 16,972,517 shares issued, and 20,823,729
          and 16,291,242 shares outstanding, respectively                        216,832            169,725
     Additional paid-in capital                                              191,092,851        148,901,270
     Treasury stock held, at cost, 859,456 and 681,275 shares,
          respectively                                                       (12,325,668)       (11,841,884)
     Retained earnings (deficit)                                              (8,579,898)       (27,866,472)
                                                                        -----------------  ----------------
                                                                             170,404,117        109,362,639
                                                                        ----------------   ----------------
                                                                        $    454,299,414   $    403,645,267
                                                                        ================   ================

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
Swift Energy Company and Subsidiaries

                                                                      Year Ended December 31,
                                                            1999                1998                1997
                                                     ---------------------------------------------------------
Revenues:
     Oil and gas sales                               $    108,898,696     $      80,067,837    $    69,015,189
     Fees from limited partnerships and joint
          ventures                                            229,749               333,940            745,856
     Interest income                                          833,204               107,374          2,395,406
     Other, net                                               709,358             1,960,070          2,555,729
                                                     ----------------     -----------------    ---------------

                                                          110,671,007            82,469,221         74,712,180
                                                     ----------------     -----------------    ---------------

Costs and Expenses:
     General and administrative, net of
          reimbursement                                     4,497,400             3,853,812          3,523,604
     Depreciation, depletion, and amortization             42,348,901            39,343,187         24,247,142
     Oil and gas production                                19,645,740            13,138,980          8,778,876
     Interest expense, net                                 14,442,815             8,752,195          5,032,952
     Write-down of oil and gas properties                         ---            90,772,628                ---
                                                     ----------------     -----------------    ---------------

                                                           80,934,856           155,860,802         41,582,574
                                                     ----------------     -----------------    ---------------

Income (Loss) Before Income Taxes                          29,736,151           (73,391,581)        33,129,606

Provision (Benefit) for Income Taxes                       10,449,577           (25,166,377)        10,819,417
                                                     -----------------    ------------------   ---------------

Net Income (Loss)                                    $     19,286,574     $     (48,225,204)   $    22,310,189
                                                     ================     =================    ===============

Per Share Amounts-
     Basic                                           $           1.07     $           (2.93)   $          1.35
                                                     ================     =================    ===============

     Diluted                                         $           1.07     $           (2.93)   $          1.26
                                                     ================     =================    ===============

Weighted Average Shares Outstanding                        18,050,106            16,436,972         16,492,856
                                                     ================     =================    ===============


See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Swift Energy Company and Subsidiaries

                                                                             Unearned
                                              Additional                       ESOP          Retained
                                 Common        Paid-in         Treasury       Compen-        Earnings
                                Stock (1)      Capital          Stock         sation        (Deficit)           Total
                               -----------  ---------------  -------------  -------------   --------------  --------------
Balance, December 31, 1996     $   151,764   $  102,018,861  $           -  $    (521,354)  $   41,112,339  $  142,761,610
  Stock issued for benefit
    plans (12,227 shares)              122          371,359              -              -                -         371,481
  Stock options exercised
    (137,155 shares)                 1,372        1,613,071              -              -                -       1,614,443
  Employee stock purchase plan
    (26,551 shares)                    266          403,145              -              -                -         403,411
  10% stock dividend
    (1,494,606 shares)              14,946       43,048,389              -              -      (43,063,335)              -
  Allocation of ESOP shares              -           88,152              -        371,299                -         459,451
  Purchase of 387,800 shares
    as treasury stock                    -                -     (8,519,665)             -                -      (8,519,665)
  Net income                             -                -              -              -       22,310,189      22,310,189
                               -----------  ---------------  -------------  -------------   --------------  --------------
Balance, December 31, 1997     $   168,470   $  147,542,977  $  (8,519,665) $    (150,055)  $   20,359,193  $  159,400,920
  Stock issued for benefit
    plans (20,032 shares)              200          367,058              -              -                -         367,258
  Stock options exercised
    (84,757 shares)                    847          735,746              -              -                -         736,593
  Employee stock purchase
    plan (20,756 shares)               208          317,340              -              -                -         317,548
  Stock dividend adjustment
    (16 shares)                          -              461              -              -             (461)              -
  Allocation of ESOP shares              -          (62,312)             -        150,055                -          87,743
  Purchase of 293,475 shares
    as treasury stock                    -                -     (3,322,219)             -                -      (3,322,219)
  Net loss                               -                -              -              -      (48,225,204)    (48,225,204)
                               -----------  ---------------  -------------  -------------   --------------  --------------
Balance, December 31, 1998     $   169,725   $  148,901,270  $ (11,841,884) $           -   $  (27,866,472) $  109,362,639
  Stock issued for benefit
    plans (90,738 shares)              224         (366,408)       978,956              -                -         612,772
  Stock options exercised
    (65,477 shares)                    655          461,102              -              -                -         461,757
  Employee stock purchase
    plan (22,771 shares)               228          181,577              -              -                -         181,805
  Public stock offering
    (4,600,000 shares)              46,000       41,915,310              -              -                -      41,961,310
  Purchase of 246,500 shares
    as treasury stock                   -                 -     (1,462,740)             -                -      (1,462,740)
  Net income                            -                 -              -              -       19,286,574      19,286,574
                               -----------   --------------  -------------  -------------   --------------  --------------
Balance, December 31, 1999     $   216,832   $  191,092,851  $ (12,325,668) $           -       (8,579,898) $  170,404,117
                               ===========   ==============  =============  =============   ==============  ==============

(1)$.01 par value.


See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Swift Energy Company and Subsidiaries

                                                                               Year Ended December 31,
                                                                -------------------------------------------------------
                                                                      1999                1998              1997
                                                                -----------------   -----------------   ---------------
Cash Flows from Operating Activities:
     Net income (loss)                                          $      19,286,574   $     (48,225,204)  $    22,310,189
     Adjustments to reconcile net income to net cash provided
             by operating activities-
          Depreciation, depletion, and amortization                    42,348,901          39,343,187        24,247,142
          Write-down of oil and gas properties                                ---          90,772,628                --
          Deferred income taxes                                        10,435,115         (25,609,134)       10,060,193
          Deferred revenue amortization related to production
             payment                                                   (1,056,284)         (1,248,800)       (1,449,808)
          Other                                                           628,614             478,470           786,917
          Change in assets and liabilities-
             Increase in accounts receivable                           (2,889,530)         (2,129,360)         (204,475)
             Increase (decrease) in accounts payable
                and accrued liabilities, excluding income
                taxes payable                                           4,850,036             689,347          (564,323)
             Increase in income taxes payable                                 ---             177,883            70,130
                                                                -----------------   -----------------   ---------------
                Net Cash Provided by Operating Activities              73,603,426          54,249,017        55,255,965
                                                                -----------------   -----------------   ---------------

Cash Flows from Investing Activities:
     Additions to property and equipment                              (78,112,550)       (183,815,927)     (131,967,444)
     Proceeds from the sale of property and equipment                   4,531,935           1,533,112         3,369,982
     Net cash received (distributed) as operator of oil and gas
             properties                                                 5,995,842          (5,933,171)       (1,829,008)
     Net cash distributed as operator of partnerships and
         joint ventures                                                  (433,114)         (1,559,537)       (2,102,553)
     Limited partnership formation and marketing costs                        ---            (619,970)               --
     Other                                                               (131,135)           (113,716)         (259,255)
                                                                -----------------   -----------------   ---------------
               Net Cash Used in Investing Activities                  (68,149,022)       (190,509,209)     (132,788,278)
                                                                -----------------   -----------------   ---------------

Cash Flows from Financing Activities:
     Proceeds from senior subordinated notes                          124,045,000                  --                --
     Net proceeds from (payments of) bank borrowings                 (146,200,000)        138,285,000         7,915,000
     Net proceeds from issuances of common stock                       42,719,776           1,421,399         2,389,336
     Purchase of treasury stock                                        (1,462,740)         (3,322,219)       (8,519,665)
     Payments of debt issuance costs                                   (3,501,441)           (540,671)               --
                                                                -----------------   -----------------   ---------------
              Net Cash Provided by Financing Activities                15,600,595         135,843,509         1,784,671
                                                                -----------------   -----------------   ---------------

Net Increase (Decrease) in Cash and Cash Equivalents            $      21,054,999   $        (416,683)  $   (75,747,642)

Cash and Cash Equivalents at Beginning of Year                          1,630,649           2,047,332        77,794,974
                                                                -----------------   -----------------   ---------------

Cash and Cash Equivalents at End of Year                        $      22,685,648   $       1,630,649   $     2,047,332
                                                                =================   =================   ===============

Supplemental Disclosures of Cash Flows Information:

Cash paid during year for interest, net of amounts capitalized  $       8,618,020   $       8,343,445   $     4,638,308
Cash paid during year for income taxes                          $             ---   $          36,286   $       381,514


See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Swift Energy Company and Subsidiaries

1.   Summary of Significant Accounting Policies

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Swift Energy Company (Swift) and our wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with particular emphasis on U.S. onshore natural gas reserves. We also have oil and gas activities in New Zealand, and to a lesser extent in Venezuela and Russia. Our investments in associated oil and gas partnerships and joint ventures are accounted for using the proportionate consolidation method, whereby our proportionate share of each entity's assets, liabilities, revenues, and expenses are included in the appropriate classifications in the consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the consolidated statements. In the second quarter of 1998, we began netting supervision fees against general and administrative expenses and oil and gas production costs. This reclassification has been made for all periods presented. Certain other reclassifications have been made to prior year amounts to conform to the current year presentation.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

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

     No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions involving a significant amount of reserves. The proceeds from the sale of oil and gas properties are generally treated as a reduction of oil and gas property costs. Fees from associated oil and gas exploration and development limited partnerships are credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense.

     Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis, based on current economic conditions, and are amortized to expense as our capitalized oil and gas property costs are amortized. Our properties are all onshore, and historically the salvage value of the tangible equipment offsets our site restoration and dismantlement and abandonment costs. We expect that this relationship will continue in the future.

     We compute the provision for depreciation, depletion, and amortization of oil and gas properties on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties--including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis for those countries with oil and gas production. We currently have production in the United States only. All other equipment is depreciated by the straight-line method at rates based on the estimated useful lives of the property. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

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

     Domestic Properties. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). This calculation is done on a country-by-country basis for those countries with proved reserves. Currently, we have proved reserves in the United States only.

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

     In 1998, as a result of low oil and gas prices at September 30, 1998, we reported a non-cash write-down on a before-tax basis of $77.2 million ($50.9 million after tax) on our domestic properties.

     Foreign Properties. During the third quarter of 1998, as we do every reporting period, we evaluated all of our foreign unevaluated properties (a detailed description of which is included in Note 8 to the Consolidated Financial Statements), especially in light of the then increased volatility in the oil and gas markets, international uncertainty, and turmoil in the world capital markets.

     The increased volatility in the oil and gas markets affected our cash flows available for further exploration and forced us to scale back our capital expenditures budget. All of this was further accentuated in Venezuela by the economic crisis there, the results of which were to diminish the availability of financing in international markets for Venezuelan projects and to worsen Venezuelan currency problems. Petroleos de Venezuela, S.A., layoffs, threatened oil worker strikes, reduced OPEC production allocations, and other third-quarter 1998 events highlighted the problems that the oil and gas industry was encountering in Venezuela. As a result of these and other factors, in the third quarter of 1998 we decided to impair all $2.8 million of costs related to our Venezuelan oil and gas exploration activities.

     In addition, in the third quarter of 1998, we impaired all $10.8 million of costs relating to our Russian activities. This impairment was attributed not only to the volatility in the oil and gas markets and the severe tightening of international credit markets discussed above, but also to the increased political instability in Russia and the August 1998 collapse of the Russian currency. We believed that the economic and political situation would result in the lack of capital to develop the reserves underlying our net profits interest in the near term. Although we continue to believe that our net profits interest is legally enforceable under international law, for all these reasons we did not believe that realistically we would be able to recover our investment in Russia in the foreseeable future. Because of this, we determined that we no longer had a reasonable basis to continue capitalization of the costs in our Russia cost center.

     The combination of the third-quarter domestic full-cost ceiling write-down and foreign activities impairment charges reduced before-tax earnings by $90.8 million ($59.9 million after tax).

     During the fourth quarter of 1998 and the second quarter of 1999, we charged to income as additional depreciation, depletion, and amortization costs our portion of drilling costs associated with an unsuccessful exploratory well in each quarter drilled by other operators in New Zealand. These costs were $400,000 in 1998 and $300,000 in 1999.

     Oil and Gas Revenues. Gas revenues are reported using the entitlement method in which we recognize our ownership interest in natural gas production as revenue. If our sales exceed our ownership share of production, the differences are reported as deferred revenue. Natural gas balancing receivables are reported when our ownership share of production exceeds sales. As of December 31, 1999, we did not have any material natural gas imbalances.

     Deferred Charges. Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the public offering in November 1996 of our 6.25% Convertible Subordinated Notes (the "Convertible Notes") and with the public offering in August 1999 of our 10.25% Senior Subordinated Notes (the "Senior Notes") have been capitalized and are being amortized over the life of each of the respective note offerings. The Convertible Notes mature on November 15, 2006, and the balance of their issuance costs at December 31, 1999, was $3,445,003, net of accumulated amortization of $1,104,997. The Senior Notes mature on August 1, 2009 and the balance of their issuance costs at December 31, 1999, was $3,417,779, net of accumulated amortization of $83,662. The issuance costs associated with our revolving credit facility, which closed in August 1998, have been capitalized and are being amortized over the life of the facility, which will extend until August 2002. The balance of these issuance costs at December 31, 1999, was $367,426, net of accumulated amortization of $191,268.

     Limited Partnerships and Joint Ventures. Between 1984 and 1995, we formed 88 limited partnerships for the purpose of acquiring interests in producing oil and gas properties and, since 1993, 13 partnerships engaged in drilling for oil and gas reserves. We serve as managing general partner of these entities. We acquired producing oil and gas properties for the production purchase partnerships and transferred those properties to the partnership entities that invested in producing oil and gas properties. Producing property partnerships have been in existence for periods ranging from four to thirteen years. Most of these partnerships have produced a majority of their reserves and, having been in existence for long periods of time, have entered the stage where consideration of liquidation proposals is appropriate.

     During 1997 and 1998, 21 of these partnerships were liquidated following a vote of the limited partners in each of those partnerships to do so. Ten of these 21 partnerships were the earliest public income partnerships formed by Swift. As of early March 2000, an additional 10 partnerships voted to sell substantially all of their assets and liquidate, and the efforts to sell their assets have just commenced. Also in February and early March 2000, proxy statements were sent to the investors in 55 of the 57 remaining production purchase partnerships soliciting their votes upon proposals to sell their assets and liquidate. The proxy statements for the remaining two partnerships will be mailed shortly. If these proposals are approved, it is anticipated that these liquidations will be substantially completed during 2000 and, if necessary, 2001.

     Commencing in September 1993 on a private placement basis, we began offering general and limited partnership interests in limited partnerships to be formed to drill for oil and gas. As managing general partner, we paid for all front-end costs incurred in connection with these offerings, for which we received an interest in the partnerships. Through December 31, 1999, approximately $66.1 million had been raised in thirteen partnerships, one each formed in 1993 and 1994; three each in 1995, 1996, and 1997; and two in 1998. During 1997, eight private drilling partnerships formed between 1979 and 1985 were liquidated following limited partner votes to do so.liquidated following limited partner votes to do so.

     Hedging Activities. Our revenues are primarily the result of sales of our oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, we engage periodically in certain hedging activities, which includes buying protection price floors and entering into participation collars for portions of our and the managed limited partnerships' oil and natural gas production. These derivative financial instruments are placed with major financial institutions that we believe present minimum credit risk. Costs and any benefits derived from the price floors are recorded as a reduction or an increase, as applicable, in oil and gas sales revenue. The costs to purchase put options are amortized over the option period. The participating collars are designated as hedges and realized gains or losses are recognized in oil and gas revenues when the associated production occurs. The costs related to 1999 hedging activities, consisting only of price floors, totaled approximately $909,000, with benefits of approximately $348,000 being received, resulting in a net cash outlay of approximately $561,000, or $0.013 per Mcfe. Regarding the price floors, the costs related to the open contracts as of December 31, 1999, totaled approximately $98,000 and had a fair market value of $112,500. At December 31, 1999, the participating collars had an approximate value, as quoted by the dealers, of $95,000. The January 2000 collar has expired at a loss of $62,550. The gains or losses of the remaining months are determined from an average of the closing price of the contracts.

     Income  Taxes.  We account  for income  taxes using the  liability  method.
Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws.

     Deferred Revenues. In May 1992, we purchased interests in certain wells using funds provided by our sale of a volumetric production payment in these properties to Enron. Under the production payment agreement, we are required to deliver to Enron approximately 9.5 Bcf over an eight-year period, or for such longer period as is necessary to deliver a specified heating equivalent quantity at an average price of $1.115 per MMBtu. We receive all proceeds from sale of excess gas at current market prices plus the proceeds from sale of oil or condensate. Volumes remaining to be delivered through October 2000 under the volumetric production payment were approximately 0.4 Bcf at December 31, 1999, and were not included in our proved reserves. Net proceeds from the sale of the production payment were recorded as deferred revenues. Deliveries under the production payment agreement are recorded as oil and gas sales revenues and a corresponding reduction of deferred revenues.

     Cash and Cash Equivalents. We consider all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

     Credit Risk Due to Certain Concentrations. We extend credit, primarily in the form of monthly oil and gas sales and joint interest owners receivables, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables are mitigated by the size, reputation, and nature of the companies to which we extend credit. During 1999, oil and gas sales to subsidiaries of Eastex Crude Company were $21.7 million, or 19.4% of our oil and gas sales. During 1998, oil and gas sales to subsidiaries of PG&E Energy Trading Corporation were $13.0 million, or 16.2% of oil and gas sales, and to Aquila Southwest Pipeline Corporation were $8.0 million, or 10.0% of sales. In 1997, oil and gas sales to PG&E Energy Trading Corporation were $13.5 million, or 19.5% of oil and gas sales; to Aquila Southwest Pipeline Corporation were $8.1 million, or 11.7% of sales, and to Koch Oil Company were $7.1 million, or 10.3% of sales.

     Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and convertible notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 1999 and 1998, and were determined based upon interest rates currently available to us for borrowings with similar terms. Based on quoted market prices as of the respective dates, the fair values of our Convertible Notes were $89.7 million and $81.4 million at December 31, 1999 and 1998, respectively, and the fair value of our Senior Notes was $117.9 million at December 31, 1999. The carrying value of our Convertible Notes was $115.0 million at December 31, 1999 and 1998, and the carrying value of our Senior Notes was $124.1 million at December 31, 1999.

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item in the income statements and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. We are currently evaluating the new standard, but have not yet determined the impact it will have on our financial position and results of operations.

2. Earnings Per Share

     Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods. Basic EPS has been retroactively restated in all periods presented to give recognition to the 10% stock dividend declared in October 1997 that resulted in an additional 1,494,622 shares being issued.

     The calculation of diluted earnings per share ("Diluted EPS") assumes conversion of our convertible notes as of the beginning of the respective periods and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method. The assumed conversion of our convertible notes has been excluded from the calculation of Diluted EPS for the 1999 and 1998 periods, as they would have been antidilutive. Certain of our stock options that would potentially dilute Basic EPS in the future have been antidilutive for the 1999 and 1998 periods. Diluted EPS has also been retroactively restated for all periods presented to give effect to the 10% stock dividend. The original conversion price of the convertible notes of $34.6875 was revised to $31.534 to reflect the October 1997 stock dividend declared.

     The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the years ended December 31, 1999, 1998, and 1997:

                                      1999                               1998                               1997
                        ---------------------------------  ----------------------------------    ----------------------------------
                                                    Per                                Per                                    Per
                             Net                    Share        Net                   Share         Net                     Share
                           Income      Shares      Amount       Loss       Shares      Amount       Income       Shares      Amount
                        -----------  -----------   ------  -------------  ----------  --------   ------------ -----------   -------
Basic EPS:
  Net Income (Loss)
    and Share Amounts   $19,286,574   18,050,106   $ 1.07  $ (48,225,204) 16,436,972   $ (2.93)  $ 22,310,189  16,492,856   $  1.35
Dilutive Securities:
    6.25% Convertible
    Notes                        --           --                      --          --                3,525,808   3,646,847
  Stock Options                  --       42,365                      --          --                       --     428,036
                        -----------  -----------           -------------  ----------             ------------ -----------
Diluted EPS:
  Net Income (Loss)and
  Assumed Share
  Conversions           $19,286,574   18,092,471   $ 1.07  $ (48,225,204) 16,436,972   $ (2.93)  $ 25,835,997  20,567,739   $  1.26
                        -----------  -----------           -------------  ----------             ------------ -----------


3. Provision for Income Taxes

     The following is an analysis of the consolidated income tax provision (benefit):

                                           Year Ended December 31,
                             -----------------------------------------------------
                                  1999                1998              1997
                             ---------------     --------------     --------------
          Current            $       (11,819)    $      214,169     $       77,402
          Deferred                10,461,396        (25,380,546)        10,742,015
                             ---------------    ---------------     --------------

          Total              $    10,449,577     $  (25,166,377)    $   10,819,417
                             ===============     ==============     ==============



     There are differences between income taxes computed using the statutory rate (35% for 1999, 1998, and 1997) and our effective income tax rates (35.1%, 34.3%, and 32.7% for 1999, 1998, and 1997, respectively), primarily as the result of certain tax credits available to us. Reconciliations of income taxes computed using the statutory rate to the effective income tax rates are as follows:

                                                     1999               1998              1997
                                                ---------------     -------------    --------------
Income taxes computed at federal statutory rate $    10,407,653     $ (25,687,053)    $  11,595,362
State tax provisions, net of federal benefits            (7,801)           23,949            48,058
Nonconventional fuel source credit                          ---          (287,000)         (294,000)
Depletion deductions in excess of basis                     ---           (42,500)          (51,000)
Other, net                                               49,725           826,227          (479,003)
                                                ---------------     -------------     -------------

Provision (benefit) for income taxes            $    10,449,577     $ (25,166,377)    $  10,819,417
                                                ===============     =============     =============

     The tax effects of temporary differences representing the net deferred tax liability (asset) at December 31, 1999 and 1998, were as follows:

                                                       1999               1998
                                                ------------------    --------------
Deferred tax assets:
   Alternative minimum tax credits              $       (1,979,399)   $   (1,979,399)
   Other                                                  (237,587)         (237,587)
                                                ------------------    --------------
      Total deferred tax assets                 $       (2,216,986)   $   (2,216,986)

Deferred tax liabilities:
   Oil and gas properties                       $       11,960,417    $    1,531,651
   Other                                                   436,700           430,351
                                                ------------------    --------------
      Total deferred tax liabilities            $       12,397,117    $    1,962,002
                                                ------------------    --------------

Net deferred tax liability (asset)              $       10,180,131    $     (254,984)
                                                ==================    ==============

     We did not record any valuation allowances against deferred tax assets at December 31, 1999 and 1998.

     At December 31, 1999, we had alternative minimum tax credits of $1,979,399 that carry forward indefinitely and are available to reduce future regular tax liability to the extent they exceed the related tentative minimum tax otherwise due.

4. Long-Term Debt

     Our long-term debt as of December 31, 1999 and 1998, is as follows (in thousands):

                                                       1999                 1998
                                                   ------------          -----------
     Bank Borrowings                               $         --          $   146,200
     Convertible Notes                                  115,000              115,000
     Senior Notes                                       124,068                   --
                                                   ------------          -----------
               Long-Term Debt                      $    239,068          $   261,200
                                                   ============          ===========

     Bank Borrowings. At December 31, 1999, we had no borrowings under our credit facility. At December 31, 1998, we had outstanding borrowings of $146.2 million under our $250.0 million credit facility, which we closed in August 1998 with a syndicate of ten banks. The interest rate was either (a) the lead bank's prime rate (7.75% at December 31, 1998) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on our ratio of outstanding balance on the credit facility to the last calculated borrowing base. Of the $146.2 million borrowed at December 31, 1998, $145.0 million was borrowed at the LIBOR rate (a weighted average of 6.34% at December 31, 1998).

     This credit facility was restated in March 2000, effective November 1, 1999, and now consists of a $250.0 million revolving line of credit with a $100.0 million borrowing base with a syndicate of nine banks. The interest rate is either (a) the lead bank's prime rate (8.5% at December 31, 1999) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on our ratio of outstanding balance on the credit facility to the last calculated borrowing base.

     The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility extends until August 2002.

     Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $6,107,270 in 1999 and $5,575,505 in 1998.

     Convertible Notes. Our Convertible Notes at December 31, 1999 and 1998, consist of $115,000,000 of 6.25% Convertible Subordinated Notes due 2006. The Convertible Notes were issued on November 25, 1996, and will mature on November 15, 2006. The Convertible Notes are unsecured and convertible into common stock of Swift at the option of the holders at any time prior to maturity at an adjusted conversion price of $31.534 per share, subject to adjustment upon the occurrence of certain events. The original conversion price of $34.6875 was adjusted downward to reflect the October 1997 10% stock dividend. Interest on the notes is payable semiannually, on May 15 and November 15, and commenced with the first payment on May 15, 1997. On or after November 15, 1999, the Convertible Notes are redeemable for cash at the option of Swift, with certain restrictions, at 104.375% of principal, declining to 100.625% in 2005. Upon certain changes in control of Swift, if the price of our common stock is not above certain levels, each holder of Convertible Notes will have the right to require us to repurchase the Convertible Notes at 101% of the principal amount thereof, together with accrued and unpaid interest to the date of repurchase, but after the repayment of any Senior Indebtedness, as defined.

     Interest expense on the Convertible Notes, including amortization of debt issuance costs, totaled $7,569,361 in 1999 and $7,544,650 in 1998.

     Senior Notes. Our Senior Notes at December 31, 1999, consist of $125,000,000 of 10.25% Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The Senior Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually, on February 1 and August 1, and commenced with the first payment on February 1, 2000. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. In addition, prior to August 1, 2002, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 110.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

     Interest expense on the Senior Notes, including amortization of debt issuance costs and discount, totaled $5,303,266 in 1999.

5. Commitments and Contingencies

     Total rental and lease expenses were $1,272,497 in 1999, $1,117,351 in 1998, and $1,039,210 in 1997. Our remaining minimum annual obligations under non-cancelable operating lease commitments are $1,151,249 for 2000, $1,151,249 for 2001, $1,273,007 for 2002, $1,358,238 for 2003, and $1,370,414 for 2004.

     As of December 31, 1999, we are the managing general partner of 80 limited partnerships. Because we serve as the general partner of these entities, under state partnership law we are contingently liable for the liabilities of these partnerships, which liabilities are not material for any of the periods presented in relation to the partnerships' respective assets.

     In the ordinary course of business, we have been party to various legal actions, which arise primarily from our activities as operator of oil and gas wells. In management's opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the financial position or results of operations of Swift.

6. Stockholders' Equity

     Common Stock. During the third quarter of 1999, we issued 4.6 million shares of common stock at a price of $9.75 per share. Gross proceeds from this offering were $44,850,000 with issuance costs of $2,888,690.

     In October 1997, we declared a 10% stock dividend to stockholders of record. The transaction was valued based on the closing price ($28.8125) of our common stock on the New York Stock Exchange on October 1, 1997. As a result of the issuance of 1,494,622 shares of our common stock as a dividend, retained earnings were reduced by $43,063,796, with the common stock and additional paid-in capital accounts increased by the same amount. Basic and Diluted EPS were restated for all periods presented to reflect the effect of the stock dividend.

     Stock-Based Compensation Plans. We have two stock option plans, the 1990 stock compensation plan and the 1990 non-qualified plan, as well as an employee stock purchase plan.

     Under the 1990 stock compensation plan, incentive stock options and other options and awards may be granted to employees to purchase shares of common stock. Under the 1990 non-qualified plan, non-employee members of our Board of Directors may be granted options to purchase shares of common stock. Both plans provide that the exercise prices equal 100% of the fair value of the common stock on the date of grant. Options become exercisable for 20% of the shares on the first anniversary of the grant of the option and are exercisable for an additional 20% per year thereafter. Options granted expire 10 years after the date of grant or earlier in the event of the optionee's separation from employment. At the time the stock options are exercised, the option price is credited to common stock and additional paid-in capital.

     On December 9, 1998, we canceled certain previously issued options under the 1990 stock compensation plan and reissued them at an option price that reflected current market value of our common stock as of that date. No compensation expense was recognized in 1998 as a result of this transaction.

     The employee stock purchase plan provides eligible employees the opportunity to acquire shares of Swift common stock at a discount through payroll deductions. The plan year is from June 1 to the following May 31. The first year of the plan commenced June 1, 1993. To date, employees have been allowed to authorize payroll deductions of up to 10% of their base salary during the plan year by making an election to participate prior to the start of a plan year. The purchase price for stock acquired under the plan will be 85% of the lower of the closing price of our common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant. Under this plan, we have issued 22,771 shares at a price range of $5.21 to $11.00 in 1999, 20,756 shares at a price range of $13.65 to $18.06 in 1998, and 26,551 shares at a price of $15.19 in 1997. The estimated weighted average fair value of shares issued under this plan was $4.74 in 1999, $6.86 in 1998, and $4.39 in 1997. As of December 31, 1999, there remained 414,677 shares available for issuance under this plan. There are no charges or credits to income in connection with this plan.

     We account for the two stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As all options were issued at a price equal to market price, no compensation expense has been recognized. Had compensation expense for these plans been determined based on the fair value of the options consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and earnings per share would have been reduced to the following pro forma amounts:

                                                   1999            1998               1997
                                                -----------    ------------       -----------
Net Income (Loss):     As Reported              $19,286,574    $(48,225,204)      $22,310,189
                       Pro Forma                $16,869,122    $(49,985,171)      $21,362,722
Basic EPS:             As Reported                    $1.07          $(2.93)            $1.35
                       Pro Forma                      $0.93          $(3.04)            $1.30
Diluted EPS:           As Reported                    $1.07          $(2.93)            $1.26
                       Pro Forma                      $0.93          $(3.04)            $1.21


     Pro forma compensation cost reflected above may not be representative of the cost to be expected in future years.

     The following is a summary of our stock options under these plans as of December 31, 1999, 1998, and 1997:

                                                     1999                      1998                        1997
                                              ---------------------   ----------------------    --------------------------
                                                          Wtd. Avg.               Wtd. Avg.                    Wtd. Avg.
                                                           Exer.                    Exer.                       Exer.
                                                Shares     Price        Shares      Price          Shares       Price
                                              ---------------------   ----------------------    --------------------------
Options outstanding, beginning of period      2,266,146  $     9.03     1,761,512   $  14.71      1,399,769   $      12.09
Options granted                                  25,000  $    12.50     1,319,881   $   9.72        401,390   $      26.23
Options cancelled                               (77,158) $     8.95      (730,490)  $  24.15        (31,404)  $      12.99
Options exercised                               (65,477) $     8.55       (84,757)  $   7.54       (137,155)  $       8.54
Options adjusted for 10% stock dividend              --                        --                   128,912
                                              ---------               -----------               -----------
Options outstanding, end of period            2,148,511  $     9.08     2,266,146   $   9.03      1,761,512   $      14.71
                                              =========               ===========               ===========
Options exercisable, end of period            1,280,156  $     8.87       888,695   $   8.64        869,484   $       9.05
                                              =========               ===========               ===========
Options available for future grant, end of
    period                                      950,735                   915,236                 1,501,622
                                              =========               ===========               ===========
Estimated weighted average fair value per
   share of options granted during the year       $7.10                     $3.82                    $13.98
                                              =========               ===========               ===========



     The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 1999, 1998, and 1997, respectively: no dividend yield; expected volatility factors of 44.2%, 42.3%, and 38.7%; risk-free interest rates of 5.60%, 4.69%, and 6.02%; and expected lives of 7.5, 7.0, and 7.5 years. The following table summarizes information about stock options outstanding at December 31, 1999:

                               Options Outstanding                  Options Exercisable
                     ----------------------------------------     -------------------------
                                      Wtd. Avg.
     Range of            Number       Remaining    Wtd. Avg.        Number        Wtd. Avg.
     Exercise         Outstanding    Contractual   Exercise       Exercisable     Exercise
      Prices           at 12/31/99       Life        Price        at 12/31/99      Price
-------------------- -------------- ------------  -----------     ------------- -----------
   $ 4.00 to $ 8.99       1,034,790       5.9      $   7.79             655,595    $   7.68
   $ 9.00 to $17.99       1,053,283       6.6      $   9.65             600,623    $   9.63
   $18.00 to $27.00          60,438       7.3      $  21.43              23,938    $  22.03
                     --------------                               -------------
   $ 4.00 to $27.00       2,148,511       6.3      $   9.08           1,280,156    $   8.87
                     ==============                               =============

     Employee Stock Ownership Plan. In 1996, we established an Employee Stock Ownership Plan ("ESOP") effective January 1, 1996. All employees over the age of 21 with one year of service are participants. This plan has a five-year cliff vesting, and service is recognized after the ESOP effective date. The ESOP is designed to enable our employees to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock that has been contributed by Swift. Compensation expense is reported when such shares are released to employees. The plan may also acquire common stock of Swift purchased at fair market value. The ESOP can borrow money from Swift to buy Swift stock. This was done in September 1996 to purchase 25,000 shares (adjusted to 27,500 shares after the October 1, 1997, 10% stock dividend) from our chairman. Benefits will be paid in a lump sum or installments, and the participants generally have the choice of receiving cash or stock. At December 31, 1999 and 1998, all of the ESOP compensation was earned. At December 31, 1997, the unearned portions of the ESOP of $150,055 were recorded as a contra-equity account entitled "Unearned ESOP Compensation."

     Employee Savings Plan. We have a 401(k) savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions into the 401(k) savings plan with Swift contributing on behalf of the eligible employee an amount equal to 100% of the first 2% of compensation and 75% of the next 4% of compensation based on the contributions made by the eligible employees. Our contribution to the 401(k) savings plan totaled $474,000, $498,000, and $438,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The contributions in 1999 and 1997 were made half in common stock and half in cash, while the 1998 contribution was made all in common stock. The shares of common stock contributed to the 401(k) savings plan totaled 21,810, 68,318, and 11,372 shares for the 1999, 1998, and 1997 contributions,
respectively. The 1999 and 1998 shares contributed were from common stock held as treasury stock and were contributed in early 2000 and 1999, respectively.

     Common Stock Repurchase Program. In March 1997, our Board of Directors approved a common stock repurchase program that terminated pursuant to its terms as of June 30,1999. Under this program, we spent approximately $13.3 million to acquire 927,774 shares in the open market at an average cost of $14.34 per share. In March 1999, we used 68,318 shares of common stock held as treasury stock to fund our employer contribution in the 401(k) savings plan. Through December 31, 1999, 859,456 shares remain with a total cost of $12,325,668 and are included in "Treasury stock held, at cost" on the balance sheet.

     Shareholder Rights Plan. In August 1997, the Board of Directors declared a dividend of one preferred share purchase right on each outstanding share of Swift common stock. The rights are not currently exercisable but would become exercisable if certain events occurred relating to any person or group acquiring or attempting to acquire 15% or more of our outstanding shares of common stock. Thereafter, upon certain triggers, each right not owned by an acquirer allows its holder to purchase Swift securities with a market value of two times the $150 exercise price.

7. Related-Party Transactions

     We are the operator of a substantial number of properties owned by our affiliated limited partnerships and joint ventures and, accordingly, charge these entities and third-party joint interest owners operating fees. We are also reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $4,000,000, $5,000,000, and $6,300,000 in 1999, 1998, and 1997, respectively. We were also reimbursed by the limited partnerships and joint ventures for costs incurred in the screening, evaluation, and acquisition of producing oil and gas properties on their behalf. Such costs totaled approximately $490,000 in 1997. With the acquisitions made in 1997, we have fulfilled our responsibility of acquiring properties for such partnerships, as those partnerships are fully invested in properties. In the case where the limited partners voted to sell their remaining properties and liquidate their limited partnerships, we were also reimbursed for direct, administrative, and overhead costs incurred in the disposition of such properties, which costs totaled approximately $850,000, $580,000, and $675,000 in 1999, 1998, and 1997, respectively.

8. Foreign Activities

     New Zealand. Since October 1995, the New Zealand Minister of Energy has issued to Swift two petroleum exploration permits. The first permit covered approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covered approximately 69,300 adjacent acres. A wholly owned subsidiary, Swift Energy New Zealand Limited, formed in late 1997, conducts our New Zealand activities and owns the interest in the permits. In March 1998, we surrendered approximately 46,400 acres covered in the first permit, and the remaining acreage has been included as an extension of the area covered in the second permit, leaving us with only one expanded permit. On
October 18, 1999, this expanded permit was again extended to include approximately 12,800 adjacent offshore acres. This permit now contains approximately 100,700 acres. Under the terms of the expanded permit, we were required to commence drilling one exploratory well prior to August 12, 1999.

     That exploratory well commenced drilling in July 1999 and has been drilled to its total depth. The Rimu-A1 well was completed, and a ten-day production draw-down/build-up test has been performed. Our portion of the drilling, completion, and testing costs incurred through December 31, 1999, were approximately $6.9 million. We have committed to perform additional seismic acquisition and analysis on the permit area, are evaluating longer-term sustained testing of this well, and are analyzing further delineation activities on the Rimu block. All other obligations under the permit have been fulfilled.

     On October 23, 1998, we entered into separate agreements with Marabella Enterprises Ltd., a subsidiary of Bligh Oil & Minerals N.L., an Australian company, under which we obtained from Marabella a 25% working interest in another New Zealand petroleum exploration permit and under which Marabella became a 5% participant in our permit. During the fourth quarter of 1998, Marabella drilled an unsuccessful exploration well on its permit. Accordingly, we charged $400,000 against earnings, representing our costs of such well. We also agreed in principle to participate with Marabella in an additional permit as a 17.5% working interest owner. Additionally Swift obtained a 7.5% working interest in another New Zealand permit from Antrim Oil and Gas Limited, a Canadian company, and Antrim became a 5% participant in our permit. An exploratory well was drilled and temporarily abandoned on Antrim's permit during the second quarter of 1999, and we charged our $290,000 portion of the costs on this well against earnings in that quarter.

     As of December 31, 1999, our investment in New Zealand totaled approximately $12.5 million. Approximately $0.7 million of such costs have been impaired while the remaining $11.8 million is included in the unproved properties portion of oil and gas properties.

     Russia. On September 3, 1993, we signed a Participation Agreement with Senega, a Russian Federation joint stock company (in which we have an indirect interest of less than 1%), to assist in the development and production of reserves from two fields in Western Siberia, providing us with a minimum 5% net profits interest from the sale of hydrocarbon products from the fields.
Additionally, we purchased a 1% net profits interest from Senega for $0.3 million. Senega is charged with the management and control of the field development. Our investment in Russia, prior to its impairment in the third quarter of 1998, was approximately $10.8 million and was previously included in the unproved properties portion of oil and gas properties. However, the economic and political uncertainty and currency concerns that arose during the third quarter of 1998 in Russia, combined with the price volatility and severe tightening of international capital markets, caused us to re-evaluate the timing of the recovery of our capitalized costs in that country. See Note 1 to the Consolidated Financial Statements for a more detailed discussion of the impairment.

     Venezuela. We formed a wholly owned subsidiary,  Swift Energy de Venezuela,
C. A., for the purpose of submitting a bid on August 5, 1993, under the Venezuelan Marginal Oil Field Reactivation Program. We have entered into an agreement with Tecnoconsult, S. A., and Corporation EDC, S.A.C.A., Venezuelan companies, to jointly formulate and submit a proposal to Petroleos de Venezuela,
S. A., for the construction and operation of a methane pipeline. Currently, the technical and economic feasibility of the project is under study. Our investment in Venezuela, prior to its impairment in the third quarter of 1998, was approximately $2.8 million and was previously included in the unproved properties portion of oil and gas properties. However, the economic uncertainty and currency concerns in Venezuela, combined with the price volatility and severe tightening of international capital markets, caused us to re-evaluate our prospects of participating in further Venezuelan exploration activities in the near-term and the prospects for recovery of our capitalized costs in that country. See Note 1 to the Consolidated Financial Statements for a more detailed discussion of the impairment.

9. Acquisition of Properties

     We purchased oil and gas interests in the Brookeland and Masters Creek areas from Sonat Exploration Company in the third quarter of 1998 for approximately $85.8 million in cash. Of this purchase price, $55.5 million was allocated to producing properties, $15.0 million to 20% interests in two natural gas processing plants, and $15.3 million to leasehold properties.

     This acquisition was accounted for by the purchase method and was incorporated into our results of operations in the third quarter of 1998. The following unaudited pro forma supplemental information presents consolidated results of operations as if this acquisition had occurred on January 1, 1997:

                                                       Year ended December 31,
                                             ------------------------------------------
Pro forma:                                       1998                        1997
                                             --------------              --------------
  (Thousands, except per share amounts)                     (Unaudited)
   Revenue                                   $      115,394              $      139,584
   Net Income Before Non-Cash Charge         $       19,098              $       38,528
   Net Income (Loss)                         $      (40,812)             $       38,528

   Net Income (Loss) Per Share Amounts-
    Basic                                    $        (2.48)             $         2.34
    Diluted                                  $        (2.48)             $         2.04


     In late December 1999, we purchased additional working interests in the Masters Creek area from Dominion Reserves, Inc., for approximately $14.0 million and additional working interests in the S. Burr Ferry portion of Masters Creek from Union Pacific for approximately $1.9 million. The interests acquired from Dominion have year-end 1999 proved reserves of 17.1 Bcfe, while the interests acquired from Union Pacific have 7.4 Bcfe.

Supplemental Information (Unaudited)

Swift Energy Company and Subsidiaries

     Capitalized Costs. The following table presents our aggregate capitalized costs relating to oil and gas producing activities and the related depreciation, depletion, and amortization:

                                                        Year ended December 31,
                                                  ------------------------------------
                                                        1999                 1998
                                                  ---------------     ----------------
Oil and Gas Properties:
   Proved                                         $   573,360,199     $    497,296,068
   Unproved (not being amortized)--Domestic            45,902,357           51,040,378
   Unproved (not being amortized)--Foreign             11,760,382            5,001,508
                                                  ---------------     ----------------
                                                      631,022,938          553,337,954
Accumulated Depreciation, Depletion, and
    Amortization                                     (238,036,349)        (196,626,243)
                                                  ---------------     ----------------
                                                  $   392,986,589     $    356,711,711
                                                  ===============     ================

     Of the $45,902,357 of domestic unproved property costs (primarily seismic and lease acquisition costs) at December 31, 1999, excluded from the amortizable base, $10,367,938 was incurred in 1999, $25,271,433 was incurred in 1998,
$5,540,914 was incurred in 1997, and $4,722,072 was incurred in prior years. When we are in an active drilling mode, we evaluate the majority of these unproved costs within a two to three year time frame. In response to past market conditions, we decreased our 1999 drilling expenditures when compared to recent years, which when coupled with the $15.3 million of leasehold properties acquired in the Brookeland and Masters Creek Fields acquisition in 1998, may extend the evaluation timeframe of such costs.

     Of the $11,760,382 of net foreign unproved property costs at December 31, 1999, being excluded from the amortizable base, $6,758,874 was incurred in 1999, $2,521,761 was incurred in 1998, $1,731,561 was incurred in 1997, and $748,186 was incurred in prior years. All of these costs were incurred in New Zealand, as the costs incurred in Russia and Venezuela were impaired in the third quarter of 1998 (see Note 1 to the Consolidated Financial Statements). We expect to complete our evaluation of the New Zealand well drilled during the second half of 1999 by early 2000. For the remaining New Zealand properties, we expect to complete our evaluation over the next two to three years.

     Costs Incurred. The following table sets forth costs incurred related to our oil and gas operations:

                                                                           Year Ended December 31,
                                                           -----------------------------------------------------
                                                                1999               1998               1997
                                                           ---------------    ----------------   ---------------
Acquisition of proved properties                           $    18,526,939    $    59,487,524    $     8,417,318
Lease acquisitions(1),(2)                                       10,382,672         38,658,047         21,603,732
Exploration(3)                                                  11,019,430         12,578,124         10,705,115
Development                                                     39,891,868         54,821,131         82,885,549
                                                           ---------------   ----------------    ---------------
     Total acquisition, exploration, and development (4)   $    79,820,909    $   165,544,826    $   123,611,714
                                                           ---------------   ----------------    ---------------

Processing plants                                          $     1,607,559    $    15,000,000    $            --
Field compression facilities                                       171,535          2,228,101          7,444,070
                                                           ---------------   ----------------    ---------------
     Total plants and facilities                           $     1,779,094    $    17,228,101    $     7,444,070
                                                           ---------------   ----------------    ---------------

Total costs incurred                                       $    81,600,003    $   182,772,927    $   131,055,784
                                                           ===============    ===============    ===============

     (1)Lease acquisitions for 1999, 1998, and 1997 include expenditures of $1,131,014, $464,274, and $1,731,561, respectively, relating to our initiatives in New Zealand. Lease acquisitions for 1998 and 1997 include expenditures of $421,602 and $828,133, respectively, relating to initiatives in Venezuela; and $592,841 and $658,145, respectively, relating to initiatives in Russia.
     (2)These are actual amounts as incurred by year, including both proved and unproved lease costs. The annual lease acquisition amounts added to proved oil and gas properties (being amortized) for 1999, 1998, and 1997 were $16,020,693, $13,853,129 and $7,384,385, respectively.
     (3)Exploration  for  1999  and  1998  include  $5,918,100  and  $2,057,487, respectively,  relating  to  New  Zealand.
     (4)Includes capitalized general and administrative costs directly associated with the acquisition, exploration, and development efforts of approximately $8,500,000, $12,300,000, and $11,700,000 in 1999, 1998, and 1997,
respectively. In addition, total includes $4,142,098, $3,849,665, and $2,326,691 in 1999, 1998, and 1997, respectively, of capitalized interest on unproved properties.

     Results of Operations. The following table sets forth results of our oil and gas operations:

                                                               Year Ended December 31,
                                                  --------------------------------------------------
                                                       1999             1998              1997
                                                  --------------  ----------------  ----------------
Oil and gas sales                                 $  108,898,696  $     80,067,837  $     69,015,189
Oil and gas production costs                         (19,645,740)      (13,138,980)       (8,778,876)
Depreciation and depletion                           (41,410,106)      (38,490,222)      (23,443,273)
Write-down of oil and gas properties                          --       (90,772,628)               --
                                                  --------------  ----------------  ----------------
                                                      47,842,850       (62,333,993)       36,793,040
Provision (benefit) for income taxes                  16,792,840       (21,380,560)       12,015,816
                                                  --------------  ----------------  ----------------
Results of producing activities                   $   31,050,010  $    (40,953,433) $     24,777,224
                                                  ==============  ================  ================
Amortization per physical unit of production
    (equivalent Mcf of gas)                       $         0.97  $           0.99  $           0.92
                                                  ==============  ================  ================

     Supplemental Reserve Information. The following information presents estimates of our proved oil and gas reserves, which are all located onshore in the United States. All of our reserves were determined by us and audited by H.
J. Gruy and Associates, Inc. ("Gruy"), independent petroleum consultants. Gruy's report dated February 9, 2000, is set forth as an exhibit to the Form 10-K Report for the year ended December 31, 1999, and should be referred to in connection with the following information:

Estimates of Proved Reserves

                                                                           Oil and
                                                       Natural Gas       Condensate
                                                          (Mcf)            (Bbls)
                                                       ------------    --------------
Proved reserves as of December 31, 1996(1)              225,758,201         5,484,309
   Revisions of previous estimates(2)                   (22,774,899)         (427,412)
   Purchases of minerals in place                        30,342,398           580,278
   Sales of minerals in place                            (1,155,706)          (50,909)
   Extensions, discoveries, and other additions         102,479,883         2,945,037
   Production(3)                                        (20,344,208)         (672,385)
                                                       ------------    --------------

Proved reserves as of December 31, 1997(1)              314,305,669         7,858,918
   Revisions of previous estimates(2)                   (42,958,447)       (2,291,223)
   Purchases of minerals in place                        54,189,901         7,237,298
   Sales of minerals in place                            (1,727,878)          (39,932)
   Extensions, discoveries, and other additions          55,951,332         2,993,540
   Production(3)                                        (27,359,742)       (1,800,676)
                                                       ------------    --------------

Proved reserves as of December 31, 1998(1)              352,400,835        13,957,925
   Revisions of previous estimates(2)                   (31,189,451)        2,058,725
   Purchases of minerals in place                         9,159,780         1,822,858
   Sales of minerals in place                            (3,762,799)         (260,287)
   Extensions, discoveries, and other additions          30,107,908         5,791,966
   Production(3)                                        (26,756,524)       (2,564,924)
                                                       ------------    --------------

Proved reserves as of December 31, 1999(1)              329,959,749        20,806,263
                                                       ============    ==============



Proved developed reserves,
   December 31, 1996                                    135,424,880         3,622,480
   December 31, 1997                                    191,108,214         4,288,696
   December 31, 1998                                    197,105,963         7,142,566
   December 31, 1999                                    174,046,096         8,437,299

(1)Proved reserves exclude quantities subject to our volumetric production payment agreement.

(2)Revisions of previous estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics, and reservoir pressure. Additionally, changes in quantity estimates are affected by the increase or decrease in crude oil and natural gas prices at each year-end. Proved reserves, as of December 31, 1999, were based upon prices in effect at year-end. The weighted average of such year-end prices were $2.58 per Mcf of natural gas and $23.69 per barrel of oil, compared to $2.23 per Mcf and $11.23 per barrel as of December 31, 1998.

(3)Natural gas production for 1997, 1998, and 1999 excludes 1,015,226,  866,232, and 728,235 Mcf, respectively, delivered under our volumetric production payment agreement.

     Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                                           Year Ended December 31,
                                                           ---------------------------------------------------------
                                                                 1999                1998                1997
                                                           ----------------    -----------------   -----------------
Future gross revenues                                      $  1,371,541,850    $     972,852,038    $    994,828,072
Future production costs                                        (353,594,258)        (294,307,549)       (273,475,056)
Future development costs                                       (156,738,446)        (118,420,782)        (92,946,811)
                                                           ----------------    -----------------    ----------------
Future net cash flows before income taxes                       861,209,146          560,123,707         628,406,205
Future income taxes                                            (226,725,033)        (123,875,660)       (135,587,216)
                                                           ----------------    -----------------    ----------------
Future net cash flows after income taxes                        634,484,113          436,248,047         492,818,989
Discount at 10% per annum                                      (195,540,279)        (145,974,944)       (199,980,649)
                                                           ----------------    -----------------    ----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $    438,943,834    $     290,273,103    $    292,838,340
                                                           ================    =================    ================


     The  standardized   measure  of  discounted  future  net  cash  flows  from
production of proved reserves was developed as follows:

     1. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.

     2. The estimated future gross revenues of proved reserves are priced on the basis of year-end prices, exceptin those instances where fixed and determinable gas price escalations are covered by contracts limited to the price we reasonably expect to receive.

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

     The estimates of cash flows and reserves quantities shown above are based on year-end oil and gas prices for each period. Under Securities and Exchange Commission rules, companies that follow the full-cost accounting method are required to make quarterly Ceiling Test calculations, using prices in effect as of the period end date presented (see Note 1 to the Consolidated Financial Statements). Application of these rules during periods of relatively low oil and gas prices, even if of short-term seasonal duration, may result in write-downs.

     The standardized measure of discounted future net cash flows is not intended to present the fair market value of our oil and gas property reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, an allowance for return on investment, and the risks inherent in reserve estimates.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                    Year Ended December 31,
                                                     -------------------------------------------------------
                                                             1999               1998               1997
                                                     ------------------   ----------------- ----------------
Beginning balance                                    $      290,273,103   $     292,838,340   $  367,232,302
                                                     ------------------   -----------------   --------------
Revisions to reserves proved in prior years--
   Net changes in prices, production costs, and
    future development costs                                123,447,890        (107,301,930)    (237,149,170)
   Net changes due to revisions in quantity
    estimates                                               (23,746,974)        (47,924,995)     (27,188,512)
   Accretion of discount                                     34,078,501          35,034,478       47,068,172
   Other                                                      2,032,696         (34,966,058)     (37,336,420)
                                                     ------------------   -----------------   --------------
Total revisions                                             135,812,113        (155,158,505)    (254,605,930)

New field discoveries and extensions, net of future
   production and development costs                         102,582,467          73,956,430      110,396,029
Purchases of minerals in place                               39,282,292          87,628,829       29,290,334
Sales of minerals in place                                   (5,360,428)         (1,928,900)      (2,373,547)
Sales of oil and gas produced, net of production
  costs                                                     (88,196,672)        (65,680,050)     (58,786,505)
Previously estimated development costs incurred              39,149,732          51,622,419       55,742,684
Net change in income taxes                                  (74,598,773)          6,994,540       45,942,973
                                                     ------------------   -----------------   --------------

Net change in standardized measure of discounted
   future net cash flows                                    148,670,731          (2,565,237)     (74,393,962)
                                                     ------------------   -----------------   --------------
Ending balance                                       $      438,943,834   $     290,273,103   $  292,838,340
                                                     ==================   =================   ==============


     Quarterly Results. The following table presents summarized quarterly financial information for the years ended December 31, 1998 and 1999:

                                        Income (Loss)                         Basic Earnings    Diluted Earnings
                                        Before Income          Net Income          (Loss)             (Loss)
                      Revenues              Taxes               (Loss)           Per Share          Per Share
                   ---------------    ----------------   -----------------    --------------   -----------------
1998
First Quarter      $    16,475,229    $      4,835,502    $      3,229,615    $         0.20   $            0.20
Second Quarter          16,340,730           4,270,153           2,896,470              0.18                0.18
Third Quarter(1)        24,557,553         (87,052,299)        (57,431,015)            (3.50)              (3.50)
Fourth Quarter          25,095,709           4,555,063           3,079,726              0.19                0.19
                   ---------------    -----------------   ----------------
   Total           $    82,469,221    $    (73,391,581)   $    (48,225,204)   $        (2.93)  $           (2.93)
                   ===============    =================   ================

1999
First Quarter      $    21,488,087    $      1,905,419    $      1,281,755    $         0.08   $            0.08
Second Quarter          23,928,734           4,786,405           3,152,027              0.20                0.20
Third Quarter           31,279,295          10,934,826           7,107,637              0.37                0.36
Fourth Quarter          33,974,891          12,109,501           7,745,155              0.37                0.36
                   ---------------    ----------------    ----------------
   Total           $   110,671,007    $     29,736,151    $     19,286,574    $         1.07   $            1.07
                   ===============    ================    ================

(1)The loss in the third quarter of 1998 was the result of a pre-tax write-down of oil and gas properties of $90.8 million ($59.9 million after tax). See Note 1 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 9, 2000, annual shareholders' meeting is incorporated herein by reference.

Item 11. Executive Compensation

     The information required under Item 11 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 9, 2000, annual shareholders' meeting is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under Item 12 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 9, 2000, annual shareholders' meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required under Item 13 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 9, 2000, annual shareholders' meeting is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The following consolidated financial statements of Swift Energy Company together with the report thereon of Arthur Andersen LLP dated February 9, 2000, and the data contained therein are included in Item 8 hereof:

          Report of Independent Public Accountants...............................26
          Consolidated Balance Sheets............................................27
          Consolidated Statements of Income......................................28
          Consolidated Statements of Stockholders' Equity........................29
          Consolidated Statements of Cash Flows..................................30
          Notes to Consolidated Financial Statements.............................31

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

3(a).2(2)                Articles of Amendment to Articles of Incorporation filed on June 4, 1990.

3(b)(3)                  By-Laws, as amended through August 14, 1995.

4(a)(8)                  Indenture  dated as of November 25, 1996,  between Swift Energy  Company and
                         Bank One, Columbus, N.A. as Trustee.

4(a).1(18)               Indenture  dated as of July 29, 1999,  between Swift Energy Company and Bank
                         One, N.A., as Trustee.

4(a).2(17)               First  Supplemental  Indenture  dated as of August 4,  1999,  between  Swift
                         Energy  Company  and Bank One,  N.A.,  including  the form of 10.25%  Senior
                         Subordinated Notes due 2009.

10.1(1)+                 Indemnity  Agreement dated July 8, 1988, between Swift Energy Company and A.
                         Earl Swift (plus  schedule of other persons with whom  Indemnity  Agreements have been entered into).

10.2(4)+                 Swift Energy Company 1990 Nonqualified Stock Option Plan.

10.3(12)                 Credit  Agreement  among Swift Energy  Company and Bank
                         One,  Texas,  National  Association  as  administrative
                         agent,  Bank of  Montreal  as  syndication  agent,  and
                         Nationsbank,   N.A.  as  documentation  agent  and  the
                         lenders signatory hereto dated August 18, 1998.

10.4(14)                 First and Second  Amendments to Credit  Agreement among Swift Energy Company and Bank One, Texas,  National Association as administrative  agent, Bank of
                         Montreal as syndication agent, and Nationsbank,  N.A. as documentation agent and the lenders  signatory hereto dated September 30, 1998, and December 31,
                         1998.

10.5(13)+                Amended and Restated Swift Energy Company 1990 Stock  Compensation  Plan, as
                         of May 1997.

10.6(3) +                Employment  Agreement  dated as of  November 1, 1995,  by and between  Swift
                         Energy Company and Terry E. Swift.

10.7(3) +                Employment  Agreement  dated as of  November 1, 1995,  by and between  Swift
                         Energy Company and John R. Alden.

10.8(3) +                Employment  Agreement  dated as of  November 1, 1995,  by and between  Swift
                         Energy Company and James M. Kitterman.

10.9(3) +                Employment  Agreement  dated as of  November 1, 1995,  by and between  Swift
                         Energy Company and Bruce H. Vincent.

10.10(3)+                Employment  Agreement  dated as of  November 1, 1995,  by and between  Swift
                         Energy Company and A. Earl Swift.

10.11(6)+                Agreement  and Release  between  Swift Energy  Company and Virgil Neil Swift effective June 1, 1994.

10.12(7)+                First  Amendment  to  Agreement  and  Release  dated as of  12/1/95,  by and between Swift Energy Company and Virgil Neil Swift.

10.13(7)+                Second  Amendment  to  Agreement  and  Release  dated as of  2/2/96,  by and between  Swift Energy  Company and Virgil Neil Swift,  effective  January 1,
                         1996.

10.14(7)+                Second [sic] Amendment to Agreement and Release dated as of 1/14/97,  by and between Swift Energy  Company and Virgil Neil Swift,  effective  December 1,
                         1996.

10.15(10)+               Employment  Agreement  dated as of  February 1, 1998,  by and between  Swift
                         Energy Company and Joseph A. D'Amico.

10.16(9)                 Rights  Agreement  dated as of August 1, 1997,  between Swift Energy Company and American Stock Transfer & Trust Company.

10.17(11)                Purchase and Sale Agreement  dated as of June 1, 1998,  between Swift Energy
                         Company and Sonat Inc.

10.18(14)+               Amendment  to  Employment  Agreement  dated as of November  1, 1995,  by and between Swift Energy Company and A. Earl Swift.

10.19(15)                Amended and Restated  Rights  Agreement  between  Swift  Energy  Company and
                         American Stock Transfer & Trust Company, dated March 31, 1999.

10.20(16)+               Third  Amendment  to  Agreement  and  Release,  by and between  Swift Energy
                         Company and Virgil Neil Swift, dated February 15, 1999.

10.21(16)+               Employment  Agreement  between Swift Energy  Company and Alton D.  Heckaman,
                         Jr., dated May 11, 1999.

10.22(17)                Third Amendment to Credit  Agreement  among Swift Energy Company,  Bank One,
                         Texas,  National  Association,  Bank  of  Montreal  and  Nationsbank,  N.A.,
                         effective July 19, 1999.

10.23(17)                Letter  Agreement  among Swift Energy  Company,  Bank One,  Texas,  N.A. and other Lenders party to the Credit Agreement, dated August 18, 1999.

10.24*                   Amended and Restated  Credit  Agreement  among Swift Energy Company and Bank
                         One, Texas,  National  Association as  administrative  agent,  ABN-AMRO Bank
                         N.V. as  syndication  agent,  and CIBC Inc. as  documentation  agent and the lenders signatory hereto dated March 10, 2000.

12*                      Swift Energy Company Ratio of Earnings to Fixed Charges.

18(5)                    Letter from Arthur  Andersen LLP dated February 17, 1995,  regarding  change in accounting principle.

21(6)                    List of Subsidiaries of Swift Energy Company.

23(a)*                   The consent of H. J. Gruy and Associates, Inc.

23(b)* The consent of Arthur Andersen LLP as to incorporation by reference regarding Forms S-8 and S-3 Registration
                         Statements.

27*                      Financial Data Schedule (included in electronic filing only).

99*                      The H. J. Gruy and Associates, Inc. report, dated February 9, 2000.

      (b) No reports on Form 8-K were filed during the fourth quarter of 1999.

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

(14)Incorporated by reference from Swift Energy Company Annual Report on Form 10-K from the fiscal year ended December 31, 1998.

(15)Incorporated by reference from Swift Energy Company Amendment No. 1 to Form 8-A, filed April 7, 1999.

(16)Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(17)Incorporated by reference from Swift Energy Company Report on Form 8-K dated August 4, 1999.

(18)Incorporated by reference from Exhibit 4.2 to Pre-Effective Amendment No. 1 to Form S-3 Registration Statement No. 33-81651 of Swift Energy Company, filed July 9, 1999, which Exhibit 4.2 is the form of such Indenture.

*Filed herewith.

+Management contract or compensatory plan or arrangement.

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

                                              SWIFT ENERGY COMPANY

                              By               /S/  A. Earl Swift
                                              ------------------------------
                                              A. Earl Swift
                                              Chairman of the Board,
                                              Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Swift Energy Company, and in the capacities and on the dates indicated:

             Signatures                              Title                               Date
             -----------                             ------                              -----

/S/         A. Earl Swift                     Chairman of the Board
----------------------------------           Chief Executive Officer             March 27, 2000
            A. Earl Swift

/S/         John R. Alden                 Senior Vice President--Finance
----------------------------------          Principal Financial Officer          March 27, 2000
            John R. Alden

/S/    Alton D. Heckaman, Jr.              Vice President & Controller
----------------------------------         Principal Accounting Officer          March 27, 2000
       Alton D. Heckaman, Jr.



/S/        Virgil N. Swift
----------------------------------                  Director                     March 27, 2000
           Virgil N. Swift


/S/        G. Robert Evans
----------------------------------                  Director                     March 27, 2000
           G. Robert Evans





/S/        Raymond O. Loen
----------------------------------                  Director                     March 27, 2000
           Raymond O. Loen



/S/      Henry C. Montgomery

----------------------------------                  Director                     March 27, 2000
         Henry C. Montgomery



/S/      Clyde W. Smith, Jr.
----------------------------------                  Director                     March 27, 2000
         Clyde W. Smith, Jr.



/S/       Harold J. Withrow
----------------------------------                  Director                     March 27, 2000
          Harold J. Withrow

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    EXHIBITS

                                       TO

                                FORM 10-K REPORT

                                     FOR THE

                          YEAR ENDED DECEMBER 31, 1999




                              SWIFT ENERGY COMPANY

                        16825 NORTHCHASE DRIVE, SUITE 400

                              HOUSTON, TEXAS 77060

                                    EXHIBITS

10.24 Amended and Restated Credit Agreement among Swift Energy Company and Bank One, Texas, National Association as administrative agent, ABN-AMRO Bank N.V. as syndication agent, and CIBC Inc. as documentation agent and the lenders signatory hereto dated March 10, 2000.

12       Swift Energy Company Ratio of Earnings to Fixed Charges.

23 (a)   The consent of H.J. Gruy and Associates, Inc.

23 (b) The consent of Arthur Andersen LLP as to incorporation by reference of its report into Forms S-8 and S-3 Registration Statements.

99       The  H.J. Gruy and Associates, Inc. report, dated February 9, 2000.

                                  Exhibit 10.24

                      AMENDED AND RESTATED CREDIT AGREEMENT

                                      AMONG

                              SWIFT ENERGY COMPANY,
                                  AS BORROWER,


                      BANK ONE, TEXAS, NATIONAL ASSOCIATION

                             AS ADMINISTRATIVE AGENT

                                       AND

                               ABN-AMRO BANK N.V.
                              AS SYNDICATION AGENT

                                       AND

                                    CIBC INC.
                             AS DOCUMENTATION AGENT

                                       AND

                                 CREDIT LYONNAIS

                                       AND

                 WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION

                                  AS CO-AGENTS

                                       AND

                          THE LENDERS SIGNATORY HERETO

                                 March 10, 2000

                            Revolving Line of Credit
                              of up to $250,000,000
                        with Letter of Credit Subfacility

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE 1         DEFINITIONS                                                  1
         1.1      Terms Defined Above                                          1
         1.2      Additional Defined Terms                                     1
         1.3      Undefined Financial Accounting Terms                        15
         1.4      References                                                  16
         1.5      Articles and Sections                                       16
         1.6      Number and Gender                                           16
         1.7      Incorporation of Exhibits                                   16

ARTICLE 2         TERMS OF THE FACILITY                                       16
         2.1      Revolving Line of Credit                                    16
         2.2      Letter of Credit Facility                                   17
         2.3      Limitations on Interest Periods                             18
         2.4      Limitation on Types of Loans                                19
         2.5      Use of Loan Proceeds and Letters of Credit                  19
         2.6      Interest                                                    19
         2.7      Repayment of Loans and Interest                             20
         2.8      General Terms                                               20
         2.9      Time, Place, and Method of Payment                          21
         2.10     Pro Rata Treatment; Adjustments                             21
         2.11     Borrowing Base Determinations                               22
         2.12     Mandatory Prepayments                                       23
         2.13     Voluntary Prepayments and Conversions of Loans              23
         2.14     Commitment Fee                                              23
         2.15     Letter of Credit Fee                                        24
         2.16     Loans to Satisfy Obligations of Borrower                    24
         2.17     Security Interest in Accounts; Right of Offset              24
         2.18     General Provisions Relating to Interest                     24
         2.19     Obligations Absolute                                        25
         2.20     Yield Protection                                            26
         2.21     Illegality                                                  28
         2.22     Taxes                                                       28
         2.23     Replacement Lenders                                         29
         2.24     Regulatory Change                                           30

ARTICLE 3         CONDITIONS                                                  31
         3.1      Conditions Precedent to Initial Loan and Letter of Credit   31
         3.2      Conditions Precedent to Each Loan                           33
         3.3      Conditions Precedent to Issuance of Letters of Credit       33

ARTICLE 4         REPRESENTATIONS AND WARRANTIES                              34
         4.1      Existence of Borrower and Subsidiaries                      34
         4.2      Existence of Partnerships                                   34
         4.3      Due Authorization                                           34

         4.4      Valid and Binding Obligations of Borrower                   35
         4.5      Security Instruments                                        35
         4.6      Scope and Accuracy of Financial Statements                  35
         4.7      Liabilities, Litigation and Restrictions                    35
         4.8      Title to Properties                                         35
         4.9      Compliance with Federal Reserve Regulations.                35
         4.10     Authorizations and Consents                                 36
         4.11     Compliance with Laws, Rules, Regulations and Orders         36
         4.12     Proper Filing of Tax Returns and Payment of Taxes Due       36
         4.13     ERISA Compliance                                            36
         4.14     Take-or-Pay; Gas Imbalances                                 36
         4.15     Refunds                                                     37
         4.16     Casualties or Taking of Property                            37
         4.17     Locations of Business and Offices                           37
         4.18     Environmental Compliance                                    37
         4.19     Investment Company Act Compliance                           38
         4.20     Public Utility Holding Company Act Compliance               38
         4.21     No Material Misstatements                                   38
         4.22     Subsidiaries                                                38
         4.23     Defaults                                                    38
         4.24     Maintenance of Properties                                   38

ARTICLE 5         AFFIRMATIVE COVENANTS                                       39
         5.1      Maintenance and Access to Records                           39
         5.2      Quarterly Financial Statements                              39
         5.3      Annual Financial Statements                                 39
         5.4      Compliance Certificates                                     39
         5.5      Oil and Gas Reserve Reports                                 39
         5.6      SEC and Other Reports                                       40
         5.7      Notices                                                     40
         5.8      Letters in Lieu of Transfer Orders; Division Orders         41
         5.9      Additional Information                                      42
         5.10     Payment of Assessments and Charges                          42
         5.11     Compliance with Laws                                        42
         5.12     ERISA Information and Compliance                            42
         5.13     Hazardous Substances Indemnification                        42
         5.14     Further Assurances                                          43
         5.15     Fees and Expenses of Administrative Agent                   43
         5.16     Indemnification of Lenders and Administrative Agent         44
         5.17     Maintenance of Existence and Good Standing                  44
         5.18     Maintenance of Tangible Property                            44
         5.19     Maintenance of Insurance                                    45
         5.20     Inspection of Tangible Property                             45
         5.21     Payment of Notes and Performance of Obligations             45
         5.22     Operation of Oil and Gas Properties                         45
         5.23     Performance of Designated Contracts                         45

ARTICLE 6         NEGATIVE COVENANTS                                          45
         6.1      Indebtedness; Contingent Obligations                        45
         6.2      Loans or Advances                                           46
         6.3      Sales of Properties; Leasebacks                             46

         6.4      Dividends and Distributions                                 46
         6.5      Changes in Corporate Structure                              46
         6.6      Rental or Lease Agreement                                   47
         6.7      Investments                                                 47
         6.8      Lines of Business; Subsidiaries                             47
         6.9      ERISA Compliance                                            47
         6.10     Sale or Discount of Receivables                             47
         6.11     Transactions With Affiliates                                48
         6.12     Tangible Net Worth                                          48
         6.13     Current Ratio                                               48
         6.14     Debt Coverage Ratio                                         48
         6.15     Total Liabilities to Tangible Net Worth                     48
         6.16     Amendment of Partnership Agreements                         48
         6.17     Subordinated Debt and Senior Subordinated Debt              48
         6.18     Negative Pledges                                            48
         6.19     Senior Subordinated Debt                                    48

ARTICLE 7         EVENTS OF DEFAULT                                           49
         7.1      Enumeration of Events of Default                            49
         7.2      Rights Upon Default                                         50

ARTICLE 8         THE ADMINISTRATIVE AGENT                                    51
         8.1      Appointment                                                 51
         8.2      Delegation of Duties                                        51
         8.3      Exculpatory Provisions                                      51
         8.4      Reliance by Administrative Agent                            52
         8.5      Notice of Default                                           52
         8.6      Non-Reliance on Administrative Agent and Other Lenders      52
         8.7      Indemnification                                             53
         8.8      Restitution                                                 53
         8.9      Administrative Agent in Its Individual Capacity             54
         8.10     Successor Administrative Agent                              54
         8.11     Applicable Parties                                          54

ARTICLE 9         MISCELLANEOUS                                               54
         9.1      Assignments; Participations                                 54
         9.2      Amendments and Waivers                                      55
         9.3      Survival of Representations, Warranties and Covenants       56
         9.4      Notices and Other Communications                            56
         9.5      Parties in Interest                                         56
         9.6      No Waiver; Rights Cumulative                                56
         9.7      Survival Upon Unenforceability                              57
         9.8      Rights of Third Parties                                     57
         9.9      Controlling Agreemen                                        57
         9.10     Integration                                                 57
         9.11     Jurisdiction and Venue                                      57
         9.12     Waiver of Rights to Jury Trial                              57
         9.13     Governing Law                                               58
         9.14     Counterparts                                                58

                                    EXHIBITS

Exhibit I                     Form of Notes
Exhibit II                    Form of Assignment Agreement
Exhibit III                   Form of Borrowing Request
Exhibit IV                    Form of Compliance Certificate
Exhibit V                     Facility Amounts
Exhibit VI                    Disclosures
Exhibit VII                   Form of Opinion of Counsel
Exhibit VIII                  Subsidiaries and Partnerships
Exhibit IX                    Description of New Zealand Property


                                       iv

                      AMENDED AND RESTATED CREDIT AGREEMENT

                  THIS AMENDED AND RESTATED CREDIT AGREEMENT (this "Agreement") is made and entered into as of March 10, 2000, by and among SWIFT ENERGY COMPANY, a Texas corporation (the "Borrower"), each lender that is a signatory hereto or becomes a signatory hereto as provided in Section (individually, together with its successors and assigns, a "Lender" and, collectively, together with their respective successors and assigns, the "Lenders"), and BANK ONE, TEXAS, NATIONAL ASSOCIATION, a national banking association, as Administrative Agent for the Lenders (in such capacity, together with its successors in such capacity pursuant to the terms hereof, the "Administrative Agent"), ABN-AMRO BANK N.V. as Syndication Agent, CIBC INC. as Documentation Agent, and CREDIT LYONNAIS and WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION, as Co-Agents.

                              W I T N E S S E T H:
                               -------------------

                  WHEREAS, the Borrower and the Lenders entered into a Credit Agreement dated August 18, 1998, as amended by First Amendment dated effective as of September 30, 1998; Second Amendment dated effective as of December 31, 1998; and Third Amendment dated effective as of July 19, 1999;

                  WHEREAS, the parties thereto deserve to amend and restate such Credit Agreement as amended;

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

                  "Applicable Margin" shall mean at any time for LIBO Rate Loans and Floating Rate Loans an incremental rate of interest shall be determined by the ratio of (i) the sum of the Loan Balance and L/C Exposure to (ii) the last calculated Borrowing Base as set out below in basis points:

                       Ratio                        Floating           LIBO
                       -----                      Rate Margin         Margin
                                                  -----------         -------
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

                  "Closing Date" shall mean March 10, 2000.

                  "Collateral" shall mean the Mortgaged Properties and any other Property now or at any time used or intended as security for the payment or performance of all or any portion of the Obligations.

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

                  "Interest Period" shall mean, subject to the limitations set forth in Section , with respect to any LIBO Rate Loan, a period commencing on the date such Loan is made or converted from a Loan of another type pursuant to this Agreement or the last day of the next preceding Interest Period with respect to such Loan and ending on the numerically corresponding day in the calendar month that is one, two, three, or, subject to availability, six months thereafter, as the Borrower may request in the Borrowing Request for such Loan.

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

                  "LIBO Rate" means, with respect to a LIBO Rate Loan for the relevant Interest Period, the applicable British Banker's Association Interest Settlement

         Rate for deposits in U.S. dollars appearing on Reuters Screen FRBD as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, (i) if Reuters Screen FRBD is not available to the Lender for any reason, the applicable LIBO rate for the relevant Interest Period shall instead be the applicable British Bankers' Association Interest Settlement Rate for deposits in U.S. dollars as reported by any other generally recognized financial information service as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, and (ii) if no such British Bankers' Association Interest Settlement Rate is available to the Lender, the applicable LIBO Rate for the relevant Interest Period shall instead be the rate determined by the Lender to be the rate at which Lender or one of its Affiliate banks offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Day prior to the first day of such Interest Period, in the approximate amount of Bank One's relevant LIBO Rate Loan and having a maturity equal to such Interest Period.

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

                  "Loan Documents" shall mean this Agreement, the Notes, the Letters of Credit, the Letter of Credit Applications, the Security Instruments, and all other documents, instruments and agreements now or hereafter delivered pursuant to the terms of or in connection with this Agreement, the Notes, the Letters of Credit, or the Letter of Credit Applications, and all renewals, extensions, amendments, supplements and restatements thereof.

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

                  "Mortgaged Properties" shall mean all Oil and Gas Properties of the Borrower subject to a perfected first-priority Lien in favor of the Lender, subject only to Permitted Liens, as security for the Obligations.

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

                  "Permitted Liens" shall mean (a) Liens for taxes, assessments or other governmental charges or levies not yet due or which (if foreclosure, distraint, sale, or other similar proceedings shall not have been initiated) are being contested in good faith by appropriate proceedings diligently conducted, if such reserve as may be required by GAAP shall have been made therefor; (b) Liens in connection with workers' compensation, unemployment insurance or other social security (other than Liens created by Section 4068 of ERISA), old age pension or public liability obligations which are not yet due or which are being contested in good faith by appropriate proceedings diligently conducted, if such reserve as may be required by GAAP shall have been made therefor; (c) Liens in favor of vendors, carriers, warehousemen, repairmen, mechanics, workers, or materialmen, and construction or other similar Liens arising by operation of law in the ordinary course of business or incident to the construction or improvement of any Property in respect of obligations which are not yet due or which are being contested in good faith by appropriate proceedings diligently conducted, if such reserve as may be required by GAAP shall have been made therefor; (d) Liens securing the purchase price of equipment of the Borrower, provided that (i) such Liens shall not extend to or cover any other Property of the Borrower, and (ii) the aggregate unpaid purchase price secured by all such Liens shall not exceed $5,000,000;
         (e) Liens on assets, excluding Oil and Gas Properties and production and proceeds therefrom, in an aggregate amount not to exceed $1,000,000; (f) Liens to operators and non-operators under joint operating agreements arising in the ordinary course of business to secure amounts owing to operators, which amounts are not yet due or are being contested in good faith by appropriate proceedings diligently conducted; (g) Liens under production sales agreements, division orders, operating agreements and other agreements customary in the oil and gas industry for processing, producing, and selling hydrocarbons securing obligations not constituting Indebtedness and provided that such Liens do not secure obligations to deliver hydrocarbons at some future date without receiving full payment therefor within 90 days of delivery; (h) the currently existing Liens described on Exhibit VI under the heading "Liens"; easements, rights of way, restrictions and other similar encumbrances, and minor defects in the chain of title which are customarily accepted in the oil and gas financing industry, none of which interfere with the ordinary conduct of the business of any of the Borrower, its Subsidiaries or the Partnerships or materially detract from the value or use of the Property to which they apply; (i) Liens in favor of the Administrative Agent for the benefit of the Lenders; and (j) any lien reserved in an Oil and Gas lease by the Lessor to secure royalty payments under such lease without limit as to amount.

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

                  "Security Instruments" shall mean the security instruments executed and delivered in satisfaction of the condition set forth in
         Section 3.1(f), and all other documents and instruments at any time executed as security for all or any portion of the Obligations, as such instruments may be amended, restated, or supplemented from time to time.
                                       14

                  "Senior Subordinated Debt" shall mean the Indebtedness of Borrower under the Senior Subordinated Notes in the amount up to $150,000,000 due 2009, issued or to be issued in accordance with the terms of the Prospectus Supplement draft dated July 6, 1999, relating thereto.

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

1.3 Undefined Financial Accounting Terms . Undefined financial accounting terms used in this Agreement shall be defined according to GAAP at the time in effect.

1.4 References . References in this Agreement to Article, Section, or Exhibit numbers shall be to Articles, Sections, and Exhibits of this Agreement, unless expressly stated to the contrary. References in this Agreement to "hereby," "herein," "hereinabove," "hereinafter," "hereinbelow," "hereof," "hereunder," and words of similar import shall be to this Agreement in its entirety and not only to the particular Article, Section or Exhibit in which such reference appears. References in this Agreement to "includes" or "including" shall mean "includes, without limitation," or "including, without limitation," as the case may be. References in this Agreement to statutes, sections, or regulations are to be construed as including all statutory or regulatory provisions consolidating, amending, replacing, succeeding or supplementing such statutes, sections, or regulations.

1.5 Articles and Sections . This Agreement, for convenience only, has been divided into Articles and Sections; and it is understood that the rights and other legal relations of the parties hereto shall be determined from this instrument as an entirety and without regard to the aforesaid division into Articles and Sections and without regard to headings prefixed to such Articles or Sections.

1.6 Number and Gender . Whenever the context requires, reference herein made to the single number shall be understood to include the plural; and likewise, the plural shall be understood to include the singular. Definitions of terms defined in the singular or plural shall be equally applicable to the plural or singular, as the case may be, unless otherwise indicated. Words denoting sex shall be construed to include the masculine, feminine and neuter, when such construction is appropriate; and specific enumeration shall not exclude the general but shall be construed as cumulative.

1.7 Incorporation of Exhibits . The Exhibits attached to this Agreement are incorporated herein and shall be considered a part of this Agreement for all purposes.

                                    ARTICLE 2
                             TERMS OF THE FACILITY

2.1 Revolving Line of Credit . Upon the terms and conditions and relying on the representations and warranties contained in this Agreement, each Lender severally agrees to make Loans during the Commitment Period to or for the benefit of the Borrower in an aggregate principal amount not to exceed at any time outstanding the lesser of the Facility Amount of such Lender or the Percentage Share of such Lender of the Borrowing Base then in effect; provided, however, that (i) the Loan Balance plus the L/C Exposure shall not exceed at any time the lesser of the Maximum Facility Amount or the Borrowing Base then in effect, and (ii) the sum of the outstanding principal balance of all Loans by any Lender plus the Percentage Share of such Lender of the L/C Exposure shall not exceed at any time an amount equal to the Percentage Share of such Lender multiplied by the lesser of the Maximum Facility Amount or the Borrowing Base then in effect. Loans shall be made from time to time on any Business Day designated by the Borrower in its Borrowing Request.

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

2.2 Letter of Credit Facility . (a)Upon the terms and conditions and relying on the representations and warranties contained in this Agreement, the Administrative Agent, as issuing bank for the Lenders, agrees, from the date of this Agreement until the date which is 30 days prior to the Commitment
Termination Date, to issue, on behalf of the Lenders in their respective Percentage Shares, Letters of Credit for the account of the Borrower and to renew and extend such Letters of Credit. Letters of Credit shall be issued, renewed, or extended from time to time on any Business Day designated by the Borrower following the receipt in accordance with the terms hereof by the Administrative Agent of the written (or oral, confirmed promptly in writing) request by a Responsible Officer of the Borrower therefor and a Letter of Credit Application. Letters of Credit shall be issued in such amounts as the Borrower may request; provided, however, that (i) no Letter of Credit shall have an expiration date which is more than 365 days after the issuance thereof or subsequent to five days prior to the Commitment Termination Date, (ii) the Loan Balance plus the L/C Exposure shall not exceed at any time the lesser of the Maximum Facility Amount or the Borrowing Base, and (iii) the L/C Exposure shall not exceed at any time $20,000,000.

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

2.3 Limitations on Interest Periods . Each Interest Period selected by the Borrower (a) which commences on the last Business Day of a calendar month (or any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month, (b) which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day), (c) which would otherwise end after Final Maturity shall end on Final Maturity, and (d) shall have a duration of not less than one month and, if any Interest Period would otherwise be a shorter period, the relevant Loan shall be a Floating Rate Loan during such period.

2.4 Limitation on Types of Loans . Anything herein to the contrary notwithstanding, no more than ten separate Loans, including eight LIBO Rate Loans, shall be outstanding at any one time, with, for purposes of this Section, all Floating Rate Loans constituting one Loan, and all LIBO Rate Loans for the same Interest Period constituting one Loan. Anything herein to the contrary notwithstanding, if, on or prior to the determination of any interest rate for any LIBO Rate Loan for any Interest Period therefor:

         (a) the Administrative Agent determines (which determination shall be conclusive, absent manifest error) that quotations of interest rates for the deposits referred to in the definition of "LIBO Rate" in
         Section 1.2 are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the rate of interest for such Loan as provided in this Agreement; or

         (b) the Administrative Agent determines (which determination shall be conclusive, absent manifest error) that the rates of interest referred to in the definition of "LIBO Rate" in Section 1.2 upon the basis of which the rate of interest for such Loan for such Interest Period is to be determined do not adequately cover the cost to the Lenders of making or maintaining such Loan for such Interest Period, then the Administrative Agent shall give the Borrower and the Lenders prompt notice thereof; and so long as such condition remains in effect, the Lenders shall be under no obligation to make LIBO Rate Loans or to convert Floating Rate Loans into LIBO Rate Loans, and the Borrower shall, on the last day of the then current Interest Period for each outstanding LIBO Rate Loan, either prepay such LIBO Rate Loan or convert such Loan into a Floating Rate Loan in accordance with
Section 2.13.

2.5 Use of Loan Proceeds and Letters of Credit . Proceeds of all Loans shall be used to finance the exploration, development and/or acquisition of Oil and Gas Properties and for any corporate purpose of the Borrower not prohibited under any Loan Document. Letters of Credit shall be obtained for any business activity of the Borrower not prohibited under any Loan Document; provided, however, Letters of Credit shall not be obtained to support Indebtedness to any Person not a Lender or in lieu or in support of stay or appeal bonds in excess of $1,000,000.

2.6 Interest . Subject to the terms of this Agreement (including Section ), interest on the Loans shall accrue and be payable at a rate per annum equal to the Floating Rate for each Floating Rate Loan and the Adjusted LIBO Rate for each LIBO Rate Loan. Notwithstanding the foregoing, interest on past-due principal and, to the extent permitted by applicable law, past-due interest, shall accrue at the Default Rate and shall be payable upon demand by the Administrative Agent at any time as to all or any portion of such interest. In the event that the Borrower fails to select the duration of any Interest Period for any LIBO Rate Loan within the time period and otherwise as provided herein, such Loan (if outstanding as a LIBO Rate Loan) will be automatically converted into a Floating Rate Loan on the last day of the then current Interest Period for such Loan or (if outstanding as a Floating Rate Loan) will remain as, or (if not then outstanding) will be made as, a Floating Rate Loan. Interest provided for herein shall be calculated on unpaid sums actually advanced and outstanding pursuant to the terms of this Agreement and only for the period from the date or dates of such advances until repayment.

2.7 Repayment of Loans and Interest . Accrued and unpaid interest on outstanding Floating Rate Loans shall be due and payable monthly commencing April 1, 2000, and continuing on the first day of each calendar month thereafter while any Floating Rate Loan remains outstanding, the payment in each instance to be the amount of interest which has accrued and remains unpaid with respect to Floating Rate Loans. Accrued and unpaid interest on each outstanding LIBO Rate Loan shall be due and payable on the last day of the Interest Period for such LIBO Rate Loan and, in the case of any Interest Period in excess of three months, on the day of the third calendar month following the commencement of such Interest Period corresponding to the day of the calendar month on which such Interest Period commenced, the payment in each instance to be the amount of interest which has accrued and remains unpaid in respect of the relevant Loan. The Loan Balance, together with all accrued and unpaid interest thereon, shall be due and payable at Final Maturity. At the time of making each payment hereunder or under the Notes, the Borrower shall specify to the Administrative Agent the Loans or other amounts payable by the Borrower hereunder to which such payment is to be applied. In the event the Borrower fails to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent may apply such payment as it may elect in its discretion and in accordance with the terms hereof.

2.8 General Terms . (a)Absent manifest error, the outstanding principal balance of the Note of each Lender reflected in the records of such Lender shall be deemed rebuttably presumptive evidence of the principal amount owing on such Note; provided, however, the liability for payment of principal and interest evidenced by the Note of each Lender shall be limited to principal amounts actually advanced and outstanding pursuant to this Agreement and interest on such amounts calculated in accordance with this Agreement.

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

2.9 Time, Place, and Method of Payments . (a) All payments required pursuant to this Agreement or the Notes shall be made without set-off or counterclaim in Dollars and in immediately available funds. All payments by the Borrower shall be deemed received on the next Business Day following receipt if such receipt is after 2:00 p.m., Central Standard or Daylight Savings Time, as the case may be, on any Business Day, and shall be made to the Administrative Agent at the Principal Office. Except as provided to the contrary herein, if the due date of any payment hereunder or under any Note would otherwise fall on a day which is not a Business Day, such date shall be extended to the next succeeding Business Day, and interest shall be payable for any principal so extended for the period of such extension.

2.10 Pro Rata Treatment; Adjustments . Except to the extent otherwise expressly provided herein, (i) each borrowing pursuant to this Agreement shall be made from the Lenders pro rata in accordance with their respective Percentage Shares, (ii) each payment by the Borrower of fees shall be made for the account of the Lenders pro rata in accordance with their respective Percentage Shares, (iii) each payment of principal of Loans shall be made for the account of the Lenders pro rata in accordance with their respective shares of the Loan Balance, and (iv) each payment of interest on Loans shall be made for the account of the Lenders pro rata in accordance with their respective shares of the aggregate amount of interest due and payable to the Lenders.

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

2.11 Borrowing Base Determinations. (a) The Borrowing Base as of November 1, 1999, is acknowledged by the Borrower and the Lenders to be $100,000,000 unless and until the Borrowing Base has been redetermined pursuant to Section 2.11(b).

(b) The Borrowing Base shall be redetermined by the Administrative Agent with the consent of the Required Lenders each May 1 and November 1, beginning May 1, 2000, during the term hereof on the basis of information supplied by the Borrower in compliance with the provisions of this Agreement, including Reserve Reports, and all other information available to the Lenders. In the event the Required Lenders cannot agree on the Borrowing Base, the Borrowing Base shall be set on the basis of the weighted (based on the Percentage Share of each Lender) arithmetic average of the Borrowing Base as determined by each individual Lender. However, the amount of the Borrowing Base cannot be increased at any time without consent of 100% of the Lenders. In addition, the Administrative Agent with the consent of the Required Lenders shall, in the normal course of business following a request of the Borrower, redetermine the Borrowing Base; provided, however, the Administrative Agent and the Lenders shall not be obligated to respond to more than two such requests during any calendar year. Notwithstanding the foregoing, the Required Lenders may at their discretion redetermine the Borrowing Base at any time and from time to time, including, without limitation, in connection with any sale or other transfer of Properties by the Borrower pursuant to Section 6.4. To assist the Lenders in making a redetermination of the Borrowing Base in connection with any sale or other transfer of Properties by the Borrower pursuant to Section 6.4 and in making a determination to make any such redetermination of the Borrowing Base, the Borrower shall furnish to the Administrative Agent, contemporaneously with each such sale or other transfer of Property, a breakout from the most recent Reserve Report provided to the Lenders showing the value given to such Properties being sold or transferred, together with any and all other information pertaining thereto as the Administrative Agent may request.

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

2.12 Mandatory Prepayments . If at any time the sum of the Loan Balance and the L/C Exposure exceeds the lesser of the Maximum Facility Amount or the Borrowing Base then in effect, the Borrower shall, within thirty days of notice from the Administrative Agent of such occurrence, (a) prepay the amount of such excess for application on the Loan Balance, (b) provide additional collateral, of character and value satisfactory to the Lenders in their sole discretion, to secure the Obligations by the execution and delivery to the Lenders of security instruments in form and substance satisfactory to the Administrative Agent, or
(c) effect any combination of the alternatives described in clauses (a) and (b) of this Section and acceptable to the Lenders in their sole discretion.. In the event that a mandatory prepayment is required under this Section and the Loan Balance is less than the amount required to be prepaid, the Borrower shall repay the entire Loan Balance and, in accordance with the provisions of the relevant Letter of Credit Applications executed by the Borrower or otherwise to the satisfaction of the Administrative Agent, deposit with the Administrative Agent, as additional collateral securing the Obligations, an amount of cash, in immediately available funds, equal to the L/C Exposure minus the lesser of the Maximum Facility Amount or the Borrowing Base. The cash deposited with the Administrative Agent in satisfaction of the requirement provided in this Section may be invested, at the sole discretion of the Administrative Agent and then only at the express direction of the Borrower as to investment vehicle and maturity (which shall be no later than the latest expiry date of any then outstanding Letter of Credit), for the account of the Borrower in cash or cash equivalent investments offered by or through the Lender serving as the Administrative Agent.

2.13 Voluntary Prepayments and Conversions of Loans . Subject to applicable provisions of this Agreement, the Borrower shall have the right at any time or from time to time to prepay Loans and to convert Loans of one type or with one Interest Period into Loans of another type or with a different Interest Period; provided, however, that (a) the Borrower shall give the Administrative Agent notice of each such prepayment or conversion of all or any portion of a LIBO Rate Loan no less than three Business Days prior to prepayment or conversion,
(b) any LIBO Rate Loan may be prepaid or converted only on the last day of an Interest Period for such Loan, (c) each prepayment shall be in an amount not less than $500,000, (d) the Borrower shall pay all accrued and unpaid interest on the amounts prepaid or converted, and (e) no such prepayment or conversion shall serve to postpone the repayment when due of any Obligation.

2.14 Commitment Fee . To compensate the Lenders for making funds available under this Agreement, the Borrower shall pay to the Administrative Agent for the account of the Lenders in proportion to their respective Percentage Share, on the first day of April, 2000, and on the first day of each third calendar month thereafter and on the Commitment Termination Date, a fee in the amount as determined by the ratio of (i) the sum of the Loan Balance and the L/C. Exposure to (ii) the last calculated Borrowing Base, set forth below in basis points, calculated on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) on the average daily remainder, if any, of (a) the lesser of the Maximum Facility Amount or the Borrowing Base minus (b) the aggregate principal amount outstanding on the Notes plus the amount of all outstanding Letters of Credit during the period from the date of this Agreement or the previous calculation date, whichever is later, to the relevant calculation date or the Commitment Termination Date, as the case may be, as follows:

             Ratio                                         Commitment  Fee
             -----                                         ---------------
             less than 50%                                    25.00 bps

             equal to or greater
             than 50%                                         37.50 bps

2.15 Letter of Credit Fee . The Borrower shall pay to the Administrative Agent for the account of the Lenders on the date of issuance or renewal of each Letter of Credit, an issuing fee equal to the greater of $400 or the Applicable Margin for LIBO Rate Loans, calculated on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day), on the face amount of such Letter of Credit during the period for which such Letter of Credit is issued or renewed. The Borrower also agrees to pay on demand to the Administrative Agent for its own account as the issuer of the Letters of Credit its customary letter of credit transactional fees and expenses, including amendment fees, payable with respect to each Letter of Credit. The Borrower shall pay to the Administrative Agent an additional fee of 0.125% per annum calculated on a basis of 360 days and actual days elapsed (including the first day but excluding the last day).

2.16 Loans to Satisfy Obligations of Borrower . The Lenders may, but shall not be obligated to, make Loans for the benefit of the Borrower and apply proceeds thereof to the satisfaction of any condition, warranty, representation, or covenant of the Borrower contained in this Agreement or any other Loan Document. Such Loans shall be evidenced by the Notes, shall bear interest at the Default Rate and shall be payable upon demand.

2.17 Security Interest in Accounts; Right of Offset . As security for the payment and performance of the Obligations, the Borrower hereby transfers, assigns, and pledges to the Administrative Agent and each Lender (for the pro rata benefit of all Lenders) and grants to the Administrative Agent and each Lender (for the pro rata benefit of all Lenders) a security interest in all funds of the Borrower now or hereafter or from time to time on deposit with the Administrative Agent or such Lender, with such interest of the Administrative Agent and the Lenders to be retransferred, reassigned, and/or released at the reasonable expense of the Borrower upon payment in full and complete performance of all Obligations and the termination of the Commitments. All remedies as secured party or assignee of such funds shall be exercisable by the Administrative Agent and the Lenders with the oral consent (confirmed promptly in writing) of the Required Lenders upon the occurrence of any Event of Default, regardless of whether the exercise of any such remedy would result in any penalty or loss of interest or profit with respect to any withdrawal of funds deposited in a time deposit account prior to the maturity thereof. Furthermore, the Borrower hereby grants to the Administrative Agent and each Lender (for the pro rata benefit of all Lenders) the right, exercisable at such time as any Event of Default shall occur, of offset or banker's lien against all funds of the Borrower now or hereafter or from time to time on deposit with the Administrative Agent or such Lender, regardless of whether the exercise of any such remedy would result in any penalty or loss of interest or profit with respect to any withdrawal of funds deposited in a time deposit account prior to the maturity thereof.

2.18 General Provisions Relating to Interest . (a) It is the intention of the parties hereto to comply strictly with all applicable usury laws. In this connection, there shall never be collected, charged, or received on the sums advanced hereunder interest in excess of that which would accrue at the Highest Lawful Rate. For purposes of Tex. Fin. Code Ann. ss. 303.301 (Vernon's 1998), as amended, the Borrower agrees that the Highest Lawful Rate shall be the "indicated (weekly) rate ceiling" as defined in such Article, provided that the Administrative Agent and the Lenders may also rely, to the extent permitted by applicable laws, on alternative maximum rates of interest under other laws, if greater.

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

2.19 Obligations Absolute . Subject to the further provisions of this Section, the Obligations of the Borrower under this Article shall be absolute and unconditional under any and all circumstances and irrespective of any set-off, counterclaim, or defense to payment or performance which the Borrower may have or have had against the Administrative Agent, any Lender, or any beneficiary of any Letter of Credit. The Borrower agrees that none of the Administrative Agent or the Lenders shall be responsible for, nor shall the Obligations be affected by, among other things, (a) the validity or genuineness of documents or any endorsements thereon presented in connection with any Letter of Credit, even if such documents shall in fact prove to be in any and all respects invalid, fraudulent or forged, AND EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY LENDER, so long as the Administrative Agent, as the issuer of such Letter of Credit, has no actual knowledge of any such invalidity, lack of genuineness, fraud, or forgery prior to the presentment for payment of a corresponding Letter of Credit or any draft thereunder; provided, however, with respect to the preceding matters in this Section, the Administrative Agent, as the issuer of the Letters of Credit, agrees to exercise ordinary care in examining each document required to be presented pursuant to each Letter of Credit to ascertain that each such document appears on its face to comply with the terms thereof, or (b) any dispute between or among the Borrower and any beneficiary of any Letter of Credit or any other party to which any Letter of Credit may be transferred, or any claims whatsoever of the Borrower against any beneficiary of any Letter of Credit or any such transferee, EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY LENDER; provided, in all respects, that the Administrative Agent, as the issuer of Letters of Credit, shall be liable to the Borrower to the extent, but only to the extent, of any direct, as opposed to consequential or punitive, damages suffered by the Borrower as a result of the willful misconduct or gross negligence of the Administrative Agent as the issuer of Letters of Credit in determining whether documents presented under a Letter of Credit complied with the terms of such Letter of Credit that resulted in either a wrongful payment under such Letter of Credit or a wrongful dishonor of a claim or draft properly presented under such Letter of Credit. In the absence of gross negligence or willful misconduct by the Administrative Agent as the issuer of Letters of Credit, the Administrative Agent shall not be liable for any error, omission, interruption or delay, EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT, in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit. The Administrative Agent, the Lenders, and the Borrower agree that any action taken or omitted by the Administrative Agent, as issuer of any Letter of Credit, under or in connection with any Letter of Credit or the related drafts or documents, EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY LENDER, if done in the absence of gross negligence or willful misconduct, shall be binding as among the Administrative Agent, as issuer of such Letter of Credit or otherwise, the Lenders, and the Borrower and shall not put the Administrative Agent, as issuer of such Letter of Credit or otherwise, or any Lender under any liability to the Borrower.

2.20 Yield Protection . (a) Without limiting the effect of the other provisions of this Section (but without duplication), the Borrower shall pay to the Administrative Agent and each Lender from time to time such amounts as the Administrative Agent or such Lender may determine are necessary to compensate it for any Additional Costs incurred by the Administrative Agent or such Lender.

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

(e) Determinations by the Administrative Agent or any Lender for purposes of this Section of the effect of any Regulatory Change on capital maintained, its costs or rate of return, maintaining Loans, issuing Letters of Credit, its obligation to make Loans and issue Letters of Credit, or on amounts receivable by it in respect of Loans, Letters of Credit, or such obligations, and the additional amounts required to compensate the Administrative Agent and such Lender under this Section shall be conclusive, absent manifest error, provided that such determinations are made on a reasonable basis. The Administrative Agent or the relevant Lender shall furnish the Borrower with a certificate setting forth in reasonable detail the basis and amount of increased costs incurred or reduced amounts receivable as a result of any such event, and the statements set forth therein shall be conclusive, absent manifest error. The Administrative Agent or the relevant Lender shall (i) notify the Borrower, as promptly as practicable after the Administrative Agent or such Lender obtains knowledge of any Additional Costs or other sums payable pursuant to this Section and determines to request compensation therefor, of any event occurring after the Closing Date which will entitle the Administrative Agent or such Lender to compensation pursuant to this Section; and (ii) designate a different Applicable Lending Office for the Loans affected by such event if such designation will avoid the need for or reduce the amount of such compensation and will not, in the sole opinion of the Administrative Agent or such Lender, be disadvantageous to the Administrative Agent or such Lender. If any Lender requests compensation from the Borrower under this Section, the Borrower may, after payment of all compensation then accrued and by notice to the Administrative Agent and such Lender, require that the Loans by such Lender of the type with respect to which such compensation is requested be converted into Floating Rate Loans in accordance with Section . Any compensation requested by the Administrative Agent or any Lender pursuant to this Section shall be due and payable within five days of delivery of any such notice to the Borrower.

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

2.21 Illegality . Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for any Lender or its Applicable Lending Office to (a) honor its obligation to make LIBO Rate Loans, or (b) maintain LIBO Rate Loans, then such Lender shall promptly notify the Administrative Agent and the Borrower thereof. The obligation of such Lender to make LIBO Rate Loans and convert Floating Rate Loans into LIBO Rate Loans shall then be suspended until such time as such Lender may again make and maintain LIBO Rate Loans, and the outstanding LIBO Rate Loans of such Lender shall be converted into Floating Rate Loans in accordance with Section 2.13.

2.22 Taxes . (a) All payments made by the Borrower under this Agreement shall be made free and clear of, and without reduction or withholding for or on account of, present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority on the basis of any change after the date hereof in any applicable treaty, law, rule, guideline or regulations or in the interpretation or administration thereof, excluding, in the case of the Administrative Agent and each Lender, net income and franchise taxes imposed on the Administrative Agent or such Lender by the jurisdiction under the laws of which the Administrative Agent or such Lender is organized or any political subdivision or taxing authority thereof or therein, or by any jurisdiction in which such Lender's lending office is located or any political subdivision or taxing authority thereof or therein (all such non-excluded taxes, levies, imposts, deductions, charges or withholdings being hereinafter called "Taxes"). If any Taxes are required to be withheld from any amounts payable to the Administrative

Agent or any Lender hereunder or under any other Loan Document, the amounts so payable to the Administrative Agent or such Lender shall be increased to the extent necessary to yield to the Administrative Agent or such Lender (after payment of all Taxes) interest or any such other amounts payable hereunder at the rates or in the amounts specified in this Agreement and the other Loan Documents. Whenever any Taxes are payable by the Borrower, as promptly as possible thereafter, the Borrower shall send to the Administrative Agent for its own account or for the account of such Lender, as the case may be, a certified copy of an original official receipt received by the Borrower showing payment thereof. If the Borrower fails to pay any Taxes when due to the appropriate taxing authority or fails to remit to the Administrative Agent the required receipts or other required documentary evidence, the Borrower shall indemnify the Administrative Agent and the Lenders for any incremental taxes, interest or penalties that may become payable by the Administrative Agent or any Lender as a result of any such failure. The agreements in this Section shall survive the termination of this Agreement and the payment of all Obligations.

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

(2.23) Replacement Lenders . (a) If any Lender has notified the Borrower of its incurring additional costs under Section or has required the Borrower to make payments for Taxes under Section , the Borrower may, unless such Lender has notified the Borrower that the circumstances giving rise to such notice no longer apply, terminate, in whole but not in part, the Commitment of such Lender (other than the Administrative Agent) (the "Terminated Lender") at any time upon five Business Days' prior written notice to the Terminated Lender and the
Administrative Agent (such notice referred to herein as a "Notice of Termination").

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

2.24 Regulatory Change . In the event that by reason of any Regulatory Change or any other circumstance arising after the Closing Date affecting any Lender, such Lender (a) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender which includes deposits by reference to which the interest rate on any LIBO Rate Loan is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender which includes any LIBO Rate Loan, or (b) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, at the election of such Lender with notice to the Administrative Agent and the Borrower, the obligation of such Lender to make LIBO Rate Loans and to convert Floating Rate Loans into LIBO Rate Loans shall be suspended until such time as such

Regulatory Change or other circumstance ceases to be in effect, and all such outstanding LIBO Rate Loans shall be converted into Floating Rate Loans in accordance with Section 2.13.

                                    ARTICLE 3
                                   CONDITIONS

3.1 Conditions Precedent to Initial Loan and Letter of Credit . The Lenders shall have no obligation to make the initial Loan and the Administrative Agent shall have no obligation to issue the initial Letter of Credit unless and until all matters incident to the consummation of the transactions contemplated herein shall be satisfactory to the Administrative Agent, and the Administrative Agent shall have received, reviewed, and approved the following documents and other items, appropriately executed when necessary and, where applicable, acknowledged by one or more authorized officers of the Borrower, all in form and substance satisfactory to the Administrative Agent and dated, where applicable, of even date herewith or a date prior thereto and acceptable to the Administrative Agent.

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

         (f) multiple counterparts, as requested by the Administrative Agent, of the following Security Instruments creating, evidencing, perfecting, and otherwise establishing Liens in favor of the Administrative Agent for the benefit of the Lenders in and to the Collateral which must be furnished on or before May 15, 2000.

         (i) Mortgage, Deed of Trust, Indenture, Security Agreement, Assignment of Production, and Financing Statement from the Borrower covering certain designated Oil and Gas Properties of the Borrower covering the value, acceptable to all Lenders, of such Oil and Gas Properties and all improvements, personal property, and fixtures related thereto which form shall be approved by the Required Lenders and if such Lenders have not responded to the Administrative Agent within 10 days from receipt of such form, it will be deemed that such Lenders have approved the form;

         (ii) Financing Statements from the Borrower as debtor, constituent to the instrument described in clause (i) above; and

         (iii) undated letters, in form and substance satisfactory to the Lender, from the Borrower to each purchaser of production and disburser of the proceeds of production from or attributable to the Mortgaged Properties, together with additional letters with the addressees left blank, authorizing and directing the addressees to make future payments attributable to production from the Mortgaged Properties directly to the Lender which letters shall only be used by the Administrative Agent if there is a Default or Event of Default;

     (g)  unaudited  Financial  Statements  of the Borrower as of September  30,
     1999;

     (h) certificates dated as of a recent date from the Secretary of State or other appropriate Governmental Authority for the State of Texas evidencing the existence or qualification and good standing of the Borrower in such jurisdiction;

     (i) reserve data in a form and containing such information as may be satisfactory to the Lenders covering the Oil and Gas Properties of the Borrower, its Subsidiaries and the Partnerships;

     (j) the opinion of counsel to the Borrower,  in the form attached hereto as
     Exhibit VII, with such changes thereto as may be approved by the Administrative Agent and the Required Lenders and if such Lenders have not responded within 10 days of receipt of such form, it will be deemed that such Lenders have approved the form of such opinion;

     (k) such other agreements, documents, instruments, opinions, certificates, waivers, consents, and evidence as the Administrative Agent or any Lender may reasonably request.

3.2 Conditions Precedent to Each Loan . The obligations of the Lenders to make each Loan are subject to the satisfaction of the following additional conditions precedent:

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

     (d) the Administrative Agent shall have received, reviewed, and approved such additional documents and items as described in Section as may be requested by the Administrative Agent with respect to such Loan;

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

3.3 Conditions Precedent to Issuance of Letters of Credit . The obligation of the Administrative Agent, as the issuer of the Letters of Credit, to issue, renew, or extend any Letter of Credit is subject to the satisfaction of the following additional conditions precedent:

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

4.1 Existence of Borrower and Subsidiaries . Each of the Borrower and its Subsidiaries is a corporation, duly organized, validly existing and in good standing under the laws of the state of its incorporation and is authorized to do business and in good standing as a foreign corporation in every jurisdiction in which it owns or leases real property or in which the nature of its business requires it to be so qualified, except where the failure to so qualify, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

4.2 Existence of Partnerships . Each of the Partnerships is duly formed and legally existing under the laws of its jurisdiction of formation and is qualified to do business in every jurisdiction in which the nature of its business requires it to be so qualified, except where the failure to so qualify, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

4.3 Due Authorization . The execution and delivery by the Borrower of this Agreement and the borrowings hereunder; the execution and delivery by the Borrower of the Notes and the other Loan Documents; the repayment by the Borrower of the Indebtedness evidenced by the Notes and interest and fees, if any, provided in the Notes and the other Loan Documents are within the power of the Borrower; have been duly authorized by all necessary action; and do not and will not (a) require the consent of any Governmental Authority, (b) contravene or conflict with any Requirement of Law or the articles or certificate of incorporation, bylaws, or other organizational or governing documents of the Borrower, (c) contravene or conflict with any Partnership Agreement, or any indenture, instrument or other agreement to which the Borrower is a party or by which the Property of the Borrower is bound or encumbered, or (d) result in or require the creation or imposition of any Lien upon any of the Properties of the Borrower other than as contemplated in the Loan Documents.

4.4 Valid and Binding Obligations of Borrower . This Agreement and the other Loan Documents, when duly executed and delivered, will be legal, valid and binding obligations of the Borrower, enforceable in accordance with their respective terms, subject to any applicable bankruptcy, insolvency or other laws of general application affecting creditors' rights and judicial decisions interpreting any of the foregoing.

4.5 Security Instruments . The provisions of each Security Instrument are effective to create in favor of the Lender, a legal, valid, and enforceable Lien in all right, title, and interest of the Borrower in the Collateral described therein, which Liens, assuming the accomplishment of recording and filing in accordance with applicable laws prior to the intervention of rights of other Persons, shall constitute fully perfected first-priority Liens on all right, title, and interest of the Borrower in the Collateral described therein subject to the Permitted Liens.

4.6 Scope and Accuracy of Financial Statements . The Financial Statements of the Borrower and its Subsidiaries as of December 31, 1999, provided to the Lenders have been prepared in accordance with GAAP consistently applied and fairly reflect the financial condition and the results of the operations of the Borrower, and its Subsidiaries in all material respects as of the dates and for the periods stated therein. No event or circumstance has occurred since December 31, 1997, that has resulted or could reasonably be expected to result in a Material Adverse Effect.

4.7 Liabilities, Litigation and Restrictions . Except for the liabilities shown in the Financial Statements provided to the Lenders prior to the Closing Date, none of the Borrower, its Subsidiaries or the Partnerships has any liabilities, direct or contingent, which may reasonably be expected to result in a Material Adverse Effect. Except as disclosed to the Lenders in writing prior to the Closing Date, no litigation or other action of any nature affecting any of the Borrower, its Subsidiaries or the Partnerships is pending before any Governmental Authority or, to the knowledge of the Borrower, threatened against or affecting any of the Borrower, its Subsidiaries or the Partnerships, which might reasonably be expected to result in a Material Adverse Effect. To the knowledge of the Borrower, no unusual or unduly burdensome restriction, restraint or hazard exists by contract, law, governmental regulation or otherwise relative to the business or material Properties of any of the Borrower, its Subsidiaries or the Partnerships other than such as relate generally to Persons engaged in the business activities similar to those conducted by the Borrower or such Subsidiary or Partnership, as the case may be.

4.8 Title to Properties . Each of the Borrower, its Subsidiaries and the Partnerships has good and indefeasible title to all of its material (individually or in the aggregate) Properties, free and clear of all Liens other than Permitted Liens.

4.9 Compliance with Federal Reserve Regulations. The Borrower is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulations G, U or X of the Board of Governors of the Federal Reserve System). No part of the proceeds of any extension of credit under this

Agreement will be used to purchase or carry any such margin stock or to extend credit to others for the purpose of purchasing or carrying any such margin stock. No transaction contemplated by the Loan Documents is in violation of any regulations promulgated by the Board of Governors of the Federal Reserve System, including Regulations G, T, U or X.

4.10 Authorizations and Consents . No authorization, consent, approval, exemption, franchise, permit or license of, or filing with, any Governmental Authority or other Person is required to authorize, or is otherwise required in connection with, the valid execution and delivery by the Borrower of this Agreement and the other Loan Documents or the repayment and performance by the Borrower of the Obligations.

4.11 Compliance with Laws, Rules, Regulations and Orders . To the knowledge of the Borrower, neither the business nor any of the activities of any of the Borrower, its Subsidiaries or the Partnerships, as presently conducted, violates any Requirement of Law the result of which violation could reasonably be expected to result in a Material Adverse Effect. Each of the Borrower, its Subsidiaries and the Partnerships possesses all licenses, approvals, registrations, permits and other authorizations necessary to enable it to carry on its business in all material respects as now conducted; all such licenses, approvals, registrations, permits and other authorizations are in full force and effect; and the Borrower has no reason to believe that it or any Subsidiary or Partnership will be unable to obtain the renewal of any such licenses, approvals, registrations, permits and other authorizations.

4.12 Proper Filing of Tax Returns and Payment of Taxes Due . Each of the Borrower, its Subsidiaries and the Partnerships has duly and properly filed all United States income tax returns and all other tax returns which are required to be filed and has paid all taxes due, except such taxes, if any, as are being contested in good faith and as to which adequate reserves in accordance with GAAP have been made. The charges and reserves on the books of each of the Borrower, its Subsidiaries and the Partnerships with respect to taxes and other governmental charges are adequate.

4.13 ERISA Compliance . Each of the Borrower, its Subsidiaries and the Partnerships is in compliance in all material respects with the applicable provisions of ERISA. No "reportable event", as such term is defined in Section 4043 of ERISA, has occurred with respect to any Plan. None of the Borrower, its Subsidiaries or the Partnerships has incurred or expects to incur any material liability to the Pension Benefit Guaranty Corporation or any Plan. With respect to each Plan, the total value of the accrued benefits (both vested and nonvested) does not materially exceed the value of the assets of such Plan, both valued as of the end of the Plan year immediately prior to the date of this Agreement. None of the Borrower, its Subsidiaries or the Partnerships currently contributes to, or has an obligation to contribute to, or has at any time contributed to, or had an obligation to contribute to, any Multi-employer Plan.

4.14 Take-or-Pay; Gas Imbalances . Except as disclosed in writing to the Lenders prior to the Closing Date, none of the Borrower, its Subsidiaries or the Partnerships is obligated in any material respect by virtue of any prepayment made under any contract containing a "take-or-pay" or "prepayment" provision or under any similar agreement to deliver hydrocarbons produced from or allocated to any of its Oil and Gas Properties at some future date without receiving full payment therefor at the time of delivery. Except as disclosed in writing to the Lenders prior to the Closing Date, none of the Borrower, its Subsidiaries or the Partnerships has produced gas, in any material amount, subject to balancing rights of third parties or subject to balancing duties under governmental requirements, except as to such matters for which the Borrower or the relevant Subsidiary or Partnership has established monetary reserves adequate in amount to satisfy such obligations and has segregated such reserves from other accounts.

4.15 Refunds . No orders of, proceedings pending before, or other requirements of, the Federal Energy Regulatory Commission, the Texas Railroad Commission, the Oklahoma Corporation Commission, the Louisiana Conservation Commission, or any other Governmental Authority exist which could result in any of the Borrower, its Subsidiaries or the Partnerships being required to refund any material portion of the proceeds received or to be received from the sale of hydrocarbons constituting part of its Oil and Gas Properties.

4.16 Casualties or Taking of Property . Except as disclosed to the Lenders in writing prior to the Closing Date, since September 30, 1999, neither the business nor any Property of any of the Borrower, its Subsidiaries or the Partnerships has been materially adversely affected as a result of any fire, explosion, earthquake, flood, drought, windstorm, accident, strike or other labor disturbance, embargo, requisition of taking of Property or cancellation of contracts, permits or concessions by any Governmental Authority, riot, activities of armed forces or acts of God.

4.17 Locations of Business and Offices . The principal place of business and chief executive office of the Borrower is located at the address for the Borrower set forth in Section 9.4 or at such other location as the Borrower may have, with prior written notice, advised the Administrative Agent.

4.18 Environmental Compliance . Except as has been disclosed to the Lenders in writing prior to the Closing Date:

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

4.19 Investment Company Act Compliance . The Borrower is not an "investment company" or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

4.20 Public Utility Holding Company Act Compliance . The Borrower is not a "holding company," or a "subsidiary company" of a "holding company" or an "affiliate" of either a "holding company" or a "subsidiary company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

4.21 No Material Misstatements. No information, exhibit or report prepared by or at the direction or with the supervision of the Borrower and furnished to any Lender or the Administrative Agent in connection with the negotiation and preparation of this Agreement or any Loan Document contains any material misstatements of fact or omits to state a material fact necessary to make the statements contained therein not misleading as of the date made or deemed made.

4.22 Subsidiaries . As of the date hereof, except as set forth on Exhibit VIII, the Borrower has no Subsidiaries and none of the Borrower or its Subsidiaries is a partner or participant in any partnership or joint venture. The percentage ownership by the Borrower of outstanding common stock of each Subsidiary and the partnership interest (Distributive Share) of the Borrower in each Partnership is as set forth on Exhibit VIII.

4.23 Defaults. None of the Borrower, its Subsidiaries or the Partnerships is in default, nor has any event or circumstance occurred which, but for the passage of time or the giving of notice, or both, would constitute a default, under any loan or credit agreement, indenture, mortgage, deed of trust, security agreement or other instrument or agreement evidencing or pertaining to any Indebtedness of the Borrower or such Subsidiary or Partnership, as the case may be, or under any other material agreement or instrument to which the Borrower or such Subsidiary or Partnership is a party or by which any of them or the Property of any of them is bound, including agreements and instruments relating to the Oil and Gas Properties. No Default or Event of Default exists.

4.24 Maintenance of Properties . Each of the Borrower, its Subsidiaries and the Partnerships has maintained its Properties in good and workable condition, ordinary wear and tear excepted, and in compliance in all material respects with all applicable Requirements of Law.

                                    ARTICLE 5
                             AFFIRMATIVE COVENANTS

                  So long as any Obligation remains outstanding or unpaid or any Commitment exists, the Borrower shall:

5.1 Maintenance and Access to Records . Keep, and cause each of its Subsidiaries and the Partnerships to keep, adequate records in accordance with GAAP, of all of its transactions so that at any time, and from time to time, its financial condition may be readily determined and, at the reasonable request of the Administrative Agent or any Lender, make such records available for inspection and permit the Administrative Agent or such Lender to make and take away copies thereof.

5.2 Quarterly Financial Statements . Deliver to each Lender, on or before the 60th day after the end of each of the first three fiscal quarters of the Borrower, the unaudited consolidated and consolidating Financial Statements of the Borrower and its Subsidiaries, as at the end of such period and from the beginning of such fiscal year to the end of such period, as applicable, which Financial Statements shall be certified by the chief financial officer of the Borrower as having been prepared in accordance with GAAP, consistently applied, and as a fair presentation of the condition of the Borrower and its Subsidiaries, subject to changes resulting from normal year-end audit adjustments.

5.3 Annual Financial Statements . Deliver to each Lender, as soon as available but not later than the 120th day after the close of each fiscal year of the Borrower, a copy of the annual audited consolidated and consolidating Financial Statements of the Borrower and its Subsidiaries.

5.4 Compliance Certificates . Concurrently with the furnishing of the Financial Statements submitted pursuant to Sections 5.2 and 5.3, provide the Administrative Agent a Compliance Certificate; and concurrently with the furnishing of the Financial Statements submitted pursuant to Section 5.3 if requested by any Lender, provide each Lender a certificate in customary form from the independent certified public accountants for the Borrower stating that their audit has not disclosed the existence of any Default or Event of Default or, if their audit has disclosed the existence of any Default or Event of Default, specifying the nature, period of existence and status thereof.

5.5 Oil and Gas Reserve Reports . (a) Deliver to each Lender each April 1 during the term of this Agreement, engineering reports in usual and customary form and substance, certified by any nationally- or regionally- recognized independent consulting petroleum engineers acceptable to the Lenders as fairly and accurately setting forth (i)the proven and producing, shut in, behind pipe and undeveloped oil and gas reserves (separately classified as such) attributable to the Oil and Gas Properties of the Borrower, its Subsidiaries and the
Partnerships as of January 1 of the year for which such reserve reports are furnished, (ii)the aggregate present value of the future net income with respect to such Properties, discounted at a stated per annum discount rate of proven and producing reserves, (iii)projections of the annual rate of production, gross income and net income with respect to such proven and producing reserves, and information with respect to the "take or pay," "prepayment" and gas balancing liabilities of the Borrower, its Subsidiaries and the Partnerships.

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

5.6 SEC and Other Reports . Deliver to each Lender, within five days after any material report (other than financial statements) or other communication is sent by any of the Borrower, its Subsidiaries or the Partnerships to its stockholders or partners or is filed by any of the Borrower, its Subsidiaries or the Partnerships with the Securities and Exchange Commission or any successor or analogous Governmental Authority, copies of such report or communication.

5.7 Notices . Deliver to Administrative Agent, promptly upon any officer of the Borrower having knowledge of the occurrence of any of the following events or circumstances, a written statement with respect thereto, signed by the chief financial officer of the Borrower, or other authorized representative of the Borrower designated from time to time pursuant to written designation by the Borrower delivered to the Administrative Agent, advising the Lenders of the occurrence of such event or circumstance and the steps, if any, being taken by the Borrower with respect thereto:

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

     (j) the incurrence of any Contingent Obligation permitted by Section 6.1(i), the making of any loan or advance permitted by Section 6.2(g), or the acquisition or making of any Investment permitted by Section 6.8(h) which causes the aggregate of all such Contingent Obligations, loans, advances, and Investments to exceed $10,000,000; and

     (k) any other event or condition which could reasonably be expected to have a Material Adverse Effect.

5.8 Letters in Lieu of Transfer Orders; Division Orders . Promptly upon request by the Lender at any time and from time to time, execute such letters in lieu of transfer orders, in addition to the letters signed by the Borrower and delivered to the Lender in satisfaction of the condition set forth in Section 3.1(f)(iv) and/or division and/or transfer orders as are necessary or appropriate to transfer and deliver to the Lender proceeds from or attributable to any Mortgaged Property. The above shall only be used if there is a Default or Event of Default.

5.9 Additional Information . Furnish to the Administrative Agent, promptly upon the request of the Administrative Agent, such additional financial or other information concerning the assets, liabilities, operations and transactions of the Borrower, its Subsidiaries and the Partnerships as the Administrative Agent or any Lender may from time to time reasonably request, including copies of the Partnership Agreements and all amendments thereto, certified as being true and correct by the secretary or assistant secretary of the Borrower; and promptly notify the Administrative Agent each time that a change in the Loan Balance, L/C Exposure, or Borrowing Base would result in a change in the Applicable Margin.

5.10 Payment of Assessments and Charges . Pay, and cause each of its Subsidiaries and the Partnerships to pay, all taxes, assessments, governmental charges, claims for labor, supplies, rent and other obligations which, if unpaid, might become a Lien against any of its Property, except any of the foregoing being contested in good faith and as to which adequate reserves in accordance with GAAP have been established or unless failure to pay would not have a Material Adverse Effect.

5.11 Compliance with Laws . Comply, and cause each of its Subsidiaries and the Partnerships to comply, with all Requirements of Law, including (a)the Natural Gas Policy Act of 1978, as amended, (b)Environmental Laws, and (c)all permits, licenses, registrations, approvals and authorizations (i)related to any natural or environmental resource or media located on, above, within, in the vicinity of, related to or affected by any of its Property, (ii)required for the performance or conduct of its operations, or (iii)applicable to the use, generation, handling, storage, treatment, transport or disposal of Hazardous Substances; and cause all of its employees, agents, contractors, subcontractors and future lessees (pursuant to appropriate lease provisions), while such Persons are acting within the scope of their relationship with the Borrower, such Subsidiary or Partnership, as the case may be, to comply with all applicable Requirements of Law as may be necessary or appropriate to enable the Borrower or such Subsidiary or Partnership, as the case may be, to so comply.

5.12 ERISA Information and Compliance . Furnish to each Lender upon request, copies of each annual and other report with respect to each Plan or any trust created thereunder filed with the United States Secretary of Labor or the Pension Benefit Guaranty Corporation; fund, and cause each of its Subsidiaries and the Partnerships to fund, all current service pension liabilities as they are incurred under the provisions of all Plans and Multi-employer Plans; and comply, and cause each of its Subsidiaries and the Partnerships to comply, with all applicable provisions of ERISA.

5.13 Hazardous Substances Indemnification . INDEMNIFY AND HOLD EACH LENDER AND THE ADMINISTRATIVE AGENT AND ALL OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT AND AFFILIATES OF EACH LENDER AND THE ADMINISTRATIVE AGENT HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS, LOSSES, DAMAGES, LIABILITIES, FINES, PENALTIES, CHARGES, ADMINISTRATIVE AND JUDICIAL PROCEEDINGS AND ORDERS, JUDGMENTS, REMEDIAL ACTIONS, REQUIREMENTS AND ENFORCEMENT ACTIONS OF ANY KIND, AND ALL COSTS AND EXPENSES INCURRED IN CONNECTION THEREWITH (INCLUDING ATTORNEYS' FEES AND EXPENSES), ARISING DIRECTLY OR INDIRECTLY, IN WHOLE OR IN PART, FROM (A)THE PRESENCE OF ANY HAZARDOUS SUBSTANCE ON, UNDER OR FROM THE PROPERTY OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE

PARTNERSHIPS, WHETHER PRIOR TO OR DURING THE TERM HEREOF, (B)ANY ACTIVITY CARRIED ON OR UNDERTAKEN ON OR OFF THE PROPERTY OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS, WHETHER PRIOR TO OR DURING THE TERM HEREOF, AND WHETHER BY ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS OR ANY PREDECESSOR IN TITLE OR ANY EMPLOYEES, AGENTS, CONTRACTORS OR SUB-CONTRACTORS OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS OR ANY PREDECESSOR IN TITLE, OR ANY THIRD PERSONS AT ANY TIME OCCUPYING OR PRESENT ON SUCH PROPERTIES, IN CONNECTION WITH THE HANDLING, TREATMENT, REMOVAL, STORAGE, DECONTAMINATION, CLEANUP, TRANSPORTATION OR DISPOSAL OF ANY HAZARDOUS SUBSTANCE AT ANY TIME LOCATED OR PRESENT ON OR UNDER SUCH PROPERTY, (C)ANY RESIDUAL CONTAMINATION ON OR UNDER THE PROPERTY OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS, OR (D) ANY CONTAMINATION OF ANY PROPERTY OR NATURAL RESOURCES ARISING IN CONNECTION WITH OR RESULTING FROM THE GENERATION, USE, HANDLING, STORAGE, TRANSPORTATION OR DISPOSAL OF ANY HAZARDOUS SUBSTANCE BY ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS OR ANY EMPLOYEE, AGENT,
CONTRACTOR OR SUBCONTRACTOR OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS WHILE SUCH PERSONS ARE ACTING WITHIN THE SCOPE OF THEIR RELATIONSHIP WITH THE BORROWER, SUCH SUBSIDIARY OR PARTNERSHIP, AS THE CASE MAY BE, IRRESPECTIVE OF WHETHER ANY OF SUCH ACTIVITIES WERE OR WILL BE UNDERTAKEN IN ACCORDANCE WITH REQUIREMENTS OF LAW, INCLUDING ANY OF THE FOREGOING ARISING FROM NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF ANY LENDER OR THE ADMINISTRATIVE AGENT OR ANY OF THEIR OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS IN FACT AND AFFILIATES. THE FOREGOING INDEMNITY SHALL SURVIVE SATISFACTION OF ALL OBLIGATIONS AND THE TERMINATION OF THIS AGREEMENT.

5.14 Further Assurances . Promptly cure any defects, errors, or omissions in the execution and delivery of any of the Loan Documents and all agreements contemplated thereby, and upon notice, promptly execute and deliver to the Administrative Agent all such other assurances and instruments as shall, in the opinion of the Administrative Agent, be necessary to fulfill the terms of the Loan Documents.

5.15 Fees and Expenses of Administrative Agent . Upon request by the Administration Agent, promptly reimburse the Administrative Agent for all amounts reasonably expended, advanced or incurred by the Administrative Agent in connection with the development, preparation and execution of this Agreement and the other Loan Documents and all amendments, restatements, supplements and modifications hereto and thereto and the consummation of the transactions contemplated hereby and thereby and all amounts reasonably expended, advanced or incurred by the Administrative Agent or any Lender to collect the Notes and enforce the rights of the Lenders and the Administrative Agent under this
Agreement and the other Loan Documents, which amounts shall be deemed compensatory in nature and liquidated as to amount upon notice to the Borrower by the Administrative Agent or such Lender as applicable and which amounts will include, but not be limited to, (a)attorneys' fees, (b)all court costs, (c)fees of auditors and accountants, (d)investigation expenses, (e)fees and expenses incurred in connection with the participation of the Lenders and the Administrative Agent as members of the creditors' committee in a case commenced under Title 11 of the United States Code or other similar law of the United States, the State of Texas or any other jurisdiction, incurred by the Administrative Agent in connection with the collection of the Obligations,
(f)and
any and all search, registration, recording and filing fees and any and all liabilities with respect to stamp, excise and other taxes, together with interest at the Floating Rate, calculated on the basis of a year of 365 or 366 days, as the case may be, on each such amount from the date of notification to the Borrower that the same was expended, advanced or incurred by the Administrative Agent until the date it is repaid to the Administrative Agent. The obligations of the Borrower under this Section shall survive the nonassumption of this Agreement in a case commenced under Title 11 of the United States Code or other similar law of the United States, the State of Texas or any other jurisdiction and be binding upon the Borrower and any trustee, receiver or liquidator of the Borrower appointed in any such case.

5.16 Indemnification of Lenders and Administrative Agent . INDEMNIFY AND HOLD EACH LENDER AND THE ADMINISTRATIVE AGENT AND ALL OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT AND AFFILIATES OF EACH LENDER AND THE ADMINISTRATIVE AGENT (EACH SUCH PERSON AN "INDEMNITEE") HARMLESS FROM ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS OF ANY KIND OR NATURE WHATSOEVER (INCLUDING REASONABLE ATTORNEYS' FEES AND DISBURSEMENTS) INCURRED BY OR ASSERTED AGAINST ANY INDEMNITEE ARISING OUT OF, IN ANY WAY CONNECTED WITH, OR AS A RESULT OF
(A)THE  EXECUTION  OR DELIVERY  OF THIS  AGREEMENT  OR ANY OTHER LOAN  DOCUMENT,
(B)THE PERFORMANCE BY THE PARTIES TO THE LOAN DOCUMENTS OF THEIR RESPECTIVE OBLIGATIONS THEREUNDER OR THE CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED THEREBY, OR (C)THE ENFORCEMENT OF THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS (ALL THE FOREGOING IN THIS SECTION, COLLECTIVELY, THE "INDEMNIFIED LIABILITIES"), INCLUDING INDEMNIFIED LIABILITIES ARISING FROM THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF ANY INDEMNITEE; PROVIDED THAT THE BORROWER SHALL HAVE NO OBLIGATION UNDER THIS SECTION TO ANY INDEMNITEE WITH RESPECT TO INDEMNIFIED LIABILITIES THAT ARE DETERMINED BY A COURT OF COMPETENT JURISDICTION BY FINAL AND NON-APPEALABLE JUDGMENT TO HAVE RESULTED FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF SUCH INDEMNITEE OR FROM THE BREACH BY SUCH INDEMNITEE OF ITS OBLIGATIONS UNDER ANY LOAN DOCUMENT. THE OBLIGATIONS OF THE BORROWER UNDER THIS SECTION SHALL SURVIVE THE SATISFACTION OF ALL OBLIGATIONS, THE TERMINATION OF THIS AGREEMENT AND THE NONASSUMPTION OF THIS AGREEMENT IN A CASE COMMENCED UNDER TITLE 11 OF THE UNITED STATES CODE OR OTHER SIMILAR LAW OF THE UNITED STATES, THE STATE OF TEXAS OR ANY OTHER JURISDICTION AND BE BINDING UPON THE BORROWER AND ANY TRUSTEE, RECEIVER OR LIQUIDATOR OF THE BORROWER APPOINTED IN ANY SUCH CASE.

5.17 Maintenance of Existence and Good Standing . Maintain, and cause each of its Subsidiaries and the Partnerships to maintain, its corporate or partnership existence, as the case may be; and maintain, and cause each of its Subsidiaries and the Partnerships to maintain, its qualification and good standing in all jurisdictions wherein the Property now owned or hereafter acquired or the business now or hereafter conducted necessitates same except where the failure to so maintain such qualification and good standing would not have a Material Adverse Effect.

5.18 Maintenance of Tangible Property . Maintain, and cause each of its Subsidiaries and the Partnerships to maintain, all of its material tangible Property in good repair and condition and make all necessary replacements thereof and operate such Property in a good and workmanlike manner.

5.19 Maintenance of Insurance . Maintain, or cause to be maintained, insurance with respect to the properties and business of each of the Borrower, its Subsidiaries and the Partnerships against such liabilities, casualties, risks and contingencies and in such amounts as is customary in the industry; and furnish to the Administrative Agent, at the execution of this Agreement and at the request of any Lender thereafter, certificates evidencing such insurance.

5.20 Inspection of Tangible Property . Permit any authorized representative of any Lender or the Administrative Agent, at the sole risk of such party and such authorized representatives, to visit and inspect any tangible Property of any of the Borrower, its Subsidiaries or the Partnerships.

5.21 Payment of Notes and Performance of Obligations . Pay the Notes according to the reading, tenor and effect thereof, as modified by this Agreement, and pay and perform all Obligations.

5.22 Operation of Oil and Gas Properties . Develop, maintain and operate, and cause each of its Subsidiaries and the Partnerships to develop, maintain and operate, its Oil and Gas Properties in a prudent and workmanlike manner in accordance with industry standards.

5.23 Performance of Designated Contracts . Perform and observe in all material respects all of its obligations under the Partnership Agreements and perform and observe, and cause each of its Subsidiaries and the Partnerships to perform and observe, in all material respects all of its obligations under all material agreements and contracts of such Person.

5.24 Title Information . Furnish to the Administrative Agent by April 15, title information and property descriptions for the Mortgage exhibit sufficient for Counsel to the Administrative Agent to summarize such title information and submit such summary to the Lenders and the Required Lenders must approve such summary within 10 days of receipt of such summary and if such Lenders have not responded within such time period it will be deemed that they have approved such summary.

                                    ARTICLE 6
                               NEGATIVE COVENANTS

                  So  long  as  any  Obligation   remains   outstanding  or  any
Commitment exists, without the prior written consent of the Required Lenders, the Borrower will not:

6.1 Indebtedness; Contingent Obligations . Create, incur, assume or permit to exist any Indebtedness or Contingent Obligations, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing restrictions shall not apply to (a)the Obligations other than Hedging Obligations; (b)unsecured accounts payable incurred in the ordinary course of business, which are not unpaid in excess of 60 days beyond invoice date or are being contested in good faith and as to which such reserve as is required by GAAP has been made; (c)performance guarantees and performance surety or other bonds provided in the ordinary course of business; (d)operating leases entered into in the ordinary course of business or endorsements of instruments for collection in the ordinary course of business; (e)purchase-money Indebtedness of the Borrower only incurred in connection with the acquisition of equipment not exceeding $5,000,000 at any time outstanding; (f)Subordinated Debt; (g)Senior Subordinated Debt (h)obligations with respect to Hedging Agreements entered into with any Lender or any affiliate of any Lender or another counterparty satisfactory to the Administrative Agent provided that (i) in the case of hydrocarbon Hedging Agreements, such Hedging Agreements protect against actual exposure to volatility in hydrocarbon prices and the aggregate of the notional and contracted amounts of such Hedging Agreements in any form other than put options do not cover at any time a volume of hydrocarbons exceeding 80% of the projected production from the proved producing reserves as reflected on the Reserve Report most recently provided to the Administrative Agent, and the aggregate of the notional and contracted amounts of all Hedging Agreements do not cover at any time a volume of hydrocarbons exceeding 100% of the projected production from the proved producing reserves as reflected on the Reserve Report most recently provided to the Administrative Agent, and (ii) the net mark-to-market exposure under such Hedging Agreements does not exceed $2,500,000 in the aggregate for the Borrower, its Subsidiaries, and the Partnerships,
(j)and other Indebtedness not exceeding $5,000,000 in the aggregate at any time outstanding for the Borrower and its Subsidiaries.

6.2 Loans or Advances . Make or agree to make or allow to remain outstanding any loans or advances to any Person, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing restrictions shall not apply to (a) advances or extensions of credit in the form of accounts receivable incurred in the ordinary course of business and upon terms common in the industry for such accounts receivable, (b) accounts receivable owed by the Partnerships to the Borrower with respect to general and administrative and/or direct expenses and not outstanding for more than 60 days, (c) loans, advances or extensions of credit to suppliers or contractors under applicable contracts or agreements in connection with oil and gas development activities of the Borrower or such Subsidiary or Partnership, (d) loans and advances to employees of the Borrower or such Subsidiary in the ordinary course of business not exceeding $1,000,000 in the aggregate at any time outstanding, (e) loans or advances by the Borrower to any Partnership not outstanding for more than 60 days and not exceeding the uncollected but accrued revenues payable to the Borrower with respect to Oil and Gas Properties but attributable to such Partnership, the aggregate of which for all Partnerships shall not exceed $8,000,000 at any time outstanding, or (f) loans or advances by the Borrower to Swift Energy Marketing Company which, together with Investments permitted pursuant to Section 6.8(g) shall not exceed $6,000,000.

6.3 Mortgages or Pledges of Assets . Create, incur, assume or permit to exist, any Lien on any of its Properties, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing restriction in this Section shall not apply to Permitted Liens.

6.4 Sales of Properties; Leasebacks . Sell, transfer or otherwise dispose of, in any 12-month period, in one or any series of transactions, in excess of $10,000,000 in the aggregate per fiscal year of its Property, or enter into any arrangement to do so, or enter into any arrangement to sell or transfer any Property and thereafter rent or lease as lessee such Property or other Property intended for the same use or purpose of the Property sold or transferred, or permit any of its Subsidiaries or the Partnerships to do any of the foregoing in this Section; provided, however, the foregoing restrictions shall not apply to
(a) the sale of hydrocarbons or inventory in the ordinary course of business at prices at least substantially equivalent to the open market prices at the time of sale for comparable hydrocarbons or inventory other than the sale of a production payment and provided that no contract for the sale of hydrocarbons shall obligate any of the Borrower, its Subsidiaries or the Partnerships to deliver hydrocarbons at some future date without receiving full payment therefor within 90 days of delivery, (b) the sale or other disposition of Property destroyed, lost, worn out, damaged or having only salvage value or no longer used or useful in the business of the Borrower, (c) farmouts or similar agreements entered into in the ordinary course of business; or (d) sales of Partnership interest.

6.5 Dividends and Distributions . Declare, pay or make, whether in cash or other Property, any dividend or distribution on any share of any class of its capital stock other than cash dividends not exceeding $2,000,000 in any fiscal year and dividends paid in capital stock of the Borrower; or purchase, redeem or otherwise acquire, directly or indirectly, for value or set apart in any way for redemption, retirement or other acquisition, directly or indirectly, any of its stock now or hereafter outstanding; return any capital to its stockholders; or make any distribution (whether by reduction of capital or otherwise) of its assets to its stockholders. Provided, however, the Borrower may acquire of its common stock after the Closing Date having a fair market value at the time of Acquisition not to exceed in the aggregate $15,000,000.

6.6 Changes in Corporate Structure . Enter into any transaction of consolidation, merger or amalgamation unless the Borrower is the surviving corporation of any such consolidation, merger or amalgamation and no Default or Event of Default exists or will occur as a result thereof; or liquidate, wind up or dissolve or suffer any liquidation or dissolution.

6.7 Rental or Lease Agreements . Enter into any contract to rent or lease any Properties, real or personal, the aggregate of rental and lease payments under which for the Borrower, its Subsidiaries and the Partnerships on a consolidated basis will exceed $1,000,000 in any calendar or fiscal year or $5,000,000 during the term of such leases; provided, however, the foregoing restriction shall not apply to bonuses and rentals paid under oil, gas and mineral leases, or the lease covering the corporate office of the Borrower.

6.8 Investments . Acquire Investments in, or purchase or otherwise acquire all or substantially all of the assets of, any Person, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing shall not apply to investments in (a) United States government-issued securities with maturities of no more than one year or certificates of deposit or repurchase agreements issued by (i) any Lender or (ii) any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000 and with maturities of no more than one year, (b) commercial paper rated at least P-1 by Moody's Investor Service, Inc. or A-1 by Standard & Poor's Corporation and with maturities of no more than nine months from the date of acquisition thereof, (c) short-term investments in the Eurodollar market through (i) any Lender, (ii) any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000, or (iii) any other Person acceptable to the Administrative Agent,
(d) short-term interest bearing deposits with any (i) Lender or (ii) any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000, (e) the purchase of Oil and Gas Properties or investments with respect to and relating to the production of oil, gas and other liquid or gaseous hydrocarbons from Oil and Gas Properties, or (f) investments by the Borrower in the Partnerships in amounts not to exceed those required as capital contributions under the applicable Partnership Agreements; provided, however, at any time that a Default or Event of Default exists, no investment may be made in any partnership or joint venture in which the Borrower is not, at such time, a partner or joint venturer other than those formed pursuant to Registration Statement No. 33-37983 on Form S-1 filed by the Borrower with the Securities and Exchange Commission on November 28, 1990 (Swift Depositary Interests I), or (g) Investments by the Borrower in Swift Energy Marketing Company which, together with loans and advances permitted by Section 6.2(f) shall not exceed $6,000,000.

6.9 Lines of Business; Subsidiaries . Expand, on its own or through a Subsidiary, into any line of business other than (a) those in which the Borrower or such Subsidiary is engaged as of the date hereof and (b) other lines of business related to the production of oil, gas and other hydrocarbons; or permit any material change to be made in the character of its business as conducted as of the date hereof.

6.10 ERISA  Compliance.  Permit any Plan  maintained by it or any Partnership to
(a) engage in any "prohibited transaction" as such term is defined in Section 4975 of the Internal Revenue Code of 1954, as amended, (b) incur any "accumulated funding deficiency," as such term is defined in Section 302 of ERISA, or(c) terminate in a manner which could result in the imposition of a Lien on any Property of the Borrower pursuant to Section 4068 of ERISA;

assume an obligation to contribute to any Multi-employer Plan; or acquire any Person or the assets of any Person which has now or has had at any time an obligation to contribute to any Multi-employer Plan.

6.11 Sale or Discount of Receivables . Except to minimize losses on bona fide debts previously contracted, discount or sell with recourse, or sell for less than the greater of the face or market value thereof, any of its notes receivable or accounts receivable.

6.12 Transactions With Affiliates . Enter into any transaction (including the sale, lease or exchange of Property or the rendering of service), directly or indirectly, with any of its Affiliates other than upon fair and reasonable terms no less favorable than the Borrower could obtain in an arm's length transaction with a Person which was not an Affiliate.

6.13 Tangible Net Worth . Permit Tangible Net Worth as of the close of any fiscal quarter to be less than $86,589,159 plus 75% of positive Net Income and 100% of net proceeds from any equity offering for all fiscal periods ending subsequent to September 30, 1998.

6.14 Current Ratio . Permit the ratio of Current Assets (plus Available Commitment) to Current Liabilities to be at any time less than 1.1 to 1.0.

6.15 Debt Coverage Ratio . Permit the ratio for any fiscal quarter of Cash Flow to Debt Service to be less than 1.00 to 1.00 at December 31, 1998, March 31, 1999, and June 30, 1999; 1.05 to 1.00 at September 30, 1999; 1.10 to 1.00 at
December 31, 1999;  1.15 to 1.00 at March 31, 2000; and 1.20 to 1.00 at June 30,
2000, and thereafter.

6.16 Total Liabilities to Tangible Net Worth . Permit the ratio of total liabilities of the Borrower and its Subsidiaries on a consolidated basis to Tangible Net Worth to be at any time greater than 3.0 to 1.0 from September 30, 1999 through June 30, 2000, 2.75 to 1.0 from September 30, 2000 through June 30, 2001, and 2.5 to 1.0 from September 30, 2001 to Final Maturity.

6.17 Amendment of Partnership Agreements . Amend or consent to the amendment of any Partnership Agreement the effect of which may result in the diminution of the Distributive Share with respect to the relevant Partnership or otherwise adversely affect the interest of the Borrower in such Partnership or increase the capital contribution of the Borrower with respect to such Partnership.

6.18 Subordinated Debt and Senior Subordinated Debt . Amend, extend or modify any of the terms or provisions of any documents, notes, or agreements evidencing or governing the Subordinated Debt and Senior Subordinated Debt or consent to any of the foregoing; or at any time following the occurrence and during the continuance of any Default or Event of Default, make any payment, whether in cash or other Property, on or with respect to the Subordinated Debt.

6.19 Negative Pledges . Except pursuant to this Agreement, enter into or permit to exist any agreement which prohibits or restricts the granting, incurring, assuming, or permitting to exist any Lien on any of its Properties or provides that any such occurrence shall constitute a default or breach of such agreement. Notwithstanding the above, this shall not apply to the New Zealand property as described on Exhibit IX.

6.20 Senior Subordinated Debt . The terms of the Senior Subordinated Debt shall not deviate materially from the Prospectus Supplement draft dated July 6, 1999.

                                    ARTICLE 7
                                EVENTS OF DEFAULT

7.1 Enumeration of Events of Default . Any of the following events shall be considered an Event of Default as that term is used herein:

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

     (g) Any of the Borrower, its Subsidiaries, or the Partnerships shall have concealed, removed, or permitted to be concealed or removed, any part of its Property, with intent to hinder, delay, or defraud its creditors or any of them, made or suffered a transfer of any of its Property which may be fraudulent under any bankruptcy, fraudulent conveyance, or similar law and not otherwise permitted under the provisions of this Agreement, or made any transfer of its Property to or for the benefit of a creditor at a time when other creditors similarly situated have not been paid;

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

     (j) The Borrower shall default in any of its material obligations as a Partner under any Partnership Agreement; or

     (k) If the Borrower has not executed the documents required by Section 3.1(f) in the time prescribed therein, it shall be an Event of Default.

7.2 Rights Upon Default . (a) Upon the occurrence of any Event of Default specified in Sections 7.1 (e) or (f), immediately and without notice, (i) all Obligations shall become due and payable, without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, all of which are expressly waived by the Borrower, (ii) the Commitments shall immediately terminate unless and until the Lenders and the Administrative Agent shall reinstate the same in writing, and with (iii) the oral consent of the Required Lenders (confirmed promptly in writing), each Lender and the Administrative Agent are hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits (general or special, time or demand, provisional or final) held by such Lender or the Administrative Agent and any and all other indebtedness at any time owing by such Lender or the Administrative Agent to or for the credit or account of the Borrower against any and all Obligations.

(b) Upon the occurrence of any other Event of Default, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, declare all Obligations immediately due and payable, without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, all of which are hereby expressly waived by the Borrower, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, declare the Commitments terminated, whereupon the Commitments shall immediately terminate unless and until the Lenders and the Administrative Agent shall reinstate the same in writing, and with the oral consent of the Required Lenders
(confirmed promptly in writing), the Administrative Agent and each Lender are hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits (general or special, time or demand, provisional or final) held by the Administrative Agent or such Lender and any and all other indebtedness at any time owing by the Administrative Agent or such Lender to or for the credit or account of the Borrower against any and all Obligations.

(c) In addition to the foregoing, upon the occurrence of any Event of Default, each Lender and the Administrative Agent in accordance with the provisions of this Agreement may exercise any or all of their rights and remedies provided by law or pursuant to the Loan Documents.


                                    ARTICLE 8
                            THE ADMINISTRATIVE AGENT

8.1 Appointment . Each Lender hereby designates and appoints the Administrative Agent as the agent of such Lender under this Agreement and the other Loan Documents. Each Lender authorizes the Administrative Agent, as the agent for such Lender, to take such action on behalf of such Lender under the provisions of this Agreement and the other Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Administrative Agent by the terms of this Agreement and the other Loan Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in this Agreement or in any other Loan Document, the Administrative Agent shall not have any duties or responsibilities except those expressly set forth herein or in any other Loan Document or any fiduciary relationship with any Lender; and no implied covenants, functions, responsibilities, duties, obligations or liabilities on the part of the Administrative Agent shall be read into this Agreement or any other Loan Document or otherwise exist against the Administrative Agent.

8.1 Delegation of Duties . The Administrative Agent may execute any of its duties under this Agreement and the other Loan Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

8.3 Exculpatory Provisions . Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates shall be required to initiate or conduct any litigation or collection proceedings hereunder, except with the concurrence of the Required Lenders and contribution by each Lender of its Percentage Share of costs reasonably expected by the Administrative Agent to be incurred in connection therewith, liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Agreement or any other Loan Document (except for gross negligence or willful misconduct of the Administrative Agent or such Person), or responsible in any manner to any Lender for any recitals, statements, representations or warranties made by the Borrower or any officer thereof contained in this Agreement or any other Loan Document or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or any other Loan Document, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document or for any failure of the Borrower to perform its obligations hereunder or thereunder. The Administrative Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Borrower.

8.4 Reliance by Administrative Agent . The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any Note, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including counsel to the Borrower), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent may deem and treat the payee of any Note as the owner thereof for all purposes unless and until a written notice of assignment, negotiation or transfer thereof shall have been received by the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Lenders or all Lenders to the extent required by Section 9.2 as it deems appropriate and contribution by each Lender of its Percentage Share of costs reasonably expected by the Administrative Agent to be incurred in connection therewith. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement and the other Loan Documents in accordance with a request of the Required Lenders or all Lenders to the extent required by Section 9.2. Such request and any action taken or failure to act pursuant thereto shall be binding upon the Lenders and all future holders of the Notes. In no event shall the Administrative Agent be required to take any action that exposes the Administrative Agent to personal liability or that is contrary to any Loan Document or applicable Requirement of Law.

8.5 Notice of Default . The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default unless the Administrative Agent has received notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default." In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give notice thereof to the Lenders. The Administrative Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Lenders; provided that unless and until the Administrative Agent shall have received such directions, subject to the provisions of Section 7.2, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Lenders. In the event that the officer of the Administrative Agent primarily responsible for the lending relationship with the Borrower or the officer of any Lender primarily responsible for the lending relationship with the Borrower becomes aware that a Default or Event of Default has occurred and is continuing, the Administrative Agent or such Lender, as the case may be, shall use its good faith efforts to inform the other Lenders and/or the Administrative Agent, as the case may be, of such occurrence. Notwithstanding the preceding sentence, failure to comply with the preceding sentence shall not result in any liability to the Administrative Agent or any Lender.

8.6 Non-Reliance on Administrative Agent and Other Lenders . Each Lender expressly acknowledges that neither the Administrative Agent nor any other Lender nor any of their respective officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representation or warranty to such Lender and that no act by the Administrative Agent or any other Lender hereafter taken, including any review of the affairs of the Borrower, shall be deemed to constitute any representation or warranty by the Administrative Agent or any Lender to any other Lender. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, condition (financial and otherwise) and creditworthiness of the Borrower and the value of the Properties of the Borrower and has made its own decision to enter into this Agreement. Each Lender also represents that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, condition (financial and otherwise) and creditworthiness of the Borrower and the value of the Properties of the Borrower. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, condition (financial and otherwise) or creditworthiness of the Borrower or the value of the Properties of the Borrower which may come into the possession of the Administrative Agent or any of its officers, directors, employees, agents, attorneys-in-fact or affiliates.

8.7 Indemnification . EACH LENDER AGREES TO INDEMNIFY THE ADMINISTRATIVE AGENT AND ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT AND AFFILIATES (TO THE EXTENT NOT REIMBURSED BY THE BORROWER AND WITHOUT LIMITING THE OBLIGATION OF THE BORROWER TO DO SO), RATABLY ACCORDING TO THE PERCENTAGE SHARE OF SUCH LENDER, FROM AND AGAINST ANY AND ALL LIABILITIES, CLAIMS, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS OF ANY KIND WHATSOEVER WHICH MAY AT ANY TIME (INCLUDING ANY TIME FOLLOWING THE PAYMENT AND PERFORMANCE OF ALL OBLIGATIONS AND THE TERMINATION OF THIS AGREEMENT) BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR ANY OTHER DOCUMENT CONTEMPLATED OR
REFERRED TO HEREIN OR THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACTION TAKEN OR OMITTED BY THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES UNDER OR IN CONNECTION WITH ANY OF THE FOREGOING, INCLUDING ANY LIABILITIES, CLAIMS, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS IMPOSED, INCURRED OR ASSERTED AS A RESULT OF THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS,
EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES; PROVIDED THAT NO LENDER SHALL BE LIABLE FOR THE PAYMENT OF ANY PORTION OF SUCH LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES OR DISBURSEMENTS RESULTING SOLELY FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES. THE AGREEMENTS IN THIS SECTION SHALL SURVIVE THE PAYMENT AND PERFORMANCE OF ALL OBLIGATIONS AND THE TERMINATION OF THIS AGREEMENT.

8.8 Restitution . Should the right of the Administrative Agent or any Lender to realize funds with respect to the Obligations be challenged and any application of such funds to the Obligations be reversed, whether by Governmental Authority or otherwise, or should the Borrower otherwise be entitled to a refund or return of funds distributed to the Lenders in connection with the Obligations, the Administrative Agent or such Lender, as the case may be, shall promptly notify the Lenders of such fact. Not later than Noon, Central Standard or Daylight Savings Time, as the case may be, of the Business Day following such notice, each Lender shall pay to the Administrative Agent an amount equal to the ratable share of such Lender of the funds required to be returned to the Borrower. The ratable share of each Lender shall be determined on the basis of the percentage of the payment all or a portion of which is required to be refunded originally distributed to such Lender, if such percentage can be determined, or, if such percentage cannot be determined, on the basis of the Percentage Share of such Lender. The

Administrative Agent shall forward such funds to the Borrower or to the Lender required to return such funds. If any such amount due to the Administrative Agent is made available by any Lender after Noon, Central Standard or Daylight Savings Time, as the case may be, of the Business Day following such notice, such Lender shall pay to the Administrative Agent (or the Lender required to return funds to the Borrower, as the case may be) for its own account interest on such amount at a rate equal to the Federal Funds Rate for the period from and including the date on which restitution to the Borrower is made by the Administrative Agent (or the Lender required to return funds to the Borrower, as the case may be) to but not including the date on which such Lender failing to timely forward its share of funds required to be returned to the Borrower shall have made its ratable share of such funds available.

8.9 Administrative Agent in Its Individual Capacity . The Administrative Agent and its affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Borrower as though the Administrative Agent were not the agent hereunder. With respect to any Note issued to the Lender serving as the Administrative Agent, the Administrative Agent shall have the same rights and powers under this Agreement as a Lender and may exercise such rights and powers as though it were not the Administrative Agent. The terms "Lender" and "Lenders" shall include the Administrative Agent in its individual capacity.

8.10 Successor Administrative Agent . The Administrative Agent may resign as Administrative Agent upon ten days' notice to the Lenders and the Borrower. If the Administrative Agent shall resign as Administrative Agent under this Agreement and the other Loan Documents, Lenders for which the Percentage Shares aggregate at least 66-2/3% shall appoint from among the Lenders a successor agent for the Lenders, whereupon such successor agent shall succeed to the rights, powers and duties of the Administrative Agent. The term "Administrative Agent" shall mean such successor agent effective upon its appointment. The rights, powers and duties of the former Administrative Agent as Administrative Agent shall be terminated, without any other or further act or deed on the part of such former Administrative Agent or any of the parties to this Agreement or any holders of the Notes. After the removal or resignation of any Administrative Agent hereunder as Administrative Agent, the provisions of this Article and Sections 5.12, 5.14, and 5.15 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement and the other Loan Documents.

8.11 Applicable Parties . The provisions of this Article 8 are solely for the benefit of the Administrative Agent and the Lenders, and the Borrower shall not have any rights as a third party beneficiary or otherwise under any of the provisions of this Article. In performing functions and duties hereunder and under the other Loan Documents, the Administrative Agent shall act solely as the agent of the Lenders and does not assume, nor shall it be deemed to have assumed, any obligation or relationship of trust or agency with or for the Borrower or any legal representative, successor and assign of the Borrower. The Documenting Agent and the Syndication Agent have no duties hereunder.

                                    ARTICLE 9
                                  MISCELLANEOUS

9.1 Assignments; Participations . (a) The Borrower may not assign any of its rights or obligations under any Loan Document without the prior consent of the Administrative Agent and all of the Lenders.

(b) With the consent of the Administrative Agent (which shall not be unreasonably withheld), any Lender may assign to one or more assignees all or a portion of its rights and obligations under this Agreement pursuant to an Assignment Agreement. Any such assignment shall be in the amount of at least $10,000,000 (or any whole multiple of $1,000,000 in excess thereof). Any such assignment shall become effective upon the execution and delivery to the Administrative Agent of the Assignment Agreement and the consent of the Administrative Agent. Promptly following receipt of an executed Assignment Agreement, the Administrative Agent shall send to the Borrower a copy of such executed Assignment Agreement. Promptly following receipt of such executed Assignment Agreement, the Borrower shall execute and deliver, at its own expense, new Notes to the assignee and, if applicable, the assignor, in accordance with their respective interests, whereupon the prior Notes of the assignor and, if applicable, the assignee, shall be canceled and returned to the Borrower. Upon the effectiveness of any assignment pursuant to this Section , the assignee will become a "Lender," if not already a "Lender," for all purposes of the Loan Documents, and the assignor shall be relieved of its obligations hereunder to the extent of such assignment. If the assignor no longer holds any rights or obligations under this Agreement, such assignor shall cease to be a "Lender" hereunder, except that its rights under Sections , 5.13, and 5.16 shall not be affected. On the last Business Day of each month during which an assignment has become effective pursuant to this Section , the Administrative Agent shall prepare a new Exhibit V giving effect to all such assignments effected during such month and will promptly provide a copy thereof to the Borrower and each Lender.

(c) Each Lender may transfer, grant, or assign participations in all or any portion of its interests hereunder to any Person pursuant to this Section , provided that such Lender shall remain a "Lender" for all purposes of this Agreement and the transferee of such participation shall not constitute a "Lender" hereunder. In the case of any such participation, the participant shall not have any rights under any Loan Document, the rights of the participant in respect of such participation to be against the granting Lender as set forth in the agreement with such Lender creating such participation, and all amounts payable by the Borrower hereunder shall be determined as if such Lender had not sold such participation.

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

9.2 Amendments and Waivers . Neither this Agreement nor any of the other Loan Documents nor any terms hereof or thereof may be amended, supplemented or modified except in accordance with the provisions of this Section. The Administrative Agent and the Borrower may, with the written consent of the Required Lenders, from time to time, enter into written amendments, supplements or modifications to the Loan Documents for the purpose of adding any provisions to this Agreement or the other Loan Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or thereunder or waiving, on such terms and conditions as the Administrative Agent may specify in such instrument, any of the requirements of this Agreement or the other Loan Documents or any Default or Event of Default and its consequences; provided, however, that no such amendment, supplement, modification or waiver shall extend the time of payment of any Note or any installment thereof, reduce the rate or extend the time of payment of interest thereon, extend the Commitment Termination Date or Final Maturity, reduce or extend the time of payment of any fee payable to the Lenders hereunder, reduce the principal amount of the Obligations, release any Collateral in excess of that allowed by Section 6.4, change the Percentage Share of any Lender or the definition of the Facility Amount or the Borrowing Base, amend, modify or waive any provision of this Section or Section 2.11, 3.2, 3.3, 5.12, 5.15 or 8.10 or any other provision applicable to the determination of the Borrowing Base, change the percentage specified in the definition of Required Lenders, or consent to the assignment or transfer by the Borrower of any of its rights or obligations under this Agreement or the other Loan Documents, in any such case without the written consent of all Lenders, amend, modify or waive any provision of Article 8 or the rights or obligations of the Administrative Agent without the written consent of the Administrative Agent, or amend, modify or waive any provision of Section 2.20 or the rights or obligations of the Administrative Agent as the issuer of Letters of Credit without the written consent of the Administrative Agent. Any such amendment, supplement, modification or waiver shall apply equally to each of the Lenders and shall be binding upon the Borrower, the Lenders, the Administrative Agent, and all future holders of the Notes. In the event of any waiver, the Borrower, the Lenders, and the Administrative Agent shall be restored to their respective former positions and rights hereunder and under the other Loan Documents, and any Default or Event of Default waived shall be deemed to be cured and not continuing; but no such waiver shall extend to any subsequent or other Default or Event of Default or impair any right with respect thereto. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the party against whom enforcement of the change, waiver, discharge or termination is sought.

9.3 Survival of Representations, Warranties and Covenants . All representations and warranties of the Borrower and all covenants and agreements herein made shall survive the execution and delivery of the Notes and this Agreement and shall remain in force and effect so long as any Obligation remains outstanding or any Commitment exists.

9.4 Notices and Other Communications . Except as to oral notices expressly authorized herein, which oral notices shall be confirmed in writing, all notices, requests, and communications hereunder shall be in writing (including by telecopy). Unless otherwise expressly provided herein, any such notice, request, demand, or other communication shall be deemed to have been duly given or made when delivered by hand, or, in the case of delivery by mail, two Business Days after deposited in the mail, certified mail, return receipt requested, postage prepaid, or, in the case of telecopy notice, when receipt thereof is acknowledged orally or by written confirmation report, addressed to each party at the "Address for Notices" specified below its name on the signature pages hereof or at such other address as shall be designated by such party in a properly given notice; provided, that notice, request or communication to or upon the Administrative Agent pursuant to Section 2.1(a) or
Section 2.2(a) shall not be effective until actually received.

9.5 Parties in Interest . All covenants and agreements herein contained by or on behalf of the Borrower, the Lenders, and the Administrative Agent shall be binding upon and inure to the benefit of the Borrower, the Lenders, or the Administrative Agent, as the case may be, and their respective legal representatives, successors and assigns.

9.6 No Waiver; Rights Cumulative . No course of dealing on the part of any Lender or the Administrative Agent or the officers or employees of any Lender or the Administrative Agent, nor any failure or delay by any Lender or the Administrative Agent with respect to exercising any of their rights, powers or privileges under this Agreement or any other Loan Document shall operate as a waiver thereof. The rights and remedies of the Lenders and the Administrative Agent under this Agreement and the other Loan Documents shall be cumulative, and the exercise or partial exercise of any such right or remedy shall not preclude the exercise of any other right or remedy. No making of a Loan or issuance of a Letter of Credit shall constitute a waiver of any of the covenants or warranties of the Borrower contained herein or of any of the conditions to the obligation of the Lenders to make other Loans or the Administrative Agent to issue other Letters of Credit hereunder. In the event the Borrower is unable to satisfy any such covenant, warranty or condition, no such Loan shall have the effect of precluding the Administrative Agent from thereafter declaring such inability to be an Event of Default as hereinabove provided.

9.7 Survival Upon Unenforceability . In the event any one or more of the provisions contained in this Agreement or any other Loan Document shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof or of any other Loan Document.

9.8 Rights of Third Parties . All provisions herein are imposed solely and exclusively for the benefit of the Lenders, the Administrative Agent, and the Borrower; and no other Person shall have standing to require satisfaction of such provisions in accordance with their terms or be entitled to assume that the Lenders will refuse to make Loans or the Administrative Agent will refuse to issue Letters of Credit in the absence of strict compliance with any or all of such provisions; and any or all of such provisions may, subject to the provisions of Section 9.2 as to the rights of the Lenders, be freely waived in whole or in part by the Administrative Agent at any time if in its sole discretion it deems it advisable to do so.

9.9 Controlling Agreement . In the event of a conflict between the provisions of this Agreement and those of any other Loan Document, the provisions of this Agreement shall control.

9.10 Integration . THIS AGREEMENT AMENDS, RESTATES, AND REPLACES THE EXISTING CREDIT AGREEMENT AND CONSTITUTES THE ENTIRE AGREEMENT AMONG THE PARTIES HERETO WITH RESPECT TO THE SUBJECT HEREOF. THIS AGREEMENT SUPERSEDES ANY PRIOR AGREEMENT AMONG THE PARTIES HERETO, WHETHER WRITTEN OR ORAL, RELATING TO THE SUBJECT HEREOF. THIS AGREEMENT AND THE OTHER WRITTEN LOAN DOCUMENTS REPRESENT, COLLECTIVELY, THE FINAL AGREEMENT AMONG THE PARTIES THERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF SUCH PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.

9.11 Jurisdiction and Venue . ALL ACTIONS OR PROCEEDINGS WITH RESPECT TO, ARISING DIRECTLY OR INDIRECTLY IN CONNECTION WITH, OUT OF, RELATED TO, OR FROM THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE LITIGATED, AT THE SOLE
DISCRETION AND ELECTION OF THE ADMINISTRATIVE AGENT, IN COURTS HAVING SITUS IN HOUSTON, HARRIS COUNTY, TEXAS. THE BORROWER HEREBY SUBMITS TO THE JURISDICTION OF ANY LOCAL, STATE, OR FEDERAL COURT LOCATED IN HOUSTON, HARRIS COUNTY, TEXAS, AND HEREBY WAIVES ANY RIGHTS IT MAY HAVE TO TRANSFER OR CHANGE THE JURISDICTION OR VENUE OF ANY LITIGATION BROUGHT AGAINST IT BY THE ADMINISTRATIVE AGENT OR ANY LENDER IN ACCORDANCE WITH THIS SECTION.

9.12 Waiver of Rights to Jury Trial . THE BORROWER, THE ADMINISTRATIVE AGENT, AND EACH LENDER HEREBY KNOWINGLY, VOLUNTARILY, INTENTIONALLY, IRREVOCABLY, AND UNCONDITIONALLY WAIVE ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING, COUNTERCLAIM, OR OTHER LITIGATION THAT RELATES TO OR ARISES OUT OF ANY OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE ACTS OR OMISSIONS OF THE ADMINISTRATIVE AGENT OR ANY LENDER IN THE ENFORCEMENT OF ANY OF THE TERMS

OR PROVISIONS OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR OTHERWISE WITH RESPECT THERETO. THE PROVISIONS OF THIS SECTION ARE A MATERIAL INDUCEMENT FOR THE ADMINISTRATIVE AGENT AND THE LENDERS ENTERING INTO THIS AGREEMENT.

9.13 Governing Law . THIS AGREEMENT AND THE NOTES SHALL BE DEEMED TO BE CONTRACTS MADE UNDER AND SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF TEXAS WITHOUT GIVING EFFECT TO PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW; PROVIDED, HOWEVER, THAT VERNON'S TEXAS CIVIL STATUTES, ARTICLE 5069, CHAPTER 15 (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY.

9.14 Counterparts . For the convenience of the parties, this Agreement may be executed in multiple counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, this Agreement is executed effective as of the date first above written.
                                         BORROWER:

                                         SWIFT ENERGY COMPANY



                                         By
                                            -------------------
                                            John R. Alden
                                            Senior Vice President
Address for Notices:

Swift Energy Corporation
16825 Northchase Drive, Suite 400
Houston, Texas  77060
Attention:  John R. Alden
Telecopy:  (713) 874-2701

                                         ADMINISTRATIVE AGENT AND LENDER:

                                         BANK ONE, TEXAS, NATIONAL
                                         ASSOCIATION

                                         By:
                                            --------------------
                                            Charles Kingswell-Smith
                                            First Vice President

Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

910 Travis
Houston, Texas 77002

Address for Notices:

Bank One, Texas, National Association
910 Travis

Houston, Texas 77002
Attention: Charles Kingswell-Smith
Telecopy:  (713) 751-3544

                                       59

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                                           Twelve Months Ended December 31,
                                                                           --------------------------------
                                                                     1999                 1998                 1997
                                                              -------------------   -----------------    -----------------
    GROSS G&A                                                         20,518,843          21,010,960           20,098,383
    NET G&A                                                            4,497,400           3,853,812            3,523,604
    INTEREST EXPENSE                                                  14,442,815           8,752,195            5,032,952
    RENT EXPENSE                                                       1,272,497           1,117,351            1,039,210
    NET INCOME BEFORE TAXES                                           29,736,151         (73,391,581)          33,129,606
    CAPITALIZED INTEREST                                               4,142,098           3,849,665            2,326,691
    DEPLETED CAPITALIZED INTEREST                                        323,124             292,267              201,169


                        CALCULATED DATA

    --------------------------------------------------------

    UNALLOCATED G&A (%)                                                    21.92%              18.34%               17.53%
    NON-CAPITAL RENT EXPENSE                                             278,911             204,944              182,192
    1/3 NON-CAPITAL RENT EXPENSE                                          92,970              68,315               60,731
    FIXED CHARGES                                                     18,677,883          12,670,175            7,420,374
    EARNINGS                                                          44,595,061         (64,278,804)          38,424,458

    RATIO OF EARNINGS TO FIXED CHARGES                                      2.39                 ---                 5.18
                                                              ===================   =================    =================



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

                                 EXHIBIT 23 (A)

                    CONSENT OF H.J. GRUY AND ASSOCIATES, INC.

We hereby consent to the use of the name H.J. Gruy and Associates, Inc. and of references to H.J. Gruy and Associates, Inc. and to the inclusion of and references to our report dated February 9, 2000, (Year-End 1999 Reserves Audit) prepared for Swift Energy Company in the Swift Energy Company Annual Report on Form 10-K for the year ended December 31, 1999.


                                     H.J. GRUY AND ASSOCIATES, INC.


                                     by:  s/b Marilyn Wilson
                                        ------------------------------
                                        Marilyn Wilson
                                        President & Chief Operating Officer


March 24, 2000
Houston, Texas


D:\S\SWIFT\CONSENTS\CONSENT.3-00.doc

                                 EXHIBIT 23 (B)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated February 9, 2000, included in the annual report of Swift Energy Company on Form 10-K for the year ended December 31, 1999, into Swift Energy Company's previously filed Registration Statement File Numbers 33-14305, 33-36310, 33-80228, and 33-80240 on Form S-8 and Number 33-81651 on Form S-3.



                                                  ARTHUR ANDERSEN LLP

Houston, Texas
March 28, 2000

                                   EXHIBIT 99

                                                  February 9, 2000

Swift Energy Company
16825 Northchase Drive, Suite 400
Houston, Texas 77060

                                                  Re:    Year-End 1999
                                                         Reserves Audit
                                                         99-003-148

Gentlemen:

At your request, we have independently audited the estimates of reserves and future net cash flows as of December 31, 1999, that Swift Energy Company (Swift) attributes to net interests owned by Swift. Based on our audit, we consider the Swift estimates of net reserves and net cash flows, in the aggregate, to be in reasonable agreement with those estimates that would result if we performed a completely independent evaluation effective December 31, 1999.

The estimated net reserves, future net cash flow, and discounted future net cash flow are summarized below:

                                              Estimated                                     Estimated
                                            Net Reserves                              Future Net Cash Flow
                                ----------------------------------          ----------------------------------------
                                    Oil &                                                             Discounted
                                 Condensate                Gas                                          at 10%
                                  (Barrels)               (Mcf)               Nondiscounted            Per Year
                                --------------          -----------         ------------------     -----------------
Proved  Developed                    8,437,299          174,046,096         $      444,492,726     $     301,199,660

Proved Undeveloped                  12,368,964          155,913,654         $      416,716,419     $     262,854,849
                                --------------          -----------         ------------------     -----------------
Total Proved                        20,806,263          329,959,750         $      861,209,145     $     564,054,509

G & A                                                                       $       (6,690,416)    $      (3,835,854)
                                --------------          -----------         ------------------     -----------------
TOTAL                               20,806,263          329,959,750         $      854,518,729     $     560,218,655


The discounted future net cash flows summarized in the above table are computed using a discount rate of 10 percent per annum. The reserves included in the Swift estimates conform to the Petroleum Reserves Definitions approved by the Society of Petroleum Engineers, Inc. The definitions are included as Attachment
I. The reserves discussed herein are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and cash flows, and reserves of all categories may be subject to revision as more performance data become available.

Swift represents that the future net cash flows discussed herein were computed based on prices received for oil and natural gas as of December 31, 1999. Those values reflect accounting for adjustments related to transportation, geographic property location, and quality or energy content. Product prices, direct operating costs, and future capital expenditures are not escalated and therefore remain constant for the projected life of each property.

This audit has been conducted according to the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information approved by the Board of Directors of the Society of Petroleum Engineers, Inc. Our audit included examination, on a test basis, of the evidence supporting the reserves discussed herein. We have reviewed the subject properties, and where we had material disagreements with the Swift reserve estimates, Swift revised its estimate to be in agreement. In conducting our audit, we investigated each property to the level of detail that we believe necessary to provide a reasonable basis for the judgements expressed herein.

Based on our investigations, it is our judgement that Swift used appropriate engineering, geologic, and evaluation principles and methods that are consistent with practices generally accepted in the petroleum industry. Reserve estimates were based on extrapolation of established performance trends, material balance calculations, volumetric calculations, analogy with the performance of comparable wells, or a combination of these methods. Reserve estimates from volumetric calculations or from analogies are often less certain than reserve estimates based on well performance obtained over a period during which a substantial portion of the reserve was produced.

Estimates of net cash flow and discounted net cash flow should not be interpreted to represent the fair market value for the audited reserves. The estimated reserves discussed herein have not been adjusted for uncertainty.

Future net cash flow as presented herein is defined as the future cash inflow attributable to the evaluated interest less, if applicable, future direct operating costs, ad valorem taxes, and future capital expenditures. Future cash inflow is defined as gross cash inflow less, if applicable, royalties and severance taxes. Future cash inflow and future net cash flow stated in this report exclude consideration of state or federal income tax. Future costs of abandoning the facilities and wells, and the restoration of producing properties to satisfy environmental standards are not deducted from cash flow.

In conducting this audit, we relied on data supplied by Swift. The extent and character of ownership, oil and natural gas sales prices, direct operating costs, future capital expenditures, historical production, accounting, geological, and engineering data were accepted as represented. No independent well tests, property inspections, or audits of operating expenses were conducted by our staff in conjunction with this work. We did not verify or determine the extent, character, status, or liability, if any, of gas imbalances or any current or possible future detrimental environmental site conditions.

In order to audit the reserves and future cash flows estimated by Swift, we have relied in part on geological, engineering, and economic data furnished by our client. Although we have made a best efforts attempt to acquire all pertinent data and to analyze it carefully with methods accepted by the petroleum industry, there is no guarantee that the volumes of hydrocarbons or the cash flows projected will be realized. The reserve and cash flow projections discussed in this report may require revision as additional data become available.

If investments or business decisions are to be made in reliance on these judgements by anyone other than our client, such person, with the approval of our client, is invited to visit our offices at his expense so that he can evaluate the assumptions made and the completeness and extent of the data available on which our opinions are based.

Any distribution or publication of this work or any part thereof must include this letter in its entirety.

                                Yours very truly,

                                H.J. GRUY AND ASSOCIATES, INC.



                                by:
                                   --------------------------------
                                Marilyn Wilson, PE

                                President and Chief Operating Officer

Attachment

MW:cjd

                                  ATTACHMENT I

                         PETROLEUM RESERVES DEFINITIONS

    SOCIETY OF PETROLEUM ENGINEERS (SPE) AND WORLD PETROLEUM CONGRESS (WPC)1

Reserves are those quantities of petroleum which are anticipated to be commercially recovered from known accumulations from a given date forward. All reserve estimates involve some degree of uncertainty. The uncertainty depends chiefly on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of these data. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal classifications, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves and may be further sub-classified as probable and possible reserves to denote progressively increasing uncertainty in their recoverability.

The intent of the SPE and WPC in approving additional classifications beyond proved reserves is to facilitate consistency among professionals using such terms. In presenting these definitions, neither organization is recommending public disclosure of reserves classified as unproved. Public disclosure of the quantities classified as unproved reserves is left to the discretion of the countries or companies involved.

Estimation of reserves is done under conditions of uncertainty. The method of estimation is called deterministic if a single best estimate of reserves is made based on known geological, engineering and economic data. The method of estimation is called probabilistic when the known geological, engineering, and economic data are used to generate a range of estimates and their associated probabilities. Identifying reserves as proved, probable, and possible has been the most frequent classification method and gives an indication of the probability of recovery. Because of potential differences in uncertainty, caution should be exercised when aggregating reserves of different classifications.

Reserves estimates will generally be revised as additional geologic or engineering data become available or as economic conditions change. Reserves do not include quantities of petroleum being held in inventory, and may be reduced for usage of processing losses if required for financial reporting.

Reserves may be attributed to either natural energy or improved recovery methods. Improved recovery methods include all methods for supplementing natural energy or altering natural forces in the reservoir to increase ultimate recovery. Examples of such methods are pressure maintenance, cycling, waterflooding, thermal methods, chemical flooding, and the use of miscible and immiscible displacement fluids. Other improved recovery methods may be developed in the future as petroleum technology continues to evolve.

PROVED RESERVES

Proved reserves are those quantities of petroleum which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward, from known reservoirs and under current economic conditions, operating methods, and government regulations. Proved reserves can be categorized as developed or undeveloped.

If deterministic methods are used, the term reasonable certainty is intended to express a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate.

Establishment of current economic conditions should include relevant historical petroleum prices and associated costs and may involve an averaging period that is consistent with the purpose of the reserve estimate, appropriate contract obligations, corporate procedures, and government regulations involved in reporting these reserves.

In general, reserves are considered proved if the commercial producibility of the reservoir is supported by actual production or formation tests. In this context, the term proved refers to the actual quantities of petroleum reserves and not just the productivity of the well or reservoir. In certain cases, proved reserves may be assigned on the basis of well logs and/or core analysis that indicate the subject reservoir is hydrocarbon bearing and is analogous to reservoirs in the same area that are producing or have demonstrated the ability to produce on formation tests.

The area of the reservoir considered as proved includes (1) the area delineated by drilling and defined by fluid contacts, if any, and (2) the undrilled portions of the reservoir that can reasonably be judged as commercially productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known occurrence of hydrocarbons controls the proved limit unless otherwise indicated by definitive geological, engineering or performance data.

---------------------------
(1) Approved by the Board of Directors, Society of Petroleum Engineers (SPE), Inc. on March 7, 1997.

Reserves may be classified as proved if facilities to process and transport those reserves to market are operational at the time of the estimate or there is a reasonable expectation that such facilities will be installed. Reserves in undeveloped locations may be classified as proved undeveloped provided (1) the locations are direct offsets to wells that have indicated commercial production in the objective formation, (2) it is reasonably certain such locations are within the known proved productive limits of the objective formation, (3) the locations conform to existing well spacing regulations where applicable, and (4) it is reasonably certain the locations will be developed. Reserves from other locations are categorized as proved undeveloped only where interpretations of geological and engineering data from wells indicate with reasonable certainty that the objective formation is laterally continuous and contains commercially recoverable petroleum at locations beyond direct offsets.

Reserve which are to be produced through the application of established improved recovery methods are included in the proved classification when (1) successful testing by a pilot project or favorable response of an installed program in the same or an analogous reservoir with similar rock and fluid properties provides support for the analysis on which the project was based, and, (2) it is reasonably certain that project will proceed. Reserves to be recovered by improved recovery methods that have yet to be established through commercially successful applications are included in the proved classification only (1) after a favorable production response from the subject reservoir from either (a) a representative pilot or (b) an installed program where the response provides support for the analysis on which the project is based and (2) it is reasonably certain the project will proceed.

UNPROVED RESERVES

Unproved reserves are based on geologic and/or engineering data similar to that used in estimates of proved reserves; but technical, contractual, economic, or regulatory uncertainties preclude such reserves being classified as proved. Unproved reserves may be further classified as probable reserves and possible reserves.

Unproved reserves may be estimated assuming future economic conditions different from those prevailing at the time of the estimate. The effect of possible future improvements in economic conditions and technological developments can be expressed by allocating appropriate quantities of reserves to the probable and possible classifications.

PROBABLE RESERVES

Probable reserves are those unproved reserves which analysis of geological and engineering data suggests are more likely than not to be recoverable. In this context, when probabilistic methods are used, there should be a least a 50% probability that the quantities actually recovered will equal or exceed the sum of estimated proved plus probable reserves.

In general, probable reserves may include (1) reserves anticipated to be proved by normal step-out drilling where subsurface control is inadequate to classify these reserves as proved, (2) reserves in formations that appear to be productive based on well log characteristics but lack core data or definitive tests and which are not analogous to producing or proved reservoirs in the area,
(3) incremental reserves attributable to infill drilling that could have been classified as proved if closer statutory spacing had been approved at the time of the estimate, (4) reserves attributable to improved recovery methods that have been established by repeated commercially successful applications when (a) a project or pilot is planned but not in operation and (b) rock, fluid, and reservoir characteristics appear favorable for commercial application, (5) reserves in an area of the formation that appears to be separated from the proved area by faulting and the geologic interpretation indicates the subject area is structurally higher than the proved area, (6) reserves attributable to a future workover, treatment, re-treatment, change of equipment, or other mechanical procedures, where such procedure has not been proved successful in wells which exhibit similar behavior in analogous reservoirs, and (7) incremental reserves in proved reservoirs where an alternative interpretation of performance or volumetric data indicates more reserves than can be classified as proved.

POSSIBLE RESERVES

Possible reserves are those unproved reserves which analysis of geological and engineering data suggests are less likely to be recoverable than probable reserves. In this context, when probabilistic methods are used, there should be a least a 10% probability that the quantities actually recovered will equal or exceed the sum of estimated proved plus probable plus possible reserves.

In general, possible reserves may include (1) reserves which, based on geological interpretations, could possibly exist beyond areas classified as probable, (2) reserves in formations that appear to be petroleum bearing based on log and core analysis but may not be productive at commercial rates, (3) incremental reserves attributed to infill drilling that are subject to technical uncertainty, (4) reserves attributed to improved recovery methods when (a) a project or pilot is planned but not in operation and (b) rock, fluid, and reservoir characteristics are such that a reasonable doubt exists that the project will be commercial, and (5) reserves in an area of the formation that appears to be separated from the proved area by faulting and geological interpretation indicates the subject area is structurally lower than the proved area.

RESERVE  STATUS CATEGORIES

Reserve status categories define the development and producing status of wells and reservoirs.

     Developed: Developed reserves are expected to be recovered from existing wells including reserves behind pipe. Improved recovery reserves are considered developed only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Developed reserves may be sub-categorized as producing or non-producing.

         Producing: Reserves subcategorized as producing are expected to be recovered from completion intervals which are open and producing at the time of the estimate. Improved recovery reserves are considered producing only after the improved recovery project is in operation.

         Non-producing: Reserves subcategorized as non-producing include shut-in and behind-pipe reserves. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells which were shut-in for market conditions or pipeline connections (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells, which will require additional completion work or future recompletion prior to the start of production.

      Undeveloped  Reserves:  Undeveloped reserves are expected to be recovered:
      (1) from new wells on undrilled acreage, (2) from deepening existing wells to a different reservoir, or (3) where a relatively large expenditure is required to (a) recomplete an existing well or (b) install production or transportation facilities for primary or improved recovery projects.