Form 10-Q
period 2000-06-30
SWIFT ENERGY CO
filed 2000-08-14
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                             Yes     X       No
                                -----------    ------------


              Indicate the number of shares outstanding of each of
                  the Registrant's classes of common stock, as
                        of the latest practicable date.


                Common Stock              22,171,465 Shares
              ($.01 Par Value)      (Outstanding at July 31, 2000)
              (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                         PAGE

         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  June 30, 2000 and December 31, 1999                               3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month and Six-month periods ended
                      June 30, 2000 and 1999                                             5

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  June 30, 2000 and December 31, 1999                               6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Six-month periods ended June 30, 2000 and 1999             7

                    Notes to Condensed Consolidated Financial Statements                 8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                           13

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk          20

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                 None
         Item 2.    Changes in Securities and Use of Proceeds                         None
         Item 3.    Defaults Upon Senior Securities                                   None
         Item 4.    Submission of Matters to a Vote of Security Holders                 21
         Item 5.    Other                                                               21
         Item 6.    Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                              22

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30, 2000          December 31, 1999
                                                        ---------------         -----------------
                                                          (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents                            $    36,212,108         $      22,685,648
   Accounts receivable -
     Oil and gas sales                                       22,950,516                15,634,019
     Associated limited partnerships
        and joint ventures                                    4,006,393                 5,359,596
     Joint interest owners                                    4,222,188                 5,550,048
   Other current assets                                       1,361,017                 1,376,177
                                                        ---------------         -----------------
       Total Current Assets                                  68,752,222                50,605,488
                                                        ---------------         -----------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
       Proved properties being amortized                    621,122,973               573,360,199
       Unproved properties not being amortized               63,032,057                57,662,739
                                                        ---------------         -----------------
                                                            684,155,030               631,022,938
   Furniture, fixtures, and other equipment                   8,303,568                 7,778,571
                                                        ---------------         -----------------
                                                            692,458,598               638,801,509
   Less-Accumulated depreciation, depletion,
       and amortization                                    (265,943,962)             (242,966,019)
                                                        ---------------         -----------------
                                                            426,514,636               395,835,490
                                                        ---------------         -----------------
 Other Assets:
   Receivables from associated limited
     partnerships, net of current portion                           ---                   628,228
   Deferred charges                                           6,853,354                 7,230,208
                                                        ---------------         -----------------
                                                              6,853,354                 7,858,436
                                                        ---------------         -----------------

                                                        $   502,120,212         $     454,299,414
                                                        ===============         =================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30, 2000          December 31, 1999
                                                           ---------------         -----------------
                                                             (Unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued liabilities                $    31,289,733         $      25,674,143
   Payable to associated limited partnerships                      638,979                   609,967
   Undistributed oil and gas revenues                           10,979,135                 7,785,975
                                                           ---------------         -----------------
       Total Current Liabilities                                42,907,847                34,070,085
                                                           ---------------         -----------------

 Long-Term Debt                                                239,098,143               239,068,423
 Deferred Revenues                                                 180,458                   576,658
 Deferred Income Taxes                                          21,624,171                10,180,131

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                               ---                       ---
   Common stock, $.01 par value,  35,000,00
     shares  authorized,  22,170,565 and 21,683,185
     shares issued, and 21,326,761 and 20,823,729
     shares outstanding, respectively                              221,706                   216,832
   Additional paid-in capital                                  194,965,882               191,092,851
   Treasury stock held, at cost, 843,804 and 859,456
     shares, respectively                                      (12,101,199)              (12,325,668)
   Retained earnings (deficit)                                  15,223,204                (8,579,898)
                                                           ---------------         -----------------
                                                               198,309,593               170,404,117
                                                           ---------------         -----------------
                                                           $   502,120,212         $     454,299,414
                                                           ===============         =================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)

                                                        Three months ended                       Six months ended
                                                ----------------------------------      ----------------------------------

                                                   06/30/00            06/30/99            06/30/00            06/30/99
                                                --------------      --------------      --------------      --------------
Revenues:
  Oil and gas sales                             $   45,502,573      $   23,572,785      $   82,686,664          44,668,421
  Fees from limited partnerships
    and joint ventures                                  76,092              57,272             119,166              99,649
  Interest income                                      371,211               9,538             638,642              23,282
  Other, net                                           177,499             289,139             430,548             625,469
                                                --------------      --------------      --------------      --------------
                                                    46,127,375          23,928,734          83,875,020          45,416,821
                                                --------------      --------------      --------------      --------------

Costs and Expenses:
  General and administrative, net
     of  reimbursement                               1,459,737           1,184,612           2,607,525           2,294,286
  Depreciation, depletion, and amortization         11,550,774          10,478,278          23,021,628          21,226,751
  Oil and gas production                             6,888,069           4,130,804          13,032,141           8,550,948
  Interest expense, net                              4,010,437           3,348,635           8,076,324           6,653,012
                                                --------------      --------------      --------------      --------------
                                                    23,909,017          19,142,329          46,737,618          38,724,997
                                                --------------      --------------      --------------      --------------

Income before Income Taxes                          22,218,358           4,786,405          37,137,402           6,691,824

Provision for Income Taxes                           8,005,084           1,634,378          13,334,300           2,258,042
                                                --------------      --------------      --------------      --------------
Net Income                                      $   14,213,274      $    3,152,027      $   23,803,102      $    4,433,782
                                                ==============      ==============      ==============      ==============


Per share amounts -
  Basic:                                        $         0.68      $         0.20      $         1.14      $         0.27
                                                ==============      ==============      ==============      ==============


  Diluted:                                      $         0.61      $         0.20      $         1.04      $         0.27
                                                ==============      ==============      ==============      ==============


Weighted Average Shares Outstanding                 21,007,545          16,151,514          20,928,081          16,153,982
                                                ==============      ==============      ==============      ==============


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Additional
                                          Common           Paid-In          Treasury          Retained
                                          Stock(1)         Capital            Stock           Earnings           Total
                                        -----------    --------------    --------------    --------------    -------------
 Balance, December 31, 1998             $   169,725    $  148,901,270    $  (11,841,884)   $  (27,866,472)   $ 109,362,639
    Stock issued for benefit plans
        (90,738 shares)                         224          (366,408)          978,956               ---          612,772
    Stock options exercised
        (65,477 shares)                         655           461,102               ---               ---          461,757
    Employee stock purchase plan
        (22,771 shares)                         228           181,577               ---               ---          181,805
    Public stock offering
        (4,600,000 shares)                   46,000        41,915,310               ---               ---       41,961,310
    Purchase  of  246,500   shares  as
        treasury stock                          ---               ---        (1,462,740)              ---       (1,462,740)
    Net income                                  ---               ---               ---        19,286,574       19,286,574
                                        -----------    --------------    --------------    --------------    -------------

 Balance, December 31, 1999             $   216,832    $  191,092,851    $  (12,325,668)   $   (8,579,898)   $ 170,404,117
                                        ===========    ==============    ==============    ==============    =============

    Stock issued for benefit plans
        (46,632 shares)(2)                      310           297,060           224,469               ---          521,839
    Stock options exercised
        (426,511 shares)(2)                   4,265         3,278,557               ---               ---        3,282,822
    Employee stock purchase plan
        (29,889 shares) (2)                     299           297,414               ---               ---          297,713
    Net income (2)                              ---               ---               ---        23,803,102       23,803,102
                                        -----------    --------------    --------------    --------------    -------------

 Balance, June 30, 2000 (2)             $   221,706    $  194,965,882    $  (12,101,199)   $   15,223,204    $ 198,309,593
                                        ===========    ==============    ==============    ==============    =============

 (1) $.01 Par Value
 (2) Unaudited


See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Period Ended June 30,
                                                                   ----------------------------------
                                                                        2000                1999
                                                                   --------------      --------------
Cash Flows From Operating Activities:
  Net income                                                       $   23,803,102      $    4,433,782
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                          23,021,628          21,226,751
    Deferred income taxes                                              13,011,040           2,157,818
    Deferred revenue amortization related to production payment          (414,025)           (557,616)
    Other                                                                 406,574             257,572
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable                       (5,847,463)          1,373,493
      Increase (decrease) in accounts payable and accrued
        liabilities, excluding income taxes payable                     1,367,883            (702,149)
      Increase in income taxes payable                                        ---             113,569
                                                                   --------------      --------------

        Net Cash Provided by Operating Activities                      55,348,739          28,303,220
                                                                   --------------      --------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                 (51,150,928)        (23,190,252)
  Proceeds from the sale of property and equipment                        758,643           1,746,559
  Net cash received (distributed) as operator of
    oil and gas properties                                              4,887,289          (1,354,867)
  Net cash received as operator of partnerships
    and joint ventures                                                  1,353,203           3,243,695
  Limited partnership formation and marketing costs                           ---            (648,637)
  Other                                                                   (25,860)           (183,267)
                                                                   --------------      --------------

        Net Cash Used in Investing Activities                         (44,177,653)        (20,386,769)
                                                                   --------------      --------------

Cash Flows From Financing Activities:
  Net payments of bank borrowings                                             ---          (6,200,000)
  Net proceeds from issuances of common stock                           2,355,374             476,971
  Purchase of  treasury stock                                                 ---          (1,462,740)
                                                                   --------------      --------------

        Net Cash Provided by (Used in) Financing Activities             2,355,374          (7,185,769)
                                                                   --------------      --------------

Net Increase in Cash and Cash Equivalents                              13,526,460             730,682

Cash and Cash Equivalents at Beginning of Period                       22,685,648           1,630,649
                                                                   --------------      --------------

Cash and Cash Equivalents at End of Period                         $   36,212,108      $    2,361,331
                                                                   ==============      ==============

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts capitalized   $    7,562,978      $    6,395,440
Cash paid during period for income taxes                           $          ---      $          ---


     See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

(1)   GENERAL INFORMATION

         The condensed consolidated financial statements included herein have been prepared by Swift Energy Company and are unaudited, except for the balance sheet at December 31, 1999, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of our management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Oil and Gas Properties
      ----------------------

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

         At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current period-end prices, discounted to present value at 10% per annum, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). This calculation is done on a country-by-country basis for those countries with proved reserves. Currently, we have proved reserves in the United States only.

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

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999-CONTINUED


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

         The cost of unproved properties not being amortized is assessed quarterly, on a country- by-country basis, to determine whether such properties have been impaired. Any impairment assessed is added to the cost of proved properties being amortized and is therefore subject to the Ceiling Test. To the extent costs accumulated in countries that do not have proved reserves, any impairment is charged to income. In determining whether such costs should be impaired, our management evaluates, among other factors, the results of drilling, current oil and gas industry conditions, economic conditions, capital availability, foreign currency exchange rates, the political stability in the countries in which we have an investment, and available geological and geophysical information.

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

      Use of Estimates
      ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are based on management's best information at the time and accordingly, actual results in the subsequent reporting period could differ from estimates.

      Earnings Per Share
      ------------------

         Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods.

         The calculation of diluted earnings per share ("Diluted EPS") assumes conversion of our convertible notes as of the beginning of the respective periods and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method. The assumed conversion of our convertible notes has been excluded from the calculation of Diluted EPS for the 1999 period as they would have been antidilutive for that period. The following is a reconciliation of the calculation of Basic and Diluted EPS for the three-month and six-month periods ended June 30, 2000 and 1999:

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999-CONTINUED

                                                              Three Months Ended June 30,
                                    --------------------------------------------------------------------------------
                                                    2000                                      1999
                                    -------------------------------------     --------------------------------------
                                        Net                     Per Share         Net                      Per Share
                                       Income        Shares       Amount         Income        Shares        Amount
                                    ------------   ----------   ---------     ------------   -----------   ---------
      Basic EPS:
        Net Income and
          Share Amounts             $ 14,213,274   21,007,545   $     .68     $  3,152,027    16,151,514   $     .20
      Dilutive Securities:
        6.25% Convertible Notes        1,213,074    3,646,847                          ---           ---
        Stock Options                        ---      569,632                          ---         4,442
                                    ------------   ----------                 ------------   -----------
      Diluted EPS:
        Net Income and
          Assumed Share
          Conversions               $ 15,426,348   25,224,024   $     .61     $  3,152,027    16,155,956   $     .20
                                    ============   ==========                 ============   ===========


                                                               Six Months Ended June 30,
                                    --------------------------------------------------------------------------------
                                                    2000                                      1999
                                    -------------------------------------     --------------------------------------
                                        Net                     Per Share          Net                     Per Share
                                       Income        Shares       Amount          Income      Shares        Amount
                                    ------------   ----------   ---------     ------------   -----------   ---------
      Basic EPS:
        Net Income and
          Share Amounts             $ 23,803,102   20,928,081   $    1.14     $  4,433,782    16,153,982   $     .27
      Dilutive Securities:
        6.25% Convertible Notes        2,432,058    3,646,847                          ---           ---
        Stock Options                        ---      569,632                          ---         4,442
                                    ------------   ----------                 ------------   -----------
      Diluted EPS:
        Net Income and
          Assumed Share
          Conversions               $ 26,235,160   25,144,560   $    1.04     $  4,433,782    16,158,424   $     .27
                                    ============   ==========                 ============   ===========

      New Accounting Pronouncement
      ----------------------------

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item in the income statements and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133"," is effective for fiscal years beginning after June 15, 2000. We are currently evaluating the new standard, but have not yet determined the impact it will have on our financial position and results of operations.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999-CONTINUED


   LONG-TERM DEBT

         Our long-term debt as of June 30, 2000 and December 31, 1999, is as follows (in thousands):

                                           June 30,        December 31,
                                             2000             1999
                                         -----------       ------------
              Bank Borrowings            $       ---       $        ---
              Convertible Notes              115,000            115,000
              Senior Notes                   124,098            124,068
                                         -----------       ------------
                     Long-Term debt      $   239,098       $    239,068
                                         -----------       ------------

         Under our restated $250.0 million revolving credit facility with a syndicate of nine banks, at June 30, 2000 and at December 31, 1999 we had no outstanding borrowings, as previous borrowings were paid in full during August 1999 with proceeds from our third quarter concurrent public offerings of senior subordinated notes and common stock. At June 30, 2000, the credit facility consisted of a $250.0 million secured revolving line of credit with a $100 million borrowing base. The interest rate is either
      (a) the lead bank's prime rate (9.5% at June 30, 2000) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of our outstanding balance on the credit facility to the last calculated borrowing base.

         The terms of the credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The borrowing base is redetermined at least every six months with November 1, 2000 as the next scheduled borrowing base re-determination date. By its terms, the credit facility extends until August 2002.

         Our Convertible Notes at June 30, 2000, consist of $115,000,000 of 6.25% Convertible Subordinated Notes due 2006. The Convertible Notes were issued on November 25, 1996, and will mature on November 15, 2006. The Convertible Notes are unsecured and convertible into common stock of Swift at the option of the holders at any time prior to maturity at an adjusted conversion price of $31.534 per share, subject to adjustment upon the occurrence of certain events. The original conversion price of $34.6875 was adjusted downward to reflect the 10% stock dividend in October 1997. Interest on the notes is payable semiannually on May 15 and November 15. The Convertible Notes are redeemable for cash at the option of Swift, with certain restrictions, at 104.375% of principal, declining to 100.625% in 2005. Upon certain changes in control of Swift, if the price of our common stock is not above certain levels, each holder of Convertible Notes will have the right to require us to repurchase the Convertible Notes at 101% of the principal amount thereof, together with accrued and unpaid interest to the date of repurchase, but after the repayment of any Senior Indebtedness, as defined.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999-CONTINUED


         Our Senior Notes at June 30, 2000,  consist of  $125,000,000  of 10.25%
      Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on February 1 and August 1, and commenced with the first payment on February 1, 2000. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. In addition, prior to August 1, 2002, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 110.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

(3)    STOCKHOLDERS' EQUITY

         In August of 1999, we sold 4.6 million shares of common stock in a public offering for $9.75 per share, with net proceeds of approximately $42.1 million.

(4) FOREIGN ACTIVITIES

         New Zealand. We own a petroleum exploration permit in New Zealand. The first permit covered approximately 65,000 acres in the Onshore Taranaki Basin of New Zealand's North Island, and the second covered approximately 69,300 adjacent acres. In March 1998, we surrendered approximately 46,400 acres covered by the first permit, and the remaining acreage has been included as an extension of the area covered in the second permit, leaving us with only one expanded permit. On October 18, 1999, this expanded permit was again extended to include approximately 12,800 adjacent offshore acres. This permit now contains approximately 100,700 acres.

          In late 1999, our first exploratory well on this permit, the Rimu-A1 was completed, and a ten-day production draw-down/build-up test was performed. Our portion of the drilling, completion, and testing costs incurred through June 30, 2000 was approximately $7.0 million. We are performing additional seismic acquisition and analysis on the permit area and are analyzing further delineation activities on the Rimu block. We commenced drilling the first delineation well, the Rimu-B1, on July 18, 2000.

         As of June 30, 2000, our investment in New Zealand totaled approximately $16.7 million. Approximately $0.7 million of such costs have been impaired, while the remaining $16.0 million is included in the unproved properties portion of oil and gas properties. All other obligations under the permit have been fulfilled.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

         Over the last several years, we have emphasized adding reserves through drilling activity. We also add reserves through strategic purchases of producing properties when oil and gas prices are lower and other market conditions are appropriate, as we did in the third quarter of 1998 with the purchase of the Masters Creek and Brookeland Areas from Sonat Exploration Company. In 1997, 1998, and 1999, we used this flexible strategy of employing both drilling and acquisitions to add more reserves than we depleted through production. Oil and gas sales attributable to properties in which we own a direct or indirect interest comprise virtually all of our revenues.

     LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2000, we relied upon our internally generated cash flows of $55.3 million to fund capital expenditures of $51.2 million. We expect internally generated cash flows, together with cash on hand of $36.2 million at June 30,2000, to provide funds for capital costs and working capital through the remainder of 2000.

         During 1999, we primarily relied upon internally generated cash flows of $73.6 million to fund capital expenditures of $78.1 million. Capital expenditures were also partially funded with the remaining proceeds, after repayment of our bank borrowings, from our public sale of senior notes and common stock in August 1999.

         Net Cash Provided by Operating Activities. For the first six months of 2000, net cash provided by our operating activities increased by 96% to $55.3 million, as compared to $28.3 million during the first six months a year earlier. The increase of $27.0 million was primarily due to $38.0 million of additional oil and gas sales during the 2000 period. However, this increase was partially offset by a $4.5 million increase in oil and gas production costs and a $1.4 million increase in interest expense.

         Financing Activities. In August 1999, in two concurrent public offerings, we sold $125.0 million of 10.25% Senior Subordinated Notes and
     4.6 million shares of common stock for $44.9 million. The notes were issued at 99.236% of the principal amount and will mature on August 1, 2009. Proceeds from the two offerings have been used to repay our bank borrowings of $136.0 million. The remaining proceeds were used, together with internally generated cash flows, to fund capital expenditures and working capital needs. The principal terms of these notes are more fully described in Note 3 to our condensed consolidated financial statements.

         Credit Facility. At June 30, 2000 and at December 31, 1999, we had no outstanding borrowings under our credit facility. At June 30, 2000, our credit facility was a $250.0 million revolving line of credit with a $100.0 million borrowing base. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are currently in compliance with the provisions of this agreement.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Debt Maturities. The credit facility extends until August 18, 2002. Our $115.0 million convertible notes mature November 15, 2006. Our $125.0 million senior notes mature August 1, 2009.

         Working Capital. Our working capital increased from $16.5 million at December 31, 1999, to $25.8 million at June 30, 2000, primarily due to increased oil and gas sales, which reflect the increase in commodity prices.

         Common Stock Repurchase Program. In March 1997, we commenced a common stock repurchase program that terminated pursuant to its terms as of June 30, 1999. We spent $13.3 million to acquire 927,774 shares at an average cost of $14.34 per share. In March 1999, we used 68,318 shares of common stock held as treasury stock to fund our employer contribution in the
      401(k) program for our employees. In May 2000, we contributed 15,652 shares of common stock held as treasury stock to our Employee Stock Ownership Plan.

         Capital Expenditures. During the first six months of 2000, we used $51.2 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

      o  $38.3 million for drilling costs, both development and exploratory;

      o  $8.5  million  of  domestic   prospect  costs,   principally   prospect
         leasehold, seismic and geological costs of unproved prospects;

      o  $3.1 million invested in New Zealand;

      o  $0.8 million on property, plant and equipment; and

      o $0.5 million spent primarily for computer equipment, software and furniture and fixtures.

         In the remaining six months of 2000, we expect to make capital expenditures of approximately $94.0 million, including investments in all areas in which investments were made during the first six months of the year as described above. These amounts include approximately $35.0 million for property acquisitions, which may or may not take place, principally dependent upon our ability to find and purchase attractive properties at reasonable prices.

         We drilled or participated in the drilling of 32 wells in the first six months of 2000, and 28 were successful. Development wells had a success rate of 26 out of 29, while two out of three exploratory wells drilled were successful. For the remaining six months of 2000 we anticipate drilling or participating in the drilling of an additional 37 wells, made up of 28 domestic development wells and seven domestic exploratory wells, and two delineation wells to our New Zealand Rimu well, the first of which commenced drilling in mid-July. We estimate capital expenditures for 2000 to be approximately $145.0 million, an increase from 1999 capital expenditures of $78.0 million. This upward adjustment in the 2000 capital expenditures budget is in response to increased cash flows resulting from the improvement in commodity prices. We believe that 2000's anticipated internally generated cash flows, together with cash on hand, will be sufficient to finance the costs associated with our currently budgeted remaining 2000 capital expenditures. We also have access to bank borrowings, should they become necessary.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      RESULTS OF OPERATIONS - Three Months Ended June 30, 2000 and 1999

         Revenues. Our revenues increased 93% during the second quarter of 2000 as compared to the same period in 1999. This increase was caused by growth in our oil and gas sales which resulted from the 81% increase in oil prices received and the 94% increase in gas prices received.

         Oil and Gas Sales. Our oil and gas sales increased 93% to $45.5 million in the second quarter of 2000, compared to $23.6 million for the comparable period in 1999. Our natural gas production increased 3% and oil production increased 1% resulting in a 2%, or 0.3 Bcfe, increase in volumes produced compared to production in the same period in 1999.

         Our $21.9 million increase in oil and gas sales during the second quarter of 2000 resulted from:

      o Price increases which had a favorable impact on sales of $21.4 million, with $8.0 million of the increase coming from the increase in average oil prices received and $13.4 million coming from the increase in average gas prices received; and

      o Volume increases which had an favorable impact on sales of $0.5 million, with $0.4 million of the increase coming from the 0.2 Bcf increase in gas sales volumes and $0.1 million of the increase coming from the 5,600 barrel increase in oil sales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four core areas in the second quarter periods of 2000 and 1999.

                                             Three Months Ended June 30,
           Area               Revenues (In Millions)      Net Sales Volumes (Bcfe)
           ----               ----------------------      ------------------------
                                 2000        1999             2000         1999
                                ------      ------           ------       ------
           AWP Olmos            $ 11.5      $  7.0             3.2          3.2
           Brookeland           $  5.7      $  2.4             1.3          1.0
           Giddings             $  3.0      $  2.2             0.8          1.0
           Masters Creek        $ 23.7      $ 10.6             5.1          4.6

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The following table provides additional information regarding our oil and gas sales:

                                             Net Sales Volume                    Average Sales Price
                                -----------------------------------------       ----------------------
                                Oil (Bbl)    Gas (Mcf)    Combined (Mcfe)       Oil (Bbl)    Gas (Mcf)
                                ---------    ---------    ---------------       ---------    ---------
      1999
      Three Months Ended
      June 30,                    644,323    6,688,316      10,554,254          $   15.25    $    2.05

      2000
      Three Months Ended
      June 30,                    649,894    6,910,947      10,810,311          $   27.55    $    3.99

         Costs and Expenses. Our general and administrative expenses for the second quarter of 2000 increased $275,000, or 23%, when compared to the same period in 1999. Our general and administrative expenses per Mcfe produced also increased to $0.14 per Mcfe from $0.11 per Mcfe for the comparable period in 1999. Such increases are reflective of additional staffing costs as our activities increase. Supervision fees netted from general and administrative expenses were $0.8 million for the three-month periods ended June 30, 2000 and 1999.

         Depreciation, depletion and amortization of our assets, or DD&A, increased approximately $1.1 million, or 10%, for the second quarter of 2000. This was primarily due to additions to our reserves and associated costs and to the related 2% increase in production volumes. Our DD&A rate per Mcfe of production increased to $1.07 per Mcfe in the second quarter of 2000 from $0.99 per Mcfe in the same 1999 period.

         Our production costs increased by $2.8 million to $0.64 per Mcfe in the second quarter of 2000 from $0.39 per Mcfe in the same 1999 period. Of the $2.8 million increase, $1.4 million related to the increase in severance and ad valorem taxes, which are commodity price sensitive. Severance taxes increased primarily from the higher commodity prices received, from the expiration of certain specific well severance tax exemptions, and from the increase in production volumes. The remainder of the $2.8 million increase reflects costs associated with newly drilled wells as well as increased activities related to production enhancements during periods of high commodity prices, such as the increased use of production chemicals. Supervision fees netted from production costs were $0.8 million for the three-month periods ended June 30, 2000 and 1999.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was the same in the second quarter of 2000 and 1999, totaling $1.9 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.1 million in the second quarter of 2000, compared to $2.5 million in the same 1999 period. Interest expense and discount on our newly issued senior notes due 2009, including amortization of debt issuance costs, totaled $3.3 million in 2000 only. Thus, total interest charges for the second quarter of 2000 were $5.3 million, of which $1.3 million was capitalized. In the second quarter of 1999, these charges totaled $4.4 million, of which $1.0 million was capitalized. The increase in interest expense in 2000 is attributable to the higher interest rate on our new senior notes. The capitalized portion of interest is related to our exploration and foreign business development activities.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Net Income. Our net income for the second quarter of 2000 of $14.2 million and Basic EPS of $0.68 were 351% and 240% higher than net income of $3.2 million and Basic EPS of $0.20 in the second quarter of 1999. These increases primarily reflected the effect of the increased oil and gas prices received in the 2000 period, as discussed above. The lower percentage increase in Basic EPS, as compared to net income, resulted from the public sale of 4.6 million shares of common stock in the third quarter of 1999.


      RESULTS OF OPERATIONS - Six Months Ended June 30, 2000 and 1999

         Revenues. Our revenues increased 85% during the first half of 2000 as compared to the same period in 1999. This increase was caused by growth in our oil and gas sales which resulted from the 112% increase in oil prices received and the 79% increase in gas prices received.

         Oil and Gas Sales. Our oil and gas sales increased 85% to $82.7 million in the first six months of 2000, compared to $44.7 million for the comparable period in 1999. Our natural gas production decreased 3% and oil production decreased 5% resulting in a 4%, or 0.8 Bcfe, decrease in volumes produced compared to production in the same period in 1999. These volume decreases were more than offset by increased prices received. The decrease in production volumes resulted primarily from our decision to reduce development drilling during 1999 due to low oil and gas prices at the time. With drilling curtailed in 1999, not enough new production was placed online to offset the normal production decline in the AWP Olmos and Giddings areas, as can be seen in the table below. Also, property sales relating to the ongoing liquidation of partnerships we manage have reduced our share of production volumes in areas outside of our four core areas. With increased levels of drilling in late 1999 and in 2000, we have begun to turn this trend around, as second quarter 2000 production exceeded 1999 second quarter production as described above. We currently expect that production quantities going forward will also be higher than production during the comparable quarters in 1999. Second quarter 2000 production of
      10.8 Bcfe represented a 3% increase over the 10.5 Bcfe produced in the first quarter of 2000 and a 6% increase over the 10.2 Bcfe produced in the fourth quarter of 1999.

         Our $38.0 million increase in oil and gas sales during the first half of 2000 resulted from:

      o Price increases which had a favorable impact on sales of $39.7 million, with $18.9 million of the increase coming from the increase in average oil prices received and $20.8 million coming from the increase in average gas prices received; offset by

      o Volume decreases which had an unfavorable impact on sales of $1.7 million, with $0.8 million of the decrease coming from the 0.4 Bcf decrease in gas sales volumes and $0.9 million of the decrease coming from the 69,500 barrel decrease in oil sales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four core areas in the first six-month periods of 2000 and 1999.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                                              Six Months Ended June 30,
           Area                 Revenues (In Millions)      Net Sales Volumes (Bcfe)
           ----                 ----------------------      ------------------------
                                   2000        1999            2000          1999
                                  ------      ------          ------        ------
           AWP Olmos              $ 21.8      $ 13.8            6.5           6.9
           Brookeland             $  8.7      $  4.7            2.2           2.1
           Giddings               $  5.4      $  3.6            1.6           1.9
           Masters Creek          $ 44.0      $ 20.4           10.1           9.9

         The following table provides additional information regarding our oil and gas sales:

                                            Net Sales Volume                      Average Sales Price
                               ------------------------------------------       ----------------------
                               Oil (Bbl)     Gas (Mcf)    Combined (Mcfe)       Oil (Bbl)    Gas (Mcf)
                               ---------    ----------    ---------------       ---------    ---------
      1999
      Six Months Ended
      June 30,                 1,372,133    13,912,504      22,145,302          $  12.93     $   1.94

      2000
      Six Months Ended
      June 30,                 1,302,642    13,513,318      21,329,170          $  27.45     $   3.47

         Costs and Expenses. Our general and administrative expenses for the first six months of 2000 increased $313,000, or 14%, when compared to the same period in 1999. Our general and administrative expenses per Mcfe produced also increased to $0.12 per Mcfe from $0.10 per Mcfe for the comparable period in 1999. Such increases are reflective of increases in our activities as discussed above in the comparison of second quarter results. Supervision fees netted from general and administrative expenses were $1.7 million for the current year period and $1.5 million for the 1999 period.

         DD&A increased approximately $1.8 million, or 8%, for the first six months of 2000. This was primarily due to additions to our reserves and associated costs and to the related 4% decrease in production volumes. Our DD&A rate per Mcfe of production increased to $1.08 per Mcfe in the first six months of 2000 from $0.96 per Mcfe in the same 1999 period.

         Our production costs per Mcfe increased by $4.5 million or $0.61 per Mcfe in the first half of 2000 from $0.39 per Mcfe in the same 1999 period. Of the $4.5 million increase, $2.4 million related to the increase in severance and ad valorem taxes which are commodity price sensitive. Severance taxes increased primarily from the higher commodity prices received and from the expiration of certain specific well severance tax exemptions. The remainder of the $4.5 million increase reflects increased activities discussed above in the comparison of second quarter results. Supervision fees netted from production costs for the first six months of 2000 were $1.7 million and for the same period of 1999 were $1.5 million.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was the same in the first six months of 2000 and 1999, totaling $3.8 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.3 million in the first six months of 2000, compared to $4.9 million in the same 1999 period. Interest expense and discount on our newly issued senior notes due 2009, including amortization of debt issuance costs, totaled $6.5 million in 2000 only. Thus, total interest charges for the first six months of 2000 were $10.6 million, of which $2.5 million was capitalized. In the first six months of 1999, these charges totaled $8.7 million, of which $2.1 million was capitalized. The increase in interest expense in 2000 is attributable to the higher interest rate on our new senior notes. The capitalized portion of interest is related to our exploration and foreign business development activities.

         Net Income. Our net income for the first six months of 2000 of $23.8 million and Basic EPS of $1.14 were 437% and 322% higher than net income of $4.4 million and Basic EPS of $0.27 in the first six months of 1999. This increase primarily reflected the effect of increased oil and gas prices received in the 2000 period, as discussed above. The lower percentage increase in Basic EPS, as compared to net income, resulted from the public sale of 4.6 million shares of common stock in the third quarter of 1999.


                           Forward Looking Statements

         The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements may pertain to, among other things, financial results, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "budget," "predict," "anticipate," "projected," "should," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties and therefore, actual results may differ materially. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for our oil and natural gas; the uncertainty of drilling results and reserve estimates; operating hazards; requirements for capital; general economic conditions; competition and government regulations; as well as the risks and uncertainties discussed herein, and set forth from time to time in our other public reports, filings and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


      Commodity Risk
      --------------

         Our revenues are primarily the result of sales of our oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, we do engage periodically in certain limited hedging activities, which includes buying protection price floors and entering into participating collars for portions of our and our managed limited partnerships' oil and natural gas production. These derivative financial instruments are placed with major financial institutions that we believe present minimum credit risk. Costs and any benefits derived from the price floors are recorded as a reduction or increase, as applicable, in oil and gas sales revenue. The costs to purchase the price floors are amortized over the option period. The participating collars are designated as hedges and realized gains or losses are recognized in oil and gas revenues when the associated production occurs.

         The costs related to 2000 hedging activities through June 30, 2000 on both the price floors and the participating collars totaled $782,984, or $0.037 per Mcfe produced.

          The costs relating to 2000 hedging activities through June 30, 2000 on the price floors totaled $173,364 with no benefits having been received, resulting in a net cash outflow of $173,364, or $0.008 per Mcfe produced. At June 30, 2000, six months of participating collars had closed with our recording a loss of $609,620, or $0.029 per Mcfe produced.

         The costs related to open price floor contracts as of June 30, 2000 totaled $396,750, which is our maximum exposure under these contracts. These open contracts had a fair market value of $80,300 at June 30, 2000. There are no open participating collars at this time.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities and Use of Proceeds - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders -

Our annual meeting of shareholders was held on May 9, 2000. At the record date, 20,859,456 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting. At the annual meeting, two nominees were elected to serve as Directors of Swift for three year terms to expire at the 2003 annual meeting of shareholders:

                                           FOR         AGAINST     ABSTENTIONS
                                           ---         -------     -----------
           NOMINEES FOR DIRECTORS
           Terry E. Swift               19,929,806      85,124         ---
           Clyde W. Smith Jr.           19,929,348      85,582         ---

The terms of Directors A. Earl Swift, Henry C. Montgomery, and Harold Withrow expire at the 2001 annual meeting and the terms of Directors Virgil N. Swift and
G. Robert Evans expire at the 2002 annual meeting.

Item 5.    Other Information -

Effective June 30, 2000, Executive Vice President Virgil N. Swift retired from his day-to-day responsibilities in that position. He will continue to serve as Vice Chairman of the Board of Swift Energy Company and will also continue to serve as Chairman and CEO of Swift Energy International.

On July 28, 2000, we announced the early retirement of Senior Vice President and Chief Financial Officer John R. Alden. His retirement will become effective on September 30, 2000. Effective August 1, 2000, Alton D. Heckaman, Jr., our Vice President and Controller since 1986, became Senior Vice President and Chief Financial Officer.

Item 6.    Exhibits & Reports on Form 8-K -

     (a) Documents filed as part of the report

         (3)    Exhibits

                  12  Swift Energy Company Ratio of Earnings to Fixed Charges

     (b) Reports on Form 8-K filed during the quarter ended June 30, 2000 - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SWIFT ENERGY COMPANY

                                     (Registrant)

Date:     August 11, 2000            By:         (Original Signed By)
      ------------------------           ---------------------------------------
                                     Alton D. Heckaman, Jr.
                                     Senior Vice President,
                                     Chief Financial Officer, Controller and
                                     Principal Accounting Officer

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                       Six Months Ended
                                                           June 30,
                                               -----------------------------
                                                   2000             1999
                                               ------------     ------------
    GROSS G&A                                    11,386,483       10,577,434
    NET G&A                                       2,607,525        2,294,286
    INTEREST EXPENSE                              8,076,324        6,653,012
    RENT EXPENSE                                    626,497          674,885
    NET INCOME BEFORE TAXES                      37,137,402        6,691,824
    CAPITALIZED INTEREST                          2,427,537        1,843,664
    DEPLETED CAPITALIZED INTEREST                   170,640          172,848


             CALCULATED DATA
    ----------------------------------

    UNALLOCATED G&A (%)                              22.90%           21.69%
    NON-CAPITAL RENT EXPENSE                        143,469          146,385
    1/3 NON-CAPITAL RENT EXPENSE                     47,823           48,795
    FIXED CHARGES                                10,551,684        8,545,471
    EARNINGS                                     45,432,189       13,566,479

    RATIO OF EARNINGS TO FIXED CHARGES                 4.31             1.59
                                               ============     ============



         For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense, capitalized interest, amortization of debt issuance costs and discounts, and that portion of non-capitalized rental expense deemed to be the equivalent of interest. Earnings represent income before income taxes from continuing operations before fixed charges.