Form 10-Q
period 2000-09-30
SWIFT ENERGY CO
filed 2000-11-13
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                       Yes     X       No
                          -----------     ----------


            Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


  Common Stock                                         21,434,358 Shares
($.01 Par Value)                               (Outstanding at October 31, 2000)
(Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                              PAGE
         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  September 30, 2000 and December 31, 1999                              3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month and Nine-month periods ended
                      September 30, 2000 and 1999                                            5

                    Condensed Consolidated Statements of Stockholders' Equity
                    - September 30, 2000 and December 31, 1999                               6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Nine-month periods ended September 30, 2000 and 1999           7

                    Notes to Condensed Consolidated Financial Statements                     8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                               14

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk              21

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                      None
         Item 2.    Changes in Securities and Use of Proceeds                              None
         Item 3.    Defaults Upon Senior Securities                                        None
         Item 4.    Submission of Matters to a Vote of Security Holders                    None
         Item 5.    Other                                                                  None
         Item 6.    Exhibits and Reports on Form 8-K                                        22
SIGNATURES                                                                                  23

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30, 2000   December 31, 1999
                                                                ------------------   ------------------
                                                                      (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents                                    $       32,312,754   $       22,685,648
   Accounts receivable -
     Oil and gas sales                                                  25,637,298           15,634,019
     Associated limited partnerships
        and joint ventures                                               7,225,890            5,359,596
     Joint interest owners                                               4,831,631            5,550,048
   Other current assets                                                  1,350,714            1,376,177
                                                                ------------------   ------------------
       Total Current Assets                                             71,358,287           50,605,488
                                                                ------------------   ------------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
       Proved properties being amortized                               673,382,809          573,360,199
       Unproved properties not being amortized                          69,272,612           57,662,739
                                                                ------------------   ------------------
                                                                       742,655,421          631,022,938
   Furniture, fixtures, and other equipment                              8,462,918            7,778,571
                                                                ------------------   ------------------
                                                                       751,118,339          638,801,509
   Less-Accumulated depreciation, depletion,
       and amortization                                               (277,545,091)        (242,966,019)
                                                                ------------------   ------------------
                                                                       473,573,248          395,835,490
                                                                ------------------   ------------------
 Other Assets:
   Receivables from associated limited
     partnerships, net of current portion                                      ---              628,228
   Deferred charges                                                      6,659,879            7,230,208
                                                                ------------------   ------------------
                                                                         6,659,879            7,858,436
                                                                ------------------   ------------------

                                                                $      551,591,414   $      454,299,414
                                                                ==================   ==================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30, 2000  December 31, 1999
                                                                    ------------------  -----------------
                                                                       (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable and accrued liabilities                         $       41,493,669  $      25,674,143
   Payable to associated limited partnerships                               14,717,076            609,967
   Undistributed oil and gas revenues                                       11,207,348          7,785,975
                                                                    ------------------  -----------------
       Total Current Liabilities                                            67,418,093         34,070,085
                                                                    ------------------  -----------------

 Long-Term Debt                                                            239,113,684        239,068,423
 Deferred Revenues                                                              53,139            576,658
 Deferred Income Taxes                                                      30,029,382         10,180,131

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                           ---                ---
   Common stock, $.01 par value,  35,000,000 shares  authorized,
     22,269,670 and 21,683,185 shares issued, and 21,425,866
     and 20,823,729 shares outstanding, respectively                           222,697            216,832
   Additional paid-in capital                                              195,800,066        191,092,851
   Treasury stock held, at cost, 843,804 and 859,456
     shares, respectively                                                  (12,101,199)       (12,325,668)
   Retained earnings (deficit)                                              31,055,552         (8,579,898)
                                                                    ------------------  -----------------
                                                                           214,977,116        170,404,117
                                                                    ------------------  -----------------

                                                                    $      551,591,414  $     454,299,414
                                                                    ==================  =================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)

                                                 Three months ended                  Nine months ended
                                         ----------------------------------    ---------------------------------
                                            09/30/00            09/30/99          09/30/00           09/30/99
                                         ---------------     --------------    --------------    ---------------
Revenues:
  Oil and gas sales                      $    48,716,637     $   30,737,150    $  131,403,301    $    75,405,571
  Fees from limited partnerships
    and joint ventures                           138,487             92,737           257,653            192,386
  Interest income                                445,396            243,998         1,084,038            267,280
  Other, net                                     224,646            205,410           655,194            830,879
                                         ---------------     --------------    --------------    ---------------
                                              49,525,166         31,279,295       133,400,186         76,696,116
                                         ---------------     --------------    --------------    ---------------

Costs and Expenses:
  General and administrative, net              1,649,354          1,053,655         4,256,879          3,347,941
  Depreciation, depletion and
    amortization                              11,589,279         10,403,262        34,610,907         31,630,013
  Oil and gas production                       7,568,686          5,138,138        20,600,827         13,689,086
  Interest expense, net                        3,969,684          3,749,414        12,046,008         10,402,426
                                         ---------------     --------------    --------------    ---------------
                                              24,777,003         20,344,469        71,514,621         59,069,466
                                         ---------------     --------------    --------------    ---------------

Income before Income Taxes                    24,748,163         10,934,826        61,885,565         17,626,650

Provision for Income Taxes                     8,915,815          3,827,189        22,250,115          6,085,231
                                         ---------------     --------------    --------------    ---------------

Net Income                               $    15,832,348     $    7,107,637    $   39,635,450    $    11,541,419
                                         ===============     ==============    ==============    ===============


Per share amounts -
  Basic:                                 $          0.74     $         0.37    $         1.88    $          0.67
                                         ===============     ==============    ==============    ===============


  Diluted:                               $          0.66     $         0.36    $         1.71    $          0.67
                                         ===============     ==============    ==============    ===============


Weighted Average Shares Outstanding           21,347,883         19,069,848        21,068,015        17,125,937
                                         ===============     ==============    ==============    ===============

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Additional
                                           Common             Paid-In             Treasury          Retained
                                           Stock(1)           Capital              Stock            Earnings            Total
                                       ---------------   -----------------    ---------------    ---------------    --------------
 Balance, December 31, 1998            $       169,725   $     148,901,270    $   (11,841,884)   $   (27,866,472)   $  109,362,639

    Stock issued for benefit plans
        (90,738 shares)                            224            (366,408)           978,956                ---           612,772

    Stock options exercised
        (65,477 shares)                            655             461,102                ---                ---           461,757

    Employee stock purchase plan
        (22,771 shares)                            228             181,577                ---                ---           181,805

    Public stock offering
        (4,600,000 shares)                      46,000          41,915,310                ---                ---        41,961,310

    Purchase of 246,500 shares as
        treasury stock                             ---                 ---         (1,462,740)               ---        (1,462,740)

    Net income                                     ---                 ---                ---         19,286,574        19,286,574
                                       ---------------   -----------------    ---------------    ---------------    --------------

 Balance, December 31, 1999            $       216,832   $     191,092,851    $   (12,325,668)   $    (8,579,898)   $  170,404,117
                                       ===============   =================    ===============    ===============    ==============

    Stock issued for benefit plans
        (46,632 shares)(2)                         310             297,060            224,469                ---           521,839

    Stock options exercised
        (525,616 shares)(2)                      5,256           4,112,741                ---                ---         4,117,997

    Employee stock purchase plan
        (29,889 shares)(2)                         299             297,414                ---                ---           297,713

    Net income (2)                                 ---                 ---                ---         39,635,450        39,635,450
                                       ---------------   -----------------    ---------------    ---------------   ---------------

 Balance, September 30, 2000 (2)       $       222,697   $     195,800,066    $   (12,101,199)   $    31,055,552   $   214,977,116
                                       ===============   =================    ===============    ===============   ===============

 (1) $.01 Par Value
 (2) Unaudited

See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Period Ended September 30,
                                                                        ----------------------------------------------
                                                                                2000                      1999
                                                                        --------------------     ---------------------
Cash Flows From Operating Activities:
  Net income                                                            $         39,635,450     $          11,541,419
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                     34,610,907                31,630,013
    Deferred income taxes                                                         21,679,373                 5,787,938
    Deferred revenue amortization related to production payment                     (543,876)                 (806,950)
    Other                                                                            615,590                   422,196
    Change in assets and liabilities -
      Increase in accounts receivable                                             (8,411,707)               (3,245,871)
      Increase in accounts payable and accrued
        liabilities, excluding income taxes payable                                  249,650                 2,930,390
      Increase in income taxes payable                                                   ---                   304,628
                                                                        --------------------     ---------------------

        Net Cash Provided by Operating Activities                                 87,835,387                48,563,763
                                                                        --------------------     ---------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                           (102,121,338)              (34,907,498)
  Proceeds from the sale of property and equipment                                 3,378,234                 3,914,578
  Net cash received as operator of oil and gas properties                         19,485,168                 4,177,050
  Net cash received (distributed) as operator of partnerships
    and joint ventures                                                            (1,866,294)                4,261,642
  Limited partnership formation and marketing costs                                      ---                  (855,632)
  Other                                                                              (11,478)                 (326,799)
                                                                        --------------------     ---------------------

        Net Cash Used in Investing Activities                                    (81,135,708)              (23,736,659)
                                                                        --------------------     ---------------------

Cash Flows From Financing Activities:
  Proceeds from senior subordinated notes                                                ---               124,054,369
  Net payments of bank borrowings                                                        ---              (146,200,000)
  Net proceeds from issuances of common stock                                      2,927,427                42,794,224
  Purchase of  treasury stock                                                            ---                (1,462,740)
  Payments of debt issuance costs                                                        ---                (3,501,441)
                                                                        --------------------     ---------------------

        Net Cash Provided by Financing Activities                                  2,927,427                15,684,412
                                                                        --------------------     ---------------------

Net Increase in Cash and Cash Equivalents                                          9,627,106                40,511,516

Cash and Cash Equivalents at Beginning of Period                                  22,685,648                 1,630,649
                                                                        --------------------     ---------------------

Cash and Cash Equivalents at End of Period                              $         32,312,754     $          42,142,165
                                                                        ====================     =====================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts capitalized        $         12,729,897     $           6,180,930
Cash paid during period for income taxes                                $                ---     $                 ---

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


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

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999-CONTINUED

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

         The calculation of diluted earnings per share ("Diluted EPS") assumes conversion of our convertible notes as of the beginning of the respective periods and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method. The assumed conversion of our convertible notes has been excluded from the calculation of Diluted EPS for the nine-month 1999 period as they would have been antidilutive for that period. The following is a reconciliation of the calculation of Basic and Diluted EPS for the three-month and nine-month periods ended September 30, 2000 and 1999:

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999-CONTINUED

                                                         Three Months Ended September 30,
                                ------------------------------------------------------------------------------------
                                                 2000                                       1999
                                ---------------------------------------    -----------------------------------------
                                     Net                    Per Share          Net                      Per Share
                                   Income       Shares        Amount          Income       Shares         Amount
                                -----------   -----------  ------------    ------------  -----------   -------------
      Basic EPS:
        Net Income and
          Share Amounts         $ 15,832,348   21,347,883  $        .74    $  7,107,637   19,069,848   $         .37
      Dilutive Securities:
        6.25% Convertible Notes    1,214,904    3,646,847                     1,230,527    3,646,847
        Stock Options                    ---      817,361                           ---      222,286
                                ------------  -----------                  ------------  -----------
      Diluted EPS:
        Net Income and
          Assumed Share
          Conversions           $ 17,047,252   25,812,091  $        .66    $  8,338,164   22,938,981   $         .36
                                ------------  -----------                  ------------  -----------



                                                         Nine Months Ended September 30,
                                ------------------------------------------------------------------------------------
                                                 2000                                       1999
                                ---------------------------------------    -----------------------------------------
                                     Net                    Per Share          Net                       Per Share
                                   Income      Shares        Amount           Income       Shares         Amount
                                ------------  -----------  ------------    ------------  -----------   -------------
      Basic EPS:
        Net Income and
          Share Amounts         $ 39,635,450   21,068,015  $       1.88    $ 11,541,419   17,125,937   $         .67
      Dilutive Securities:
        6.25% Convertible Notes    3,646,962    3,646,847                           ---          ---
        Stock Options                    ---      648,323                           ---      222,286
                                ------------  -----------                  ------------  -----------
      Diluted EPS:
        Net Income and
          Assumed Share
          Conversions           $ 43,282,412   25,363,185  $       1.71    $ 11,541,419   17,348,223   $         .67
                                ------------  -----------                  ------------  -----------

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

         We have a policy to use derivative instruments, mainly the buying of protection price floors, to protect against price declines in oil and gas prices. We currently believe that such derivatives would qualify for hedge

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999-CONTINUED


      accounting under SFAS No.133. At September 30, 2000, our derivative contracts accounted for as hedges will expire on or before December 31, 2000. Accordingly, we currently do not expect the initial adoption of SFAS No. 133 to have a material effect on our results of operations. However, we may enter into derivative contracts in the future, primarily purchased options serving as protection price floors, to mitigate our exposure to commodity prices, which may result in increased earnings volatility under SFAS No. 133.

   LONG-TERM DEBT

         Our long-term debt as of September 30, 2000 and December 31, 1999, is as follows (in thousands):

                                     September 30,              December 31,
                                         2000                       1999
                                  ------------------       ---------------------
      Bank Borrowings             $              ---       $                 ---
      Convertible Notes                      115,000                     115,000
      Senior Notes                           124,114                     124,068
                                  ------------------       ---------------------
           Long-Term debt         $          239,114       $             239,068
                                  ------------------       ---------------------

         Under our restated $250.0 million revolving credit facility with a syndicate of nine banks, at September 30, 2000 and at December 31, 1999 we had no outstanding borrowings, as previous borrowings were paid in full during August 1999 with proceeds from our third quarter concurrent public offerings of senior subordinated notes and common stock. At September 30, 2000, the credit facility consisted of a $250.0 million secured revolving line of credit with a $100 million borrowing base. The interest rate is either (a) the lead bank's prime rate (9.5% at September 30, 2000) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of our outstanding balance on the credit facility to the last calculated borrowing base.

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

         Our Convertible Notes at September 30, 2000, consist of $115,000,000 of 6.25% Convertible Subordinated Notes due 2006. The Convertible Notes were issued on November 25, 1996, and will mature on November 15, 2006. The Convertible Notes are unsecured and convertible into common stock of Swift at the option of the holders at any time prior to maturity at an adjusted conversion price of $31.534 per share, subject to adjustment upon the occurrence of certain events. The original conversion price of $34.6875 was adjusted downward to reflect the 10% stock dividend in October 1997. Interest on the notes is payable semiannually on May 15 and November 15. The Convertible Notes are redeemable for cash at the option of Swift, with certain restrictions, at 103.75% of principal commencing November 16, 2000 and for a year thereafter, then declining ratably each year to 100.625% in 2005. Upon certain changes in control of Swift, if the price of our common stock is not above certain levels, each holder of Convertible Notes will have the right to require us to repurchase the Convertible Notes at 101% of the principal amount thereof, together with accrued and unpaid interest to the date of repurchase, but after the repayment of any Senior Indebtedness, as defined.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999-CONTINUED


         Our Senior Notes at September 30, 2000, consist of $125,000,000 of 10.25% Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on February 1 and August 1, and commenced with the first payment on February 1, 2000. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. In addition, prior to August 1, 2002, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 110.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

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

          In late 1999, our first exploratory well on this permit, the Rimu-A1 was completed, and a ten-day production draw-down/build-up test was performed. Our portion of the drilling, completion, and testing costs incurred on the Rimu-A1 through September 30, 2000 was approximately $7.0 million. We are performing additional seismic acquisition and analysis on the permit area and are analyzing further delineation activities on the Rimu block.

         We commenced drilling the first delineation well, the Rimu-B1, on July 18, 2000. In mid-October 2000, we completed the preliminary testing phase which exclusively tested the Lower Tariki sandstone and produced at daily equivalent rates up to 1,086 barrels of oil and 1,432 thousand cubic feet of natural gas. However, due to either formation damage incurred while drilling or lower than expected permeability, the production declined over the 108 hour test period. We are considering a stimulation treatment of the Lower Tariki sandstone, a sidetrack of the well in order to achieve a more advantageous geological position in both the Upper and Lower Tariki sandstones, and/or testing other potential intervals in the well bore. Future activities will be determined subsequent to drilling and evaluation of the next delineation well, the Rimu-B2 well which commenced drilling October 24, 2000. The drilling of the first Kauri Prospect well is scheduled to begin, if consenting permits, upon the completion of drilling of the Rimu-B2 well or the Rimu-A2. Our portion of the drilling, completion, and testing costs incurred through September 30, 2000 on Rimu-B1 was approximately $4.6 million.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999-CONTINUED


         Additionally, we have entered into agreements with Fletcher Challenge Energy Limited whereby we will earn a 20% participating interest in permit 38718 containing approximately 57,400 acres and a 25% participating interest in permit 38730 with approximately 48,900 acres. The operator commenced drilling the Tuihu Prospect well on October 28, 2000 on permit 38718 which should take from 45 to 60 days to complete.

         As of September 30, 2000, our investment in New Zealand totaled approximately $22.2 million comprised of drilling costs, seismic costs, and other such prospect generation costs. Approximately $0.7 million of such costs have been impaired, while the remaining $21.5 million is included in the unproved properties portion of oil and gas properties. All other obligations under the permit have been fulfilled.

          We expect that at year-end we will record some level of reserves on our New Zealand activities based on the wells that have been drilled and the wells currently drilling. Recording of reserves will result in the reclassification of a portion of the costs associated with those booked reserves from the unproved properties portion of our oil and gas properties to the proved properties portion of our oil and gas properties. We are currently in discussions with New Zealand purchasers of oil and gas, with the intent of having marketing arrangements in place, and production on line for oil and gas sales in New Zealand on or around July 1, 2001.

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

      LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 2000, we principally relied upon our internally generated cash flows of $87.8 million to fund capital expenditures of $102.1 million. We expect that internally generated cash flows, cash on hand of $32.3 million at September 30, 2000, and a limited amount of bank debt if needed, will provide all necessary funds for capital costs and working capital for the remainder of 2000. We believe that these same sources will also provide adequate funds for currently planned capital expenditures and working capital needs in 2001.

         During 1999, we primarily relied upon internally generated cash flows of $73.6 million to fund capital expenditures of $78.1 million. Capital expenditures were also partially funded with the remaining proceeds, after repayment of our bank borrowings, from our public sale of senior notes and common stock in August 1999.

         Net Cash Provided by Operating Activities. For the first nine months of 2000, net cash provided by our operating activities increased by 81% to $87.8 million, as compared to $48.6 million during the first nine months a year earlier. The increase of $39.2 million was primarily due to $56.0 million of additional oil and gas sales during the 2000 period due to commodity prices. However, this increase was partially offset by a $6.9 million increase in oil and gas production costs and a $1.6 million increase in interest expense.

         Financing Activities. In August 1999, in two concurrent public offerings, we sold $125.0 million of 10.25% Senior Subordinated Notes and
      4.6 million shares of common stock for $44.9 million. The notes were issued at 99.236% of the principal amount and will mature on August 1, 2009. Proceeds from the two offerings were used to repay our bank borrowings of $136.0 million. The remaining proceeds were used, together with internally generated cash flows, to fund capital expenditures and working capital needs. The principal terms of these notes are more fully described in Note 3 to our condensed consolidated financial statements.

         Credit Facility. At September 30, 2000 and at December 31, 1999, we had no outstanding borrowings under our credit facility. At September 30, 2000, our credit facility was a $250.0 million revolving line of credit with a $100.0 million borrowing base. Effective October 24, 2000, our borrowing base was increased to $150.0 million. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are currently in compliance with the provisions of this agreement.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Debt Maturities. The credit facility extends until August 18, 2002. Our $115.0 million convertible notes mature November 15, 2006. Our $125.0 million senior notes mature August 1, 2009.

         Working Capital. Our working capital decreased from $16.5 million at December 31, 1999, to $3.9 million at September 30, 2000, primarily due to our capital expenditures exceeding our internally generated cash flows.

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

         Capital Expenditures. During the first nine months of 2000, we used $102.1 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

        o    $66.6 million for drilling costs, both development and exploratory;

        o $13.0 million of domestic prospect costs, principally prospect leasehold, seismic and geological costs of unproved prospects;

        o    $17.1   million  of  producing   property   acquisitions,   mainly
             additional   interests  in  the  AWP  Olmos  Area  purchased  from
             partnerships managed by us;

        o    $4.0 million invested in New Zealand;

        o    $0.7 million on property, plant and equipment; and

        o $0.7 million spent primarily for computer equipment, software and furniture and fixtures.

         In the remaining three months of 2000, we expect to make capital expenditures of approximately $50.0 to $60.0 million, including investments in all areas in which they were made during the first nine months of the year as described above. These amounts include approximately $17.0 million for property acquisitions in the Texas Gulf Coast area from a third party already underway in the fourth quarter, including both onshore properties and smaller offshore interests.

         We drilled or participated in the drilling of 52 wells in the first nine months of 2000, and 44 were successful. Development wells had a success rate of 41 out of 46, while three out of six exploratory wells drilled were successful. For the remaining three months of 2000 we anticipate drilling or participating in the drilling of an additional 21 wells, made up of 16 domestic development wells and two domestic exploratory wells, one exploratory New Zealand well on the Tuihu Prospect, and two New Zealand delineation wells, the first of which was the recently completed Rimu B-1 well and the other the Rimu B-2 well that recently commenced drilling. We estimate capital expenditures for 2000 to be approximately $150.0 to $160.0 million, an increase from 1999 capital expenditures of $78.0 million. This upward adjustment in the 2000 capital expenditures budget is in response to increased cash

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      flows resulting from the improvement in commodity prices. We believe that 2000's anticipated internally generated cash flows, together with cash on hand, and limited bank borrowings if needed will be sufficient to finance the costs associated with our currently budgeted remaining 2000 capital expenditures.

      RESULTS OF OPERATIONS - Three Months Ended September 30, 2000 and 1999

         Revenues. Our revenues increased 58% during the third quarter of 2000 as compared to the same period in 1999. This increase was caused by growth in our oil and gas sales which resulted from the 66% increase in oil prices received and the 54% increase in gas prices received.

         Oil and Gas Sales. Our oil and gas sales increased 58% to $48.7 million in the third quarter of 2000, compared to $30.7 million for the comparable period in 1999. Our natural gas production increased 2% while our oil production decreased 3% resulting in a slight increase in equivalent volumes produced compared to production in the same period in 1999.

         Our $18.0 million increase in oil and gas sales during the third quarter of 2000 resulted from:

        o Price increases which solely attributed to the favorable increase in sales of $18.0 million, with $7.2 million of the increase coming from the increase in average oil prices received and $10.8 million coming from the increase in average gas prices received; and

        o Volume increases which had no impact on sales, with $0.4 million of an increase coming from the 0.1 Bcf increase in gas sales volumes and $0.4 million of a decrease coming from the 20,789 barrel decrease in oil sales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four core areas in the third quarter periods of 2000 and 1999.

                                         Three Months Ended September 30,
                             -------------------------------------------------------
           Area              Revenues (In Millions)         Net Sales Volumes (Bcfe)
           ----              ----------------------         ------------------------
                                2000        1999               2000        1999
                                ----        ----               ----        ----
           AWP Olmos           $15.7       $ 8.8                3.6         3.2
           Brookeland          $ 4.8       $ 3.2                1.1         1.0
           Giddings            $ 3.4       $ 2.5                0.7         0.9
           Masters Creek       $22.9       $14.3                4.6         4.4

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The following table provides additional information regarding our oil and gas sales:

                                                   Net Sales Volume                       Average Sales Price
                                                   ----------------                       -------------------
                                      Oil (Bbl)     Gas (Mcf)      Combined (Mcfe)      Oil (Bbl)      Gas (Mcf)
                                    -----------   ------------    -----------------    -----------   ------------
      1999
      ----
      Three Months Ended
      September 30,                     611,948      6,838,924           10,510,612         $18.46          $2.84

      2000
      ----
      Three Months Ended
      September 30,                     591,159      6,970,980           10,517,934         $30.68          $4.39

         Costs and Expenses. Our general and administrative expenses for the third quarter of 2000 increased $596,000, or 56%, when compared to the same period in 1999. Our general and administrative expenses per Mcfe produced also increased to $0.16 per Mcfe from $0.10 per Mcfe for the comparable period in 1999. Such increases are reflective of additional staffing costs as our activities increased, and retirement related costs that were specific to this quarter. Supervision fees netted from general and administrative expenses were $0.9 million and $0.8 million for the three-month periods ended September 30, 2000 and 1999, respectively.

         Depreciation, depletion and amortization of our assets, or DD&A, increased approximately $1.2 million, or 11%, for the third quarter of 2000. This was primarily due to additions to our reserves and associated costs and to the slight increase in production volumes. Our DD&A rate per Mcfe of production increased to $1.10 per Mcfe in the third quarter of 2000 from $0.99 per Mcfe in the same 1999 period.

         Our production costs increased by $2.4 million to $0.72 per Mcfe in the third quarter of 2000 from $0.49 per Mcfe in the same 1999 period. Of the $2.4 million increase, $1.4 million related to the increase in severance and ad valorem taxes, which are commodity price sensitive. Severance taxes increased primarily from the higher commodity prices received, from the expiration of certain specific well severance tax exemptions, and from the slight increase in production volumes. The remainder of the $2.4 million increase reflects costs associated with new wells, as well as increased activities related to production enhancements during periods of high commodity prices and the related increase in costs in procuring such services in an environment where demand for such services is increasing. Supervision fees netted from production costs were $0.9 million and $0.8 million for the three-month periods ended September 30, 2000 and 1999, respectively.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was the same in the third quarter of 2000 and 1999, totaling $1.9 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.1 million in the third quarter of 2000, compared to $1.1 million in the same 1999 period. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, totaled $3.3 million in the third quarter of 2000, compared to $2.0 million in the same 1999 period. Thus, total interest charges for the third quarter of 2000 were $5.3 million, of which $1.3 million was capitalized, compared to the 1999 total of $5.0 million, of which $1.2 million was capitalized. The increase in interest expense in 2000 is attributable to the higher interest rate on our new senior notes. The capitalized portion of interest is related to our exploration and foreign business development activities.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Net Income. Our net income for the third quarter of 2000 of $15.8 million and Basic EPS of $0.74 were 123% and 100% higher than net income of $7.1 million and Basic EPS of $0.37 in the third quarter of 1999. These increases primarily reflected the effect of the increased oil and gas prices received in the 2000 period, as discussed above. The lower percentage increase in Basic EPS, as compared to net income, resulted from the public sale of 4.6 million shares of common stock in the third quarter of 1999.

      RESULTS OF OPERATIONS - Nine Months Ended September 30, 2000 and 1999

         Revenues. Our revenues increased 74% during the first nine months of 2000 as compared to the same period in 1999. This increase was caused by growth in our oil and gas sales which resulted from the 94% increase in oil prices received and the 69% increase in gas prices received.

         Oil and Gas Sales. Our oil and gas sales increased 74% to $131.4 million in the first nine months of 2000, compared to $75.4 million for the comparable period in 1999. Our natural gas production decreased 1% and oil production decreased 5% resulting in a 2%, or 0.8 Bcfe, decrease in volumes produced compared to production in the same period in 1999. Our second and third quarter 2000 production volumes increased when compared to the same prior year periods, however, our first quarter 2000 production volumes were 1.1 Bcfe less than the first quarter 1999 production volumes, resulting in the year to date decrease of 0.8 Bcfe. These volume decreases were more than offset by increased prices received. The decrease in production volumes in the first quarter comparisons resulted primarily from our decision to reduce development drilling during 1999 due to low oil and gas prices at the time. With drilling curtailed in 1999, not enough new production was placed online to offset the normal production decline in the Giddings area, as can be seen in the table below. Also, property sales relating to the ongoing liquidation of partnerships we manage reduced our share of production volumes in areas outside of our four core areas. With increased levels of drilling in late 1999 and in 2000, we have begun to turn this production trend around, as second and third quarter 2000 production exceeded second and third quarter 1999 production. However, tightness in supplies of drilling and other services have hampered our ability to increase production at a pace as fast as we would have liked. We currently expect that production for the fourth quarter of 2000 will range from 10.5 Mcfe to 11.0 Mcfe.

         Our $56.0 million increase in oil and gas sales during the first nine months of 2000 resulted from:

      o Price increases which had a favorable impact on sales of $57.9 million, with $26.2 million of the increase coming from the increase in average oil prices received and $31.7 million coming from the increase in average gas prices received; offset by

      o Volume decreases which had an unfavorable impact on sales of $1.9 million, with $0.6 million of the decrease coming from the 0.3 Bcf decrease in gas sales volumes and $1.3 million of the decrease coming from the 90,280 barrel decrease in oil sales volumes.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four core areas in the first nine-month periods of 2000 and 1999.

                                                 Nine Months Ended September 30,
                                                 -------------------------------
              Area                 Revenues (In Millions)           Net Sales Volumes (Bcfe)
              ----                -----------------------           ------------------------
                                   2000              1999             2000             1999
                                   ----              ----             ----             ----
              AWP Olmos           $37.4             $22.7             10.1             10.1
              Brookeland          $13.5             $ 7.9              3.2              3.1
              Giddings            $ 8.8             $ 6.1              2.3              2.9
              Masters Creek       $66.9             $34.8             14.8             14.3

         The following table provides additional information regarding our oil and gas sales:

                                                   Net Sales Volume                         Average Sales Price
                                                   ----------------                         -------------------
                                     Oil (Bbl)      Gas (Mcf)      Combined (Mcfe)       Oil (Bbl)      Gas (Mcf)
                                    -----------   -------------   ------------------     ----------    ------------
      1999
      ----
      Nine Months Ended
      September 30,                   1,984,081      20,751,428           32,655,914         $14.64           $2.23

      2000
      ----
      Nine Months Ended
      September 30,                   1,893,801      20,484,298           31,847,104         $28.46           $3.78

         Costs and Expenses. Our general and administrative expenses for the first nine months of 2000 increased $909,000, or 27%, when compared to the same period in 1999. Our general and administrative expenses per Mcfe produced also increased to $0.13 per Mcfe from $0.10 per Mcfe for the comparable period in 1999. Such increases are reflective of increases in our activities as discussed above in the comparison of third quarter results. Supervision fees netted from general and administrative expenses were $2.6 million for the current year period and $2.4 million for the 1999 period.

         DD&A increased approximately $3.0 million, or 9%, for the first nine months of 2000. This was primarily due to additions to our reserves and associated costs and to the related 2% decrease in production volumes. Our DD&A rate per Mcfe of production increased to $1.09 per Mcfe in the first nine months of 2000 from $0.97 per Mcfe in the same 1999 period.

         Our production costs per Mcfe increased by $6.9 million or $0.65 per Mcfe in the first nine months of 2000 from $0.42 per Mcfe in the same 1999 period. Of the $6.9 million increase, $3.9 million related to the increase in severance and ad valorem taxes which are

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      commodity price sensitive. Severance taxes increased primarily from the higher commodity prices received and from the expiration of certain specific well severance tax exemptions. The remainder of the $6.9 million increase reflects increased activities discussed above in the comparison of third quarter results. Supervision fees netted from production costs for the first nine months of 2000 were $2.6 million and for the same period of 1999 were $2.4 million.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was the same in the first nine months of 2000 and 1999, totaling $5.7 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.4 million in the first nine months of 2000, compared to $6.0 million in the same 1999 period. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, totaled $9.8 million in the first nine months of 2000, compared to $2.0 million in the same 1999 period. Thus, total interest charges for the first nine months of 2000 were $15.9 million, of which $3.9 million was capitalized, compared to the 1999 total of $13.7 million, of which $3.3 million was capitalized. The increase in interest expense in 2000 is attributable to the higher interest rate on our new senior notes. The capitalized portion of interest is related to our exploration and foreign business development activities.

         Net Income. Our net income for the first nine months of 2000 of $39.6 million and Basic EPS of $1.88 were 243% and 181% higher than net income of $11.5 million and Basic EPS of $0.67 in the first nine months of 1999. This increase primarily reflected the effect of increased oil and gas prices received in the 2000 period, as discussed above. The lower percentage increase in Basic EPS, as compared to net income, resulted from the public sale of 4.6 million shares of common stock in the third quarter of 1999.


                           Forward Looking Statements

         The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements may pertain to, among other things, financial results, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "future," "estimate," "expect," "budget," "predict," "anticipate," "projected," "should," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions, upon current market conditions, and upon engineering and geologic information available at this time, and is subject to change and to a number of risks and uncertainties, and therefore, actual results may differ materially. Among the factors that could cause actual results to differ materially are: volatility in oil and gas prices, and lately availability of services and supplies; fluctuations of the prices received or demand for our oil and natural gas; the uncertainty of drilling results and reserve estimates; operating hazards; requirements for capital; general economic conditions; changes in geologic or engineering information; changes in market conditions; competition and government regulations; as well as the risks and uncertainties discussed herein, and set forth from time to time in our other public reports, filings and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

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

         The costs related to 2000 hedging activities through September 30, 2000 on both the price floors and the participating collars totaled $1,007,234, or $0.032 per Mcfe produced.

          The costs relating to 2000 hedging activities through September 30, 2000 on the price floors totaled $397,614 with no benefits having been received, resulting in a net cash outflow of $397,614, or $0.013 per Mcfe produced. At September 30, 2000, participating collars covering the first six months of 2000 had closed with our recording a loss of $609,620, or $0.019 per Mcfe produced.

         The costs related to open price floor contracts as of September 30, 2000 totaled $310,500, which is our maximum exposure under these contracts. These open contracts had a fair market value of $6,000 at September 30, 2000. These contracts expire on or before December 31, 2000. There are no open participating collars at this time.

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

Item 6.    Exhibits & Reports on Form 8-K -

    (a)    Documents filed as part of the report

           (3)  Exhibits

                12  Swift Energy Company Ratio of Earnings to Fixed Charges

    (b)    Reports on Form 8-K filed during the quarter ended
           September 30, 2000 - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SWIFT ENERGY COMPANY


                                            (Registrant)

Date:     November 13, 2000                 By:   (Original Signed By)
      --------------------------                -------------------------
                                            Alton D. Heckaman, Jr.
                                            Senior Vice President,
                                            Chief Financial Officer, Controller
                                            and Principal Accounting Officer

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                              Nine Months Ended
                                                                  September 30,
                                                     ------------------------------------
                                                           2000                1999
                                                     -----------------   ----------------
    GROSS G&A                                               17,522,334         15,406,200
    NET G&A                                                  4,256,879          3,347,941
    INTEREST EXPENSE                                        12,046,008         10,402,426
    RENT EXPENSE                                               941,715            970,876
    NET INCOME BEFORE TAXES                                 61,885,565         17,626,650
    CAPITALIZED INTEREST                                     3,721,259          2,993,868
    DEPLETED CAPITALIZED INTEREST                              252,382            261,363


             CALCULATED DATA
    --------------------------------------

    UNALLOCATED G&A (%)                                         24.29%             21.73%
    NON-CAPITAL RENT EXPENSE                                   228,780            210,982
    1/3 NON-CAPITAL RENT EXPENSE                                76,260             70,327
    FIXED CHARGES                                           15,843,527         13,466,621
    EARNINGS                                                74,260,216         28,360,767

    RATIO OF EARNINGS TO FIXED CHARGES                            4.69               2.11
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