Form 10-K405
period 2000-12-31
SWIFT ENERGY CO
filed 2001-03-27
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates at March 1, 2001 was approximately $781,687,000.

The number of shares of common stock outstanding as of December 31, 2000 was 24,608,344 shares of common stock, $.01 par value.

                       Documents Incorporated by Reference

Document                                             Incorporated as to

Notice and Proxy Statement for the            Part III, Items 10, 11, 12, and 13
Annual Meeting of Shareholders to
be held May 8, 2001

Form 10-K
Swift Energy Company and Subsidiaries

10-K Part and Item No.                                              Page

Part I
   Item 1.    Business                                                3

   Item 2.    Properties                                              4

   Item 3.    Legal Proceedings                                      16

   Item 4.    Submission of Matters to a Vote of
              Security Holders                                       16

Part II
   Item 5.    Market for the Registrant's Common
              Equity and Related Stockholder Matters                 16

   Item 6.    Selected Financial Data                                17

   Item 7.    Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                              19

   Item 7A.   Quantitative and Qualitative Disclosures
              About Market Risk                                      24

   Item 8.    Financial Statements and Supple-
              mentary Data                                           26

   Item 9.    Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                   50

Part III
   Item 10.   Directors and Executive Officers of
              the Registrant (1)                                     50

   Item 11.   Executive Compensation (1)                             50

   Item 12.   Security Ownership of Certain Bene-
              ficial Owners and Management (1)                       50

   Item 13.   Certain Relationships and Related
              Transactions (1)                                       50

Part IV
   Item 14.   Exhibits, Financial Statement
              Schedules and Reports on Form 8-K                      51

     (1) Incorporated by reference from Notice and Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2001.

                                     PART I

Items 1 and 2. Business and Properties

     See pages 14 and 15 for explanations of abbreviations and terms used herein.

General

     Swift Energy Company, a Texas corporation formed in October 1979, engages in the development, exploration, acquisition, and operation of oil and gas properties, with a focus on U.S. onshore natural gas reserves located in Texas and Louisiana as well as onshore oil and natural gas reserves in New Zealand. As of December 31, 2000, we had interests in 1,528 wells located domestically in eight states and in federal offshore waters as well as in New Zealand. We operated 817 of these wells representing 91% our proved reserves. At year-end 2000, we had estimated proved reserves of 629.4 Bcfe, of which approximately 67% was natural gas and 45% was proved developed. Our proved reserves are concentrated 54% in Texas, 22% in Louisiana, and 20% in New Zealand.

     We currently focus primarily on development and exploration in four domestic core areas as well as New Zealand:

                                               % of Year-End        % of 2000
              Area         Location          2000 Proved Reserves  Production
    ----------------  ---------------------  --------------------  ----------
    AWP Olmos         South Texas                   37%                32%
    Brookeland        East Texas                    11%                11%
    Giddings          South-Central Texas            3%                 7%
    Masters Creek     West Louisiana                21%                44%
    New Zealand       New Zealand                   20%                --
                                             --------------------  ----------
       % of Total                                   92%                94%


     The AWP Olmos area is characterized by long-lived reserves that we expect to be steadily produced over a long period of time. The Brookeland, Giddings, and Masters Creek areas are characterized by shorter-lived reserves with high initial rates of production that decline rapidly. We believe these shorter-lived reserves complement our long-lived reserves in the AWP Olmos area. Based on 2000 year-end domestic proved reserves and 2000 domestic production, our average reserve life was 12.0 years.

     We purchased interests in the Brookeland and Masters Creek areas from Sonat Exploration Company in the third quarter of 1998 for approximately $85.8 million in cash. Of this purchase price, $55.5 million was spent for producing properties, $15.0 million for 20% interests in two natural gas processing plants, and $15.3 million for leasehold properties. This acquisition generated two new core areas and extended our holdings in the Austin Chalk formation. Then in late December 1999, we purchased additional working interests in the Masters Creek area from Dominion Reserves, Inc., for approximately $14.0 million and purchased additional working interests in the S. Burr Ferry portion of the Masters Creek area for approximately $1.9 million from Union Pacific. We expect to use our operating expertise in this geological trend to continue to successfully develop and exploit these properties.

     In addition to our continuing production, development, and exploration in the AWP Olmos, Brookeland, Giddings, and Masters Creek areas, we are currently pursuing development and exploration activities in the Gulf Coast Basin and in New Zealand.

     Our strategy is to increase our reserves and production through both drilling and acquisitions, shifting the balance between the two activities in response to market conditions. In addition, we seek to enhance the results of our drilling and production efforts through the implementation of advanced technologies. During 1998, as a result of lower oil and gas prices, we reduced capital expenditures for drilling and redirected a portion of those expenditures to the acquisition of producing properties, primarily the Brookeland and Masters Creek areas. In 1998, development and exploration drilling expenditures for the year, concentrated in the first half of the year, totaled $67.4 million. We spent $59.5 million for the acquisition of producing properties in 1998, almost all in the third quarter of 1998. For 1999, again in response to lower oil and gas prices in 1998 that continued in the first half of 1999, we decreased our capital expenditures budget to $54.2 million, of which $36.0 million was targeted for drilling, $31.3 million for development drilling, and $4.7 million for exploratory drilling. The remaining $18.2 million was targeted principally for leasehold, seismic, and geological costs of prospects. After oil and gas prices rebounded in the second half of the year, we increased our capital expenditures during the fourth quarter. We funded the $78.1 million of capital expenditures spent in 1999 primarily through our internally generated cash flows of $73.6 million, while the remainder was funded with net proceeds from our third quarter 1999 public offering of common stock and Senior Notes that remained after paying off our bank debt.

     For 2000, in response to the strengthening of oil and gas prices and the resulting increase in cash flows generated from these commodity prices, we increased our capital expenditures to $173.3 million, of which $105.8 million was targeted for drilling in the United States, with $90.3 million for development drilling, and $15.5 million for exploratory drilling. We spent $9.7 million in drilling to further delineate our Rimu discovery in New Zealand. Additionally, $33.4 million was spent for producing property acquisitions. The remaining $24.4 million was used principally for leasehold, seismic, and geological costs of prospects. We funded the $173.3 million of capital expenditures in 2000 primarily through our internally generated cash flows of $128.2 million, while the remainder was funded with net proceeds from our third quarter 1999 public offering of common stock and Senior Notes that remained after paying off our bank debt and funding capital expenditures in 1999.

     We have  increased our proved  reserves from 176.1 Bcfe at year-end 1995 to
629.4 Bcfe at year-end 2000, which has resulted in the replacement of 375% of our production during the same five-year period. In 2000, we increased our proved reserves by 38%, which replaced 517% of our 2000 production. Our five-year average reserves replacement costs were $0.94 per Mcfe. While 2000 production was relatively flat in relation to 1999 production, we have increased our production from 11.2 Bcfe at year-end 1995 to 42.4 Bcfe at year-end 2000. Primarily due to increased production, along with strong 2000 commodity prices, this has resulted in average annual growth in net cash provided by operating activities of 55% per year from year-end 1995 to year-end 2000.

Properties

     AWP Olmos Area. As of December 31, 2000, we owned approximately 31,162 net acres in South Texas. We have extensive expertise in this area and a long history of experience with low-permeability, tight-sand formations typical of this area, having acquired our first acreage there in 1988. These reserves are approximately 92% gas. At year-end 2000, we owned interests in and were the operator of 483 wells in this area producing gas from the Olmos Sand formation at a depth of approximately 10,000 to 11,500 feet. We own nearly 100% of the working interests in all wells in which we have an interest there.

     In 2000, we drilled 27 development wells in the AWP Olmos area, 25 of which were successful. At year-end 2000, we had 160 proved undeveloped locations. Also in 2000, we purchased interests in the AWP Olmos area from partnerships we manage. Our planned 2001 capital expenditures of $13.2 million in this area will focus on drilling 12 wells and on wells currently on production, performing fracture extensions and installing coiled tubing velocity strings.

     Brookeland Area. As of December 31, 2000, we owned drilling and production rights in 130,180 gross acres, 82,080 net acres, and 15,000 fee mineral acres containing substantial proved undeveloped reserves. This area was part of the acquisition from Sonat in 1998. The Brookeland area is located in southeast Texas near the border of Louisiana in Jasper and Newton counties. This area primarily contains horizontal wells producing gas from the Austin Chalk formation. The reserves are approximately 65% gas. In 2000, we drilled or participated in the drilling of five development wells there, all of which were successful. At year-end 2000, we had 25 proved undeveloped locations. We plan to drill or participate in 17 development wells in 2001, 10 to be operated by us. Our planned 2001 capital expenditures in this area are $21.8 million.

     Giddings Area. As of December 31, 2000, we owned drilling and production rights in 67,595 net acres in the Giddings area. This area is located in Washington, Colorado, Fayette, and Austin counties in southeast Texas. The reserves are approximately 84% gas. In 2000, seven development wells were drilled, four successfully. One of the seven development wells drilled was to the Edwards formation and was unsuccessful, while the other six drilled were to the Austin Chalk formation. Also four exploratory wells were drilled, with one success. One of the four exploratory wells drilled was to the Edwards formation and was unsuccessful, while the other three drilled were to the Austin Chalk formation. At year-end 2000, we had two proved undeveloped locations. No drilling in this area is planned for 2001.

     Masters Creek Area. As of December 31, 2000, we owned drilling and production rights in 182,356 gross acres, 137,188 net acres, and 141,000 fee mineral acres in this area containing substantial proved undeveloped reserves. This area was also part of the acquisition from Sonat in 1998. It is located near the Texas-Louisiana border in the two parishes of Vernon and Rapides in Louisiana. The Masters Creek area contains horizontal wells producing both oil and gas from the Austin Chalk formation. The reserves are approximately 40% gas. In 2000, we drilled or participated in the drilling of 12 development wells, 11 of which were successful. Also two successful exploratory wells were drilled, both targeting the Saratoga formation. At year-end 2000, we had 27 proved undeveloped locations. We plan to drill or participate in 10 development wells in 2001, all to be operated by us. Three of these development wells are in the S. Burr Ferry portion of this area. One development well will target the Saratoga formation. The other six are in the Masters Creek field targeting the Austin Chalk formation. Our planned 2001 capital expenditures in this area are $39.3 million.

Exploration and Development Drilling Activities

     We pursue a "controlled risk" approach to exploratory and development drilling, focusing our domestic activities on specific regions in which our technical staff has considerable experience and which are located close to known producing horizons. In our foreign operations, we chose New Zealand based on its hydrocarbon potential combined with its political and economic attributes. We seek to minimize our exploration risk by investing in multiple prospects, farming out interests to third parties, using advanced technologies, and drilling in diverse types of geological formations, often in areas with multiple objectives. We use basin studies to analyze targeted formations based on their potential size, risk profile, and economic characteristics.

     In 1991, we began an intensive effort to develop an inventory of exploration and development drilling prospects, identifying drilling locations through integrated geological and geophysical studies of our undeveloped acreage and other prospects. As a result, we added 73.9 Bcfe of proved reserves through drilling in 1998, 64.9 Bcfe in 1999, and 184.7 Bcfe in 2000 (122.5 Bcfe from New Zealand). In the second half of 1998, in response to lower oil and gas prices, we deferred drilling projects scheduled for the second half of the year and continued into 1999 with a conservative drilling budget. Accordingly, reserves added by drilling were lower in 1998 and 1999 compared to previous years and to 2000, when market conditions were more favorable for drilling. The 2000 additions were a result of our development success rate of 89%, as 54 of 61 development wells drilled were successful, and of five of nine exploratory wells being successful.

     Our development strategy is designed to maximize the value and productivity of our existing properties through development drilling and recovery methods, enhancing production results through improved field production techniques, lowering production costs, and applying our technical expertise and resources to exploit producing properties efficiently. We utilize various recovery techniques, which include employing water flooding and acid treatments, fracturing reservoir rock through the injection of high-pressure fluid, and inserting coiled tubing velocity strings to enhance and maintain gas flow. We believe that the application of fracturing technology and coiled tubing has resulted in significant increases in production and decreases in completion and operating costs, particularly in our AWP Olmos area.

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

     During 1997, we completed our first international seismic acquisition program in two key areas of our block in New Zealand. In the Rimu prospect, we acquired 30 kilometers (18.7 miles) of 2-D cross-swath data, as well as 14.5 kilometers (9 miles) of 2-D line data in the Tawa prospect, complementing existing 2-D seismic coverage. Following our 1999 Rimu discovery, we conducted a second seismic acquisition in March 2000 in which we obtained 42 kilometers (26 miles) of 2-D lines to more fully identify the extent of the Rimu structure. We also obtained approximately 72.5 kilometers (45 miles) of data from a number of 2-D transitional zone seismic lines tied to existing marine and land seismic grids in order to study the Kauri structure to the southeast of Rimu. Based on interpretation of these data, a location has been selected to drill the first well on the Kauri prospect in 2001. Further processing and analysis of the data will continue in 2001.

     Also in 1997, we acquired 21 miles of 2-D data in the AWP Olmos area in south Texas and 51 miles of data in the Fayette County portion of the Giddings area. Two more prospects in the North Louisiana Salt Basin were shot in the form of 2-D swaths of approximately 16 miles each. During 1998, we performed two additional 2-D acquisitions in Fayette County, Texas. In all our current and future projects, we have an on-going program in which we license existing seismic data for reprocessing with available new technologies. In certain areas we also complement existing data with proprietary seismic data designed for specific geologic targets. This results in an integrated approach to exploration (multidiscipline data analysis and interpretation) that has helped identify a number of exploration prospects for 2001.

     In addition to development and exploration activities in the AWP Olmos, Brookeland, and Masters Creek areas, we are currently pursuing development and exploration activities in the Gulf Coast Basin and in New Zealand.

     Gulf Coast Basin. This area includes all the Texas counties and Louisiana parishes along the Gulf Coast and extending into Mississippi and Alabama. In 2000, we drilled four successful development wells out of five and two successful exploratory wells out of three in this area. In 2001, 10 exploratory wells are scheduled for drilling in the Gulf Coast Basin, primarily in Texas. Our planned 2001 capital expenditures in this area are $11.9 million.

     New Zealand. We operate a permit with a 90% working interest. After working several years and analyzing extensive seismic data, a successful exploratory well, the Rimu-A1, commenced drilling in July 1999. In 2000, we drilled two successful Rimu development wells with a third in progress. Our permit contains 100,652 gross acres, including 12,800 adjacent offshore acres. In 2001, four wells are scheduled for drilling, with one well being an exploratory test of the Kauri prospect. Plans also include the building of production facilities. We are also participating as a non-operator in three other exploration permits which at year-end 2000 contained 143,773 gross acres. An exploratory well on one of these permits was temporarily abandoned in January 2001, pending further evaluation.

     The following table sets forth the results of our drilling activities during the three years ended December 31, 2000:

                                                Gross Wells                              Net Wells
                                    ---------------------------------------    ----------------------------------
                                                              Temporarily                             Temporarily
  Year          Type of Well        Total  Producing    Dry    Abandoned       Total Producing   Dry    Abandoned
---------------------------------------------------------------------------    ----------------------------------
  1998    Exploratory-Domestic       13        5         8         --           8.2     2.7      5.5       --
          Exploratory-New Zealand     1       --         1         --           0.5      --      0.5       --
          Development-Domestic       61       53         8         --          37.7    32.8      4.9       --

  1999    Exploratory-Domestic        3        1         2         --           1.5     0.3      1.2       --
          Exploratory-New Zealand     2        1        --          1           1.0     0.9       --      0.1
          Development-Domestic       22       19         3         --          10.7     9.4      1.3       --

  2000    Exploratory-Domestic        9        5         4         --           6.2     3.4      2.8       --
          Development-Domestic       59       52         7         --          42.4    37.1      5.3       --
          Development-New Zealand     2        2        --         --           1.8     1.8       --       --


Operations

     We generally seek to be operator in the wells in which we have significant economic interest. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells on properties we operate. Independent contractors supervised by us provide all the equipment and personnel. We employ drilling, production and reservoir engineers, geologists, and other specialists who work to improve production rates, increase reserves, and lower the cost of operating our oil and gas properties.

     Oil and gas properties are customarily operated under the terms of a joint operating agreement. These agreements usually provide for reimbursement of the operator's direct expenses and for payment of monthly per-well supervision fees. Supervision fees vary widely depending on the geographic location and depth of the well and whether the well produces oil or gas. The fees for these activities paid to us in 2000 ranged from $200 to $2,091 per well per month and totaled $6.9 million.

Marketing of Production

     We typically sell our oil and gas production at market prices near the wellhead, although in some cases it must be gathered and delivered to a central point. Gas production is sold in the spot market on a monthly basis, while we sell our oil production at prevailing market prices. We do not refine any oil we produce. Two oil or gas purchasers accounted for 10% or more of our total revenues during the year ended December 31, 2000, with those purchasers accounting for approximately 37% of revenues in the aggregate. For the year ended December 31, 1999, one purchaser accounted for approximately 19% of our total revenues. However, due to the availability of other purchasers, we do not believe that the loss of any single oil or gas purchaser or contract would materially affect our revenues.

     In 1998, we entered into gas processing and gas transportation agreements for our gas production in the AWP Olmos area with PG&E Energy Trading Corporation, which was assumed in December 2000 by El Paso Hydrocarbon, LP, and El Paso Industrial, LP, both affiliates of El Paso Merchant Energy, for up to 75,000 Mcf per day, which provided for a ten-year term with automatic one-year extensions unless earlier terminated. We believe that these arrangements adequately provide for our gas transportation and processing needs in the AWP Olmos area for the foreseeable future. Additionally, the gas processed and transported under these agreements may be sold to El Paso based upon current natural gas prices.

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

     Our oil production from the Brookeland and Masters Creek areas is sold to various purchasers at prevailing market prices. Our gas production from these areas is processed under long-term gas processing contracts with Duke Energy Field Services, Inc. The processed liquids and residue gas production are sold in the spot market.

     The following table summarizes sales volumes, sales prices, and production cost information for our net oil and gas production for the three-year period ended December 31, 2000. All of our oil and gas operations are domestic. New Zealand operations are expected to commence in 2001. "Net" production is production that is owned by us either directly or indirectly through partnerships or joint venture interests and is produced to our interest after deducting royalty, limited partner, and other similar interests.

                                                            Year Ended December 31,
                                       ------------------------------------------------------------------
                                              2000                    1999                    1998
                                       ------------------     ---------------------    ------------------
Net Sales Volume:
   Oil (Bbls)                                   2,472,014                 2,564,924             1,800,676
   Gas (Mcf)(1)                                27,524,621                27,484,759            28,225,974
   Gas equivalents (Mcfe)                      42,356,705                42,874,303            39,030,030
Average Sales Price:
   Oil (Per Bbl)                       $            29.35     $               16.75     $           11.86
   Gas (Per Mcf)                       $             4.24     $                2.40     $            2.08
Average Production Cost (per Mcfe)     $             0.69     $                0.46     $            0.34

     (1) Natural gas production for 2000, 1999, and 1998 includes 405,130, 728,235 and 866,232 Mcf, respectively, delivered under the volumetric production payment agreement pursuant to which we were obligated to deliver certain monthly quantities of natural gas (see Note 1 to the Consolidated Financial Statements).


     Under the volumetric production payment entered into in 1992, we delivered the last remaining commitment of gas in October 2000, when such agreement expired.

Acquisition Activities

     We use a disciplined, market-driven approach to acquisitions. Generally we seek to acquire properties with the potential for additional reserves and production through development and exploration efforts. In 140 transactions since 1979, we have acquired approximately $590.2 million of producing oil and gas properties on behalf of ourselves and our co-investors. We acquired, for our own account, approximately $233.7 million of producing properties, with original proved reserves estimated at 339.7 Bcfe. Our producing property acquisition expenditures in the past three years were $34.2 million in 2000, $18.5 million in 1999, and $59.5 million in 1998. Our acquisition costs have averaged $0.71 per Mcfe over this three-year period. Our acquisition cost in 2000 averaged $0.86 per Mcfe.

Foreign Activities

New Zealand

     Swift Operated Permit. Our activity in New Zealand began in 1995 with the issuance of the first of two petroleum exploration permits. After a 1998 surrendering of a portion of our permit acreage, a combining of the two permits, and a 1999 expansion of the permit, as of year-end 2000 our permit 38719 covers approximately 100,700 acres in the Taranaki Basin of New Zealand's North Island, with all but 12,800 acres onshore. We have a 90% working interest in this permit and have fulfilled all current obligations under this permit.

     In late 1999, we completed our first exploratory well on this permit, the Rimu-A1, and a production test was performed. During the second half of 2000, we drilled and successfully tested two delineation wells, the Rimu-B1 and the Rimu-B2. We commenced drilling our third delineation well, the Rimu-A2, during December 2000. The Rimu-A2 has been drilled with casing set. Logging results indicate that the well encountered the Upper Tariki sands also present in the Rimu-A1. Completion activity will take place on this zone following the drilling of the Rimu-A3. Our portion of the drilling, completion, and testing costs incurred on the wells within our permit area during 2000 was approximately $10.7 million. Our portion of prospect costs on our permit area during 2000 was approximately $4.4 million, which included obtaining 2-D seismic data in the first half of the year. We incurred $1.1 million on the initial phases of production facilities. In 2001, we plan to drill four wells, one exploratory well on our Kauri prospect to the southeast of the Rimu discovery and three wells to further delineate the Rimu area, and to build production facilities with $35.9 million budgeted to be spent, compared to $17.4 million spent in 2000 and $7.0 million spent in 1999.

     Our New Zealand production is subject to a royalty which is a hybrid consisting of a 5% ad valorem royalty, or "AVR," and a 20% accounting profits royalty, or "APR." Until a mining permit is obtained for our producing area, only the AVR will apply to all production, and thereafter the royalty will be the greater of the AVR or APR, calculated on an annual basis. The AVR is based on net sales revenues. The APR is based on the excess of net sales revenues over allowable deductions which deductions include production, capital and indirect costs, but not for interest or income tax expense or "head office costs" above 2.5% of other costs. Operating losses and capital costs may be carried forward to subsequent periods until fully utilized.

     Non-Operated Permits. In 1998, we entered into agreements for a 25% working interest in an exploration permit held by Marabella Enterprises Ltd., a subsidiary of Bligh Oil & Minerals, an Australian company, and a 7.5% working interest held by Antrim Oil and Gas Limited, a Canadian company in a permit operated by Marabella. In turn, Bligh and Antrim each became 5% working interest owners in our permit. Unsuccessful exploratory wells were drilled on these two permits, and we charged $400,000 against earnings in 1998 and $290,000 in 1999. All of the acreage on the permit we had a 25% working interest in was surrendered in 2000. The exploratory well on the 7.5% working interest permit has been temporarily abandoned pending a further evaluation.

     In 2000, we entered into agreements with Fletcher Challenge Energy Limited whereby we will earn a 20% participating interest in petroleum exploration permit 38718 containing approximately 57,400 acres and a 25% participating interest in permit 38730 with approximately 48,900 acres. In January 2001, the operator temporarily abandoned the Tuihu #1 exploratory well on permit 38718 pending further analysis. The permit now contains approximately 28,700 acres after a scheduled surrender during December 2000.

     Costs Incurred. During 2000 our portion of all costs incurred in New Zealand totaled $17.4 million, including $11.8 million for drilling, $4.5 million for prospect costs, and $1.1 million for production facilities. These costs included $1.2 million of costs incurred on permits operated by others:
$1.1 million of drilling costs and $0.1 million of prospect costs. As of December 31, 2000, our investment in New Zealand totaled approximately $29.8 million. At year-end we recorded proved undeveloped reserves relating to our successful drilling activities. Accordingly, $21.1 million of our investment costs have been included in the proved properties portion of oil and gas properties and $8.7 million is included as unproved properties. The development strategy includes marketing oil and gas, with the intent of having production on line for oil and gas sales in New Zealand in 2001.

Russia

     In 1993, we entered into a Participation Agreement with Senega, a Russian Federation joint stock company, to assist in the development and production of reserves from two fields in Western Siberia and received a 5% net profits interest. We also purchased a 1% net profits interest. Our investment in Russia, prior to its impairment in the third quarter of 1998, was approximately $10.8 million. See Note 1 to the Consolidated Financial Statements for a more detailed discussion of the impairment. We retain a minimum 6% net profits interest from the sale of hydrocarbon products from the fields, the value of which depends upon the successful development of production from the fields by others, which may or may not occur.

Venezuela

     In 1993, we formed a wholly owned subsidiary, Swift Energy de Venezuela, C. A., for the purpose of submitting a bid under the Venezuelan Marginal Oil Field Reactivation Program and entered into an agreement with two Venezuelan companies to jointly formulate and submit a proposal to Petroleos de Venezuela, S. A., for the construction and operation of a methane pipeline. Our investment in
Venezuela, prior to its impairment in the third quarter of 1998, was approximately $2.8 million. See Note 1 to the Consolidated Financial Statements for a more detailed discussion of the impairment.

Oil and Gas Reserves

     The following table presents information regarding proved reserves of oil and gas attributable to our interests in producing properties as of December 31, 2000, 1999, and 1998. The information set forth in the table regarding Domestic Reserves is based on proved reserves reports prepared by us and audited by H. J. Gruy and Associates, Inc., Houston, Texas, independent petroleum engineers. Gruy's domestic audit was based upon review of production histories and other geological, economic, ownership, and engineering data provided by us. The information set forth in the table regarding New Zealand reserves is based on gross proved reserves reports independently estimated by Gruy. Gruy's New Zealand estimates were based on volumetric calculations, equation-of-state compositional simulation models, and production forecasting methods. The net reserves and cash flows for New Zealand were prepared by us.

     In accordance with Securities and Exchange Commission guidelines, estimates of future net revenues from our proved reserves and the PV-10 Value must be made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. Proved reserves as of December 31, 2000, were estimated based upon prices in effect at year-end. The weighted averages of such year-end prices domestically were $11.25 per Mcf of natural gas and $25.50 per barrel of oil, compared to $2.58 and $23.69 in 1999 and $2.23 and $11.23 in 1998. The weighted averages of such year-end 2000 prices for New Zealand were $0.71 per Mcf of natural gas and $22.30 per barrel of oil. The weighted averages of such year-end 2000 prices for all our reserves, both domestically and in New Zealand, were $9.86 per Mcf of natural gas and $24.62 per barrel of oil. We have interests in certain tracts that are estimated to have additional hydrocarbon reserves that cannot be classified as proved and are not reflected in the following table. The proved reserves presented for all periods also exclude any reserves attributable to the volumetric production payment.

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

                                                                  Year Ended December 31, 2000
                                                  ------------------------------------------------------------
                                                         Total              Domestic            New Zealand
                                                  -------------------   ----------------     -----------------
Estimated Proved Oil and Gas Reserves
Net natural gas reserves (Mcf):
   Proved developed                                       215,169,833        215,169,833                    --
   Proved undeveloped                                     203,444,143        148,130,666            55,313,477
                                                  -------------------   ----------------     -----------------
      Total                                               418,613,976        363,300,499            55,313,477
                                                  ===================   ================     =================
Net oil reserves (Bbl):
   Proved developed                                        10,980,196         10,980,196                    --
   Proved undeveloped                                      24,153,400         12,962,513            11,190,887
                                                  -------------------   ----------------     -----------------
      Total                                                35,133,596         23,942,709            11,190,887
                                                  ===================   ================     =================

Estimated Present Value of Proved Reserves
Estimated present value of future net cash flows
from proved reserves discounted at 10% annum:
   Proved developed                               $     1,257,570,764   $  1,257,570,764     $              --
   Proved undeveloped                                   1,055,684,045        919,388,009           136,296,036
                                                  -------------------   ----------------     -----------------
      Total                                       $     2,313,254,809   $  2,176,958,773     $     136,296,036
                                                  ===================   ================     =================


                                                                  Year Ended December 31, 1999
                                                  ------------------------------------------------------------
                                                         Total              Domestic            New Zealand
                                                  -------------------   ----------------     -----------------
Estimated Proved Oil and Gas Reserves
Net natural gas reserves (Mcf):
   Proved developed                                       174,046,096        174,046,096                    --
   Proved undeveloped                                     155,913,654        155,913,654                    --
                                                  -------------------   ----------------     -----------------
      Total                                               329,959,750        329,959,750                    --
                                                  ===================   ================     =================
Net oil reserves (Bbl):
   Proved developed                                         8,437,299          8,437,299                    --
   Proved undeveloped                                      12,368,964         12,368,964                    --
                                                  -------------------   ----------------     -----------------
      Total                                                20,806,263         20,806,263                    --
                                                  ===================   ================     =================

Estimated Present Value of Proved Reserves
Estimated present value of future net cash flows
from proved reserves discounted at 10% annum:
    Proved developed                              $       301,199,660   $    301,199,660     $              --
    Proved undeveloped                                    262,854,849        262,854,849                    --
                                                  -------------------   ----------------     -----------------
       Total                                      $       564,054,509   $    564,054,509     $              --
                                                  ===================   ================     =================


                                                                  Year Ended December 31, 1998
                                                  ------------------------------------------------------------
                                                         Total              Domestic            New Zealand
                                                  -------------------   ----------------     -----------------
Estimated Proved Oil and Gas Reserves
Net natural gas reserves (Mcf):
   Proved developed                                       197,105,963        197,105,963                    --
   Proved undeveloped                                     155,294,872        155,294,872                    --
                                                  -------------------   ----------------     -----------------
      Total                                               352,400,835        352,400,835                    --
                                                  ===================   ================     =================
Net oil reserves (Bbl):
   Proved developed                                         7,142,566          7,142,566                    --
   Proved undeveloped                                       6,815,359          6,815,359                    --
                                                  -------------------   ----------------     -----------------
      Total                                                13,957,925         13,957,925                    --
                                                  ===================   ================     =================

Estimated Present Value of Proved Reserves
Estimated present value of future net cash flows
from proved reserves discounted at 10% annum:
   Proved developed                               $       243,124,194   $    243,124,194     $              --
   Proved undeveloped                                      97,660,811         97,660,811                    --
                                                  -------------------   ----------------     -----------------
      Total                                       $       340,785,005   $    340,785,005     $              --
                                                  ===================   ================     =================

     At year-end 2000, 55% of the proved reserves were undeveloped reserves. This reflects the increased emphasis on development and exploration activities. In 1999, 51% of proved reserves were undeveloped and 49% were proved developed.

     Changes in quantity estimates and the estimated present value of proved reserves are affected by the change in crude oil and natural gas prices at the end of each year. While our total proved reserves quantities, on an equivalent Bcfe basis, at year-end 2000 increased by 38% over reserves quantities a year earlier, the PV-10 Value of those reserves increased 310% from the PV-10 Value at year-end 1999. Our total proved reserves quantities at year-end 1999 increased by 4% over reserves quantities a year earlier, while the PV-10 Value of those reserves increased 66% from the PV-10 Value at year-end 1998. These PV-10 Value increases were heavily influenced by pricing increases at year-end 2000 as compared to year-end 1999, and also from year-end 1999 as compared to year-end 1998. Product prices for natural gas increased 282% during 2000, from $2.58 per Mcf at December 31, 1999, to $9.86 per Mcf at year-end 2000, while oil prices increased 4% between the two dates, from $23.69 to $24.62 per barrel. Product prices for natural gas increased 16% during 1999, from $2.23 per Mcf at December 31, 1998, to $2.58 per Mcf at year-end 1999, while oil prices increased 111% between the two dates, from $11.23 to $23.69 per barrel. Conversely, while our total proved reserves quantities at year-end 1998 increased by 21% over reserves quantities a year earlier, the PV-10 Value of those reserves decreased 3% from the PV-10 Value at year-end 1997. This decrease was due almost entirely to pricing declines at year-end 1998 as compared to year-end 1997, which more than offset the 21% Bcfe increase in reserves quantities. Product prices for natural gas declined 20% during 1998, from $2.78 per Mcf at December 31, 1997, to $2.23 per Mcf at year-end 1998, matched by a 29% decrease in the price of oil between the two dates, from $15.76 to $11.23 per barrel.

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

     A portion of our proved reserves has been accumulated through our interests in the limited partnerships for which we serve as general partner. The estimates of future net cash flows and their present values, based on period end prices, assume that some of the limited partnerships in which we own interests will achieve payout status in the future. At December 31, 2000, 27 of the limited partnerships managed by us had achieved payout status.

     No other reports on our reserves have been filed with any federal agency.

Oil and Gas Wells

     The following table sets forth the gross and net wells in which we owned an interest at the following dates:

                                                           Total
                            Oil Wells      Gas Wells      Wells(1)
                           -----------    -----------    -----------
December 31, 2000
   Gross                        599            904          1,503
   Net                        165.2          484.7          949.9
December 31, 1999
   Gross                        577            947          1,524
   Net                        105.5          449.2          554.7
December 31, 1998
   Gross                        657          1,060          1,717
   Net                         89.4          494.5          583.9

(1) Excludes 25 service wells in 2000, 33 service wells in 1999, and 36 service wells in 1998. Also excludes 3 wells in New Zealand, temporarily shut-in awaiting marketing and processing arrangements.

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

     The following table sets forth the developed and undeveloped leasehold acreage held by us at December 31, 2000:


                           Developed (1)                 Undeveloped (1)
                       Gross           Net            Gross            Net
                    ------------   ------------    ------------    ------------
Alabama                 7,876.08       3,337.43          625.50          382.40
Arkansas                  762.00         557.57        2,040.15          679.48
Kansas                        --             --        4,520.00        1,908.80
Louisiana             111,212.14      74,071.90      106,490.95       71,393.70
Mississippi             2,084.19       1,397.45        2,379.75          599.46
Oklahoma               24,060.42      11,526.54        2,372.13          537.74
Texas                 237,513.37     148,209.50      131,594.52       76,359.47
Wyoming                 1,161.96         621.37       87,748.01       76,697.63
All other states              --             --        5,928.45          981.43
Offshore Louisiana      4,609.37         276.56       49,351.00        2,793.78
Offshore Texas          6,210.00         320.85       14,400.00        1,600.79
                    ------------   ------------    ------------    ------------
    Total-Domestic    395,489.53     240,319.17      407,450.46      233,934.68
    New Zealand         1,500.00       1,350.00      242,925.47      112,165.83
                    ------------   ------------    ------------    ------------
         Total        396,989.53     241,669.17      650,375.93      346,100.51
                    ============   ============    ============    ============

     (1) Fee minerals acquired in the Brookeland and Masters Creek areas acquisition are not included in the above leasehold acreage table. We have 26,345 developed fee mineral acres and 114,655 undeveloped fee mineral acres for a total of 141,000 fee mineral acres.

Partnerships

     Prior to 1995, we funded a substantial portion of our operations through 109 limited partnerships which we formed and for which we have served as managing general partner. These partnerships raised a total of $509.5 million of capital, with the largest portion (81%) raised to acquire interests in producing properties. Eight of the earliest partnerships and 13 of the most recently formed partnerships were created to drill for oil and gas. In all of these partnerships Swift paid for varying percentages of the capital or front-end costs and continuing costs of the partnerships and, in return, received differing percentage ownership interests in the partnerships, along with reimbursement of costs and/or payment of certain fees. At year-end 2000, we continued to serve as managing general partner of 80 of these various partnerships, of which 67 are production purchase partnerships that have been in existence from five to fourteen years and the remainder are drilling partnerships that have been in existence from two to seven years.

     During 1997 and 1998, eight drilling partnerships formed between 1979 and 1985 and 21 of the production purchase partnerships sold their properties and were dissolved, in each case following a vote of the investors in the particular partnerships approving such liquidations. Between 1999 and 2001, the investors in all but six of the remaining partnerships voted to sell the properties or their interests in the partnership and dissolve. We anticipate that the liquidation and dissolution of these 74 partnerships should be substantially completed by the end of 2001. The remaining six partnerships will continue to operate.

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

Employees

     At December 31, 2000, we employed 181 persons. None of our employees are represented by a union. Relations with employees are considered to be good.

Facilities

     We occupy approximately 75,000 square feet of office space at 16825 Northchase Drive, Houston, Texas, under a ten year lease expiring in 2005. The lease requires payments of approximately $106,000 per month. We have field offices in various locations from which our employees supervise local oil and gas operations.

Glossary of Abbreviations and Terms

The following abbreviations and terms have the indicated meanings when used in this report:

Bbl - Barrel or barrels of oil.

Bcf - Billion cubic feet of natural gas.

Bcfe - Billion cubic feet of natural gas equivalent (see Mcfe).

Development Well - A well drilled within the presently proved productive area of an oil or natural gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.

Discovery Cost - With respect to proved reserves, a three-year average (unless otherwise indicated) calculated by dividing total incurred exploration and development costs (exclusive of future development costs) by net reserves added during the period through extensions, discoveries, and other additions.

Dry Well - An exploratory or development well that is not a producing well.

Exploratory Well - A well drilled either in search of a new, as yet undiscovered oil or natural gas reservoir or to greatly extend the known limits of a previously discovered reservoir.

Gross Acre - An acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

Gross Well - A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

MBbl - Thousand barrels of oil.

Mcf - Thousand cubic feet of natural gas.

Mcfe - Thousand cubic feet of natural gas equivalent, which is determined using the ratio of one barrel of oil, condensate, or natural gas liquids to 6 Mcf of natural gas.

MMBbl - Million barrels of oil.

MMBtu - Million British thermal units, which is a heating equivalent measure for natural gas and is an alternate measure of natural gas reserves, as opposed to Mcf, which is strictly a measure of natural gas volumes. Typically, prices quoted for natural gas are designated as price per MMBtu, the same basis on which natural gas is contracted for sale.

MMcf - Million cubic feet of natural gas.

MMcfe - Million cubic feet of natural gas equivalent (see Mcfe).

NetAcre - A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

NetWell - A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Producing Well - An exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Proved Developed Oil and Gas Reserves - Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Oil and Gas Reserves - The estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made.

Proved Undeveloped Oil and Gas Reserves - Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Proved Undeveloped (PUD) Locations - A location  containing  proved  undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

PV-10 Value - The estimated future net revenues to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses, such as general and administrative expenses, debt service, future income tax expense, or depreciation, depletion, and amortization.

Reserves  Replacement  Cost - With  respect  to proved  reserves,  a  three-year average (unless otherwise indicated) calculated by dividing total incurred acquisition, exploration, and development costs (exclusive of future development costs) by net reserves added during the period.

Volumetric Production Payment - The 1992 agreement pursuant to which we financed the purchase of certain oil and natural gas interests and committed to deliver certain monthly quantities of natural gas.

Item 3. Legal Proceedings

     No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company's business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 2000 to a vote of security holders.


                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

COMMON STOCK, 1999 AND 2000

     Our common stock is traded on the New York Stock Exchange and the Pacific Exchange, Inc., under the symbol "SFY." The high and low quarterly sales prices for the common stock for 1999 and 2000 were as follows:

                        1999                                   2000
       -----------------------------------  -----------------------------------
        First    Second   Third    Fourth    First    Second   Third    Fourth
       Quarter  Quarter  Quarter   Quarter  Quarter  Quarter  Quarter   Quarter
       -----------------------------------  -----------------------------------

Low     $5.69     $8.25   $10.25   $10.31     $9.75   $15.00   $20.38   $28.81
High    $8.63    $13.13   $13.13   $13.31    $17.88   $29.56   $41.88   $43.50

     Since inception, no cash dividends have been declared on our common stock. Cash dividends are restricted under the terms of our credit agreements, as discussed in Note 4 to the Consolidated Financial Statements, and we presently intend to continue a policy of using retained earnings for expansion of our business.

We had approximately 477 stockholders of record as of December 31, 2000.

Item 6. Selected Financial Data

                                                          2000            1999           1998           1997            1996
Revenues
  Oil and Gas Sales                               $189,138,947    $108,898,696    $80,067,837    $69,015,189     $52,770,672
  Fees and Earned Interests(2)                        $331,497        $229,749       $333,940       $745,856        $937,238
  Interest Income                                   $1,339,386        $833,204       $107,374     $2,395,406        $433,352
  Other, Net                                          $815,116        $709,358     $1,960,070     $2,555,729      $2,156,764
Total Revenues                                    $191,624,946    $110,671,007    $82,469,221    $74,712,180     $56,298,026

Operating Income (Loss)                            $93,079,346     $29,736,151   ($73,391,581)   $33,129,606     $28,785,783

Net Income (Loss)                                  $59,184,008     $19,286,574   ($48,225,204)   $22,310,189     $19,025,450

Net Cash Provided by Operating Activities         $128,197,227     $73,603,426    $54,249,017    $55,255,965     $37,102,578

Per Share Data
  Weighted Average Shares Outstanding(3)            21,244,684      18,050,106     16,436,972     16,492,856      15,000,901
  Earnings (Loss) per Share--Basic(3)                    $2.79           $1.07         ($2.93)         $1.35           $1.27
  Earnings (Loss) per Share--Diluted(3)                  $2.51           $1.07         ($2.93)         $1.26           $1.25
  Shares Outstanding at Year-End                    24,608,344      20,823,729     16,291,242     16,459,156      15,176,417
  Book Value per Share                                  $13.50           $8.18          $6.71          $9.69           $9.41
  Market Price(3)
    High                                                $43.50          $13.31         $21.00         $34.20          $28.86
    Low                                                  $9.75           $5.69          $6.94         $16.93           $9.89
    Year-End Close                                      $37.63          $11.50          $7.38         $21.06          $27.16

Pro forma amounts assuming 1994 change in
 accounting principle is applied retroactively(2)
  Net Income (Loss)                                $59,184,008     $19,286,574   ($48,225,204)   $22,310,189     $19,025,450
  Earnings (Loss) per Share--Basic (3)                   $2.79           $1.07         ($2.93)         $1.35           $1.27
  Earnings (Loss) per Share--Diluted (3)                 $2.51           $1.07         ($2.93)         $1.26           $1.25


Assets
  Current Assets                                   $41,872,879     $50,605,488    $35,246,431    $29,981,786    $101,619,478
  Oil and Gas Properties, Net of Accumulated
    Depreciation, Depletion, and Amortization     $524,052,828    $392,986,589   $356,711,711   $301,312,847    $200,010,375
Total Assets                                      $572,387,001    $454,299,414   $403,645,267   $339,115,390    $310,375,264


Liabilities
  Current Liabilities                              $64,324,771     $34,070,085    $31,415,054    $28,517,664     $32,915,616
  Long-Term Debt                                  $134,729,485    $239,068,423   $261,200,000   $122,915,000    $115,000,000
Total Liabilities                                 $240,232,846    $283,895,297   $294,282,628   $179,714,470    $167,613,654

Stockholders' Equity                              $332,154,155    $170,404,117   $109,362,639   $159,400,920    $142,761,610

Number of Employees                                        181             173            203            194             191

Producing Wells
  Swift Operated                                           817             769            836            650             842
  Outside Operated                                         711             788            917            917             986
Total Producing Wells                                    1,528           1,557          1,753          1,567           1,828

Wells Drilled (Gross)                                       70              27             75            182             153

Proved Reserves
  Natural Gas (Mcf)                                418,613,976     329,959,750    352,400,835    314,305,669     225,758,201
  Oil & Condensate (barrels)                        35,133,596      20,806,263     13,957,925      7,858,918       5,484,309
Total Proved Reserves (Mcf equivalent)             629,415,552     454,797,327    436,148,385    361,459,177     258,664,055

Production (Mcf equivalent)(4)                      42,356,705      42,874,303     39,030,030     25,393,744      19,437,114

Average Sales Price
  Natural Gas (per Mcf)                                  $4.24           $2.40          $2.08          $2.68           $2.57
  Oil (per barrel)                                      $29.35          $16.75         $11.86         $17.59          $19.82

(1)  Additional  1994  Data:  Income  Before  Cumulative  Effect  of  Change  in
Accounting Principle-$3,725,671; Cumulative Effect of Change in Accounting Principle-$(16,772,698); Per Share Amounts-Basic-Income Before Cumulative Effect of Change in Accounting Principle-$0.51, Cumulative Effect of Change in Accounting Principle-$(2.29); Per Share Amounts-Diluted-Income Before Cumulative Effect of Change in Accounting Principle-$0.51, Cumulative Effect of Change in Accounting Principle-$(2.29).
(2) As of January 1, 1994, we changed our revenue recognition policy for earned interests. Accordingly, in 1994 to 1999, "Fees and Earned Interests" does not include earned interests revenues.
(3) Amounts have been retroactively restated in all periods presented to give recognition to: (a) an equivalent change in capital structure as a result of two 10% stock dividends, one in September 1994, the other in October 1997 (see Note 2 to the Consolidated Financial Statements); and (b) the adoption in 1998 of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (see
Note 2 to the Consolidated Financial Statements).
(4) Natural gas production for 1992,  1993,  1994, 1995, 1996, 1997, 1998, 1999,
and  2000  includes  1,148,862,   1,581,206,  1,358,375,  1,211,255,  1,156,361,
1,015,226, 866,232, 728,235, and 405,130 Mcf, respectively, delivered under our volumetric production payment agreement (see Note 1 to the Consolidated Financial Statements).


            1995       1994(1)            1993           1992           1991           1990
     $22,527,892    $19,802,188    $15,535,671    $12,420,222     $8,361,771     $7,328,190
        $590,441       $701,528     $4,071,970     $2,716,277     $2,231,729     $9,882,953
        $212,329        $47,980       $201,584       $113,387       $192,694       $705,786
      $1,761,568     $1,072,535       $604,599       $515,931       $541,502       $323,981
     $25,092,230    $21,624,231    $20,413,824    $15,765,817    $11,327,696    $18,240,910

      $6,894,537     $4,837,829     $6,628,608     $4,687,519     $3,748,741    $10,811,044

      $4,912,512   ($13,047,027)    $4,896,253     $4,084,760     $2,512,815     $7,170,642

     $14,376,463    $10,394,514     $7,238,340     $6,349,080     $5,911,588     $4,813,435


      10,035,143      7,308,673      7,246,884      6,748,548      5,899,629      5,806,436
           $0.49         ($1.79)         $0.68          $0.61          $0.43          $1.23
           $0.49         ($1.79)         $0.64          $0.61          $0.43          $1.23
      12,509,700      6,685,137      6,001,075      5,968,579      4,955,134      4,848,315
           $7.46          $6.30          $9.08          $8.26          $7.80          $7.36

          $11.48         $10.35         $11.57          $7.85          $9.09         $10.65
           $7.05          $7.75          $7.14          $4.65          $4.34          $6.93
          $10.91          $8.86          $7.85          $7.55          $4.95          $8.57



      $4,912,512     $3,725,671     $4,322,478     $3,729,851     $2,950,245     $3,107,451
           $0.49          $0.51          $0.60          $0.55          $0.50          $0.54
           $0.49          $0.51          $0.57          $0.55          $0.50          $0.54


     $43,380,454    $39,208,418    $65,307,120    $30,830,173    $47,859,278    $72,537,521

    $125,217,872    $88,415,612    $89,656,577    $64,301,509    $47,655,917    $41,952,212
    $175,252,707   $135,672,743   $160,892,917   $100,243,469   $101,421,573   $118,227,480


     $40,133,269    $52,345,859    $55,565,437    $27,876,687    $50,851,447    $71,514,938
     $28,750,000    $28,750,000    $28,750,000             $0             $0             $0
     $81,906,742    $93,545,612   $106,427,203    $50,962,183    $62,761,217    $82,559,406

     $93,345,965    $42,127,131    $54,465,714    $49,281,286    $38,660,356    $35,668,074

             176            209            188            178            171            164


             767            750            795            688            674            691
           3,316          3,422          3,407          1,978          2,331          2,228
           4,083          4,172          4,202          2,666          3,005          2,919

              76             44             34             40             27             23


     143,567,520     76,263,964     64,462,805     41,638,100     36,685,881     30,731,741
       5,421,981      4,553,237      4,271,069      2,901,621      1,950,209      1,690,520
     176,099,406    103,583,566     90,089,219     59,047,824     48,387,138     40,874,862

      11,186,573      9,600,867      7,368,757      5,678,772      3,980,460      3,303,750


           $1.77          $1.93          $1.96          $1.90          $1.58          $1.72
          $15.66         $14.35         $15.10         $17.19         $18.26         $22.70

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

     Proved Oil and Gas Reserves. At year-end 2000, our total proved reserves were 629.4 Bcfe with a PV-10 Value of $2.3 billion. In 2000, our proved natural gas reserves increased 88.7 Bcf, or 27%, while our proved oil reserves increased
14.3 MMBbl, or 69%, for a total equivalent increase of 174.6 Bcfe, or 38%. From 1998 to 1999, our proved natural gas reserves decreased by 22.4 Bcf, or 6%, while our proved oil reserves increased by 6.8 MMBbl, or 49%, for a total equivalent increase of 18.6 Bcfe, or 4%. We added reserves from 1999 to 2000 through our drilling activity and to a lesser extent through purchases of minerals in place. Through drilling we added 184.7 Bcfe (122.5 Bcfe of which came from New Zealand) of proved reserves in 2000, 64.9 Bcfe in 1999, and 73.9 Bcfe in 1998. Through acquisitions we added 39.7 Bcfe of proved reserves in 2000, 20.1 Bcfe in 1999, and 97.6 Bcfe in 1998. At year-end 2000, 55% of our total proved reserves were proved undeveloped, compared with 51% at year-end 1999 and 45% at year-end 1998.

     While our total proved reserves quantities increased by 38% during 2000, the PV-10 Value of those reserves increased 310%, due to increased prices between year-end 1999 and year-end 2000. Between those two dates, there was a 282% increase in natural gas prices and a 4% increase in oil prices. Gas prices were $9.86 per Mcf at year-end 2000, compared to $2.58 per Mcf at year-end 1999. Oil prices were $24.62 per Bbl at year-end 2000, compared to $23.69 a year earlier. Under SEC guidelines, estimates of proved reserves must be made using year-end oil and gas sales prices and are held constant throughout the life of the properties. Subsequent changes to such year-end oil and gas prices could have a significant impact on the calculated PV-10 Value. The year-end 2000 gas price of $9.86 was significantly higher than the average gas price of $4.24 we received during 2000. Natural gas prices have declined since December 31, 2000, although through February 2001 they remain above the 2000 average gas price received. Had year-end reserves been calculated using the average 2000 prices we received, $29.35 for oil and $4.24 for gas, the PV-10 Value would have been approximately $1,125,000,000 compared to the $2,313,254,809 reported using year-end prices.

Liquidity and Capital Resources

     During 2000, we primarily relied upon internally generated cash flows of $128.2 million to fund capital expenditures of $173.3 million. These capital expenditures were also funded with part of the remaining net proceeds from our third quarter 1999 issuance of Senior Notes and common stock. During 1999, we primarily used internally generated cash flows of $73.6 million to fund capital expenditures of $78.1 million.

     Net Cash Provided by Operating Activities. In 2000, net cash provided by our operating activities increased by 74% to $128.2 million, as compared to $73.6 million in 1999 and $54.2 million in 1998. The 2000 increase of $54.6 million was primarily due to $80.2 million of additional oil and gas sales, partially offset by $12.2 million of increases in oil and gas production costs, interest expense, and general and administrative expense. The 1999 increase of $19.4 million was primarily due to $28.8 million of additional oil and gas sales, partially offset by $12.2 million of increases in oil and gas production costs and interest expense.

     Existing Credit Facilities. At December 31, 2000, we had $10.6 million in outstanding borrowings under our credit facility. Our credit facility consists of a $250.0 million revolving line of credit with a $200.0 million borrowing base at year-end 2000. The borrowing base is redetermined at least every six months. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. We are in compliance with the provisions of this agreement. The credit facility extends until August 2002. At December 31, 1999, we had no outstanding borrowings under this facility.

     Working Capital. Our working capital has decreased from $16.5 million at December 31, 1999, to a working capital deficit of $22.5 million at December 31, 2000, primarily due to our using the remaining proceeds from our third quarter 1999 public offering of Senior Notes and common stock to fund capital expenditures in 2000.

     Capital Expenditures. In 2000, our capital expenditures of approximately $173.3 million were spent as follows:

     Domestic Activities:
      o  $90.3 million, or 52%, on developmental drilling;
      o  $33.4  million,   or  19%,  for  producing   properties   acquisitions,
         approximately half of which was for the purchase of property interests from partnerships managed by us, with the other half purchased from a third party;
      o  $16.3  million,   or  9%,  on  domestic  prospect  costs,   principally
         leasehold,  seismic,  and geological costs;
      o  $15.5 million, or 9%, on exploratory drilling;
      o  $1.4 million, or 1%, for fixed assets;
      o $0.8 million, or less than 1%, on two gas processing plants in the Brookeland and Masters Creek areas; and
      o  $0.2 million, or less than 1%, on field compression facilities.

      New Zealand Activities:

      o $7.6 million, or 4%, on developmental drilling to further delineate the Rimu area;
      o $4.5 million, or 3%, on prospect costs, principally seismic and geological costs;
      o  $2.1 million, or 1%, for exploratory drilling;
      o  $1.1 million,  or 1%, on the initial  stages of production  facilities;
         and
      o $0.1 million, or less than 1%, for fixed assets, principally a field office and warehouse.

     In 2000, we participated in drilling 61 development wells and nine exploratory wells, of which 54 development wells and five exploratory wells were successes. Two of the development wells were drilled in New Zealand to delineate the Rimu area, both of which were successful. Our $55.5 million of unproved property costs not being amortized is indicative of our inventory of developmental and exploratory acreage to sustain drilling activity for future growth.

     Capital expenditures for 2001 are estimated to be approximately $173.8 million. Approximately $97.8 million of the 2001 budget is allocated to domestic drilling, primarily development drilling in the AWP Olmos, Brookeland, and Masters Creek areas, and exploratory drilling in the Gulf Coast Basin. In New Zealand, approximately $17.7 million of the 2001 budget is allocated to development and exploration drilling, with another $14.5 million expected to be spent primarily for production facilities. In 2001, we anticipate drilling 39 development wells and 10 exploratory wells domestically, along with four wells in New Zealand. Approximately $33.8 million is targeted towards the acquisition of producing properties. The remaining $20.1 million will be used primarily for domestic leasehold, seismic, and geological costs, while approximately $3.7 million is budgeted for such costs in New Zealand. Dispositions of approximately $13.8 million are anticipated.

     We believe that the anticipated internally generated cash flows for 2001, together with bank borrowings under our credit facility, will be sufficient to finance the costs associated with our currently budgeted 2001 capital expenditures.

     Our capital expenditures were approximately $78.1 million in 1999 and $183.8 million in 1998. During 1998, we used $138.3 million of bank borrowings, along with internal cash flows of $54.2 million, to fund capital expenditures. During 1999, we primarily used internally generated cash flows of $73.6 million to fund capital expenditures of $78.1 million. Our capital expenditures in 1999 included:

      o  $34.0 million, or 44%, on developmental drilling;
      o $20.6 million, or 26%, on producing properties acquisitions, almost all of which was for the purchase of additional working interests in the Masters Creek area;
      o $10.4 million, or 13%, on prospect costs, principally leasehold, seismic, and geological costs;
      o $10.0 million, or 13%, on exploratory drilling, $5.9 million of which was in New Zealand;
      o $1.6 million, or 2%, on two gas processing plants in the Brookeland and Masters Creek areas;
      o  $1.3 million, or 2%, on fixed assets; and
      o  $0.2 million, or less than 1%, on field compression facilities.

     In 1999, we participated in drilling 22 development wells and five exploratory wells, of which 19 development wells and two exploratory wells were successes. Two of the exploratory wells were drilled in New Zealand. The first well in New Zealand, in which we had a 7.5% working interest, was drilled by another operator and was temporarily abandoned. The second well, the Rimu-A1, which Swift drilled as operator with a 90% working interest, was successful.

Results of Operations

     Revenues. Our revenues in 2000 increased by 73% over revenues in 1999 due to increases in oil and gas sales.

     Oil and gas sales revenues in 2000 increased by 74%, or $80.2 million, over those revenues for 1999. Our net sales volumes in 2000, including the volumetric production payment associated with each year's production, decreased by 1%, or
0.5 Bcfe, over net sales volumes in 1999. Average prices received for oil increased from $16.75 per Bbl in 1999 to $29.35 per Bbl in 2000. Average gas prices received increased from $2.40 per Mcf in 1999 to $4.24 per Mcf in 2000.

     In 2000, our $80.2 million increase in oil and gas sales resulted from:

      o Price variances that had an $81.7 million favorable impact on sales, $31.1 million of which was attributable to the 75% increase in average oil prices received and $50.6 million of which was attributable to the 77% increase in average gas prices received; and

      o Volume variances that had a $1.5 million unfavorable impact on sales, with $1.6 million of decreases coming from the 93,000 Bbl decrease in oil sales volumes, partially offset by an increase of $0.1 million from the 40,000 Mcf increase in gas sales volumes.

     Revenues in 1999 increased by 34% over 1998 revenues. In 1999, oil and gas sales revenues increased by 36%, or $28.8 million, over those revenues in 1998. In 1999, net sales volumes increased by 10%, or 3.8 Bcfe, over net sales volumes in 1998. Average oil prices received went from $11.86 per Bbl in 1998 to $16.75 per Bbl in 1999, and average gas prices received increased from $2.08 per Mcf in 1998 to $2.40 per Mcf in 1999.

     In 1999, our $28.8 million increase in oil and gas sales resulted from:

      o Price variances that had a $21.3 million favorable impact on sales, $12.6 million of which was attributable to the 41% increase in average oil prices received and $8.7 million of which was attributable to the 15% increase in average gas prices received; and

      o Volume variances that added $7.5 million of sales, with $9.0 million of increases coming from the 0.8 MMBbl increase in oil sales volumes, partially offset by a decline of $1.5 million from the 0.7 Bcf decrease in gas sales volumes.

     The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four domestic core areas in 2000 and 1999:

                                     Revenues                Net Sales Volume
                                   (In millions)                   (Bcfe)
                                -------------------         --------------------
                 Area            2000        1999            2000         1999
           ----------------    -------      -------        --------      -------
           AWP Olmos            $56.6        $31.5           13.5          13.1
           Brookeland           $20.3        $14.6            4.5           5.6
           Giddings             $12.5        $ 8.7            3.1           3.8
           Masters Creek        $89.2        $48.5           18.7          17.6

     We scaled back our budgeted 1999 capital expenditures from budgeted amounts in prior years in response to commodity price decreases experienced in the latter part of 1998 and first half of 1999. Drilling activity then resumed at an increased pace as commodity prices rebounded in 2000. However, due to the decrease in the 1999 capital expenditures budget and the resulting curtailment of drilling, we drilled 27 gross wells in 1999 as compared to 75 in 1998 and 70 in 2000. Thus, the natural production declines in the Giddings and the Brookeland areas were not offset by newly developed production.

     The following table provides additional information regarding our oil and gas sales:

                                  Net Sales Volume                   Average Sales Price
                        ------------------------------------        ---------------------
                          Oil         Gas          Combined           Oil           Gas
                         (MBbl)      (Bcf)          (Bcfe)           (Bbl)         (Mcf)
                        --------    --------     -----------        --------      -------
     1998:
     First Qtr.            195         5.8             7.0            $12.61        $2.28
     Second Qtr.           190         6.2             7.3            $11.20        $2.20
     Third Qtr.            696         8.1            12.2            $11.94        $1.93
     Fourth Qtr.           720         8.1            12.5            $11.74        $2.00
                        --------    --------     -----------
          1998           1,801        28.2            39.0            $11.86        $2.08

     1999:
     First Qtr.            728         7.2            11.6            $10.87        $1.82
     Second Qtr.           644         6.7            10.6            $15.25        $2.05
     Third Qtr.            612         6.9            10.5            $18.46        $2.84
     Fourth Qtr.           581         6.7            10.2            $23.99        $2.91
                        --------    --------     -----------
          1999           2,565        27.5            42.9            $16.75        $2.40

     2000:
     First Qtr.            653         6.6            10.6            $27.35        $2.93
     Second Qtr.           650         6.9            10.8            $27.55        $3.99
     Third Qtr.            591         7.0            10.5            $30.68        $4.39
     Fourth Qtr.           578         7.0            10.5            $32.26        $5.55
                        --------    --------     -----------
          2000           2,472        27.5            42.4            $29.35        $4.24


     Revenues from our oil and gas sales comprised 99% of total revenues for 2000, 98% of total revenues for 1999, and 97% of total revenues for 1998. Natural gas production made up 65% of our production volumes in 2000, 64% in 1999, and 72% in 1998.

     Costs and Expenses. Our general and administrative expenses in 2000 increased $1.1 million, or 24%, from the level of such expenses in 1999, while 1999 general and administrative expenses increased $0.6 million, or 17%, over 1998 levels. These increases reflect the increase in our corporate activities. Our general and administrative expenses per Mcfe produced increased to $0.13 per Mcfe in 2000 from $0.10 per Mcfe in both 1999 and 1998. The portion of supervision fees netted from general and administrative expenses was $3.4 million for 2000, $3.2 million for 1999, and $2.7 million for 1998.

     Depreciation, depletion, and amortization of our assets, or DD&A, increased $5.4 million, or 13%, in 2000 from 1999, while 1999 DD&A increased $3.0 million, or 8%, from 1998 levels. This was primarily due to additions in our reserves and increased associated costs in 2000 over 1999, while in the 1999 period it was primarily due to the 10% increase in production over 1998. Our DD&A rate per Mcfe of production was $1.13 in 2000, $0.99 in 1999, and $1.01 in 1998,
reflecting variations in per unit cost of reserves additions.

     Our production costs in 2000 increased $9.6 million, or 49%, over such expenses in 1999, while those expenses in 1999 increased $6.5 million, or 50%, over 1998 costs. Our production costs per Mcfe produced were $0.69 in 2000, $0.46 in 1999, and $0.34 in 1998. The portion of supervision fees netted from production costs was $3.4 million for 2000, $3.2 million for 1999, and $2.7 million for 1998. While our production costs increased 49% in 2000, our oil and gas sales increased 74%. That increase in oil sales had a direct impact on the increase in production costs, as severance taxes have a direct correlation to sales and were $4.9 million higher in 2000. Also, the increase in commodity prices brought increased demand, and therefore competition, for field services that resulted in an increase in the cost of those services. Remedial well work and workover costs increased $1.2 million over 1999 levels. In the Masters Creek area, salt-water disposal charges, which increased $0.4 million over 1999 charges, increased as the volume of water associated with that production increased. Also in the Masters Creek area, production chemical costs increased $0.6 million as we began our scale inhibitor program in that area.

     The 50% increase in our production costs during 1999 relates to the 10% increase in production volumes in 1999 over 1998. The higher percentage increase in costs was due to planned increases in remedial well work, increased severance taxes, and increased ad valorem taxes. The increase in severance taxes was partially due to the increase in oil and gas prices received in 1999 when compared to 1998. Also, severance taxes increased on certain wells in the Masters Creek area as the gas severance tax exemption they had received from Louisiana expired once they had been in production for more than two years or once payout of the well occurred. The ad valorem tax increase resulted from wells we drilled in the first half of 1998 and wells drilled in 1998 that we acquired in the Brookeland and Masters Creek acquisition as those wells were subject to ad valorem taxes for the first time at the beginning of 1999.

     Interest expense on our Senior Notes issued in July 1999, including amortization of debt issuance costs, totaled $13.1 million in 2000 and $5.3 million in 1999. Interest expense on our Convertible Notes due 2006, including amortization of debt issuance costs, totaled $7.4 million in 2000 and $7.5 million in each of the years 1999 and 1998. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.7 million in 2000, $6.1 million in 1999, and $5.6 million in 1998. The total interest expense in 2000 was $21.2 million, of which $5.2 million was capitalized. The 1999 total interest expense was $18.9 million, of which $4.5 million was capitalized. The 1998 total interest expense was $13.1 million, of which $4.4 million was capitalized. We capitalize that portion of interest related to our exploration, partnership, and foreign business development activities. The increase in interest expense in 2000 was attributed to the replacement of our bank borrowings in August 1999 with the Senior Notes that carry a higher interest rate. The increase in interest expense in 1999 was attributed to the increase in amounts outstanding to fund our 1998 capital expenditures, which included the Brookeland and Masters Creek areas acquisition in the third quarter of 1998, and to the higher interest rate on our new Senior Notes when compared to our credit facility.

     In the fourth quarter of 2000, we took a $0.6 million non-recurring loss on the early extinguishment of debt (net of taxes), as discussed in Note 4 to the Consolidated Financial Statements. We called our Convertible Notes for redemption effective December 26, 2000. Holders of approximately $100.0 million of the Convertible Notes elected to convert their notes into shares of our common stock. Holders of the remaining $15.0 million of the Convertible Notes elected to redeem their notes for cash plus accrued interest. This cash redemption resulted in this non-recurring item.

     In the third quarter of 1998, we took a non-cash write-down of oil and gas properties, as discussed in Note 1 to the Consolidated Financial Statements. Lower prices for both oil and natural gas at September 30, 1998, necessitated a pre-tax domestic full-cost ceiling write-down of $77.2 million, or $50.9 million after tax. Also, in the third quarter of 1998, we re-evaluated the capitalized unproved properties costs in Russia of $10.8 million and in Venezuela of $2.8 million, which resulted in a separate non-cash pre-tax charge to earnings of $13.6 million, or $9.0 million after tax. The combination of the non-cash domestic full-cost ceiling write-down and the non-cash foreign impairment charges resulted in a combined non-cash charge to earnings of $90.8 million pre-tax, or $59.9 million after tax.

     Net Income. Our income before extraordinary item in 2000 of $59.8 million was 210% higher, and Basic earnings per share ("Basic EPS") before extraordinary item of $2.82 were 164% higher than our 1999 net income of $19.3 million and Basic EPS of $1.07. These increases reflected the effect of the 75% increase in average oil prices received and 77% increase in average gas prices received. Oil and gas prices rose each quarter and resulted in quarterly sequential increases in earnings. The lower percentage increase in Basic EPS reflects an 18% increase in weighted average shares outstanding in 2000, primarily due to our third-quarter 1999 public sale of 4.6 million shares of common stock.

     Our net income in 1999 of $19.3 million was 65% higher and Basic EPS of $1.07 was 51% higher than 1998 income before the non-cash write-down of oil and gas properties of $11.7 million and Basic EPS of $0.71. These increases reflected the effect of the 10% increase in production volumes, the 41% increase in oil prices, and the 15% increase in gas prices. Oil and gas prices rose rapidly in the third and fourth quarters of 1999, as reflected by last half net income making up 77% of net income for the year. The lower percentage increase in Basic EPS reflected a 10% increase in weighted average shares outstanding in 1999, primarily due to our third-quarter public sale of 4.6 million shares of common stock.


Forward Looking Statements

     The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements may pertain to, among other things, financial results, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters, and competition. Such forward-looking statements generally are accompanied by words such as "plan," "future," "estimate," "expect," "budget," "predict," "anticipate," "projected," "should," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates, and assumptions, upon current market conditions, and upon engineering and geologic information available at this time, and is subject to change and to a number of risks and uncertainties, and, therefore, actual results may differ materially. Among the factors that could cause actual results to differ materially are: volatility in oil and natural gas prices, internationally or in the United States; availability of services and supplies; fluctuations of the prices received or demand for our oil and natural gas; the uncertainty of drilling results and reserve estimates; operating hazards; requirements for capital; general economic conditions; changes in geologic or engineering information; changes in market conditions; competition and government regulations; as well as the risks and uncertainties discussed herein, and set forth from time to time in our other public reports, filings, and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

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

     Our price risk program permits the utilization of agreements and financial instruments (such as futures, forward and options contracts, and swaps) to mitigate price risk associated with fluctuations in oil and natural gas prices. Below is a description of the financial instruments we have utilized to hedge our exposure to price risk.

   o Price Floors - Costs and any benefits derived from price floors were recorded as a reduction or increase, as applicable, in oil and gas sales revenues. The costs to purchase put options were amortized over the option period. Below is a summary of the utilization of price floors for the years ending December 31, 2000, 1999, and 1998.
      o The costs related to 2000 hedging activities totaled approximately $1,083,000, with benefits of approximately $579,000 being received, resulting in a net cash outlay of approximately $504,000, or $0.012 per Mcfe. The costs related to the open contracts as of December 31, 2000, totaled approximately $823,000, which is our maximum exposure under these contracts. These open contracts covering production for 2001, had a fair market value of approximately $209,000 at that date. Each of these contracts expire on or before March 31, 2001.
      o The costs related to 1999 hedging activities totaled approximately $909,000, with benefits of approximately $348,000 being received, resulting in a net cash outlay of approximately $561,000, or $0.013 per Mcfe. The costs related to the open contracts as of December 31, 1999, totaled approximately $98,000 and had a fair market value of $112,500.
      o The costs related to 1998 hedging activities totaled approximately $377,000, with benefits of approximately $101,000 being received, resulting in a net cash outlay of approximately $276,000, or $0.007 per Mcfe.

   o Participating Collars - During the fourth quarter of 1999, we entered into participating collars to hedge oil production through June 2000. Below is a summary of the collar arrangements for 2000. The participating collars were designated as hedges, and realized losses were recognized in oil and gas revenues when the associated production occurred.
      o We hedged 100,000 Bbls of oil per month for the months January through June 2000, with a floor price of $19.00 per Bbl and a ceiling price of $23.60 per Bbl, whereby we participate in 75% of any amount above the $23.60 ceiling price. These participating collars closed with our recording a loss of approximately $610,000, or $0.014 per Mcfe produced. There were no open participating collars at year-end 2000.

     Our adoption of SFAS No. 133, as amended, is discussed in Note 1 to the Consolidated Financial Statements.

     Interest Rate Risk. Our Senior Notes have a fixed interest rate, so consequently we are not exposed to cash flow or fair value risk from market interest rate changes on our Senior Notes. At December 31, 2000, we had $10.6 million borrowed under our credit facility, which is subject to floating rates, and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 95 basis points and would impact 2001 cash flows by approximately $0.1 million.

     Financial Instruments & Debt Maturities. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2000 and 1999, and were determined based upon interest rates currently available to us for borrowings with similar terms. Based on quoted market prices as of the respective dates, the fair value of our Senior Notes was $115.1 million at December 31, 2000 and $117.9 million at December 31, 1999, and the fair value of our Convertible Notes was $89.7 million at December 31, 1999. Our credit facility with the banks expires August 18, 2002. Our $125.0 million Senior Notes mature on August 1, 2009.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants..................................27

Consolidated Balance Sheets...............................................28

Consolidated Statements of Income.........................................29

Consolidated Statements of Stockholders' Equity...........................30

Consolidated Statements of Cash Flows.....................................31

Notes to Consolidated Financial Statements................................32

  1.  Summary of Significant Accounting Policies..........................32
  2.  Earnings Per Share..................................................35
  3.  Provision for Income Taxes..........................................36
  4.  Long-Term Debt .....................................................37
  5.  Commitments and Contingencies.......................................38
  6.  Stockholders' Equity................................................38
  7.  Related-Party Transactions..........................................41
  8.  Foreign Activities..................................................41
  9.  Acquisition of Properties...........................................42

Supplemental Information (Unaudited)......................................43

Report of Independent Public Accountants

To the Stockholders and Board of Directors of Swift Energy Company:

     We have audited the accompanying consolidated balance sheets of Swift Energy Company (a Texas corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                ARTHUR ANDERSEN LLP



Houston, Texas
February 19, 2001

Consolidated Balance Sheets
Swift Energy Company and Subsidiaries

                                                                                      December 31,
                                                                                 2000               1999
                                                                            ---------------   ----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                              $     1,986,932   $     22,685,648
     Accounts receivable-
          Oil and gas sales                                                      26,939,472         15,634,019
          Associated limited partnerships and joint ventures                      2,685,003          5,359,596
          Joint interest owners                                                   7,181,974          5,550,048
     Other current assets                                                         3,079,498          1,376,177
                                                                            ---------------   ----------------
             Total Current Assets                                                41,872,879         50,605,488
                                                                            ---------------   ----------------

Property and Equipment:
     Oil and gas, using full-cost accounting
          Proved properties                                                     753,426,124        573,360,199
          Unproved properties                                                    55,512,872         57,662,739
                                                                            ---------------   ----------------
                                                                                808,938,996        631,022,938
     Furniture, fixtures, and other equipment                                     8,873,266          7,778,571
                                                                            ---------------   ----------------
                                                                                817,812,262        638,801,509
     Less - Accumulated depreciation, depletion, and amortization              (290,725,112)      (242,966,019)
                                                                            ---------------   ----------------
                                                                                527,087,150        395,835,490
                                                                            ---------------   ----------------
Other Assets:
     Receivables from associated limited partnerships, net of current
          portion                                                                        --            628,228
     Deferred charges                                                             3,426,972          7,230,208
                                                                            ---------------   ----------------
                                                                                  3,426,972          7,858,436
                                                                            ---------------   ----------------
                                                                            $   572,387,001   $    454,299,414
                                                                            ===============   ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities                               $    54,977,397   $     25,674,143
     Payable to associated limited partnerships                                   1,291,787            609,967
     Undistributed oil and gas revenues                                           8,055,587          7,785,975
                                                                            ---------------   ----------------
               Total Current Liabilities                                         64,324,771         34,070,085
                                                                            ---------------   ----------------

Long-Term Debt                                                                  134,729,485        239,068,423
Deferred Revenues                                                                        --            576,658
Deferred Income Taxes                                                            41,178,590         10,180,131

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none
          outstanding                                                                    --                 --
     Common stock, $.01 par value, 35,000,000 shares authorized, 25,452,148 and 21,683,185 shares issued, and 24,608,344 and 20,823,729
          shares outstanding, respectively                                          254,521            216,832
     Additional paid-in capital                                                 293,396,723        191,092,851
     Treasury stock held, at cost, 843,804 and 859,456 shares,
          respectively                                                          (12,101,199)       (12,325,668)
     Retained earnings (deficit)                                                 50,604,110         (8,579,898)
                                                                            ---------------   ----------------
                                                                                332,154,155        170,404,117
                                                                            ---------------   ----------------
                                                                            $   572,387,001   $    454,299,414
                                                                            ===============   ================

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
Swift Energy Company and Subsidiaries

                                                                             Year Ended December 31,
                                                                    2000                1999                1998
                                                             --------------------------------------------------------
Revenues:
     Oil and gas sales                                       $    189,138,947     $     108,898,696    $   80,067,837
     Fees from limited partnerships and joint ventures                331,497               229,749           333,940
     Interest income                                                1,339,386               833,204           107,374
     Other, net                                                       815,116               709,358         1,960,070
                                                             ----------------     -----------------    --------------
                                                                  191,624,946           110,671,007        82,469,221
                                                             ----------------     -----------------    --------------

Costs and Expenses:
     General and administrative, net of reimbursement               5,585,487             4,497,400         3,853,812
     Depreciation, depletion, and amortization                     47,771,393            42,348,901        39,343,187
     Oil and gas production                                        29,220,315            19,645,740        13,138,980
     Interest expense, net                                         15,968,405            14,442,815         8,752,195
     Write-down of oil and gas properties                                  --                    --        90,772,628
                                                             ----------------     -----------------    --------------
                                                                   98,545,600            80,934,856       155,860,802
                                                             ----------------     -----------------    --------------

Income (Loss) Before Income Taxes and Extraordinary Item           93,079,346            29,736,151       (73,391,581)

Provision (Benefit) for Income Taxes                               33,265,480            10,449,577       (25,166,377)
                                                             ----------------     -----------------    --------------

Income (Loss) Before Extraordinary Item                      $     59,813,866     $      19,286,574    $  (48,225,204)
Extraordinary Loss on Early Extinguishment of Debt
     (net of taxes)                                                   629,858                    --                --
                                                             ----------------     -----------------    --------------
Net Income (Loss)                                            $     59,184,008     $      19,286,574    $  (48,225,204)
                                                             ================     =================    ==============

Per Share Amounts-
     Basic:   Income  (Loss) Before Extraordinary Item       $           2.82     $            1.07    $        (2.93)
              Extraordinary Loss                                         0.03                    --                --
                                                             ----------------     -----------------    --------------
              Net Income (Loss)                              $           2.79     $            1.07    $        (2.93)
                                                             ================     =================    ==============

     Diluted: Income (Loss) Before Extraordinary Item        $           2.53     $            1.07    $        (2.93)
              Extraordinary Loss                                         0.02                    --                --
                                                             ----------------     -----------------    --------------
              Net Income (Loss)                              $           2.51     $            1.07    $        (2.93)
                                                             ================     =================    ==============

Weighted Average Shares Outstanding                                21,244,684            18,050,106        16,436,972
                                                             ================     =================    ==============

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Swift Energy Company and Subsidiaries

                                                                                 Unearned
                                                  Additional                       ESOP          Retained
                                     Common        Paid-in        Treasury        Compen-        Earnings
                                    Stock (1)      Capital          Stock         sation         (Deficit)         Total
                                   ----------   --------------  -------------  -------------   --------------  --------------
Balance, December 31, 1997         $  168,470   $  147,542,977  $  (8,519,665) $    (150,055)  $   20,359,193  $  159,400,920

  Stock issued for benefit plans
     (20,032 shares)                      200          367,058             --             --               --         367,258
  Stock options exercised
     (84,757 shares)                      847          735,746             --             --               --         736,593
  Employee stock purchase plan
     (20,756 shares)                      208          317,340             --             --               --         317,548
  Stock dividend adjustment
     (16 shares)                           --              461             --             --             (461)             --
  Allocation of ESOP shares                --          (62,312)            --        150,055               --          87,743
  Purchase of 293,475 shares
     as treasury stock                     --               --     (3,322,219)            --               --      (3,322,219)
  Net loss                                 --               --             --             --      (48,225,204)    (48,225,204)
                                   ----------  --------------- -------------- --------------   --------------  --------------
Balance, December 31, 1998         $  169,725   $  148,901,270  $ (11,841,884) $          --   $  (27,866,472) $  109,362,639

  Stock issued for benefit plans
     (90,738 shares)                      224         (366,408)       978,956             --               --         612,772
  Stock options exercised
     (65,477 shares)                      655          461,102             --             --               --         461,757
  Employee stock purchase plan
     (22,771 shares)                      228          181,577             --             --               --         181,805
  Public stock offering
     (4,600,000 shares)                46,000       41,915,310             --             --               --      41,961,310
  Purchase of 246,500 shares
     as treasury stock                     --               --     (1,462,740)            --               --      (1,462,740)
  Net income                               --               --             --             --       19,286,574      19,286,574
                                   ----------   --------------  -------------  -------------   --------------  --------------
Balance, December 31, 1999         $  216,832   $  191,092,851  $ (12,325,668) $          --       (8,579,898) $  170,404,117

  Stock issued for benefit plans
     (46,632 shares)                      310          297,060        224,469             --               --         521,839
  Stock options exercised
     (543,450 shares)                   5,434        4,316,446             --             --               --       4,321,880
  Employee stock purchase plan
     (29,889 shares)                      299          297,414             --             --               --         297,713
  Subordinated notes conversion
     (3,164,644 shares)                31,646       97,392,952             --             --               --      97,424,598
  Net income                               --               --             --             --       59,184,008      59,184,008
                                   ----------   --------------  -------------  -------------   --------------  --------------
Balance, December 31, 2000         $  254,521   $  293,396,723  $ (12,101,199) $          --   $   50,604,110  $  332,154,155
                                   ==========   ==============  =============  =============   ==============  ==============

(1)$.01 par value.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Swift Energy Company and Subsidiaries

                                                                               Year Ended December 31,
                                                                ------------------------------------------------------
                                                                      2000                1999              1998
                                                                -----------------   -----------------  ---------------
Cash Flows from Operating Activities:
     Net income (loss)                                          $      59,184,008   $      19,286,574  $   (48,225,204)
     Adjustments to reconcile net income (loss) to net cash
             provided by operating activities-
          Depreciation, depletion, and amortization                    47,771,393          42,348,901       39,343,187
          Write-down of oil and gas properties                                 --                  --       90,772,628
          Deferred income taxes                                        33,413,626          10,435,115      (25,609,134)
          Deferred revenue amortization related to production
             payment                                                     (587,629)         (1,056,284)      (1,248,800)
          Other                                                         1,075,848             628,614          478,470
          Change in assets and liabilities-
             Increase in accounts receivable                          (14,308,274)         (2,889,530)      (2,129,360)
             Increase in accounts payable and accrued
               liabilities, excluding income taxes payable              1,601,042           4,850,036          689,347
             Increase in income taxes payable                              47,213                  --          177,883
                                                                -----------------   -----------------  ---------------
               Net Cash Provided by Operating Activities              128,197,227          73,603,426       54,249,017
                                                                -----------------   -----------------  ---------------

Cash Flows from Investing Activities:
     Additions to property and equipment                             (173,277,356)        (78,112,550)    (183,815,927)
     Proceeds from the sale of property and equipment                   3,844,375           4,531,935        1,533,112
     Net cash received (distributed) as operator of oil and gas
          properties                                                   19,769,213           5,995,842       (5,933,171)
     Net cash received (distributed) as operator of
          partnerships and joint ventures                               2,674,593            (433,114)      (1,559,537)
     Limited partnership formation and marketing costs                         --                  --         (619,970)
     Other                                                                 (1,329)           (131,135)        (113,716)
                                                                -----------------   -----------------  ---------------
               Net Cash Used in Investing Activities                 (146,990,504)        (68,149,022)    (190,509,209)
                                                                -----------------   -----------------  ---------------

Cash Flows from Financing Activities:
     Proceeds from (payments of) of long-term debt                    (15,203,000)        124,045,000               --
     Net proceeds from (payments of) bank borrowings                   10,600,000        (146,200,000)     138,285,000
     Net proceeds from issuances of common stock                        2,697,561          42,719,776        1,421,399
     Purchase of treasury stock                                                --          (1,462,740)      (3,322,219)
     Payments of debt  issuance costs                                          --          (3,501,441)        (540,671)
                                                                -----------------   -----------------  ---------------
               Net Cash Provided by (Used in) Financing
                 Activities                                            (1,905,439)         15,600,595      135,843,509
                                                                -----------------   -----------------  ---------------

Net Increase (Decrease) in Cash and Cash Equivalents            $     (20,698,716)  $      21,054,999  $      (416,683)

Cash and Cash Equivalents at Beginning of Year                         22,685,648           1,630,649        2,047,332
                                                                -----------------   -----------------  ---------------
Cash and Cash Equivalents at End of Year                        $       1,986,932   $      22,685,648  $     1,630,649
                                                                =================   =================  ===============

Supplemental Disclosures of Cash Flows Information:
Cash paid during year for interest, net of amounts capitalized  $      15,528,280   $       8,618,020  $     8,343,445
Cash paid during year for income taxes                          $              --   $              --  $        36,286

Non-Cash Financing Activity:
Conversion of convertible notes to common stock                 $      99,797,000   $              --  $            --

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Swift Energy Company and Subsidiaries

1.   Summary of Significant Accounting Policies

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Swift Energy Company (Swift) and our wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with a focus on U.S. onshore natural gas reserves as well as onshore oil and natural gas reserves in New Zealand. Our investments in associated oil and gas partnerships and joint ventures are accounted for using the proportionate consolidation method, whereby our proportionate share of each entity's assets, liabilities, revenues, and expenses are included in the appropriate classifications in the consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the consolidated statements. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

     Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis, based on current economic conditions, and are amortized to expense as our capitalized oil and gas property costs are amortized. The vast majority of our properties are onshore, and historically the salvage value of the tangible equipment offsets our site restoration and dismantlement and abandonment costs. We expect that this relationship will continue in the future.

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

     The cost of unproved properties not being amortized is assessed quarterly, on a country-by-country basis, to determine whether such properties have been impaired. In determining whether such costs should be impaired, our management evaluates, among other factors, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, the political stability in the countries in which we have an investment, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized, if any. To the extent costs accumulated in countries where there are no proved reserves, any costs determined by management to be impaired are charged to income.

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

     Russia and Venezuela Write-downs. During the third quarter of 1998, as we do every reporting period, we evaluated all of our foreign unevaluated properties (a detailed description of which is included in Note 8 to the Consolidated Financial Statements), especially in light of the then increased volatility in the oil and gas markets, international uncertainty, and turmoil in the world capital markets.

     The increased volatility in the oil and gas markets affected our cash flows available for further exploration and forced us to scale back our capital expenditures budget. All of this was further accentuated in Venezuela by the economic crisis there, the results of which were to diminish the availability of financing in international markets for Venezuelan projects and to worsen Venezuelan currency problems. Petroleos de Venezuela, S.A., layoffs, threatened oil worker strikes, reduced OPEC production allocations, and other third-quarter 1998 events highlighted the problems that the oil and gas industry was encountering in Venezuela. As a result of these and other factors, in the third quarter of 1998 we charged to income all $2.8 million of costs related to our Venezuelan oil and gas exploration activities.

     In addition, in the third quarter of 1998, we charged to income all $10.8 million of costs relating to our Russian activities. This impairment was attributed not only to the volatility in the oil and gas markets and the severe tightening of international credit markets discussed above, but also to the increased political instability in Russia and the August 1998 collapse of the Russian currency. We believed that the economic and political situation would result in the lack of capital to develop the reserves underlying our net profits interest in the near term. Although we continue to believe that our net profits interest is legally enforceable under international law, for all these reasons we did not believe that realistically we would be able to recover our investment in Russia in the foreseeable future. Because of this, we determined that we no longer had a reasonable basis to continue capitalization of the costs in our Russia cost center.

     The combination of the third-quarter 1998 domestic full-cost ceiling write-down and foreign activities impairment charges reduced before-tax earnings by $90.8 million ($59.9 million after tax).

     New Zealand. During the fourth quarter of 1998 and the second quarter of 1999, we charged to income as additional depreciation, depletion, and amortization costs our portion of drilling costs associated with an unsuccessful exploratory well in each quarter drilled by other operators in New Zealand. These costs were $400,000 in 1998 and $290,000 in 1999.

     Because of the delineation of our 1999 Rimu discovery with two successful delineation wells drilled in 2000, proved reserves have been recognized in New Zealand at December 31, 2000. Commencing in the fourth quarter of 2000, at the end of each quarterly reporting period, a separate calculation of the Ceiling Test will be made for New Zealand in the same manner as the calculation for domestic properties as described above. Once production is established in New Zealand, the provision for depreciation, depletion, and amortization of oil and gas properties will be calculated on the unit-of-production method as described above.

     Oil and Gas Revenues. Gas revenues are reported using the entitlement method in which we recognize our ownership interest in natural gas production as revenue. If our sales exceed our ownership share of production, the differences are reported as deferred revenues. Natural gas balancing receivables are reported when our ownership share of production exceeds sales. As of December 31, 2000, we did not have any material natural gas imbalances.

     Deferred Charges. Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the public offering in November 1996 of our 6.25% Convertible Subordinated Notes (the "Convertible Notes") and with the public offering in August 1999 of our 10.25% Senior Subordinated Notes (the "Senior Notes") were capitalized and are amortized over the life of each of the respective note offerings. The Convertible Notes were called for redemption effective December 26, 2000, and the balance of their unamortized issuance costs at that time of $3,046,181 was either transferred to the common stock equity accounts ($2,643,476) for the portion of the Convertible Notes converted into common stock at the election of those note holders, or recorded, net of taxes, as Extraordinary Loss on Early Extinguishment of Debt ($402,705) for the portion of the Convertible Notes redeemed for cash. The Senior Notes mature on August 1, 2009, and the balance of their issuance costs at December 31, 2000, was $3,199,214, net of accumulated amortization of $302,227. The issuance costs associated with our revolving credit facility, which closed in August 1998, have been capitalized and are being amortized over the life of the facility, which will extend until August 2002. The balance of these issuance costs at December 31, 2000, was $227,758, net of accumulated amortization of $330,936.

     Limited Partnerships and Joint Ventures. We formed 88 limited partnerships between 1984 and 1995 to acquire interests in producing oil and gas properties and 13 partnerships between 1993 and 1998 to drill for oil and gas. In all of these partnerships, Swift paid for varying percentages of the capital or front-end costs and continuing costs of the partnerships and, in return, received differing percentage ownership interests in the partnerships, along with reimbursement of costs and/or payment of certain fees. At year-end 2000, we continue to serve as managing general partner of 80 of these various partnerships, and during fiscal 2000 approximately 4.7% of our total oil and gas sales was attributable to our interests in those partnerships.

     During 1997 and 1998, eight drilling partnerships formed between 1979 and 1985 and 21 of the production purchase partnerships sold their properties and were dissolved, in each case following a vote of the investors in the particular partnerships approving such liquidations. Between 1999 and 2001, the investors in all but six of the remaining partnerships voted to sell the properties or their interests in the partnership and dissolve. We anticipate that the liquidation and dissolution of these 74 partnerships should be substantially completed by the end of 2001. The remaining six partnerships will continue to operate.

     Price Risk Management Activities. Our revenues are derived from sales of our oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results. To mitigate some of this risk, we do engage periodically in certain limited hedging activities, which include buying protection price floors and entering into participating collars for portions of our oil and natural gas production. These derivative financial instruments are placed with major financial institutions that we believe present minimum credit risk. Costs and any benefits derived from the price floors were recorded as a reduction or an increase, as applicable, in oil and gas sales revenues. The costs to purchase put options were amortized over the option period. The participating collars were designated as hedges and realized gains or losses were recognized in oil and gas revenues when the associated production occurred.

     The costs relating to 2000 hedging activities on the price floors totaled approximately $1,083,000 with benefits of approximately $579,000 being received, resulting in a net cash outflow of $504,000, or $0.012 per Mcfe produced. Participating collars covering oil for the first six months of 2000 closed with a loss of approximately $610,000, or $0.014 per Mcfe produced.

     The costs related to open price floor contracts as of December 31, 2000, totaled approximately $823,000, which is our maximum exposure under these contracts. These open contracts, covering 2001 production, had a fair market value of approximately $209,000 at that date. These contracts expire on or before March 31, 2001. There are no open participating collars at this time. Beginning January 1, 2001, our adoption of SFAS No. 133, as amended, is described below.

     Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws.

     Deferred Revenues. In May 1992, we purchased interests in certain wells using funds provided by our sale of a volumetric production payment in these properties to Enron. We delivered the last remaining volumes under this arrangement in October 2000. Under the production payment agreement, we were required to deliver to Enron approximately 9.5 Bcf at an average price of $1.115 per MMBtu. We received all proceeds from the sale of excess gas at current market prices plus all proceeds from the sale of oil or condensate. In fiscal periods where volumes remained to be delivered under this arrangement, those volumes were not included in our proved reserves. Net proceeds from the sale of the production payment were recorded as deferred revenues. Deliveries under the production payment agreement were recorded as oil and gas sales revenues with a corresponding reduction of deferred revenues.

     Cash and Cash Equivalents. We consider all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

     Credit Risk Due to Certain Concentrations. We extend credit, primarily in the form of monthly oil and gas sales and joint interest owners receivables, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which we extend credit. During 2000, oil and gas sales to subsidiaries of Eastex Crude Company were $47.4 million, or 25.7% of our oil and gas sales, while sales to subsidiaries of PG&E Energy Trading Corporation were $21.2 million, or 11.5% of oil and gas sales. During 1999, oil and gas sales to subsidiaries of Eastex Crude Company were $21.7 million, or 19.4% of our oil and gas sales. During 1998, oil and gas sales to subsidiaries of PG&E Energy Trading Corporation were $13.0 million, or 16.2% of oil and gas sales, and to Aquila Southwest Pipeline Corporation were $8.0 million, or 10.0% of sales. Beginning in December 2000, the subsidiaries of PG&E Energy Trading Corporation to which we make sales were sold to subsidiaries of El Paso Corporation. All receivables from PG&E have been collected.

     Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2000 and 1999, and were determined based upon interest rates currently available to us for borrowings with similar terms. Based on quoted market prices as of the respective dates, the fair values of our Senior Notes were $115.1 million and $117.9 million at December 31, 2000 and 1999, respectively, and the fair value of our Convertible Notes was $89.7 million at December 31, 1999. The carrying value of our Senior Notes was $124.1 million at both December 31, 2000 and 1999, and the carrying value of our Convertible Notes was $115.0 million at December 31, 1999.

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item in the income statements and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000.

     We have a policy to use derivative instruments, mainly the buying of protection price floors, to protect against price declines in oil and gas prices. We currently believe that such derivatives would qualify for hedge accounting under SFAS No.133, as amended. We do not plan to designate our open contracts at December 31, 2000, for special hedge accounting treatment, and instead plan to mark them to market through earnings. The adoption of this standard beginning January 1, 2001, will result in a Cumulative Effect of a Change in Accounting Principle of approximately $0.4 million, net of taxes, in the first quarter of 2001. This results from the change between the costs of those contracts when purchased and their fair market value at December 31, 2000. We feel that there will not be a material change in our financial position and results of operations as a result of this new standard, since the costs to purchase such floors are our maximum loss exposure. However, the market value and timing of accounting for such costs under SFAS No. 133, as amended, may result in increased earnings volatility between interim reporting periods.

 2. Earnings Per Share

     Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods. The calculation of diluted earnings per share ("Diluted EPS") for all periods assumes conversion of our Convertible Notes as of the beginning of the respective periods and the elimination of the related after-tax interest expense and assumes, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method. The assumed conversion of our Convertible Notes has been excluded from the calculation of Diluted EPS for the 1999 and

1998 periods, as they would have been antidilutive. Certain of our stock options that would potentially dilute Basic EPS in the future were also antidilutive for the 1999 and 1998 periods.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the years ended December 31, 2000, 1999, and 1998:

                                    2000                               1999                                   1998
                          --------------------------------- ---------------------------------  ------------------------------------
                                                      Per                               Per                                  Per
                               Net                   Share       Net                   Share        Net                     Share
                             Income       Shares     Amount     Income      Shares     Amount       Loss        Shares      Amount
                          ------------ -----------  ------- ------------ -----------  -------  -------------  -----------  --------
Basic EPS:
  Net Income (Loss) and
    Share Amounts         $ 59,184,008  21,244,684  $  2.79 $ 19,286,574  18,050,106  $  1.07  $ (48,225,204)  16,436,972  $  (2.93)
Dilutive Securities:
  6.25% Convertible Notes    4,772,418   3,546,933                    --          --                      --           --
  Stock Options                     --     713,112                    --      42,365                      --           --
                          ------------ -----------          ------------ -----------           -------------  -----------
Diluted EPS:
  Net Income (Loss) and
  Assumed Share
  Conversions             $ 63,956,426  25,504,729  $  2.51 $ 19,286,574  18,092,471  $  1.07  $ (48,225,204)  16,436,972  $  (2.93)
                          ============ ===========          ============ ===========           =============  ===========


3. Provision for Income Taxes

The following is an analysis of the consolidated income tax provision (benefit):


                                       Year Ended December 31,
                       --------------------------------------------------------
                            2000                   1999                1998
                       ----------------       --------------     --------------
     Current           $        (29,000)      $      (11,819)    $      214,169
     Deferred                33,294,480           10,461,396        (25,380,546)
                       ----------------       --------------     --------------
     Total             $     33,265,480       $   10,449,577     $  (25,166,377)
                       ================       ==============     ==============



There are differences between income taxes computed using the federal statutory rate (35% for 2000, 1999, and 1998) and our effective income tax rates (35.7%, 35.1%, and 34.3% for 2000, 1999, and 1998, respectively), primarily as the result of state income taxes and certain tax credits available to us. Reconciliations of income taxes computed using the statutory rate to the effective income tax rates are as follows:

                                                     2000               1999               1998
                                                ---------------     -------------     ---------------
Income taxes computed at federal statutory rate $    32,577,772     $  10,407,653     $   (25,687,053)
State tax provisions, net of federal benefits           775,850            (7,801)             23,949
Nonconventional fuel source credit                           --                --            (287,000)
Depletion deductions in excess of basis                      --                --             (42,500)
Other, net                                              (88,142)           49,725             826,227
                                                ---------------     -------------     ---------------
Provision (benefit) for income taxes            $    33,265,480     $  10,449,577     $   (25,166,377)
                                                ===============     =============     ===============

     The tax effects of temporary differences representing the net deferred tax liability (asset) at December 31, 2000 and 1999, were as follows:


                                                2000                 1999
                                         -----------------     ----------------
Deferred tax assets:
   Alternative minimum tax credits       $      (1,979,399)    $     (1,979,399)
   Net operating loss carry forward            (16,194,060)         (11,560,000)
   Other                                                --             (237,587)
                                         -----------------     ----------------
      Total deferred tax assets          $     (18,173,459)    $    (13,776,986)

Deferred tax liabilities:
   Oil and gas properties                $      59,097,793     $     23,520,417
   Other                                           254,256              436,700
                                         -----------------     ----------------

      Total deferred tax liabilities     $      59,352,049     $     23,957,117
                                         -----------------     ----------------
Net deferred tax liability               $      41,178,590     $     10,180,131
                                         =================     ================


     As of December 31, 2000, we had $47.5 million of net operating loss carry forwards, which expire as follows: $26.2 million, $20.1 million, and $1.2 million in 2013, 2014, and 2015, respectively.

     We did not record any valuation allowances against deferred tax assets at December 31, 2000 and 1999.

     At December 31, 2000, we had alternative minimum tax credits of $1,979,399 that carry forward indefinitely and are available to reduce future regular tax liability to the extent they exceed the related tentative minimum tax otherwise due.

4. Long-Term Debt

     Our long-term debt as of December 31, 2000 and 1999, is as follows:

                                         2000                  1999
                                  ----------------      ----------------
     Bank Borrowings              $     10,600,000      $             --
     Convertible Notes                          --           115,000,000
     Senior Notes                      124,129,485           124,068,423
                                  ----------------      ----------------
               Long-Term Debt     $    134,729,485      $    239,068,423
                                  ================      ================


     Bank Borrowings. At December 31, 2000, we had outstanding borrowings of $10.6 million under our $250.0 million credit facility with a syndicate of eight banks which has a borrowing base of $200 million. At December 31, 1999, we had no borrowings under our credit facility. The interest rate is either (a) the lead bank's prime rate (9.5% at December 31, 2000) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Of the $10.6 million borrowed at December 31, 2000, $5.0 million was borrowed at the LIBOR rate plus applicable margin (7.8875% at December 31, 2000).

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

     Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $654,936 in 2000, $6,107,270 in 1999, and $5,575,505 in 1998.

     Convertible Notes. In November 1996, we sold $115 million of 6.25% Convertible Subordinated Notes due 2006. The Convertible Notes were unsecured and convertible into common stock of Swift at the option of the holders at an adjusted conversion price of $31.534 per share. Interest on the notes was payable semiannually, on May 15 and November 15. On December 11, 2000, we called for the redemption of our Convertible Notes effective December 26, 2000 at 103.75% of their principal amount. Holders of approximately $100.0 million of the Convertible Notes elected to convert their notes into 3,164,644 shares of our common stock. Holders of the remaining $15.0 million of the Convertible Notes elected to redeem their notes for cash plus accrued interest. This cash redemption resulted in our recognizing an Extraordinary Loss on the Early Extinguishment of Debt (net of taxes) of $0.6 million, or $1.0 million before taxes.

     Interest expense on the Convertible Notes, including amortization of debt issuance costs, totaled $7,426,599 in 2000, $7,569,361 in 1999, and $7,544,650
in 1998.

     Senior Notes. Our Senior Notes consist of $125,000,000 of 10.25% Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The Senior Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually, on February 1 and August 1, and commenced with the first payment on February 1, 2000. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. In addition, prior to August 1, 2002, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 110.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

     Interest expense on the Senior Notes, including amortization of debt issuance costs and discount, totaled $13,092,127 in 2000 and $5,303,266 in 1999.

5. Commitments and Contingencies

     Total rental and lease expenses were $1,255,474 in 2000, $1,272,497 in 1999, and $1,117,351 in 1998. Our remaining minimum annual obligations under non-cancelable operating lease commitments are $1,151,249 for 2001, $1,273,007 for 2002, $1,358,238 for 2003, $1,370,414 for 2004, and $228,402 for 2005.

     As of December 31, 2000, we were the managing general partner of 80 limited partnerships. Because we serve as the general partner of these entities, under state partnership law we are contingently liable for the liabilities of these partnerships, which liabilities are not material for any of the periods presented in relation to the partnerships' respective assets.

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

     In December 2000, the holders of approximately $100 million of our Convertible Notes converted such notes into 3,164,644 shares of our common stock, which resulted in an increase in our common stock capital accounts of approximately $97.4 million.

     Stock-Based Compensation Plans. We have two current stock option plans, the 2001 Omnibus Stock Compensation Plan, which was adopted by our board of directors in February 2001 and which is being submitted for shareholder approval at the 2001 Annual Meeting of Shareholders, and the 1990 non-qualified plan, as well as an employee stock purchase plan. No further grants will be made under the 1990 stock compensation plan.

     Under the 2001 plan, incentive stock options and other options and awards may be granted to employees to purchase shares of common stock. Under the 1990 plan, non-employee members of our board of directors may be granted options to purchase shares of common stock. Both plans provide that the exercise prices equal 100% of the fair value of the common stock on the date of grant. Unless otherwise provided, options become exercisable for 20% of the shares on the first anniversary of the grant of the option and are exercisable for an additional 20% per year thereafter. Options granted expire 10 years after the date of grant or earlier in the event of the optionee's separation from employment. At the time the stock options are exercised, the option price is credited to common stock and additional paid-in capital.

     On December 9, 1998, we canceled certain previously issued options under the 1990 stock compensation plan and reissued them at an option price that reflected current market value of our common stock as of that date. No compensation expense was recognized in 1998 as a result of this transaction.

     The employee stock purchase plan provides eligible employees the opportunity to acquire shares of Swift common stock at a discount through payroll deductions. The plan year is from June 1 to the following May 31. The first year of the plan commenced June 1, 1993. To date, employees have been allowed to authorize payroll deductions of up to 10% of their base salary during the plan year by making an election to participate prior to the start of a plan year. The purchase price for stock acquired under the plan is 85% of the lower of the closing price of our common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant. Under this plan, we have issued 29,889 shares at a price range of $8.40 to $10.57 in 2000, 22,771 shares at a price range of $5.21 to $11.00 in 1999, and 20,756 shares at a price range of $13.65 to $18.06 in 1998. The estimated weighted average fair value of shares issued under this plan was $4.25 in 2000, $4.74 in 1999, and $6.86 in 1998. As of December 31, 2000,
384,788 shares remained available for issuance under this plan. There are no charges or credits to income in connection with this plan.

     We account for our stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As all options were issued at a price equal to market price, no compensation expense has been recognized. Had compensation expense for these plans been determined based on the fair value of the options consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and earnings per share would have been reduced to the following pro forma amounts:


                                     2000            1999             1998
                                  -----------     -----------    ------------

Net Income (Loss)   As Reported   $59,184,008     $19,286,574    $(48,225,204)
                    Pro Forma     $56,531,665     $16,869,122    $(49,985,171)

Basic EPS:          As Reported         $2.79           $1.07          $(2.93)
                    Pro Forma           $2.66           $0.93          $(3.04)

Diluted EPS:        As Reported         $2.51           $1.07          $(2.93)
                    Pro Forma           $2.40           $0.93          $(3.04)



     Pro forma compensation cost reflected above may not be representative of the cost to be expected in future years.

     The following is a summary of our stock options under these plans as of December 31, 2000, 1999, and 1998:

                                                     2000                      1999                        1998
                                            ------------------------  -----------------------   -------------------------
                                                          Wtd. Avg.                 Wtd. Avg.                  Wtd. Avg.
                                              Shares     Exer. Price     Shares   Exer. Price      Shares     Exer. Price
                                            ------------------------  -----------------------   -------------------------
Options outstanding, beginning of period      2,148,511  $      9.08    2,266,146   $    9.03     1,761,512   $    14.71
Options granted                                 645,944  $     16.88       25,000   $   12.50     1,319,881   $     9.72
Options canceled                               (174,412) $      8.71      (77,158)  $    8.95      (730,490)  $    24.15
Options exercised                              (543,450) $      8.48      (65,477)  $    8.55       (84,757)  $     7.54
                                            -----------               -----------               -----------
Options outstanding, end of period            2,076,593  $     11.70    2,148,511   $    9.08     2,266,146   $     9.03
                                            ===========               ===========               ===========
Options exercisable, end of period              897,711  $      9.35    1,280,156   $    8.87       888,695   $     8.64
                                            ===========               ===========               ===========
Options available for future grant, end of
   period                                       181,235                   950,735                   915,236
                                            ===========               ===========               ===========
Estimated weighted average fair value per
   share of options granted during the year      $10.90                     $7.10                     $3.82
                                            ===========               ===========               ===========


     The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2000, 1999, and 1998, respectively: no dividend yield; expected volatility factors of 46.7%, 44.2%, and 42.3%; risk-free interest rates of 6.61%, 5.60%, and 4.69%; and expected lives of 6.7, 7.5, and 7.0 years. The following table summarizes information about stock options outstanding at December 31, 2000:

                                       Options Outstanding                          Options Exercisable
                        --------------------------------------------------      ----------------------------
       Range of             Number         Wtd. Avg.         Wtd. Avg.              Number       Wtd. Avg.
       Exercise          Outstanding       Remaining          Exercise           Exercisable     Exercise
        Prices           at 12/31/00    Contractual Life       Price             At 12/31/00       Price
----------------------- --------------- ----------------  ----------------      --------------- ------------
  $  4.00 to $ 13.99        1,687,901          6.7         $      9.18               808,071     $   8.51
  $ 14.00 to $ 27.99          298,760          7.1         $     20.10                89,640     $  16.96
  $ 28.00 to $ 41.00           89,932          6.1         $     31.11                    --     $     --
                        ---------------                                         ---------------
  $  4.00 to $ 41.00        2,076,593          6.7         $     11.70               897,711     $   9.35
                        ===============                                         ===============

     Employee Stock Ownership Plan. In 1996, we established an Employee Stock Ownership Plan ("ESOP") effective January 1, 1996. All employees over the age of 21 with one year of service are participants. This plan has a five-year cliff vesting, and service is recognized after the ESOP effective date. The ESOP is designed to enable our employees to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock that has been contributed by Swift. Compensation expense is reported when such shares are released to employees. The plan may also acquire common stock of Swift purchased at fair market value. The ESOP can borrow money from Swift to buy Swift stock. This was done in September 1996 to purchase 25,000 shares (adjusted to 27,500 shares after the October 1, 1997, 10% stock dividend) from our chairman. Benefits will be paid in a lump sum or installments, and the participants generally have the choice of receiving cash or stock. At December 31, 2000, 1999 and 1998, all of the ESOP compensation was earned.

     Employee Savings Plan. We have a savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions into the 401(k) savings plan with Swift contributing on behalf of the eligible employee an amount equal to 100% of the first 2% of compensation and 75% of the next 4% of compensation based on the contributions made by the eligible employees. Our contribution to the 401(k) savings plan totaled $483,000, $474,000, and $498,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The contributions in 2000 and 1999 were made half in common stock and half in cash, while the 1998 contribution was made all in common stock. The shares of common stock contributed to the 401(k) savings plan totaled 7,175, 21,810, and 68,318 shares for the 2000, 1999, and 1998 contributions, respectively. The 1998 shares contributed were shares held as treasury stock and were contributed in early 1999.

     Common Stock Repurchase Program. In March 1997, our board of directors approved a common stock repurchase program that terminated as of June 30, 1999. Under this program, we spent approximately $13.3 million to acquire 927,774 shares in the open market at an average cost of $14.34 per share. At December 31, 2000, 843,804 shares remain in treasury (net of 83,970 shares used to fund ESOP and 401(k) contributions) with a total cost of $12,101,199 and are included in "Treasury stock held, at cost" on the balance sheet.

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

7. Related-Party Transactions

     We are the operator of a substantial number of properties owned by our affiliated limited partnerships and joint ventures and, accordingly, charge these entities and third-party joint interest owners operating fees. We are also reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $4,465,000, $4,000,000, and $5,000,000 in 2000, 1999, and 1998, respectively. In partnerships in which the limited partners have voted to sell their remaining properties and liquidate their limited partnerships, we are also reimbursed for direct, administrative, and overhead costs incurred in the disposition of such properties, which costs totaled approximately $1,220,000, $850,000, and $580,000 in 2000, 1999, and 1998, respectively.

8. Foreign Activities

New Zealand

     Swift Operated Permit. Our activity in New Zealand began in 1995 with the issuance of the first of two petroleum exploration permits. After a 1998 surrendering of a portion of our permit acreage, a combining of the two permits, and a 1999 expansion of the permit, as of year-end 2000 our permit 38719 covers approximately 100,700 acres in the Taranaki Basin of New Zealand's North Island, with all but 12,800 acres onshore. We have a 90% working interest in this permit and have fulfilled all current obligations under this permit.

     In late 1999, we completed our first exploratory well on this permit, the Rimu-A1, and a production test was performed. During the second half of 2000, we drilled and successfully tested two delineation wells, the Rimu-B1 and the Rimu-B2. We commenced drilling our third delineation well, the Rimu-A2, during December 2000. Our portion of the drilling, completion, and testing costs incurred on the wells within our permit area during 2000 was approximately $10.7 million. Our portion of prospect costs on our permit area during 2000 was approximately $4.4 million, which included obtaining 2-D seismic data in the first half of the year. We incurred $1.1 million on the initial phases of production facilities. In 2001, we plan to drill four wells, one exploratory well on our Kauri prospect to the southeast of the Rimu discovery and three wells to further delineate the Rimu area.

     Non-Operated Permits. In 1998, we entered into agreements for a 25% working interest in an exploration permit held by Marabella Enterprises Ltd., a subsidiary of Bligh Oil & Minerals, an Australian company, and a 7.5% working interest held by Antrim Oil and Gas Limited, a Canadian company in a permit operated by Marabella. In turn, Bligh and Antrim each became 5% working interest owners in our permit. Unsuccessful exploratory wells were drilled on these two permits, and we charged $400,000 against earnings in 1998 and $290,000 in 1999. All of the acreage on the permit we had a 25% working interest in was surrendered in 2000. The exploratory well on the 7.5% working interest permit has been temporarily abandoned pending a further evaluation.

     In 2000, we entered into agreements with Fletcher Challenge Energy Limited whereby we will earn a 20% participating interest in petroleum exploration permit 38718 containing approximately 57,400 acres and a 25% participating interest in permit 38730 with approximately 48,900 acres. In January 2001, the operator temporarily abandoned the Tuihu #1 exploratory well on permit 38718 pending further analysis. The permit now contains approximately 28,700 acres after a scheduled surrender during December 2000.

     Costs Incurred. During 2000 our portion of all costs incurred in New Zealand totaled $17.4 million, including $11.8 million for drilling, $4.5 million for prospect costs, and $1.1 million for production facilities. These costs included $1.2 million of costs incurred on permits operated by others:
$1.1 million of drilling costs and $0.1 million of prospect costs. As of December 31, 2000, our investment in New Zealand totaled approximately $29.8 million. At year-end we recorded proved undeveloped reserves relating to our successful drilling activities. Accordingly, $21.1 million of our investment costs have been included in the proved properties portion of oil and gas properties and $8.7 million is included as unproved properties. The development strategy includes marketing oil and gas, with the intent of having production on line for oil and gas sales in New Zealand in 2001.

Russia

     In 1993, we entered into a Participation Agreement with Senega, a Russian Federation joint stock company, to assist in the development and production of reserves from two fields in Western Siberia and received a 5% net profits interest. We also purchased a 1% net profits interest. Our investment in Russia, prior to its impairment in the third quarter of 1998, was approximately $10.8 million. See Note 1 to the Consolidated Financial Statements for a more detailed discussion of the impairment. We retain a minimum 6% net profits interest from the sale of hydrocarbon products from the fields, the value of which depends upon the successful development of production from the fields by others, which may or may not occur.

Venezuela

     In 1993, we formed a wholly owned subsidiary, Swift Energy de Venezuela, C. A., for the purpose of submitting a bid under the Venezuelan Marginal Oil Field Reactivation Program and entered into an agreement with two Venezuelan companies to jointly formulate and submit a proposal to Petroleos de Venezuela, S. A., for the construction and operation of a methane pipeline. Our investment in
Venezuela, prior to its impairment in the third quarter of 1998, was approximately $2.8 million. See Note 1 to the Consolidated Financial Statements for a more detailed discussion of the impairment.

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

     This acquisition was accounted for by the purchase method and was incorporated into our results of operations in the third quarter of 1998. The following unaudited pro forma supplemental information presents consolidated results of operations as if this acquisition had occurred on January 1, 1998:

                                                   Year Ended December 31,
                                                -------------------------------
Pro forma:                                                   1998
                                                -------------------------------
  (Thousands, except per share amounts)                  (Unaudited)
   Revenue                                      $                      115,394
   Net Income Before Non-Cash Charge            $                       19,098
   Net Loss                                     $                      (40,812)

   Net Loss Per Share Amounts-
     Basic                                      $                       (2.48)
     Diluted                                    $                       (2.48)

Supplemental Information (Unaudited)
Swift Energy Company and Subsidiaries

     Capitalized Costs. The following table presents our aggregate capitalized costs relating to oil and gas producing activities and the related depreciation, depletion, and amortization:

                                                                  Total              Domestic          New Zealand
                                                           --------------------  ----------------    ----------------
December 31, 2000
   Proved oil and gas properties                           $        753,426,124   $   732,265,674    $     21,160,450
   Unproved oil and gas properties                                   55,512,872        46,833,274           8,679,598
                                                           --------------------   ---------------    ----------------
                                                                    808,938,996       779,098,948          29,840,048
   Accumulated depreciation, depletion, and amortization           (284,886,168)     (284,886,168)                 --
                                                           --------------------   ---------------    ----------------
   Net capitalized costs                                   $        524,052,828   $   494,212,780    $     29,840,048
                                                           ====================   ===============    ================

December 31, 1999
   Proved oil and gas properties                           $        573,360,199   $   573,360,199    $             --
   Unproved oil and gas properties                                   57,662,739        45,902,357          11,760,382
                                                           --------------------   ---------------    ----------------
                                                                    631,022,938       619,262,556          11,760,382
   Accumulated depreciation, depletion, and amortization           (238,036,349)     (238,036,349)                 --
                                                           --------------------   ---------------    ----------------
   Net capitalized costs                                   $        392,986,589   $   381,226,207    $     11,760,382
                                                           =====================  ===============    ================

     Of the $46,833,274 of domestic unproved property costs (primarily seismic and lease acquisition costs) at December 31, 2000, excluded from the amortizable base, $15,426,247 was incurred in 2000, $7,937,074 was incurred in 1999,
$18,845,964 was incurred in 1998, and $4,623,989 was incurred in prior years. When we are in an active drilling mode, we evaluate the majority of these unproved costs within a two to four year time frame. In response to market conditions in 1998, we decreased our 1999 drilling expenditures when compared to prior years, which, when coupled with the $15.3 million of leasehold properties acquired in the Brookeland and Masters Creek areas in 1998, may extend the evaluation timeframe of such costs.

     Of the $8,679,598 of net New Zealand unproved property costs at December 31, 2000, being excluded from the amortizable base, $5,177,122 was incurred in 2000, $925,623 was incurred in 1999, $417,521 was incurred in 1998, and
$2,159,332 was incurred in prior years. We expect to continue drilling in New Zealand to delineate our prospects there, with four wells planned for drilling in 2001. We expect to complete our evaluation of current unevaluated costs over the next two to three years.

     Costs Incurred. The following table sets forth costs incurred related to our oil and gas operations:

                                                                           Year Ended December 31, 2000
                                                           ----------------------------------------------------------
                                                                  Total              Domestic          New Zealand
                                                           --------------------   ---------------    ----------------
Acquisition of proved properties                           $         34,191,883   $    34,191,883    $             --
Lease acquisitions (1)                                               20,842,103        16,315,749           4,526,354
Exploration                                                          20,150,834        18,524,883           1,625,951
Development                                                         104,083,409        93,931,500          10,151,909
                                                           --------------------   ----------------   ----------------
     Total acquisition, exploration, and development (2)   $        179,268,229   $   162,964,015    $     16,304,214
                                                           --------------------   ----------------   ----------------

Processing plants                                          $          1,819,464   $       755,119    $      1,064,345
Field compression facilities                                            203,789           203,789                  --
                                                           --------------------   ---------------    ----------------
     Total plants and facilities                           $          2,023,253   $       958,908    $      1,064,345
                                                           --------------------   ---------------    ----------------

Total costs incurred                                       $        181,291,482   $   163,922,923    $     17,368,559
                                                           ====================   ===============    ================


                                                                           Year Ended December 31, 1999
                                                           ----------------------------------------------------------
                                                                  Total               Domestic         New Zealand
                                                           --------------------   ---------------    ----------------
Acquisition of proved properties                           $         18,526,939   $    18,526,939    $             --
Lease acquisitions (1)                                               10,382,672         9,251,658           1,131,014
Exploration                                                          11,019,430         5,101,330           5,918,100
Development                                                          39,891,868        39,891,868                  --
                                                           --------------------   ---------------    ----------------
     Total acquisition, exploration, and development (2)   $         79,820,909   $    72,771,795    $      7,049,114
                                                           --------------------   ---------------    ----------------

Processing plants                                          $          1,607,559   $     1,607,559    $             --
Field compression facilities                                            171,535           171,535                  --
                                                           --------------------   ---------------    ----------------
     Total plants and facilities                           $          1,779,094   $     1,779,094    $             --
                                                           --------------------   ---------------    ----------------

Total costs incurred                                        $        81,600,003   $    74,550,889    $      7,049,114
                                                           ====================   ===============    ================


                                                                           Year Ended December 31, 1998
                                                           ----------------------------------------------------------
                                                                  Total              Domestic          New Zealand
                                                           --------------------   ---------------    ----------------
Acquisition of proved properties                           $         59,487,524   $    59,487,524    $             --
Lease acquisitions (1,3)                                             39,078,914        38,193,773             885,141
Exploration                                                          12,578,124        10,520,637           2,057,487
Development                                                          54,821,131        54,821,131                  --
                                                           --------------------   ---------------    ----------------
     Total acquisition, exploration, and development (2)   $        165,965,693   $   163,023,065    $      2,942,628
                                                           --------------------   ---------------    ----------------

Processing plants                                          $         15,000,000   $    15,000,000    $             --
Field compression facilities                                          2,228,101         2,228,101                  --
                                                           --------------------   ---------------    ----------------
     Total plants and facilities                           $         17,228,101   $    17,228,101    $             --
                                                           --------------------   ---------------    ----------------

Total costs incurred                                       $        183,193,794   $   180,251,166    $      2,942,628
                                                           ====================   ===============    ================

(1) These are actual amounts as incurred by year, including both proved and unproved lease costs. The annual lease acquisition amounts added to proved oil and gas properties in 2000, 1999, and 1998 were $16,791,834, $14,389,680, and
$11,409,108, respectively.
(2) Includes capitalized general and administrative costs directly associated with the acquisition, exploration, and development efforts of approximately $10,300,000, $8,500,000, and $12,300,000 in 2000, 1999, and 1998, respectively.
In addition,  total  includes  $5,043,206,  $4,142,098,  and $3,849,665 in 2000,
1999, and 1998, respectively, of capitalized interest on unproved properties.
(3) Lease acquisitions for 1998 include expenditures of $421,602 relating to initiatives in Venezuela and $592,841 relating to initiatives in Russia.

     Results of Operations. All of our oil and gas operations are domestic. New Zealand operations are expected to commence in 2001. The following table sets forth results of our domestic oil and gas operations:

                                                               Year Ended December 31,
                                                  --------------------------------------------------
                                                       2000             1999              1998
                                                  --------------   ---------------   ---------------
Oil and gas sales                                 $  189,138,947   $   108,898,696   $    80,067,837
Oil and gas production costs                         (29,220,315)      (19,645,740)      (13,138,980)
Depreciation and depletion                           (46,849,819)      (41,410,106)      (38,490,222)
Write-down of oil and gas properties                          --                --       (90,772,628)
                                                  --------------   ---------------   ---------------
                                                     113,068,813        47,842,850       (62,333,993)
Provision (benefit) for income taxes                  40,365,566        16,792,840       (21,380,560)
                                                  --------------   ---------------   ---------------
Results of producing activities                   $   72,703,247   $    31,050,010   $   (40,953,433)
                                                  ==============   ===============   ===============
Amortization per physical unit of production
    (equivalent Mcf of gas)                       $         1.11   $          0.97   $          0.99
                                                  ==============   ===============   ===============

     Supplemental Reserve Information. The following information presents estimates of our proved oil and gas reserves. Domestic reserves were determined by us and audited by H. J. Gruy and Associates, Inc. ("Gruy"), independent petroleum consultants. New Zealand gross reserves were independently estimated by Gruy. The net reserves and cash flows for New Zealand were prepared by us. Gruy's summary report dated February 7, 2001, is set forth as an exhibit to the Form 10-K Report for the year ended December 31, 2000, and includes definitions and assumptions that served as the basis for the audit of proved reserves and future net cash flows. Such definitions and assumptions should be referred to in connection with the following information:

Estimates of Proved Reserves                          Total                       Domestic                   New Zealand
                                            -------------------------   ----------------------------   ------------------------
                                                            Oil, NGL,                     Oil, NGL,                  Oil, NGL,
                                               Natural        and         Natural           and         Natural        and
                                                Gas        Condensate       Gas          Condensate       Gas       Condensate
                                               (Mcf)        (Bbls)         (Mcf)           (Bbls)        (Mcf)        (Bbls)
                                            ------------  -----------   -------------    -----------   ----------   -----------
Proved reserves as of December 31, 1997 (1)  314,305,669    7,858,918     314,305,669      7,858,918           --            --
   Revisions of previous estimates (2)       (42,958,447)  (2,291,223)    (42,958,447)    (2,291,223)          --            --
   Purchases of minerals in place             54,189,901    7,237,298      54,189,901      7,237,298           --            --
   Sales of minerals in place                 (1,727,878)     (39,932)     (1,727,878)       (39,932)          --            --
   Extensions, discoveries, and other
      additions                               55,951,332    2,993,540      55,951,332      2,993,540           --            --
   Production (3)                            (27,359,742)  (1,800,676)    (27,359,742)    (1,800,676)          --            --
                                            ------------  -----------   -------------    -----------   ----------   -----------

Proved reserves as of December 31, 1998 (1)  352,400,835   13,957,925     352,400,835     13,957,925           --            --
   Revisions of previous estimates (2)       (31,189,450)   2,058,725     (31,189,450)     2,058,725           --            --
   Purchases of minerals in place              9,159,780    1,822,858       9,159,780      1,822,858           --            --
   Sales of minerals in place                 (3,762,799)    (260,287)     (3,762,799)      (260,287)          --            --
   Extensions, discoveries, and other
      additions                               30,107,908    5,791,966      30,107,908      5,791,966           --            --
   Production (3)                            (26,756,524)  (2,564,924)    (26,756,524)    (2,564,924)          --            --
                                            ------------  -----------   -------------    -----------   ----------   -----------

Proved reserves as of December 31, 1999 (1)  329,959,750   20,806,263     329,959,750     20,806,263           --            --
   Revisions of previous estimates (2)        (4,300,787)    (455,606)     (4,300,787)      (455,606)          --            --
   Purchases of minerals in place             26,567,925    2,196,547      26,567,925      2,196,547           --            --
   Sales of minerals in place                   (363,262)     (76,288)       (363,262)       (76,288)          --            --
   Extensions, discoveries, and other
      additions                               93,869,841   15,134,694      38,556,364      3,943,807   55,313,477    11,190,887
   Production (3)                            (27,119,491)  (2,472,014)    (27,119,491)    (2,472,014)          --            --
                                            ------------  -----------   -------------    -----------   -----------  ------------

Proved reserves as of December 31, 2000      418,613,976   35,133,596     363,300,499     23,942,709   55,313,477    11,190,887
                                            ============  ===========   =============    ===========   ==========   ===========

Proved developed reserves:
   December 31, 1997                         191,108,214    4,288,696     191,108,214      4,288,696           --            --
   December 31, 1998                         197,105,963    7,142,566     197,105,963      7,142,566           --            --
   December 31, 1999                         174,046,096    8,437,299     174,046,096      8,437,299           --            --
   December 31, 2000                         215,169,833   10,980,196     215,169,833     10,980,196           --            --

(1) Proved reserves exclude quantities subject to our volumetric production payment agreement, which expired with the last required delivery of volumes in October 2000.

(2) Revisions of previous estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics, and reservoir pressure. Additionally, changes in quantity estimates are affected by the increase or decrease in crude oil and natural gas prices at each year-end. Proved reserves, as of December 31, 2000, were based upon prices in effect at year-end. The weighted average of such year-end prices for total, domestic, and New Zealand were $9.86, $11.25, and $0.71 per Mcf of natural gas and $24.62, $25.50, and $22.30 per barrel of oil, respectively. This compares to $2.58 per Mcf and $23.69 per barrel as of December 31, 1999, all reserves of which were domestic.

(3) Natural gas production for 1998, 1999, and 2000 excludes 866,232, 728,235, and 405,130 Mcf, respectively, delivered under our volumetric production payment agreement.

     Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                                         Year Ended December 31, 2000
                                                           ---------------------------------------------------------
                                                                 Total              Domestic          New Zealand
                                                           ------------------   ----------------    ----------------
Future gross revenues                                      $    4,995,951,799   $  4,737,560,630    $    258,391,169
Future production costs                                          (817,127,348)      (807,436,139)         (9,691,209)
Future development costs                                         (204,620,116)      (180,320,116)        (24,300,000)
                                                           ------------------   ----------------    ----------------
Future net cash flows before income taxes                       3,974,204,335      3,749,804,375         224,399,960
Future income taxes                                            (1,321,061,952)    (1,243,731,594)        (77,330,358)
                                                           ------------------   ----------------    ----------------
Future net cash flows after income taxes                        2,653,142,383      2,506,072,781         147,069,602
Discount at 10% per annum                                      (1,075,183,917)    (1,017,995,158)        (57,188,759)
                                                           ------------------   ----------------    ----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $    1,577,958,466   $  1,488,077,623    $     89,880,843
                                                           ==================   ================    ================

                                                                         Year Ended December 31, 1999
                                                           ---------------------------------------------------------
                                                                Total              Domestic          New Zealand
                                                           ------------------   ----------------    ----------------

Future gross revenues                                      $    1,371,541,850   $  1,371,541,850    $             --
Future production costs                                          (353,594,258)      (353,594,258)                 --
Future development costs                                         (156,738,446)      (156,738,446)                 --
                                                           ------------------   ----------------    ----------------
Future net cash flows before income taxes                         861,209,146        861,209,146                  --
Future income taxes                                              (226,725,033)      (226,725,033)                 --
                                                           ------------------   ----------------    ----------------
Future net cash flows after income taxes                          634,484,113        634,484,113                  --
Discount at 10% per annum                                        (195,540,279)      (195,540,279)                 --
                                                           ------------------   ----------------    ----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $      438,943,834   $    438,943,834    $             --
                                                           ==================   ================    ================

                                                                         Year Ended December 31, 1998
                                                           ---------------------------------------------------------
                                                                Total              Domestic          New Zealand
                                                           ------------------   ----------------    ----------------

Future gross revenues                                      $      972,852,038   $    972,852,038    $             --
Future production costs                                          (294,307,549)      (294,307,549)                 --
Future development costs                                         (118,420,782)      (118,420,782)                 --
                                                           ------------------   ----------------    ----------------
Future net cash flows before income taxes                         560,123,707        560,123,707                  --
Future income taxes                                              (123,875,660)      (123,875,660)                 --
                                                           ------------------   ----------------    ----------------
Future net cash flows after income taxes                          436,248,047        436,248,047                  --
Discount at 10% per annum                                        (145,974,944)      (145,974,944)                 --
                                                           ------------------   ----------------    ----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $      290,273,103   $    290,273,103    $             --
                                                           ==================   ================    ================


     The standardized measure of discou9nted future net cash flows from production of proved reserves was developed as follows:

     1. Estimates are made of quantities of proved reserves and the future periods during which they a9re expected to be produced based on year-end economic conditions.

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

     The estimates of cash flows and reserves quantities shown above are based on year-end oil and gas prices for each period. Subsequent changes to such year-end oil and gas prices could have a significant impact on discounted future net cash flows. Natural gas prices have declined since December 31, 2000. Under Securities and Exchange Commission rules, companies that follow the full-cost accounting method are required to make quarterly Ceiling Test calculations, using prices in effect as of the period end date presented (see Note 1 to the Consolidated Financial Statements). Application of these rules during periods of relatively low oil and gas prices, even if of short-term seasonal duration, may result in write-downs.

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

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                    Year Ended December 31,
                                                     ------------------------------------------------------
                                                             2000               1999               1998
                                                     -----------------   -----------------   --------------
Beginning balance                                    $     438,943,834   $     290,273,103   $  292,838,340
                                                     -----------------   -----------------   --------------
Revisions to reserves proved in prior years--
   Net changes in prices, production costs, and
        future development costs                         1,523,487,598         123,447,890     (107,301,930)
   Net changes due to revisions in quantity
        estimates                                          (36,102,814)        (23,746,974)     (47,924,995)
   Accretion of discount                                    56,405,451          34,078,501       35,034,478
   Other                                                  (220,119,873)          2,032,696      (34,966,058)
                                                     -----------------   -----------------   --------------
Total revisions                                          1,323,670,362         135,812,113     (155,158,505)

New field discoveries and extensions, net of
        future production and development costs            359,265,150         102,582,467       73,956,430
Purchases of minerals in place                             160,240,785          39,282,292       87,628,829
Sales of minerals in place                                    (598,021)         (5,360,428)      (1,928,900)
Sales of oil and gas produced, net of production
        costs                                             (159,331,003)        (88,196,672)     (65,680,050)
Previously estimated development costs incurred             65,953,028          39,149,732       51,622,419
Net change in income taxes                                (610,185,669)        (74,598,773)       6,994,540
                                                     -----------------   -----------------   --------------

Net change in standardized measure of discounted
        future net cash flows                            1,139,014,632         148,670,731       (2,565,237)
                                                     -----------------   -----------------   --------------
Ending balance                                       $   1,577,958,466   $     438,943,834   $  290,273,103
                                                     =================   =================   ==============

Quarterly Results. The following table presents summarized quarterly financial information for the years ended December 31, 1999 and 2000:

                                                                              Basic EPS       Diluted EPS
                                   Income         Income                       Income           Income        Basic      Diluted
                                   Before         Before                       Before           Before         EPS         EPS
                                   Income      Extraordinary      Net       Extraordinary    Extraordinary     Net         Net
                   Revenues        Taxes           Item          Income         Item             Item         Income      Income
                -------------- ------------- ---------------  ------------  --------------   -------------   ---------  ---------
1999
First Quarter   $  21,488,087  $   1,905,419  $    1,281,755  $  1,281,755  $      0.08      $     0.08      $   0.08   $   0.08
Second Quarter     23,928,734      4,786,405       3,152,027     3,152,027         0.20            0.20          0.20       0.20
Third Quarter      31,279,295     10,934,826       7,107,637     7,107,637         0.37            0.36          0.37       0.36
Fourth Quarter     33,974,891     12,109,501       7,745,155     7,745,155         0.37            0.36          0.37       0.36
                -------------  -------------  --------------  ------------
   Total        $ 110,671,007  $  29,736,151  $   19,286,574  $ 19,286,574  $      1.07      $     1.07      $   1.07   $   1.07
                =============  =============  ==============  ============

2000
First Quarter   $  37,747,645  $  14,919,044  $    9,589,828  $  9,589,828  $      0.46      $     0.43          0.46       0.43
Second Quarter     46,127,375     22,218,358      14,213,274    14,213,274         0.68            0.61          0.68       0.61
Third Quarter      49,525,166     24,748,163      15,832,348    15,832,348         0.74            0.66          0.74       0.66
Fourth Quarter     58,224,760     31,193,781      20,178,416    19,548,558         0.93            0.82          0.90       0.80
                -------------  -------------  --------------  ------------
   Total        $ 191,624,946  $  93,079,346  $   59,813,866  $ 59,184,008  $      2.82      $     2.53      $   2.79   $   2.51
                =============  =============  ==============  ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 8, 2001, annual shareholders' meeting is incorporated herein by reference.


Item 11. Executive Compensation

     The information required under Item 11 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 8, 2001, annual shareholders' meeting is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under Item 12 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 8, 2001, annual shareholders' meeting is incorporated herein by reference.



Item 13. Certain Relationships and Related Transactions

     The information required under Item 13 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 8, 2001, annual shareholders' meeting is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The following consolidated financial statements of Swift Energy Company together with the report thereon of Arthur Andersen LLP dated February 19, 2001, and the data contained therein are included in Item 8 hereof:


          Report of Independent Public Accountants........................27
          Consolidated Balance Sheets.....................................28
          Consolidated Statements of Income...............................29
          Consolidated Statements of Stockholders' Equity.................30
          Consolidated Statements of Cash Flows...........................31
          Notes to Consolidated Financial Statements......................32

          2.   Financial Statement Schedules

          None

          3.   Exhibits

3(a).1(1)  Articles of Incorporation, as amended through June 3, 1988.

3(a).2(3)  Articles of Amendment to Articles of  Incorporation  filed on June 4,
           1990.

3(b)(6)    By-Laws, as amended through August 14, 1995.

4(a).1(11) Indenture dated as of July 29, 1999, between Swift Energy Company and
           Bank One, N.A., as Trustee.

4(a).2(12) First  Supplemental  Indenture  dated as of August 4,  1999,  between
           Swift Energy Company and Bank One, N.A., including the form of 10.25% Senior Subordinated Notes due 2009.

10.1(1)+ Indemnity Agreement dated July 8, 1988, between Swift Energy Company and A. Earl Swift (plus schedule of other persons with whom Indemnity Agreements have been entered into).

10.2(2)+   Swift Energy Company 1990 Nonqualified Stock Option Plan.

10.3(7)+ Amended and Restated Swift Energy Company 1990 Stock Compensation Plan, as of May 1997.

10.4(6)+ Employment Agreement dated as of November 1, 1995, by and between Swift Energy Company and Terry E. Swift.

10.5(6)+ Employment Agreement dated as of November 1, 1995, by and between Swift Energy Company and James M. Kitterman.

10.6(6)+ Employment Agreement dated as of November 1, 1995, by and between Swift Energy Company and Bruce H. Vincent.

10.7(8)+ Employment Agreement dated as of February 1, 1998, by and between Swift Energy Company and Joseph A. D'Amico.

10.8(9) Amended and Restated Rights Agreement between Swift Energy Company and American Stock Transfer & Trust Company, dated March 31, 1999.

10.9(10)+  Employment  Agreement  dated as of May 11, 1999, by and between Swift
           Energy Company and Alton D. Heckaman, Jr.

10.10(12)  Letter  Agreement among Swift Energy Company,  Bank One, Texas,  N.A.
           and other Lenders party to the Credit Agreement, dated August 18, 1999.

10.11(13)  Amended and Restated Credit  Agreement among Swift Energy Company and
           Bank One, Texas, National Association as administrative agent, ABN-AMRO Bank N.V. as syndication agent, and CIBC Inc. as documentation agent and the lenders signatory hereto dated March 10, 2000.

10.12(*)+  Amended  and  Restated  Employment  Agreement  between  Swift  Energy
           Company and A. Earl Swift, dated November 15, 2000.

10.13(*)+  Fourth  Amended and Restated  Agreement  and Release,  by and between
           Swift Energy Company and Virgil Neil Swift, dated November 20, 2000.

12(*)      Swift Energy Company Ratio of Earnings to Fixed Charges.

18(4) Letter from Arthur Andersen LLP dated February 17, 1995, regarding change in accounting principle.

21(5)      List of Subsidiaries of Swift Energy Company.

23(a)(*)   The consent of H. J. Gruy and Associates, Inc.

23(b)(*) The consent of Arthur Andersen LLP as to incorporation by reference regarding Forms S-8 and S-3 Registration Statements.

99(*) The summary of H. J. Gruy and Associates, Inc. report, dated February 7, 2001.


      (b)   No reports on Form 8-K were filed during the year 2000.

(1)Incorporated by reference from Swift Energy Company Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-8754.
(2)Incorporated by reference from Registration Statement No. 33-36310 on Form S-8 filed on August 10, 1990.
(3)Incorporated by reference from Swift Energy Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(4)Incorporated by reference from Swift Energy Company Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(5)Incorporated by reference from Registration Statement No. 33-60469 on Form S-2 filed on June 22, 1995.
(6)Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q filed for the quarterly period ended September 30, 1995.
(7)Incorporated by reference from Swift Energy Company definitive proxy statement for annual shareholders meeting filed April 14, 1997.
(8)Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 1998.
(9)Incorporated by reference from Swift Energy Company Amendment No. 1 to Form 8-A, filed April 7, 1999.
(10)Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
(11)Incorporated by reference from Exhibit 4.2 to Pre-Effective Amendment No. 1 to Form S-3 Registration Statement No. 33-81651 of Swift Energy Company, filed July 9, 1999, which Exhibit 4.2 is the form of such Indenture.
(12)Incorporated by reference from Swift Energy Company Report on Form 8-K dated August 4, 1999.
(13)Incorporated by reference from Swift Energy Company Annual Report on Form 10-K from the fiscal year ended December 31, 1999.

(*)Filed herewith.

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



                                                 SWIFT ENERGY COMPANY



                                           By       /S/  A. Earl Swift
                                              ------------------------------
                                              A. Earl Swift
                                              Chairman of the Board,
                                              Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Swift Energy Company, and in the capacities and on the dates indicated:



         Signatures                      Title                   Date
         ----------                      -----                   -----



/S/     A. Earl Swift             Chairman of the Board
---------------------------       Chief Executive Officer     March 25, 2001
        A. Earl Swift



/S/    Terry E. Swift                  Director
---------------------------            President              March 25, 2001
       Terry E. Swift



/S/ Alton D. Heckaman Jr.      Sr. Vice-President--Finance
---------------------------    Principal Financial Officer    March 25, 2001
    Alton D. Heckaman Jr.




/S/    David W. Wesson                 Controller
---------------------------    Principal Accounting Officer   March 25, 2001
       David W. Wesson

/S/   G. Robert Evans
-----------------------------            Director              March 25, 2001
      G. Robert Evans



/S/ Henry C. Montgomery
-----------------------------            Director             March 25, 2001
    Henry C. Montgomery



/S/ Clyde W. Smith, Jr.
-----------------------------            Director             March 25, 2001
    Clyde W. Smith, Jr.



/S/   Virgil N. Swift
-----------------------------            Director             March 25, 2001
      Virgil N. Swift



/S/  Harold J. Withrow
-----------------------------            Director             March 25, 2001
     Harold J. Withrow

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    EXHIBITS

                                       TO

                                FORM 10-K REPORT

                                     FOR THE

                          YEAR ENDED DECEMBER 31, 2000




                              SWIFT ENERGY COMPANY

                        16825 NORTHCHASE DRIVE, SUITE 400

                              HOUSTON, TEXAS 77060

                                    EXHIBITS


10.12 Amended and Restated Employment Agreement between Swift Energy Company and A. Earl Swift, dated November 15, 2000.

10.13 Fourth Amended and Restated Agreement and Release, by and between Swift Energy Company and Virgil Neil Swift dated November 20, 2000.

12       Swift Energy Company Ratio of Earnings to Fixed Charges.

23 (a)   The consent of H.J. Gruy and Associates, Inc.

23 (b) The consent of Arthur Andersen LLP as to incorporation by reference regarding Forms S-8 and S-3 Registration Statements.

99       The summary of H.J. Gruy and Associates, Inc. report, dated February 7,
         2001.

                                  Exhibit 10.12

                              AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT ("Agreement") originally dated as of November 1, 1995, and previously amended February 15, 1999, is further amended this 15th day of November 2000, and is by and between Swift Energy Company, a Texas corporation (the "Company"), and A. Earl Swift ("Mr. Swift").

                              W I T N E S S E T H:
                               - - - - - - - - - -

         WHEREAS, Mr. Swift is employed as the Chairman of the Board and Chief Executive Officer of the Company; and

         WHEREAS, the Company and Mr. Swift wish to document certain terms of employment of Mr. Swift in such capacity;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Mr. Swift hereby agree as follows:

         1. Employment and Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby agrees to employ Mr. Swift, and Mr. Swift hereby agrees to serve as Chairman of the Board and Chief Executive Officer of the Company, or in such other position as is mutually acceptable to both Mr. Swift and the Company, for a period (depending on the length of the "Initial Term" as hereinafter defined) of up to twelve years, herein referred to as the "Term of Employment," commencing on November 1, 1995. The "Initial Term" of the Term of Employment shall commence on November 1, 1995, and shall continue thereafter for a period of seven years, unless earlier terminated (i) by Mr. Swift, at his option, upon 180 days prior written notice of termination given to the Board of Directors of the Company specifying the date of such termination; or (ii) by the Board of Directors of the Company by 180 days prior written notice given to Mr. Swift enclosing a true copy of a formal, resolution of the Board of Directors of the Company duly adopted in accordance with Section 7(a) hereof, specifying the date of such termination. The "Subsequent Term" of the Term of Employment shall be a five-year period commencing upon the date of termination of the Initial Term.

         2. Scope of Employment. During the Initial Term, (i) Mr. Swift will serve as Chairman of the Board and Chief Executive Officer of the Company with the powers and responsibilities of such position set forth in the bylaws of the Company, or in such other position as is mutually acceptable to both Mr. Swift and the Company, and Mr. Swift will perform diligently to the best of his ability those duties set forth therein and in this Agreement in a manner that promotes the interests and goodwill of the Company and (ii) the Company shall not require Mr. Swift to relocate from Houston, Texas. During the Subsequent Term, Mr. Swift will be available for up to 46 weeks per year for consultation regarding specific matters designated by, or particular assignments agreed upon with, the Executive Committee of the Board of Directors or the Board of Directors of the Company, together with serving in those specific executive or director's positions to which Mr. Swift is elected by either the Board of Directors or by the shareholders of the Company, which assignments may be performed from locations that are linked by computer to the Company's principal executive offices in Houston, Texas. At any time during both the Initial Term and the Subsequent Term, it is specifically agreed that Mr. Swift is entitled to be paid his accumulated vacation and sick leave, without regard to any Company policies to the contrary, with payment to be made at such times as requested by Mr. Swift.

         3.       Compensation and Change of Control.

                  (a)      During Initial Term.

                           (i)      Basic Compensation.

                           During the Initial Term, the Company shall compensate Mr. Swift for his services hereunder in such amount as shall be determined by the Compensation Committee of the Board of Directors of the Company from time to time, according to policies current in effect or as modified from time to time by the Board of Directors or the Compensation Committee of the Board of Directors.

                           (ii)     Compensation upon Change of Control.

                           Upon a "Change of Control" (as defined in Section 7(b)(2) below) during the Initial Term, Mr. Swift shall be paid a lump sum (discounted according to
                           Section 7(b)(i) below) equal to the total compensation which would otherwise be payable to Mr. Swift if he worked during both the remainder of the Initial Term and the entire Subsequent Term, plus the amounts payable under Section 3(c) below. For purposes of calculating the lump sum total compensation amount, each year's annual compensation shall be equal to Mr. Swift's annual compensation actually paid during the last preceding full fiscal year of the Initial Term during which he was paid both base salary and a bonus.

                  (b)      During Subsequent Term.

                           (i)      Basic Compensation.

                           During the Subsequent Term, Mr. Swift's annual base compensation will be one-half of his annual base compensation at the end of the Initial Term, plus an annual inflation adjustment of 4% per annum. At the end of the Initial Term, the Board of Directors or Compensation Committee of the Board of Directors of the Company will enter into a new bonus arrangement with Mr. Swift covering the Subsequent Term, which takes into account anticipated activity levels and duties.

                           (ii)     Compensation Upon Change of Control.

                           In the event of a Change of Control during the Subsequent Term, Mr. Swift shall be paid a lump sum (discounted according to Section 7(b)(i) below) equal to the total compensation which would otherwise be payable to Mr. Swift if he worked during the remainder of the Subsequent Term, plus the amounts payable under Section 3(c) below. For purposes of calculating the lump sum total compensation amount, each year's annual compensation shall be equal to Mr. Swift's total annual compensation actually paid during (x) the last preceding full fiscal year of the Subsequent Term during which he was paid both base salary and a bonus or (y) if no bonus has been paid for any fiscal year during the Subsequent Term, the last preceding full fiscal year of the Subsequent Term.

                  (c) Non-Competition Payment. In consideration of Mr. Swift's continued compliance with Section 6 of this Agreement (whether or not he continues as an employee of the Company hereunder), the Company shall pay to Mr. Swift five equal annual installments of the amount shown as the "Non-Competition Payment" on Exhibit A hereto less normal federal withholding tax deductions, if any, related thereto, which annual amount shall be payable on the first day of each year of the Subsequent Term hereunder; provided that if Mr. Swift should die prior to the end of the Initial Term or the Subsequent Term, any remaining unpaid installments to be paid under this Section 3(c) (or the entire amount) shall be paid to Mr. Swift's spouse, if she is then living, or otherwise shall be paid to his estate. In the event of Mr. Swift's death, this payment shall be made in the year of death or the year thereafter at the direction of Mr. Swift's spouse or estate, as applicable.

         4. Additional Compensation and Benefits. As additional compensation for Mr. Swift's services under this Agreement, during the Term of Employment the Company agrees to provide Mr. Swift with the following reimbursements and benefits:

                  (a) The Company shall reimburse Mr. Swift for reasonable and necessary expenses incurred by Mr. Swift in furtherance of the
         Company's business, including a mileage allowance for all business-related travel on a per-mile basis at a rate equivalent to that allowed by the Internal Revenue Service, provided that such expenses are incurred in accordance with the Company's policies and upon presentation of documentation in accordance with expense reimbursement policies of the Company as they may exist from time to time, and submission to the Company of adequate documentation in accordance with federal income tax regulations.

                  (b) Mr. Swift may participate in any non-cash benefits provided by the Company to its employees as they may exist from time to time. During both the Initial Term and the Subsequent Term, the Company will provide Mr. Swift at the Company's expense, benefits which shall include leave or vacation time, medical and dental insurance, life insurance, accidental death and dismemberment insurance, retirement benefits and disability benefits, as such benefits may hereafter be provided by the Company in accordance with its policies in force from time to time. In addition, in the event of Mr. Swift's death during the Term of Employment, for a twelve-month period after his death the Company shall make available to Mr. Swift's spouse and his dependents under the age of 20, at the expense of the Company, medical and dental insurance comparable to that provided under the Company's then existing medical and dental insurance policies, and thereafter for the remainder of the period covered by the Term of Employment such medical and dental insurance shall be provided to Mr. Swift's spouse and dependents under the age of 20, with Mr. Swift's spouse to reimburse the Company for the cost for comparable family coverage under the Company's medical and dental insurance policies, unless otherwise prohibited by applicable law.

         5.       Confidentiality.

                  (a) Mr. Swift recognizes that the Company's  business involves the handling of confidential information of both the Company and the Company's affiliates and subsidiaries and requires a confidential relationship between the Company and its affiliates and subsidiaries and the Company and Mr. Swift. The Company's business requires the fullest practical protection and confidential treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data and knowledge of both the Company's affiliates and subsidiaries and the Company (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Mr. Swift in the course of his employment. Accordingly, during and after termination of employment by the Company, Mr. Swift agrees: (i) to not disclose to any third party any such Confidential Information; (ii) not to use for Mr. Swift's own benefit any of the Company's Confidential Information, and (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of employment hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Mr. Swift or any knowledge or information known to the public in general.

                  (b) Mr. Swift agrees that every item of Confidential Information referred to in this Section 5 which relates to the Company's present business or which arises or is contemplated to arise out of use of the Company's time, facilities, personnel or funds prior to Mr. Swift's termination, is the property of the Company.


                  (c) Mr. Swift further agrees that upon termination of his employment for any reason, he will surrender to the Company all reports, manuals, procedures, guidelines, documents, writing, illustrations, models and other such materials produced by him or coming into his possession by virtue of his employment with the Company during the period of his employment and agrees that all such materials are at all times the property of the Company. Mr. Swift shall be entitled to review, inspect and copy any of the Company information or material necessary for legal or other proceedings to which Mr. Swift is a party defendant by reason of the fact that he is or was an employee or director of the Company.

         6.       Covenant Not to Compete.

                  (a) Subject to the provisions of (c) of this section, without the express prior written consent of the Company, Mr. Swift will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company existing or contemplated as of the date Mr. Swift last worked on the Company's behalf pursuant to this Agreement, in those oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with activities that are the same as or similar to activities Mr. Swift performed on behalf of the Company; provided, however, the Company recognizes that any investment made by Mr. Swift in oil and gas properties owned by the Company which investments are made on the same terms (or terms more favorable to the Company) as those offered to unaffiliated third parties are specifically excluded from this section; and

                  (b) Subject to the provisions of (c) of this Section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.

                  (c) Mr. Swift's obligations under (a) and (b) of this section shall continue in force only while he is receiving payments from the Company under this Agreement after termination, provided that if there has been a "Change in Control," as defined below, then the provisions of (a) and (b) of this section shall have no further force and effect after the date that such Change of Control occurs.

         7.       Termination.

                  (a) Mr. Swift may terminate his employment during the Term of Employment upon 180 days' written notice, and the Company, upon 180 days' written notice, may terminate Mr. Swift's employment by the Company solely for Cause. "Cause" shall be defined as (i) a final non-appealable judgment that Mr. Swift has committed fraud against the Company, its subsidiaries or customers, or (ii) final conviction of a felony. Any such termination by the Company shall require the affirmative vote of a majority of the members of the Board of Directors of the Company then in office who have been or will have been directors for the two-year period ending on the date notice of the meeting or written consent to take such action is first provided to shareholders or directors, as the case may be, or those directors who have been nominated for election or elected to succeed such directors by a majority of such directors (the "Continuing Directors").

                  (i) In the case of termination during the Initial Term due to Mr. Swift's resignation, except in those circumstances covered by Section 7(b) below, Mr. Swift shall continue to receive his then current salary (based upon the salary being paid to Mr. Swift immediately prior to termination) (x) for a period of six months from the date of termination of his employment hereunder, and (y) for a period beginning in the seventh month thereafter and ending once the amounts paid under this clause (y) equal the total of two weeks' then current salary for every year of service to the Company prior to that date (rounded up to the nearest month of service); and

                  (ii) In the case of termination during the Subsequent Term due to Mr. Swift's resignation, except in those circumstances covered by Section 7(b) below, Mr.
                           Swift will continue to receive his then current salary (x) for a period of one year from the date of termination of his employment hereunder, and (y) for a period beginning in the thirteenth month thereafter and ending once the amounts paid under this clause
                           (y) equal the total of four weeks' then current salary for every year of service to the Company prior to that date (rounded up to the nearest month of service). Notwithstanding anything to the contrary contained in this Agreement, no termination by Mr. Swift of his employment under this Agreement during the Subsequent Term shall cause the payments to be made during the Subsequent Term based upon continuation of Mr. Swift's base salary to be made for more than a five-year period.

         Upon termination of Mr. Swift's employment hereunder, Mr. Swift will receive payments only under the provisions of either Section 7(a)(i) or
         Section 7(a)(ii), but not under both sections. In addition to the amounts payable under Section 7(a)(i) or Section 7(a)(ii) above, in the event of either such termination, the Company shall continue at its expense such medical and dental coverage as then in effect for the period during which Mr. Swift is being paid under either Section 7(a)(i) or 7(a)(ii), and shall pay all scheduled premium payments on the universal life insurance policy covering Mr. Swift as in force immediately prior to his termination of employment hereunder, in addition to the Non-Competition Payments set out in Section 3(c) hereof. In the event of Mr. Swift's termination for Cause, he shall not be entitled to receive any further salary payments, but he shall be entitled to receive the Non-Competition Payments set out in Section 3(c) hereof.

                  (b)      Change of Control.

                           (i) In the event of a "Change in Control," as defined
                  below, on the date of such Change of Control, the Company: (x) shall pay Mr. Swift a lump sum equal to the amounts to be paid under this Agreement as set out in either Section 3(a)(ii) or
                  Section 3(b)(ii), plus amounts set out in Section 3(c), which amounts provide compensation for each remaining year of the Term of Employment, discounted to present value at a rate of 8% per annum; (y) shall continue at the Company's expense such medical and dental coverage as then in effect for a twelve month period; and (z) and shall pay all scheduled premium payments on the universal life insurance policy covering Mr. Swift as in force immediately prior to his termination of employment hereunder, or any successor to, or replacement of, such policies, together with assignment of ownership (if possible under the terms thereof) of any universal life policy to Mr. Swift within one year following such Change of Control, such assignment to take place on a date designated by Mr. Swift. Effective as of the day prior to such Change of Control, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Mr. Swift as of such date will immediately become 100% vested.

                           (ii) Change of Control: "Change of Control," for purposes of this Agreement, shall be deemed to have occurred upon the occurrence of any one (or more) of the following events, other than a transaction with another person controlled by, or under common control with, the Company:

                                    (A)  Any  person,  including  a  "group"  as
                           defined in Section (3)(d)(3) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the voting stock of the Company with respect to which 40% or more of the total number of votes for the election of the Board may be cast;

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

                           (iii)  Notwithstanding  anything  to the  contrary in
                  this Agreement, in the event that any payment, distribution, or other benefit provided by the Company to or for the benefit of Mr. Swift, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), the Company shall pay to Mr. Swift an additional payment (a "Gross-up Payment") in an amount such that after payment by Mr. Swift of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed on any Gross-up Payment, Mr. Swift retains an amount of the Gross-up Payment equal to the Excise Tax imposed upon the Payments. The Company and Mr. Swift shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such
                  Gross-up Payment. Mr. Swift shall notify the Company immediately in writing of any claim by the Internal Revenue Service which, if successful, would require the Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by the Company and Mr. Swift) within fifteen days of the receipt of such claim. The Company shall notify Mr. Swift in writing at least ten days prior to the due date of any response required with respect to such claim if it plans to contest such claim. If the Company decides to contest such claim, Mr. Swift shall cooperate fully with the Company in such action; provided, however, the Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Mr. Swift harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of the Company's action. If, as a result of the Company's action with respect to a claim, Mr. Swift receives a refund of any amount paid by the Company with respect to such claim, Mr. Swift shall promptly pay such refund to the Company. If the Company fails to timely notify Mr. Swift whether it will contest such claim or the Company determines not to contest such claim, then the Company shall immediately pay to Mr. Swift the portion of such claim, if any, which it has not previously paid to Mr. Swift.


                  (c) In the event of termination due to Mr. Swift's death or as a result of sickness or disability of a permanent nature rendering Mr. Swift unable to perform his duties hereunder for a period of six (6) consecutive months ("Permanent Disability") during the Term of Employment, the Company shall pay to Mr. Swift or to Mr. Swift's spouse, if she is then living, or otherwise shall pay to the estate of Mr. Swift, as applicable, in the year of death or Permanent Disability or the year thereafter (at the direction of Mr. Swift's estate or guardian), a lump sum payment equal to the amounts to be paid under this Agreement as set out in Section 3 hereof (including the amounts set out in Section 3(c) hereof), discounted to present value at a rate of 8% per annum. On the date of his death or Permanent Disability, the unvested portions of all outstanding stock options issued to Mr. Swift to purchase shares of common stock of the Company held by Mr. Swift immediately prior to such date will immediately become 100% vested and shall remain exercisable by Mr. Swift's estate or by Mr. Swift, as applicable, for one year following such death or Permanent Disability.

                  (d)  Immediately  prior  to the  date  of  termination  of Mr.
         Swift's employment under this Agreement by either party, all outstanding unexercised options to purchase shares of common stock of the Company held by Mr. Swift (as of the day prior to such termination) shall immediately vest or be deemed to have vested, and otherwise Mr. Swift shall retain such options with no change in the number of shares covered by such options, the date such options first become exercisable, the period over which they are exercisable, or their exercise price.

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

         11. Entire Agreement. This Agreement constitutes the sole agreement between the parties and supersedes any and all other agreements, oral or written, relating to the subject matter covered by the Agreement with the exception of certain Indemnity Agreements which may exist between the Company and Mr. Swift, and which remain in force independent of this Agreement. This Agreement may be executed in multiple counterparts with the same effect as one original document.

         12. Waiver. Any waiver or breach of any of the terms of this Agreement shall not operate as a waiver of any other breach of such terms or conditions, or any other terms or conditions, nor shall any failure to enforce any provisions hereof operate as a waiver of such provision or any other provision hereof.


         13. Assignment. This Agreement is a personal employment contract and the rights and interests of Mr. Swift hereunder may not be sold, transferred, assigned or pledged.

         14. Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, representatives, successors and assigns.

         15. Disputes. If a dispute arises out of or related to this Agreement and the dispute cannot be settled through direct discussions, the Company and Mr. Swift agree that if it then becomes necessary in Mr. Swift's judgment for him to sue the Company in order to collect amounts to be paid to him under this Agreement or otherwise enforce his rights under this Agreement, then the Company will be obligated to pay both its own and Mr. Swift's legal fees in such litigation, including the obligation of the Company to pay Mr. Swift's legal fees within thirty days of receiving invoices therefor from Mr. Swift.

         16. Lump Sum Payments. If payments to be made under any portion of this Agreement provide for such payments to be made over a period of time, Mr. Swift and the Company's Board of Directors may agree for such payments to be made in a lump sum, which shall be determined by discounting the periodic payments using a discount factor of 8% per annum.

         IN WITNESS WHEREOF, the parties hereto affixed their signatures hereunder as of the date first above written.

                                    SWIFT ENERGY COMPANY


                                    By
                                      ------------------------------------------
                                         Name:    Clyde W. Smith, Jr.
                                         Title:   Chairman of the Compensation
                                                  Committee of the Board
                                                  of Directors

                                    A. EARL SWIFT


                                    --------------------------------------------
                                    Address:      2715 S. Southern Oaks
                                                  Houston, Texas 77068

                                    EXHIBIT A


The Annual Non-Competition Payment to be paid on the first day of each of the five years of the Subsequent Term to Mr. Swift (or to Mr. Swift's spouse, if she is then living, or otherwise to be paid to the estate of Mr. Swift) under
Section 3(c) of the Amended and Restated Employment Agreement last amended during November 2000 (the "Agreement") by and between Swift Energy Company and
A. Earl Swift is to be the sum of (a) and (b) below, calculated as follows:

         (a)      An amount equal to:

                  (i) $360,220 (in lieu of Company contributions to a 401(k) plan for periods prior to adoption of such a plan by the Company), increased at the rate of 8% per annum from December 31, 1999, until the first day of the Subsequent Term, divided by:

                  (ii)     4.31212684,

         (b)      An amount equal to:

                  (i) 1.5 times Mr. Swift's total annual compensation paid during the last preceding full fiscal year of the Initial Term during which he was paid both base salary and a bonus,

                  divided by:

                  (ii)     4.31212684.

                                  Exhibit 10.13

                FOURTH AMENDED AND RESTATED AGREEMENT AND RELEASE



THE STATE OF TEXAS
                             KNOW ALL MEN BY THESE PRESENTS:
COUNTY  OF  HARRIS


         This Fourth Amended and Restated Agreement and Release is made and entered into between Virgil Neil Swift (hereinafter referred to as "Mr. Swift"), whose current address is 5000 Prairie Dunes, Austin, Texas 78747 and Swift Energy Company (hereinafter referred to as "Company"), a Texas corporation, with current business address at 16825 Northchase Drive, Suite 400, Houston, Texas 77060. This Fourth Amended and Restated Agreement and Release is made in light of the following:

                                    RECITALS:

         WHEREAS, Mr. Swift and the Company entered into that certain Agreement and Release, dated June 1, 1994, for the gradual separation of Mr. Swift from the Company as an employee, as amended by (i) First Amendment, dated December 1, 1995, (ii) Second Amendment, executed by the Company on January 14, 1997, and
(iii) Third Amendment, executed by the Company on May 11, 1999 ("Agreement and Release");

         WHEREAS, Mr. Swift has now freely and voluntarily terminated his employment with the Company under the terms and provisions of the Agreement and Release, effective at the end of business on June 30, 2000; but Mr. Swift retains his membership on the Board of Directors of the Company and, at the request of the Company, his position as a member of the Board of Directors of Swift Energy International, Inc. ("Swift International"), a wholly owned subsidiary of the Company; and

         WHEREAS, the Company has requested Mr. Swift, and Mr. Swift has agreed, to become a consultant to the Company (as an independent contractor and not as an employee), effective July 1, 2000 (hereinafter sometimes referred to as the "effective date"), by modifying and restating the terms and provisions of the Agreement and Release by this Fourth Amended and Restated Agreement and Release ("Agreement").

         NOW, THEREFORE, in consideration of the above recitals and the promises to be kept hereunder, Mr. Swift and Company agree as follows:

                                   AGREEMENT:

         1.     Upon execution hereof, the parties agree to do the following:

                  A. Duties: Effective July 1, 2000, Mr. Swift will provide advisory and consultation services to the key employees, officers and directors of the Company, concentrating his efforts in the area of the Company's New Zealand oil and gas exploration and production operations, and such other activities as may be designated from time to time by the President or Chairman of the Board of the Company, hereinafter collectively referred to as "services." Mr. Swift will report directly to the President of the Company.

                  B. Retainer: As consideration and retainer for said services and the promises to be kept by Mr. Swift herein, the Company will pay Mr. Swift Five Thousand Dollars and No Cents ($5,000.00) on the last day of the month for each month this Agreement is in force and effect. Mr. Swift need not work any specific number of hours, but will make himself reasonably available upon request of the President or Chairman of the Board of Directors of the Company or when Mr. Swift deems it necessary or advisable.

                  C. Termination: Either party may terminate this Agreement at the end of any month, for any or no reason, upon at least two weeks prior written notice of termination given to the other party.

                  D. Expenses and COBRA Reimbursement. Mr. Swift will be entitled to reimbursement, upon presentation of his itemized invoice, for any reasonable out of pocket expenses incurred by Mr. Swift, such as (i) airline tickets when required to fly solely for the purpose of providing services hereunder, (ii) meals and lodging, should Mr. Swift be required to provide services hereunder away from home overnight. In such case, mileage for the use of his personal vehicle to provide services hereunder will be charged at a rate of Thirty Two and One Half Cents (32.5(cent)) per mile, which shall be adjusted annually to the applicable per mile rate equivalent to that allowed by the Internal Revenue Service. A copy of Mr. Swift's proof of automobile liability insurance is required hereunder.

                         The Company will reimburse Mr. Swift the amount paid by him to continue medical and dental coverage for a 12 month period after July 1, 2000 under COBRA.

                  E. Independent Contractor. It is expressly understood that Mr. Swift is performing services as an independent contractor under this Agreement, that Mr. Swift is the sole judge of the manner in which he performs such services, that Mr. Swift is not an employee of Company, nor an agent of Company, nor does Mr. Swift have authority to bind the Company or speak for, or on behalf of Company, under this Agreement, unless specifically directed to do so in writing by an officer of the Company of at least Vice President rank, or
                         Chairman of the Board of the Company, with the exception of Mr. Swift's duties and authority as a member of the Board of Directors of the Company. It is fully understood that, as an independent contractor, Mr. Swift is solely responsible for payment of his own income taxes, FICA, self-employment taxes, workers' compensation, unemployment taxes, and any other taxes that may be due as a result of the consideration that is being paid hereunder. There will be no withholding for taxes from any payments made to Mr. Swift by Company under this Agreement. It is further understood that Mr. Swift will not be eligible to participate in any of Company's employee benefit plans or programs, other than programs provided to directors, except as may be otherwise provided herein. It shall be Mr. Swift's sole responsibility to carry any insurance for Mr. Swift or his beneficiaries, such as worker compensation, life, accident, disability, and medical insurance to cover Mr. Swift or his employees or dependents.

                  F. Stock Options. In the event of a "Change of Control" as defined below, effective as of the day prior to such Change of Control, all outstanding stock options issued to Mr. Swift to purchase shares of common stock of the Company held by Mr. Swift as of such date will immediately become 100% vested.

                  G. Change of Control: "Change of Control," for purposes of this Agreement, shall be deemed to have occurred upon the occurrence of any one (or more) of the following events, other than a transaction with another person controlled by, or under common control with, the Company or its officers:

                         (i) Any person, including a group as defined in Section
                         (3)(d) (3) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the voting stock of the Company with respect to which 40% or more of the total number of votes for the election of the Board may be cast.

                         (ii) As a result of, or in connection with, any cash tender offer, exchange offer, merger or other business combination, sale of assets or contested election, or combination of the above, persons who were directors of the Company immediately prior to such event will cease to constitute a majority of the Board;

                         (iii) The stockholders of the Company shall approve an agreement providing either for a transaction in which the Company will cease to be an independent publicly owned corporation or for a sale or other disposition of all or substantially all the assets of the Company; or

                         (iv) A tender offer or exchange offer is made for shares of the Company's Common Stock (other than one made by the Company), and shares of Common Stock are acquired thereunder ("Offer").

         2. Mr. Swift, on behalf of himself and his successors, heirs, assigns, executors, attorneys, agents, representatives, and any other person claiming by, through or under him, unconditionally and forever RELEASES, ACQUITS and DISCHARGES Company, its owners, successors, directors, officers, employees, former employees, consultants, agents and assigns (hereinafter collectively referred to as "RELEASED PARTIES") from any and all claims, charges, causes of action, rights, damages, losses, liabilities and demands, whether based upon statute or in tort, contract, or any other legal or equitable theory of recovery, which Mr. Swift now has or may have, of any kind or character, now known, including, but not limited to, any claim for salary, compensation, benefits, expenses, compensatory and exemplary damages (statutory or common law), interest, attorney's fees, costs, and any form of declaratory or injunctive relief, arising from, attributable to, related to (i) Mr. Swift's prior employment with the Company; (ii) the entry into the Agreement and Release and this Agreement; (iii) the change of Mr. Swift's employment status from an at-will employee to having a contract of employment for a specific term subject to early termination under the Agreement and Release; (iv) the change of Mr. Swift's employment from employment for a specific term under the Agreement and Release to a non-employee independent contractor under this Agreement; (v) any alleged discriminatory, retaliatory, tortious, contractual and/or improper actions towards Mr. Swift now known; and (vi) any and all other acts or omissions related to any matter arising from the employment of Mr. Swift by Company up to and including the date of the execution of this Consulting Agreement and Release. This release includes, but is not limited to, any claims of wrongful employment actions, discrimination (based on age or any other factor), including claims brought under the Employee Retirement Income Security Act, Age Discrimination in Employment Act of 1967, Older Workers Benefit Protection Act of 1992, Title VII of the Civil Rights Act of 1964, or the Texas Commission on Human Rights Act, the Texas Workers' Compensation Act, retaliation, slander, intentional and/or negligent infliction of emotional distress, mental anguish, breach of an implied covenant of good faith and fair dealing, negligent training or supervision, conspiracy, or any other alleged unlawful or wrongful conduct, whether arising under any federal or state statutes, regulation or the common law (contract, tort or other) of any jurisdiction.
         3. This Agreement and its terms shall be maintained in strict confidence by Mr. Swift, his spouse and representatives. Mr. Swift and his spouse agree that they will not disclose, directly or indirectly, the terms of this Agreement or any communications, written, verbal or otherwise, constituting or concerning the negotiation of this Agreement, to any third person, apart from each other unless required to do so by a court of competent jurisdiction, or under applicable law or under regulations of the SEC.
         4. Mr. Swift agrees that as a past officer and key employee of the Company, there was and is a relationship of trust and confidence between himself and Company with respect to information applicable to the business of Company. In this regard, Mr. Swift recognizes and agrees that Company possesses and will continue to possess information that has been created, discovered or developed, or made known to the Company, by himself and others during the period of, or arising out of, his employment, which information has commercial value in the business in which the Company is engaged. All of this information is proprietary to Company. In consideration of the promises and payments by Company as contained herein, Mr. Swift agrees:

                  A. To keep confidential any proprietary information, including, but not limited to all trade secrets, confidential knowledge, data or other proprietary information relating to products, processes, designs, formulas, developmental or experimental work, computer programs, data bases, customer lists, business plans, reserve information, geophysical and geological information, financial information, or other subject matter pertaining to any part of the business of Company or its licensees during the term of this Agreement (collectively, hereinafter called "Confidential Information");

                  B. To prevent the disclosure of Confidential Information to any third party;

                  C. To prevent the use of Confidential Information for his own benefit;

                  D. To prevent aiding others with the use of Confidential Information in competition with the Company, its affiliates or its subsidiaries. These obligations will exist during and after any termination of this Agreement by Mr. Swift or the Company. Notwithstanding anything contained in this Agreement, Confidential Information does not include any general knowledge, skills or experience acquired by Mr. Swift or any knowledge or information known to the general public; and

                  E. While this Agreement remains in force and effect, but subject to release of Mr. Swift's obligations hereunder after a Change of Control, as herein above defined at 1.G., Mr. Swift further agrees:

                           1. Without the express prior written consent of the Conflicts of Interest Committee of the Board of Directors, Mr. Swift will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of Company then existing or contemplated in those oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with such activities that are the same as or similar to activities Mr. Swift performed on behalf of the Company which directly compete with those activities of the Company; and

                           2. Without the express prior written consent of the Conflict of Interest Committee of the Board of Directors, Mr. Swift agrees that he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person now engaged by Company as an employee, officer, director or consultant with whom Mr. Swift worked during the course of his former employment by the Company or during the period during which this Agreement is in force or effect, unless such person or entity has not been engaged by the Company for a period of at least 90 days.

         5. A. The parties agree that this Agreement is not intended to (i) adversely affect, in any way, Mr. Swift's vested 401K retirement plan (provided, however, Mr. Swift will no longer be eligible to participate in the 401K retirement plan after June 30, 2000), (ii) adversely affect Mr. Swift's ability to enforce the provisions of this Agreement in the future, or (iii) affect Mr. Swift's vested portion of the Company's Employee Stock Ownership Plan.

            B. Notwithstanding anything to the contrary contained in this Agreement, the following provision shall govern outstanding stock options held by Mr. Swift as of the date this Agreement is executed:

                  Immediately prior to the date of termination of Mr. Swift's service as a member of the Board of Directors of Swift Energy Company, all outstanding unexercised options to purchase shares of common stock of the Company held by Mr. Swift (as of the day prior to such termination) shall immediately vest or be deemed to have vested, and otherwise Mr. Swift shall retain such options with no change in the number of shares covered by such options, the date such options first become exercisable, the period over which they are exercisable, or their exercise price.

         6. With the limited exception of Section 5.A(ii) above, Mr. Swift agrees not to sue or initiate against Company or the other RELEASED PARTIES, any action, proceedings or compliance review, or to participate in same as a party, individually or as a member of a class, under any contract, express or implied, law or regulation, whether federal, state or local, pertaining in any manner whatsoever to Mr. Swift's prior employment with Company, or any matter covered by the releases contained in this Agreement.
         7. Mr. Swift is bound to this Agreement. Anyone who succeeds to his rights or responsibilities, such as the heirs or the executor of his estate, is also bound.
         8. This Agreement may not be changed or terminated orally, and no change, termination or waiver of this Agreement or any of its provisions shall be made binding unless made in writing and signed by all parties. For any breach of this Agreement, the Parties agree to look exclusively to their rights under the terms hereof. Except as otherwise provided in Section 5, above, this Agreement succeeds, replaces, and merges all previous agreements and discussions between Mr. Swift and Company, or their respective attorneys and agents, relating to the same or similar subject matters and constitutes the entire agreement between Mr. Swift and Company with respect to its subject matter.
          9. Any disputes with respect to this Agreement shall be resolved by submitting such disputes to arbitration with the American Arbitration Association in Houston, Texas. Subject to the provisions of Section 15 below, the parties shall bear equally all expenses of such arbitration unless the arbitrators determine that a different allocation would be more equitable. The award of the arbitrators will be the exclusive remedy of the parties for all claims, counterclaims, issues or accounting presented or plead to the arbitrators. Nothing in this Section shall prevent either party from seeking provisional injunctive relief pending arbitration, by applying to any court of competent jurisdiction.
         10. This Agreement shall be interpreted and construed in accord with, and shall be governed by, the laws of the State of Texas.
         11. In making this Agreement, no promises or representations of any kind have been made to Mr. Swift by the RELEASED PARTIES or anyone acting for them except as is expressly stated in this Agreement.
         12.  If  any   provision   of  this   Agreement   is  held  invalid  or
unenforceable, or if any provision of this Agreement is held invalid or unenforceable with respect to particular circumstances, the balance of this Agreement will remain in full force and effect in its other provisions and in all other circumstances.
         13. Mr. Swift and Company acknowledge that Mr. Swift had seven (7) days following the execution of the Agreement and Release to revoke the Agreement and Release.
         14. Mr. Swift fully informed himself of the terms, contents, conditions and effects of this Agreement, Mr. Swift was provided an original draft of this Agreement on or about August 9, 2000, and engaged in negotiations with the Company with respect hereto. Mr. Swift further acknowledges that he has been given at least 21 days prior to execution to consider this Agreement; that Mr. Swift has been advised to consult with an attorney prior to executing the Agreement; that he is over the age of eighteen (18) years old, of sound mind and otherwise competent to execute this Agreement; and that Mr. Swift is entering into this Agreement knowingly and voluntarily and without any undue influence or pressures.
         15. Disputes. If a dispute arises out of or related to this Agreement and the dispute cannot be settled through direct discussions, the Company and Mr. Swift agree that if it then becomes necessary in Mr. Swift's judgment for him to sue the Company or take the Company to arbitration in order to collect the amounts to be paid to him under this Agreement or otherwise enforce his rights under this Agreement, then the Company will be obligated to pay both its own and Mr. Swift's legal fees in such litigation or arbitration, including the obligation of the Company to pay Mr. Swift's legal fees within thirty days of receiving invoices therefor from Mr. Swift.
         16. Notwithstanding anything to the contrary herein contained, Section 1.F., G., and Sections 2 through this Section 16 hereof shall survive termination of this Agreement.

           EXECUTED in duplicate this 20th day of November, 2000, but effective July 1, 2000.


                                           SWIFT ENERGY COMPANY



_________________________           By:_____________________________
Virgil Neil Swift                             A. Earl Swift
                                            Chief Executive Officer

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                            Twelve Months Ended December 31,
                                                     2000                 1999                 1998
                                              ------------------    ----------------     ------------------
    GROSS G&A                                         23,793,995          20,518,843            21,010,960
    NET G&A                                            5,585,487           4,497,400             3,853,812
    INTEREST EXPENSE                                  15,968,405          14,442,815             8,752,195
    RENT EXPENSE                                       1,255,474           1,272,497             1,117,351
    NET INCOME BEFORE TAXES                           93,079,346          29,736,151           (73,391,581)
    CAPITALIZED INTEREST                               5,043,206           4,142,098             3,849,665
    DEPLETED CAPITALIZED INTEREST                        307,249             323,124               292,267


              CALCULATED DATA
    -------------------------------------

    UNALLOCATED G&A (%)                                   23.47%              21.92%                18.34%
    NON-CAPITAL RENT EXPENSE                             294,714             278,911               204,944
    1/3 NON-CAPITAL RENT EXPENSE                          98,238              92,970                68,315
    FIXED CHARGES                                     21,109,849          18,677,883            12,670,175
    EARNINGS                                         109,453,238          44,595,061           (64,278,804)

    RATIO OF EARNINGS TO FIXED CHARGES                      5.18                2.39                    --
                                              ==================    ================     ==================



      For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense, capitalized interest, amortization of debt issuance costs and discounts, and that portion of non-capitalized rental expense deemed to be the equivalent of interest. Earnings represents income before income taxes from continuing operations before fixed charges. Due to the $90.8 million non-cash charge incurred in the third quarter of 1998 caused by a write-down in the carrying value of oil and gas properties, 1998 earnings are insufficient by $76.9 million to cover fixed charges in this period. If the $90.8 million non-cash charge is excluded, the ratio of earnings to fixed charges would have been 2.09 for 1998.

                                 EXHIBIT 23 (A)

                    CONSENT OF H.J. GRUY AND ASSOCIATES, INC.

We hereby consent to the use of the name H.J. Gruy and Associates, Inc. and of references to H. J. Gruy and Associates, Inc. and to the inclusion of and references to our report dated February 7, 2001, (Year-End 2000 Reserves Audit) prepared for Swift Energy Company in the Swift Energy Company Annual Report on Form 10-K for the year ended December 31, 2000.

                                         H.J. GRUY AND ASSOCIATES, INC.



                                         by: ______________________________
                                         Marilyn Wilson
                                         President & Chief Operating Officer


March 7, 2001
Houston, Texas


E:\S\SWIFT\CONSENTS\CONSENT.3-01.DOC

                                 EXHIBIT 23 (B)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated February 19, 2001, included in the Annual Report of Swift Energy Company on Form 10-K for the year ended December 31, 2000, into Swift Energy Company's previously filed Registration Statement File Numbers 33-14305, 33-36310, 33-80228, and 33-80240 on Form S-8 and Number 33-81651 on Form S-3.



                                              ARTHUR ANDERSEN LLP


Houston, Texas
March 23, 2001

                                   EXHIBIT 99

                                February 7, 2001




Swift Energy Company
16825 Northchase Drive, Suite 400
Houston, Texas 77060

                                              Re:    Year-End 2000
                                                     Reserves Audit
                                                     00-003-160

Gentlemen:

At your request, we have independently audited the estimates of oil, natural gas and natural gas liquid reserves and future net cash flows as of December 31, 2000, that Swift Energy Company (Swift) attributes to net interests owned by Swift. Based on our audit, we consider the Swift estimates of net reserves and net cash flows to be in reasonable agreement, in the aggregate, with those estimates that would result if we performed a completely independent evaluation effective December 31, 2000.

The Swift estimated net reserves, future net cash flow, and discounted future net cash flow are summarized below:

                                      Domestic and International
                                           Proved Reserves
-------------------------------------------------------------------------------------------------------
                                    Estimated                          Estimated
                                   Net Reserves                    Future  Net Cash Flow
                         ----------------------------      --------------------------------------------
                         Oil, NGL, &                                                     Discounted
                         Condensate           Gas                                          at 10%
                          (Barrels)          (Mcf)            Nondiscounted               Per Year
                         -----------      -----------      --------------------    --------------------
Proved Developed          10,980,196      215,169,833      $      2,199,482,798    $      1,257,570,764

Proved Undeveloped        24,153,400      203,444,143      $      1,774,721,537    $      1,055,684,045
                         -----------      -----------      --------------------    --------------------

Total Proved              35,133,596      418,613,976      $      3,974,204,335    $      2,313,254,809

G & A                                                     ($         25,342,970)  ($         13,376,568)
                         -----------      -----------      --------------------    --------------------
GRAND TOTAL               35,133,596      418,613,976      $      3,948,861,365    $      2,299,878,241

                                           Domestic
                                        Proved Reserves
-------------------------------------------------------------------------------------------------------
                                  Estimated                                 Estimated
                                 Net Reserves                          Future Net Cash Flow
                         ----------------------------      --------------------------------------------
                         Oil, NGL, &                                                   Discounted
                         Condensate          Gas                                         at 10%
                          (Barrels)         (Mcf)             Nondiscounted             Per Year
                         -----------      -----------      --------------------    --------------------
Proved Developed         10,980,196       215,169,833      $      2,199,482,798    $      1,257,570,764

Proved Undeveloped       12,962,513       148,130,666      $      1,550,321,576    $        919,388,009
                         -----------      -----------      --------------------    --------------------

Total Proved             23,942,709       363,300,499      $      3,749,804,374    $      2,176,958,773

G & A                                                     ($         25,342,970)  ($         13,376,568)
                         -----------      -----------      --------------------    --------------------

Domestic Total           23,942,709       363,300,499      $      3,724,461,404    $      2,163,582,205



                                          New Zealand
                                        Proved Reserves
-------------------------------------------------------------------------------------------------------
                                  Estimated                                 Estimated
                                 Net Reserves                         Future Net Cash Flow
                         ----------------------------      --------------------------------------------
                         Oil, NGL, &                                                    Discounted
                         Condensate           Gas                                         at 10%
                          (Barrels)          (Mcf)            Nondiscounted              Per Year
                         -----------      -----------      --------------------    --------------------
Proved Developed                 -0-              -0-      $                -0-    $                -0-

Proved Undeveloped        11,190,887       55,313,477      $        224,399,961    $        136,296,036
                         -----------      -----------      --------------------    --------------------

New Zealand Total         11,190,887       55,313,477      $        224,399,961    $        136,296,036


The discounted future net cash flows summarized in the above table are computed using a discount rate of 10 percent per annum. Proved reserves are estimated in accordance with the definitions contained in Securities and Exchange Commission Regulation S-X, Rule 4-10(a). The definitions are included, in part, as Attachment I. The reserves discussed herein are estimates only and should not be construed as exact quantities. Future economic or operating conditions may affect recovery of estimated reserves and cash flows, and reserves of all categories may be subject to revision as more performance data become available.

Swift represents that the future net cash flows discussed herein were computed using prices received for oil and natural gas as of December 31, 2000. Oil and condensate prices are based on a year-end 2000 reference price of $23.75 per barrel. Natural gas price is based on a year-end 2000 reference price of $10.53 per MMBtu. A differential is applied to the oil, condensate, and natural gas reference prices to adjust for transportation, geographic property location, and quality or energy content. Product prices, direct operating costs, and future capital expenditures are not escalated and therefore remain constant for the projected life of each property. Swift represents that the provided product sales prices and operating costs are in accordance with Securities and Exchange Commission guidelines.

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

Estimates of net cash flow and discounted net cash flow should not be interpreted to represent the fair market value for the audited reserves. The estimated reserves and cash flows discussed herein have not been adjusted for uncertainty.

Future net cash flow as presented herein is defined as the future cash inflow attributable to the evaluated interest less, if applicable, future operating costs, ad valorem taxes, and future capital expenditures. Future cash inflow is defined as gross cash inflow less, if applicable, royalties and severance taxes. Future cash inflow and future net cash flow stated in this report exclude consideration of state or federal income tax. Future costs of abandoning the facilities and wells, and the restoration of producing properties to satisfy environmental standards are not deducted from cash flow.

In conducting this audit, we relied on data supplied by Swift. The extent and character of ownership, oil and natural gas sales prices, operating costs, future capital expenditures, historical production, accounting, geological, and engineering data were accepted as represented. No independent well tests, property inspections, or audits of operating expenses were conducted by our staff in conjunction with this work. We did not verify or determine the extent, character, status, or liability, if any, of production imbalances or any current or possible future detrimental environmental site conditions.

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

If investments or business decisions are to be made in reliance on these judgements by anyone other than our client, such person, with the approval of our client, is invited to visit our offices at his expense so that he can evaluate the assumptions made and the completeness and extent of the data available on which our opinions are based. This report is for general guidance only, and responsibility for subsequent decisions resides with the decision maker.

Any distribution or publication of this work or any part thereof must include this letter in its entirety.

                                          Yours very truly,

                                          H.J. GRUY AND ASSOCIATES, INC.
                                          Texas Registration Number F-000637



                                          by:  /s/ Marilyn Wilson  59498
                                             -------------------------------
                                          Marilyn Wilson, PE
                                          President and Chief Operating Officer


Attachment

MW:cjd
E:\S\SWIFT\160\swift year end 2000.doc

                                  ATTACHMENT I

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


PROVED UNDEVELOPED RESERVES

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.
------------------------
1  Contained in Securities and Exchange Commission Regulation S-X, Rule 4-10 (a)