Form 10-Q
period 2001-03-31
SWIFT ENERGY CO
filed 2001-05-15
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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



                  Common Stock                     24,716,734 Shares
                 ($.01 Par Value)             (Outstanding at April 30, 2001)
                 (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               PAGE

         Item 1.    Condensed Consolidated Financial Statements
                    Condensed Consolidated Balance Sheets
                    -  March 31, 2001 and December 31, 2000                                   3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month periods ended
                       March 31, 2001 and 2000                                                5

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  March 31, 2001 and December 31, 2000                                   6

                    Condensed Consolidated Statements of Cash Flows
                    -  For the Three-month periods ended March 31, 2001 and 2000              7

                    Notes to Condensed Consolidated Financial Statements                      8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                14

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk               19

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                      None
         Item 2.    Changes in Securities and Use of Proceeds                              None
         Item 3.    Defaults Upon Senior Securities                                        None
         Item 4.    Submission of Matters to a Vote of Security Holders                    None
         Item 5.    Other                                                                    20
         Item 6.    Exhibits and Reports on Form 8-K                                         20
SIGNATURES                                                                                   21

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     March 31, 2001          December 31, 2000
                                                                ---------------------    -----------------------
                                                                     (Unaudited)
    ASSETS
    Current Assets:
      Cash and cash equivalents                                 $           3,134,669    $             1,986,932
      Accounts receivable -
        Oil and gas sales                                                  27,887,249                 26,939,472
        Associated limited partnerships
           and joint ventures                                               2,405,596                  2,685,003
        Joint interest owners                                               7,588,280                  7,181,974
      Other current assets                                                  1,898,697                  3,079,498
                                                                ---------------------    -----------------------
               Total Current Assets                                        42,914,491                 41,872,879
                                                                ---------------------    -----------------------


    Property and Equipment:
      Oil and gas, using full-cost accounting
        Proved properties being amortized                                 847,003,378                753,426,124
        Unproved properties not being amortized                            65,780,286                 55,512,872
                                                                ---------------------    -----------------------
                                                                          912,783,664                808,938,996
      Furniture, fixtures, and other equipment                              9,108,781                  8,873,266
                                                                ---------------------    -----------------------
                                                                          921,892,445                817,812,262
      Less-Accumulated depreciation, depletion,
           and amortization                                              (304,052,903)              (290,725,112)
                                                                ---------------------    -----------------------
                                                                          617,839,542                527,087,150
                                                                ---------------------    -----------------------
    Other Assets:
      Deferred charges                                                      3,333,417                  3,426,972
                                                                ---------------------    -----------------------
                                                                            3,333,417                  3,426,972
                                                                ---------------------    -----------------------

                                                                $         664,087,450    $           572,387,001
                                                                =====================    =======================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         March 31, 2001             December 31, 2000
                                                                    ------------------------      -----------------------
                                                                            (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable and accrued liabilities                         $             45,055,204      $            54,977,397
   Payable to associated limited partnerships                                      9,002,968                    1,291,787
   Undistributed oil and gas revenues                                             11,929,831                    8,055,587
                                                                    ------------------------      -----------------------
       Total Current Liabilities                                                  65,988,003                   64,324,771
                                                                    ------------------------      -----------------------

 Long-Term Debt                                                                  189,345,831                  134,729,485
 Deferred Income Taxes                                                            52,980,544                   41,178,590

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                                 ---                          ---
   Common stock, $.01 par value, 35,000,000
     shares authorized, 25,548,599 and 25,452,148
     shares issued, and 24,709,565 and 24,608,344
     shares outstanding, respectively                                                255,486                      254,521
   Additional paid-in capital                                                    294,619,482                  293,396,723
   Treasury stock held, at cost, 839,034 and 843,804
     shares, respectively                                                        (12,032,791)                 (12,101,199)
   Retained earnings                                                              72,930,895                   50,604,110
                                                                    ------------------------      -----------------------
                                                                                 355,773,072                  332,154,155
                                                                    ------------------------      -----------------------
                                                                    $            664,087,450      $           572,387,001
                                                                    ========================      =======================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)

                                                                       Three months ended
                                                      ---------------------------------------------------
                                                              03/31/01                   03/31/00
                                                      ------------------------   ------------------------
        Revenues:
          Oil and gas sales                           $             62,695,525   $             37,184,091
          Fees from limited partnerships
            and joint ventures                                          62,556                     43,074
          Interest income                                               12,339                    267,431
          Price-risk management and other, net                        (378,406)                   253,049
                                                      ------------------------   ------------------------
                                                                    62,392,014                 37,747,645
                                                      ------------------------   ------------------------

        Costs and Expenses:
          General and administrative, net                            1,884,231                  1,147,788
          Depreciation, depletion and amortization                  13,386,786                 11,470,854
          Oil and gas production                                     8,958,119                  6,144,072
          Interest expense, net                                      2,649,748                  4,065,887
                                                      ------------------------   ------------------------
                                                                    26,878,884                 22,828,601
                                                      ------------------------   ------------------------

        Income before Income Taxes and Cumulative
          Effect of Change in Accounting Principle                  35,513,130                 14,919,044

        Provision for Income Taxes                                  12,793,477                  5,329,216
                                                      ------------------------   ------------------------

        Income Before Cumulative Effect of Change
          in Accounting Principle                                   22,719,653                  9,589,828

        Cumulative Effect of Change in Accounting
          Principle (net of taxes)                                     392,868                        ---
                                                      ------------------------   ------------------------

        Net Income                                    $             22,326,785   $              9,589,828
                                                      ========================   ========================

        Per share amounts -
          Basic: Income  Before Cumulative  Effect
                   of Change in Accounting Principle  $                   0.92   $                   0.46
                 Cumulative Effect of Change
                   in Accounting Principle                                0.01                        ---
                                                      ------------------------   ------------------------
                           Net Income                 $                   0.91   $                   0.46
                                                      ========================   ========================

        Diluted: Income Before Cumulative Effect of
                   Change in Accounting Principle     $                   0.89   $                   0.43
                 Cumulative  Effect  of Change in
                   Accounting Principle                                   0.01                        ---
                                                      ------------------------   ------------------------
                             Net Income               $                   0.88   $                   0.43
                                                      ========================   ========================

        Weighted Average Shares Outstanding                         24,666,155                 20,848,617
                                                      ========================   ========================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Additional
                                          Common          Paid-In             Treasury          Retained
                                          Stock(1)        Capital               Stock           Earnings               Total
                                       ------------   ----------------    ----------------   ---------------     ----------------
 Balance, December 31, 1999            $    216,832   $    191,092,851    $    (12,325,668)  $    (8,579,898)    $    170,404,117
    Stock issued for benefit plans
        (46,632 shares)                         310            297,060             224,469               ---              521,839
    Stock options exercised
        (543,450 shares)                      5,434          4,316,446                 ---               ---            4,321,880
    Employee stock purchase plan
        (29,889 shares)                         299            297,414                 ---               ---              297,713
    Subordinated notes conversion
        (3,164,644 shares)                   31,646         97,392,952                 ---               ---           97,424,598
    Net income
                                                ---                ---                 ---        59,184,008           59,184,008
                                       ------------   ----------------    ----------------   ---------------     ----------------

 Balance, December 31, 2000            $    254,521   $    293,396,723    $    (12,101,199)  $    50,604,110     $    332,154,155
                                       ============   ================    ================   ===============     ================

    Stock issued for benefit plans
        (11,945 shares)(2)                       72            354,973              68,408               ---              423,453
    Stock options exercised
        (89,276 shares)(2)                      893            867,786                 ---               ---              868,679
    Net income (2)                              ---                ---                 ---        22,326,785           22,326,785
                                       ------------   ----------------    ----------------   ---------------     ----------------

 Balance, March 31, 2001 (2)           $    255,486   $    294,619,482    $    (12,032,791)  $    72,930,895     $    355,773,072
                                       ============   ================    ================   ===============     ================

 (1) $.01 Par Value
 (2) Unaudited


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Period Ended March 31,
                                                                  ------------------------------------------------
                                                                           2001                        2000
                                                                  ---------------------      ---------------------
Cash Flows From Operating Activities:
  Net income                                                      $          22,326,785       $          9,589,828
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                13,386,786                 11,470,854
    Deferred income taxes                                                    12,212,858                  5,228,140
    Deferred revenue amortization related to production payment                     ---                   (246,624)
    Other                                                                       109,901                    201,690
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable                              2,760,374                 (2,480,873)
      Decrease in accounts payable and accrued
        liabilities, excluding income taxes payable                          (2,581,934)                  (254,876)
                                                                  ---------------------      ---------------------
        Net Cash Provided by Operating Activities                            48,214,770                 23,508,139
                                                                  ---------------------      ---------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                      (100,015,224)               (24,371,016)
  Proceeds from the sale of property and equipment                                  ---                        621
  Net cash received (distributed) as operator of
    oil and gas properties                                                   (2,573,949)                 3,001,278
  Net cash received (distributed) as operator of partnerships
    and joint ventures                                                          279,407                   (774,358)
  Other                                                                         (58,995)                    (7,371)
                                                                  ---------------------      ----------------------
        Net Cash Used in Investing Activities                              (102,368,761)               (22,150,846)
                                                                  ---------------------      ---------------------

Cash Flows From Financing Activities:
  Net proceeds from bank borrowings                                          54,600,000                        ---
  Net proceeds from issuance of common stock                                    701,728                    586,141
                                                                  ---------------------      ---------------------

        Net Cash Provided by Financing Activities                            55,301,728                    586,141
                                                                  ---------------------      ---------------------

Net Increase in Cash and Cash Equivalents                                     1,147,737                  1,943,434

Cash and Cash Equivalents at Beginning of Period                              1,986,932                 22,685,648
                                                                  ---------------------      ---------------------

Cash and Cash Equivalents at End of Period                        $           3,134,669      $          24,629,082
                                                                  =====================      =====================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized                                                     $           5,694,557      $            5,163,677
Cash paid during period for income taxes                          $               4,500      $                  ---


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 2000


(1)   GENERAL INFORMATION

         The condensed consolidated financial statements included herein have been prepared by Swift Energy Company and are unaudited, except for the balance sheet at December 31, 2000, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of our management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

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

         Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis, based on current economic conditions, and are amortized to expense as our capitalized oil and gas property costs are amortized. The vast majority of our properties are all onshore, and historically the salvage value of the tangible equipment offsets our site restoration and dismantlement and abandonment costs. We expect that this relationship will continue in the future.

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

                             SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 2000-CONTINUED


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

         New Zealand. Because of the delineation of our 1999 Rimu discovery with successful delineation wells drilled in 2000, proved reserves were recognized in New Zealand at December 31, 2000. Commencing in the fourth quarter of 2000, at the end of each quarterly reporting period, a separate calculation of the Ceiling Test will be made for New Zealand in the same manner as the calculation for domestic properties as described above. Given establishment of production in New Zealand during the second quarter of 2001, the provision for depreciation, depletion, and amortization of oil and gas properties will be calculated on the unit-of-production method as described above.

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

      Earnings Per Share

         Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods. The calculation of diluted earnings per share ("Diluted EPS") for the 2000 period assumed conversion of our Convertible Notes as of the beginning of 2000, which occurred in December 2000, and the elimination of the related after-tax interest expense. Diluted EPS for all periods also assumes, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three-month periods ended March 31, 2001 and 2000:

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 2000-CONTINUED


                                                                        Three Months Ended March 31,
                                             -----------------------------------------------------------------------------------
                                                               2001                                         2000
                                             ----------------------------------------   ----------------------------------------
                                                   Net                     Per Share          Net                     Per Share
                                                  Income       Shares        Amount          Income       Shares        Amount
                                             -------------- ------------  -----------   -------------- ------------  -----------
       Basic EPS:
        Net Income Before Cumulative
          Effect of Change in  Accounting
          Principle and Share Amounts        $   22,719,653   24,666,155  $       .92   $    9,589,828   20,848,617  $       .46
        Dilutive Securities:
          6.25% Convertible Notes                       ---          ---                     1,218,984    3,646,847
          Stock Options                                 ---      822,409                           ---      388,706
                                             -------------- ------------                -------------- ------------
        Diluted EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Assumed Share
          Conversions                        $   22,719,653   25,488,564  $       .89   $   10,808,812   24,884,170  $       .43
                                             -------------- ------------                -------------- ------------

      Price Risk Management Activities

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

         We have a policy to use derivative instruments, mainly the buying of protection price floors, to protect against price declines in oil and gas prices. Such derivatives qualify for hedge accounting under SFAS No.133, as amended. We did not elect to designate our open contracts at December 31, 2000, for special hedge accounting treatment. We adopted SFAS No. 133 effective January 1, 2001. Accordingly, we marked our open contracts at December 31, 2000 to fair value at that date resulting in a one-time net of taxes charge of $392,868 which is recorded as a Cumulative Effect of Change in Accounting Principle. In addition, the premium of $209,007 related to such open contracts at December 31, 2000 was also charged to earnings during the first quarter. Price floor contracts entered into in February and March 2001, for portions of May through October 2001 production which were designated as cash flow hedges, resulted in another $384,655 being charged to earnings as the ineffective amount on such hedges. Together these resulted in a total $593,662 charge to earnings in the first quarter of 2001 and is recorded in Price Risk Management and Other, net on the accompanying statements of income.

         The fair value of our open price floor contracts at March 31, 2001 totaled $456,963 and is included in the Other Current Assets account. We are currently monitoring proposed

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 2000-CONTINUED


      changes being considered by the Financial Accounting Standards Board as they relate to accounting for options that are designated for cash flow hedges, and will account for our price floors under the proposed changes on a prospective basis. We do not believe that any changes made in the accounting for our price floors will have a material affect on our financial position and results of operations.

(3)   LONG-TERM DEBT

         Our long-term debt as of March 31, 2001 and December 31, 2000, is as follows (in thousands):

                                      March 31,                December 31,
                                        2001                       2000
                                 ------------------        -------------------
          Bank Borrowings        $           65,200        $            10,600
          Senior Notes                      124,146                    124,129
                                 ------------------        -------------------
              Long-Term debt     $          189,346        $           134,729
                                 ------------------        -------------------

      Bank Borrowings

         Under our $250.0 million credit facility with a syndicate of eight banks, at March 31, 2001 and at December 31, 2000 we had outstanding borrowings of $65.2 million and $10.6 million, respectively. At March 31, 2001, the credit facility consisted of a $250.0 million secured revolving line of credit with a $200 million borrowing base. The interest rate is either (a) the lead bank's prime rate (8.0% at March 31, 2001) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Of the $65.2 million borrowed at March 31, 2001, $20.0 million was borrowed at the LIBOR rate plus applicable margin that ranged from 6.21% to 6.53% at March 31, 2001.

         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The borrowing base is re-determined at least every six months and was approved under its May 2001 review with the same $200 million borrowing base. By its terms, the credit facility extends until August 2002.

      Senior Notes

         Our Senior Notes at March 31, 2001, consist of $125,000,000 of 10.25% Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on February 1 and August 1, and commenced with the first payment on February 1, 2000. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. In addition, prior to August 1, 2002, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 110.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 2000-CONTINUED



      the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

(4)   STOCKHOLDERS' EQUITY

         In December 2000, the holders of approximately $100.0 million of our Convertible Notes converted such notes into 3,164,644 shares of our common stock, which resulted in an increase in our stockholders' equity of approximately $97.4 million.


(5)   NEW ZEALAND ACTIVITIES

         Swift Operated Permit. Our activity in New Zealand began in 1995 with the issuance of the first of two petroleum exploration permits. After a 1998 surrender of a portion of our permit acreage, a combining of the two permits, and a 1999 expansion of the permit, as of March 31, 2001 our permit 38719 covers approximately 100,700 acres in the Taranaki Basin of New Zealand's North Island, with all but 12,800 acres onshore. We have a 90% working interest in this permit and have fulfilled all current obligations under this permit.

         In late 1999, we completed our first exploratory well on this permit, the Rimu-A1, and a production test was performed. During the second half of 2000, we drilled and successfully tested two delineation wells, the Rimu-B1 and the Rimu-B2. In 2001, we have drilled two more delineation wells, the Rimu-A2 and Rimu-A3, which have been logged and have encountered and have pipe set over both the Upper Tariki sandstone and Upper Rimu limestone. The drilling rig moved to the Kauri prospect and commenced drilling the Kauri-A1 exploratory well in early May, which is expected to take 60 days to drill and evaluate. The completion rig was on the Rimu-B pad in April and limited production testing is underway on the Rimu-B1 and Rimu-B2. The completion rig was moved in May to the Rimu-A pad for completion of the Rimu-A1, the Rimu-A3, followed by the Rimu-A2. Production testing will follow completion activities.

         We have begun construction of production and gas processing facilities, which are initially designed to handle 3,500 barrels of oil per day and 10 million cubic feet of processed natural gas per day. We recently entered into an agreement with Genesis Power Limited, a New Zealand electricity generator, for the sale to Genesis of 40 petajoules (approximately 38 billion cubic feet) of natural gas over a 10 year period. Natural gas deliveries from our Rimu discovery will begin under this contract once production and gas processing facilities are completed, which is expected by the end of this year.

         Non-Operated Permits. In 1998, we entered into agreements for a 25% working interest in an exploration permit held by Marabella Enterprises Ltd., a subsidiary of Bligh Oil & Minerals, an Australian company, and a 7.5% working interest held by Antrim Oil and Gas Limited, a Canadian company in a second permit operated by Marabella. In turn, Bligh and Antrim each became 5% working interest owners in our permit 38719.
      Unsuccessful exploratory wells were drilled on these two permits, and we charged $400,000 against earnings in 1998 and $290,000 in 1999. All of the acreage on the permit we had a 25% working interest in was surrendered in 2000. The exploratory well on the 7.5% working interest permit has been temporarily abandoned pending further evaluation.

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

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 2000-CONTINUED


         Costs Incurred. As of March 31, 2001, our investment in New Zealand totaled approximately $41.1 million. Approximately $30.0 million of our investment costs have been included in the proved properties portion of our oil and gas properties and $11.1 million is included as unproved properties.

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

      LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 2001, we principally relied upon our internally generated cash flows of $48.2 million and bank borrowings of $54.6 million to fund capital expenditures of $100.0 million. We expect that internally generated cash flows and a limited amount of bank debt if needed, will provide all necessary funds for capital costs and working capital for the remainder of 2001 as our capital expenditures budget called for a greater proportion of expenditures to be made in the first part of the year.

         During 2000, we primarily relied upon internally generated cash flows of $128.2 million to fund capital expenditures of $173.3 million, plus use of a portion of the remaining net proceeds from our third quarter 1999 issuance of Senior Notes and common stock.

         Net Cash Provided by Operating Activities. For the first three months of 2001, net cash provided by our operating activities increased by 105% to $48.2 million, as compared to $23.5 million during the first quarter of 2000. The increase of $24.7 million was primarily due to $25.5 million of additional oil and gas sales during the 2001 period due to commodity prices and a $1.4 million decrease in interest expense. However, this increase was slightly offset by a $2.8 million increase in oil and gas production costs and a $0.7 million increase in general and administrative expense.

         Existing Credit Facility. At March 31, 2001 and at December 31, 2000, we had $65.2 million and $10.6 million in outstanding borrowings under our credit facility. At March 31, 2001, our credit facility consists of a $250.0 million revolving line of credit with a $200.0 million borrowing base. The borrowing base is re-determined at least every six months. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

         Debt Maturities. The credit facility extends until August 18, 2002. Our $125.0 million senior notes mature August 1, 2009.

         Working Capital. Our working capital decreased slightly from a working capital deficit of $22.5 million at December 31, 2000, to a working capital deficit of $23.1 million at March 31, 2001, primarily due to our capital expenditures exceeding our internally generated cash flows.

         Capital Expenditures. Due to front-loading our 2001 capital expenditures budget, during the first three months of 2001, we used $100.0 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Domestic Activities:

         o   $42.0 million for drilling costs, both development and exploratory;

         o $39.3 million of producing property acquisitions comprised of approximately $31.7 million on the Lake Washington Acquisition and approximately $7.6 for the purchase of additional interests in properties we operate from partnerships managed by us;

         o $7.0 million of domestic prospect costs, principally prospect leasehold, seismic and geological costs of unproved prospects;

         o   $0.3 million on property, plant and equipment; and

         o $0.2 million spent primarily for computer equipment, software and furniture and fixtures.


         New Zealand Activities:

         o $8.7 million on development drilling to further delineate the Rimu area;

         o   $1.7 million on initial stages of production facilities

         o $0.7 million on prospect costs, principally seismic and geological costs; and

         o   $0.1 million for fixed assets.


         In the remaining nine months of 2001, we expect to make capital expenditures of approximately $75.0 to $85.0 million, including investments in all areas in which they were made during the first three months of the year as described above. For the remainder of the year, our quarterly domestic drilling will decrease over the first quarter levels while in New Zealand the remainder of the year will see increased expenditures on the production facilities.

         We drilled or participated in the drilling of 14 domestic wells in the first three months of 2001, and all were successful. Thirteen development wells and one exploratory well were drilled. In New Zealand the Rimu-A2 completed drilling while the Rimu-A3 commenced drilling. As of the filing of this report, the Rimu-A3 has completed drilling while the Kauri-A1 has commenced drilling. For the remaining nine months of 2001 we anticipate drilling or participating in the drilling of an additional 42 domestic wells, made up of 31 domestic development wells and 11 domestic exploratory wells. In New Zealand, current plans for the remainder of 2001 are to drill the Kauri-A1 exploratory well and another Rimu delineation well. We estimate capital expenditures for 2001 to be approximately $175.0 to $185.0 million, an increase from 2000 capital expenditures which totaled $173.0 million. We believe that 2001's anticipated internally generated cash flows, together with our available bank borrowings will be sufficient to finance the costs associated with our currently budgeted remaining 2001 capital expenditures.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      RESULTS OF OPERATIONS - Three Months Ended March 31, 2001 and 2000

         Revenues. Our revenues increased 65% to $62.4 million during the first quarter of 2001 as compared to revenues of $37.7 million for the same period in 2000. This increase was caused substantially by growth in our oil and gas sales that resulted from the 134% increase in gas prices received and the slight increase in oil prices received.

         Oil and Gas Sales. Our oil and gas sales increased 69% to $62.7 million in the first quarter of 2001, compared to $37.2 million for the comparable period in 2000. Our natural gas production increased 2% while our oil production decreased 8% resulting in a slight decrease in equivalent volumes produced compared to production in the same period in 2000.

         Our $25.5 million increase in oil and gas sales during the first quarter of 2001 resulted solely from price variances. The components of our sales increase were:

      o Price variances led to an increase in sales of $26.6 million, with $26.4 million of the increase coming from the increase in average gas prices received and $0.2 million coming from the increase in average oil prices received; and

      o Volume variances had a $1.1 million unfavorable impact on sales, with $1.4 million of the decrease coming from the 49,527 barrel decrease in oil sales volumes, slightly offset by an increase of $0.3 million from the 0.1 Bcfe increase in gas sales volumes.

         The following table provides additional information regarding the changes in the sources of our domestic oil and gas sales and volumes from our four core areas and in total for the first quarter periods of 2001 and 2000.

                                          Three Months Ended March 31,
                                          ---------------------------
        Area                Revenues (In Millions)      Net Sales Volumes (Bcfe)
        ----                ---------------------       ------------------------
                                2001         2000            2001         2000
                                ----         ----            ----         ----
        AWP Olmos             $ 22.6        $10.2             3.4          3.3
        Brookeland            $  6.9        $ 3.1             1.1          0.9
        Giddings              $  4.1        $ 2.4             0.6          0.8
        Masters Creek         $ 20.1        $20.3             3.6          5.0
        Other                 $  9.0        $ 1.2             1.6          0.5
                          ----------   ----------    ------------   ----------
             Total            $ 62.7        $37.2            10.3         10.5

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The following table provides additional information regarding our oil and gas sales:

                                                   Net Sales Volume                         Average Sales Price
                                                   ----------------                         -------------------
                                      Oil (Bbl)      Gas (Mcf)     Combined (Mcfe)       Oil (Bbl)      Gas (Mcf)
                                      ---------      ---------     ---------------       ---------      ---------
      2000
      Three Months Ended
      March 31,                         652,748      6,602,371         10,518,859           $27.35          $2.93

      2001
      Three Months Ended
      March 31,                         603,221      6,705,702         10,325,028           $27.63          $6.86

         Costs and Expenses. Our general and administrative expenses for the first quarter of 2001 increased $736,000, or 64%, when compared to the same period in 2000. Our general and administrative expenses per Mcfe produced also increased to $0.18 per Mcfe from $0.11 per Mcfe for the comparable period in 2000. Such increases are reflective of additional staffing costs as our activities increased. Supervision fees netted from general and administrative expenses were $0.8 million and $0.9 million for the three-month periods ended March 31, 2001 and 2000, respectively.

         Depreciation, depletion and amortization of our assets, or DD&A, increased approximately $1.9 million, or 17%, for the first quarter of 2001. This was primarily due to additions to our reserves and increased associated costs in this three month period. Our DD&A rate per Mcfe of production increased to $1.30 per Mcfe in the first quarter of 2001 from $1.09 per Mcfe in the same 2000 period.

         Our production costs increased by $2.8 million to $0.87 per Mcfe in the first quarter of 2001 from $0.58 per Mcfe in the same 2000 period. Of the $2.8 million increase, $0.8 million related to the increase in severance and ad valorem taxes, which are commodity price sensitive. Severance taxes increased primarily from the higher gas prices received and from the expiration of certain specific well severance tax exemptions. The remainder of the $2.8 million increase reflects costs associated with new wells drilled and acquired, and the related increase in costs in procuring such services in an environment where demand for such services is increasing. Supervision fees netted from production costs were $0.8 million and $0.9 million for the three-month periods ended March 31, 2001 and 2000, respectively.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was eliminated in the first quarter of 2001 as this debt was converted to equity and extinguished in December 2000, while in the first quarter of 2000 it totaled $1.9 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.8 million in the first quarter of 2001, compared to $0.1 million in the same 2000 period due to an increase in bank borrowings to fund capital expenditures in the 2001 period. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, was the same in the first quarter of 2001 and 2000, totaling $3.3 million in each period. Thus, total interest charges for the first quarter of 2001 were $4.1 million, of which $1.5 million was capitalized, compared to the 2000 total of $5.3 million, of which $1.2 million was capitalized. The decrease in interest expense in 2001 is attributable to the conversion and extinguishment of our convertible notes in December 2000. The capitalized portion of interest is related to our exploration and foreign business development activities.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Net Income. Our net income for the first quarter of 2001of $22.3 million and Basic EPS of $0.91 were 133% and 98% higher than net income of $9.6 million and Basic EPS of $0.46 in the first quarter of 2000. These increases primarily reflected the effect of the increased gas prices received in the 2001 period, as discussed above. The lower percentage increase in Basic EPS, as compared to net income, resulted from the conversion of our convertible notes into 3.2 million shares of common stock in December 2000.



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

                              SWIFT ENERGY COMPANY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


      Commodity Risk

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

      o Price Floors - Our open contracts at December 31, 2000 were not designated for special hedge accounting treatment and accordingly, we marked such contracts to market through earnings ($209,007) in the first quarter of 2001. All such contracts expired in the first quarter of 2001. Price floor contracts entered into in February and March 2001 were designated as cash flow hedges and resulted in $384,655 being charged to earnings as the ineffectiveness portion of such hedges. The fair value of our open contracts at March 31, 2001 totaled $456,963.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities and Use of Proceeds - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information -

      In accordance with the Employment Agreement between Mr. A. Earl Swift and the Company, originally dated as of November 1, 1995, as amended February 15, 1999, and further amended November 15, 2000 (the "Employment Agreement"), Mr. Swift has elected to end the initial term of his employment and begin the subsequent term of his employment effective July 1, 2001, which will continue through July 1, 2006. Mr. A. Earl Swift will continue to serve as Chairman of the Board. However, effective following the Annual Meeting of Shareholders held on May 8, 2001, upon the recommendation of the Nominating Committee, as unanimously approved by the Board of Directors, Mr. Terry E. Swift was elected to serve as both the President and Chief Executive Officer of the Company, succeeding Mr. A. Earl Swift as Chief Executive Officer of the Company.


Item 6.    Exhibits & Reports on Form 8-K -

    (a)    Documents filed as part of the report

           (3)    Exhibits

                  12  Swift Energy Company Ratio of Earnings to Fixed Charges

    (b) Reports on Form 8-K filed during the quarter ended March 31, 2001 - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SWIFT ENERGY COMPANY


                           (Registrant)

Date:  May 11th, 2001       By:     (Original Signed By)
      -----------------     ------------------------------
                            Alton D. Heckaman, Jr.
                            Senior Vice President,
                            Chief Financial Officer





Date:  May 11th, 2001       By:     (Original Signed By)
      -----------------     ------------------------------
                            David W. Wesson
                            Controller and Principal Accounting Officer

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                                  Three Months Ended
                                                                        March 31,
                                                         ------------------------------------
                                                               2001                2000
                                                         ----------------    ----------------
        GROSS G&A                                               6,331,835           5,740,837
        NET G&A                                                 1,884,231           1,147,788
        INTEREST EXPENSE                                        2,649,748           4,065,887
        RENT EXPENSE                                              262,328             299,969
        NET INCOME BEFORE TAXES                                35,513,130          14,919,044
        CAPITALIZED INTEREST                                    1,542,846           1,181,365
        DEPLETED CAPITALIZED INTEREST                              73,782              84,780


                              CALCULATED DATA
        ---------------------------------------------

        UNALLOCATED G&A (%)                                        29.76%              19.99%
        NON-CAPITAL RENT EXPENSE                                   78,064              59,974
        1/3 NON-CAPITAL RENT EXPENSE                               26,021              19,991
        FIXED CHARGES                                           4,218,615           5,267,243
        EARNINGS                                               38,262,681          19,089,702

        RATIO OF EARNINGS TO FIXED CHARGES                           9.07                3.62
                                                         ================    ================



         For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense, capitalized interest, amortization of debt issuance costs and discounts, and that portion of non-capitalized rental expense deemed to be the equivalent of interest. Earnings represent income before income taxes from continuing operations before fixed charges.