Form 10-Q
period 2001-07-31
SWIFT ENERGY CO
filed 2001-08-14
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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


           Common Stock                     24,748,373 Shares
         ($.01 Par Value)             (Outstanding at July 31, 2001)
         (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                         PAGE

         Item 1.    Condensed Consolidated Financial Statements
                    Condensed Consolidated Balance Sheets
                    -  June 30, 2001 and December 31, 2000                               3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month and Six-month periods ended
                      June 30, 2001 and 2000                                             5

                    Condensed Consolidated Statements of Stockholders' Equity
                    - June 30, 2001 and December 31, 2000                                6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Six-month periods ended June 30, 2001 and 2000             7

                    Notes to Condensed Consolidated Financial Statements                 8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                           16

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk          24

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                 None
         Item 2.    Changes in Securities and Use of Proceeds                         None
         Item 3.    Defaults Upon Senior Securities                                   None
         Item 4.    Submission of Matters to a Vote of Security Holders                 25
         Item 5.    Other                                                             None
         Item 6.    Exhibits and Reports on Form 8-K                                    25

SIGNATURES                                                                              27

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30, 2001         December 31, 2000
                                                               ---------------------   ----------------------
                                                                    (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents                                   $           2,096,773   $            1,986,932
   Accounts receivable -
     Oil and gas sales                                                    20,936,585               26,939,472
     Associated limited partnerships
        and joint ventures                                                   597,874                2,685,003
     Joint interest owners                                                10,022,392                7,181,974
   Other current assets                                                    3,133,477                3,079,498
                                                               ---------------------   ----------------------
       Total Current Assets                                               36,787,101               41,872,879
                                                               ---------------------   ----------------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                                   889,074,704              753,426,124
     Unproved properties not being amortized                              84,813,808               55,512,872
                                                               ---------------------   ----------------------
                                                                         973,888,512              808,938,996
   Furniture, fixtures, and other equipment                                9,267,645                8,873,266
                                                               ---------------------   ----------------------
                                                                         983,156,157              817,812,262
   Less-Accumulated depreciation, depletion,
        and amortization                                                (318,758,488)            (290,725,112)
                                                               ---------------------   ----------------------
                                                                         664,397,669              527,087,150
                                                               ---------------------   ----------------------
 Other Assets:
   Deferred charges                                                        3,238,852                3,426,972
                                                               ---------------------   ----------------------
                                                                           3,238,852                3,426,972
                                                               ---------------------   ----------------------

                                                               $         704,423,622   $          572,387,001
                                                               =====================   ======================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30, 2001             December 31, 2000
                                                                ------------------------    ------------------------
                                                                        (Unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued liabilities                     $             49,020,017    $             54,977,397
   Payable to associated limited partnerships                                  1,663,398                   1,291,787
   Undistributed oil and gas revenues                                         10,335,454                   8,055,587
                                                                ------------------------    ------------------------
       Total Current Liabilities                                              61,018,869                  64,324,771
                                                                ------------------------    ------------------------

 Long-Term Debt                                                              210,862,452                 134,729,485
 Deferred Income Taxes                                                        61,140,841                  41,178,590

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                             ---                         ---
   Common stock, $.01 par value, 85,000,000 and
     35,000,000 shares authorized, 25,587,407 and
     25,452,148 shares issued, and 24,748,373 and
     24,608,344 shares outstanding, respectively                                 255,874                     254,521
   Additional paid-in capital                                                295,274,536                 293,396,723
   Treasury stock held, at cost, 839,034 and 843,804
     shares, respectively                                                    (12,032,791)                (12,101,199)
   Retained earnings                                                          87,903,841                  50,604,110
                                                                ------------------------    ------------------------
                                                                             371,401,460                 332,154,155
                                                                ------------------------    ------------------------

                                                                $            704,423,622    $            572,387,001
                                                                ========================    ========================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three months ended                         Six months ended
                                                 ----------------------------------------    -------------------------------------
                                                      06/30/01              06/30/00              06/30/01            06/30/00
                                                 ------------------  --------------------    ------------------  -----------------
Revenues:
  Oil and gas sales                              $       51,113,100  $         45,502,573    $      113,808,625   $     82,686,664
  Fees from limited partnerships
    and joint ventures                                      130,432                76,092               192,988            119,166
  Interest income                                            11,514               371,211                23,853            638,642
  Price-risk management and other, net                    1,048,219               177,499               669,813            430,548
                                                 ------------------  --------------------    ------------------  -----------------
                                                         52,303,265            46,127,375           114,695,279         83,875,020
                                                 ------------------  --------------------    ------------------  -----------------

Costs and Expenses:
  General and administrative, net                         2,007,754             1,459,737             3,891,985          2,607,525
  Depreciation, depletion and amortization               14,718,912            11,550,774            28,105,698         23,021,628
  Oil and gas production                                  8,979,457             6,888,069            17,937,576         13,032,141
  Interest expense, net                                   3,188,242             4,010,437             5,837,990          8,076,324
                                                 ------------------  --------------------    ------------------  -----------------
                                                         28,894,365            23,909,017            55,773,249         46,737,618
                                                 ------------------  --------------------    ------------------  -----------------

Income before Income Taxes and Cumulative
  Effect of Change in Accounting Principle               23,408,900            22,218,358            58,922,030         37,137,402

Provision for Income Taxes                                8,435,954             8,005,084            21,229,431         13,334,300
                                                 ------------------  --------------------    ------------------  -----------------

Income Before Cumulative Effect of Change
  in Accounting Principle                                14,972,946            14,213,274            37,692,599         23,803,102

Cumulative Effect of Change in Accounting
  Principle (net of taxes)                                      ---                   ---               392,868                ---
                                                 ------------------  --------------------    ------------------  -----------------
Net Income                                       $       14,972,946  $         14,213,274    $       37,299,731  $      23,803,102
                                                 ==================  ====================    ==================  =================


Per share amounts -
  Basic:   Income Before Cumulative Effect of
             Change in Accounting Principle      $              .61  $                .68    $             1.53  $            1.14
           Cumulative Effect of Change in
             Accounting Principle                               ---                   ---                   .02                ---
                                                 ------------------  --------------------    ------------------  -----------------
Net Income                           $             0.61  $               0.68    $             1.51  $            1.14
                                                 ==================  ====================    ==================  =================


  Diluted: Income Before Cumulative Effect of
             Change in Accounting Principle      $              .59  $                .61    $             1.48  $            1.04
           Cumulative Effect of Change in
             Accounting Principle                               ---                   ---                   .02                ---
                                                 ------------------  --------------------    ------------------  -----------------
Net Income                                       $             0.59  $               0.61    $             1.46  $            1.04
                                                 ==================  ====================    ==================  =================

Weighted Average Shares Outstanding                      24,722,727            21,007,545            24,694,441         20,928,081
                                                 ==================  ====================    ==================  =================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Additional
                                          Common             Paid-In             Treasury            Retained
                                          Stock(1)           Capital              Stock              Earnings            Total
                                       -------------    -----------------    ----------------    ----------------   ---------------
 Balance, December 31, 1999            $     216,832    $     191,092,851    $    (12,325,668)   $     (8,579,898)  $   170,404,117
   Stock issued for benefit plans
        (46,632 shares)                          310              297,060             224,469                 ---           521,839
    Stock options exercised
        (543,450 shares)                       5,434            4,316,446                 ---                 ---         4,321,880
    Employee stock purchase plan
        (29,889 shares)                          299              297,414                 ---                 ---           297,713
    Subordinated notes conversion
        (3,164,644 shares)                    31,646           97,392,952                 ---                 ---        97,424,598
    Net income                                   ---                  ---                 ---          59,184,008        59,184,008
                                       -------------    -----------------    ----------------    ----------------   ---------------
 Balance, December 31, 2000            $    254,521     $     293,396,723    $    (12,101,199)   $     50,604,110   $   332,154,155
                                       =============    =================    ================    ================   ===============
    Stock issued for benefit plans
        (11,945 shares)(2)                        72              354,973              68,408                 ---           423,453
    Stock options exercised
        (105,724 shares)(2)                    1,057            1,044,350                 ---                 ---         1,045,407
    Employee stock purchase plan
        (22,360 shares)(2)                       224              478,490                 ---                 ---           478,714
    Net income (2)                               ---                  ---                 ---          37,299,731        37,299,731
                                       -------------    -----------------    ----------------    ----------------   ---------------
 Balance, June 30, 2001 (2)            $     255,874    $     295,274,536         (12,032,791)   $     87,903,841   $   371,401,460
                                       =============    =================    ================    ================   ===============

 (1) $.01 Par Value
 (2) Unaudited

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Period Ended June 30,
                                                                  -------------------------------------------------
                                                                           2001                        2000
                                                                  ---------------------      ----------------------
Cash Flows From Operating Activities:
  Net income                                                      $          37,299,731      $           23,803,102
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                28,105,698                  23,021,628
    Deferred income taxes                                                    20,409,538                  13,011,040
    Deferred revenue amortization related to production payment                     ---                    (414,025)
    Other                                                                       221,087                     406,574
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable                              9,645,030                  (5,847,463)
      Increase in accounts payable and accrued
        liabilities, excluding income taxes payable                             559,932                   1,367,883
      Decrease in income taxes payable                                         (211,983)                        ---
                                                                  ---------------------      ----------------------
        Net Cash Provided by Operating Activities                            96,029,033                  55,348,739
                                                                  ---------------------      ----------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                      (161,623,837)                (51,150,928)
  Proceeds from the sale of property and equipment                            2,939,760                     758,643
  Net cash received (distributed) as operator of
    oil and gas properties                                                  (16,670,709)                  4,887,289
  Net cash received as operator of partnerships
    and joint ventures                                                        2,087,129                   1,353,203
  Other                                                                         (72,322)                    (25,860)
                                                                  ---------------------      ----------------------
        Net Cash Used in Investing Activities                              (173,339,979)                (44,177,653)
                                                                  ---------------------      ----------------------

Cash Flows From Financing Activities:
  Net proceeds from bank borrowings                                          76,100,000                         ---
  Net proceeds from issuances of common stock                                 1,320,787                   2,355,374
                                                                  ---------------------      ----------------------
        Net Cash Provided by Financing Activities                            77,420,787                   2,355,374
                                                                  ---------------------      ----------------------

Net Increase in Cash and Cash Equivalents                                       109,841                  13,526,460

Cash and Cash Equivalents at Beginning of Period                              1,986,932                  22,685,648
                                                                  ---------------------      ----------------------
Cash and Cash Equivalents at End of Period                        $           2,096,773      $           36,212,108
                                                                  =====================      ======================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized                                                     $           5,607,962      $            7,562,978
Cash paid during period for income taxes                          $             221,668      $                  ---


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Oil and Gas Properties

         We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration, and development of oil and gas reserves are capitalized. Under the full-cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include acquisition of leases, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. Interest costs related to unproved properties are also capitalized as part of unproved oil and gas properties. General and administrative costs related to production and general overhead are expensed as incurred.

         No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions that involve a significant quantity of reserves. The proceeds from the sale of oil and gas properties are generally treated as a reduction of oil and gas property costs. Fees from associated oil and gas exploration and development limited partnerships are credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense.

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

         We compute the provision for depreciation, depletion, and amortization of oil and gas properties using the unit-of-production method on a country-by-country basis for those countries with oil and gas production. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties - including future development, site restoration, and dismantlement and abandonment costs, but excluding costs of unproved properties - by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves.

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

         New Zealand. Because of the delineation of our 1999 Rimu discovery with successful wells drilled in 2000, proved reserves were recognized in New Zealand as of December 31, 2000. Commencing in the fourth quarter of 2000, at the end of each quarterly reporting period a separate calculation of the Ceiling Test is made for New Zealand in the same manner as the calculation for domestic properties as described above. Given the commencement of production in New Zealand during the second quarter of 2001, the provision for depreciation, depletion, and amortization of oil and gas properties pertaining to the second quarter of 2001 has been calculated on the unit-of-production method.

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


      Earnings Per Share

         Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods. The calculation of diluted earnings per share ("Diluted EPS") for the 2000 period assumed conversion of our Convertible Notes as of the beginning of 2000, which conversion actually occurred in December 2000, and the elimination of the related after-tax interest expense. Diluted EPS for all periods also assumes, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three-month and six-month periods ended June 30, 2001 and 2000:

                                                               Three Months Ended June 30,
                                           ---------------------------------------------------------------------------------
                                                            2001                                       2000
                                           --------------------------------------   ----------------------------------------
                                                Net                    Per Share         Net                      Per Share
                                              Income       Shares        Amount        Income         Shares        Amount
                                           ------------ ------------  -----------   -------------- ------------  -----------
      Basic EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Share Amounts      $ 14,972,946   24,722,727  $       .61   $   14,213,274   21,007,545    $     .68
        Dilutive Securities:
        6.25% Convertible Notes                     ---          ---                     1,213,074    3,646,847
        Stock Options                               ---      813,891                           ---      569,632
                                           ------------ ------------                -------------- ------------
      Diluted EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Assumed Share
          Conversions                      $ 14,972,946   25,536,618  $       .59   $   15,426,348   25,224,024    $     .61
                                           ------------ ------------                -------------- ------------


                                                                Six Months Ended June 30,
                                           ---------------------------------------------------------------------------------
                                                            2001                                       2000
                                           --------------------------------------   ----------------------------------------
                                               Net                     Per Share        Net                       Per Share
                                              Income       Shares        Amount        Income       Shares         Amount
                                           ------------ ------------  -----------   -------------- ------------  -----------
      Basic EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Share Amounts      $ 37,692,599   24,694,441  $      1.53   $   23,803,102   20,928,081    $    1.14
      Dilutive Securities:
        6.25% Convertible Notes                     ---          ---                     2,432,058    3,646,847
        Stock Options                               ---      832,014                           ---      569,632
                                           ------------ ------------                -------------- ------------
      Diluted EPS:
       Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Assumed Share
          Conversions                      $ 37,692,599   25,526,455  $      1.48   $   26,235,160   25,144,560    $    1.04
                                           ------------ ------------                -------------- ------------

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


      Price Risk Management Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) to be reported in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges would allow the gains and losses on derivatives to offset related results on the hedged item in the income statements and would require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         We have a risk management policy to use derivative instruments, mainly the purchase of protection price floors, to protect against declines in oil and gas prices. Such derivatives qualify for hedge accounting under SFAS No.133, as amended. We did not elect to designate our open contracts at December 31, 2000 and June 30, 2001, for special hedge accounting treatment and instead are using mark-to-market accounting treatment. We adopted SFAS No. 133 effective January 1, 2001. Accordingly, we marked our open contracts at December 31, 2000 to fair value at that date resulting in a one-time net of taxes charge of $392,868 which is recorded as a Cumulative Effect of Change in Accounting Principle. During the first six months of 2001 we recognized net gains of $293,774 relating to our derivative activities, of which $195,419 was unrealized. This activity is recorded in Price Risk Management and Other, net on the accompanying statements of income.

         At June 30, 2001, we had open price floor contracts covering notional volumes of 7.5 million MMBtu of natural gas and 0.8 million barrels of crude oil. Natural gas price floor contracts relate to the Nymex contract months of August through December 2001, at an average price of $2.65 per MMBtu. Crude oil price floor contracts relate to the Nymex contract months of August through November 2001, at an average price of $20 per barrel. The fair value of our open price floor contracts at June 30, 2001 totaled $839,571 and is included in the Other Current Assets account on the accompanying balance sheet.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


      New Accounting Principle

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and has not determined the timing of adoption.

(3)   LONG-TERM DEBT

         Our long-term debt as of June 30, 2001 and December 31, 2000, is as follows (in thousands):

                                         June 30,            December 31,
                                           2001                  2000
                                    ------------------   -------------------
          Bank Borrowings           $           86,700   $            10,600
          Senior Notes                         124,162               124,129
                                    ------------------   -------------------
               Long-Term debt       $          210,862   $           134,729
                                    ------------------   -------------------

      Bank Borrowings

         Under our $250.0 million credit facility with a syndicate of eight banks, at June 30, 2001 we had outstanding borrowings of $86.7 million and at year-end 2000 outstanding borrowings of $10.6 million. At June 30, 2001, the credit facility consisted of a $250.0 million secured revolving line of credit with a $200 million borrowing base. The interest rate is either (a) the lead bank's prime rate (6.75% at June 30, 2001) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Of the $86.7 million borrowed at June 30, 2001, $75.0 million was borrowed at the LIBOR rate plus applicable margin that ranged from 5.00% to 6.10% at June 30, 2001.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $2.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The borrowing base is re-determined at least every six months and was reconfirmed in the May 2001 review with the same $200 million borrowing base. By its terms, the credit facility extends until August 2002.

      Senior Notes

         Our Senior Notes at June 30, 2001,  consist of  $125,000,000  of 10.25%
      Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on February 1 and August 1, and commenced with the first payment on February 1, 2000. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. In addition, prior to August 1, 2002, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 110.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

(4)   STOCKHOLDERS' EQUITY

         In December 2000, the holders of approximately $100.0 million of our Convertible Notes converted such notes into 3,164,644 shares of our common stock, which resulted in an increase in our stockholders' equity of approximately $97.4 million.

(5)   NEW ZEALAND ACTIVITIES

         Swift Operated Permits. Our activity in New Zealand began in 1995, and in 1996 we were issued two petroleum exploration permits. After a 1998 surrender of a portion of our permit acreage, a combining of the two permits, and a 1999 expansion of the permit, as of June 30, 2001 our permit 38719 covered approximately 100,700 acres in the Taranaki Basin of New Zealand's North Island, with all but 12,800 acres onshore. We have a 90% working interest in this permit and have fulfilled all current obligations under this permit. The initial five year term of the permit ended on August 12, 2001, however, under the terms of the Crown Minerals Act of 1991, we have extended our petroleum exploration permit an additional five years, by relinquishing 50% of the acreage within the permit. We have chosen to relinquish acreage on the western and eastern portions of our permit which we feel is not prospective. The acreage that we retain includes all the acreage we feel is prospective and includes our Rimu and Kauri areas as well as our Tawa and Matai prospects.

         In late 1999, we completed our first exploratory well, the Rimu-A1, and a production test was performed. During the second half of 2000, we drilled and successfully tested two delineation wells, the Rimu-B1 and the Rimu-B2. In 2001, we have drilled and tested two

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


      more Rimu delineation wells, the Rimu-A2 and Rimu-A3. We also drilled the Kauri-A1 exploratory well and have encountered and have pipe set over the Manutahi sand, the Kauri sand, the Upper Tariki sand and the Upper Rimu limestone. Testing of the Kauri-A1 and additional drilling will continue on the Kauri A pad. Additional drilling, completion and testing will also continue on the Rimu A and B pads. Currently, the Rimu-A1, A3, B1, and B2 are undergoing production testing.

         We have begun construction of production and gas processing facilities, which are initially designed to handle 3,500 barrels of oil per day and 10 million cubic feet of processed natural gas per day. The construction is on schedule for year-end commissioning. We recently entered into an agreement with Genesis Power Limited, a New Zealand state-owned enterprise, for the sale to Genesis of 40 petajoules (approximately 38 billion cubic feet) of natural gas over a 10 year period. Natural gas deliveries from our Rimu discovery will begin under this contract once production and gas processing facilities are completed. During the second quarter of 2001 we produced and sold 35,633 barrels of oil from our New Zealand properties while we conducted production testing at the Rimu A and B pads.

         In 2000, we entered into an agreement with Fletcher Challenge Energy Limited whereby we would earn a 25% participating interest in petroleum exploration permit 38730 containing approximately 48,900 acres. In May 2001, Fletcher relinquished their interest in the permit, and we then assumed 100% working interest in such permit by means of committing to an acceptable work plan. Such plan requires us to acquire a minimum of 30 kilometers of new 2D seismic data and then by February 15, 2002 commit to drill a well or surrender the permit.

         Non-Operated Permits. In 1998, we entered into agreements for a 25% working interest in an exploration permit held by Marabella Enterprises Ltd., a subsidiary of Bligh Oil & Minerals, an Australian company, and a 7.5% working interest held by Antrim Oil and Gas Limited, a Canadian company in a second permit operated by Marabella. In turn, Bligh and Antrim each became 5% working interest owners in our permit 38719.
      Unsuccessful exploratory wells were drilled on these two permits, and we charged $400,000 against earnings in 1998 and $290,000 in 1999. All of the acreage on the permit we had a 25% working interest in was surrendered in 2000. The exploratory well on the 7.5% working interest permit has been temporarily abandoned pending further evaluation. A five year extension was granted on this permit in 2001 upon the surrender of 50% of the acreage.

         In 2000, we entered into an agreement with Fletcher Challenge Energy Limited whereby we earned a 20% participating interest in petroleum exploration permit 38718 containing approximately 57,400 acres. In January 2001, the operator temporarily abandoned the Tuihu #1 exploratory well pending further analysis. The permit now contains approximately 28,700 acres after a scheduled acreage surrender during December 2000.

         Costs Incurred. As of June 30, 2001, our investment in New Zealand totaled approximately $53.7 million. Approximately $31.4 million of our investment costs have been included in the proved properties portion of our oil and gas properties and $22.3 million is included as unproved properties.

                             SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


(6)   SEGMENT INFORMATION

         Below is a summary of financial information by geographic area. No comparable information is presented for 2000 as we did not have oil and gas production in New Zealand during 2000.

                                               Domestic       New Zealand            Total
                                            --------------  ----------------    -----------------
Three months ended June 30, 2001:

Oil and gas sales                           $   50,291,707  $        821,393    $      51,113,100

Costs and Expenses:
  Depreciation, depletion and amortization      14,655,361            63,551           14,718,912
  Oil and gas production                         8,911,406            68,051            8,979,457
                                            --------------  ----------------    -----------------

Income  from  Oil and Gas Operations        $   26,724,940  $        689,791    $      27,414,731
                                            --------------  ----------------    -----------------



                                               Domestic       New Zealand            Total
                                            --------------  ----------------    -----------------

Six months ended June 30, 2001:

Oil and gas sales                           $  112,987,232  $        821,393    $     113,808,625

Costs and Expenses:
  Depreciation, depletion and amortization      28,040,838            64,860           28,105,698
  Oil and gas production                        17,869,525            68,051           17,937,576
                                            --------------  ----------------    -----------------

Income  from  Oil  and Gas Operations       $   67,076,869  $        688,482    $      67,765,351
                                            --------------  ----------------    -----------------

Property, Plant and Equipment, net          $  611,228,300  $     53,169,369    $     664,397,669
                                            --------------  ----------------    -----------------

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL

         Over the last several years, we have emphasized adding reserves through drilling activity. We also add reserves through strategic purchases of producing properties when oil and gas prices are lower and other market conditions are appropriate. We have used this flexible strategy of employing both drilling and acquisitions to add more reserves than we have depleted through production.

      LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2001, we principally relied upon our internally generated cash flows of $96.0 million and bank borrowings of $76.1 million to fund capital expenditures of $161.6 million. We expect that internally generated cash flows and a limited amount of bank debt if needed, will provide all necessary funds for capital costs and working capital for the remainder of 2001, as our capital expenditures budget called for a greater proportion of expenditures to be made in the first half of the year.

         During 2000, we primarily relied upon internally generated cash flows of $128.2 million to fund capital expenditures of $173.3 million, plus use of a portion of the remaining net proceeds from our third quarter 1999 issuance of Senior Notes and common stock.

         Net Cash Provided by Operating Activities. For the first six months of 2001, net cash provided by our operating activities increased by 73% to $96.0 million, as compared to $55.3 million during the first half of 2000. The increase of $40.7 million was primarily due to $31.1 million of additional oil and gas sales during the 2001 period due to higher commodity prices and production volumes, a $2.2 million decrease in interest expense due to conversion of our Convertible Notes to common stock, and a decrease in operating receivable balances. However, these increases were slightly offset by a $4.9 million increase in oil and gas production costs and a $1.3 million increase in general and administrative expenses.

         Existing Credit Facility. At June 30, 2001 and at December 31, 2000, we had $86.7 million and $10.6 million in outstanding borrowings under our credit facility. At June 30, 2001, our credit facility consists of a $250.0 million revolving line of credit with a $200.0 million borrowing base. The borrowing base is re-determined at least every six months. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

         Debt Maturities. Our credit facility extends until August 18, 2002. Our $125.0 million senior notes mature August 1, 2009.

         Working Capital. Our working capital decreased slightly from a working capital deficit of $22.5 million at December 31, 2000, to a working capital deficit of $24.2 million at June 30, 2001. This is primarily due to our capital expenditures exceeding our internally generated cash flows.

         Capital Expenditures. Due to the front-end loading of our 2001 capital expenditures budget for the first six months of 2001, we used $161.6 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Domestic Activities:

         o  $82.6 million for drilling costs, both development and exploratory;

         o $42.4 million of producing property acquisitions comprised of approximately $34.4 million on the Lake Washington Acquisition and approximately $7.6 for the purchase of additional interests in properties we operate from partnerships managed by us;

         o $15.5 million of domestic prospect costs, principally prospect leasehold, seismic and geological costs of unproved prospects;

         o  $0.3 million on property, plant and equipment; and

         o $0.3 million spent primarily for computer equipment, software and furniture and fixtures.


         New Zealand Activities:

         o  $13.5 million for drilling costs, both development and exploratory;

         o  $4.9 million for the construction of production facilities;

         o $2.0 million on prospect costs, principally seismic and geological costs; and

         o  $0.1 million for fixed assets.


         In the remaining six months of 2001, currently we expect to make capital expenditures of approximately $39.0 to $49.0 million, including investments in all areas in which investments were made during the first six months of the year as described above. For the remainder of the year, the level of our domestic drilling will decrease compared to first half levels, while in New Zealand the remainder of the year will see increased expenditures for the construction of production facilities.

         We drilled or participated in the drilling of 28 domestic wells in the first six months of 2001. Twenty-three were development wells, and all were successful. Five exploratory wells were drilled, with two successful wells and three wells with casing set but currently in the testing process. In New Zealand the Rimu-A3 completed drilling while the Kauri-A1 was drilling. As of the date of filing of this report, the Kauri-A1 completed drilling to its total depth, and testing of intervals with hydrocarbon shows is commencing. For the remaining six months of 2001 we anticipate drilling or participating in the drilling of an additional 22 domestic wells, made up of 16 development wells and 6 exploratory wells. In New Zealand, current plans for the remainder of 2001 are to drill the Rimu-B3 and Kauri-A2 wells. We currently estimate total capital expenditures for 2001 to be approximately $200.0 to $210.0 million, an increase from 2000 capital expenditures of $173.0 million. We anticipate that second half 2001 internally generated cash flows will be sufficient to finance our currently budgeted remaining 2001 capital expenditures.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      RESULTS OF OPERATIONS - Three Months Ended June 30, 2001 and 2000

         Revenues. Our revenues increased 13% to $52.3 million during the second quarter of 2001 as compared to revenues of $46.1 million for the same period in 2000. This increase was primarily from growth in our oil and gas sales that resulted from the 17% increase in gas prices received, plus the effect of increases in production, offset slightly by the decrease in oil prices received.

         Oil and Gas Sales. Our oil and gas sales increased 12% to $51.1 million in the second quarter of 2001, compared to $45.5 million for the comparable period in 2000. Our natural gas production increased 3%, while our oil production increased 6%, resulting in a 4% or 0.5 Bcfe increase in equivalent volumes produced compared to production in the same period in 2000. Our average price on a Mcfe basis increased 8.0% comparing the two periods.

         This $5.6 million increase in oil and gas sales during the second quarter of 2001 resulted from price and volume variances. The components of our sales increase were:

         o Price variances led to an increase in sales of $3.7 million, with $4.7 million of the increase coming from the 17% increase in average gas prices received, offset by a $1.0 million decrease due to the 5% lower average oil price received; and

         o Volume variances had a $1.9 million favorable impact on sales, with $1.1 million of the increase coming from the 40,705 barrel increase in oil sales volumes, and an increase of $0.8 million coming from the 0.2 Bcfe increase in gas sales volumes.

         The following table provides additional information regarding the changes in the sources of our domestic oil and gas sales and volumes from our core areas and on a total basis for the second quarter periods of 2001 and 2000. Natural gas accounted for 63% of total production volumes during the second quarter 2001 as compared to 64% in 2000.

                                          Three Months Ended June 30,
                                          ---------------------------
           Area                Revenues (In Millions)  Net Sales Volumes (Bcfe)
           ----                ----------------------  ------------------------
                                   2001       2000         2001        2000
                                   ----       ----         ----        ----
       AWP Olmos                 $ 15.9     $ 11.5          3.2         3.2
       Brookeland                $  8.4     $  5.7          1.9         1.3
       Giddings                  $  2.2     $  3.0          0.6         0.8
       Masters Creek             $ 16.9     $ 23.7          3.7         5.1
       Other                     $  6.9     $  1.6          1.7         0.4
                                 ------     ------        -----       -----
            Total Domestic       $ 50.3     $ 45.5         11.1        10.8

       New Zealand               $  0.8        ---          0.2         ---
                                 ------     ------        -----       -----
             Total               $ 51.1     $ 45.5         11.3        10.8

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Our drilling efforts have yielded production gains in Brookeland, stabilized production in AWP Olmos, but have not kept up with the decline rate in Masters Creek. Acquisition activity has increased production in the "other" category. We expect that drilling activity which is currently underway and planned for in the future will further increase production. New Zealand came in with first time production this quarter as production testing was initiated on the Rimu A and B pads. Giddings has not had any drilling activity and has declined within expectations. Despite drilling activities in Masters Creek, production has declined at approximately 30% per year. Wells drilled in Masters Creek in the last half of 2000 were not as prolific as previously drilled wells and experienced significant initial declines from their starting production rates. We have changed our drilling and mud procedures in response to these wells and have had better results during the first half of 2001, as evidenced by production increases from first quarter levels. Our drilling activities have also been hampered somewhat by timing, as service sector manpower has been stretched, and we experienced longer drilling time frames than in the past. Also, the processing plant in this area has been experiencing unusual downtime and we have initiated discussions with the operator of this plant to improve this situation.

         The following table provides additional information regarding our oil and gas sales:

                                                       Net Sales Volume                         Average Sales Price
                                                       ----------------                         -------------------
                                         Oil (Bbl)      Gas (Mcf)      Combined (Mcfe)      Oil (Bbl)      Gas (Mcf)
                                        ------------- ------------  --------------------  ------------  --------------
      2000
      ----
      Three Months Ended June 30:
           Domestic                          649,894     6,910,947            10,810,311        $27.55           $3.99
           New Zealand                           ---           ---                   ---           ---             ---
                                        ------------  ------------  --------------------  ------------  --------------
                 Total                       649,894     6,910,947            10,810,311        $27.55           $3.99

      2001
      ----
      Three Months Ended June 30:
           Domestic                          654,966     7,111,811            11,041,607        $26.22           $4.66
           New Zealand                        35,633           ---               213,798        $23.05             ---
                                        ------------  ------------  --------------------  ------------  --------------
                 Total                       690,599     7,111,811            11,255,405        $26.05           $4.66

         Costs and Expenses. Our general and administrative expenses for the second quarter of 2001 increased $548,000, or 38%, when compared to the same period in 2000. Our general and administrative expenses per Mcfe produced also increased to $0.18 per Mcfe from $0.14 per Mcfe for the comparable period in 2000. Such increases are reflective of additional staffing costs and franchise taxes as our activities increased.

         Depreciation, depletion and amortization (DD&A) of our assets, increased approximately $3.2 million, or 27%, for the second quarter of 2001. This was primarily due to additions to our reserves and increased associated costs in this three month period. Our DD&A rate per Mcfe of production increased to $1.31 per Mcfe in the second quarter of 2001 from $1.07 per Mcfe in the same 2000 period.

         Our production costs increased by $2.1 million, or 30%, to $0.80 per Mcfe in the second quarter of 2001 from $0.64 per Mcfe in the same 2000 period. Of the $2.1 million increase, $0.4 million related to the increase in severance and ad valorem taxes, which are commodity

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      price sensitive. Severance taxes increased primarily from the higher gas prices received and from the expiration of certain specific well severance tax exemptions. The remainder of the $2.1 million increase reflects costs associated with new wells drilled and acquired, and the related increase in costs in procuring such services in an environment where demand for such services is increasing.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was eliminated in 2001 as this debt was converted to equity and extinguished in December 2000, while in the second quarter of 2000 it totaled $1.9 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.5 million in the second quarter of 2001, compared to $0.1 million in the same 2000 period due to an increase in bank borrowings to fund capital expenditures in the 2001 period. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, was the same in the second quarter of 2001 and 2000, totaling $3.3 million in each period. Thus, total interest charges for the second quarter of 2001 were $4.8 million, of which $1.6 million was capitalized, compared to the 2000 total of $5.3 million, of which $1.3 million was capitalized. The decrease in interest expense in 2001 is attributable to the conversion and extinguishment of our convertible notes in December 2000, the increase in capitalized interest, offset somewhat by the increase in interest on the credit facility. The capitalized portion of interest is related to our exploration and foreign business development activities.

         Net Income. Our net income for the second quarter of 2001 of $15.0 million was 5% higher than net income of $14.2 million in the second quarter of 2000. This increase primarily reflected the effect of the increased oil and gas sales received in the 2001 period, as discussed above. Basic EPS of $0.61 for the second quarter of 2001 was 10% lower than Basic EPS of $0.68 in the 2001 period. The decrease in Basic EPS, as compared to the increase in net income, resulted from the conversion of our convertible notes into 3.2 million shares of common stock in December 2000.


      RESULTS OF OPERATIONS - Six Months Ended June 30, 2001 and 2000

         Revenues. Our revenues increased 37% to $114.7 million during the first half of 2001 as compared to revenues of $83.9 million for the same period in 2000. This increase was primrily from growth in our oil and gas sales that resulted from the 65% increase in gas prices received, plus the effect of increases in production, offset to a minor degree by the slight decrease in oil prices received.

         Oil and Gas Sales. Our oil and gas sales increased 38% to $113.8 million in the first half of 2001, compared to $82.7 million for the comparable period in 2000. Our natural gas production increased 2%, while our oil production decreased 1%, resulting in a 1% or 0.3 Bcfe increase in equivalent volumes produced compare to production in the same period in 2000. Our average price on a Mcfe basis increased 36% comparing the two periods.

         This $31.1 million increase in oil and gas sales during the first half of 2001 resulted from price and volume variances. The components of our sales increase were:

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         o Price variances led to an increase in sales of $30.3 million, with $31.2 million of the increase coming from the 65% increase in average gas prices received, offset slightly by a $0.9 million decrease due to 2% lower average oil prices received; and

         o Volume variances had a $0.8 million favorable impact on sales, with $1.1 million of the increase coming from the 0.3 Bcfe increase in gas sales volumes, offset by a decrease of $0.3 million from the 8,822 barrel decrease in oil sales volumes.

         The following table provides additional information regarding the changes in the sources of our domestic oil and gas sales and volumes from our core areas and on a total basis for the six month periods of 2001 and 2000. Natural gas accounted for 64% of total production volumes during the first half of 2001 as compared to 63% in 2000. Production trends by area track those trends experienced in the second quarter as discussed above.

                                                Six Months Ended June 30,
                                                -------------------------
           Area                    Revenues (In Millions)     Net Sales Volumes (Bcfe)
           ----                   -----------------------     ------------------------
                                      2001         2000           2001         2000
                                      ----         ----           ----         ----
       AWP Olmos                    $ 38.6       $ 21.8            6.5          6.5
       Brookeland                   $ 15.3       $  8.7            3.0          2.2
       Giddings                     $  6.3       $  5.4            1.3          1.6
       Masters Creek                $ 37.1       $ 44.0            7.3         10.1
       Other                        $ 15.7       $  2.8            3.3          0.9
                                  --------     --------         ------       ------
            Total Domestic          $113.0       $ 82.7           21.4         21.3
       New Zealand                  $  0.8          ---            0.2          ---
                                  --------     --------         ------       ------
            Total                   $113.8       $ 82.7           21.6         21.3

         The following table provides additional information regarding our oil and gas sales:

                                                    Net Sales Volume                         Average Sales Price
                                                    ----------------                         -------------------
                                      Oil (Bbl)    Gas (Mcf)         Combined (Mcfe)      Oil (Bbl)     Gas (Mcf)
                                     ------------  -------------  --------------------  ------------  -------------
   2000
   ----
       Six Months Ended June 30:
        Domestic                        1,302,642     13,513,318            21,329,170        $27.45          $3.47
        New Zealand                           ---            ---                   ---           ---            ---
                                     ------------  -------------  --------------------  ------------  -------------
              Total                     1,302,642     13,513,318            21,329,170        $27.45          $3.47

   2001
   ----
   Six Months Ended June 30:
        Domestic                        1,258,187     13,817,513            21,366,635        $26.90          $5.73
        New Zealand                        35,633            ---               213,798        $23.05            ---
                                     ------------  -------------  --------------------  ------------  -------------
              Total                     1,293,820     13,817,513            21,580,433        $26.79          $5.73

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Costs and Expenses. Our general and administrative expenses for the first half of 2001 increased $1,284,000, or 49%, when compared to the same period in 2000. Our general and administrative expenses per Mcfe produced also increased to $0.18 per Mcfe from $0.12 per Mcfe for the comparable period in 2000. Such increases are reflective of additional staffing costs and franchise taxes as our activities increased.

         DD&A on our assets increased approximately $5.1 million, or 22%, for the first half of 2001. This was primarily due to additions to our reserves and increased associated costs in this period. Our DD&A rate per Mcfe of production increased to $1.30 per Mcfe in the first half of 2001 from $1.08 per Mcfe in the same 2000 period.

         Our production costs increased by $4.9 million, or 38%, to $0.83 per Mcfe in the first half of 2001 from $0.61 per Mcfe in the same 2000 period. Of the $4.9 million increase, $1.3 million related to the increase in severance and ad valorem taxes, which are commodity price sensitive. Severance taxes increased primarily from the higher gas prices received and from the expiration of certain specific well severance tax exemptions. The remainder of the $4.9 million increase reflects costs associated with new wells drilled and acquired, and the related increase in costs in procuring such services in an environment where demand for such services is increasing.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was eliminated in 2001 as this debt was converted to equity and extinguished in December 2000, while in the first half of 2000 it totaled $3.8 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $2.3 million in the first half of 2001, compared to $0.3 million in the same 2000 period due to an increase in bank borrowings to fund capital expenditures in the 2001 period. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, was the same in the first half of 2001 and 2000, totaling $6.5 million in each period. Thus, total interest charges for the first half of 2001 were $8.8 million, of which $3.0 million was capitalized, compared to the 2000 total of $10.6 million, of which $2.5 million was capitalized. The decrease in interest expense in 2001 is attributable to the conversion and extinguishment of our convertible notes in December 2000, the increase in capitalized interest, offset somewhat by the increase in interest on the credit facility. The capitalized portion of interest is related to our exploration and foreign business development activities.

         Net Income. Our net income for the first half of 2001 of $37.3 million and Basic EPS of $1.51 were 57% and 32% higher than net income of $23.8 million and Basic EPS of $1.14 in the 2000 period. These increases primarily reflected the effect of the increased oil and gas sales received in the 2001 period, as discussed above. The lower percentage increase in Basic EPS, as compared to net income, resulted from the conversion of our convertible notes into 3.2 million shares of common stock in December 2000.


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

         o Price Floors - During the first six months of 2001 we recognized net gains of $293,774 relating to our derivative activities, of which $195,419 was unrealized. This activity is recorded in Price Risk Management and Other, net on the accompanying statements of income. At June 30, 2001, we had open price floor contracts covering notional volumes of 7.5 million MMBtu of natural gas and 0.8 million barrels of crude oil. Natural gas price floor contracts relate to the Nymex contract months of August through December 2001, at an average price of $2.65 per MMBtu. Crude oil price floor contracts relate to the Nymex contract months of August through November 2001, at an average price of $20 per barrel. The fair value of our open price floor contracts at June 30, 2001 totaled $839,571 and is included in the Other Current Assets account on the accompanying balance sheet.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings - N/A

Item 2.    Changes in Securities and Use of Proceeds - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders -

Our annual meeting of shareholders on May 8, 2001 was adjourned and reconvened on June 7, 2001. At the record date, 24,693,916 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting. At the annual meeting, three nominees were elected to serve as Directors of Swift for three year terms to expire at the 2004 annual meeting of shareholders:

                                           FOR          AGAINST    ABSTENTIONS
                                           ---          -------    -----------
           NOMINEES FOR DIRECTORS
           ----------------------

           A. Earl Swift                19,313,894      144,693        ---
           Henry C. Montgomery          19,313,883      144,644        ---
           Harold Withrow               19,313,894      144,633        ---

The terms of Directors Virgil N. Swift and G. Robert Evans expire at the 2002 annual meeting and the terms of Terry E. Swift and Clyde W. Smith Jr. expire at the 2003 annual meeting.

At the annual meeting, shareholders also approved the 2001 Omnibus Stock plan and an amendment to the Company's Articles of Incorporation to increase the Company's authorized shares of common stock to 85 million shares. The results of the vote on these proposals are as follows:

          PROPOSAL                         FOR         AGAINST      ABSTENTIONS
          --------                         ---         -------      -----------

     2001 Omnibus Stock Plan           16,080,185     4,229,599       70,061

     Amendment to the Articles
     of Incorporation.                 21,291,561     3,187,168       29,221

Item 5.    Other Information - N/A

Item 6.    Exhibits & Reports on Form 8-K -

      (a) Documents filed as part of the report

           (3) Exhibits

               3.1 Amended and Restated Articles of Incorporation of Swift Energy Company

               10.1 1 Swift Energy Company 2001 Omnibus Stock Compensation Plan.

               10.2 + Employment  agreement  between  Swift  Energy  Company and
                      Terry E. Swift dated as of May 9, 2001.

               10.3 + Employment  agreement between Swift Energy Company and Joe
                      A. D'Amico dated as of May 9, 2001.

               10.4 + Employment  agreement  between  Swift  Energy  Company and
                      Bruce H. Vincent dated as of May 9, 2001.

               10.5 + Employment  agreement  between  Swift  Energy  Company and
                      Alton D. Heckaman, Jr. dated as of May 9, 2001.

               10.6 + Employment  agreement  between  Swift  Energy  Company and
                      James M. Kitterman dated as of May 9, 2001.

               10.7 + Employment  agreement  between  Swift  Energy  Company and
                      Victor R. Moran dated as of May 9, 2001.

               10.8 + Employment  agreement  between  Swift  Energy  Company and
                      Donald L. Morgan dated as of May 9, 2001.

               12     Swift Energy Company Ratio of Earnings to Fixed Charges.

      (b)  Reports on Form 8-K filed  during  the  quarter  ended June 30,  2001
           - None


-----------
1 Incorporated by reference from Registration Statement No. 333-67242 on Form S-8 filed on August 10, 2001.
+   Management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SWIFT ENERGY COMPANY


                                            (Registrant)

Date: August 13, 2001                   By: (Original Signed By)
      ---------------                       ----------------------
                                            Alton D. Heckaman, Jr.
                                            Senior Vice President,
                                            Chief Financial Officer





Date: August 13, 2001                   By: (Original Signed By)
      ---------------                       ----------------------
                                            David W. Wesson
                                            Controller and Principal Accounting
                                            Officer

                                   Exhibit 3.1

                              AMENDED AND RESTATED
                            ARTICLES OF INCORPORATION
                                       OF
                              SWIFT ENERGY COMPANY

                               a Texas corporation

         1. Swift Energy Company (the "Corporation"), pursuant to Article 4.07 of the Texas Business Corporation Act ("TBCA"), hereby adopts these Amended and Restated Articles of Incorporation which accurately copy the Articles of Incorporation and all amendments thereto that are in effect to date (the "Original Articles of Incorporation"), and which further amend the Original Articles of Incorporation as hereinafter set forth.

         2. The Amended and Restated Articles of Incorporation restate and further amend the Original Articles of Incorporation heretofore in effect by substituting for the provisions of such Original Articles of Incorporation in their entirety the provisions of the Amended and Restated Articles of Incorporation, the text of which is set forth below in paragraph 4 of these Amended and Restated Articles of Incorporation. The Amended and Restated
Articles of Incorporation restate Articles Nine and Eleven and amend Articles One through Eight and Article Ten of the Original Articles of Incorporation.

         3. Each such amendment made by these Amended and Restated Articles of Incorporation has been effected in conformity with the provisions of the TBCA and these Amended and Restated Articles of Incorporation and each such amendment made by the Amended and Restated Articles of Incorporation was duly adopted by the shareholders of the Corporation at the Corporation's annual shareholders meeting held June 7, 2001. As of the record date, there were 24,693,916 shares outstanding, all of which were shares of Common Stock entitled to vote on the Amended and Restated Articles of Incorporation; 21,291,561 shares were voted in favor of the Amended and Restated Articles of Incorporation, and 3,187,168 shares were voted against the Amended and Restated Articles of Incorporation.

         4. The Original Articles of Incorporation, including all amendments and supplements thereto, are hereby superseded by the following Amended and Restated Articles of Incorporation, which amend and restate the entire text thereof:

                                    ARTICLE I

         The  name  of  this   corporation   is  Swift   Energy   Company   (the
"Corporation").

                                   ARTICLE II

         The period of the Corporation's duration is perpetual.

                                  ARTICLE III

         The Corporation is organized for the purpose of engaging in any lawful act, activity and/or business for which corporations may be organized under the Texas Business Corporation Act.

                                   ARTICLE IV

         The aggregate number of shares of all classes of stock which the Corporation shall have authority to issue is 90 million shares, consisting of
(a) 85 million shares of Common Stock, par value $.01 per share ("Common Stock"), and (b) 5 million shares of Preferred Stock, par value $.01 per share ("Preferred Stock").

         The Board of Directors shall issue Preferred Stock from time to time at its option for such consideration and pursuant to such terms and conditions as it may decide. The Board of Directors shall determine the relative rights and preferences of the Preferred Stock and Common Stock and may, at its option, divide such Preferred Stock into series and determine variations, if any, between any series so established.

                                   ARTICLE V

         No shareholder shall have a preemptive right to acquire any shares or securities of any class, whether now or hereafter authorized, which may at any time be issued, sold or offered for sale by the Corporation.

                                   ARTICLE VI

         The address of the Corporation's registered office is 16825 Northchase Drive, Suite 400, Houston, Texas 77060, and the name of its registered agent at such address is Terry E. Swift.

                                  ARTICLE VII

         The number of directors of this Corporation shall be not less than three (3) nor more than fifteen (15), the exact number to be fixed from time to time in the manner provided in the Bylaws of the Corporation. The number of directors constituting the present Board of Directors is seven (7), and the names and addresses of such persons who are to serve as directors until each of his/her successors is elected and qualified are:

              Name                               Address

          G. Robert Evans               16825 Northchase Drive, Suite 400
                                        Houston, Texas  77060
          Henry C. Montgomery           16825 Northchase Drive, Suite 400
                                        Houston, Texas  77060
          Clyde W. Smith, Jr.           16825 Northchase Drive, Suite 400
                                        Houston, Texas  77060

          A. Earl Swift                 16825 Northchase Drive, Suite 400
                                        Houston, Texas  77060
          Terry E. Swift                16825 Northchase Drive, Suite 400
                                        Houston, Texas  77060
          Virgil N. Swift               16825 Northchase Drive, Suite 400
                                        Houston, Texas  77060
          Harold J. Withrow             16825 Northchase Drive, Suite 400
                                        Houston, Texas  77060

                                  ARTICLE VIII

         The right to cumulate votes in the election of directors is hereby expressly denied.

                                   ARTICLE IX

         Except as may otherwise be provided in the bylaws, the Board of Directors of this Corporation is expressly authorized to alter, amend, or repeal the bylaws or to adopt new bylaws of this Corporation without any action on the part of the shareholders; but the bylaws made by the directors and the powers so conferred may be altered or repealed by the shareholders.

                                   ARTICLE X

         Pursuant to Article 1302-7.06 of the Texas Miscellaneous Corporation Laws Act, as amended, no member of the Board of Directors of the Corporation shall be liable, personally or otherwise, in any way to the Corporation or its shareholders for monetary damages caused in any way by an act or omission occurring in the director's capacity as a director of the Corporation, except that this Article does not eliminate or limit liability of a director to the extent that the director is found liable for:

         (1) a breach of a director's duty of loyalty to the Corporation or its shareholders;

         (2) an act or omission not in good faith that constitutes a breach of duty of the director to the Corporation or an act or omission that involves intentional misconduct or a knowing violation of the law;

         (3)   a transaction  from which  the  director   received  an  improper
               benefit whether or not the benefit resulted from an action taken within the scope of the director's office; or

         (4) an act or omission for which the liability of a director is expressly provided by an applicable statute.

                                   ARTICLE XI

         The Corporation shall have the obligation or power, as may be applicable under the Corporation's bylaws, to indemnify its officers, directors, employees and agents for costs and expenses incurred by such persons in connection with certain legal proceedings, and to purchase and maintain liability insurance for those persons, as provided in the Corporation's bylaws and any future amendments thereto, and to the full extent permitted by the applicable laws of the State of Texas and any future amendments thereto.

                                  ARTICLE XII

         Any action required by the Texas Business Corporation Act to be taken at any annual or special meeting of shareholders, or any action that may be taken at any annual or special meeting of shareholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holder or holders of shares having not less than the minimum number of votes that would be necessary to take such action at a meeting at which the holders of all shares entitled to vote on the action were present and voted. Such consent or consents shall be in such form and shall be delivered to the Corporation in such manner as specified in Article 9.10A. of the Texas Business Corporation Act, as amended, or similar successor provision.

         IN WITNESS WHEREOF, the undersigned has executed these Amended and Restated Articles of Incorporation as of this 7th day of June, 2001.

                                                   Swift Energy Company,
                                                   a Texas corporation



                                                   By:_________________________
                                                      Terry E. Swift,
                                                      President and
                                                      Chief Executive Officer

                                  Exhibit 10.2

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT ("Agreement") originally dated as of November 1, 1995, is amended and restated in its entirety this 9th day of May, 2001, and is by and between Swift Energy Company, a Texas corporation (the "Company"), and Terry E. Swift.

                              W I T N E S S E T H:
                               - - - - - - - - - -

         WHEREAS, Employee is employed as President and Chief Executive Officer of the Company; and

         WHEREAS, the Company and Employee wish to document certain terms of employment of Employee in such capacity;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Employee hereby agree as follows:

         1. Employment and Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby agrees to employ Employee, and Employee hereby agrees to serve as President and Chief Executive Officer of the Company, or in such other position as is mutually acceptable to both Employee and the Company, for a period of three years commencing on the date hereof, which period shall automatically be extended for an additional year on each anniversary of this Agreement thereafter (such period, as so extended at any time, the "Contract Term") unless notice to the contrary is given not less than 60 days prior to any anniversary of this Agreement by either party to this Agreement. The period during which Employee actually works for and is employed by the Company is hereafter referred to as the "Term of Employment."

         2. Scope of Employment. During the Term of Employment, (i) Employee will serve as President and Chief Executive Officer with the powers and responsibilities of such position set forth in the bylaws of the Company, or in such other position as is mutually acceptable to both Employee and the Company, and Employee will perform diligently to the best of his ability those duties set forth therein and in this Agreement in a manner that promotes the interests and goodwill of the Company, (ii) the Company shall not require Employee to relocate from Houston, Texas, and (iii) the Company may assign Employee to other duties.

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

               (c) In the event of Employee's death during the Term of Employment (i) for a twelve-month period after his death the Company shall make available at its expense medical and dental insurance covering Employee's spouse and his dependents ("Dependents") who would have been covered (if the Term of Employment had continued) by the Company's medical and dental insurance policies as then in effect or in effect from time to time and (ii) thereafter for the remainder of the Contract Term such medical and dental insurance shall be provided to Employee's spouse and Dependents, with Employee's spouse (or Dependents or estate, if applicable), to reimburse the Company for the cost for comparable family coverage under the Company's medical and dental insurance policies, unless otherwise prohibited by applicable law.

         5.    Confidentiality.

               (a) Employee recognizes that the Company's business involves the handling of confidential information of both the Company and the Company's affiliates, subsidiaries, joint venture partners and industry partners, and requires a confidential relationship between them and the Company and Employee. The Company's business requires the fullest practical protection and confidential treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data (including engineering, geophysical, geological and computer program data) and Employee's knowledge of the Company, its affiliates, subsidiaries, joint venture partners, industry partners, customers and contractors (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Employee in the course of his employment. Accordingly, during and after termination of employment by the Company, Employee agrees: (i) to prevent the disclosure to any third party of all such Confidential Information;
         (ii) not to use for Employee's own benefit any of the Company's Confidential Information, and (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of employment hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Employee or any knowledge or information known to the public in general.

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

               (d) Employee and the Company acknowledge their respective execution of an agreement entitled "Inventions, Copyrights, and Confidentiality of Company or Customer Information Agreement" (the "Inventions Agreement") and hereby agree that should any provision of this Agreement conflict with any provision of the Inventions Agreement, the provisions of the Inventions Agreement shall control.

         6.    Covenant Not to Compete.

               (a) Subject to the provisions of (c) of this section, without the express prior written consent of the Conflicts of Interest Committee of the Company's Board of

         Directors, Employee will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company existing or contemplated as of the date he last worked on the Company's behalf pursuant to this Agreement, in those portions or areas of oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with activities that are the same as or similar to activities Employee performed on behalf of the Company; provided, however, the Company recognizes that any investment made by Employee in oil and gas properties owned by the Company which investments are made on the same terms (or terms more favorable to the Company) as those offered to unaffiliated third parties are specifically excluded from this section; and

               (b) Subject to the provisions of (c) of this section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.

               (c) Employee's obligations under (a) and (b) of this section shall continue in force during all periods of Employee's employment by the Company, and after termination of employment for that portion of the Contract Term remaining during which (x) Employee actually receives cash payments under this Agreement or (y) Employee would have received such cash payments but for a lump sum payment being made in lieu thereof, whichever is longer, provided that (i) if cash payments to be made by the Company during the remainder of the Contract Term after the Termination Date (as defined below) are not then being made to Employee currently or (ii) if there has been a "Change in Control," as defined below, then the provisions of subsections (a) and (b) of this section shall have no further force and effect after the date that such payments stop or the date such Change of Control occurs, respectively.

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

               In the case of termination of Employee's employment during the Term of Employment, except in those circumstances covered by Sections 7(b) or (c) below, Employee shall be paid over a period commencing on the day after the last day he worked on the Company's behalf pursuant to this Agreement (the "Termination Date") and continuing (the "Continuation Period") for one-half of the remainder of the Contract Term. The amount to be paid shall be equal to the sum of (x) the total salary otherwise payable to Employee over the period which is one-half of the remainder of the Contract Term, based upon the salary being paid to the Employee immediately prior to the Termination Date, plus (y) an additional amount equal to one week's salary (at Employee's then current salary) for every year of service to the Company (rounded up to the nearest full year of service), plus (z) $84,964, as of December 31, 2000, compounded at a rate of 8.0% per annum representing amounts in lieu of Company contributions to a 401-K plan for those periods of employment prior to adoption of such a plan by the Company. The total of these amounts shall be referred to as the "Post Termination Payment." The Post Termination Payment shall be paid out on a twice per month basis of equal installments during the Continuation Period so that the Post Termination Payment will be paid in full to Employee by the end of the Continuation Period. Additionally, the Company shall provide at its expense for the Continuation Period such medical and dental coverage as in effect on the Termination Date. Notwithstanding the foregoing, Employee shall not receive such compensation if the Company terminates his employment for Cause. "Cause" shall be defined as (i) commission of fraud against the Company, its subsidiaries, affiliates or customers, (ii) willful refusal without proper legal cause, after 30 days' advance written notice from the Chairman of the Board of the Company and/or the Continuing Directors, or, after a Change in Control, from the Continuing Directors, to faithfully and diligently perform Employee's duties as directed in such notice or correct or terminate those practices as described in such notice, all within the context of a forty-hour per week schedule, or (iii) breach of Section 5 of this Agreement.

               Immediately prior to the date of termination of Employee's employment under this Agreement by either party, except in those circumstances covered by Sections 7(b) or 7(c) below, all outstanding unexercised options to purchase shares of common stock of the Company held by Employee (as of the day prior to such termination) shall immediately vest or be deemed to have vested, and otherwise Employee shall retain such options with no change in the number of shares covered by such options, the date such options first become exercisable, the period over which they are exercisable, or their exercise price.



               (b) Change of Control.

                    (1) In the event Employee's  employment is terminated by the
               Company, after, by, on account of, or in connection with, a "Change of Control," as defined below, or in the event Employee resigns during the Contract Term hereunder following a "Change in Control," as defined, the Company (i) shall pay Employee on his last day of employment by the Company a lump sum equal to the total compensation which otherwise is payable to Employee for the remainder of the Contract Term, with total compensation to be based upon the salary being paid to Employee immediately prior to the Termination Date (without taking into effect any reduction in salary which may have taken place after, by, on account of, or in connection with a Change of Control), plus an additional amount equal to two weeks' of his then current salary for every year of service to the Company (rounded up to the nearest full year of service) plus $84,964, as of December 31, 2000, compounded at a rate of 8.0% per annum representing amounts in lieu of Company contributions to a 401-K plan for those periods of employment prior to adoption of such a plan by the Company, and (ii) provide at the Company's expense for the Contract Term such medical and dental coverage as in effect on the Termination Date. Effective as of the day prior to such Change of Control, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee as of such date will immediately become 100% vested and 100% exercisable.

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

                    (3) Notwithstanding anything to the contrary in this Agreement, in the event that any payment, distribution, or other benefit provided by the Company to or for the benefit of Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), the Company shall pay to Employee an additional payment (a "Gross-up Payment") in an amount such that after payment by Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed on any Gross-up Payment, Employee retains an amount of the Gross-up Payment equal to the Excise Tax imposed upon the Payments. The Company and Employee shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Employee shall notify the Company immediately in writing of any claim by the Internal Revenue Service which, if successful, would require the Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by the Company and Employee) within fifteen days of the receipt of such claim. The Company shall notify Employee in writing at least ten days prior to the due date of any response required with respect to such claim if it plans to contest such claim. If the Company decides to contest such claim, Employee shall cooperate fully with the Company in such action; provided, however, the

               Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Employee harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of the Company's action. If, as a result of the Company's action with respect to a claim, Employee receives a refund of any amount paid by the Company with respect to such claim, Employee shall promptly pay such refund to the Company. If the Company fails to timely notify Employee whether it will contest such claim or the Company determines not to contest such claim, then the Company shall immediately pay to Employee the portion of such claim, if any, which it has not previously paid to Employee.

               (c) In the event of termination due to Employee's death or as a result of total and permanent disability (as defined in the Company's long-term disability plan, or if the Company has no long-term disability plan in effect at the time of Employee's disability, permanent disability shall have the meaning provided in Section 22(e)(3) of the Code, as used herein "Permanent Disability") during the Term of Employment, the Company shall pay to the estate of Employee or Employee, as applicable, in the year of death or the year thereafter (as designated by Employee's estate), or the day after his employment terminates by reason of Permanent Disability, a lump sum payment equal to the total compensation which otherwise is payable to Employee if he worked for one-half of the Contract Term remaining as of the date of death or the day prior to termination of employment by reason of Permanent Disability, with total compensation to be based upon the salary being paid to Employee immediately prior to the date of death or Permanent Disability, plus (ii) an amount equal to one week's salary for every year of service to the Company (rounded up to the nearest full year of service), plus (iii) $84,964, as of December 31, 2000, compounded at a rate of 8.0% per annum representing amounts in lieu of Company contributions to a 401-K plan for those periods of employment prior to adoption of such a plan by the Company. On the date of Employee's death or Permanent Disability, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee immediately prior to such date will immediately become 100% vested and 100% exercisable by Employee's estate or by Employee, as applicable, and remain exercisable until expiration of each option under its original term.

               (d) In the event Employee's employment is terminated in those circumstances covered by Sections 7(a) or 7(b) above or by reason of Permanent Disability, the Company shall, for a one-year period following Employee's Termination Date, pay the scheduled premium payments (on or before their due dates) on any universal life insurance policy covering Employee's life which is in force immediately prior to the Termination Date; provided, however, that the Company shall be obligated to pay any such premiums only to the extent that, and on the same basis as, payments are made by the Company on the universal life insurance policies covering other employees of the Company with same or similar coverage.



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

         15. Disputes.

               (a) Subject to Section 15(b) below, if a dispute arises under this Agreement related to the payment of amounts provided hereunder to be paid by the Company to Employee or the timing of such payments or their calculation, and the dispute cannot be settled through direct discussions, the Company and Employee agree that such disputes shall be resolved by submitting such disputes to mandatory binding fast-track arbitration with the American Arbitration Association in Houston, Texas. The Company will pay the actual fees and expenses of the arbitrators, and the parties shall bear equally all other expenses of such arbitration, unless the arbitrators determine that a different allocation would be more equitable. The award of the arbitrators will be the exclusive remedy of the parties for such disputes. Nothing in this Section 15(a) shall prevent either party from seeking provisional injunctive relief pending arbitration, by applying to any court of competent jurisdiction.

               (b) Section 15(a) to the contrary notwithstanding, it is expressly agreed that if based upon events which take place after, by, on account of, or in connection with, a Change of Control it becomes necessary in Employee's judgment for him to sue the Company in order to collect amounts to be paid to him under this Agreement or otherwise enforce his rights under this Agreement, then the Company will be obligated to pay both its own and Employee's legal fees in such litigation, including the obligation of the Company to pay Employee's legal fees within thirty days of receiving invoices therefor from Employee.

               (c) The jurisdiction and venue for resolution of any disputes involving this Agreement or Employee's employment by the Company shall be in the state courts of Houston, Harris County, Texas.

         16. Lump Sum Payments. If payments to be made under any portion of this Agreement provide for such payments to be made over a period of time, Employee and the Company's Board of Directors may agree for such payments to be made in a lump sum, which shall be determined by discounting the periodic payments using a discount factor of 8% per annum

         IN WITNESS WHEREOF, the parties hereto affixed their signatures hereunder as of the date first above written.

                                      SWIFT ENERGY COMPANY


                                      By:
                                         --------------------------------------
                                             A. Earl Swift
                                             Chairman of the Board of Directors



                                      "EMPLOYEE"


                                         --------------------------------------
                                             Terry E. Swift
                                             17827 Windtree
                                             Spring, Texas 77379

                                  Exhibit 10.3

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT("Agreement") originally dated as of February 1, 1998, is amended and restated in its entirety this 9th day of May, 2001, and is by and between Swift Energy Company, a Texas corporation (the "Company"), and Joseph A. D'Amico.

                              W I T N E S S E T H:
                               - - - - - - - - - -

         WHEREAS, Employee is employed as Executive Vice President and Chief Operating Officer of the Company; and

         WHEREAS, the Company and Employee wish to document certain terms of employment of Employee in such capacity;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Employee hereby agree as follows:

         1. Employment and Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby agrees to employ Employee, and Employee hereby agrees to serve as Executive Vice President and Chief Operating Officer of the Company, or in such other position as is mutually acceptable to both Employee and the Company, for a period of three years commencing on the date hereof, which period shall automatically be extended for an additional year on each anniversary of this Agreement thereafter (such period, as so extended at any time, the "Contract Term") unless notice to the contrary is given not less than 60 days prior to any anniversary of this Agreement by either party to this Agreement. The period during which Employee actually works for and is employed by the Company is hereafter referred to as the "Term of Employment."

         2. Scope of Employment. During the Term of Employment, (i) Employee will serve as Executive Vice President and Chief Operating Officer with the powers and responsibilities of such position set forth in the bylaws of the Company, or in such other position as is mutually acceptable to both Employee and the Company, and Employee will perform diligently to the best of his ability those duties set forth therein and in this Agreement in a manner that promotes the interests and goodwill of the Company, (ii) the Company shall not require Employee to relocate from Houston, Texas, and (iii) the Company may assign Employee to other duties.

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

               (c) In the event of Employee's death during the Term of Employment (i) for a twelve-month period after his death the Company shall make available at its expense medical and dental insurance covering Employee's spouse and his dependents ("Dependents") who would have been covered (if the Term of Employment had continued) by the Company's medical and dental insurance policies as then in effect or in effect from time to time and (ii) thereafter for the remainder of the Contract Term such medical and dental insurance shall be provided to Employee's spouse and Dependents, with Employee's spouse (or Dependents or estate, if applicable), to reimburse the Company for the cost for comparable family coverage under the Company's medical and dental insurance policies, unless otherwise prohibited by applicable law.

         5.    Confidentiality.

               (a) Employee recognizes that the Company's business involves the handling of confidential information of both the Company and the Company's affiliates, subsidiaries, joint venture partners and industry partners, and requires a confidential relationship between them and the Company and Employee. The Company's business requires the fullest practical protection and confidential treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data (including engineering, geophysical, geological and computer program data) and Employee's knowledge of the Company, its affiliates, subsidiaries, joint venture partners, industry partners, customers and contractors (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Employee in the course of his employment. Accordingly, during and after termination of employment by the Company, Employee agrees: (i) to prevent the disclosure to any third party of all such Confidential Information; (ii) not to use for Employee's own benefit any of the Company's Confidential Information, and (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of employment hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Employee or any knowledge or information known to the public in general.

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

               (d) Employee and the Company acknowledge their respective execution of an agreement entitled "Inventions, Copyrights, and Confidentiality of Company or Customer Information Agreement" (the "Inventions Agreement") and hereby agree that should any provision of this Agreement conflict with any provision of the Inventions Agreement, the provisions of the Inventions Agreement shall control.

         6.    Covenant Not to Compete.

               (a) Subject to the provisions of (c) of this section, without the express prior written consent of the Conflicts of Interest Committee of the Company's Board of Directors, Employee will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company existing or contemplated as of the date he last worked on the Company's behalf pursuant to this Agreement, in those portions or areas of oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with activities that are the same as or similar to activities Employee performed on behalf of the Company; provided, however, the Company recognizes that any investment made by Employee in oil and gas properties owned by the Company which investments are made on the same terms (or terms more favorable to the Company) as those offered to unaffiliated third parties are specifically excluded from this section; and

               (b) Subject to the provisions of (c) of this section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.

               (c) Employee's obligations under (a) and (b) of this section shall continue in force during all periods of Employee's employment by the Company, and after termination of employment for that portion of the Contract Term remaining during which (x) Employee actually receives cash payments under this Agreement or (y) Employee would have received such cash payments but for a lump sum payment being made in lieu thereof, whichever is longer, provided that (i) if cash payments to be made by the Company during the remainder of the Contract Term after the Termination Date (as defined below) are not then being made to Employee currently or (ii) if there has been a "Change in Control," as defined below, then the provisions of subsections (a) and (b) of this section shall have no further force and effect after the date that such payments stop or the date such Change of Control occurs, respectively.

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

               In the case of termination of Employee's employment during the Term of Employment, except in those circumstances covered by Sections 7(b) or (c) below, Employee shall be paid over a period commencing on the day after the last day he worked on the Company's behalf pursuant to this Agreement (the "Termination Date") and continuing (the "Continuation Period") for one-half of the remainder of the Contract Term. The amount to be paid shall be equal to the sum of (x) the total salary otherwise payable to Employee over the period which is one-half of the remainder of the Contract Term, based upon the salary being paid to the Employee immediately prior to the Termination Date, plus (y) an additional amount equal to one week's salary (at Employee's then current salary) for every year of service to the Company (rounded up to the nearest full year of service). The total of these amounts shall be referred to as the "Post Termination Payment." The Post Termination Payment shall be paid out on a twice per month basis of equal installments during the Continuation Period so that the Post Termination Payment will be paid in full to Employee by the end of the Continuation Period. Additionally, the Company shall provide at its expense for the Continuation Period such medical and dental coverage as in effect on the Termination Date. Notwithstanding the foregoing, Employee shall not receive such compensation if the Company terminates his employment for Cause. "Cause" shall be defined as (i) commission of fraud against the Company, its subsidiaries, affiliates or customers,
         (ii) willful refusal without proper legal cause, after 30 days' advance written notice from the Chairman of the Board of the Company and/or the Chief Executive Officer of the Company, or, after a Change in Control, from the Continuing Directors, to faithfully and diligently perform Employee's duties as directed in such notice or correct or terminate those practices as described in such notice, all within the context of a forty-hour per week schedule, or (iii) breach of Section 5 of this Agreement.

               Immediately  prior  to the  date  of  termination  of  Employee's employment under this Agreement by either party, except in those circumstances covered by Sections 7(b) or 7(c) below, all outstanding unexercised options to purchase shares of common stock of the Company held by Employee (as of the day prior to such termination) shall immediately vest or be deemed to have vested, and otherwise Employee shall retain such options with no change in the number of shares covered by such options, the date such options first become exercisable, the period over which they are exercisable, or their exercise price.

                  (b)       Change of Control.

                    (1) In the event Employee's  employment is terminated by the
               Company, after, by, on account of, or in connection with, a "Change of Control," as defined below, or in the event Employee resigns during the Contract Term hereunder following a "Change in Control," as defined, the Company (i) shall pay Employee on his last day of employment by the Company a lump sum equal to the total compensation which otherwise is payable to Employee for the remainder of the Contract Term, with total compensation to be based upon the salary being paid to Employee immediately prior to the Termination Date (without taking into effect any reduction in salary which may have taken place after, by, on account of, or in connection with a Change of Control), plus an additional amount equal to two weeks' of his then current salary for every year of service to the Company (rounded up to the nearest full year of service), and (ii) provide at the Company's expense for the Contract Term such medical and dental coverage as in effect on the Termination Date. Effective as of the day prior to such Change of Control, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee as of such date will immediately become 100% vested and 100% exercisable.

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

                    (3)  Notwithstanding   anything  to  the  contrary  in  this
               Agreement, in the event that any payment, distribution, or other benefit provided by the Company to or for the benefit of Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), the Company shall pay to Employee an additional payment (a "Gross-up Payment") in an amount such that after payment by Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed on any Gross-up Payment, Employee retains an amount of the Gross-up Payment equal to the Excise Tax imposed upon the Payments. The Company and Employee shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Employee shall notify the Company immediately in writing of any claim by the Internal Revenue Service which, if successful, would require the Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by the Company and Employee) within fifteen days of the receipt of such claim. The Company shall notify Employee in writing at least ten days prior to the due date of any response required with respect to such claim if it plans to contest such claim. If the Company decides to contest such claim, Employee shall cooperate fully with the Company in such action; provided, however, the Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Employee harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of the Company's action. If, as a result of the Company's action with respect to a claim, Employee receives a refund of any amount paid by the Company with respect to such claim, Employee shall promptly pay such refund to the

               Company. If the Company fails to timely notify Employee whether it will contest such claim or the Company determines not to contest such claim, then the Company shall immediately pay to Employee the portion of such claim, if any, which it has not previously paid to Employee.

               (c) In the event of termination due to Employee's death or as a result of total and permanent disability (as defined in the Company's long-term disability plan, or if the Company has no long-term disability plan in effect at the time of Employee's disability, permanent disability shall have the meaning provided in Section 22(e)(3) of the Code, as used herein "Permanent Disability") during the Term of Employment, the Company shall pay to the estate of Employee or Employee, as applicable, in the year of death or the year thereafter (as designated by Employee's estate), or the day after his employment terminates by reason of Permanent Disability, a lump sum payment equal to the total compensation which otherwise is payable to Employee if he worked for one-half of the Contract Term remaining as of the date of death or the day prior to termination of employment by reason of Permanent Disability, with total compensation to be based upon the salary being paid to Employee immediately prior to the date of death or Permanent Disability, plus (ii) an amount equal to one week's salary for every year of service to the Company (rounded up to the nearest full year of service). On the date of Employee's death or Permanent Disability, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee immediately prior to such date will immediately become 100% vested and 100% exercisable by Employee's estate or by Employee, as applicable, and remain exercisable until expiration of each option under its original term.

               (d) In the event Employee's employment is terminated in those circumstances covered by Sections 7(a) or 7(b) above or by reason of Permanent Disability, the Company shall, for a one-year period following Employee's Termination Date, pay the scheduled premium payments (on or before their due dates) on any universal life insurance policy covering Employee's life which is in force immediately prior to the Termination Date; provided, however, that the Company shall be obligated to pay any such premiums only to the extent that, and on the same basis as, payments are made by the Company on the universal life insurance policies covering other employees of the Company with same or similar coverage.

         8. Governing Law. This Agreement shall be governed by and construed under the laws of the State of Texas. Venue and jurisdiction of any action relating to this Agreement shall lie in Houston, Harris County, Texas.

         9. Notice. Any notice, payment, demand or communication required or permitted to be given by this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered personally to and signed for by the party or to any officer of the party to whom the same is directed or if sent by regisered or certified mail, return receipt requested, postage and charges prepaid, addressed to such party at its address set forth below such party's signature to this Agreement or to such other address as shall have been furnished in writing by such party for whom the communication is intended. Any such notice shall be deemed to be given on the date so delivered.

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

         15. Disputes.

               (a) Subject to Section 15(b) below, if a dispute arises under this Agreement related to the payment of amounts provided hereunder to be paid by the Company to Employee or the timing of such payments or their calculation, and the dispute cannot be settled through direct discussions, the Company and Employee agree that such disputes shall be resolved by submitting such disputes to mandatory binding fast-track arbitration with the American Arbitration Association in Houston, Texas. The Company will pay the actual fees and expenses of the arbitrators, and the parties shall bear equally all other expenses of such arbitration, unless the arbitrators determine that a different allocation would be more equitable. The award of the arbitrators will be the exclusive remedy of the parties for such disputes. Nothing in this Section 15(a) shall prevent either party from seeking provisional injunctive relief pending arbitration, by applying to any court of competent jurisdiction.

               (b) Section 15(a) to the contrary notwithstanding, it is expressly agreed that if based upon events which take place after, by, on account of, or in connection with, a Change of Control it becomes necessary in Employee's judgment for him to sue the Company in order to collect amounts to be paid to him under this Agreement or otherwise enforce his rights under this Agreement, then the Company will be obligated to pay both its own and Employee's legal fees in such litigation, including the obligation of the Company to pay Employee's legal fees within thirty days of receiving invoices therefor from Employee.

               (c) The jurisdiction and venue for resolution of any disputes involving this Agreement or Employee's employment by the Company shall be in the state courts of Houston, Harris County, Texas.

         16. Lump Sum Payments. If payments to be made under any portion of this Agreement provide for such payments to be made over a period of time, Employee and the Company's Board of Directors may agree for such payments to be made in a lump sum, which shall be determined by discounting the periodic payments using a discount factor of 8% per annum

         IN WITNESS WHEREOF, the parties hereto affixed their signatures hereunder as of the date first above written.

                                     SWIFT ENERGY COMPANY


                                     By:
                                        ----------------------------------------
                                            A. Earl Swift
                                            Chairman of the Board of  Directors



                                     "EMPLOYEE"


                                        ----------------------------------------
                                            Joseph A. D'Amico
                                            23 Coldsprings Court
                                            The Woodlands, Texas 77380

                                  Exhibit 10.4

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT("Agreement") originally dated as of November 1, 1995, is amended and restated in its entirety this 9th day of May, 2001, and is by and between Swift Energy Company, a Texas corporation (the "Company"), and Bruce H. Vincent.

                              W I T N E S S E T H:
                               - - - - - - - - - -

         WHEREAS, Employee is employed as Executive Vice President-Corporate Development and Secretary of the Company; and

         WHEREAS, the Company and Employee wish to document certain terms of employment of Employee in such capacity;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Employee hereby agree as follows:

         1. Employment and Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby agrees to employ Employee, and Employee hereby agrees to serve as Executive Vice President-Corporate Development and Secretary of the Company, or in such other position as is mutually acceptable to both Employee and the Company, for a period of three years commencing on the date hereof, which period shall automatically be extended for an additional year on each anniversary of this Agreement thereafter (such period, as so extended at any time, the "Contract Term") unless notice to the contrary is given not less than 60 days prior to any anniversary of this Agreement by either party to this Agreement. The period during which Employee actually works for and is employed by the Company is hereafter referred to as the "Term of Employment."

         2. Scope of Employment. During the Term of Employment, (i) Employee will serve as Executive Vice President-Corporate Development and Secretary with the powers and responsibilities of such position set forth in the bylaws of the Company, or in such other position as is mutually acceptable to both Employee and the Company, and Employee will perform diligently to the best of his ability those duties set forth therein and in this Agreement in a manner that promotes the interests and goodwill of the Company, (ii) the Company shall not require Employee to relocate from Houston, Texas, and (iii) the Company may assign Employee to other duties.

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

               (c) In the event of Employee's death during the Term of Employment (i) for a twelve-month period after his death the Company shall make available at its expense medical and dental insurance covering Employee's spouse and his dependents ("Dependents") who would have been covered (if the Term of Employment had continued) by the Company's medical and dental insurance policies as then in effect or in effect from time to time and (ii) thereafter for the remainder of the Contract Term such medical and dental insurance shall be provided to Employee's spouse and Dependents, with Employee's spouse (or Dependents or estate, if applicable), to reimburse the Company for the cost for comparable family coverage under the Company's medical and dental insurance policies, unless otherwise prohibited by applicable law.

         5.    Confidentiality.

               (a) Employee recognizes that the Company's business involves the handling of confidential information of both the Company and the Company's affiliates, subsidiaries, joint venture partners and industry partners, and requires a confidential relationship between them and the Company and Employee. The Company's business requires the fullest practical protection and confidential treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data (including engineering, geophysical, geological and computer program data) and Employee's knowledge of the Company, its affiliates, subsidiaries, joint venture partners, industry partners, customers and contractors (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Employee in the course of his employment. Accordingly, during and after termination of employment by the Company, Employee agrees: (i) to prevent the disclosure to any third party of all such Confidential Information; (ii) not to use for Employee's own benefit any of the Company's Confidential Information, and (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of employment hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Employee or any knowledge or information known to the public in general.

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

                  (d) Employee and the Company acknowledge their respective execution of an agreement entitled "Inventions, Copyrights, and Confidentiality of Company or Customer Information Agreement" (the "Inventions Agreement") and hereby agree that should any provision of this Agreement conflict with any provision of the Inventions Agreement, the provisions of the Inventions Agreement shall control.

         6.    Covenant Not to Compete.

               (a) Subject to the provisions of (c) of this section, without the express prior written consent of the Conflicts of Interest Committee of the Company's Board of Directors, Employee will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company existing or contemplated as of the date he last worked on the Company's behalf pursuant to this Agreement, in those portions or areas of oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with activities that are the same as or similar to activities Employee performed on behalf of the Company; provided, however, the Company recognizes that any investment made by Employee in oil and gas properties owned by the Company which investments are made on the same terms (or terms more favorable to the Company) as those offered to unaffiliated third parties are specifically excluded from this section; and

               (b) Subject to the provisions of (c) of this section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.

               (c) Employee's obligations under (a) and (b) of this section shall continue in force during all periods of Employee's employment by the Company, and after termination of employment for that portion of the Contract Term remaining during which (x) Employee actually receives cash payments under this Agreement or (y) Employee would have received such cash payments but for a lump sum payment being made in lieu thereof, whichever is longer, provided that (i) if cash payments to be made by the Company during the remainder of the Contract Term after the Termination Date (as defined below) are not then being made to Employee currently or (ii) if there has been a "Change in Control," as defined below, then the provisions of subsections (a) and (b) of this section shall have no further force and effect after the date that such payments stop or the date such Change of Control occurs, respectively.

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

               In the case of termination of Employee's employment during the Term of Employment, except in those circumstances covered by Sections 7(b) or (c) below, Employee shall be paid over a period commencing on the day after the last day he worked on the Company's behalf pursuant to this Agreement (the "Termination Date") and continuing (the "Continuation Period") for one-half of the remainder of the Contract Term. The amount to be paid shall be equal to the sum of (x) the total salary otherwise payable to Employee over the period which is one-half of the remainder of the Contract Term, based upon the salary being paid to the Employee immediately prior to the Termination Date, plus (y) an additional amount equal to one week's salary (at Employee's then current salary) for every year of service to the Company (rounded up to the nearest full year of service). The total of these amounts shall be referred to as the "Post Termination Payment." The Post Termination Payment shall be paid out on a twice per month basis of equal installments during the Continuation Period so that the Post Termination Payment will be paid in full to Employee by the end of the Continuation Period. Additionally, the Company shall provide at its expense for the Continuation Period such medical and dental coverage as in effect on the Termination Date. Notwithstanding the foregoing, Employee shall not receive such compensation if the Company terminates his employment for Cause. "Cause" shall be defined as (i) commission of fraud against the Company, its subsidiaries, affiliates or customers,
         (ii) willful refusal without proper legal cause, after 30 days' advance written notice from the Chairman of the Board of the Company and/or the Chief Executive Officer of the Company, or, after a Change in Control, from the Continuing Directors, to faithfully and diligently perform Employee's duties as directed in such notice or correct or terminate those practices as described in such notice, all within the context of a forty-hour per week schedule, or (iii) breach of Section 5 of this Agreement.

               Immediately  prior  to the  date  of  termination  of  Employee's employment under this Agreement by either party, except in those circumstances covered by Sections 7(b) or 7(c) below, all outstanding unexercised options to purchase shares of common stock of the Company held by Employee (as of the day prior to such termination) shall immediately vest or be deemed to have vested, and otherwise Employee shall retain such options with no change in the number of shares covered by such options, the date such options first become exercisable, the period over which they are exercisable, or their exercise price.

               (b) Change of Control.

                    (1) In the event Employee's  employment is terminated by the
               Company, after, by, on account of, or in connection with, a "Change of Control," as defined below, or in the event Employee resigns during the Contract Term hereunder following a "Change in Control," as defined, the Company (i) shall pay Employee on his last day of employment by the Company a lump sum equal to the total compensation which otherwise is payable to Employee for the remainder of the Contract Term, with total compensation to be based upon the salary being paid to Employee immediately prior to the Termination Date (without taking into effect any reduction in salary which may have taken place after, by, on account of, or in connection with a Change of Control), plus an additional amount equal to two weeks' of his then current salary for every year of service to the Company (rounded up to the nearest full year of service), and (ii) provide at the Company's expense for the Contract Term such medical and dental coverage as in effect on the Termination Date. Effective as of the day prior to such Change of Control, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee as of such date will immediately become 100% vested and 100% exercisable.

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

                    (3)  Notwithstanding   anything  to  the  contrary  in  this
               Agreement, in the event that any payment, distribution, or other benefit provided by the Company to or for the benefit of Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), the Company shall pay to Employee an additional payment (a "Gross-up Payment") in an amount such that after payment by Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed on any Gross-up Payment, Employee retains an amount of the Gross-up Payment equal to the Excise Tax imposed upon the Payments. The Company and Employee shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Employee shall notify the Company immediately in writing of any claim by the Internal Revenue Service which, if successful, would require the Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by the Company and Employee) within fifteen days of the receipt of such claim. The Company shall notify Employee in writing at least ten days prior to the due date of any response required with respect to such claim if it plans to contest such claim. If the Company decides to contest such claim, Employee shall cooperate fully with the Company in such action; provided, however, the Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Employee harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of the Company's action. If, as a result of the Company's action with respect to a claim, Employee receives a refund of any amount paid by the Company with respect to such claim, Employee shall promptly pay such refund to the

               Company. If the Company fails to timely notify Employee whether it will contest such claim or the Company determines not to contest such claim, then the Company shall immediately pay to Employee the portion of such claim, if any, which it has not previously paid to Employee.

               (c) In the event of termination due to Employee's death or as a result of total and permanent disability (as defined in the Company's long-term disability plan, or if the Company has no long-term disability plan in effect at the time of Employee's disability, permanent disability shall have the meaning provided in Section 22(e)(3) of the Code, as used herein "Permanent Disability") during the Term of Employment, the Company shall pay to the estate of Employee or Employee, as applicable, in the year of death or the year thereafter (as designated by Employee's estate), or the day after his employment terminates by reason of Permanent Disability, a lump sum payment equal to the total compensation which otherwise is payable to Employee if he worked for one-half of the Contract Term remaining as of the date of death or the day prior to termination of employment by reason of Permanent Disability, with total compensation to be based upon the salary being paid to Employee immediately prior to the date of death or Permanent Disability, plus (ii) an amount equal to one week's salary for every year of service to the Company (rounded up to the nearest full year of service). On the date of Employee's death or Permanent Disability, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee immediately prior to such date will immediately become 100% vested and 100% exercisable by Employee's estate or by Employee, as applicable, and remain exercisable until expiration of each option under its original term.

               (d) In the event Employee's employment is terminated in those circumstances covered by Sections 7(a) or 7(b) above or by reason of Permanent Disability, the Company shall, for a one-year period following Employee's Termination Date, pay the scheduled premium payments (on or before their due dates) on any universal life insurance policy covering Employee's life which is in force immediately prior to the Termination Date; provided, however, that the Company shall be obligated to pay any such premiums only to the extent that, and on the same basis as, payments are made by the Company on the universal life insurance policies covering other employees of the Company with same or similar coverage.

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

         15.  Disputes.

               (a) Subject to Section 15(b) below, if a dispute arises under this Agreement related to the payment of amounts provided hereunder to be paid by the Company to Employee or the timing of such payments or their calculation, and the dispute cannot be settled through direct discussions, the Company and Employee agree that such disputes shall be resolved by submitting such disputes to mandatory binding fast-track arbitration with the American Arbitration Association in Houston, Texas. The Company will pay the actual fees and expenses of the arbitrators, and the parties shall bear equally all other expenses of such arbitration, unless the arbitrators determine that a different allocation would be more equitable. The award of the arbitrators will be the exclusive remedy of the parties for such disputes. Nothing in this Section 15(a) shall prevent either party from seeking provisional injunctive relief pending arbitration, by applying to any court of competent jurisdiction.

               (b) Section 15(a) to the contrary notwithstanding, it is expressly agreed that if based upon events which take place after, by, on account of, or in connection with, a Change of Control it becomes necessary in Employee's judgment for him to sue the Company in order to collect amounts to be paid to him under this Agreement or otherwise enforce his rights under this Agreement, then the Company will be obligated to pay both its own and Employee's legal fees in such litigation, including the obligation of the Company to pay Employee's legal fees within thirty days of receiving invoices therefor from Employee.

               (c) The jurisdiction and venue for resolution of any disputes involving this Agreement or Employee's employment by the Company shall be in the state courts of Houston, Harris County, Texas.

         16. Lump Sum Payments. If payments to be made under any portion of this Agreement provide for such payments to be made over a period of time, Employee and the Company's Board of Directors may agree for such payments to be made in a lump sum, which shall be determined by discounting the periodic payments using a discount factor of 8% per annum

         IN WITNESS WHEREOF, the parties hereto affixed their signatures hereunder as of the date first above written.

                                     SWIFT ENERGY COMPANY


                                     By:
                                        ---------------------------------------
                                            A. Earl Swift
                                            Chairman of the Board of Directors



                                     "EMPLOYEE"


                                        ---------------------------------------
                                            Bruce H. Vincent
                                            5292 Memorial #M8
                                            Houston, Texas 77007

                                  Exhibit 10.5

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT("Agreement") originally dated as of May 11, 1999, is amended and restated in its entirety this 9th day of May, 2001, and is by and between Swift Energy Company, a Texas corporation (the "Company"), and Alton D. Heckaman, Jr..

                              W I T N E S S E T H:
                               - - - - - - - - - -

         WHEREAS, Employee is employed as Senior Vice President-Finance and Chief Financial Officer of the Company; and

         WHEREAS, the Company and Employee wish to document certain terms of employment of Employee in such capacity;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Employee hereby agree as follows:

         1. Employment and Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby agrees to employ Employee, and Employee hereby agrees to serve as Senior Vice President-Finance and Chief Financial Officer of the Company, or in such other position as is mutually acceptable to both Employee and the Company, for a period of three years commencing on the date hereof, which period shall automatically be extended for an additional year on each anniversary of this Agreement thereafter (such period, as so extended at any time, the "Contract Term") unless notice to the contrary is given not less than 60 days prior to any anniversary of this Agreement by either party to this Agreement. The period during which Employee actually works for and is employed by the Company is hereafter referred to as the "Term of Employment."

         2. Scope of Employment. During the Term of Employment, (i) Employee will serve as Senior Vice President-Finance and Chief Financial Officer with the powers and responsibilities of such position set forth in the bylaws of the Company, or in such other position as is mutually acceptable to both Employee and the Company, and Employee will perform diligently to the best of his ability those duties set forth therein and in this Agreement in a manner that promotes the interests and goodwill of the Company, (ii) the Company shall not require Employee to relocate from Houston, Texas, and (iii) the Company may assign Employee to other duties.

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

               (c) In the event of Employee's death during the Term of Employment (i) for a twelve-month period after his death the Company shall make available at its expense medical and dental insurance covering Employee's spouse and his dependents ("Dependents") who would have been covered (if the Term of Employment had continued) by the Company's medical and dental insurance policies as then in effect or in effect from time to time and (ii) thereafter for the remainder of the Contract Term such medical and dental insurance shall be provided to Employee's spouse and Dependents, with Employee's spouse (or Dependents or estate, if applicable), to reimburse the Company for the cost for comparable family coverage under the Company's medical and dental insurance policies, unless otherwise prohibited by applicable law.

         5.    Confidentiality.

               (a) Employee recognizes that the Company's business involves the handling of confidential information of both the Company and the Company's affiliates, subsidiaries, joint venture partners and industry partners, and requires a confidential relationship between them and the Company and Employee. The Company's business requires the fullest
         practical   protection  and   confidential
         treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data (including engineering, geophysical, geological and computer program data) and Employee's knowledge of the Company, its affiliates, subsidiaries, joint venture partners, industry partners, customers and contractors (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Employee in the course of his employment. Accordingly, during and after termination of employment by the Company, Employee agrees: (i) to prevent the disclosure to any third party of all such Confidential Information; (ii) not to use for Employee's own benefit any of the Company's Confidential Information, and (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of employment hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Employee or any knowledge or information known to the public in general.

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

               (d) Employee and the Company acknowledge their respective execution of an agreement entitled "Inventions, Copyrights, and Confidentiality of Company or Customer Information Agreement" (the "Inventions Agreement") and hereby agree that should any provision of this Agreement conflict with any provision of the Inventions Agreement, the provisions of the Inventions Agreement shall control.

         6.    Covenant Not to Compete.

               (a) Subject to the provisions of (c) of this section, without the express prior written consent of the Conflicts of Interest Committee of the Company's Board of Directors, Employee will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company existing or contemplated as of the date he last worked on the Company's behalf pursuant to this Agreement, in those portions or areas of oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with activities that are the same as or similar to activities Employee performed on behalf of the Company; provided, however, the Company recognizes that any investment made by Employee in oil and gas properties owned by the Company which investments are made on the same terms (or terms more favorable to the Company) as those offered to unaffiliated third parties are specifically excluded from this section; and

               (b) Subject to the provisions of (c) of this section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.

               (c) Employee's obligations under (a) and (b) of this section shall continue in force during all periods of Employee's employment by the Company, and after termination of employment for that portion of the Contract Term remaining during which (x) Employee actually receives cash payments under this Agreement or (y) Employee would have received such cash payments but for a lump sum payment being made in lieu thereof, whichever is longer, provided that (i) if cash payments to be made by the Company during the remainder of the Contract Term after the Termination Date (as defined below) are not then being made to Employee currently or (ii) if there has been a "Change in Control," as defined below, then the provisions of subsections (a) and (b) of this section shall have no further force and effect after the date that such payments stop or the date such Change of Control occurs, respectively.

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

               In the case of termination of Employee's employment during the Term of Employment, except in those circumstances covered by Sections 7(b) or (c) below, Employee shall be paid over a period commencing on the day after the last day he worked on the Company's behalf pursuant to this Agreement (the "Termination Date") and continuing (the "Continuation Period") for one-half of the remainder of the Contract Term. The amount to be paid shall be equal to the sum of (x) the total salary otherwise payable to Employee over the period which is one-half of the remainder of the Contract Term, based upon the salary being paid to the Employee immediately prior to the Termination Date, plus (y) an additional amount equal to one week's salary (at Employee's then current salary) for every year of service to the Company (rounded up to the nearest full year of service), plus (z) $70,753, as of December 31, 2000, compounded at a rate of 8.0% per annum representing amounts in lieu of Company contributions to a 401-K plan for those periods of employment prior to adoption of such a plan by the Company. The total of these amounts shall be referred to as the "Post Termination Payment." The Post Termination Payment shall be paid out on a twice per month basis of equal installments during the Continuation Period so that the Post Termination Payment will be paid in full to Employee by the end of the Continuation Period. Additionally, the Company shall provide at its expense for the Continuation Period such medical and dental coverage as in effect on the Termination Date. Notwithstanding the foregoing, Employee shall not receive such compensation if the Company terminates his employment for Cause. "Cause" shall be defined as (i) commission of fraud against the Company, its subsidiaries, affiliates or customers, (ii) willful refusal without proper legal cause, after 30 days' advance written notice from the Chairman of the Board of the Company and/or the Chief Executive Officer of the Company, or, after a Change in Control, from the Continuing Directors, to faithfully and diligently perform Employee's duties as directed in such notice or correct or terminate those practices as described in such notice, all within the context of a forty-hour per week schedule, or
         (iii) breach of Section 5 of this Agreement.

               Immediately prior to the date of termination of Employee's employment under this Agreement by either party, except in those circumstances covered by Sections 7(b) or 7(c) below, all outstanding unexercised options to purchase shares of common stock of the Company held by Employee (as of the day prior to such termination) shall immediately vest or be deemed to have vested, and otherwise Employee shall retain such options with no change in the number of shares covered by such options, the date such options first become exercisable, the period over which they are exercisable, or their exercise price.

               (b) Change of Control.

                    (1) In the event Employee's  employment is terminated by the
               Company, after, by, on account of, or in connection with, a "Change of Control," as defined below, or in the event Employee resigns during the Contract Term hereunder following a "Change in Control," as defined, the Company (i) shall pay Employee on his last day of employment by the Company a lump sum equal to the total compensation which otherwise is payable to Employee for the remainder of the Contract Term, with total compensation to be based upon the salary being paid to Employee immediately prior to the Termination Date (without taking into effect any reduction in salary which may have taken place after, by, on account of, or in connection with a Change of Control), plus an additional amount equal to two weeks' of his then current salary for every year of service to the Company (rounded up to the nearest full year of service) plus $70,753, as of December 31, 2000, compounded at a rate of 8.0% per annum representing amounts in lieu of Company contributions to a 401-K plan for those periods of employment prior to adoption of such a plan by the Company, and (ii) provide at the Company's expense for the Contract Term such medical and dental coverage as in effect on the Termination Date. Effective as of the day prior to such Change of Control, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee as of such date will immediately become 100% vested and 100% exercisable.

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

                    (3) Notwithstanding anything to the contrary in this Agreement, in the event that any payment, distribution, or other benefit provided by the Company to or for the benefit of Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), the Company shall pay to Employee an additional payment (a "Gross-up Payment") in an amount such that after payment by Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed on any Gross-up Payment, Employee retains an amount of the Gross-up Payment equal to the Excise Tax imposed upon the Payments. The Company and Employee shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Employee shall notify the Company immediately in writing of any claim by the Internal Revenue Service which, if successful, would require the Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by the Company and Employee) within fifteen days of the receipt of such claim. The Company shall notify Employee in writing at least ten days prior to the due date of any response required with respect to such claim if it plans to contest such claim. If the Company decides to contest such claim, Employee shall cooperate fully with the Company in such action; provided, however, the

               Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Employee harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of the Company's action. If, as a result of the Company's action with respect to a claim, Employee receives a refund of any amount paid by the Company with respect to such claim, Employee shall promptly pay such refund to the Company. If the Company fails to timely notify Employee whether it will contest such claim or the Company determines not to contest such claim, then the Company shall immediately pay to Employee the portion of such claim, if any, which it has not previously paid to Employee.

               (c) In the event of termination due to Employee's death or as a result of total and permanent disability (as defined in the Company's long-term disability plan, or if the Company has no long-term disability plan in effect at the time of Employee's disability, permanent disability shall have the meaning provided in Section 22(e)(3) of the Code, as used herein "Permanent Disability") during the Term of Employment, the Company shall pay to the estate of Employee or Employee, as applicable, in the year of death or the year thereafter (as designated by Employee's estate), or the day after his employment terminates by reason of Permanent Disability, a lump sum payment equal to the total compensation which otherwise is payable to Employee if he worked for one-half of the Contract Term remaining as of the date of death or the day prior to termination of employment by reason of Permanent Disability, with total compensation to be based upon the salary being paid to Employee immediately prior to the date of death or Permanent Disability, plus (ii) an amount equal to one week's salary for every year of service to the Company (rounded up to the nearest full year of service), plus (iii) $70,753, as of December 31, 2000, compounded at a rate of 8.0% per annum representing amounts in lieu of Company contributions to a 401-K plan for those periods of employment prior to adoption of such a plan by the Company. On the date of Employee's death or Permanent Disability, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee immediately prior to such date will immediately become 100% vested and 100% exercisable by Employee's estate or by Employee, as applicable, and remain exercisable until expiration of each option under its original term.

               (d) In the event Employee's employment is terminated in those circumstances covered by Sections 7(a) or 7(b) above or by reason of Permanent Disability, the Company shall, for a one-year period following Employee's Termination Date, pay the scheduled premium payments (on or before their due dates) on any universal life insurance policy covering Employee's life which is in force immediately prior to the Termination Date; provided, however, that the Company shall be obligated to pay any such premiums only to the extent that, and on the same basis as, payments are made by the Company on the universal life insurance policies covering other employees of the Company with same or similar coverage.

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

         15.  Disputes.

               (a) Subject to Section 15(b) below, if a dispute arises under this Agreement related to the payment of amounts provided hereunder to be paid by the Company to Employee or the timing of such payments or their calculation, and the dispute cannot be settled through direct discussions, the Company and Employee agree that such disputes shall be resolved by submitting such disputes to mandatory binding fast-track arbitration with the American Arbitration Association in Houston, Texas. The Company will pay the actual fees and expenses of the arbitrators, and the parties shall bear equally all other expenses of such arbitration, unless the arbitrators determine that a different allocation would be more equitable. The award of the arbitrators will be the exclusive remedy of the parties for such disputes. Nothing in this Section 15(a) shall prevent either party from seeking provisional injunctive relief pending arbitration, by applying to any court of competent jurisdiction.

               (b) Section 15(a) to the contrary notwithstanding, it is expressly agreed that if based upon events which take place after, by, on account of, or in connection with, a Change of Control it becomes necessary in Employee's judgment for him to sue the Company in order to collect amounts to be paid to him under this Agreement or otherwise enforce his rights under this Agreement, then the Company will be obligated to pay both its own and Employee's legal fees in such litigation, including the obligation of the Company to pay Employee's legal fees within thirty days of receiving invoices therefor from Employee.

                   (c) The jurisdiction and venue for resolution of any disputes involving this Agreement orEmployee's employment by the Company shall be in the state courts of Houston, Harris County, Texas.

         16. Lump Sum Payments. If payments to be made under any portion of this Agreement provide for such payments to be made over a period of time, Employee and the Company's Board of Directors may agree for such payments to be made in a lump sum, which shall be determined by discounting the periodic payments using a discount factor of 8% per annum

         IN WITNESS WHEREOF, the parties hereto affixed their signatures hereunder as of the date first above written.

                                     SWIFT ENERGY COMPANY


                                     By:
                                        ---------------------------------------
                                            A. Earl Swift
                                            Chairman of the Board of Directors



                                     "EMPLOYEE"


                                        ---------------------------------------
                                            Alton D. Heckaman, Jr.
                                            3643 Clear Falls Dr.
                                            Kingwood, Texas 77339

                                  Exhibit 10.6

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT("Agreement") originally dated as of November 1, 1995, is amended and restated in its entirety this 9th day of May, 2001, and is by and between Swift Energy Company, a Texas corporation (the "Company"), and James M. Kitterman.

                              W I T N E S S E T H:
                               - - - - - - - - - -

         WHEREAS, Employee is employed as Senior Vice President-Operations of the Company; and

         WHEREAS, the Company and Employee wish to document certain terms of employment of Employee in such capacity;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Employee hereby agree as follows:

         1. Employment and Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby agrees to employ Employee, and Employee hereby agrees to serve as Senior Vice President-Operations of the Company, or in such other position as is mutually acceptable to both Employee and the Company, for a period of three years commencing on the date hereof, which period shall automatically be extended for an additional year on each anniversary of this Agreement thereafter (such period, as so extended at any time, the "Contract Term") unless notice to the contrary is given not less than 60 days prior to any anniversary of this Agreement by either party to this Agreement. The period during which Employee actually works for and is employed by the Company is hereafter referred to as the "Term of Employment."

         2. Scope of Employment. During the Term of Employment, (i) Employee will serve as Senior Vice President-Operations with the powers and responsibilities of such position set forth in the bylaws of the Company, or in such other position as is mutually acceptable to both Employee and the Company, and Employee will perform diligently to the best of his ability those duties set forth therein and in this Agreement in a manner that promotes the interests and goodwill of the Company, (ii) the Company shall not require Employee to relocate from Houston, Texas, and (iii) the Company may assign Employee to other duties.

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

               (c) In the event of Employee's death during the Term of Employment (i) for a twelve-month period after his death the Company shall make available at its expense medical and dental insurance covering Employee's spouse and his dependents ("Dependents") who would have been covered (if the Term of Employment had continued) by the Company's medical and dental insurance policies as then in effect or in effect from time to time and (ii) thereafter for the remainder of the Contract Term such medical and dental insurance shall be provided to Employee's spouse and Dependents, with Employee's spouse (or Dependents or estate, if applicable), to reimburse the Company for the cost for comparable family coverage under the Company's medical and dental insurance policies, unless otherwise prohibited by applicable law.

         5.    Confidentiality.

               (a) Employee recognizes that the Company's business involves the handling of confidential information of both the Company and the Company's affiliates, subsidiaries, joint venture partners and industry partners, and requires a confidential relationship between them and the Company and Employee. The Company's business requires the fullest practical protection and confidential treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data (including engineering, geophysical, geological and computer program data) and Employee's knowledge of the Company, its affiliates, subsidiaries, joint venture partners, industry partners, customers and contractors (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Employee in the course of his employment. Accordingly, during and after termination of employment by the Company, Employee agrees: (i) to prevent the disclosure to any third party of all such Confidential Information;
         (ii) not to use for Employee's own benefit any of the Company's Confidential Information, and (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of employment hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Employee or any knowledge or information known to the public in general.

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

               (d) Employee and the Company acknowledge their respective execution of an agreement entitled "Inventions, Copyrights, and Confidentiality of Company or Customer Information Agreement" (the "Inventions Agreement") and hereby agree that should any provision of this Agreement conflict with any provision of the Inventions Agreement, the provisions of the Inventions Agreement shall control.

         6.    Covenant Not to Compete.

               (a) Subject to the provisions of (c) of this section, without the express prior written consent of the Conflicts of Interest Committee of the Company's Board of

         Directors, Employee will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company existing or contemplated as of the date he last worked on the Company's behalf pursuant to this Agreement, in those portions or areas of oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with activities that are the same as or similar to activities Employee performed on behalf of the Company; provided, however, the Company recognizes that any investment made by Employee in oil and gas properties owned by the Company which investments are made on the same terms (or terms more favorable to the Company) as those offered to unaffiliated third parties are specifically excluded from this section; and

               (b) Subject to the provisions of (c) of this section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.

               (c) Employee's obligations under (a) and (b) of this section shall continue in force during all periods of Employee's employment by the Company, and after termination of employment for that portion of the Contract Term remaining during which (x) Employee actually receives cash payments under this Agreement or (y) Employee would have received such cash payments but for a lump sum payment being made in lieu thereof, whichever is longer, provided that (i) if cash payments to be made by the Company during the remainder of the Contract Term after the Termination Date (as defined below) are not then being made to Employee currently or (ii) if there has been a "Change in Control," as defined below, then the provisions of subsections (a) and (b) of this section shall have no further force and effect after the date that such payments stop or the date such Change of Control occurs, respectively.

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

               In the case of termination of Employee's employment during the Term of Employment, except in those circumstances covered by Sections 7(b) or (c) below, Employee shall be paid over a period commencing on the day after the last day he worked on the Company's behalf pursuant to this Agreement (the "Termination Date") and continuing (the "Continuation Period") for one-half of the remainder of the Contract Term. The amount to be paid shall be equal to the sum of (x) the total salary otherwise payable to Employee over the period which is one-half of the remainder of the Contract Term, based upon the salary being paid to the Employee immediately prior to the Termination Date, plus (y) an additional amount equal to one week's salary (at Employee's then current salary) for every year of service to the Company (rounded up to the nearest full year of service), plus (z) $101,479, as of December 31, 2000, compounded at a rate of 8.0% per annum representing amounts in lieu of Company contributions to a 401-K plan for those periods of employment prior to adoption of such a plan by the Company. The total of these amounts shall be referred to as the "Post Termination Payment." The Post Termination Payment shall be paid out on a twice per month basis of equal installments during the Continuation Period so that the Post Termination Payment will be paid in full to Employee by the end of the Continuation Period. Additionally, the Company shall provide at its expense for the Continuation Period such medical and dental coverage as in effect on the Termination Date. Notwithstanding the foregoing, Employee shall not receive such compensation if the Company terminates his employment for Cause. "Cause" shall be defined as (i) commission of fraud against the Company, its subsidiaries, affiliates or customers, (ii) willful refusal without proper legal cause, after 30 days' advance written notice from the Chairman of the Board of the Company and/or the Chief Executive Officer of the Company, or, after a Change in Control, from the Continuing Directors, to faithfully and diligently perform Employee's duties as directed in such notice or correct or terminate those practices as described in such notice, all within the context of a forty-hour per week schedule, or
         (iii) breach of Section 5 of this Agreement.

               Immediately prior to the date of termination of Employee's employment under this Agreement by either party, except in those circumstances covered by Sections 7(b) or 7(c) below, all outstanding unexercised options to purchase shares of common stock of the Company held by Employee (as of the day prior to such termination) shall immediately vest or be deemed to have vested, and otherwise Employee shall retain such options with no change in the number of shares covered by such options, the date such options first become exercisable, the period over which they are exercisable, or their exercise price.

               (b) Change of Control.

                    (1) In the event Employee's  employment is terminated by the
               Company, after, by, on account of, or in connection with, a "Change of Control," as defined below, or in the event Employee resigns during the Contract Term hereunder following a "Change in Control," as defined, the Company (i) shall pay Employee on his last day of employment by the Company a lump sum equal to the total compensation which otherwise is payable to Employee for the remainder of the Contract Term, with total compensation to be based upon the salary being paid to Employee immediately prior to the Termination Date (without taking into effect any reduction in salary which may have taken place after, by, on account of, or in connection with a Change of Control), plus an additional amount equal to two weeks' of his then current salary for every year of service to the Company (rounded up to the nearest full year of service) plus $101,479, as of December 31, 2000, compounded at a rate of 8.0% per annum representing amounts in lieu of Company contributions to a 401-K plan for those periods of employment prior to adoption of such a plan by the Company, and (ii) provide at the Company's expense for the Contract Term such medical and dental coverage as in effect on the Termination Date. Effective as of the day prior to such Change of Control, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee as of such date will immediately become 100% vested and 100% exercisable.

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

                    (3)  Notwithstanding   anything  to  the  contrary  in  this
               Agreement, in the event that any payment, distribution, or other benefit provided by the Company to or for the benefit of Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), the Company shall pay to Employee an additional payment (a "Gross-up Payment") in an amount such that after payment by Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed on any Gross-up Payment, Employee retains an amount of the Gross-up Payment equal to the Excise Tax imposed upon the Payments. The Company and Employee shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Employee shall notify the Company immediately in writing of any claim by the Internal Revenue Service which, if successful, would require the Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by the Company and Employee) within fifteen days of the receipt of such claim. The Company shall notify Employee in writing at least ten days prior to the due date of any response required with respect to such claim if it plans to contest such claim. If the Company decides to contest such claim, Employee shall cooperate fully with the Company in such action; provided, however, the Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Employee harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of the Company's action. If, as a result of the Company's action with respect to a claim, Employee receives a refund of any amount paid by the Company with respect to such claim, Employee shall promptly pay such refund to the Company. If the Company fails to timely notify Employee whether it will contest such claim or the Company determines not to contest such claim, then the Company shall immediately pay to Employee the portion of such claim, if any, which it has not previously paid to Employee.

               (c) In the event of termination due to Employee's death or as a result of total and permanent disability (as defined in the Company's long-term disability plan, or if the Company has no long-term disability plan in effect at the time of Employee's disability, permanent disability shall have the meaning provided in Section 22(e)(3) of the Code, as used herein "Permanent Disability") during the Term of Employment, the Company shall pay to the estate of Employee or Employee, as applicable, in the year of death or the year thereafter (as designated by Employee's estate), or the day after his employment terminates by reason of Permanent Disability, a lump sum payment equal to the total compensation which otherwise is payable to Employee if he worked for one-half of the Contract Term remaining as of the date of death or the day prior to termination of employment by reason of Permanent Disability, with total compensation to be based upon the salary being paid to Employee immediately prior to the date of death or Permanent Disability, plus (ii) an amount equal to one week's salary for every year of service to the Company (rounded up to the nearest full year of service), plus (iii) $101,479, as of December 31, 2000, compounded at a rate of 8.0% per annum representing amounts in lieu of Company contributions to a 401-K plan for those periods of employment prior to adoption of such a plan by the Company. On the date of Employee's death or Permanent Disability, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee immediately prior to such date will immediately become 100% vested and 100% exercisable by Employee's estate or by Employee, as applicable, and remain exercisable until expiration of each option under its original term.

               (d) In the event Employee's employment is terminated in those circumstances covered by Sections 7(a) or 7(b) above or by reason of Permanent Disability, the Company shall, for a one-year period following Employee's Termination Date, pay the scheduled premium payments (on or before their due dates) on any universal life insurance policy covering Employee's life which is in force immediately prior to the Termination Date; provided, however, that the Company shall be obligated to pay any such premiums only to the extent that, and on the same basis as, payments are made by the Company on the universal life insurance policies covering other employees of the Company with same or similar coverage.

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

         15.  Disputes.

               (a) Subject to Section 15(b) below, if a dispute arises under this Agreement related to the payment of amounts provided hereunder to be paid by the Company to Employee or the timing of such payments or their calculation, and the dispute cannot be settled through direct discussions, the Company and Employee agree that such disputes shall be resolved by submitting such disputes to mandatory binding fast-track arbitration with the American
         Arbitration Association in Houston, Texas. The Company will pay the actual fees and expenses of the arbitrators, and the parties shall bear equally all other expenses of such arbitration, unless the arbitrators determine that a different allocation would be more equitable. The award of the arbitrators will be the exclusive remedy of the parties for such disputes. Nothing in this Section 15(a) shall prevent either party from seeking provisional injunctive relief pending arbitration, by applying to any court of competent jurisdiction.

               (b) Section 15(a) to the contrary notwithstanding, it is expressly agreed that if based upon events which take place after, by, on account of, or in connection with, a Change of Control it becomes necessary in Employee's judgment for him to sue the Company in order to collect amounts to be paid to him under this Agreement or otherwise enforce his rights under this Agreement, then the Company will be obligated to pay both its own and Employee's legal fees in such litigation, including the obligation of the Company to pay Employee's legal fees within thirty days of receiving invoices therefor from Employee.

               (c) The jurisdiction and venue for resolution of any disputes involving this Agreement or Employee's employment by the Company shall be in the state courts of Houston, Harris County, Texas.

         16. Lump Sum Payments. If payments to be made under any portion of this Agreement provide for such payments to be made over a period of time, Employee and the Company's Board of Directors may agree for such payments to be made in a lump sum, which shall be determined by discounting the periodic payments using a discount factor of 8% per annum

         IN WITNESS WHEREOF, the parties hereto affixed their signatures hereunder as of the date first above written.

                                     SWIFT ENERGY COMPANY


                                     By:
                                        ---------------------------------------
                                            A. Earl Swift
                                            Chairman of the Board of Directors



                                     "EMPLOYEE"


                                        ---------------------------------------
                                            James M. Kitterman
                                            13415 Kingsride Lane
                                            Houston, Texas 77079

                                  Exhibit 10.7

                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT ("Agreement") is dated this 9th day of May, 2001, by and between Swift Energy Company, a Texas corporation (the "Company"), and Victor R. Moran.

                              W I T N E S S E T H:
                               - - - - - - - - - -

         WHEREAS, Employee is employed as Senior Vice President-Energy Marketing and Business Development of the Company; and

         WHEREAS, the Company and Employee wish to document certain terms of employment of Employee in such capacity;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Employee hereby agree as follows:

         1. Employment and Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby agrees to employ Employee, and Employee hereby agrees to serve as Senior Vice President-Energy Marketing and Business Development of the Company, or in such other position as is mutually acceptable to both Employee and the Company, for a period of three years commencing on the date hereof, which period shall automatically be extended for an additional year on each anniversary of this Agreement thereafter (such period, as so extended at any time, the "Contract Term") unless notice to the contrary is given not less than 60 days prior to any anniversary of this Agreement by either party to this Agreement. The period during which Employee actually works for and is employed by the Company is hereafter referred to as the "Term of Employment."

         2. Scope of Employment. During the Term of Employment, (i) Employee will serve as Senior Vice President-Energy Marketing and Business Development with the powers and responsibilities of such position set forth in the bylaws of the Company, or in such other position as is mutually acceptable to both Employee and the Company, and Employee will perform diligently to the best of his ability those duties set forth therein and in this Agreement in a manner that promotes the interests and goodwill of the Company, (ii) the Company shall not require Employee to relocate from Houston, Texas, and (iii) the Company may assign Employee to other duties.

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

               (c) In the event of Employee's death during the Term of Employment (i) for a twelve-month period after his death the Company shall make available at its expense medical and dental insurance covering Employee's spouse and his dependents ("Dependents") who would have been covered (if the Term of Employment had continued) by the Company's medical and dental insurance policies as then in effect or in effect from time to time and (ii) thereafter for the remainder of the Contract Term such medical and dental insurance shall be provided to Employee's spouse and Dependents, with Employee's spouse (or Dependents or estate, if applicable), to reimburse the Company for the cost for comparable family coverage under the Company's medical and dental insurance policies, unless otherwise prohibited by applicable law.

         5.    Confidentiality.

               (a) Employee recognizes that the Company's business involves the handling of confidential information of both the Company and the Company's affiliates, subsidiaries, joint venture partners and industry partners, and requires a confidential relationship between them and the Company and Employee. The Company's business requires the fullest practical protection and confidential treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data (including engineering, geophysical, geological and computer program data) and Employee's knowledge of the Company, its affiliates, subsidiaries, joint venture partners, industry partners, customers and contractors (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Employee in the course of his employment. Accordingly, during and after termination of employment by the Company, Employee agrees: (i) to prevent the disclosure to any third party of all such Confidential Information;
         (ii) not to use for Employee's own benefit any of the Company's Confidential Information, and (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of employment hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Employee or any knowledge or information known to the public in general.

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

               (d) Employee and the Company acknowledge their respective execution of an agreement entitled "Inventions, Copyrights, and Confidentiality of Company or Customer Information Agreement" (the "Inventions Agreement") and hereby agree that should any provision of this Agreement conflict with any provision of the Inventions Agreement, the provisions of the Inventions Agreement shall control.

         6.    Covenant Not to Compete.

               (a) Subject to the provisions of (c) of this section, without the express prior written consent of the Conflicts of Interest Committee of the Company's Board of

         Directors, Employee will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company existing or contemplated as of the date he last worked on the Company's behalf pursuant to this Agreement, in those portions or areas of oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with activities that are the same as or similar to activities Employee performed on behalf of the Company; provided, however, the Company recognizes that any investment made by Employee in oil and gas properties owned by the Company which investments are made on the same terms (or terms more favorable to the Company) as those offered to unaffiliated third parties are specifically excluded from this section; and

               (b) Subject to the provisions of (c) of this section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.

               (c) Employee's obligations under (a) and (b) of this section shall continue in force during all periods of Employee's employment by the Company, and after termination of employment for that portion of the Contract Term remaining during which (x) Employee actually receives cash payments under this Agreement or (y) Employee would have received such cash payments but for a lump sum payment being made in lieu thereof, whichever is longer, provided that (i) if cash payments to be made by the Company during the remainder of the Contract Term after the Termination Date (as defined below) are not then being made to Employee currently or (ii) if there has been a "Change in Control," as defined below, then the provisions of subsections (a) and (b) of this section shall have no further force and effect after the date that such payments stop or the date such Change of Control occurs, respectively.

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

               In the case of termination of Employee's employment during the Term of Employment, except in those circumstances covered by Sections 7(b) or (c) below, Employee shall be paid over a period commencing on the day after the last day he worked on the Company's behalf pursuant to this Agreement (the "Termination Date") and continuing (the "Continuation Period") for one-half of the remainder of the Contract Term. The amount to be paid shall be equal to the sum of (x) the total salary otherwise payable to Employee over the period which is one-half of the remainder of the Contract Term, based upon the salary being paid to the Employee immediately prior to the Termination Date, plus (y) an additional amount equal to one week's salary (at Employee's then current salary) for every year of service to the Company (rounded up to the nearest full year of service). The total of these amounts shall be referred to as the "Post Termination Payment." The Post Termination Payment shall be paid out on a twice per month basis of equal installments during the Continuation Period so that the Post Termination Payment will be paid in full to Employee by the end of the Continuation Period. Additionally, the Company shall provide at its expense for the Continuation Period such medical and dental coverage as in effect on the Termination Date. Notwithstanding the foregoing, Employee shall not receive such compensation if the Company terminates his employment for Cause. "Cause" shall be defined as (i) commission of fraud against the Company, its subsidiaries, affiliates or customers,
         (ii) willful refusal without proper legal cause, after 30 days' advance written notice from the Chairman of the Board of the Company and/or the Continuing Directors, or, after a Change in Control, from the Continuing Directors, to faithfully and diligently perform Employee's duties as directed in such notice or correct or terminate those practices as described in such notice, all within the context of a forty-hour per week schedule, or (iii) breach of Section 5 of this Agreement.

               Immediately prior to the date of termination of Employee's employment under this Agreement by either party, except in those circumstances covered by Sections 7(b) or 7(c) below, all outstanding unexercised options to purchase shares of common stock of the Company (granted on or after the date of this Agreement) held by Employee (as of the day prior to such termination) shall immediately vest or be deemed to have vested, and otherwise Employee shall retain such options with no change in the number of shares covered by such options, the date such options first become exercisable, the period over which they are exercisable, or their exercise price.

               (b) Change of Control.

                         (1) In the event Employee's employment is terminated by
                    the Company, after, by, on account of, or in connection with, a "Change of Control," as defined below, or in the event Employee resigns during the Contract Term hereunder following a "Change in Control," as defined, the Company (i) shall pay Employee on his last day of employment by the Company a lump sum equal to the total compensation which otherwise is payable to Employee for the remainder of the Contract Term, with total compensation to be based upon the salary being paid to Employee immediately prior to the Termination Date (without taking into effect any reduction in salary which may have taken place after, by, on account of, or in connection with a Change of Control), plus an additional amount equal to two weeks' of his then current salary for every year of service to the Company (rounded up to the nearest full year of service), and (ii) provide at the Company's expense for the Contract Term such medical and dental coverage as in effect on the Termination Date. Effective as of the day prior to such Change of Control, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee as of such date will immediately become 100% vested and 100% exercisable.

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

                         (3) Notwithstanding anything to the contrary in this Agreement, in the event that any payment, distribution, or other benefit provided by the Company to or for the benefit of Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), the Company shall pay to Employee an additional payment (a "Gross-up Payment") in an amount such that after payment by Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed on any Gross-up Payment, Employee retains an amount of the Gross-up Payment equal to the Excise Tax imposed upon the Payments. The Company and Employee shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Employee shall notify the Company immediately in writing of any claim by the Internal Revenue Service which, if successful, would require the Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by the Company and Employee) within fifteen days of the receipt of such claim. The Company shall notify Employee in writing at least ten days prior to the due date of any response required with respect to such claim if it plans to contest such claim. If the Company decides to contest such claim, Employee shall cooperate fully with the Company in such action; provided, however, the Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Employee harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of the Company's action. If, as a result of the Company's action with respect to a claim, Employee receives a refund of any amount paid by the Company with respect to such claim, Employee shall promptly pay such refund to the

                    Company. If the Company fails to timely notify Employee whether it will contest such claim or the Company determines not to contest such claim, then the Company shall immediately pay to Employee the portion of such claim, if any, which it has not previously paid to Employee.

                    (c) In the event of termination  due to Employee's  death or as a result of total and permanent disability (as defined in the Company's long-term disability plan, or if the Company has no long-term disability plan in effect at the time of Employee's disability, permanent disability shall have the meaning provided in Section 22(e)(3) of the Code, as used herein "Permanent Disability") during the Term of Employment, the Company shall pay to the estate of Employee or Employee, as applicable, in the year of death or the year thereafter (as designated by Employee's estate), or the day after his employment terminates by reason of Permanent Disability, a lump sum payment equal to the total compensation which otherwise is payable to Employee if he worked for one-half of the Contract Term remaining as of the date of death or the day prior to termination of employment by reason of Permanent Disability, with total compensation to be based upon the salary being paid to Employee immediately prior to the date of death or Permanent Disability, plus (ii) an amount equal to one week's salary for every year of service to the Company (rounded up to the nearest full year of service). On the date of Employee's death or Permanent Disability, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee immediately prior to such date will immediately become 100% vested and 100% exercisable by Employee's estate or by Employee, as applicable, and remain exercisable until expiration of each option under its original term.

                 (d) In the event  Employee's  employment  is  terminated  in those circumstances covered by Sections 7(a) or 7(b) above or by reason of Permanent Disability, the Company shall, for a one-year period following Employee's Termination Date, pay the scheduled premium payments (on or before their due dates) on any universal life insurance policy covering Employee's life which is in force immediately prior to the Termination Date; provided, however, that the Company shall be obligated to pay any such premiums only to the extent that, and on the same basis as, payments are made by the Company on the universal life insurance policies covering other employees of the Company with same or similar coverage.

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

         15.  Disputes.

               (a) Subject to Section 15(b) below, if a dispute arises under this Agreement related to the payment of amounts provided hereunder to be paid by the Company to Employee or the timing of such payments or their calculation, and the dispute cannot be settled through direct discussions, the Company and Employee agree that such disputes shall be resolved by submitting such disputes to mandatory binding fast-track arbitration with the American Arbitration Association in Houston, Texas. The Company will pay the actual fees and expenses of the arbitrators, and the parties shall bear equally all other expenses of such arbitration, unless the arbitrators determine that a different allocation would be more equitable. The award of the arbitrators will be the exclusive remedy of the parties for such disputes. Nothing in this Section 15(a) shall prevent either party from seeking provisional injunctive relief pending arbitration, by applying to any court of competent jurisdiction.

               (b) Section 15(a) to the contrary notwithstanding, it is expressly agreed that if based upon events which take place after, by, on account of, or in connection with, a Change of Control it becomes necessary in Employee's judgment for him to sue the Company in order to collect amounts to be paid to him under this Agreement or otherwise enforce his rights under this Agreement, then the Company will be obligated to pay both its own and Employee's legal fees in such litigation, including the obligation of the Company to pay Employee's legal fees within thirty days of receiving invoices therefor from Employee.

               (c) The jurisdiction and venue for resolution of any disputes involving this Agreement or Employee's employment by the Company shall be in the state courts of Houston, Harris County, Texas.

         16. Lump Sum Payments. If payments to be made under any portion of this Agreement provide for such payments to be made over a period of time, Employee and the Company's Board of Directors may agree for such payments to be made in a lump sum, which shall be determined by discounting the periodic payments using a discount factor of 8% per annum

         IN WITNESS WHEREOF, the parties hereto affixed their signatures hereunder as of the date first above written.

                                     SWIFT ENERGY COMPANY


                                     By:
                                        ---------------------------------------
                                            A. Earl Swift
                                            Chairman of the Board of Directors



                                     "EMPLOYEE"


                                        ---------------------------------------
                                            Victor R. Moran
                                            3419 Woodbriar Dr.
                                            Houston, Texas 77068

                                  Exhibit 10.8

                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT("Agreement") is dated this 9th day of May, 2001, by and between Swift Energy Company, a Texas corporation (the "Company"), and Donald L. Morgan.

                              W I T N E S S E T H:
                               - - - - - - - - - -

         WHEREAS, Employee is employed as Chairman and President of Swift Energy
New  Zealand  and  Executive   Vice  President  and  Director  of  Swift  Energy
International; and

         WHEREAS, the Company and Employee wish to document certain terms of employment of Employee in such capacity;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Employee hereby agree as follows:

         1. Employment and Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby agrees to employ Employee, and Employee hereby agrees to serve as Chairman and President of Swift Energy New Zealand and Executive Vice President and Director of Swift Energy International of the Company, or in such other position as is mutually acceptable to both Employee and the Company, for a period of three years commencing on the date hereof, which period shall automatically be extended for an additional year on each anniversary of this Agreement thereafter (such period, as so extended at any time, the "Contract Term") unless notice to the contrary is given not less than 60 days prior to any anniversary of this Agreement by either party to this Agreement. The period during which Employee actually works for and is employed by the Company is hereafter referred to as the "Term of Employment."

         2. Scope of Employment. During the Term of Employment, (i) Employee will serve as Chairman and President of Swift Energy New Zealand and Executive Vice President and Director of Swift Energy International with the powers and responsibilities of such position set forth in the bylaws of the Company, or in such other position as is mutually acceptable to both Employee and the Company, and Employee will perform diligently to the best of his ability those duties set forth therein and in this Agreement in a manner that promotes the interests and goodwill of the Company, (ii) the Company shall not require Employee to relocate from Houston, Texas, and (iii) the Company may assign Employee to other duties.

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

               (c) In the event of Employee's death during the Term of Employment (i) for a twelve-month period after his death the Company shall make available at its expense medical and dental insurance covering Employee's spouse and his dependents ("Dependents") who would have been covered (if the Term of Employment had continued) by the Company's medical and dental insurance policies as then in effect or in effect from time to time and (ii) thereafter for the remainder of the Contract Term such medical and dental insurance shall be provided to Employee's spouse and Dependents, with Employee's spouse (or Dependents or estate, if applicable), to reimburse the Company for the cost for comparable family coverage under the Company's medical and dental insurance policies, unless otherwise prohibited by applicable law.

         5.    Confidentiality.

               (a) Employee recognizes that the Company's business involves the handling of confidential information of both the Company and the Company's affiliates, subsidiaries, joint venture partners and industry partners, and requires a confidential relationship between them and the Company and Employee. The

         Company's business requires the fullest practical protection and confidential treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data (including engineering, geophysical, geological and computer program data) and Employee's knowledge of the Company, its affiliates, subsidiaries, joint venture partners, industry partners, customers and contractors (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Employee in the course of his employment. Accordingly, during and after termination of employment by the Company, Employee agrees: (i) to prevent the disclosure to any third party of all such Confidential Information; (ii) not to use for Employee's own benefit any of the Company's Confidential Information, and (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of employment hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Employee or any knowledge or information known to the public in general.

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

               (d) Employee and the Company acknowledge their respective execution of an agreement entitled "Inventions, Copyrights, and Confidentiality of Company or Customer Information Agreement" (the "Inventions Agreement") and hereby agree that should any provision of this Agreement conflict with any provision of the Inventions Agreement, the provisions of the Inventions Agreement shall control.

         6.    Covenant Not to Compete.

               (a) Subject to the provisions of (c) of this section, without the express prior written consent of the Conflicts of Interest Committee of the Company's Board of Directors, Employee will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company existing or contemplated as of the date he last worked on the Company's behalf pursuant to this Agreement, in those portions or areas of oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with activities that are the same as or similar to activities Employee performed on behalf of the Company; provided, however, the Company recognizes that any investment made by Employee in oil and gas properties owned by the Company which investments are made on the same terms (or terms more favorable to the Company) as those offered to unaffiliated third parties are specifically excluded from this section; and

               (b) Subject to the provisions of (c) of this section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.

               (c) Employee's obligations under (a) and (b) of this section shall continue in force during all periods of Employee's employment by the Company, and after termination of employment for that portion of the Contract Term remaining during which (x) Employee actually receives cash payments under this Agreement or (y) Employee would have received such cash payments but for a lump sum payment being made in lieu thereof, whichever is longer, provided that (i) if cash payments to be made by the Company during the remainder of the Contract Term after the Termination Date (as defined below) are not then being made to Employee currently or (ii) if there has been a "Change in Control," as defined below, then the provisions of subsections (a) and (b) of this section shall have no further force and effect after the date that such payments stop or the date such Change of Control occurs, respectively.

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

               In the case of termination of Employee's employment during the Term of Employment, except in those circumstances covered by Sections 7(b) or (c) below, Employee shall be paid over a period commencing on the day after the last day he worked on the Company's behalf pursuant to this Agreement (the "Termination Date") and continuing (the "Continuation Period") for one-half of the remainder of the Contract Term. The amount to be paid shall be equal to the sum of (x) the total salary otherwise payable to Employee over the period which is one-half of the remainder of the Contract Term, based upon the salary being paid to the Employee immediately prior to the Termination Date, plus (y) an additional amount equal to one week's salary (at Employee's then current salary) for every year of service to the Company (rounded up to the nearest full year of service). The total of these amounts shall be referred to as the "Post Termination Payment." The Post Termination Payment shall be paid out on a twice per month basis of equal installments during the Continuation Period so that the Post Termination Payment will be paid in full to Employee by the end of the Continuation Period. Additionally, the Company shall provide at its expense for the Continuation Period such medical and dental coverage as in effect on the Termination Date. Notwithstanding the foregoing, Employee shall not receive such compensation if the Company terminates his employment for Cause. "Cause" shall be defined as (i) commission of fraud against the Company, its subsidiaries, affiliates or customers,
         (ii) willful refusal without proper legal cause, after 30 days' advance written notice from the Chairman of the Board of the Company and/or the Chief Executive Officer of the Company, or, after a Change in Control, from the Continuing Directors, to faithfully and diligently perform Employee's duties as directed in such notice or correct or terminate those practices as described in such notice, all within the context of a forty-hour per week schedule, or (iii) breach of Section 5 of this Agreement.

               Immediately prior to the date of termination of Employee's employment under this Agreement by either party, except in those circumstances covered by Sections 7(b) or 7(c) below, all outstanding unexercised options to purchase shares of common stock of the Company (granted on or after the date of this Agreement) held by Employee (as of the day prior to such termination) shall immediately vest or be deemed to have vested, and otherwise Employee shall retain such options with no change in the number of shares covered by such options, the date such options first become exercisable, the period over which they are exercisable, or their exercise price.

               (b)  Change of Control.

                    (1) In the event Employee's  employment is terminated by the
               Company, after, by, on account of, or in connection with, a "Change of Control," as defined below, or in the event Employee resigns during the Contract Term hereunder following a "Change in Control," as defined, the Company (i) shall pay Employee on his last day of employment by the Company a lump sum equal to the total compensation which otherwise is payable to Employee for the remainder of the Contract Term, with total compensation to be based upon the salary being paid to Employee immediately prior to the Termination Date (without taking into effect any reduction in salary which may have taken place after, by, on account of, or in connection with a Change of Control), plus an additional amount equal to two weeks' of his then current salary for every year of service to the Company (rounded up to the nearest full year of service), and (ii) provide at the Company's expense for the Contract Term such medical and dental coverage as in effect on the Termination Date. Effective as of the day prior to such Change of Control, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee as of such date will immediately become 100% vested and 100% exercisable.

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

                    (3)  Notwithstanding   anything  to  the  contrary  in  this
               Agreement, in the event that any payment, distribution, or other benefit provided by the Company to or for the benefit of Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), the Company shall pay to Employee an additional payment (a "Gross-up Payment") in an amount such that after payment by Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed on any Gross-up Payment, Employee retains an amount of the Gross-up Payment equal to the Excise Tax imposed upon the Payments. The Company and Employee shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Employee shall notify the Company immediately in writing of any claim by the Internal Revenue Service which, if successful, would require the Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by the Company and Employee) within fifteen days of the receipt of such claim. The Company shall notify Employee in writing at least ten days prior to the due date of any response required with respect to such claim if it plans to contest such claim. If the Company decides to contest such claim, Employee shall cooperate fully with the Company in such action; provided, however, the Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Employee harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of the Company's action. If, as a result of the Company's action with respect to a claim, Employee receives a refund of any amount paid by the Company with respect to such claim, Employee shall promptly pay such refund to the Company. If the Company fails to timely notify Employee whether it will contest such claim or the Company determines not to contest such claim, then the Company shall immediately pay to Employee the portion of such claim, if any, which it has not previously paid to Employee.

               (c) In the event of termination due to Employee's death or as a result of total and permanent disability (as defined in the Company's long-term disability plan, or if the Company has no long-term disability plan in effect at the time of Employee's disability, permanent disability shall have the meaning provided in Section 22(e)(3) of the Code, as used herein "Permanent Disability") during the Term of Employment, the Company shall pay to the estate of Employee or Employee, as applicable, in the year of death or the year thereafter (as designated by Employee's estate), or the day after his employment terminates by reason of Permanent Disability, a lump sum payment equal to the total compensation which otherwise is payable to Employee if he worked for one-half of the Contract Term remaining as of the date of death or the day prior to termination of employment by reason of Permanent Disability, with total compensation to be based upon the salary being paid to Employee immediately prior to the date of death or Permanent Disability, plus (ii) an amount equal to one week's salary for every year of service to the Company (rounded up to the nearest full year of service). On the date of Employee's death or Permanent Disability, all outstanding unexercised stock options to purchase shares of common stock of the Company held by Employee immediately prior to such date will immediately become 100% vested and 100% exercisable by Employee's estate or by Employee, as applicable, and remain exercisable until expiration of each option under its original term.

               (d) In the event Employee's employment is terminated in those circumstances covered by Sections 7(a) or 7(b) above or by reason of Permanent Disability, the Company shall, for a one-year period following Employee's Termination Date, pay the scheduled premium payments (on or before their due dates) on any universal life insurance policy covering Employee's life which is in force immediately prior to the Termination Date; provided, however, that the Company shall be obligated to pay any such premiums only to the extent that, and on the same basis as, payments are made by the Company on the universal life insurance policies covering other employees of the Company with same or similar coverage.

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

         15.  Disputes.

               (a) Subject to Section 15(b) below, if a dispute arises under this Agreement related to the payment of amounts provided hereunder to be paid by the Company to Employee or the timing of such payments or their calculation, and the dispute cannot be settled through direct discussions, the Company and Employee agree that such disputes shall be resolved by submitting such disputes to mandatory binding fast-track arbitration with the American Arbitration Association in Houston, Texas. The Company will pay the actual fees and expenses of the arbitrators, and the parties shall bear equally all other expenses of such arbitration, unless the arbitrators determine that a different allocation would be more equitable. The award of the arbitrators will be the exclusive remedy of the parties for such disputes. Nothing in this Section 15(a) shall prevent either party from seeking provisional injunctive relief pending arbitration, by applying to any court of competent jurisdiction.

               (b) Section 15(a) to the contrary notwithstanding, it is expressly agreed that if based upon events which take place after, by, on account of, or in connection with, a Change of Control it becomes necessary in Employee's judgment for him to sue the Company in order to collect amounts to be paid to him under this Agreement or otherwise enforce his rights under this Agreement, then the Company will be obligated to pay both its own and Employee's legal fees in such litigation, including the obligation of the Company to pay Employee's legal fees within thirty days of receiving invoices therefor from Employee.

               (c) The jurisdiction and venue for resolution of any disputes involving this Agreement or Employee's employment by the Company shall be in the state courts of Houston, Harris County, Texas.

         16. Lump Sum Payments. If payments to be made under any portion of this Agreement provide for such payments to be made over a period of time, Employee and the Company's Board of Directors may agree for such payments to be made in a lump sum, which shall be determined by discounting the periodic payments using a discount factor of 8% per annum

         IN WITNESS WHEREOF, the parties hereto affixed their signatures hereunder as of the date first above written.

                                     SWIFT ENERGY COMPANY


                                     By:
                                        ---------------------------------------
                                            A. Earl Swift
                                            Chairman of the Board of Directors



                                     "EMPLOYEE"


                                        ---------------------------------------
                                            Donald L. Morgan
                                            23 Prism Cove Place
                                            The Woodlands, Texas 77381

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                                                     Three Months Ended
                                                                                            June 30,
                                                                            -------------------------------------
                                                                                  2001                2000
                                                                            -----------------   -----------------
        GROSS G&A                                                                  6,331,835           5,740,837
        NET G&A                                                                    1,884,231           1,147,788
        INTEREST EXPENSE                                                           2,649,748           4,065,887
        RENT EXPENSE                                                                 262,328             299,969
        NET INCOME BEFORE TAXES                                                   35,513,130          14,919,044
        CAPITALIZED INTEREST                                                       1,542,846           1,181,365
        DEPLETED CAPITALIZED INTEREST                                                 73,782              84,780


                              CALCULATED DATA
        ------------------------------------------------------------

        UNALLOCATED G&A (%)                                                           29.76%              19.99%
        NON-CAPITAL RENT EXPENSE                                                      78,064              59,974
        1/3 NON-CAPITAL RENT EXPENSE                                                  26,021              19,991
        FIXED CHARGES                                                              4,218,615           5,267,243
        EARNINGS                                                                  38,262,681          19,089,702

        RATIO OF EARNINGS TO FIXED CHARGES                                              9.07                3.62
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