Form 10-Q
period 2001-09-30
SWIFT ENERGY CO
filed 2001-11-14
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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


        Common Stock                                24,772,330 Shares
       ($.01 Par Value)                     (Outstanding at October 31, 2001)
       (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                                                       PAGE
         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  September 30, 2001 and December 31, 2000                            3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month and Nine-month periods ended
                       September 30, 2001 and 2000                                         5

                    Condensed Consolidated Statements of Stockholders' Equity
                    - September 30, 2001 and December 31, 2000                             6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Nine-month periods ended September 30, 2001 and 2000         7

                    Notes to Condensed Consolidated Financial Statements                   8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             16

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk            24

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                   None
         Item 2.    Changes in Securities and Use of Proceeds                           None
         Item 3.    Defaults Upon Senior Securities                                     None
         Item 4.    Submission of Matters to a Vote of Security Holders                 None
         Item 5.    Other                                                               None
         Item 6.    Exhibits and Reports on Form 8-K                                      25

SIGNATURES                                                                                26

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30, 2001      December 31, 2000
                                               ------------------      -----------------
                                                  (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents                   $        2,086,768      $       1,986,932
   Accounts receivable -
     Oil and gas sales                                 17,623,426             26,939,472
     Associated limited partnerships
        and joint ventures                              2,343,839              2,685,003
     Joint interest owners                             13,048,980              7,181,974
   Other current assets                                 3,261,751              3,079,498
                                               ------------------      -----------------
       Total Current Assets                            38,364,764             41,872,879
                                               ------------------      -----------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                936,552,403            753,426,124
     Unproved properties not being amortized           88,288,060             55,512,872
                                               ------------------      -----------------
                                                    1,024,840,463            808,938,996
   Furniture, fixtures, and other equipment             9,583,536              8,873,266
                                               ------------------      -----------------
                                                    1,034,423,999            817,812,262
   Less-Accumulated depreciation, depletion,
        and amortization                             (333,608,594)          (290,725,112)
                                               ------------------      -----------------
                                                      700,815,405            527,087,150
                                               ------------------      -----------------
 Other Assets:
   Deferred charges                                     3,142,156              3,426,972
                                               ------------------      -----------------
                                                        3,142,156              3,426,972
                                               ------------------      -----------------

                                               $      742,322,325      $     572,387,001
                                               ==================      ===== ===========

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30, 2001            December 31, 2000
                                                      -----------------------    -------------------------
                                                             (Unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued liabilities           $            37,982,913    $              54,977,397
   Payable to associated limited partnerships                         712,913                    1,291,787
   Undistributed oil and gas revenues                               8,985,326                    8,055,587
                                                      -----------------------    -------------------------
       Total Current Liabilities                                   47,681,152                   64,324,771
                                                      -----------------------    -------------------------

 Long-Term Debt                                                   250,479,646                  134,729,485
 Deferred Income Taxes                                             65,184,052                   41,178,590

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                  ---                          ---
   Common stock, $.01 par value, 85,000,000 and
     35,000,000 shares authorized, 25,611,364 and
     25,452,148 shares issued, and 24,772,330 and
     24,608,344 shares outstanding, respectively                      256,114                      254,521
   Additional paid-in capital                                     295,430,221                  293,396,723
   Treasury stock held, at cost, 839,034 and 843,804
     shares, respectively                                         (12,032,791)                 (12,101,199)
   Retained earnings                                               95,323,931                   50,604,110
                                                      -----------------------    -------------------------
                                                                  378,977,475                  332,154,155
                                                      -----------------------    -------------------------

                                                      $           742,322,325    $             572,387,001
                                                      =======================    =========================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three months ended                    Nine months ended
                                               ------------------------------      --------------------------------
                                                  09/30/01        09/30/00            09/30/01         09/30/00
                                               --------------   -------------      ---------------  ---------------
Revenues:
  Oil and gas sales                            $   39,346,270   $  48,716,637      $   153,154,895  $   131,403,301
  Fees from limited partnerships
    and joint ventures                                 19,196         138,487              212,184          257,653
  Interest income                                      15,935         445,396               39,788        1,084,038
  Price-risk management and other, net              1,863,182         224,646            2,532,995          655,194
                                               --------------   -------------      ---------------  ---------------
                                                   41,244,583      49,525,166          155,939,862      133,400,186
                                               --------------   -------------      ---------------  ---------------

Costs and Expenses:
  General and administrative, net                   2,099,533       1,649,354            5,991,518        4,256,879
  Depreciation, depletion and amortization         14,857,858      11,589,279           42,963,556       34,610,907
  Oil and gas production                            9,285,213       7,568,686           27,222,789       20,600,827
  Interest expense, net                             3,394,416       3,969,684            9,232,406       12,046,008
                                               --------------   -------------      ---------------  ---------------
                                                   29,637,020      24,777,003           85,410,269       71,514,621
                                               --------------   -------------      ---------------  ---------------

Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle         11,607,563      24,748,163           70,529,593       61,885,565

Provision for Income Taxes                          4,187,473       8,915,815           25,416,904       22,250,115
                                               --------------   -------------      ---------------  ---------------

Income Before Cumulative Effect of Change
  in Accounting Principle                           7,420,090      15,832,348           45,112,689       39,635,450

Cumulative Effect of Change in Accounting
  Principle (net of taxes)                                ---             ---              392,868              ---
                                               --------------   -------------      ---------------  ---------------
Net Income                                     $    7,420,090   $  15,832,348      $    44,719,821  $    39,635,450
                                               ==============   =============      ===============  ===============

Per share amounts -
  Basic:   Income Before Cumulative Effect of
             Change in Accounting Principle    $         0.30   $        0.74      $          1.83  $          1.88
           Cumulative Effect of Change in
             Accounting Principle                         ---             ---                 0.02              ---
                                               --------------   -------------      ---------------  ---------------
           Net Income                          $         0.30   $        0.74      $          1.81  $          1.88
                                               ==============   =============      ===============  ===============

  Diluted: Income Before Cumulative Effect of
             Change in Accounting Principle    $         0.29   $        0.66      $          1.77  $          1.71
           Cumulative Effect of Change in
             Accounting Principle                         ---             ---                 0.02              ---
                                               --------------   -------------      ---------------  ---------------
           Net Income                          $         0.29   $        0.66      $          1.75  $          1.71
                                               ==============   =============      ===============  ===============

Weighted Average Shares Outstanding                24,760,352      21,347,883          24,716,411        21,068,015
                                               ==============   =============      ===============  ===============

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Additional
                                          Common          Paid-In          Treasury           Retained
                                          Stock(1)        Capital            Stock            Earnings            Total
                                        -----------    --------------   ---------------   ----------------   ---------------
 Balance, December 31, 1999             $   216,832    $  191,092,851   $   (12,325,668)  $     (8,579,898)  $   170,404,117
    Stock issued for benefit plans
        (46,632 shares)                         310           297,060           224,469                ---           521,839
    Stock options exercised
        (543,450 shares)                      5,434         4,316,446               ---                ---         4,321,880
    Employee stock purchase plan
        (29,889 shares)                         299           297,414               ---                ---           297,713
    Subordinated notes conversion
        (3,164,644 shares)                   31,646        97,392,952               ---                ---        97,424,598
    Net income                                  ---               ---               ---         59,184,008        59,184,008
                                        -----------    --------------   ---------------   ----------------   ---------------

 Balance, December 31, 2000             $   254,521    $  293,396,723    $  (12,101,199)  $     50,604,110   $   332,154,155
                                        ===========    ==============   ===============   ================   ===============

    Stock issued for benefit plans
        (11,945 shares)(2)                       72           354,973            68,408                ---           423,453
    Stock options exercised
        (129,681 shares)(2)                   1,297         1,200,035               ---                ---         1,201,332
    Employee stock purchase plan
        (22,360 shares)(2)                      224           478,490               ---                ---           478,714
    Net income (2)                              ---               ---               ---         44,719,821        44,719,821
                                        -----------    --------------   ---------------   ----------------   ---------------

 Balance, September 30, 2001 (2)        $   256,114    $  295,430,221    $  (12,032,791)  $     95,323,931   $   378,977,475
                                        ===========    ==============    ==============   ================   ===============

 (1) $.01 Par Value
 (2) Unaudited


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Period Ended September 30,
                                                                     ------------------------------------------------
                                                                              2001                       2000
                                                                     ---------------------       --------------------
Cash Flows From Operating Activities:
  Net income                                                         $          44,719,821       $         39,635,450
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                   42,963,556                 34,610,907
    Deferred income taxes                                                       24,466,717                 21,679,373
    Deferred revenue amortization related to production payment                        ---                   (543,876)
    Other                                                                         (440,079)                   615,590
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable                                13,248,588                 (8,411,707)
      Increase (decrease) in accounts payable and accrued
        liabilities, excluding income taxes payable                             (2,934,545)                   249,650
      Decrease in income taxes payable                                            (211,983)                       ---
                                                                     ---------------------       --------------------

        Net Cash Provided by Operating Activities                              121,812,075                 87,835,387
                                                                     ---------------------       --------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                         (217,959,614)              (102,121,338)
  Proceeds from the sale of property and equipment                               2,939,521                  3,378,234
  Net cash received (distributed) as operator of
    oil and gas properties                                                     (24,115,980)                19,485,168
  Net cash received (distributed) as operator of partnerships
    and joint ventures                                                             341,164                 (1,866,294)
  Other                                                                            (80,074)                   (11,478)
                                                                     ---------------------       --------------------

        Net Cash Used in Investing Activities                                 (238,874,983)               (81,135,708)
                                                                     ---------------------       --------------------

Cash Flows From Financing Activities:
  Net proceeds from bank borrowings                                            115,700,000                        ---
  Net proceeds from issuances of common stock                                    1,462,744                  2,927,427
                                                                     ---------------------       --------------------

        Net Cash Provided by Financing Activities                              117,162,744                  2,927,427
                                                                     ---------------------       --------------------

Net Increase in Cash and Cash Equivalents                                           99,836                  9,627,106

Cash and Cash Equivalents at Beginning of Period                                 1,986,932                 22,685,648
                                                                     ---------------------       --------------------

Cash and Cash Equivalents at End of Period                           $           2,086,768       $         32,312,754
                                                                     =====================       ====================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized                                                        $          12,157,044       $         12,729,897
Cash paid during period for income taxes                             $             235,564       $                ---

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


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

         New Zealand. Because of the delineation of our 1999 Rimu discovery with successful wells drilled in 2000, proved reserves were recognized in New Zealand as of December 31, 2000. Commencing in the fourth quarter of 2000, at the end of each quarterly reporting period a separate calculation of the Ceiling Test is made for New Zealand in the same manner as the calculation for domestic properties as described above. Given the commencement of production in New Zealand during the first nine months of 2001, the provision for depreciation, depletion, and amortization of oil and gas properties pertaining to the first nine months of 2001 has been calculated on the unit-of-production method.

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


      Earnings Per Share

         Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods. The calculation of diluted earnings per share ("Diluted EPS") for the 2000 period assumed conversion of our Convertible Notes as of the beginning of 2000, which conversion actually occurred in December 2000, and the elimination of the related after-tax interest expense. Diluted EPS for all periods also assumes, as of the beginning of the period, exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three-month and nine-month periods ended September 30, 2001 and 2000:


                                                                 Three Months Ended September 30,
                                           ----------------------------------------------------------------------------------
                                                            2001                                       2000
                                           ---------------------------------------   ----------------------------------------
                                                Net                     Per Share         Net                      Per Share
                                               Income       Shares        Amount         Income       Shares         Amount
                                           ------------- ------------  -----------   -------------- ------------  -----------
      Basic EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Share  Amounts         7,420,090   24,760,352  $       .30   $   15,832,348   21,347,883  $       .74
      Dilutive Securities:
        6.25% Convertible Notes                      ---          ---                     1,214,904    3,646,847
        Stock Options                                ---      699,759                           ---      817,361
                                           ------------- ------------                -------------- ------------
      Diluted EPS:
       Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Assumed Share
          Conversions                          7,420,090   25,460,111  $       .29   $   17,047,252   25,812,091  $       .66
                                           ------------- ------------                -------------- ------------


                                                                    Nine Months Ended September 30,
                                           ----------------------------------------------------------------------------------
                                                            2001                                       2000
                                           ---------------------------------------   ----------------------------------------
                                                Net                     Per Share         Net                     Per Share
                                               Income       Shares        Amount         Income       Shares        Amount
                                           ------------- ------------  -----------   -------------- ------------  -----------
      Basic EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Share Amounts         45,112,689   24,716,411  $      1.83   $   39,635,450   21,068,015  $      1.88

      Dilutive Securities:
        6.25% Convertible Notes                      ---          ---                     3,646,962    3,646,847
        Stock Options                                ---      771,557                           ---      648,323
                                           ------------- ------------                -------------- ------------
      Diluted EPS:
       Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Assumed Share
          Conversions                         45,112,689   25,487,968  $      1.77   $   43,282,412   25,363,185  $      1.71
                                           ------------- ------------                -------------- ------------

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


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

         We have a risk management policy to use derivative instruments, mainly the purchase of protection price floors, to protect against declines in oil and gas prices. Such derivatives qualify for cash flow hedge accounting under SFAS No.133, as amended. We did not elect to designate our open contracts at December 31, 2000 and September 30, 2001, for special hedge accounting treatment and instead are using mark-to-market accounting treatment. We adopted SFAS No. 133 effective January 1, 2001. Accordingly, we marked our open contracts at December 31, 2000 to fair value at that date resulting in a one-time net of taxes charge of $392,868 which is recorded as a Cumulative Effect of Change in Accounting Principle. During the first nine months of 2001 we recognized net gains of $1,924,931 relating to our derivative activities, of which $775,056 was unrealized. This activity is recorded in Price Risk Management and Other, net on the accompanying statements of income.

         At September 30, 2001, we had open price floor contracts covering notional volumes of 3.0 million MMBtu of natural gas and 0.4 million barrels of crude oil. Natural gas price floor contracts relate to the NYMEX contract months of November and December 2001, at an average price of $2.45 per MMBtu. Crude oil price floor contracts relate to the NYMEX contract months of November and December 2001, at an average price of $21.00 per barrel. The fair value of our open price floor contracts at September 30, 2001 totaled $1,015,628 and is included in Other Current Assets on the accompanying balance sheet.

      New Accounting Principle

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and expects to adopt the statement January 1, 2003.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


(3)   LONG-TERM DEBT

         Our long-term debt as of September 30, 2001 and December 31, 2000, is as follows (in thousands):

                                    September 30,              December 31,
                                        2001                       2000
                                 ------------------        -------------------
          Bank Borrowings        $          126,300        $            10,600
          Senior Notes                      124,180                    124,129
                                 ------------------        -------------------
               Long-Term debt    $          250,480        $           134,729
                                 ------------------        -------------------

      Bank Borrowings

         Under our $250.0 million credit facility with a syndicate of seven banks, at September 30, 2001 we had outstanding borrowings of $126.3 million and at year-end 2000 outstanding borrowings of $10.6 million. At September 30, 2001, the credit facility consisted of a $250.0 million secured revolving line of credit with a $200 million borrowing base. The interest rate is either (a) the lead bank's prime rate (6.00% at September 30, 2001) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Of the $126.3 million borrowed at September 30, 2001, $30.0 million was borrowed at the LIBOR rate plus applicable margin that equaled 4.96% at September 30, 2001.

         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The borrowing base is re-determined at least every six months and was reconfirmed in September 2001 with the same $200 million borrowing base. Effective September 28, 2001, the credit facility was extended until October 1, 2005. The credit facility syndicate was expanded to nine banks in October 2001.

      Senior Notes

         Our Senior Notes at September 30, 2001, consist of $125,000,000 of 10.25% Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on February 1 and August 1. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. In addition, prior to August 1, 2002, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 110.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


(4)   STOCKHOLDERS' EQUITY

         In December 2000, the holders of approximately $100.0 million of our Convertible Notes converted such notes into 3,164,644 shares of our common stock, which resulted in an increase in our stockholders' equity of approximately $97.4 million.

(5)   NEW ZEALAND ACTIVITIES


         Swift Operated Permits. In 1996 we were issued two petroleum exploration permits in New Zealand. After a 1998 surrender of a portion of our permit acreage while combining the two permits and a 1999 expansion of the permit acreage, our permit 38719 covered approximately 100,700 acres in the Taranaki Basin of New Zealand's North Island as of June 30, 2001, with all but 12,800 acres onshore. We have a 90% working interest in this permit and have fulfilled all current obligations. The initial five year term of the permit ended on August 12, 2001, however, under the terms of the Crown Minerals Act of 1991, we have extended our petroleum exploration permit an additional five years, by relinquishing 50% of the acreage within the permit. We have chosen to relinquish acreage on the western and eastern portions of our permit which we feel is not prospective. The acreage that we retain includes all the acreage we feel is prospective and includes our Rimu and Kauri areas as well as our Tawa and Matai prospects.

         In late 1999, we completed our first exploratory well, the Rimu-A1, and a production test was performed. During the second half of 2000, we drilled and successfully tested two delineation wells, the Rimu-B1 and the Rimu-B2. In 2001, we have drilled and tested two more Rimu delineation wells, the Rimu-A2 and Rimu-A3. The Rimu-B3 well is currently drilling. Initially missing its target of the upper Tariki sands, this well did encounter hydrocarbon shows in some shallow Urenui sands as well as deeper Eocene sands. The Rimu-B3 well is being sidetracked to target the upper and lower Tariki sands. We also drilled the Kauri-A1 exploratory well and have encountered and set production casing over the Manutahi sand, the Kauri sands, the Upper Tariki sand and the Upper Rimu limestone. Initial testing of the Kauri-A1 well in the upper Tariki sand has been completed and testing of the Kauri sands will begin. The Kauri-A2 well was drilled and tested hydrocarbons in the shallow Manutahi sand. Additional testing of this well is continuing. Preparations are underway to implement sand control measures and install artificial lift equipment to allow for additional testing. Currently, the Rimu-A1, A2, A3, Rimu-B1 and B2 wells are shut in awaiting the completion of the production and gas processing facilities.

         Construction continues on the production and gas processing facilities, which are initially designed to handle 3,500 barrels of oil per day and 10 million cubic feet of processed natural gas per day. The facility is expected to be operational during the first quarter of next year. We recently entered into an agreement with Genesis Power Limited (Genesis), a New Zealand state-owned enterprise, for the sale to Genesis of 40 petajoules (approximately 38 billion cubic feet) of natural gas over a 10 year period. Natural gas deliveries from our Rimu discovery will begin under this contract once the production and gas processing facilities are completed. During the first nine months of 2001 we produced and sold 81,957 barrels of oil from our New Zealand properties while we conducted production testing at the Rimu A and B pads.

         In 2000, we entered into an agreement with Fletcher Challenge Energy Limited whereby we would earn a 25% participating interest in petroleum exploration permit 38730

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


      containing approximately 48,900 acres. In May 2001, Fletcher relinquished their interest in the permit, and we then assumed 100% working interest in such permit by means of committing to an acceptable work plan. Such plan requires us to acquire a minimum of 30 kilometers of new 2D seismic data, which was shot and is being processed, and then by February 15, 2002 commit to drill a well or surrender the permit.

         Non-Operated Permits. In 1998, we entered into agreements for a 25% working interest in an exploration permit, permit 38712, held by Marabella Enterprises Ltd., a subsidiary of Bligh Oil & Minerals, an Australian company, and a 7.5% working interest held by Antrim Oil and Gas Limited, a Canadian company in a second permit, permit 38716, operated by Marabella. In turn, Bligh and Antrim each became 5% working interest owners in our permit 38719. Unsuccessful exploratory wells were drilled on these two permits, and we charged $400,000 against earnings in 1998 and $290,000 in 1999. All of the acreage in permit 38712 was surrendered in 2000. The exploratory well on permit 38716 has been temporarily abandoned pending further evaluation. It is currently anticipated that this well will be re-entered and sidetracked to target a location to the west of the initial well. A five year extension was granted on permit 38716 in 2001 upon the surrender of 50% of the acreage.

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

         Costs Incurred. As of September 30, 2001, our investment in New Zealand totaled approximately $65.5 million. Approximately $34.7 million of our investment costs have been included in the proved properties portion of our oil and gas properties and $30.8 million is included as unproved properties.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


(6)   SEGMENT INFORMATION

         Below is a summary of financial information by geographic area. No comparable information is presented for 2000 as we did not have oil and gas production in New Zealand during 2000.


                                                          Domestic            New Zealand              Total
                                                     ------------------   --------------------   -----------------
Three months ended September 30, 2001:

Oil and gas sales                                    $       38,387,134   $            959,136   $      39,346,270

Costs and Expenses:
  Depreciation, depletion and amortization                   14,752,588                105,270          14,857,858
  Oil and gas production                                      9,120,581                164,632           9,285,213
                                                     ------------------   --------------------   -----------------

Income from Oil and Gas Operations                   $       14,513,965   $            689,234   $      15,203,199
                                                     ------------------   --------------------   -----------------



                                                          Domestic            New Zealand              Total
                                                     ------------------   --------------------   -----------------

Nine months ended September 30, 2001:

Oil and gas sales                                    $      151,374,366   $          1,780,529   $     153,154,895

Costs and Expenses:
  Depreciation, depletion and amortization                   42,793,426                170,130          42,963,556
  Oil and gas production                                     26,990,106                232,683          27,222,789
                                                     ------------------   --------------------   -----------------

Income from Oil and Gas Operations                   $       81,590,834   $          1,377,716   $      82,968,550
                                                     ------------------   -------------------    -----------------

Property, Plant and Equipment, net                   $      635,708,774   $         65,106,631   $     700,815,405
                                                     ------------------   --------------------   -----------------

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

      LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 2001, we principally relied upon our internally generated cash flows of $121.8 million and bank borrowings of $115.7 million to fund capital expenditures of $218.0 million.

         During 2000, we primarily relied upon internally generated cash flows of $128.2 million to fund capital expenditures of $173.3 million, plus use of a portion of the remaining net proceeds from our third quarter 1999 issuance of Senior Notes and common stock.

         Net Cash Provided by Operating Activities. For the first nine months of 2001, net cash provided by our operating activities was $121.8 million, representing a 39% increase as compared to $87.8 million during the first nine months of 2000. The $34.0 million increase was primarily due to $21.8 million of additional oil and gas sales during the 2001 period resulting from higher commodity prices and production volumes, a $2.8 million decrease in interest expense due to conversion of our Convertible Notes to common stock, and a decrease in operating receivable balances. However, these increases were slightly offset by a $6.6 million increase in oil and gas production costs, a $1.7 million increase in general and administrative expenses and a decrease in accounts payable.

         Existing Credit Facility. We had $10.6 million in outstanding borrowings under our credit facility at December 31, 2000, and $126.3 million as of September 30, 2001. At September 30, 2001, our credit facility consisted of a $250.0 million revolving line of credit with a $200.0 million borrowing base. The borrowing base is re-determined at least every six months. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. At September 30, 2001 we were in compliance with the provisions of this agreement.

         Debt Maturities. Our credit facility extends until October 1, 2005. Our $125.0 million senior notes mature August 1, 2009.

         Working Capital. Our working capital increased from a working capital deficit of $22.5 million at December 31, 2000, to a working capital deficit of $9.3 million at September 30, 2001. This was primarily caused by a reduction in accounts payable.

         Capital Expenditures. During the first nine months of 2001, we used $218.0 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Domestic Activities:

         o  $121.1 million for drilling costs, both development and exploratory;

         o $42.8 million of producing property acquisitions comprised of approximately $34.9 million on the Lake Washington acquisition and approximately $7.6 for the purchase of additional interests in properties we operate from partnerships managed by us;

         o $21.3 million of domestic prospect costs, principally prospect leasehold, seismic and geological costs of unproved prospects;

         o  $0.3 million on property, plant and equipment; and

         o $0.4 million spent primarily for computer equipment, software, furniture and fixtures.


         New Zealand Activities:

         o  $17.9 million for drilling costs, both development and exploratory;

         o  $10.4 million for the construction of production facilities;

         o $3.5 million on prospect costs, principally seismic and geological costs; and

         o  $0.3 million for fixed assets.


         In the fourth quarter of 2001, we expect to make capital expenditures of approximately $20.0 to $30.0 million, including investments in all areas in which investments were made during the first nine months of the year as described above.

         We drilled or participated in drilling 41 domestic wells in the first nine months of 2001. Thirty-two were development wells, all of which were successful. Nine exploratory wells were drilled, with five successful wells. In New Zealand the Kauri-A1 and A2 completed drilling and are in the testing stage, while the Rimu-B3 continues drilling. For the remaining three months of 2001 we anticipate drilling or participating in the drilling of an additional eight domestic wells, made up of four development wells and four exploratory wells. In New Zealand, we plan to drill two additional wells during the remainder of 2001. We currently estimate total capital expenditures for 2001 to be between $235.0 to $245.0 million, an increase from 2000 capital expenditures of $173.0 million. We anticipate that last quarter 2001 internally generated cash flows and a limited amount of bank debt if needed, will be sufficient to finance our currently budgeted remaining 2001 capital expenditures. Although our budget for 2002 has not been finalized, and is dependant on commodity pricing, more emphasis will be on drilling in emerging growth areas than in our existing core areas. Emerging growth areas include Lake Washington, Garcia Ranch and New Zealand.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      RESULTS OF OPERATIONS - Three Months Ended September 30, 2001 and 2000

         Revenues. Our revenues decreased 17% to $41.2 million during the third quarter of 2001 as compared to revenues of $49.5 million for the same period in 2000. This decrease was primarily from reductions in our oil and gas sales that resulted from the 33% decrease in gas prices received, the 23% decrease in oil prices received, offset somewhat by the effect of increases in production.

         Oil and Gas Sales. Our oil and gas sales decreased 19% to $39.3 million in the third quarter of 2001, compared to $48.7 million for the comparable period in 2000. Our natural gas production decreased 2%, while our oil production increased 38%, resulting in an 11% or 1.2 Bcfe increase in equivalent volumes produced compared to production in the same period in 2000. Our average price on a Mcfe basis decreased 27% comparing the two periods.

         This $9.4 million decrease in oil and gas sales during the third quarter of 2001 resulted from price and volume variances. The components of our sales decrease were:

         o Price variances, which led to a decrease in sales of $15.5 million, with $9.9 million of the decrease coming from the 33% decrease in average gas prices received, and $5.6 million of the decrease due to the 23% lower average oil price received; and

         o Volume variances, which had a $6.1 million favorable impact on sales, with a $6.8 million increase coming from the 222 MBbl increase in oil sales volumes, offset somewhat by a decrease of $0.7 million from the 0.2 Bcfe decrease in gas sales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our core areas and on a total basis for the third quarter periods of 2001 and 2000. Natural gas accounted for 58% of total production volumes during the third quarter 2001 as compared to 66% in 2000.

                                                   Three Months Ended September 30,
                                                   --------------------------------
           Area                      Revenues (In Millions)          Net Sales Volumes (Bcfe)
           ----                      ----------------------          ------------------------
                                      2001           2000              2001             2000
                                      ----           ----              ----             ----
       AWP Olmos                     $ 10.3        $ 15.7               3.5              3.6
       Brookeland                    $  6.7        $  4.8               1.8              1.1
       Giddings                      $  1.8        $  3.4               0.7              0.7
       Masters Creek                 $ 14.9        $ 22.9               3.9              4.6
       Other                         $  4.6        $  1.9               1.5              0.5
                                  ---------     ---------         ---------          -------
         Total Domestic              $ 38.3        $ 48.7              11.4             10.5
       New Zealand                   $  1.0           ---               0.3              ---
                                  ---------     ---------         ---------          -------
         Total                       $ 39.3        $ 48.7              11.7             10.5

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Our drilling efforts have yielded production gains in Brookeland and stabilized production in AWP Olmos, but have not kept up with the decline rate in Masters Creek. Acquisition and drilling activity has increased production in the "other" category. Giddings production has remained relatively flat. Despite drilling activities in Masters Creek, production has declined from prior year levels. Wells drilled in Masters Creek in 2000 were not as prolific as previously drilled wells and experienced significant initial declines from their starting production rates. We have changed our drilling and mud procedures in response to these wells and have had better results during the first nine months of 2001, as evidenced by production increases from first and second quarter levels. Our drilling activities have also been hampered somewhat by timing in the first two quarters of 2001, as service sector manpower was stretched, and we experienced longer drilling cycles than in the past.

         The following table provides additional information regarding our oil and gas sales:

                                                       Net Sales Volume                Average Sales Price
                                                       ----------------                -------------------
                                               Oil          Gas         Combined        Oil           Gas
                                              (MBbl)       (Bcf)         (Bcfe)        (Bbl)         (Mcf)
                                            ----------  -----------  -------------  ----------   ------------
      2000
      ----
      Three Months Ended September 30:
         Domestic                                  591          6.9           10.5      $30.68          $4.39
         New Zealand                               ---          ---            ---         ---            ---
                                            ----------  -----------  -------------  ----------   ------------
             Total                                 591          6.9           10.5      $30.68          $4.39

      2001
      ----
      Three Months Ended September 30:
         Domestic                                  767          6.8           11.4      $23.94          $2.94
         New Zealand                                46          ---            0.3      $20.70            ---
                                            ----------- -----------  -------------  ----------   ------------
             Total                                 813          6.8           11.7      $23.76          $2.94

         Costs and Expenses. Our general and administrative expenses for the third quarter of 2001 increased $450,000, or 27%, when compared to the same period in 2000. Our general and administrative expenses per Mcfe produced also increased $0.02 per Mcfe, or 13% during the third quarter of 2001. Such increases are reflective of additional staffing costs and franchise taxes as our activities increased.

         Depreciation, depletion and amortization (DD&A) of our assets, increased approximately $3.3 million, or 28%, for the third quarter of 2001. This was primarily due to the 11% increase in production volumes as well as additions to our reserves and increased associated costs in this three month period. Our DD&A rate per Mcfe of production increased to $1.27 per Mcfe in the third quarter of 2001 from $1.10 per Mcfe in the same 2000 period.

         Our production costs increased by $1.7 million, or 23%, to $0.79 per Mcfe in the third quarter of 2001 from $0.72 per Mcfe in the same 2000 period. Of the $1.7 million increase, $0.3 million related to the increase in severance and ad valorem taxes. Severance taxes increased primarily from the expiration of certain specific well severance tax exemptions.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      The remainder of the $1.7 million increase reflects costs associated with new wells drilled and acquired, and the related increase in costs in procuring such services in an environment where demand for such services has increased from the same 2000 period.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was eliminated in 2001 as this debt was converted to equity and extinguished in December 2000, while in the third quarter of 2000 it totaled $1.9 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.7 million in the third quarter of 2001, compared to $0.1 million in the same 2000 period due to an increase in bank borrowings to partly fund capital expenditures in the 2001 period. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, was the same in the third quarter of 2001 and 2000, totaling $3.3 million in each period. Thus, total interest charges for the third quarter of 2001 were $5.0 million, of which $1.6 million was capitalized, compared to the 2000 total of $5.3 million, of which $1.3 million was capitalized. The decrease in interest expense in 2001 is attributable to the conversion and extinguishment of our convertible notes in December 2000, the increase in capitalized interest, offset somewhat by the increase in interest on the credit facility. The capitalized portion of interest is related to our exploration and foreign business development activities.

         Net Income. Our net income for the third quarter of 2001 of $7.4 million was 53% lower than net income of $15.8 million in the third quarter of 2000. This decrease primarily reflected the effect of the reduction in oil and gas sales received in the 2001 period, as discussed above. Basic EPS of $0.30 for the third quarter of 2001 was 60% lower than Basic EPS of $0.74 in the 2000 period. The decrease in Basic EPS, as compared to the decrease in net income, resulted from the conversion of our convertible notes into 3.2 million shares of common stock in December 2000.




      RESULTS OF OPERATIONS - Nine Months Ended September 30, 2001 and 2000

         Revenues. Our revenues increased 17% to $155.9 million during the first nine months of 2001, as compared to revenues of $133.4 million for the same period in 2000. This increase was primarily from growth in our oil and gas sales that resulted from the 27% increase in gas prices received, plus the effect of an increase in production, offset to a minor degree by the 10% decrease in oil prices received.

         Oil and Gas Sales. Our oil and gas sales increased 17% to $153.2 million in the first nine months of 2001, compared to $131.4 million for the comparable period in 2000. Our natural gas production increased 1%, while our oil production increased 11%, resulting in a 4% or 1.4 Bcfe increase in equivalent volumes produced compared to production in the same period in 2000. Our average price on a Mcfe basis increased 12% comparing the two periods.

         This $21.8 million increase in oil and gas sales during the first nine months of 2001 resulted from price and volume variances. The components of our sales increase were:

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED



         o Price variances, which led to an increase in sales of $15.1 million, with $21.1 million of the increase coming from the 27% increase in average gas prices received, offset by a $6.0 million decrease due to 10% lower average oil prices received; and

         o Volume variances, which had a $6.7 million favorable impact on sales, with $6.1 million of the increase coming from the 213 MBbl increase in oil sales volumes, and $0.6 million from the 0.2 Bcfe increase in gas ales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our core areas and on a total basis for the nine month periods of 2001 and 2000. Natural gas accounted for 62% of total production volumes during the first nine months of 2001 as compared to 64% in 2000. Production trends by area track those trends experienced in the third quarter as discussed above.

                                                               Nine Months Ended September 30,
                                                               --------------------------------
           Area                                   Revenues (In Millions)             Net Sales Volumes (Bcfe)
           ----                                   ----------------------             -----------------------
                                                  2001              2000               2001             2000
                                                  ----              ----               ----             ----
       AWP Olmos                               $  48.9           $  37.4               10.0             10.1
       Brookeland                              $  22.0           $  13.5                4.9              3.2
       Giddings                                $   8.1           $   8.8                1.9              2.3
       Masters Creek                           $  51.9           $  66.9               11.2             14.8
       Other                                   $  20.5           $   4.8                4.8              1.4
                                  --------------------  ------------------  ---------------- ---------------
             Total Domestic                    $ 151.4           $ 131.4               32.8             31.8
       New Zealand                             $   1.8               ---                0.5              ---
                                  --------------------  ------------------  ----------------- --------------
            Total                              $ 153.2           $ 131.4               33.3             31.8

         The following table provides additional information regarding our oil and gas sales:

                                                        Net Sales Volume                   Average Sales Price
                                                        ----------------                   -------------------
                                              Oil            Gas           Combined         Oil         Gas
                                             (MBbl)         (Bcf)           (Bcfe)         (Bbl)        (Mcf)
                                          ------------  -------------  ---------------  ----------  -----------
   2000
   ----
   Nine Months Ended September 30:
        Domestic                                 1,894           20.5             31.8      $28.46        $3.78
        New Zealand                                ---            ---              ---         ---          ---
                                          ------------  -------------  ---------------  ----------  -----------
              Total                              1,894           20.5             31.8      $28.46        $3.78

   2001
   ----
   Nine Months Ended September 30:
        Domestic                                 2,025           20.6             32.8      $25.78        $4.81
        New Zealand                                 82            ---              0.5      $21.73          ---
                                          ------------  -------------  ---------------  ----------  -----------
              Total                              2,107           20.6             33.3      $25.62        $4.81

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Costs and Expenses. Our general and administrative expenses for the first nine months of 2001 increased $1,735,000, or 41%, when compared to the same period in 2000. Our general and administrative expenses per Mcfe produced also increased $0.05 per Mcfe, or 38% during the first nine months of 2001. Such increases are reflective of additional staffing costs and franchise taxes as our activities increased.

         DD&A on our assets increased approximately $8.4 million, or 24%, for the first nine months of 2001. This was primarily due to additions to our reserves and increased associated costs in this period. Our DD&A rate per Mcfe of production increased to $1.29 per Mcfe in the first nine months of 2001 from $1.09 per Mcfe in the same 2000 period.

         Our production costs increased by $6.6 million, or 32%, to $0.82 per Mcfe in the first nine months of 2001 from $0.65 per Mcfe in the same 2000 period. Of the $6.6 million increase, $1.6 million related to the increase in severance and ad valorem taxes, which are commodity price sensitive. Severance taxes increased primarily from the higher gas prices received and from the expiration of certain specific well severance tax exemptions. The remainder of the $6.6 million increase reflects costs associated with new wells drilled and acquired, and the related increase in costs in procuring such services in an environment where demand for such services has increased from the same 2000 period.

         Interest expense on our convertible notes due 2006, including amortization of debt issuance costs, was eliminated in 2001 as this debt was converted to equity and extinguished in December 2000, while in the first nine months of 2000 it totaled $5.7 million. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $4.1 million in the first nine months of 2001, compared to $0.4 million in the same 2000 period due to an increase in bank borrowings to partly fund capital expenditures in the 2001 period. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, was the same in the first nine months of 2001 and 2000, totaling $9.8 million in each period. Thus, total interest charges for the first nine months of 2001 were $13.9 million, of which $4.7 million was capitalized, compared to the 2000 total of $15.9 million, of which $3.9 million was capitalized. The decrease in interest expense in 2001 is attributable to the conversion and extinguishment of our convertible notes in December 2000, the increase in capitalized interest, offset somewhat by the increase in interest on the credit facility. The capitalized portion of interest is related to our exploration and foreign business development activities.

         Net Income. Our net income for the first nine months of 2001 was $44.7 million, which was 13% higher than net income of $39.6 million in the 2000 period. This increase primarily reflected the effect of the increased oil and gas sales received in the 2001 period, as discussed above. Basic EPS of $1.81 was 4% lower than Basis EPS of $1.88 in the 2000 period. The decrease in Basic EPS resulted from the conversion of our convertible notes into 3.2 million shares of common stock in December 2000.


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

         o Price Floors - During the first nine months of 2001 we recognized net gains of $1,924,931 relating to our derivative activities, of which $775,056 was unrealized. This activity is recorded in Price Risk Management and Other, net on the accompanying statements of income. At September 30, 2001, we had open price floor contracts covering notional volumes of 3.0 million MMBtu of natural gas and
            0.4 million barrels of crude oil. Natural gas price floor contracts relate to the NYMEX contract months of November and December 2001, at an average price of $2.45 per MMBtu. Crude oil price floor contracts relate to the NYMEX contract months of November and December 2001, at an average price of $21.00 per barrel. The fair value of our open price floor contracts at September 30, 2001 totaled $1,015,628 and is included in the Other Current Assets account on the accompanying balance sheet. As of October 31, 2001, the fair market value of our price floor contracts had declined by approximately $710,000, and accordingly we currently have recognized a mark-to-market loss of that amount during the fourth quarter of 2001.

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

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information - N/A

Item 6.    Exhibits & Reports on Form 8-K -

     (a)   Documents filed as part of the report

          (3) Exhibits

              10.1 Amended and  Restated  Credit  Agreement  among Swift  Energy
                   Company and Bank One, National  Association as administrative agent,  CIBC Inc. as syndication  agent,  and Credit Lyonnais
                   New York Branch and Societe Generale as documentation  agents and the lenders signatory hereto dated September 28, 2001.
              12   Swift Energy Company Ratio of Earnings to Fixed Charges.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2001 - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY COMPANY


                                        (Registrant)

Date:     November 14, 2001             By:   (original signed by)
      -------------------------             ------------------------------------
                                            Alton D. Heckaman, Jr.
                                            Senior Vice President,
                                            Chief Financial Officer





Date:     November 14, 2001             By:   (original signed by
      -------------------------             ------------------------------------
                                            David W. Wesson
                                            Controller and Principal Accounting
                                            Officer

                                  Ehibit 10.1

                      AMENDED AND RESTATED CREDIT AGREEMENT

                                      AMONG

                              SWIFT ENERGY COMPANY,
                                   AS BORROWER

                                  BANK ONE, NA
                             AS ADMINISTRATIVE AGENT

                                    CIBC INC.
                              AS SYNDICATION AGENT

                 WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION
                              AS syndication AGENT

                         CREDIT LYONNAIS NEW YORK BRANCH
                             AS DOCUMENTATION AGENT

                                SOCIETE GENERALE
                             AS DOCUMENTATION AGENT

                                       AND

                          THE LENDERS SIGNATORY HERETO

                                       AND

                         BANC ONE CAPITAL MARKETS, INC.
                   AS SOLE LEAD ARRANGER AND SOLE BOOK RUNNER

                               September 28, 2001
                       -------------------------------------
                            Revolving Line of Credit
                              of up to $250,000,000
                        with Letter of Credit Subfacility
                       -------------------------------------

                                Table of Contents

                                                                          Page

ARTICLE 1         DEFINITIONS AND INTERPRETATION.............................1
   1.1            Terms Defined Above........................................1
   1.2            Additional Defined Terms...................................1
   1.3            Undefined Financial Accounting Terms......................16
   1.4            References................................................16
   1.5            Articles and Sections.....................................17
   1.6            Number and Gender.........................................17
   1.7            Incorporation of Exhibits.................................17

ARTICLE 2         TERMS OF THE FACILITY.....................................17
   2.1            Revolving Line of Credit..................................17
   2.2            Letter of Credit Facility.................................18
   2.3            Limitations on Interest Periods...........................19
   2.4            Limitation on Types of Loans..............................20
   2.5            Use of Loan Proceeds and Letters of Credit................20
   2.6            Interest..................................................20
   2.7            Repayment of Loans and Interest...........................21
   2.8            General Terms.............................................21
   2.9            Time, Place, and Method of Payments.......................22
   2.10           Pro Rata Treatment; Adjustments...........................22
   2.11           Borrowing Base Determinations.............................23
   2.12           Mandatory Prepayments.....................................24
   2.13           Voluntary Prepayments and Conversions of Loans............24
   2.14           Commitment Amount.........................................24
   2.15           Letter of Credit Fee......................................25
   2.16           Loans to Satisfy Obligations of Borrower..................25
   2.17           Security Interest in Accounts; Right of Offset............25
   2.18           General Provisions Relating to Interest...................26
   2.19           Obligations Absolute......................................27
   2.20           Yield Protection..........................................27
   2.21           Illegality................................................29
   2.22           Taxes.....................................................30
   2.23           Replacement Lenders.......................................31
   2.24           Regulatory Change.........................................32
   2.25           Commitment Fee............................................32

ARTICLE 3         CONDITIONS................................................32
   3.1            Conditions Precedent to Initial Loan and Letter of Credit.32
   3.2            Conditions Precedent to Each Loan.........................34
   3.3            Conditions Precedent to Issuance of Letters of Credit.....35

                               Table of Contents
                                  (continued)

ARTICLE 4         REPRESENTATIONS AND WARRANTIES............................36
   4.1            Existence of Borrower and Subsidiaries....................36
   4.2            Existence of Partnerships.................................36
   4.3            Due Authorization.........................................36
   4.4            Valid and Binding Obligations of Borrower.................36
   4.5            Security Instruments......................................36
   4.6            Scope and Accuracy of Financial Statements................37
   4.7            Liabilities, Litigation and Restrictions..................37
   4.8            Title to Properties.......................................37
   4.9            Compliance with Federal Reserve Regulations...............37
   4.10           Authorizations and Consents...............................37
   4.11           Compliance with Laws, Rules, Regulations and Orders.......38
   4.12           Proper Filing of Tax Returns and Payment of Taxes Due.....38
   4.13           ERISA Compliance..........................................38
   4.14           Take-or-Pay; Gas Imbalances...............................38
   4.15           Refunds...................................................38
   4.16           Casualties or Taking of Property..........................39
   4.17           Locations of Business and Offices.........................39
   4.18           Environmental Compliance..................................39
   4.19           Investment Company Act Compliance.........................39
   4.20           Public Utility Holding Company Act Compliance.............39
   4.21           No Material Misstatements.................................40
   4.22           Subsidiaries..............................................40
   4.23           Defaults..................................................40
   4.24           Maintenance of Properties.................................40

ARTICLE 5         AFFIRMATIVE COVENANTS.....................................40
   5.1            Maintenance and Access to Records.........................40
   5.2            Quarterly Financial Statements............................40
   5.3            Annual Financial Statements...............................41
   5.4            Compliance Certificates...................................41
   5.5            Oil and Gas Reserve Reports...............................41
   5.6            SEC and Other Reports.....................................42
   5.7            Notices...................................................42
   5.8            Letters in Lieu of Transfer Orders; Division Orders.......43
   5.9            Additional Information....................................43
   5.10           Payment of Assessments and Charges........................43
   5.11           Compliance with Laws......................................44
   5.12           ERISA Information and Compliance..........................44
   5.13           Hazardous Substances Indemnification......................44

                               Table of Contents
                                  (continued)

   5.14           Further Assurances........................................45
   5.15           Fees and Expenses of Administrative Agent.................45
   5.16           Indemnification of Lenders and Administrative Agent.......46
   5.17           Maintenance of Existence and Good Standing................46
   5.18           Maintenance of Tangible Property..........................46
   5.19           Maintenance of Insurance..................................46
   5.20           Inspection of Tangible Property...........................46
   5.21           Payment of Notes and Performance of Obligations...........47
   5.22           Operation of Oil and Gas Properties.......................47
   5.23           Performance of Designated Contracts.......................47
   5.24           Title Opinions; Title Defects.............................47

ARTICLE 6         NEGATIVE COVENANTS........................................47
   6.1            Indebtedness; Contingent Obligations......................47
   6.2            Loans or Advances.........................................48
   6.3            Mortgages or Pledges of Assets............................48
   6.4            Sales of Properties; Leasebacks...........................48
   6.5            Dividends and Distributions...............................49
   6.6            Changes in Corporate Structure............................49
   6.7            Rental or Lease Agreements................................49
   6.8            Investments...............................................49
   6.9            Lines of Business; Subsidiaries...........................50
   6.10           ERISA Compliance..........................................50
   6.11           Sale or Discount of Receivables...........................50
   6.12           Transactions With Affiliates..............................50
   6.13           Tangible Net Worth........................................50
   6.14           Current Ratio.............................................51
   6.15           Debt Coverage Ratio.......................................51
   6.16           Leverage Ratio............................................51
   6.17           Amendment of Partnership Agreements.......................51
   6.18           New Subordinated Debt and Senior Subordinated Debt........51
   6.19           Negative Pledges..........................................51
   6.20           New Subordinated Debt.....................................51

ARTICLE 7         EVENTS OF DEFAULT.........................................51
   7.1            Enumeration of Events of Default..........................51
   7.2            Rights Upon Default.......................................53

ARTICLE 8         THE ADMINISTRATIVE AGENT..................................54
   8.1            Appointment...............................................54
   8.2            Delegation of Duties......................................54

                               Table of Contents
                                  (continued)

   8.3            Exculpatory Provisions....................................54
   8.4            Reliance by Administrative Agent..........................55
   8.5            Notice of Default.........................................55
   8.6            Non-Reliance on Administrative Agent and Other Lenders....56
   8.7            Indemnification...........................................56
   8.8            Restitution...............................................57
   8.9            Administrative Agent in Its Individual Capacity...........57
   8.10           Successor Administrative Agent............................58
   8.11           Applicable Parties........................................58

ARTICLE 9         MISCELLANEOUS.............................................58
   9.1            Assignments; Participations...............................58
   9.2            Amendments and Waivers....................................59
   9.3            Survival of Representations, Warranties and Covenants.....60
   9.4            Notices and Other Communications..........................60
   9.5            Parties in Interest.......................................60
   9.6            No Waiver; Rights Cumulative..............................61
   9.7            Survival Upon Unenforceability............................61
   9.8            Rights of Third Parties...................................61
   9.9            Controlling Agreement.....................................61
   9.10           Integration...............................................61
   9.11           Jurisdiction and Venue....................................61
   9.12           Waiver of Rights to Jury Trial............................62
   9.13           Governing Law.............................................62
   9.14           Counterparts..............................................62

EXHIBITS


Exhibit I         Form of Notes                                            I-i
Exhibit II        Form of Assignment Agreement                            II-i
Exhibit III       Form of Borrowing Request                              III-i
Exhibit IV        Form of Compliance Certificate                          IV-i
Exhibit V         Facility Amounts                                         V-i
Exhibit VI        Disclosures                                             VI-i
Exhibit VII       Form of Opinion of Counsel                             VII-i
Exhibit VIII      Subsidiaries and Partnerships                         VIII-I
Exhibit IX        Description of New Zealand                              IX-I
Exhibit X         Pricing Schedule                                         X-I

                      AMENDED AND RESTATED CREDIT AGREEMENT


            THIS AMENDED AND RESTATED CREDIT AGREEMENT (this "Agreement") is made and entered into as of September 28, 2001, by and among SWIFT ENERGY COMPANY, a Texas corporation (the "Borrower"), each lender that is a signatory hereto or becomes a signatory hereto as provided in Section 9.1 (individually, together with its successors and assigns, a "Lender" and, collectively, together with their respective successors and assigns, the "Lenders"), and BANK ONE, NA, a national banking association (as successor by merger to Bank One, Texas, National Association), as Administrative Agent for the Lenders (in such capacity, together with its successors in such capacity pursuant to the terms hereof, the "Administrative Agent"), BANC ONE CAPITAL MARKETS, INC. as Sole Lead Arranger and Sole Book Runner, CIBC INC. as Syndication Agent, WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION, as Syndication Agent, CREDIT LYONNAIS NEW YORK BRANCH as Documentation Agent and SOCIETE GENERALE as Documentation Agent.

                              W I T N E S S E T H:

            WHEREAS, the Borrower and the Lenders entered into a Credit Agreement dated August 18, 1998, as amended by First Amendment dated effective as of September 30, 1998; Second Amendment dated effective as of December 31, 1998; Third Amendment dated effective as of July 19, 1999 and Amended and Restated Credit Agreement dated effective as of March 10, 2000;

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

            1.2 Additional Defined Terms. As used in this Agreement, the following terms shall have the following meanings, unless the context otherwise requires:

            "Additional Costs" shall mean costs which the Administrative Agent or any Lender determines are attributable to its obligation to make or its making or maintaining any Eurodollar Rate Loan or issuing or participating in Letters of Credit, or any reduction in any amount receivable by the Administrative Agent or such Lender in respect of any such obligation or any Eurodollar Rate Loan or Letter of Credit, resulting from any Regulatory Change which (a) changes the basis of taxation of any amounts payable to the Administrative Agent or such Lender under this Agreement or any Note in respect of any Eurodollar Rate Loan or Letter of Credit

         (other than taxes imposed on the overall net income of the Administrative Agent or such Lender or its Applicable Lending Office for any such Eurodollar Rate Loan by the jurisdiction in which the Administrative Agent or such Lender has its principal office or Applicable Lending Office), (b) imposes or modifies any reserve, special deposit, minimum capital, capital ratio, or similar requirements (other than the Reserve Requirement utilized in the determination of the Adjusted Eurodollar Rate for such Loan) relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, the Administrative Agent or such Lender (including Eurodollar Rate Loans and Dollar deposits in the London interbank market in connection with Eurodollar Rate Loans), or any commitments of the Administrative Agent or such Lender hereunder, or the London interbank market, or (c) imposes any other condition affecting this Agreement or any of such extensions of credit, liabilities, or commitments.

            "Adjusted Eurodollar Rate" shall mean, for any Interest Period for any Eurodollar Rate Loan, an interest rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Administrative Agent to be equal to the quotient of (a) the sum of the Eurodollar Rate for such Interest Period for such Loan plus the Applicable Margin for a Eurodollar Rate Loan divided by (b) 1 minus the Reserve Requirement for such Loan for such Interest Period, such rate to be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) during the period for which payable, but in no event shall such rate exceed the Highest Lawful Rate.

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

            "Alternative Base Rate" shall mean a fluctuating rate of interest equal to the higher of (i) the Base Rate, or (ii) the sum of the Federal Funds Rate most recently determined by the Administrative Agent plus 1/2% per annum.

            "Applicable Fee Rate" means, at any time, the percentage rate per annum at which Commitment Fees are accruing on the unused portion of the Maximum Facility Amount at such time as set forth in the Pricing Schedule.

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

            "Applicable Margin" shall mean at any time for Eurodollar Rate Loans and Floating Rate Loans an incremental rate of interest as set forth on the Pricing Schedule.

            "Arranger" shall mean Banc One Capital Markets, Inc., a Delaware corporation, and its successors, in its capacity as Lead Arranger and Sole Book Runner.

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

            "Bank One" shall mean Bank One, NA, a national banking association having its principal office in Chicago, Illinois, in its individual capacity, and its successors.

            "Base Rate" shall mean a rate per annum equal to the corporate base rate or prime rate of interest announced or published by Bank One or its parent, Bank One Corporation, from time to time as its general reference rate of interest, which Base Rate shall change upon each change in such announced or published general reference interest rate and which Base Rate may not be the lowest interest rate charged by Bank One.

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

            "Business Day" shall mean a day other than a day when commercial banks are authorized or required to close in the State of Texas and, with respect to all requests, notices, and determinations in connection with, and payments of principal and interest on, Eurodollar Rate Loans, which is also a day for trading by and between banks in Dollar deposits in the London interbank market.

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

            "Closing Date" shall mean September 28, 2001.

            "Collateral" shall mean the Mortgaged Properties and any other Property now or at any time used or intended as security for the payment or performance of all or any portion of the Obligations.

            "Commitment Amount" shall mean the lesser of the Maximum Facility Amount or the Borrowing Base, unless the Borrower elects a lesser amount as set forth in Section 2.14.

            "Commitment   Period"   shall  mean  the  period  from  and
         including the Closing Date to but not including the Commitment Termination Date.

            "Commitment Termination Date" shall mean October 1, 2005.

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

            "Eurodollar Base Rate" shall mean with respect to a Eurodollar Advance for the relevant Interest Period, the applicable British Bankers' Association Interest Settlement Rate for deposits in U.S. dollars appearing on Reuters Screen FRBD as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, (i) if Reuters Screen FRBD is not available to the Administrative Agent for any reason, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the applicable British Bankers' Association Interest Settlement Rate for deposits in U.S. dollars as reported by any other generally recognized financial information service as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, and (ii) if no such British Bankers' Association
         Interest Settlement Rate is available to the Agent, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the rate determined by the Agent to be the rate at which Bank One or one of its Affiliate banks offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of Bank One's relevant Eurodollar Loan and having a maturity equal to such Interest Period.

            "Eurodollar Rate" shall mean, with respect to a Eurodollar Rate Loan for the relevant Interest Period, an interest rate equal to the sum of (i) the quotient of (a) the Eurodollar Base Rate applicable to such Interest Period, divided by (b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus (ii) the Applicable Margin.

            "Eurodollar Rate Loan" shall mean a Loan which bears interest at the applicable Eurodollar Rate.

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

            "Final Maturity" shall mean October 1, 2005.

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

            "Interest Period" shall mean, subject to the limitations set forth in Section 2.3, with respect to any Eurodollar Rate Loan, a period commencing on the date such Loan is made or converted from a Loan of another type pursuant to this Agreement or the last day of the next preceding Interest Period with respect to such Loan and ending on the numerically corresponding day in the calendar month that is one, two, three, or, subject to availability, six months thereafter, as the Borrower may request in the Borrowing Request for such Loan.

            "Investment" shall mean, as to any Person, any stock, bond, note or other evidence of Indebtedness or any other security (other than current trade and customer accounts) of, investment or partnership interest in or loan to, such Person.

            "L/C Exposure" shall mean, at any time, the maximum amount available to be drawn under outstanding Letters of Credit at such time.

            "LC Issuer" shall mean Bank One (or any subsidiary or affiliate of Bank One designated by Bank One) in its capacity as Issuer of Letters of Credit hereunder.

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

            "Material Adverse Effect" shall mean any material and adverse effect on (a) the assets, liabilities, financial condition, business, operations or prospects of the Borrower, or the Borrower and its Subsidiaries on a consolidated basis, or the Partnerships taken as a whole, from those reflected in the Financial Statements dated June 30, 2001, furnished to the Lenders or from the facts represented or warranted in this Agreement or any other Loan Document, (b) the ability of the Borrower individually, or the Borrower and its Subsidiaries on a consolidated basis, or the Partnerships taken as a whole, to carry out its or their business as at the date of this Agreement conducted, or (c) the ability of the Borrower to meet its obligations generally, or to meet its obligations under the Loan Documents on a timely basis as provided therein.

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

            "New Subordinated Debt" shall mean the Indebtedness of the Borrower under senior subordinated notes not to exceed $200,000,000 at a rate not to exceed 10% with maturity of not less than seven (7) years as described in a draft prospectus of September, 2001.

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

            "Obligations" shall mean, without duplication, (a) all Indebtedness evidenced by the Notes, (b) the obligation of the Borrower to provide to or reimburse the Administrative Agent or the Lenders, as the case may be, for amounts payable, paid, or incurred with respect to Letters of Credit, (c) the undrawn, unexpired amount of all outstanding Letters of Credit, (d) the obligation of the Borrower for the payment of fees and expenses pursuant to the Loan Documents, (f) the Hedging Obligations, (g) Rate Management Transaction, and (h) all other obligations and liabilities of the Borrower to the Administrative Agent and the Lenders, now existing or hereafter incurred, under, arising out of or in connection with any Loan Document, and to the extent that any of the foregoing includes or refers to the payment of amounts deemed or constituting interest, only so much thereof as shall have accrued, been earned and which remains unpaid at each relevant time of determination.

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

            "Permitted Liens" shall mean (a) Liens for taxes, assessments or other governmental charges or levies not yet due or which (if foreclosure, distraint, sale, or other similar proceedings shall not have been initiated) are being contested in good faith by appropriate proceedings diligently conducted, if such reserve as may be required by GAAP shall have been made therefor; (b) Liens in connection with workers' compensation, unemployment insurance or other social security (other than Liens created by Section 4068 of ERISA), old age pension or public liability obligations which are not yet due or which are being contested in good faith by appropriate proceedings diligently conducted, if such reserve as may be required by GAAP shall have been made therefor; (c) Liens in favor of vendors, carriers, warehousemen, repairmen, mechanics, workers, or materialmen, and construction or other similar Liens arising by operation of law in the ordinary course of business or incident to the construction or improvement of any Property in respect of obligations which are not yet due or which are being contested in good faith by appropriate proceedings diligently conducted, if such reserve as may be required by GAAP shall have been made therefor; (d) Liens securing the purchase price of equipment of the Borrower, provided that (i) such Liens shall not extend to or cover any other Property of the Borrower, and (ii) the aggregate unpaid purchase price secured by all such Liens shall not exceed $5,000,000; (e) Liens on assets, excluding Oil and Gas Properties and production and proceeds therefrom, in an aggregate amount not to exceed $1,000,000; (f) Liens to operators and non-operators under joint operating agreements arising in the ordinary course of business to secure amounts owing to operators, which amounts are not yet due or are being contested in good faith by appropriate proceedings diligently conducted; (g) Liens under production sales agreements, division orders, operating agreements and other agreements customary in the oil and gas industry for processing, producing, and selling hydrocarbons securing obligations not constituting Indebtedness and provided that such Liens do not secure obligations to deliver hydrocarbons at some future date without receiving full payment therefor within 90 days of delivery; (h) the currently existing Liens described on
         Exhibit VI under the heading "Liens"; easements, rights of way, restrictions and other similar encumbrances, and minor defects in the chain of title which are customarily accepted in the oil and gas financing industry, none of which interfere with the ordinary conduct of the business of any of the Borrower, its Subsidiaries or the Partnerships or materially detract from the value or use of the Property to which they apply; (i) Liens in favor of the Administrative Agent for the benefit of the Lenders; (j) any lien reserved in an Oil and Gas lease by the Lessor to secure royalty payments under such lease without limit as to amount; and (k) any lien securing Hedging Obligations.

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

            "Pricing Schedule" shall mean the schedule attached hereto as Exhibit X.

            "Principal Office" shall mean the principal office of the Administrative Agent in Houston, Texas, presently located at 910 Travis Street.

            "Property" shall mean any interest in any kind of property or asset, whether real, personal, or mixed, tangible or intangible.

            "Rate Management Transactions" shall mean any transaction (including an agreement with respect thereto) now existing or hereafter entered into between Borrower and Lenders which is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, forward transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions) or any combination thereof, whether linked to one or more interest rates, foreign currencies, commodity prices, equity prices or other financial measures.

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

            "Reserve Requirement" shall mean, for any Interest Period for any Eurodollar Rate Loan, the average maximum rate at which reserves (including any marginal, supplemental, or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System in Dallas, Texas, with deposits exceeding one billion Dollars against "Eurocurrency liabilities" (as such term is used in Regulation D) and any other reserves required by reason of any Regulatory Change to be maintained by such member banks against (a) any category of liabilities which includes deposits by reference to which the Eurodollar Rate is to be determined as provided herein in the definition of the term "Eurodollar Rate" or (b) any category of extensions of credit or other assets which include a Eurodollar Rate Loan.

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

            "Senior Subordinated Debt" shall mean the Indebtedness of Borrower under the senior subordinated notes in the amount up to $125,000,000 due 2009.

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

            "Total Capital" means at any time the sum of the Indebtedness of the Borrower and its Subsidiaries and net worth of the Borrower and its Subsidiaries, each calculated at such time.

            "Total Debt" shall mean at any time the aggregate dollar amount of Indebtedness which has actually been funded to the Borrower and its Subsidiaries and is outstanding at such time, whether or not such amount is due or payable at such time.

            1.3  Undefined  Financial  Accounting  Terms.   Undefined  financial
      accounting terms used in this Agreement shall be defined according to GAAP at the time in effect.

            1.4 References. References in this Agreement to Article, Section, or Exhibit numbers shall be to Articles, Sections, and Exhibits of this Agreement, unless expressly stated to the contrary. References in this Agreement to "hereby," "herein," "hereinabove," "hereiafter," "hereinbelow," "hereof," "hereunder," and words of similar import shall be to this Agreement in its entirety and not only to the particular Article, Section or Exhibit in which such reference appears. References in this
      Agreement to "includes" or "including" shall mean "includes, without limitation," or "including, without limitation," as the case may be. References in this Agreement to statutes, sections, or regulations are to be construed as including all statutory or regulatory provisions consolidating, amending, replacing, succeeding or supplementing such statutes, sections, or regulations.

            1.5 Articles and Sections. This Agreement, for convenience only, has been divided into Articles and Sections; and it is understood that the rights and other legal relations of the parties hereto shall be determined from this instrument as an entirety and without regard to the aforesaid division into Articles and Sections and without regard to headings prefixed to such Articles or Sections.

            1.6 Number and Gender. Whenever the context requires, reference herein made to the single number shall be understood to include the plural; and likewise, the plural shall be understood to include the singular. Definitions of terms defined in the singular or plural shall be equally applicable to the plural or singular, as the case may be, unless otherwise indicated. Words denoting sex shall be construed to include the masculine, feminine and neuter, when such construction is appropriate; and specific enumeration shall not exclude the general but shall be construed as cumulative.

            1.7  Incorporation  of  Exhibits.  The  Exhibits  attached  to  this
      Agreement are incorporated herein and shall be onsidered a part of this Agreement for all purposes.

                                   ARTICLE 2

                              TERMS OF THE FACILITY

            2.1 Revolving Line of Credit. (a) Upon the terms and conditions and relying on the representations and warranties contained in this Agreement, each Lender severally agrees to make Loans during the Commitment Period to or for the benefit of the Borrower in an aggregate principal amount not to exceed at any time outstanding the lesser of the Facility Amount of such Lender or the Percentage Share of such Lender of the Borrowing Base then in effect; provided, however, that (i) the Loan Balance plus the L/C Exposure shall not exceed at any time the lesser of the Commitment Amount or the Borrowing Base then in effect, and (ii) the sum of the outstanding principal balance of all Loans by any Lender plus the Percentage Share of such Lender of the L/C Exposure shall not exceed at any time an amount equal to the Percentage Share of such Lender multiplied by the lesser of the Commitment Amount or the Borrowing Base then in effect. Loans shall be made from time to time on any Business Day designated by the Borrower in its Borrowing Request.

            (b) Subject to the terms of this Agreement, during the Commitment Period, the Borrower may borrow, repay, and reborrow and convert Loans of one type or with one Interest Period into Loans of another type or with a different Interest Period. Except for prepayments made pursuant to Section 2.12, each borrowing, conversion, and prepayment of principal of Loans shall be in an amount at least equal to $100,000 and multiples of $100,000. Each borrowing, prepayment, or conversion of or into a Loan of a different type or, in the case of a Eurodollar Rate Loan, having a different Interest Period, shall be deemed a separate borrowing, conversion, and prepayment for purposes of the foregoing, one for each type of Loan or Interest Period. Anything in this Agreement to the contrary notwithstanding, the aggregate principal amount of Eurodollar Rate Loans having the same Interest Period shall be at least equal to $1,000,000 with multiples of $100,000; and if any Eurodollar Rate Loan would otherwise be in a lesser principal amount for any period, such Loan shall be a Floating Rate Loan during such period.

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

            2.2 Letter of Credit Facility. (a) Upon the terms and conditions and relying on the representations and warranties contained in this Agreement, the Administrative Agent, as issuing bank for the Lenders, agrees, from the date of this Agreement until the date which is 30 days prior to the Commitment Termination Date, to issue, on behalf of the Lenders in their respective Percentage Shares, Letters of Credit for the account of the Borrower and to renew and extend such Letters of Credit. Letters of Credit shall be issued, renewed, or extended from time to time on any Business Day designated by the Borrower following the receipt in accordance with the terms hereof by the Administrative Agent of the written (or oral, confirmed promptly in writing) request by a Responsible Officer of the Borrower therefor and a Letter of Credit Application. Letters of Credit shall be issued in such amounts as the Borrower may request; provided, however, that (i) no Letter of Credit shall have an expiration date which is more than 365 days after the issuance thereof or subsequent to five days prior to the Commitment Termination Date, (ii) the Loan Balance plus the L/C Exposure shall not exceed at any time the lesser of the Commitment Amount or the Borrowing Base, and (iii) the L/C Exposure shall not exceed at any time $20,000,000.

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

            2.3 Limitations on Interest Periods. Each Interest Period selected by the Borrower (a) which commences on the last Business Day of a calendar month (or any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month, (b) which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day),
      (c) which would otherwise end after Final Maturity shall end on Final Maturity, and (d) shall have a duration of not less than one month and, if any Interest Period would otherwise be a shorter period, the relevant Loan shall be a Floating Rate Loan during such period.

            2.4 Limitation on Types of Loans. Anything herein to the contrary notwithstanding, no more than ten separate Loans, including eight Eurodollar Rate Loans, shall be outstanding at any one time, with, for purposes of this Section, all Floating Rate Loans constituting one Loan, and all Eurodollar Rate Loans for the same Interest Period constituting one Loan. Anything herein to the contrary notwithstanding, if, on or prior to the determination of any interest rate for any Eurodollar Rate Loan for any Interest Period therefor:

            (a) the Administrative Agent determines (which determination shall be conclusive, absent manifest error) that quotations of interest rates for the deposits referred to in the definition of "Eurodollar Rate" in Section 1.2 are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the rate of interest for such Loan as provided in this Agreement; or

            (b) the Administrative Agent determines (which determination shall be conclusive, absent manifest error) that the rates of interest referred to in the definition of "Eurodollar Rate" in Section 1.2 upon the basis of which the rate of interest for such Loan for such Interest Period is to be determined do not adequately cover the cost to the Lenders of making or maintaining such Loan for such Interest Period, then the Administrative Agent shall give the Borrower and the Lenders prompt notice thereof; and so long as such condition remains in effect, the Lenders shall be under no obligation to make Eurodollar Rate Loans or to convert Floating Rate Loans into Eurodollar Rate Loans, and the Borrower shall, on the last day of the then current Interest Period for each outstanding Eurodollar Rate Loan, either prepay such Eurodollar Rate Loan or convert such Loan into a Floating Rate Loan in accordance with Section 2.13.

            2.5 Use of Loan  Proceeds  and  Letters of Credit.  Proceeds  of all
Loans shall be used to finance the exploration, development and/or acquisition of Oil and Gas Properties and for any corporate purpose of the Borrower not prohibited under any Loan Document. Letters of Credit shall be obtained for any business activity of the Borrower not prohibited under any Loan Document;
provided, however, Letters of Credit shall not be obtained to support Indebtedness to any Person not a Lender or in lieu or in support of stay or appeal bonds in excess of $1,000,000.

            2.6  Interest.  Subject  to the terms of this  Agreement  (including
Section 2.18), interest on the Loans shall accrue and be payable at a rate per annum equal to the Floating Rate for each Floating Rate Loan and the Adjusted Eurodollar Rate for each Eurodollar Rate Loan. Notwithstanding the foregoing, interest on past-due principal and, to the extent permitted by applicable law, past-due interest, shall accrue at the Default Rate and shall be payable upon demand by the Administrative Agent at any time as to all or any portion of such interest. In the event that the Borrower fails to select the duration of any Interest Period for any Eurodollar Rate Loan within the time period and otherwise as provided herein, such Loan (if outstanding as a Eurodollar Rate
Loan) will be automatically converted into a Floating Rate Loan on the last day of the then current Interest Period for such Loan or (if outstanding as a Floating Rate Loan) will remain as, or (if not then outstanding) will be made as, a Floating Rate Loan. Interest provided for herein shall be calculated on unpaid sums actually advanced and outstanding pursuant to the terms of this Agreement and only for the period from the date or dates of such advances until repayment.

            2.7 Repayment of Loans and Interest. Accrued and unpaid interest on outstanding Floating Rate Loans shall be due and payable monthly commencing November 1, 2001, and continuing on the first day of each calendar month thereafter while any Floating Rate Loan remains outstanding, the payment in each instance to be the amount of interest which has accrued and remains unpaid with respect to Floating Rate Loans. Accrued and unpaid interest on each outstanding Eurodollar Rate Loan shall be due and payable on the last day of the Interest Period for such Eurodollar Rate Loan and, in the case of any Interest Period in excess of three months, on the day of the third calendar month following the commencement of such Interest Period corresponding to the day of the calendar month on which such Interest Period commenced, the payment in each instance to be the amount of interest which has accrued and remains unpaid in respect of the relevant Loan. The Loan Balance, together with all accrued and unpaid interest thereon, shall be due and payable at Final Maturity. At the time of making each payment hereunder or under the Notes, the Borrower shall specify to the Administrative Agent the Loans or other amounts payable by the Borrower hereunder to which such payment is to be applied. In the event the Borrower fails to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent may apply such payment as it may elect in its discretion and in accordance with the terms hereof.

            2.8 General Terms. (a) Absent manifest error, the outstanding principal balance of the Note of each Lender reflected in the records of such Lender shall be deemed rebuttably presumptive evidence of the principal amount owing on such Note; provided, however, the liability for payment of principal and interest evidenced by the Note of each Lender shall be limited to principal amounts actually advanced and outstanding pursuant to this Agreement and interest on such amounts calculated in accordance with this Agreement.

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

            2.9 Time, Place, and Method of Payments. All payments required pursuant to this Agreement or the Notes shall be made without set-off or counterclaim in Dollars and in immediately available funds. All payments by the Borrower shall be deemed received on the next Business Day following receipt if such receipt is after 2:00 p.m., Central Standard or Daylight Savings Time, as the case may be, on any Business Day, and shall be made to the Administrative Agent at the Principal Office. Except as provided to the contrary herein, if the due date of any payment hereunder or under any Note would otherwise fall on a day which is not a Business Day, such date shall be extended to the next succeeding Business Day, and interest shall be payable for any principal so extended for the period of such extension.

            2.10 Pro Rata Treatment; Adjustments. (a) Except to the extent otherwise expressly provided herein, (i) each borrowing pursuant to this Agreement shall be made from the Lenders pro rata in accordance with their respective Percentage Shares, (ii) each payment by the Borrower of fees shall be made for the account of the Lenders pro rata in accordance with their respective Percentage Shares, (iii) each payment of principal of Loans shall be made for the account of the Lenders pro rata in accordance with their respective shares of the Loan Balance, and (iv) each payment of interest on Loans shall be made for the account of the Lenders pro rata in accordance with their respective shares of the aggregate amount of interest due and payable to the Lenders.

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

            2.11 Borrowing Base Determinations. (a) The Borrowing Base as of September 28, 2001, is acknowledged by the Borrower and the Lenders to be $200,000,000 unless and until the Borrowing Base has been redetermined pursuant to Section 2.11(b). Upon the issuance of New Subordinated Debt, the Borrowing Base will be automatically reduced by an amount equal to 40% of the New Subordinated Debt.

            (b) The Borrowing Base shall be redetermined  by the  Administrative
Agent with the consent of the Required Lenders each May 1 and November 1, beginning May 1, 2002, during the term hereof on the basis of information supplied by the Borrower in compliance with the provisions of this Agreement, including Reserve Reports, and all other information available to the Lenders. Each year during the term of this Agreement at the Borrower's request, and with the approval of Required Lenders, the Borrowing Base shall be determined only annually. In the event the Required Lenders cannot agree on the Borrowing Base, the Borrowing Base shall be set on the basis of the weighted (based on the Percentage Share of each Lender) arithmetic average of the Borrowing Base as determined by each individual Lender. However, the amount of the Borrowing Base cannot be increased at any time without consent of 100% of the Lenders. The Borrower shall have the right to request one unscheduled determination of the Borrowing Base between each scheduled Borrowing Base determination. In addition, the Administrative Agent with the consent of the Required Lenders shall, in the normal course of business following a request of the Borrower, redetermine the Borrowing Base; provided, however, the Administrative Agent and the Lenders shall not be obligated to respond to more than two such requests during any calendar year. Notwithstanding the foregoing, the Required Lenders may at their discretion redetermine the Borrowing Base at any time and from time to time, including, without limitation, in connection with any sale or other transfer of Properties by the Borrower pursuant to Section 6.4. To assist the Lenders in making a redetermination of the Borrowing Base in connection with any sale or other transfer of Properties by the Borrower pursuant to Section 6.4 and in making a determination to make any such redetermination of the Borrowing Base, the Borrower shall furnish to the Administrative Agent, contemporaneously with each such sale or other transfer of Property, a breakout from the most recent Reserve Report provided to the Lenders showing the value given to such
Properties being sold or transferred, together with any and all other information pertaining thereto as the Administrative Agent may request.

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

            2.12 Mandatory Prepayments. If at any time the sum of the Loan Balance and the L/C Exposure exceeds the lesser of the Maximum Facility Amount or the Borrowing Base then in effect, the Borrower shall, within thirty days of notice from the Administrative Agent of such occurrence, (a) prepay the amount of such excess for application on the Loan Balance, (b) provide additional collateral, of character and value satisfactory to the Lenders in their sole discretion, to secure the Obligations by the execution and delivery to the Lenders of security instruments in form and substance satisfactory to the Administrative Agent, or (c) effect any combination of the alternatives described in clauses (a) and (b) of this Section and acceptable to the Lenders in their sole discretion. In the event that a mandatory prepayment is required under this Section and the Loan Balance is less than the amount required to be prepaid, the Borrower shall repay the entire Loan Balance and, in accordance with the provisions of the relevant Letter of Credit Applications executed by the Borrower or otherwise to the satisfaction of the Administrative Agent, deposit with the Administrative Agent, as additional collateral securing the Obligations, an amount of cash, in immediately available funds, equal to the L/C Exposure minus the lesser of the Maximum Facility Amount or the Borrowing Base. The cash deposited with the Administrative Agent in satisfaction of the requirement provided in this Section may be invested, at the sole discretion of the Administrative Agent and then only at the express direction of the Borrower as to investment vehicle and maturity (which shall be no later than the latest expiry date of any then outstanding Letter of Credit), for the account of the Borrower in cash or cash equivalent investments offered by or through the Lender serving as the Administrative Agent.

            2.13 Voluntary Prepayments and Conversions of Loans. Subject to applicable provisions of this Agreement, the Borrower shall have the right at any time or from time to time to prepay Loans and to convert Loans of one type or with one Interest Period into Loans of another type or with a different Interest Period; provided, however, that (a) the Borrower shall give the Administrative Agent notice of each such prepayment or conversion of all or any portion of a Eurodollar Rate Loan no less than three Business Days prior to prepayment or conversion, (b) any Eurodollar Rate Loan may be prepaid or converted only on the last day of an Interest Period for such Loan, (c) each prepayment shall be in an amount not less than $500,000, (d) the Borrower shall pay all accrued and unpaid interest on the amounts prepaid or converted, and (e) no such prepayment or conversion shall serve to postpone the repayment when due of any Obligation.

            2.14 Commitment Amount. The Commitment Amount may be reduced by the Borrower, in multiples of $10,000,000, upon three Business Days' prior written notice to the Administrative Agent but not more than two times in any fiscal year. At any time after the Closing Date, and so long as no Default or Event of Default has occurred and is continuing, Borrower shall have the right (without the consent of any Lender(s)) to increase the Commitment Amount to an aggregate amount of up to the then current Borrowing Base, provided that (i) each Lender shall be offered a pro rata share of any increase, (ii) no Lender's commitment shall be increased without its consent, and (iii) if needed, other eligible institutions may become Lenders to accommodate an increase.

            2.15 Letter of Credit Fee. The Borrower shall pay to the Administrative Agent for the account of the Lenders on the date of issuance or renewal of each Letter of Credit, an issuing fee equal to the greater of $400 or the Applicable Margin for Eurodollar Rate Loans (which percentage shall be increased by 2% per annum after the occurrence of any Default), calculated on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day), on the face amount of such Letter of Credit during the period for which such Letter of Credit is issued or renewed. Such fee will be paid quarterly in arrears to the Administrative Agent for the ratable benefit of the Lenders (including the Letter of Credit Issuer). The Borrower also agrees to pay on demand to the Administrative Agent for its own account as the issuer of the Letters of Credit its customary letter of credit transactional fees and expenses, including amendment fees, payable with respect to each Letter of Credit. The Borrower shall pay to the Administrative Agent an additional fee of 0.25% per annum calculated on a basis of 360 days and actual days elapsed (including the first day but excluding the last day).

            2.16 Loans to Satisfy Obligations of Borrower. The Lenders may, but shall not be obligated to, make Loans for the benefit of the Borrower and apply proceeds thereof to the satisfaction of any condition, warranty, representation, or covenant of the Borrower contained in this Agreement or any other Loan Document. Such Loans shall be evidenced by the Notes, shall bear interest at the Default Rate and shall be payable upon demand.

            2.17 Security Interest in Accounts; Right of Offset. As security for the payment and performance of the Obligations, the Borrower hereby transfers, assigns, and pledges to the Administrative Agent and each Lender (for the pro rata benefit of all Lenders) and grants to the Administrative Agent and each Lender (for the pro rata benefit of all Lenders) a security interest in all funds of the Borrower now or hereafter or from time to time on deposit with the Administrative Agent or such Lender, with such interest of the Administrative Agent and the Lenders to be retransferred, reassigned, and/or released at the reasonable expense of the Borrower upon payment in full and complete performance of all Obligations and the termination of the Commitments. All remedies as secured party or assignee of such funds shall be exercisable by the Administrative Agent and the Lenders with the oral consent (confirmed promptly in writing) of the Required Lenders upon the occurrence of any Event of Default, regardless of whether the exercise of any such remedy would result in any penalty or loss of interest or profit with respect to any withdrawal of funds deposited in a time deposit account prior to the maturity thereof. Furthermore, the Borrower hereby grants to the Administrative Agent and each Lender (for the pro rata benefit of all Lenders) the right, exercisable at such time as any Event of Default shall occur, of offset or banker's lien against all funds of the Borrower now or hereafter or from time to time on deposit with the Administrative Agent or such Lender, regardless of whether the exercise of any such remedy would result in any penalty or loss of interest or profit with respect to any withdrawal of funds deposited in a time deposit account prior to the maturity thereof.

            2.18 General Provisions Relating to Interest. (a) It is the intention of the parties hereto to comply strictly with all applicable usury laws. In this connection, there shall never be collected, charged, or received on the sums advanced hereunder interest in excess of that which would accrue at the Highest Lawful Rate. For purposes of Tex. Fin. Code Ann. ss. 303.301 (Vernon's 1998), as amended, the Borrower agrees that the Highest Lawful Rate shall be the "indicated (weekly) rate ceiling" as defined in such Article, provided that the Administrative Agent and the Lenders may also rely, to the extent permitted by applicable laws, on alternative maximum rates of interest under other laws, if greater.

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

            2.19 Obligations Absolute. Subject to the further provisions of this Section, the Obligations of the Borrower under this Article shall be absolute and unconditional under any and all circumstances and irrespective of any set-off, counterclaim, or defense to payment or performance which the Borrower may have or have had against the Administrative Agent, any Lender, or any beneficiary of any Letter of Credit. The Borrower agrees that none of the Administrative Agent or the Lenders shall be responsible for, nor shall the Obligations be affected by, among other things, (a) the validity or genuineness of documents or any endorsements thereon presented in connection with any Letter of Credit, even if such documents shall in fact prove to be in any and all respects invalid, fraudulent or forged, AND EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY LENDER, so long as the Administrative Agent, as the issuer of such Letter of Credit, has no actual knowledge of any such invalidity, lack of genuineness, fraud, or forgery prior to the presentment for payment of a corresponding Letter of Credit or any draft thereunder; provided, however, with respect to the preceding matters in this Section, the Administrative Agent, as the issuer of the Letters of Credit, agrees to exercise ordinary care in examining each document required to be presented pursuant to each Letter of Credit to ascertain that each such document appears on its face to comply with the terms thereof, or (b) any dispute between or among the Borrower and any beneficiary of any Letter of Credit or any other party to which any Letter of Credit may be transferred, or any claims whatsoever of the Borrower against any beneficiary of any Letter of Credit or any such transferee, EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY LENDER; provided, in all respects, that the Administrative Agent, as the issuer of Letters of Credit, shall be liable to the Borrower to the extent, but only to the extent, of any direct, as opposed to consequential or punitive, damages suffered by the Borrower as a result of the willful misconduct or gross negligence of the Administrative Agent as the issuer of Letters of Credit in determining whether documents presented under a Letter of Credit complied with the terms of such Letter of Credit that resulted in either a wrongful payment under such Letter of Credit or a wrongful dishonor of a claim or draft properly presented under such Letter of Credit. In the absence of gross negligence or willful misconduct by the Administrative Agent as the issuer of Letters of Credit, the Administrative Agent shall not be liable for any error, omission, interruption or delay, EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT, in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit. The Administrative Agent, the Lenders, and the Borrower agree that any action taken or omitted by the Administrative Agent, as issuer of any Letter of Credit, under or in connection with any Letter of Credit or the related drafts or documents, EVEN IF DUE TO THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY LENDER, if done in the absence of gross negligence or willful misconduct, shall be binding as among the Administrative Agent, as issuer of such Letter of Credit or otherwise, the Lenders, and the Borrower and shall not put the Administrative Agent, as issuer of such Letter of Credit or otherwise, or any Lender under any liability to the Borrower.

            2.20 Yield Protection. (a) Without limiting the effect of the other provisions of this Section (but without duplication), the Borrower shall pay to the Administrative Agent and each Lender from time to time such amounts as the Administrative Agent or such Lender may determine are necessary to compensate it for any Additional Costs incurred by the Administrative Agent or such Lender.

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

            (d) Without limiting the effect of the other provisions of this Section (but without duplication), the Borrower shall pay to the Administrative Agent and each Lender such amounts as shall be sufficient in the reasonable opinion of the Administrative Agent and such Lender to compensate them for any loss, cost, or expense incurred by and as a result of:

               (i) any payment, prepayment, or conversion by the Borrower of a Eurodollar Rate Loan on a date other than the last day of an Interest Period for such Loan; or

               (ii) any failure by the  Borrower to borrow a Eurodollar
                    Rate Loan or to convert a Floating Rate Loan into a Eurodollar Rate Loan on the date for such borrowing or conversion specified in the relevant Borrowing Request;

such compensation to include with respect to any Eurodollar Rate Loan, an amount equal to the excess, if any, of (A) the amount of interest which would have accrued on the principal amount so paid, prepaid, converted, or not borrowed or converted for the period from the date of such payment, prepayment, conversion, or failure to borrow or convert to the last day of the then current Interest Period for such Loan (or, in the case of a failure to borrow or convert, the Interest Period for such Loan which would have commenced on the date of such failure to borrow or convert) at the applicable rate of interest for such Loan provided for herein over (B) the interest component of the amount the Administrative Agent or such Lender would have bid in the London interbank market for Dollar deposits of amounts comparable to such principal amount and maturities comparable to such period, as reasonably determined by the Administrative Agent or such Lender.

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

            2.21 Illegality. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for any Lender or its Applicable Lending Office to (a) honor its obligation to make Eurodollar Rate Loans, or (b) maintain Eurodollar Rate Loans, then such Lender shall promptly notify the Administrative Agent and the Borrower thereof. The obligation of such Lender to make Eurodollar Rate Loans and convert Floating Rate Loans into Eurodollar Rate Loans shall then be suspended until such time as such Lender may again make and maintain Eurodollar Rate Loans, and the outstanding Eurodollar Rate Loans of such Lender shall be converted into Floating Rate Loans in accordance with Section 2.13.

            2.22  Taxes.  (a) All  payments  made  by the  Borrower  under  this
Agreement shall be made free and clear of, and without reduction or withholding for or on account of, present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority on the basis of any change after the date hereof in any applicable treaty, law, rule, guideline or regulations or in the interpretation or administration thereof, excluding, in the case of the Administrative Agent and each Lender, net income and franchise taxes imposed on the Administrative Agent or such Lender by the jurisdiction under the laws of which the Administrative Agent or such Lender is organized or any political subdivision or taxing authority thereof or therein, or by any jurisdiction in which such Lender's lending office is located or any political subdivision or taxing authority thereof or therein (all such non-excluded taxes, levies, imposts, deductions, charges or withholdings being hereinafter called "Taxes"). If any Taxes are required to be withheld from any amounts payable to the Administrative Agent or any Lender hereunder or under any other Loan Document, the amounts so payable to the Administrative Agent or such Lender shall be increased to the extent necessary to yield to the Administrative Agent or such Lender (after payment of all Taxes) interest or any such other amounts payable hereunder at the rates or in the amounts specified in this Agreement and the other Loan Documents. Whenever any Taxes are payable by the Borrower, as promptly as possible thereafter, the Borrower shall send to the Administrative Agent for its own account or for the account of such Lender, as the case may be, a certified copy of an original official receipt received by the Borrower showing payment thereof. If the Borrower fails to pay any Taxes when due to the appropriate taxing authority or fails to remit to the Administrative Agent the required receipts or other required documentary evidence, the Borrower shall indemnify the Administrative Agent and the Lenders for any incremental taxes, interest or penalties that may become payable by the Administrative Agent or any Lender as a result of any such failure. The agreements in this Section shall survive the termination of this Agreement and the payment of all Obligations.

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

            2.24 Regulatory Change. In the event that by reason of any Regulatory Change or any other circumstance arising after the Closing Date affecting any Lender, such Lender (a) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender which includes deposits by reference to which the interest rate on any Eurodollar Rate Loan is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender which includes any Eurodollar Rate Loan, or (b) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, at the election of such Lender with notice to the Administrative Agent and the Borrower, the obligation of such Lender to make Eurodollar Rate Loans and to convert Floating Rate Loans into Eurodollar Rate Loans shall be suspended until such time as such Regulatory Change or other circumstance ceases to be in effect, and all such outstanding Eurodollar Rate Loans shall be converted into Floating Rate Loans in accordance with Section 2.13.

            2.25 Commitment Fee. To compensate the Lenders for making funds available under this Agreement, the Borrower shall pay to the Administrative Agent for the account of the Lenders in proportion to their respective Percentage Share, on the first day of October, 2001, and on the first day of each third calendar month thereafter and on the Commitment Termination Date, a commitment fee at a per annum rate equal to the Applicable Fee Rate.

                                ARTICLE 3

                               CONDITIONS

            3.1 Conditions Precedent to Initial Loan and Letter of Credit. The Lenders shall have no obligation to make the initial Loan and the Administrative Agent shall have no obligation to issue the initial Letter of Credit unless and until all matters incident to the consummation of the transactions contemplated herein shall be satisfactory to the Administrative Agent, and the Administrative Agent shall have received, reviewed, and approved the following documents and other items, appropriately executed when necessary and, where applicable, acknowledged by one or more authorized officers of the Borrower, all in form and substance satisfactory to the Administrative Agent and dated, where applicable, of even date herewith or a date prior thereto and acceptable to the Administrative Agent.

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

            (f) multiple counterparts, as requested by the Administrative Agent, of the following Security Instruments creating, evidencing, perfecting, and otherwise establishing Liens in favor of the Administrative Agent for the benefit of the Lenders in and to the Collateral which must be furnished on or before the Closing Date.

                   (i) Amendment and Ratification of Mortgage, Deed of Trust, Indenture, Security Agreement, Assignment of Production, and Financing Statement from the Borrower covering certain designated Oil and Gas Properties of the Borrower covering 75% of the value, acceptable to all Lenders, of such Oil and Gas Properties used in determining the Borrowing Base and all improvements, personal property, and fixtures related thereto which form shall be approved by the Required Lenders and if such Lenders have not responded to the Administrative Agent within 10 days from receipt of such form, it will be deemed that such Lenders have approved the form;

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

                   (iv) Security Agreement from the Borrower together with a Financing Statement;

            (g) unaudited Financial Statements of the Borrower as of June 30, 2001;

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

            (k) an upfront fee in the amount of $500,000 payable to the Lenders ratably based on each Lender's Commitment;

            (l)  such   other   agreements,   documents,   instruments,
      opinions, certificates, waivers, consents, and evidence as the Administrative Agent or any Lender may reasonably request.

            3.2 Conditions Precedent to Each Loan. The obligations of the Lenders to make each Loan are subject to the satisfaction of the following additional conditions precedent:

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

            3.3 Conditions Precedent to Issuance of Letters of Credit. The obligation of the Administrative Agent, as the issuer of the Letters of Credit, to issue, renew, or extend any Letter of Credit is subject to the satisfaction of the following additional conditions precedent:

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

            4.1 Existence of Borrower and Subsidiaries. Each of the Borrower and its Subsidiaries is a corporation, duly organized, validly existing and in good standing under the laws of the state of its incorporation and is authorized to do business and in good standing as a foreign corporation in every jurisdiction in which it owns or leases real property or in which the nature of its business requires it to be so qualified, except where the failure to so qualify, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

            4.2 Existence of Partnerships. Each of the Partnerships is duly formed and legally existing under the laws of its jurisdiction of formation and is qualified to do business in every jurisdiction in which the nature of its business requires it to be so qualified, except where the failure to so qualify, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

            4.3 Due Authorization. The execution and delivery by the Borrower of this Agreement and the borrowings hereunder; the execution and delivery by the Borrower of the Notes and the other Loan Documents; the repayment by the Borrower of the Indebtedness evidenced by the Notes and interest and fees, if any, provided in the Notes and the other Loan Documents are within the power of the Borrower; have been duly authorized by all necessary action; and do not and will not (a) require the consent of any Governmental Authority, (b) contravene or conflict with any Requirement of Law or the articles or certificate of incorporation, bylaws, or other organizational or governing documents of the Borrower, (c) contravene or conflict with any Partnership Agreement, or any indenture, instrument or other agreement to which the Borrower is a party or by which the Property of the Borrower is bound or encumbered, or (d) result in or require the creation or imposition of any Lien upon any of the Properties of the Borrower other than as contemplated in the Loan Documents.

            4.4 Valid and Binding Obligations of Borrower. This Agreement and the other Loan Documents, when duly executed and delivered, will be legal, valid and binding obligations of the Borrower, enforceable in accordance with their respective terms, subject to any applicable bankruptcy, insolvency or other laws of general application affecting creditors' rights and judicial decisions interpreting any of the foregoing.

            4.5 Security Instruments. The provisions of each Security Instrument are effective to create in favor of the Lender, a legal, valid, and enforceable Lien in all right, title, and interest of the Borrower in the Collateral described therein, which Liens, assuming the accomplishment of recording and filing in accordance with applicable laws prior to the intervention of rights of other Persons, shall constitute fully perfected first-priority Liens on all right, title, and interest of the Borrower in the Collateral described therein subject to the Permitted Liens.

            4.6 Scope and Accuracy of Financial Statements. The Financial Statements of the Borrower and its Subsidiaries as of June 30, 2001, provided to the Lenders have been prepared in accordance with GAAP consistently applied and fairly reflect the financial condition and the results of the operations of the Borrower, and its Subsidiaries in all material respects as of the dates and for the periods stated therein. No event or circumstance has occurred since June 30, 2001, that has resulted or could reasonably be expected to result in a Material Adverse Effect.

            4.7 Liabilities, Litigation and Restrictions. Except for the liabilities shown in the Financial Statements provided to the Lenders prior to the Closing Date, none of the Borrower, its Subsidiaries or the Partnerships has any liabilities, direct or contingent, which may reasonably be expected to result in a Material Adverse Effect. Except as disclosed to the Lenders in writing prior to the Closing Date, no litigation or other action of any nature affecting any of the Borrower, its Subsidiaries or the Partnerships is pending before any Governmental Authority or, to the knowledge of the Borrower, threatened against or affecting any of the Borrower, its Subsidiaries or the Partnerships, which might reasonably be expected to result in a Material Adverse Effect. To the knowledge of the Borrower, no unusual or unduly burdensome restriction, restraint or hazard exists by contract, law, governmental regulation or otherwise relative to the business or material Properties of any of the Borrower, its Subsidiaries or the Partnerships other than such as relate generally to Persons engaged in the business activities similar to those conducted by the Borrower or such Subsidiary or Partnership, as the case may be.

            4.8 Title to Properties. Each of the Borrower, its Subsidiaries and the Partnerships has good and indefeasible title to all of its material (individually or in the aggregate) Properties, free and clear of all Liens other than Permitted Liens.

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

            4.10 Authorizations and Consents. No authorization, consent, approval, exemption, franchise, permit or license of, or filing with, any Governmental Authority or other Person is required to authorize, or is otherwise required in connection with, the valid execution and delivery by the Borrower of this Agreement and the other Loan Documents or the repayment and performance by the Borrower of the Obligations.

            4.11 Compliance with Laws, Rules, Regulations and Orders. To the knowledge of the Borrower, neither the business nor any of the activities of any of the Borrower, its Subsidiaries or the Partnerships, as presently conducted, violates any Requirement of Law the result of which violation could reasonably be expected to result in a Material Adverse Effect. Each of the Borrower, its Subsidiaries and the Partnerships possesses all licenses, approvals, registrations, permits and other authorizations necessary to enable it to carry on its business in all material respects as now conducted; all such licenses, approvals, registrations, permits and other authorizations are in full force and effect; and the Borrower has no reason to believe that it or any Subsidiary or Partnership will be unable to obtain the renewal of any such licenses, approvals, registrations, permits and other authorizations.

            4.12 Proper Filing of Tax Returns and Payment of Taxes Due. Each of the Borrower, its Subsidiaries and the Partnerships has duly and properly filed all United States income tax returns and all other tax returns which are required to be filed and has paid all taxes due, except such taxes, if any, as are being contested in good faith and as to which adequate reserves in accordance with GAAP have been made. The charges and reserves on the books of each of the Borrower, its Subsidiaries and the Partnerships with respect to taxes and other governmental charges are adequate.

            4.13 ERISA Compliance. Each of the Borrower, its Subsidiaries and the Partnerships is in compliance in all material respects with the applicable provisions of ERISA. No "reportable event", as such term is defined in Section 4043 of ERISA, has occurred with respect to any Plan. None of the Borrower, its Subsidiaries or the Partnerships has incurred or expects to incur any material liability to the Pension Benefit Guaranty Corporation or any Plan. With respect to each Plan, the total value of the accrued benefits (both vested and nonvested) does not materially exceed the value of the assets of such Plan, both valued as of the end of the Plan year immediately prior to the date of this Agreement. None of the Borrower, its Subsidiaries or the Partnerships currently contributes to, or has an obligation to contribute to, or has at any time contributed to, or had an obligation to contribute to, any Multi-employer Plan.

            4.14 Take-or-Pay; Gas Imbalances. Except as disclosed in writing to the Lenders prior to the Closing Date, none of the Borrower, its Subsidiaries or the Partnerships is obligated in any material respect by virtue of any prepayment made under any contract containing a "take-or-pay" or "prepayment" provision or under any similar agreement to deliver hydrocarbons produced from or allocated to any of its Oil and Gas Properties at some future date without receiving full payment therefor at the time of delivery. Except as disclosed in writing to the Lenders prior to the Closing Date, none of the Borrower, its Subsidiaries or the Partnerships has produced gas, in any material amount, subject to balancing rights of third parties or subject to balancing duties under governmental requirements, except as to such matters for which the Borrower or the relevant Subsidiary or Partnership has established monetary reserves adequate in amount to satisfy such obligations and has segregated such reserves from other accounts.

            4.15 Refunds. No orders of, proceedings pending before, or other requirements of, the Federal Energy Regulatory Commission, the Texas Railroad Commission, the Oklahoma Corporation Commission, the Louisiana Conservation Commission, or any other Governmental Authority exist which could result in any of the Borrower, its Subsidiaries or the Partnerships being required to refund any material portion of the proceeds received or to be received from the sale of hydrocarbons constituting part of its Oil and Gas Properties.

            4.16 Casualties or Taking of Property. Except as disclosed to the Lenders in writing prior to the Closing Date, since June 30, 2001, neither the business nor any Property of any of the Borrower, its Subsidiaries or the Partnerships has been materially adversely affected as a result of any fire, explosion, earthquake, flood, drought, windstorm, accident, strike or other labor disturbance, embargo, requisition of taking of Property or cancellation of contracts, permits or concessions by any Governmental Authority, riot, activities of armed forces or acts of God.

            4.17 Locations of Business and Offices. The principal place of business and chief executive office of the Borrower is located at the address for the Borrower set forth in Section 9.4 or at such other location as the Borrower may have, with prior written notice, advised the Administrative Agent.

            4.18 Environmental Compliance. Except as has been disclosed to the Lenders in writing prior to the Closing Date:

       (a) noProperty of any of the Borrower, its Subsidiaries or the Partnerships is currently on, or, to the best knowledge of the Borrower after due inquiry made in accordance with good commercial practices, has ever been on, any federal or state list of Superfund Sites;

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

            4.19 Investment Company Act Compliance. The Borrower is not an "investment company" or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

            4.20 Public Utility Holding Company Act Compliance. The Borrower is not a "holding company," or a "subsidiary company" of a "holding company" or an "affiliate" of either a "holding company" or a "subsidiary company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

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

            4.22  Subsidiaries.  As of the date  hereof,  except as set forth on
Exhibit VIII, the Borrower has no Subsidiaries and none of the Borrower or its Subsidiaries is a partner or participant in any partnership or joint venture. The percentage ownership by the Borrower of outstanding common stock of each Subsidiary and the partnership interest (Distributive Share) of the Borrower in each Partnership is as set forth on Exhibit VIII.

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

            4.24 Maintenance of Properties. Each of the Borrower, its Subsidiaries and the Partnerships has maintained its Properties in good and workable condition, ordinary wear and tear excepted, and in compliance in all material respects with all applicable Requirements of Law.

                                   ARTICLE 5

                              AFFIRMATIVE COVENANTS

            So long as any Obligation remains outstanding or unpaid or any Commitment exists, the Borrower shall:

            5.1 Maintenance and Access to Records. Keep, and cause each of its Subsidiaries and the Partnerships to keep, adequate records in accordance with GAAP, of all of its transactions so that at any time, and from time to time, its financial condition may be readily determined and, at the reasonable request of the Administrative Agent or any Lender, make such records available for inspection and permit the Administrative Agent or such Lender to make and take away copies thereof.

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

            5.3 Annual Financial Statements. Deliver to each Lender, as soon as available but not later than the 120th day after the close of each fiscal year of the Borrower, a copy of the annual audited consolidated and consolidating Financial Statements of the Borrower and its Subsidiaries.

            5.4 Compliance Certificates. Concurrently with the furnishing of the Financial Statements submitted pursuant to Sections 5.2 and 5.3, provide the Administrative Agent a Compliance Certificate; and concurrently with the furnishing of the Financial Statements submitted pursuant to Section 5.3 if requested by any Lender, provide each Lender a certificate in customary form from the independent certified public accountants for the Borrower stating that their audit has not disclosed the existence of any Default or Event of Default or, if their audit has disclosed the existence of any Default or Event of Default, specifying the nature, period of existence and status thereof.

            5.5 Oil and Gas Reserve Reports. (a) Deliver to each Lender each April 1 during the term of this Agreement, engineering reports in usual and customary form and substance, certified by any nationally- or regionally-recognized independent consulting petroleum engineers acceptable to the Lenders as fairly and accurately setting forth (i) the proven and producing, shut in, behind pipe and undeveloped oil and gas reserves (separately classified as such) attributable to the Oil and Gas Properties of the Borrower, its Subsidiaries and the Partnerships as of January 1 of the year for which such reserve reports are furnished, (ii) the aggregate present value of the future net income with respect to such Properties, discounted at a stated per annum discount rate of proven and producing reserves, (iii) projections of the annual rate of production, gross income and net income with respect to such proven and producing reserves, and (iv) information with respect to the "take or pay," "prepayment" and gas balancing liabilities of the Borrower, its Subsidiaries and the Partnerships.

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

            5.6 SEC and Other Reports.  Deliver to each Lender, within five days after any material report (other than financial statements) or other communication is sent by any of the Borrower, its Subsidiaries or the Partnerships to its stockholders or partners or is filed by any of the Borrower, its Subsidiaries or the Partnerships with the Securities and Exchange Commission or any successor or analogous Governmental Authority, copies of such report or communication.

            5.7 Notices. Deliver to Administrative Agent, promptly upon any officer of the Borrower having knowledge of the occurrence of any of the following events or circumstances, a written statement with respect thereto, signed by the chief financial officer of the Borrower, or other authorized representative of the Borrower designated from time to time pursuant to written designation by the Borrower delivered to the Administrative Agent, advising the Lenders of the occurrence of such event or circumstance and the steps, if any, being taken by the Borrower with respect thereto:

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

            5.8 Letters in Lieu of Transfer Orders; Division Orders. Promptly upon request by the Lender at any time and from time to time, execute such letters in lieu of transfer orders, in addition to the letters signed by the Borrower and delivered to the Lender in satisfaction of the condition set forth in Section 3.1(f)(iv) and/or division and/or transfer orders as are necessary or appropriate to transfer and deliver to the Lender proceeds from or attributable to any Mortgaged Property. The above shall only be used if there is a Default or Event of Default.

            5.9 Additional Information. Furnish to the Administrative Agent, promptly upon the request of the Administrative Agent, such additional financial or other information concerning the assets, liabilities, operations and transactions of the Borrower, its Subsidiaries and the Partnerships as the Administrative Agent or any Lender may from time to time reasonably request, including copies of the Partnership Agreements and all amendments thereto, certified as being true and correct by the secretary or assistant secretary of the Borrower; and promptly notify the Administrative Agent each time that a change in the Loan Balance, L/C Exposure, or Borrowing Base would result in a change in the Applicable Margin.

            5.10 Payment of Assessments and Charges. Pay, and cause each of its Subsidiaries and the Partnerships to pay, all taxes, assessments, governmental charges, claims for labor, supplies, rent and other obligations which, if unpaid, might become a Lien against any of its Property, except any of the foregoing being contested in good faith and as to which adequate reserves in accordance with GAAP have been established or unless failure to pay would not have a Material Adverse Effect.

            5.11   Compliance  with  Laws.   Comply,   and  cause  each  of  its
Subsidiaries and the Partnerships to comply, with all Requirements of Law, including (a) the Natural Gas Policy Act of 1978, as amended, (b) Environmental Laws, and (c) all permits, licenses, registrations, approvals and authorizations
(i) related to any natural or environmental resource or media located on, above, within, in the vicinity of, related to or affected by any of its Property, (ii) required for the performance or conduct of its operations, or (iii) applicable to the use, generation, handling, storage, treatment, transport or disposal of Hazardous Substances; and cause all of its employees, agents, contractors, subcontractors and future lessees (pursuant to appropriate lease provisions), while such Persons are acting within the scope of their relationship with the Borrower, such Subsidiary or Partnership, as the case may be, to comply with all applicable Requirements of Law as may be necessary or appropriate to enable the Borrower or such Subsidiary or Partnership, as the case may be, to so comply.

            5.12 ERISA Information and Compliance. Furnish to each Lender upon request, copies of each annual and other report with respect to each Plan or any trust created thereunder filed with the United States Secretary of Labor or the Pension Benefit Guaranty Corporation; fund, and cause each of its Subsidiaries and the Partnerships to fund, all current service pension liabilities as they are incurred under the provisions of all Plans and Multi-employer Plans; and comply, and cause each of its Subsidiaries and the Partnerships to comply, with all applicable provisions of ERISA.

            5.13 Hazardous Substances Indemnification. INDEMNIFY AND HOLD EACH LENDER AND THE ADMINISTRATIVE AGENT AND ALL OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT AND AFFILIATES OF EACH LENDER AND THE ADMINISTRATIVE AGENT HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS, LOSSES, DAMAGES, LIABILITIES, FINES, PENALTIES, CHARGES, ADMINISTRATIVE AND JUDICIAL PROCEEDINGS AND ORDERS, JUDGMENTS, REMEDIAL ACTIONS, REQUIREMENTS AND ENFORCEMENT ACTIONS OF ANY KIND, AND ALL COSTS AND EXPENSES INCURRED IN CONNECTION THEREWITH (INCLUDING ATTORNEYS' FEES AND EXPENSES), ARISING DIRECTLY OR INDIRECTLY, IN WHOLE OR IN PART, FROM (A) THE PRESENCE OF ANY HAZARDOUS SUBSTANCE ON, UNDER OR FROM THE PROPERTY OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS, WHETHER PRIOR TO OR DURING THE TERM HEREOF, (B) ANY ACTIVITY CARRIED ON OR UNDERTAKEN ON OR OFF THE PROPERTY OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS, WHETHER PRIOR TO OR DURING THE TERM HEREOF, AND WHETHER BY ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS OR ANY PREDECESSOR IN TITLE OR ANY EMPLOYEES, AGENTS, CONTRACTORS OR SUB-CONTRACTORS OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS OR ANY PREDECESSOR IN TITLE, OR ANY THIRD PERSONS AT ANY TIME OCCUPYING OR PRESENT ON SUCH PROPERTIES, IN CONNECTION WITH THE HANDLING, TREATMENT, REMOVAL, STORAGE, DECONTAMINATION, CLEANUP, TRANSPORTATION OR DISPOSAL OF ANY HAZARDOUS SUBSTANCE AT ANY TIME LOCATED OR PRESENT ON OR UNDER SUCH PROPERTY, (C) ANY RESIDUAL CONTAMINATION ON OR UNDER THE PROPERTY OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS, OR
(D) ANY CONTAMINATION OF ANY PROPERTY OR NATURAL RESOURCES ARISING IN CONNECTION WITH OR RESULTING FROM THE GENERATION, USE, HANDLING, STORAGE, TRANSPORTATION OR DISPOSAL OF ANY HAZARDOUS SUBSTANCE BY ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS OR ANY EMPLOYEE, AGENT, CONTRACTOR OR SUBCONTRACTOR OF ANY OF THE BORROWER, ITS SUBSIDIARIES OR THE PARTNERSHIPS WHILE SUCH PERSONS ARE ACTING WITHIN THE SCOPE OF THEIR RELATIONSHIP WITH THE BORROWER, SUCH SUBSIDIARY OR PARTNERSHIP, AS THE CASE MAY BE, IRRESPECTIVE OF WHETHER ANY OF SUCH ACTIVITIES WERE OR WILL BE UNDERTAKEN IN ACCORDANCE WITH REQUIREMENTS OF LAW, INCLUDING ANY OF THE FOREGOING ARISING FROM NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF ANY LENDER OR THE ADMINISTRATIVE AGENT OR ANY OF THEIR OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS IN FACT AND AFFILIATES. THE FOREGOING INDEMNITY SHALL SURVIVE SATISFACTION OF ALL OBLIGATIONS AND THE TERMINATION OF THIS AGREEMENT.

            5.14 Further Assurances. Promptly cure any defects, errors, or omissions in the execution and delivery of any of the Loan Documents and all agreements contemplated thereby, and upon notice, promptly execute and deliver to the Administrative Agent all such other assurances and instruments as shall, in the opinion of the Administrative Agent, be necessary to fulfill the terms of the Loan Documents.

            5.15 Fees and Expenses of Administrative Agent. Upon request by the Administration Agent, promptly reimburse the Administrative Agent for all amounts reasonably expended, advanced or incurred by the Administrative Agent in connection with the development, preparation and execution of this Agreement and the other Loan Documents and all amendments, restatements, supplements and modifications hereto and thereto and the consummation of the transactions contemplated hereby and thereby and all amounts reasonably expended, advanced or incurred by the Administrative Agent or any Lender to collect the Notes and enforce the rights of the Lenders and the Administrative Agent under this
Agreement and the other Loan Documents, which amounts shall be deemed compensatory in nature and liquidated as to amount upon notice to the Borrower by the Administrative Agent or such Lender as applicable and which amounts will include, but not be limited to, (a) attorneys' fees, (b) all court costs, (c) fees of auditors and accountants, (d) investigation expenses, (e) fees and expenses incurred in connection with the participation of the Lenders and the Administrative Agent as members of the creditors' committee in a case commenced under Title 11 of the United States Code or other similar law of the United States, the State of Texas or any other jurisdiction, incurred by the Administrative Agent in connection with the collection of the Obligations, and
(f) any and all search, registration, recording and filing fees and any and all liabilities with respect to stamp, excise and other taxes, together with interest at the Floating Rate, calculated on the basis of a year of 365 or 366 days, as the case may be, on each such amount from the date of notification to the Borrower that the same was expended, advanced or incurred by the Administrative Agent until the date it is repaid to the Administrative Agent. The obligations of the Borrower under this Section shall survive the nonassumption of this Agreement in a case commenced under Title 11 of the United States Code or other similar law of the United States, the State of Texas or any other jurisdiction and be binding upon the Borrower and any trustee, receiver or liquidator of the Borrower appointed in any such case.

            5.16 Indemnification of Lenders and Administrative Agent.  INDEMNIFY
AND HOLD EACH LENDER AND THE ADMINISTRATIVE AGENT AND ALL OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT AND AFFILIATES OF EACH LENDER AND THE ADMINISTRATIVE AGENT (EACH SUCH PERSON AN "INDEMNITEE") HARMLESS FROM ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS OF ANY KIND OR NATURE WHATSOEVER (INCLUDING REASONABLE ATTORNEYS' FEES AND DISBURSEMENTS) INCURRED BY OR ASSERTED AGAINST ANY INDEMNITEE ARISING OUT OF, IN ANY WAY CONNECTED WITH, OR AS A RESULT OF (A) THE EXECUTION OR DELIVERY OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT,
(B) THE PERFORMANCE BY THE PARTIES TO THE LOAN DOCUMENTS OF THEIR RESPECTIVE OBLIGATIONS THEREUNDER OR THE CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED THEREBY, OR (C) THE ENFORCEMENT OF THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS (ALL THE FOREGOING IN THIS SECTION, COLLECTIVELY, THE "INDEMNIFIED LIABILITIES"), INCLUDING INDEMNIFIED LIABILITIES ARISING FROM THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF ANY INDEMNITEE; PROVIDED THAT THE BORROWER SHALL HAVE NO OBLIGATION UNDER THIS SECTION TO ANY INDEMNITEE WITH RESPECT TO INDEMNIFIED LIABILITIES THAT ARE DETERMINED BY A COURT OF COMPETENT JURISDICTION BY FINAL AND NON-APPEALABLE JUDGMENT TO HAVE RESULTED FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF SUCH INDEMNITEE OR FROM THE BREACH BY SUCH INDEMNITEE OF ITS OBLIGATIONS UNDER ANY LOAN DOCUMENT. THE OBLIGATIONS OF THE BORROWER UNDER THIS SECTION SHALL SURVIVE THE SATISFACTION OF ALL OBLIGATIONS, THE TERMINATION OF THIS AGREEMENT AND THE NONASSUMPTION OF THIS AGREEMENT IN A CASE COMMENCED UNDER TITLE 11 OF THE UNITED STATES CODE OR OTHER SIMILAR LAW OF THE UNITED STATES, THE STATE OF TEXAS OR ANY OTHER JURISDICTION AND BE BINDING UPON THE BORROWER AND ANY TRUSTEE, RECEIVER OR LIQUIDATOR OF THE BORROWER APPOINTED IN ANY SUCH CASE.

            5.17 Maintenance of Existence and Good Standing. Maintain, and cause each of its Subsidiaries and the Partnerships to maintain, its corporate or partnership existence, as the case may be; and maintain, and cause each of its Subsidiaries and the Partnerships to maintain, its qualification and good standing in all jurisdictions wherein the Property now owned or hereafter acquired or the business now or hereafter conducted necessitates same except where the failure to so maintain such qualification and good standing would not have a Material Adverse Effect.

            5.18 Maintenance of Tangible Property. Maintain, and cause each of its Subsidiaries and the Partnerships to maintain, all of its material tangible Property in good repair and condition and make all necessary replacements thereof and operate such Property in a good and workmanlike manner.

            5.19 Maintenance of Insurance. Maintain, or cause to be maintained, insurance with respect to the properties and business of each of the Borrower, its Subsidiaries and the Partnerships against such liabilities, casualties, risks and contingencies and in such amounts as is customary in the industry; and furnish to the Administrative Agent, at the execution of this Agreement and at the request of any Lender thereafter, certificates evidencing such insurance.

            5.20 Inspection of Tangible Property. Permit any authorized representative of any Lender or the Administrative Agent, at the sole risk of such party and such authorized representatives, to visit and inspect any tangible Property of any of the Borrower, its Subsidiaries or the Partnerships.

            5.21 Payment of Notes and Performance of Obligations. Pay the Notes according to the reading, tenor and effect thereof, as modified by this Agreement, and pay and perform all Obligations.

            5.22 Operation of Oil and Gas Properties. Develop, maintain and operate, and cause each of its Subsidiaries and the Partnerships to develop, maintain and operate, its Oil and Gas Properties in a prudent and workmanlike manner in accordance with industry standards.

            5.23 Performance of Designated Contracts. Perform and observe in all material respects all of its obligations under the Partnership Agreements and perform and observe, and cause each of its Subsidiaries and the Partnerships to perform and observe, in all material respects all of its obligations under all material agreements and contracts of such Person.

            5.24 Title Opinions; Title Defects. At closing and promptly upon the request of the Administrative Agent, furnish to the Administrative Agent title opinions, in form and substance and by counsel satisfactory to the
Administrative Agent, or other confirmation of title acceptable to the Administrative Agent, covering Oil and Gas Properties constituting not less than 80% of the value, determined by the Administrative Agent in its sole discretion, of the Mortgaged Properties; and promptly, but in any event within 60 days after notice by the Administrative Agent of any defect, material in the opinion of the Administrative Agent in value, in the title of the Borrower to any of its Oil and Gas Properties, clear such title defects, and, in the event any such title defects are not cured in a timely manner, pay all related costs and fees incurred by the Administrative Agent to do so.

                                   ARTICLE 6

                               NEGATIVE COVENANTS

            So long as any Obligation remains outstanding or any Commitment exists, without the prior written consent of the Required Lenders, the Borrower will not:

            6.1 Indebtedness; Contingent Obligations. Create, incur, assume or permit to exist any Indebtedness or Contingent Obligations, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing restrictions shall not apply to (a) the Obligations other than Hedging Obligations; (b) unsecured accounts payable incurred in the ordinary course of business, which are not unpaid in excess of 60 days beyond invoice date or are being contested in good faith and as to which such reserve as is required by GAAP has been made; (c) performance guarantees and performance surety or other bonds provided in the ordinary course of business; (d) operating leases entered into in the ordinary course of business or endorsements of instruments for collection in the ordinary course of business; (e) purchase-money Indebtedness of the Borrower only incurred in connection with the acquisition of equipment not exceeding $5,000,000 at any time outstanding; (f) New Subordinated Debt; (g) Senior Subordinated Debt (h) obligations with respect to Hedging Agreements entered into with any Lender or any affiliate of any Lender or another counterparty satisfactory to the Administrative Agent provided that (i) in the case of hydrocarbon Hedging Agreements, such Hedging Agreements protect against actual exposure to volatility in hydrocarbon prices and the aggregate of the notional and contracted amounts of such Hedging Agreements in any form other than put options do not cover at any time a volume of hydrocarbons exceeding 80% of the projected production from the proved producing reserves as reflected on the Reserve Report most recently provided to the Administrative Agent, and the aggregate of the notional and contracted amounts of all Hedging Agreements do not cover at any time a volume of hydrocarbons exceeding 100% of the projected production from the proved producing reserves as reflected on the Reserve Report most recently provided to the Administrative Agent, and (ii) the net mark-to-market exposure under such Hedging Agreements does not exceed $2,500,000 in the aggregate for the Borrower, its Subsidiaries, and the Partnerships, (i) debt incurred by Swift Energy New Zealand Limited up to $25,000,000, which debt is non-recourse to the Borrower, and (j) other Indebtedness not exceeding $5,000,000 in the aggregate at any time outstanding for the Borrower and its Subsidiaries.

            6.2 Loans or Advances. Make or agree to make or allow to remain outstanding any loans or advances to any Person, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing restrictions shall not apply to (a) advances or extensions of credit in the form of accounts receivable incurred in the ordinary course of business and upon terms common in the industry for such accounts receivable, (b) accounts receivable owed by the Partnerships to the Borrower with respect to general and administrative and/or direct expenses and not outstanding for more than 60 days,
(c) loans, advances or extensions of credit to suppliers or contractors under applicable contracts or agreements in connection with oil and gas development activities of the Borrower or such Subsidiary or Partnership, (d) loans and advances to employees of the Borrower or such Subsidiary in the ordinary course of business not exceeding $1,000,000 in the aggregate at any time outstanding,
(e) loans or advances by the Borrower to any Partnership not outstanding for more than 60 days and not exceeding the uncollected but accrued revenues payable to the Borrower with respect to Oil and Gas Properties but attributable to such Partnership, the aggregate of which for all Partnerships shall not exceed $8,000,000 at any time outstanding, (f) loans or advances by the Borrower to Swift Energy Marketing Company which, together with Investments permitted pursuant to Section 6.8(g) shall not exceed $6,000,000, or (g) loans or advances to wholly owned Subsidiaries for Oil and Gas related investments in an amount not to exceed $5,000,000 in the aggregate unless such Subsidiary has provided a guaranty hereunder.

            6.3 Mortgages or Pledges of Assets. Create, incur, assume or permit to exist, any Lien on any of its Properties, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing restriction in this Section shall not apply to Permitted Liens and shall not apply to any liens securing debt incurred by Swift Energy New Zealand limited under Section 6.1(i).

            6.4 Sales of Properties; Leasebacks. Sell, transfer or otherwise dispose of, in any 12-month period, in one or any series of transactions, in excess of $10,000,000 in the aggregate per fiscal year of its Property, or enter into any arrangement to do so, or enter into any arrangement to sell or transfer any Property and thereafter rent or lease as lessee such Property or other
Property intended for the same use or purpose of the Property sold or transferred, or permit any of its Subsidiaries or the Partnerships to do any of the foregoing in this Section; provided, however, the foregoing restrictions shall not apply to (a) the sale of hydrocarbons or inventory in the ordinary course of business at prices at least substantially equivalent to the open market prices at the time of sale for comparable hydrocarbons or inventory other than the sale of a production payment and provided that no contract for the sale of hydrocarbons shall obligate any of the Borrower, its Subsidiaries or the Partnerships to deliver hydrocarbons at some future date without receiving full payment therefor within 90 days of delivery, (b) the sale or other disposition of Property destroyed, lost, worn out, damaged or having only salvage value or no longer used or useful in the business of the Borrower, (c) farmouts or similar agreements entered into in the ordinary course of business; or (d) sales of Partnership interest.

            6.5 Dividends and Distributions. Declare, pay or make, whether in cash or other Property, any dividend or distribution on any share of any class of its capital stock other than cash dividends not exceeding $5,000,000 in any fiscal year, provided that both before and after giving effect to any such distribution there shall exist no Default or Event of Default, and dividends paid in capital stock of the Borrower; or purchase, redeem or otherwise acquire, directly or indirectly, for value or set apart in any way for redemption, retirement or other acquisition, directly or indirectly, any of its stock now or hereafter outstanding; return any capital to its stockholders; or make any distribution (whether by reduction of capital or otherwise) of its assets to its stockholders. Provided, however, the Borrower may acquire of its common stock after the Closing Date having a fair market value at the time of Acquisition not to exceed in the aggregate $15,000,000.

            6.6 Changes in Corporate Structure. Enter into any transaction of consolidation, merger or amalgamation unless the Borrower is the surviving corporation of any such consolidation, merger or amalgamation and no Default or Event of Default exists or will occur as a result thereof; or liquidate, wind up or dissolve or suffer any liquidation or dissolution.

            6.7 Rental or Lease Agreements. Enter into any contract to rent or lease any Properties, real or personal, the aggregate of rental and lease payments under which for the Borrower, its Subsidiaries and the Partnerships on a consolidated basis will exceed $2,000,000 in any calendar or fiscal year or $10,000,000 during the term of such leases; provided, however, the foregoing restriction shall not apply to (a) bonuses and rentals paid under oil, gas and mineral leases, or (b) the lease covering the corporate office of the Borrower.

            6.8 Investments. Acquire Investments in, or purchase or otherwise acquire all or substantially all of the assets of, any Person, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing shall not apply to (a) investments in United States government-issued securities with maturities of no more than one year or certificates of deposit or repurchase agreements issued by (i) any Lender or (ii) any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000 and with maturities of no more than one year, (b) commercial paper rated at least P-1 by Moody's Investor Service, Inc. or A-1 by Standard & Poor's Corporation and with maturities of no more than nine months from the date of acquisition thereof, (c) short-term investments in the Eurodollar market through (i) any Lender, (ii) any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000, or (iii) any other Person acceptable to the Administrative Agent,
(d) short-term interest bearing deposits with any Lender or any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000,
(e) the purchase of Oil and Gas Properties or investments with respect to and relating to the production of oil, gas and other liquid or gaseous hydrocarbons from Oil and Gas Properties, (f) investments by the Borrower in the Partnerships in amounts not to exceed those required as capital contributions under the applicable Partnership Agreements; provided, however, at any time that a Default or Event of Default exists, no investment may be made in any partnership or joint venture in which the Borrower is not, at such time, a partner or joint venturer other than those formed pursuant to Registration Statement No. 33-37983 on Form S-1 filed by the Borrower with the Securities and Exchange Commission on November 28, 1990 (Swift Depositary Interests I), (g) Investments by the Borrower in Swift Energy Marketing Company which, together with loans and advances permitted by Section 6.2(f) shall not exceed $6,000,000, (h) investments in and related to the production of oil, gas and other hydrocarbons in New Zealand may not exceed $75,000,000 through December 31, 2001 and an additional $40,000,000 in 2002 and an additional $30,000,000 per year thereafter, or (i) the acquisition of oil and gas properties in New Zealand by Swift Energy New Zealand Limited which does not exceed $75,000,000 in the aggregate through June 30, 2002.

            6.9 Lines of Business; Subsidiaries. Expand, on its own or through a Subsidiary, into any line of business other than (a) those in which the Borrower or such Subsidiary is engaged as of the date hereof and (b) other lines of business related to the production of oil, gas and other hydrocarbons; or permit any material change to be made in the character of its business as conducted as of the date hereof.

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

            6.11 Sale or Discount of Receivables. Except to minimize losses on bona fide debts previously contracted, discount or sell with recourse, or sell for less than the greater of the face or market value thereof, any of its notes receivable or accounts receivable.

            6.12 Transactions With Affiliates. Enter into any transaction (including the sale, lease or exchange of Property or the rendering of service), directly or indirectly, with any of its Affiliates other than upon fair and reasonable terms no less favorable than the Borrower could obtain in an arm's length transaction with a Person which was not an Affiliate.

            6.13 Tangible Net Worth. Permit Tangible Net Worth as of the close of any fiscal quarter to be less than $340,000,000 plus 75% of positive Net Income and 100% of net proceeds from any equity offering for all fiscal periods ending subsequent to September 30, 2001, excluding the effect of ceiling test write downs.

            6.14 Current Ratio. Permit the ratio of Current Assets (plus Available Commitment) to Current Liabilities to be at any time less than 1.0 to 1.0.

            6.15 Debt Coverage Ratio. Permit the ratio for any fiscal quarter of Cash Flow to Debt Service to be less than 1.20 to 1.00 at September 30, 2001, and thereafter.

            6.16 Leverage Ratio. Permit the ratio for any fiscal quarter of Total Debt to Total Capital to be greater than 60% excluding the effect of ceiling test write downs.

            6.17 Amendment of Partnership Agreements. Amend or consent to the amendment of any Partnership Agreement the effect of which may result in the diminution of the Distributive Share with respect to the relevant Partnership or otherwise adversely affect the interest of the Borrower in such Partnership or increase the capital contribution of the Borrower with respect to such Partnership.

            6.18 New Subordinated Debt and Senior Subordinated Debt. Amend, extend or modify any of the terms or provisions of any documents, notes, or agreements evidencing or governing the New Subordinated Debt and the Senior Subordinated Debt or consent to any of the foregoing; or at any time following the occurrence and during the continuance of any Default or Event of Default, make any payment, whether in cash or other Property, on or with respect to the New Subordinated Debt or the Senior Subordinated Debt. The Borrower may not redeem any part of the New Subordinated Debt or Senior Subordinated Debt without the consent of the Required Lenders.

            6.19 Negative Pledges. Except pursuant to this Agreement, enter into or permit to exist any agreement which prohibits or restricts the granting, incurring, assuming, or permitting to exist any Lien on any of its Properties or provides that any such occurrence shall constitute a default or breach of such agreement. Notwithstanding the above, this shall not apply to the New Zealand property as described on Exhibit IX.

            6.20 New Subordinated Debt. The terms of the New Subordinated Debt shall not deviate materially from the draft prospectus of September, 2001.

                                   ARTICLE 7

                                EVENTS OF DEFAULT

       7.1 Enumeration of Events of Default. Any of the following events shall be considered an Event of Default as that term is used herein:

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

            7.2 Rights Upon Default. (a) Upon the occurrence of any Event of Default specified in Sections 7.1 (e) or (f), immediately and without notice,
(i) all Obligations shall become due and payable, without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, all of which are expressly waived by the Borrower, (ii) the Commitments shall immediately terminate unless and until the Lenders and the Administrative Agent shall reinstate the same in writing, and (iii) with the oral consent of the Required Lenders (confirmed promptly in writing), each Lender and the Administrative Agent are hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits (general or special, time or demand, provisional or final) held by such Lender or the Administrative Agent and any and all other indebtedness at any time owing by such Lender or the Administrative Agent to or for the credit or account of the Borrower against any and all Obligations.

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

                                   ARTICLE 8

                            THE ADMINISTRATIVE AGENT

            8.1 Appointment. Each Lender hereby designates and appoints the Administrative Agent as the agent of such Lender under this Agreement and the other Loan Documents. Each Lender authorizes the Administrative Agent, as the agent for such Lender, to take such action on behalf of such Lender under the provisions of this Agreement and the other Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Administrative Agent by the terms of this Agreement and the other Loan Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in this Agreement or in any other Loan Document, the Administrative Agent shall not have any duties or responsibilities except those expressly set forth herein or in any other Loan Document or any fiduciary relationship with any Lender; and no implied covenants, functions, responsibilities, duties, obligations or liabilities on the part of the Administrative Agent shall be read into this Agreement or any other Loan Document or otherwise exist against the Administrative Agent.

            8.2 Delegation of Duties. The Administrative Agent may execute any of its duties under this Agreement and the other Loan Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

            8.3 Exculpatory Provisions. Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates shall be (a) required to initiate or conduct any litigation or collection proceedings hereunder, except with the concurrence of the Required Lenders and contribution by each Lender of its Percentage Share of costs reasonably expected by the Administrative Agent to be incurred in connection therewith, (b) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Agreement or any other Loan Document (except for gross negligence or willful misconduct of the Administrative Agent or such Person), or (c) responsible in any manner to any Lender for any recitals, statements, representations or warranties made by the Borrower or any officer thereof contained in this Agreement or any other Loan Document or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or any other Loan Document, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document or for any failure of the Borrower to perform its obligations hereunder or thereunder. The Administrative Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Borrower.

            8.4 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any Note, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including counsel to the Borrower), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent may deem and treat the payee of any Note as the owner thereof for all purposes unless and until a written notice of assignment, negotiation or transfer thereof shall have been received by the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Lenders or all Lenders to the extent required by Section 9.2 as it deems appropriate and contribution by each Lender of its Percentage Share of costs reasonably expected by the Administrative Agent to be incurred in connection therewith. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement and the other Loan Documents in accordance with a request of the Required Lenders or all Lenders to the extent required by Section 9.2. Such request and any action taken or failure to act pursuant thereto shall be binding upon the Lenders and all future holders of the Notes. In no event shall the Administrative Agent be required to take any action that exposes the Administrative Agent to personal liability or that is contrary to any Loan Document or applicable Requirement of Law.

            8.5 Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default unless the Administrative Agent has received notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default." In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give notice thereof to the Lenders. The Administrative Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Lenders; provided that unless and until the
Administrative Agent shall have received such directions, subject to the provisions of Section 7.2, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Lenders. In the event that the officer of the Administrative Agent primarily responsible for the lending relationship with the Borrower or the officer of any Lender primarily responsible for the lending relationship with the Borrower becomes aware that a Default or Event of Default has occurred and is continuing, the Administrative Agent or such Lender, as the case may be, shall use its good faith efforts to inform the other Lenders and/or the Administrative Agent, as the case may be, of such occurrence. Notwithstanding the preceding sentence, failure to comply with the preceding sentence shall not result in any liability to the Administrative Agent or any Lender.

            8.6 Non-Reliance on Administrative Agent and Other Lenders. Each Lender expressly acknowledges that neither the Administrative Agent nor any other Lender nor any of their respective officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representation or warranty to such Lender and that no act by the Administrative Agent or any other Lender hereafter taken, including any review of the affairs of the Borrower, shall be deemed to constitute any representation or warranty by the Administrative Agent or any Lender to any other Lender. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, condition (financial and otherwise) and creditworthiness of the Borrower and the value of the Properties of the Borrower and has made its own decision to enter into this Agreement. Each Lender also represents that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, condition (financial and otherwise) and creditworthiness of the Borrower and the value of the Properties of the Borrower. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, condition (financial and otherwise) or creditworthiness of the Borrower or the value of the Properties of the Borrower which may come into the possession of the Administrative Agent or any of its officers, directors, employees, agents, attorneys-in-fact or affiliates.

            8.7 Indemnification. EACH LENDER AGREES TO INDEMNIFY THE ADMINISTRATIVE AGENT AND ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT AND AFFILIATES (TO THE EXTENT NOT REIMBURSED BY THE BORROWER AND WITHOUT LIMITING THE OBLIGATION OF THE BORROWER TO DO SO), RATABLY ACCORDING TO THE PERCENTAGE SHARE OF SUCH LENDER, FROM AND AGAINST ANY AND ALL LIABILITIES, CLAIMS, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS OF ANY KIND WHATSOEVER WHICH MAY AT ANY TIME (INCLUDING ANY TIME FOLLOWING THE PAYMENT AND PERFORMANCE OF ALL OBLIGATIONS AND THE TERMINATION OF THIS AGREEMENT) BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR ANY OTHER DOCUMENT CONTEMPLATED OR REFERRED TO HEREIN OR THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACTION TAKEN OR OMITTED BY THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES UNDER OR IN CONNECTION WITH ANY OF THE FOREGOING, INCLUDING ANY LIABILITIES, CLAIMS, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS IMPOSED, INCURRED OR ASSERTED AS A RESULT OF THE NEGLIGENCE, WHETHER SOLE OR CONCURRENT, OF THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES; PROVIDED THAT NO LENDER SHALL BE LIABLE FOR THE PAYMENT OF ANY PORTION OF SUCH LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES OR DISBURSEMENTS RESULTING SOLELY FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF THE ADMINISTRATIVE AGENT OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS-IN-FACT OR AFFILIATES. THE AGREEMENTS IN THIS SECTION SHALL SURVIVE THE PAYMENT AND PERFORMANCE OF ALL OBLIGATIONS AND THE TERMINATION OF THIS AGREEMENT.

            8.8 Restitution. Should the right of the Administrative Agent or any Lender to realize funds with respect to the Obligations be challenged and any application of such funds to the Obligations be reversed, whether by
Governmental Authority or otherwise, or should the Borrower otherwise be entitled to a refund or return of funds distributed to the Lenders in connection with the Obligations, the Administrative Agent or such Lender, as the case may be, shall promptly notify the Lenders of such fact. Not later than Noon, Central Standard or Daylight Savings Time, as the case may be, of the Business Day following such notice, each Lender shall pay to the Administrative Agent an amount equal to the ratable share of such Lender of the funds required to be returned to the Borrower. The ratable share of each Lender shall be determined on the basis of the percentage of the payment all or a portion of which is required to be refunded originally distributed to such Lender, if such percentage can be determined, or, if such percentage cannot be determined, on the basis of the Percentage Share of such Lender. The Administrative Agent shall forward such funds to the Borrower or to the Lender required to return such funds. If any such amount due to the Administrative Agent is made available by any Lender after Noon, Central Standard or Daylight Savings Time, as the case may be, of the Business Day following such notice, such Lender shall pay to the Administrative Agent (or the Lender required to return funds to the Borrower, as the case may be) for its own account interest on such amount at a rate equal to the Federal Funds Rate for the period from and including the date on which restitution to the Borrower is made by the Administrative Agent (or the Lender required to return funds to the Borrower, as the case may be) to but not including the date on which such Lender failing to timely forward its share of funds required to be returned to the Borrower shall have made its ratable share of such funds available.

            8.9 Administrative Agent in Its Individual Capacity. The Administrative Agent and its affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Borrower as though the Administrative Agent were not the agent hereunder. With respect to any Note issued to the Lender serving as the Administrative Agent, the Administrative Agent shall have the same rights and powers under this Agreement as a Lender and may exercise such rights and powers as though it were not the Administrative Agent. The terms "Lender" and "Lenders" shall include the Administrative Agent in its individual capacity.

            8.10 Successor Administrative Agent. The Administrative Agent may resign as Administrative Agent upon ten days' notice to the Lenders and the Borrower. If the Administrative Agent shall resign as Administrative Agent under this Agreement and the other Loan Documents, Lenders for which the Percentage Shares aggregate at least 66-2/3% shall appoint from among the Lenders a successor agent for the Lenders, whereupon such successor agent shall succeed to the rights, powers and duties of the Administrative Agent. The term "Administrative Agent" shall mean such successor agent effective upon its appointment. The rights, powers and duties of the former Administrative Agent as Administrative Agent shall be terminated, without any other or further act or deed on the part of such former Administrative Agent or any of the parties to this Agreement or any holders of the Notes. After the removal or resignation of any Administrative Agent hereunder as Administrative Agent, the provisions of this Article and Sections 5.12, 5.14, and 5.15 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement and the other Loan Documents.

            8.11 Applicable Parties. The provisions of this Article 8 are solely for the benefit of the Administrative Agent and the Lenders, and the Borrower shall not have any rights as a third party beneficiary or otherwise under any of the provisions of this Article. In performing functions and duties hereunder and under the other Loan Documents, the Administrative Agent shall act solely as the agent of the Lenders and does not assume, nor shall it be deemed to have assumed, any obligation or relationship of trust or agency with or for the Borrower or any legal representative, successor and assign of the Borrower. The Documenting Agent and the Syndication Agent have no duties hereunder.

                                   ARTICLE 9

                                  MISCELLANEOUS

            9.1 Assignments; Participations. (a) The Borrower may not assign any of its rights or obligations under any Loan Document without the prior consent of the Administrative Agent and all of the Lenders.

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

            9.2 Amendments and Waivers. Neither this Agreement nor any of the other Loan Documents nor any terms hereof or thereof may be amended, supplemented or modified except in accordance with the provisions of this Section. The Administrative Agent and the Borrower may, with the written consent of the Required Lenders, from time to time, enter into written amendments, supplements or modifications to the Loan Documents for the purpose of adding any provisions to this Agreement or the other Loan Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or thereunder or waiving, on such terms and conditions as the Administrative Agent may specify in such instrument, any of the requirements of this Agreement or the other Loan Documents or any Default or Event of Default and its consequences; provided, however, that no such amendment, supplement, modification or waiver shall (a) extend the time of payment of any Note or any installment thereof, reduce the rate or extend the time of payment of interest thereon, extend the Commitment Termination Date or Final Maturity, reduce or extend the time of payment of any fee payable to the Lenders hereunder, reduce the principal amount of the Obligations, release any Collateral in excess of that allowed by Section 6.4, change the Percentage Share of any Lender or the definition of the Facility Amount or the Borrowing Base, amend, modify or waive any provision of this Section or Section 2.11, 3.2, 3.3, 5.12, 5.15 or 8.10 or any other provision applicable to the determination of the Borrowing Base, change the percentage specified in the definition of Required Lenders, or consent to the assignment or transfer by the Borrower of any of its rights or obligations under this Agreement or the other Loan Documents, in any such case without the written consent of all Lenders, (b) amend, modify or waive any provision of Article 8 or the rights or obligations of the Administrative Agent without the written consent of the Administrative Agent, or (c) amend, modify or waive any provision of Section 2.20 or the rights or obligations of the Administrative Agent as the issuer of Letters of Credit without the written consent of the Administrative Agent. Any such amendment, supplement, modification or waiver shall apply equally to each of the Lenders and shall be binding upon the Borrower, the Lenders, the Administrative Agent, and all future holders of the Notes. In the event of any waiver, the Borrower, the Lenders, and the Administrative Agent shall be restored to their respective former positions and rights hereunder and under the other Loan Documents, and any Default or Event of Default waived shall be deemed to be cured and not continuing; but no such waiver shall extend to any subsequent or other Default or Event of Default or impair any right with respect thereto. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the party against whom enforcement of the change, waiver, discharge or termination is sought.

            9.3 Survival of Representations, Warranties and Covenants. All representations and warranties of the Borrower and all covenants and agreements herein made shall survive the execution and delivery of the Notes and this Agreement and shall remain in force and effect so long as any Obligation remains outstanding or any Commitment exists.

            9.4 Notices and Other Communications. Except as to oral notices expressly authorized herein, which oral notices shall be confirmed in writing, all notices, requests, and communications hereunder shall be in writing (including by telecopy). Unless otherwise expressly provided herein, any such notice, request, demand, or other communication shall be deemed to have been duly given or made when delivered by hand, or, in the case of delivery by mail, two Business Days after deposited in the mail, certified mail, return receipt requested, postage prepaid, or, in the case of telecopy notice, when receipt thereof is acknowledged orally or by written confirmation report, addressed to each party at the "Address for Notices" specified below its name on the signature pages hereof or at such other address as shall be designated by such party in a properly given notice; provided, that notice, request or communication to or upon the Administrative Agent pursuant to Section 2.1(a) or
Section 2.2(a) shall not be effective until actually received.

            9.5 Parties in Interest. All covenants and agreements herein contained by or on behalf of the Borrower, the Lenders, and the Administrative Agent shall be binding upon and inure to the benefit of the Borrower, the Lenders, or the Administrative Agent, as the case may be, and their respective legal representatives, successors and assigns.

            9.6 No Waiver; Rights Cumulative. No course of dealing on the part of any Lender or the Administrative Agent or the officers or employees of any Lender or the Administrative Agent, nor any failure or delay by any Lender or the Administrative Agent with respect to exercising any of their rights, powers or privileges under this Agreement or any other Loan Document shall operate as a waiver thereof. The rights and remedies of the Lenders and the Administrative Agent under this Agreement and the other Loan Documents shall be cumulative, and the exercise or partial exercise of any such right or remedy shall not preclude the exercise of any other right or remedy. No making of a Loan or issuance of a Letter of Credit shall constitute a waiver of any of the covenants or warranties of the Borrower contained herein or of any of the conditions to the obligation of the Lenders to make other Loans or the Administrative Agent to issue other Letters of Credit hereunder. In the event the Borrower is unable to satisfy any such covenant, warranty or condition, no such Loan shall have the effect of precluding the Administrative Agent from thereafter declaring such inability to be an Event of Default as hereinabove provided.

            9.7 Survival Upon Unenforceability. In the event any one or more of the provisions contained in this Agreement or any other Loan Document shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof or of any other Loan Document.

            9.8 Rights of Third Parties. All provisions herein are imposed solely and exclusively for the benefit of the Lenders, the Administrative Agent, and the Borrower; and no other Person shall have standing to require satisfaction of such provisions in accordance with their terms or be entitled to assume that the Lenders will refuse to make Loans or the Administrative Agent will refuse to issue Letters of Credit in the absence of strict compliance with any or all of such provisions; and any or all of such provisions may, subject to the provisions of Section 9.2 as to the rights of the Lenders, be freely waived in whole or in part by the Administrative Agent at any time if in its sole discretion it deems it advisable to do so.

            9.9 Controlling Agreement. In the event of a conflict between the provisions of this Agreement and those of any other Loan Document, the provisions of this Agreement shall control.

            9.10 Integration. THIS AGREEMENT AMENDS, RESTATES, AND REPLACES THE EXISTING CREDIT AGREEMENT AND CONSTITUTES THE ENTIRE AGREEMENT AMONG THE PARTIES HERETO WITH RESPECT TO THE SUBJECT HEREOF. THIS AGREEMENT SUPERSEDES ANY PRIOR AGREEMENT AMONG THE PARTIES HERETO, WHETHER WRITTEN OR ORAL, RELATING TO THE SUBJECT HEREOF. THIS AGREEMENT AND THE OTHER WRITTEN LOAN DOCUMENTS REPRESENT, COLLECTIVELY, THE FINAL AGREEMENT AMONG THE PARTIES THERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF SUCH PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.

            9.11 Jurisdiction and Venue. ALL ACTIONS OR PROCEEDINGS WITH RESPECT TO, ARISING DIRECTLY OR INDIRECTLY IN CONNECTION WITH, OUT OF, RELATED TO, OR FROM THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE LITIGATED, AT THE SOLE DISCRETION AND ELECTION OF THE ADMINISTRATIVE AGENT, IN COURTS HAVING SITUS IN HOUSTON, HARRIS COUNTY, TEXAS. THE BORROWER HEREBY SUBMITS TO THE JURISDICTION OF ANY LOCAL, STATE, OR FEDERAL COURT LOCATED IN HOUSTON, HARRIS COUNTY, TEXAS, AND HEREBY WAIVES ANY RIGHTS IT MAY HAVE TO TRANSFER OR CHANGE THE JURISDICTION OR VENUE OF ANY LITIGATION BROUGHT AGAINST IT BY THE ADMINISTRATIVE AGENT OR ANY LENDER IN ACCORDANCE WITH THIS SECTION.

            9.12 Waiver of Rights to Jury Trial. THE BORROWER, THE ADMINISTRATIVE AGENT, AND EACH LENDER HEREBY KNOWINGLY, VOLUNTARILY, INTENTIONALLY, IRREVOCABLY, AND UNCONDITIONALLY WAIVE ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING, COUNTERCLAIM, OR OTHER LITIGATION THAT RELATES TO OR ARISES OUT OF ANY OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE ACTS OR OMISSIONS OF THE ADMINISTRATIVE AGENT OR ANY LENDER IN THE ENFORCEMENT OF ANY OF THE TERMS OR PROVISIONS OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR OTHERWISE WITH RESPECT THERETO. THE PROVISIONS OF THIS SECTION ARE A MATERIAL INDUCEMENT FOR THE ADMINISTRATIVE AGENT AND THE LENDERS ENTERING INTO THIS AGREEMENT.

            9.13 Governing Law. THIS AGREEMENT AND THE NOTES SHALL BE DEEMED TO BE CONTRACTS MADE UNDER AND SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF TEXAS WITHOUT GIVING EFFECT TO PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW; PROVIDED, HOWEVER, THAT VERNON'S TEXAS CIVIL STATUTES, ARTICLE 5069, CHAPTER 15 (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY.

            9.14 Counterparts. For the convenience of the parties, this Agreement may be executed in multiple counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which together shall constitute one and the same agreement.

            IN WITNESS WHEREOF, this Agreement is executed effective as of the date first above written.

                                    BORROWER:

                                    SWIFT ENERGY COMPANY



                                    By:
                                        ----------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Senior Vice President
                                        Chief Financial Officer


Address for Notices:
Swift Energy Corporation
16825 Northchase Drive, Suite 400
Houston, Texas  77060
Attention:  Alton D. Heckaman, Jr.
Telecopy:  (281) 874-2701





                       (Signatures Continued on Next Page)

                                    ADMINISTRATIVE AGENT AND LENDER:

                                    BANK ONE, NA (Main Office Chicago)



                                    By:
                                        ----------------------------------------
                                        Charles Kingswell-Smith
                                        First Vice President


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

910 Travis
Houston, Texas 77002

Address for Notices:

Bank One, NA
910 Travis
Houston, Texas 77002
Attention: Charles Kingswell-Smith
Telecopy:  (713) 751-3544




                       (Signatures Continued on Next Page)

                                    LENDER:

                                    BANK OF SCOTLAND



                                    By:
                                        ----------------------------------------
                                    Printed Name:
                                                 -------------------------------
                                    Title:
                                          --------------------------------------


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

565 Fifth Avenue
New York, New York 10017
Attention: Karen Workman

Address for Notices:
1021 Main Street, Suite 1370
Suite 1750
Houston, Texas 77002
Attention: Richard Butler
Telecopy: 713-651-9714

With a copy to:
Annie Glynn
565 Fifth Avenue
New York, New York 10017



                       (Signatures Continued on Next Page)

                                    LENDER:
                                    THE SANWA BANK, LIMITED



                                    By:
                                        ----------------------------------------
                                    Printed Name:
                                                  ------------------------------
                                    Title:
                                          --------------------------------------


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

Park Avenue Plaza
55 East 52nd Street
New York, New York 10055
Attention: Wai Mei (Sandy) Lew

Address for Notices:
Park Avenue Plaza
55 East 52nd Street
New York, NY 10055
Attention:  Kentaro Yamagishi
Telecopy: 212-754-2360

with a copy to:

Mr. Clyde Redford
Vice President
Sanwa Bank
1200 Smith Suite 2670
Houston, Texas  77002



                       (Signatures Continued on Next Page)

                                    SYNDICATION AGENT AND LENDER:
                                    CIBC INC.



                                    By:
                                       -----------------------------------------
                                    Printed Name:
                                                 -------------------------------
                                    Title:
                                          --------------------------------------



                                    By:
                                       -----------------------------------------
                                    Printed Name:
                                                 -------------------------------
                                    Title:
                                          --------------------------------------


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

2727 Paces Ferry Road
Suite 1200
2 Paces West, Bldg. 2
Atlanta, Georgia 30339
Attention:     Kathryn McGovern
               Senior Associate

Address for Notices:
1600 Smith Street
Suite 3100
Houston, TX 77002
Attention: Mark H. Wolf
Telecopy: 713-650-2588




                       (Signatures Continued on Next Page)

                                    DOCUMENTATION AGENT AND LENDER:
                                    SOCIETE GENERALE, SOUTHWEST AGENCY



                                    By:
                                       -----------------------------------------
                                    Printed Name:
                                                 -------------------------------
                                    Title:
                                          --------------------------------------



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

2001 Ross Avenue, Suite 4800
Dallas, Texas 75201
Attention: Stacie Row


Address for Notices:

1111 Bagby, Suite 2020
Houston, TX 77002
Attention: Mr. Richard Gould, Director
Telecopy: 712-650-0824




                       (Signatures Continued on Next Page)

                                    DOCUMENTATION AGENT AND LENDER:
                                    CREDIT LYONNAIS NEW YORK BRANCH



                                    By:
                                       -----------------------------------------
                                    Printed Name:
                                                 -------------------------------
                                    Title:
                                          --------------------------------------



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

1301 Avenue of the Americas, 15th Floor
New York, New York 10019
Attn: Loan Administration Department

with a copy to:

1100 Louisiana, Suite 5360
Houston, Texas 77002
Attention: John Falbo

Address for Notices:

1301 Avenue of the Americas, 15th Floor
New York, New York 10019
Attn: Loan Administration Department

with a copy to:

1000 Louisiana, Suite 5360
Houston, TX 77002
Attention: John Falbo
Telecopy: 713-751-0307



                       (Signatures Continued on Next Page)

                                    SYNDICATION AGENT AND LENDER:
                                    WELLS FARGO BANK (TEXAS), NATIONAL
                                    ASSOCIATION



                                    By:
                                       -----------------------------------------
                                    Printed Name:
                                                 -------------------------------
                                    Title:
                                          --------------------------------------



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

------------------------------------
------------------------------------
------------------------------------
Attention:
           -------------------------


Address for Notices:

------------------------------------
------------------------------------
------------------------------------
Attention:
           -------------------------
Telecopy:
          --------------------------

                                    EXHIBIT I

                                 PROMISSORY NOTE



$60,000,000                     Houston, Texas                September 28, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BANK ONE, NA ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of SIXTY MILLION DOLLARS ($60,000,000), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY


                                    By:
                                       -----------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$35,000,000                      Houston, Texas               September 28, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of CIBC INC. ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY-FIVE MILLION DOLLARS ($35,000,000), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                   SWIFT ENERGY COMPANY



                                   By:
                                      ------------------------------------------
                                            Alton D. Heckaman, Jr.
                                            Senior Vice President
                                            Chief Financial Officer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$35,000,000                     Houston, Texas                September 28, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of SOCIETE GENERALE ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY-FIVE MILLION DOLLARS ($35,000,000), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY



                                    By:
                                       -----------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$35,000,000                       Houston, Texas              September 28, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of CREDIT LYONNAIS New York Branch ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY FIVE MILLION DOLLARS ($35,000,000), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication
Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY



                                    By:
                                       -----------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    EXHIBIT I

                                 PROMISSORY NOTE

$30,000,000                      Houston, Texas               September 28, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BANK OF SCOTLAND ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY MILLION DOLLARS ($30,000,000), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY



                                    By:
                                       -----------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$20,000,000                     Houston, Texas                September 28, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of THE SANWA BANK, LIMITED ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of TWENTY MILLION DOLLARS ($20,000,000), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY



                                    By:
                                       -----------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$35,000,000                        Houston, Texas             September 28, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY FIVE MILLION DOLLARS ($35,000,000), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY



                                    By:
                                       -----------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                   EXHIBIT II

                                     FORM OF

                              ASSIGNMENT AGREEMENT

            THIS ASSIGNMENT AGREEMENT (this "Agreement") is dated as of _______, 2000, by and between ______________ (the "Assignor") and _____________ (the
"Assignee").

                                    RECITALS

            A. The Assignor is a party to the Amended and Restated Credit Agreement dated as of September 28, 2001 (as amended, restated or supplemented from time to time, the "Credit Agreement"), by and among Swift Energy Company, a Texas corporation (the "Borrower"), each of the lenders that is or becomes a party thereto as provided in Section 9.1(b) of the Credit Agreement (individually, together with its successors and assigns, a "Lender", and collectively, together with their successors and assigns, the "Lenders"), and Bank One, NA, a national banking association (in its individual capacity, "Bank One") and as agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent").

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

            1.2 Other Definitions. As used herein, the following terms have the following respective meanings:

               "Assigned Interest" shall mean all of Assignor's (in its capacity as a "Lender") rights and obligations (i) under the Credit Agreement and the other Loan Documents in respect of [all][a portion] of the Facility Amount of the Assignor in the principal amount equal to $____________, including, without limitation, any obligation to participate pro rata in any L/C Exposure and (ii) to make Loans under its Commitment up to the lesser of Facility Amount referenced above or the Borrowing Base in effect from time to time and any right to receive payments for the Loans currently outstanding under its Commitment in the principal amount of $____________ (the "Loan Balance"), plus the interest and fees which will accrue from and after the Assignment Date.

               "Assignment Date" shall mean _______________, 20____.

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

                                    ASSIGNOR

                                    --------------------------------------------



                                    By:
                                       -----------------------------------------
                                    Name:
                                         ---------------------------------------
                                    Title:
                                          --------------------------------------



                                    Address for Notices:


                                    --------------------------------------------
                                    --------------------------------------------
                                    --------------------------------------------

                                    Telecopier No.:
                                                   -----------------------------
                                    Telephone No.:
                                                  ------------------------------
                                    Attention:
                                              ----------------------------------

                                    ASSIGNEE

                                    --------------------------------------------



                                    By:
                                       -----------------------------------------
                                    Name:
                                         ---------------------------------------
                                    Title:
                                          --------------------------------------



                                    Address for Notices:



                                    --------------------------------------------
                                    --------------------------------------------
                                    --------------------------------------------

                                    Telecopier No.:
                                                   -----------------------------
                                    Telephone No.:
                                                  ------------------------------
                                    Attention:
                                              ----------------------------------



ACKNOWLEDGED AND CONSENTED TO:

BANK ONE, NA
as Administrative Agent


By:
   ---------------------------------
Name:
     -------------------------------
Title:
      ------------------------------

                                   EXHIBIT III

                            FORM OF BORROWING REQUEST

                                __________, 20___
                                     (Date)

Bank One, NA
910 Travis
Houston, Texas  77002
Attention:  Charles Kingswell-Smith

            Re: Amended and Restated Credit Agreement dated as of September 28, 2001, among Swift Energy Company, Bank One, NA, as a Lender and as the Administrative Agent, and the Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement")

Ladies and Gentlemen:

            The   undersigned,   being  the  duly  authorized  [Vice  President]
[Treasurer] [__________] of the Borrower, hereby makes the requests indicated below:

            1. Advances

            (a) Aggregate amount of new Advances to be $_________ ;

            (b) Requested funding date is _______________,20__;

            (c) $_________ of such borrowings is to be a Floating Rate Advance;

            $_________ of such  borrowings  is to be a Eurodollar  Rate Advance;
            and

            (d) Length of Interest Period for Eurodollar Rate Advance is _________ months.

            2. LIBO Rate Advance continuation for Eurodollar Rage Avance maturing on ________:

            (a) Aggregate amount to be continued as a Eurodollar Rate Advance is $_________;

            (b) Aggregate amount to be converted to a Floating Rate Advance is $_________;

            (c) Length of Interest Period for continued Eurodollar Rate Advances is _________ months.

            3. Conversion of Floating Rate Advance to Eurodollar Rate Advance:


                                      III-i

            Convert $_________ of the Floating Rate Advance to a Eurodollar Rate Advance on _________ with an Interest Period of _________ months. The undersigned certifies that [s]he is the __________ of the
Borrower and that as such [s]he is authorized to execute this certificate on behalf of the Borrower. The undersigned further certifies, represents and warrants on behalf of the Borrower that (a) the Borrower is entitled to receive the requested borrowing, continuation or conversion under the terms and conditions of the Credit Agreement, (b) no Default or Event of Default exists as of the date hereof or will occur as a result of the requested borrowing, continuation or conversion, (c) the representations and warranties contained in the Loan Documents are true and correct, and (d) the information set forth below is true and correct:

                 (i)     The   Loan   Balance   as  of  the   date   hereof   is
                         $______________;

                 (ii)    The L/C Exposure as of the date hereof is $___________;
                         and

                 (iii) Thesum of the Loan Balance, the L/C Exposure, and the amount of any new Loan requested herein is $________________, and such sum represents ____% of the Borrowing Base in effect as of the date hereof.

            Each capitalized term used but not defined herein shall have the meaning assigned to such term in the Credit Agreement.

                                    Very truly yours,

                                    SWIFT ENERGY COMPANY


                                    By:
                                       -----------------------------------------
                                    Printed Name:
                                                 -------------------------------
                                    Title:
                                          --------------------------------------


                                     III-ii

                                   EXHIBIT IV

                         FORM OF COMPLIANCE CERTIFICATE

                                 __________, 20

Bank One, NA, as Administrative Agent
910 Travis
Houston, Texas 77002
Attention: Charles Kingswell-Smith

            Re: Amended and Restated Credit Agreement dated as of September 28, 2001, among Swift Energy Company, Bank One, NA, as a Lender and as the Administrative Agent, and the Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement")

Ladies and Gentlemen:

                 Pursuant to applicable requirements of the Credit Agreement, the undersigned, as the duly authorized [President] [Treasurer] [chief financial officer] [chief accounting officer] of the Borrower, hereby certifies to you the following information as true and correct as of the date hereof or for the period indicated, as the case may be, to-wit:

            1. A review of the activities of the Borrower has been made under my supervision with a view to determining whether the Borrower has fulfilled all of its obligations under the Credit Agreement and the other Loan Documents.

            [2. To the best knowledge of the undersigned, no Default or Event of Default exists or has occurred since the date of our previous certification, if any, to you.]

            [2. To the best knowledge of the undersigned, the following Defaults or Events of Default exist or have occurred since the date of our previous certification, if any, to you, and the actions set forth below are being taken to remedy such circumstances:]

            3. The compliance of the Borrower with the financial covenants of the Credit Agreement, as of the close of business on _______________, is evidenced by the following:

            (a) Section 6.13: Tangible Net Worth: Permit Tangible Net Worth as of the close of any fiscal quarter to be less than $340,000,000 plus 75% of positive Net Income and 100% of net proceeds from any equity offering for all fiscal periods ending subsequent to September 30, 2001, excluding the effect of ceiling test write downs.

                                    Actual

                                    $-----------

            (b) Section 6.14: Current Ratio: Permit the ratio of Current Assets (plus Available Commitment) to Current -------------- Liabilities to be at any time less than 1.0 to 1.0.

                                    Actual

                                    _____ to 1.0

            (c) Section 6.15: Debt Coverage Ratio: Permit the ratio for any fiscal quarter of Cash Flow to Debt Service --------------------- to be less than 1.20 to 1.00 at September 30, 2001, and thereafter.

                                    Actual

                                    _____ to 1.0

            (d) Section 6.16: Leverage Ratio: Borrower will not permit the ratio for any fiscal quarter of Total Debt to --------------- Total Capital to be greater than 60% excluding the effect of ceiling test write downs.

                                    Actual

            4. No Material Adverse Effect has occurred since the date of the Financial Statements dated as of __________.

                 Each capitalized term used but not defined herein shall have the meaning assigned to such term in the Credit Agreement.

                                    Very truly yours,
                                    SWIFT ENERGY COMPANY


                                    By:
                                       -----------------------------------------
                                    Printed Name:
                                                 -------------------------------
                                    Title:
                                          --------------------------------------

                                    EXHIBIT V

                                FACILITY AMOUNTS


Name of Lender
--------------
                                                           Facility
                                                             Amount
                                                            -------
Bank One, NA                                            $60,000,000
CIBC Inc.                                                35,000,000
Credit Lyonnais New York Branch                          35,000,000
Wells Fargo Bank (Texas), National Association           35,000,000
Societe Generale                                         35,000,000
Bank of Scotland                                         30,000,000
The Sanwa Bank, Limited                                  20,000,000
                                                         ----------
Total                                                  $250,000,000

                                   EXHIBIT VI

                                   DISCLOSURES

Section 1.2       Liens:

Liens perfected by the following financing statements as on file in the Office of Secretary of State for the State of Texas:

Financing Statement No.

1. 93-195655 - Secured Party - First United Leasing - filed October 11, 1993.

2. 93-211680 - Secured Party - National Oilwell - filed November 3, 1993.

                                   EXHIBIT VII

                          [FORM OF OPINION OF COUNSEL]


                                 [Closing Date]

To each Lender party
to the Amended and Restated Credit Agreement referenced below and
Bank One, NA,
as Administrative Agent

            Re: Amended and Restated Credit Agreement dated as of September 28, 2001 by and among Swift Energy Company, Bank One, NA, as Administrative Agent, and the Lenders signatory thereto from time to time (the "Credit Agreement")

Ladies and Gentlemen:

                 We have acted as counsel to Swift Energy Company (the "Borrower") in connection with the transactions contemplated in the Credit Agreement. This Opinion is delivered pursuant to Section 3.1(i) of the Credit Agreement, and the Administrative Agent and the Lenders are hereby authorized to rely upon this Opinion in connection with the transactions contemplated in the Credit Agreement. Each capitalized term used but not defined herein shall have the meaning assigned to such term in the Credit Agreement.

                 In our representation of the Borrower, we have examined an executed counterpart of each of the following (the "Loan Documents"):

            (1)  the Credit Agreement;

            (2)  the Note  dated as of even date  herewith  payable to Bank One;
                 and

            (3)  the Note dated as of even date herewith payable to CIBC, Inc.

            (4) the Note dated as of even date herewith payable to Societe Generale Southwest Agency

            (5)  the Note  dated as of even  date  herewith  payable  to  Credit
                 Lyonnais

            (6) the Note dated as of even date herewith payable to Bank of Scotland

            (7) the Note dated as of even date herewith payable to The Sanwa Bank, Limited

            (8) the Note dated as of even date herewith payable to Wells Fargo Bank National Association.


                                     VII-i

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

            B. The execution and delivery by the Borrower of the Credit Agreement and the borrowings thereunder, the execution and delivery by the Borrower of the other Loan Documents, and the payment and performance of all obligations of the Borrower thereunder are within the power of the Borrower, have been duly authorized by all necessary corporate action, and do not (a) require the consent of any Governmental Authority, (b) contravene or conflict with any Requirement of Law or the articles or certificate of incorporation, bylaws, or other organizational or governing documents of the Borrower, (c) to our knowledge after due inquiry, contravene or conflict with any Partnership Agreement or any indenture, instrument, or other agreement to which the Borrower is a party or by which any Property of the Borrower may be presently bound or encumbered, or (d) result in or require the creation or imposition of any Lien upon any Property of the Borrower other than as contemplated by the Loan Documents.

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


                                     VII-ii

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

            The  opinions   expressed   herein  are  subject  to  the  following
qualifications and limitations:

            (i) We are licensed to practice law only in the State of Texas and other jurisdictions whose laws are not applicable to the opinions expressed herein; accordingly, the foregoing opinions are limited solely to the laws of the State of Texas, and applicable United States federal law.

            (ii) The validity, binding effect, and enforceability of the Loan Documents may be limited or affected by bankruptcy, insolvency, moratorium, reorganization, or other similar laws affecting rights of creditors generally, including, without limitation, statutes or rules of law which limit the effect of waivers of rights by a debtor or grantor; provided, however, that the limitations and other effects of such statutes or rules of law upon the validity and binding effect of the Loan Documents should not differ materially from the limitations and other effects of such statutes or rules of law upon the validity and binding effect of credit agreements and promissory notes generally.

            (iii) The enforceability of the obligations of the Borrower under the Loan Documents is subject to general principles of equity (whether such enforceability is considered in a suit in equity or at law).


                                     VII-iii

                  This Opinion is furnished by us solely for the benefit of the Administrative Agent and the Lenders in connection with the transactions contemplated by the Loan Documents and is not to be quoted in whole or in part or otherwise referred to or disclosed in any other transaction.


                                    Very truly yours,


                                     VII-iv

                                  EXHIBIT VIII

                          SUBSIDIARIES AND PARTNERSHIPS

                                    Percentage Ownership of
                                   Outstanding Common Stock     Place of Incorporation or
                                    or Partnership Interest     Jurisdiction of Formation          Address of Principal
               Name                  (Distributive Share)            of Partnership                  Place of Business
               ----                  --------------------            --------------                  -----------------

Subsidiaries:
------------
GASRS, Inc.                                 100.00%                        TX               16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swenco-Western, Inc.                        100.00%                        TX               16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Marketing Co.                  100.00%                        TX               16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Depositary Company                    100.00%                        TX               16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy International, Inc.            100.00%                        TX               16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy de Venezuela, C.A.             100.00%                     Venezuela           16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Canada, Ltd.                   100.00%                      Canada             16823 Northchase Drive, Suite 400
                                                                                            Houston, Texas  77060

Swift Energy New Zealand Limited            100.00%                    New Zealand          16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060


                                     VIII-i

Partnerships:
------------
Taylor Gathering System                     25.00%                         WV               c/o Swift Energy Company
                                                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 9.00%                         TX               c/o Swift Energy Company
1986-D, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 9.00%                         TX               c/o Swift Energy Company
1987-A, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 9.00%                         TX               c/o Swift Energy Company
1987-B, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 9.00%                         TX               c/o Swift Energy Company
1987-C, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 9.00%                         TX               c/o Swift Energy Company
1987-D, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 9.00%                         TX               c/o Swift Energy Company
1988-A, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060



                                    VIII-ii

Swift Energy Income Partners                 9.00%                         TX               c/o Swift Energy Company
1988-B, Ltd                                                                                 16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 9.00%                         TX               c/o Swift Energy Company
1988-C, Ltd                                                                                 16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 13.5%                         TX               c/o Swift Energy Company
1988-D, Ltd                                                                                 16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 13.5%                         TX               c/o Swift Energy Company
1989-A, Ltd                                                                                 16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 13.5%                         TX               c/o Swift Energy Company
1989-B, Ltd                                                                                 16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 13.5%                         TX               c/o Swift Energy Company
1989-C, Ltd                                                                                 16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 13.5%                         TX               c/o Swift Energy Company
1989-D, Ltd                                                                                 16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income Partners                 13.5%                         TX               c/o Swift Energy Company
1990-A, Ltd                                                                                 16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060


                                    VIII-iii

Swift Energy Income Partners                 13.5%                         TX               c/o Swift Energy Company
1990-B, Ltd                                                                                 16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Managed Pension                 9.00%                         TX               c/o Swift Energy Company
Assets Partner-ship 1988-A, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Managed Pension                 9.00%                         TX               c/o Swift Energy Company
Assets Partner-ship 1988-B, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Managed Pension                 9.00%                         TX               c/o Swift Energy Company
Assets Partner-ship 1988-C, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Managed Pension                 13.5%                         TX               c/o Swift Energy Company
Assets Partner-ship 1989-A, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Managed Pension                 13.5%                         TX               c/o Swift Energy Company
Assets Partner-ship 1989-B, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Managed Pension                 13.5%                         TX               c/o Swift Energy Company
Assets Partner-ship 1989-C, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Managed Pension                 13.5%                         TX               c/o Swift Energy Company
Assets Partner-ship 1989-D, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060


                                    VIII-iv

Swift Energy Managed Pension                 13.5%                         TX               c/o Swift Energy Company
Assets Partner-ship 1990-A, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Managed Pension                 13.5%                         TX               c/o Swift Energy Company
Assets Partner-ship 1990-B, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1991-C, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1992-A, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1992-B, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1992-C, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1992-D, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1993-A, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060


                                     VIII-v

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1993-B, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income                          9.50%                         TX               c/o Swift Energy Company
Partners 1988-1, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income                         14.23%                         TX               c/o Swift Energy Company
Partners 1988-2, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income                         14.23%                         TX               c/o Swift Energy Company
Partners 1988-3, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income                         14.23%                         TX               c/o Swift Energy Company
Partners 1989-1, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income                         14.23%                         TX               c/o Swift Energy Company
Partners 1989-2 Ltd.                                                                        16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income                         14.23%                         TX               c/o Swift Energy Company
Partners 1989-3, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income                         14.23%                         TX               c/o Swift Energy Company
Partners 1989-4, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060


                                    VIII-vi

Swift Energy Income                         14.23%                         TX               c/o Swift Energy Company
Partners 1990-1, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Income                         14.23%                         TX               c/o Swift Energy Company
Partners 1990-2, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension                        14.25%                         TX               c/o Swift Energy Company
Partners 1991-C, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension                        14.25%                         TX               c/o Swift Energy Company
Partners 1992-A, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension                        14.25%                         TX               c/o Swift Energy Company
Partners 1992-B, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension                        14.25%                         TX               c/o Swift Energy Company
Partners 1992-C, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension                        14.25%                         TX               c/o Swift Energy Company
Partners 1992-D, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension                        14.25%                         TX               c/o Swift Energy Company
Partners 1993-A, Ltd.                                                                       16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060


                                    VIII-vii

Swift Energy Managed Pension                 9.50%                         TX               c/o Swift Energy Company
Assets Partner-ship 1988-1, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Managed Pension                14.23%                         TX               c/o Swift Energy Company
Assets Partner-ship 1988-2, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Managed Pension                14.23%                         TX               c/o Swift Energy Company
Assets Partner-ship 1989-1, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Managed Pension                14.23%                         TX               c/o Swift Energy Company
Assets Partner-ship 1989-2, Ltd.                                                            16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1993-C, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1993-D, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1994-A, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1994-B, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060


                                   VIII-viii

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1994-C, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             14.25%                         TX               c/o Swift Energy Company
1995-A, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Operating Partners             24.25%                         TX               c/o Swift Energy Company
1995-B, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension Partners               14.25%                         TX               c/o Swift Energy Company
1993-B, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension Partners               14.25%                         TX               c/o Swift Energy Company
1993-C, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension Partners               14.25%                         TX               c/o Swift Energy Company
1993-D, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension Partners               14.25%                         TX               c/o Swift Energy Company
1994-A, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension Partners               14.25%                         TX               c/o Swift Energy Company
1994-B, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060


                                    VIII-viii

Swift Energy Pension Partners               14.25%                         TX               c/o Swift Energy Company
1994-C, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension Partners               14.25%                         TX               c/o Swift Energy Company
1995-A, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Pension Partners               24.25%                         TX               c/o Swift Energy Company
1995-B, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Drilling Venture               20.00%                         TX               c/o Swift Energy Company
1996-1, Ltd.                                                                                16825 Northchase
                                                                                            Houston, Texas 77060

Swift Energy Drilling Venture               20.00%                         TX               c/o Swift Energy Company
1997-1, Ltd.                                                                                16825 Northchase
                                                                                            Houston, Texas 77060

Swift Energy Drilling Venture               20.00%                         TX               c/o Swift Energy Company
1997-2, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Drilling Venture               20.00%                         TX               c/o Swift Energy Company
1998-1, Ltd.                                                                                16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Development                    40.00%                         TX               c/o Swift Energy Company
Program 1996-A, Ltd.                                                                        16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060


                                     VIII-ix

Swift Energy Development                    40.00%                         TX               c/o Swift Energy Company
Program 1998, Ltd.                                                                          16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060


                                    VIII-x

                                   EXHIBIT IX

                      [Description of New Zealand Property]

Any and all permits, contracts, property and other rights situated in New Zealand, including, but not limited to, the permit areas known as PEP 38716, 38718, 38719 and 38730.

                                    EXHIBIT X

                                Pricing schedule

--------------------------------------------------------------------------------
                                 Level I      Level II    Level III    Level IV
                                 Status        Status      Status       Status
------------------------------ ------------ ----------- ------------ -----------
Applicable Margin
------------------------------ ------------ ----------- ------------ -----------
   Eurodollar Rate Loans       1.25% p.a.   137.5% p.a. 1.625% p.a.  1.75% p.a.
------------------------------ ------------ ----------- ------------ -----------
   Alternate Base Rate Loans   0.00% p.a.   0.00% p.a.  0.00% p.a.   0.00% p.a.
------------------------------ ------------ ----------- ------------ -----------
Applicable Fee Rate (*)        .375% p.a.   .375% p.a.  .375% p.a.   .375% p.a.
------------------------------ ------------ ----------- ------------ -----------

For the purposes of this Schedule, the following terms have the following meanings subject to the final paragraph of this Schedule:

      "Borrowing Base Usage" means, as of any date, the percent of the Borrowing Base then in effect represented by the sum of (i) the aggregate principal amount of all loans then outstanding under this Agreement, plus (ii) the aggregate face amount of all Letters of Credit then outstanding under this Agreement.

      "Level I Status" exists at any date if the Borrowing Base Usage as of such date is less than 50%.

      "Level II Status" exists at any date if the Borrowing Base Usage as of such date is less than 75%, but equal to or in excess of 50%.

      "Level III Status" exists at any date if the Borrowing Base Usage as of such date is less than 90%, but equal to or in excess of 75%.

      "Level IV Status" exists at any date, if the Borrower has not qualified for Level I Status, Level II Status, or Level III Status.

      "Status" means Level I Status, Level II Status, Level III Status, or Level IV Status.

Applicable Fee Rate determined in accordance with the pricing Schedule hereto on the average daily unused (outstanding Letters of Credit will count as usage) portion of the Commitment Amount, payable quarterly in arrears to the
Administrative Agent for the ratable benefit of the Lenders (including the Administrative Agent) from closing until the Maturity Date.

The Applicable Margin and Applicable Fee Rate shall be determined by the Administrative Agent from time to time in accordance with the foregoing table.

                                   Exhibit 12

                                           Nine Months Ended September 30,
                                             2001                 2000
                                       -----------------   ----------------

     GROSS G&A                             19,355,263          17,522,334
     NET G&A                                5,991,518           4,256,879
     INTEREST EXPENSE                       9,232,406          12,046,008
     RENT EXPENSE                             960,617             941,715
     NET INCOME BEFORE TAXES               70,529,593          61,885,565
     CAPITALIZED INTEREST                   4,679,802           3,721,259
     DEPLETED CAPITALIZED INTEREST            224,693             252,382


            CALCULATED DATA
     -------------------------------

     UNALLOCATED G&A (%)                       30.96%              24.29%
     NON-CAPITAL RENT EXPENSE                 297,364             228,780
     1/3 NON-CAPITAL RENT EXPENSE              99,121              76,260
     FIXED CHARGES                         14,011,329          15,843,527
     EARNINGS                              80,085,814          74,260,216


                                                 5.72                4.69
                                       =================   ================