Form 10-K
period 2001-12-31
SWIFT ENERGY CO
filed 2002-03-21
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates at March 1, 2002 was approximately $418,510,995.

The number of shares of common stock outstanding as of December 31, 2001 was 24,795,564 shares of common stock, $.01 par value.

                       Documents Incorporated by Reference

Document                                      Incorporated as to

Notice and Proxy Statement for the            Part III, Items 10, 11, 12, and 13
AnnualMeeting of Shareholders to
be held May 14, 2002

Form 10-K
Swift Energy Company and Subsidiaries

10-K Part and Item No.                                           Page

Part I
   Item 1.    Business                                             3

   Item 2.    Properties                                           5

   Item 3.    Legal Proceedings                                   19

   Item 4.    Submission of Matters to a Vote of
              Security Holders                                    19

Part II
   Item 5.    Market for the Registrant's Common
              Equity and Related Stockholder Matters              19

   Item 6.    Selected Financial Data                             20

   Item 7.    Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                           23

   Item 7A.   Quantitative and Qualitative Disclosures
              About Market Risk                                   32

   Item 8.    Financial Statements and Supple-
              mentary Data                                        34

   Item 9.    Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                60

Part III
   Item 10.   Directors and Executive Officers of
              the Registrant (1)                                  60

   Item 11.   Executive Compensation (1)                          60

   Item 12.   Security Ownership of Certain Bene-
              ficial Owners and Management (1)                    60

   Item 13.   Certain Relationships and Related
              Transactions (1)                                    60

Part IV
   Item 14.   Exhibits, Financial Statement
              Schedules and Reports on Form 8-K                   61

     (1) Incorporated by reference from Notice and Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2002.

                                     PART I

Items 1 and 2. Business and Properties

     See pages 17 and 18 for explanations of abbreviations and terms used herein.

General

     Swift Energy Company is engaged in developing, exploring, acquiring, and operating oil and gas properties, with a focus on onshore oil and natural gas reserves in Texas and Louisiana and onshore oil and natural gas reserves in New Zealand. The Company was founded in 1979 and is headquartered in Houston, Texas. As of December 31, 2001, we had interests in 1,235 wells located domestically in five states, in federal offshore waters, and in New Zealand. We operated 854 of these wells representing 95% our proved reserves. At year-end 2001, we had estimated proved reserves of 645.8 Bcfe, of which approximately 50% was natural gas and 50% was proved developed. Our proved reserves are concentrated 53% in Texas, 28% in Louisiana, and 16% in New Zealand.

     We currently focus primarily on development and exploration in four domestic core areas and in New Zealand:

                                                                      % of Year-End               % of 2001
              Area                        Location                 2001 Proved Reserves          Production
    -------------------------     --------------------------    ---------------------------    ----------------
    AWP Olmos                     South Texas                              32%                       29%
    Brookeland                    East Texas                                9%                       15%
    Lake Washington               South Louisiana                          11%                        3%
    Masters Creek                 Central Louisiana                        16%                       34%
    New Zealand                   New Zealand                              16%                        1%
                                                                ---------------------------     ---------------
           % of Total                                                      84%                       82%


     The AWP Olmos and Lake Washington areas and New Zealand are characterized by long-lived reserves that we expect to be steadily produced over a long period of time. The Brookeland and Masters Creek areas are characterized by shorter-lived reserves with high initial rates of production that decline rapidly. We believe these shorter-lived reserves complement our long-lived reserves. We focus on drilling the long-lived properties during periods of decreasing commodity prices, while the shorter-lived properties provide additional drillable projects in periods of rising commodity prices. Based on 2001 year-end domestic proved reserves and 2001 domestic production, our average domestic reserve life was 12.3 years. Based on a report by an independent engineering firm, prepared as part of the mining license application process, the Rimu/Kauri development area is estimated to have a 25-30 year economic life.

     We purchased interests in the Brookeland and Masters Creek areas from Sonat Exploration Company in the third quarter of 1998 for approximately $85.8 million in cash. Of this purchase price, $55.5 million was spent for producing properties, $15.0 million for 20% interests in two natural gas processing plants, and $15.3 million for leasehold properties. This acquisition generated two new core areas. Then in late December 1999, we purchased additional working interests in the Masters Creek area from Dominion Reserves, Inc., for approximately $14.0 million in cash and purchased additional working interests in the S. Burr Ferry portion of the Masters Creek area from Union Pacific for approximately $1.9 million. We expect to use our operating expertise in this geological trend to continue to successfully develop and exploit these properties.

     In the first quarter of 2001, we purchased interests in the Lake Washington field from Elysium Energy, LLC, for approximately $30.5 million in cash. This acquisition created the newest core area for the Company.

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

     For 2000, in response to the strengthening of oil and gas prices and the resulting increase in cash flows generated from these commodity prices, we increased our capital expenditures to $173.3 million, of which $105.8 million was targeted for drilling in the United States, with $90.3 million for development drilling and $15.5 million for exploratory drilling. We spent $9.7 million in drilling to further delineate our Rimu discovery in New Zealand. Additionally, $33.4 million was spent for producing property acquisitions. The remaining $24.4 million was used principally for leasehold, seismic, and geological costs of prospects. We funded the $173.3 million of capital expenditures in 2000 primarily through our internally generated cash flows of $128.2 million, while the remainder was funded with net proceeds from our third quarter 1999 public offering of common stock and Senior Notes that remained after paying off our bank debt and funding capital expenditures in 1999.

     During 2001, as oil and gas prices continued to rise early in the year and stayed strong through the first half of the year, our cash flow generated due to these commodity prices increased as well. As a result of this cash flow and our continued efforts in New Zealand, along with the opportunity to acquire the Lake Washington assets, we increased our capital expenditures to $275.1 million. Of this amount, $157.0 million was spent on drilling in the United States, with $120.6 million for development drilling and $36.4 million for exploratory drilling. We spent $26.2 million on drilling in New Zealand, with $19.0 million on development drilling and $7.2 million on exploratory drilling. We also spent $17.9 million constructing a gas processing plant in New Zealand and $40.5 million for domestic producing property acquisitions, primarily for the Lake Washington acquisition. The remaining $33.5 million was spent primarily on leasehold, seismic and geological costs of prospects, both in the United States and New Zealand. During 2001, we relied upon internally generated cash flows of $139.9 million to partially fund our capital expenditures; the remainder was funded with increases in borrowings under our bank credit facility.

     Due to falling oil and gas prices in the second half of 2001 and continuing into 2002, we have again reduced our 2002 capital expenditures budget and intend on focusing on low risk development drilling on long-lived reserve properties. Therefore, our 2002 drilling will focus in Lake Washington and on developing our Rimu and Kauri areas in New Zealand. We anticipate spending approximately $132.5 million in 2002 for capital expenditures, with approximately $50.9 million of this amount for drilling activity. The TAWN acquisition, which closed in January 2002, accounted for $54.4 million of this budget. This $132.5 million budget also excludes any property acquisition that may present itself in this low price environment and also excludes any property sales.

     We have  increased our proved  reserves from 258.7 Bcfe at year-end 1996 to
645.8 Bcfe at year-end 2001, which has resulted in the replacement of 302% of our production during the same five-year period. In 2001, we increased our proved reserves by 3%, which replaced 136% of our 2001 production. Our five-year average reserves replacement costs were $1.26 per Mcfe. Our 2001 production increased by 6% in relation to 2000 production. We have increased our production from 19.4 Bcfe at year-end 1996 to 44.8 Bcfe at year-end 2001. Primarily due to increased production, along with strong 2001 commodity prices, this has resulted in average annual growth in net cash provided by operating activities of 30% per year from year-end 1996 to year-end 2001.

Domestic Properties

     AWP Olmos Area. As of December 31, 2001, we owned approximately 28,562 net acres in the AWP Olmos area. We have extensive expertise and a long history of experience with low-permeability, tight-sand formations typical of this area, having acquired our first acreage there in 1988. These reserves are approximately 74% gas. At year-end 2001, we owned interests in 496 wells and were the operator of 492 wells in this area producing gas from the Olmos sand formation at a depth of approximately 10,000 to 11,500 feet. We own nearly 100% of the working interests in all wells in which we are the operator.

     In 2001, we drilled 11 development wells in the AWP Olmos area, all of which were successful. At year-end 2001, we had 122 proved undeveloped locations. Also in 2001, we purchased interests in the AWP Olmos area from partnerships we manage. Our planned 2002 capital expenditures in this area will focus on performing fracture extensions and installing coiled tubing velocity strings.

     Brookeland Area. As of December 31, 2001, we owned drilling and production rights in 127,703 gross acres (79,874 net acres) and 15,000 fee mineral acres in this area, which contains substantial proved undeveloped reserves. This area was part of the acquisition from Sonat in 1998 and is located in East Texas near the border of Louisiana in Jasper and Newton counties. It primarily contains horizontal wells producing from the Austin Chalk formation. The reserves are approximately 60% oil and natural gas liquids. In 2001, we drilled or participated in the drilling of 11 development wells there, all of which were successful. At year-end 2001, we had 17 proved undeveloped locations in this area.

     Lake Washington Field. As of December 31, 2001, we owned drilling and production rights in 13,595 net acres in the Lake Washington field. This area is located in Plaquemines Parish in South Louisiana. The reserves are approximately 95% oil and natural gas liquids. We acquired interests in the Lake Washington field in March 2001. This field produces oil from multiple Miocene sands ranging in depth from less than 2,000 feet to greater than 10,000 feet. The field is located on a salt dome and has produced over 300 million BOE since its inception. The area around the dome is heavily faulted, thereby creating a large number of potential traps. Oil and gas from approximately 25 producing wells is gathered from four platforms located in water depths from 6 to 11 feet, with drilling and workover operations performed with barge rigs. In 2001, four development wells and one exploratory well were drilled in the area, all of which were successful. At year-end 2001, we had 29 proved undeveloped locations in this field. Our planned 2002 capital expenditures in this area are approximately $25.0 million and include 20 development wells and two exploratory wells.

     Masters Creek Area. As of December 31, 2001, we owned drilling and production rights in 194,212 gross acres (149,400 net acres) and 141,000 fee mineral acres in this area, which contains substantial proved undeveloped reserves. This area was also part of the acquisition from Sonat in 1998. It is located in Central Louisiana near the Texas-Louisiana border in the two parishes of Vernon and Rapides. It contains horizontal wells producing both oil and gas from the Austin Chalk formation. The reserves are approximately 74% oil and natural gas liquids. In 2001, we drilled nine development wells in the area, all of which were successful. At year-end 2001, we had 18 proved undeveloped locations in the area.

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

     In 1991, we began an intensive effort to develop an inventory of exploration and development drilling prospects, identifying drilling locations through integrated geological and geophysical studies of our undeveloped acreage and other prospects. As a result, we added 64.9 Bcfe of proved reserves through drilling in 1999, 184.7 Bcfe in 2000 (122.5 Bcfe from New Zealand), and 105.8 Bcfe in 2001 (17.4 Bcfe from New Zealand). The 2001 additions were a result of our development success rate, as 38 of 40 development wells drilled were successful, while 6 of 13 exploratory wells were successful.

     Our development strategy is designed to maximize the value and productivity of our existing properties through development drilling and recovery methods, enhancing production results through improved field production techniques, lowering production costs, and applying our technical expertise and resources to exploit producing properties efficiently. We utilize various recovery techniques, which include employing water flooding and acid treatments, fracturing reservoir rock through the injection of high-pressure fluid, and inserting coiled tubing velocity strings to enhance and maintain gas flow. We believe that the application of fracturing technology and coiled tubing over the years has resulted in significant increases in production and decreases in completion and operating costs, particularly in our AWP Olmos area. In 2001, however, as the exploration and production industry rushed to get new projects into production to take advantage of the commodity prices in the first half of the year, service sector capacity was constrained and the costs of services skyrocketed. This, along with increased severance and ad-valorem taxes, caused our production costs to increase in 2001.

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

     During 1997, we completed our first international seismic acquisition program in two key areas in New Zealand. In the Rimu prospect, we acquired 30 kilometers (18.7 miles) of 2-D cross-swath data, as well as 14.5 kilometers (9 miles) of 2-D line data in the Tawa prospect, complementing existing 2-D seismic coverage. Following our 1999 Rimu discovery, we conducted a second seismic acquisition in March 2000 in which we obtained 42 kilometers (26 miles) of 2-D lines to more fully identify the extent of the Rimu structure. We also obtained approximately 72.5 kilometers (45 miles) of data from a number of 2-D transitional zone seismic lines tied to existing marine and land seismic grids in order to study the Kauri structure to the southeast of Rimu. During 2001, we acquired approximately 30 kilometers (18.7 miles) of 2-D line data in PEP 38730, in which we own a 100% working interest. Further processing and analysis of the data will continue in 2002.

     Also in 1997, we acquired 21 miles of 2-D data in the AWP Olmos area in south Texas and 51 miles of data in the Fayette County portion of the Giddings area. Two more prospects in the North Louisiana Salt Basin were shot in the form of 2-D swaths of approximately 16 miles each. During 1998, we performed two additional 2-D acquisitions in Fayette County, Texas. In all our current and future projects, we have an on-going program in which we license existing seismic data for reprocessing with available new technologies. In certain areas we also complement existing data with proprietary seismic data designed for specific geologic targets. This results in an integrated approach to exploration (multidiscipline data analysis and interpretation) that helped identify a number of our exploration prospects for 2001.

     In addition to operation, development and exploration activities in the AWP Olmos, Brookeland, Lake Washington and Masters Creek areas, we are currently pursuing development and exploration activities in the following emerging growth areas and in New Zealand.

     The Frio Trend. Swift Energy has been focusing on the deep sands of the Frio formation (10,000 to 16,000 feet) in an area that straddles the border of Kenedy County and Willacy County in the southern tip of Texas and is identified as Garcia Ranch. Retaining a 65% working interest, Swift had two discoveries in the area in 2001, one in the Rome prospect in Willacy County at a depth of 16,388 feet, and the other in the Siena prospect in Kenedy County at a depth of 16,300 feet.

     The Wilcox Sands. The Company had three discoveries in the Wilcox sands during 2001, two of which were located in Goliad County, Texas: the Nita prospect drilled to a depth of approximately 15,000 feet and the Brandon prospect drilled to a depth of about 13,000 feet. Swift's working interests in the two wells are 73% and 60%, respectively. The third well, in which the Company has a 25% working interest, was in the Falcon Ridge prospect in Zapata County, Texas.

     The Woodbine Formation. Swift drilled one well to the Woodbine formation during 2001--in the Lion prospect in San Jacinto County, Texas, down to a depth of 16,300 feet. Although hydrocarbon-bearing intervals were found, the well was determined to be noncommercial.

     The Miocene Sands. Swift successfully drilled its first exploratory well in the Miocene sands in its new Lake Washington area in Plaquemines Parish, Louisiana--to a depth of 3,348 feet with a retained interest of 100%. This area has substantial exploration and development potential, with sands extending from shallow depths down to 10,000 feet or more. Current plans are to drill another exploratory well in the area during 2002.

     Also in Plaquemines Parish, about 50 miles north of the Lake Washington area, is the Delacroix area where the Company has also been developing prospects for both shallow and deep horizons in the Miocene sands. The first well in this area, in the Grand Lake prospect, was drilled to a depth of 18,571 feet early in 2002 and was temporarily abandoned for a possible future sidetrack well.

     New Zealand. We operate permit 38719 with a 90% working interest. After working several years and analyzing extensive seismic data, we commenced drilling a successful exploratory well, the Rimu-A1, in July 1999. In 2000, we drilled two successful Rimu development wells. Our permit contains 50,300 gross acres, including 12,800 adjacent offshore acres. In 2001, we drilled three development wells to further delineate our Rimu area, one of which was successful. We also drilled two exploratory wells in the Kauri area, one still being evaluated and the other one unsuccessful. In addition, we drilled one successful development well in our Kauri area and participated in a non-operated exploratory well in another permit area that was temporarily abandoned in 2001.

     The Tawa prospect is located northwest of the Rimu and Kauri areas in the same permit. Its main targets are the Tikorangi limestone, the Kauri sandstone, and the Tariki sandstone. Consisting of a combination of structural and stratigraphic traps, this prospect was developed based upon Swift's analysis of existing three-dimensional seismic data plus two-dimensional seismic data acquired during Company surveys in 1997 and 2000.

     The Matai prospect, located on the southeast flank of the Tawa prospect also in permit 37819, will target the Moki sandstone. It was identified based upon the analysis of the two-dimensional seismic data Swift acquired in 2000.

     The following table sets forth the results of our drilling activities during the three years ended December 31, 2001:

                                                Gross Wells                            Net Wells
                                   --------------------------------------   --------------------------------------
                                                              Temporarily                              Temporarily
  Year          Type of Well       Total  Producing      Dry   Abandoned     Total  Producing    Dry    Abandoned
-------------------------------------------------------------------------    -------------------------------------
  1999    Exploratory-Domestic         3          1        2          --       1.5               1.2            --
                                                                                          0.3
          Development-Domestic        22         19        3          --      10.7               1.3            --
                                                                                          9.4
          Exploratory-New Zealand      2          1       --           1       1.0        0.9     --           0.1

  2000    Exploratory-Domestic         9          5        4          --       6.2        3.4    2.8            --
          Development-Domestic        59         52        7          --      42.4       37.1    5.3            --
          Development-New Zealand      2          2       --          --       1.8        1.8     --            --

  2001    Exploratory-Domestic        11          6        5          --       6.2        4.0    2.2            --
          Development-Domestic        36         36       --          --      29.5       29.5     --            --
          Exploratory-New Zealand      2         --        1           1       1.1         --    0.9           0.2
          Development-New Zealand      4          2        2          --       3.6        1.8    1.8            --



Operations

     We generally seek to be operator in the wells in which we have a significant economic interest. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells on properties we operate. Independent contractors supervised by us provide all the equipment and personnel. We employ drilling, production, and reservoir engineers, geologists, and other specialists who work to improve production rates, increase reserves, and lower the cost of operating our oil and gas properties.

     Oil and gas properties are customarily operated under the terms of a joint operating agreement. These agreements usually provide for reimbursement of the operator's direct expenses and for payment of monthly per-well supervision fees. Supervision fees vary widely depending on the geographic location and depth of the well and whether the well produces oil or gas. The fees for these activities paid to us in 2001 ranged from $200 to $2,216 per well per month and totaled $6.2 million.

Marketing of Production

     We typically sell our oil and gas production at market prices near the wellhead, although in some cases it must be gathered and delivered to a central point. Gas production is sold in the spot market on a monthly basis, while we sell our oil production at prevailing market prices. We do not refine any oil we produce. Two oil or gas purchasers accounted for 10% or more of our total revenues during the year ended December 31, 2001, with those purchasers accounting for approximately 29% of revenues in the aggregate. For the year ended December 31, 2000, two purchasers accounted for approximately 37% of our total revenues. However, due to the availability of other purchasers, we do not believe that the loss of any single oil or gas purchaser or contract would materially affect our revenues.

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

     Our oil production from the Brookeland and Masters Creek areas is sold to various purchasers at prevailing market prices. Our gas production from these areas is processed under long-term gas processing contracts with Duke Energy Field Services, Inc. The processed liquids and residue gas production are sold in the spot market at prevailing prices.

     Our oil production from the Lake Washington area is delivered into ExxonMobil's crude oil pipeline system for sales to various purchasers at prevailing market prices. Our gas production from this area is either consumed on the lease or is delivered into El Paso's Tennessee Gas Pipeline system and then sold in the spot market at prevailing prices.

     Our oil production in New Zealand is sold into the international market at prices tied to the Asia Petroleum Price Index Tapis posting, less the cost of storage, trucking, and transportation.

     Our gas production from our TAWN fields, which we acquired and closed on in January 2002, is sold under a long-term contract with Contact Energy. Upon commissioning of the Rimu Production Station, our gas production from the Rimu field will be sold to Genesis Power Ltd. under a long-term contract.

     Swift natural gas liquids production from the TAWN fields is sold to RockGas under long-term contracts tied to New Zealand's domestic natural gas liquids market. Upon commissioning of the Rimu Production Station, our natural gas liquids from the Rimu Field also will be sold to RockGas.

     The following table summarizes sales volumes, sales prices, and production cost information for our net oil and gas production for the three-year period ended December 31, 2001. "Net" production is production that is owned by us either directly or indirectly through partnerships or joint venture interests and is produced to our interest after deducting royalty, limited partner, and other similar interests.

                                                            Year Ended December 31,
                                       -------------------------------------------------------------------
                                              2001                    2000                    1999
                                       -------------------    ----------------------    ------------------
Net Sales Volume:
   Oil (Bbls) (1)                               3,055,374                 2,472,014             2,564,924
   Gas (Mcf)(2)                                26,458,958                27,524,621            27,484,759
   Gas equivalents (Mcfe)                      44,791,202                42,356,705            42,874,303
Average Sales Price:
   Oil (Per Bbl) (1)                   $            22.64     $               29.35     $           16.75
   Gas (Per Mcf)                       $             4.23     $                4.24     $            2.40
Average Production Cost (per Mcfe)     $             0.82     $                0.69     $            0.46

     (1) Oil production for 2001 includes New Zealand production of 84,261 barrels, at an average price per barrel of $21.64.

     (2) Natural gas production for 2000 and 1999 includes 405,130 and 728,235 Mcf, respectively, delivered under the volumetric production payment agreement pursuant to which we were obligated to deliver certain monthly quantities of natural gas (see Note 1 to the Consolidated Financial Statements). Under the volumetric production payment entered into in 1992, we delivered the last remaining commitment of gas in October 2000, when such agreement expired.



Acquisition Activities

     We use a disciplined, market-driven approach to acquisitions. Generally we seek to acquire properties with the potential for additional reserves and production through development and exploration efforts. In 142 transactions from 1979 to 2001, we have acquired approximately $631.5 million of producing oil and gas properties on behalf of ourselves and our co-investors. We acquired, for our own account, approximately $275.0 million of producing properties, with original proved reserves estimated at 394.3 Bcfe. Our producing property acquisition expenditures in the past three years were $41.3 million in 2001, $34.2 million in 2000, and $18.5 million in 1999. Our acquisition costs have averaged $0.82 per Mcfe over this three-year period. Our acquisition cost in 2001 averaged $0.76 per Mcfe. During 2002, we intend to actively look for acquisition opportunities in this environment of lower commodity prices.

Foreign Activities

New Zealand

     Swift Operated Permits. Our activity in New Zealand began in 1995 with the issuance of the first of two petroleum exploration permits. After surrendering a portion of our permit acreage in 1998, combining the two permits and expanding the permit acreage in 1999, and relinquishing 50% of the acreage in 2001 as we extended our petroleum exploration permit, our permit 38719 as of year-end 2001 covered approximately 50,300 acres in the Taranaki Basin of New Zealand's north island, with all but 12,800 acres onshore. At December 31, 2001, we had a 90% working interest in this permit and had fulfilled all current obligations under this permit.

     In late 1999, we completed our first exploratory well on this permit, the Rimu-A1, and a production test was performed. During the second half of 2000, we drilled and successfully tested two development wells, the Rimu-B1 and the Rimu-B2. In 2001 we drilled and tested three more Rimu development wells, the Rimu-A2, Rimu-A3 and Rimu-B3. The Rimu-A3 was successful; the Rimu-A2 and Rimu-B3 were dry. Early in 2002, the Rimu-A2 was sidetracked to the Tariki sand and is currently awaiting completion. The Rimu-B3 was also sidetracked in early 2002 and again was unsuccessful. In 2001, we also drilled the Kauri-A1 exploratory well, the Kauri-A2 development well, and the Kauri-B1 exploratory well. In the Kauri-A-1 we tested the Upper Tariki sands and still have further zones to test. The Kauri-A2 well successfully tested the Manutahi sands. The Kauri-B1 was drilled approximately 1.75 miles to the southeast of the Kauri-A pad and targeted the Manutahi sands. This well was plugged and abandoned in 2001. Our portion of the drilling, completion, and testing costs incurred on the wells within our permits during 2001 was approximately $26.0 million. Our portion of prospect costs on our permits during 2001 was approximately $5.1 million, which included obtaining 2-D seismic data in the last half of the year for the Rata prospect. We incurred $22.5 million on the production facilities that we expect to be commissioned near the end of the first quarter of 2002. In 2002, we plan to drill six development wells in the Rimu and Kauri areas, to participate in a non-operated exploratory well in another permit area, and to complete production facilities with $24.6 million budgeted to be spent. This compares to $54.5 million spent in 2001 and $17.4 million spent in 2000.

     Our New Zealand production is subject to a royalty which is a hybrid consisting of a 5% ad valorem royalty, or "AVR," and a 20% accounting profits royalty, or "APR." Until a mining permit is obtained for our producing area, only the AVR will apply to all production, and thereafter the royalty will be the greater of the AVR or APR, calculated on an annual basis. The AVR is based on net sales revenues. The APR is based on the excess of net sales revenues over allowable deductions, which deductions include production, capital, and indirect costs, but not interest or income tax expense or "head office costs" above 2.5% of other costs. Operating losses and capital costs may be carried forward to subsequent periods until fully utilized.

     In 2000, we entered into an agreement with Fletcher Challenge Energy Limited whereby we would earn a 25% participating interest in petroleum exploration permit 38730 containing approximately 48,900 acres. In May 2001, Fletcher relinquished their interest in the permit, and we then assumed 100% working interest in such permit by means of committing to an acceptable work plan. Such plan required us to acquire a minimum of 30 kilometers of new 2D seismic data, which we completed in 2001. Rather than commit to drill a new well in 2002 as the work plan called for, we surrendered this project in February 2002.

     Non-Operated Permits. In 1998, we entered into agreements for a 25% working interest in an exploration permit, permit 38712, held by Marabella Enterprises Ltd., a subsidiary of Bligh Oil & Minerals, an Australian company, and a 7.5% working interest held by Antrim Oil and Gas Limited, a Canadian company in a second permit, permit 38716, operated by Marabella. In turn, Bligh and Antrim each became 5% working interest owners in our permit 38719. Unsuccessful exploratory wells were drilled on these two permits, and we charged $0.4 million against earnings in 1998 and $0.3 million in 1999. All of the acreage on the permit 38712 was surrendered in 2000. The exploratory well on permit 38716 has been temporarily abandoned pending a further evaluation. It is currently anticipated that this well will be re-entered and sidetracked to target a location to the west of the initial well. A five-year extension was granted on permit 38716 in 2001 upon the surrender of 50% of the acreage.

     In 2000, we entered into an agreement with Fletcher Challenge Energy Limited whereby we will earn a 20% participating interest in petroleum exploration permit 38718 containing approximately 57,400 acres. In January 2001, the operator temporarily abandoned the Tuihu #1 exploratory well on permit 38718 pending further analysis. The permit now contains approximately 28,700 acres after a scheduled surrender during December 2000.

     Costs Incurred. During 2001, our costs incurred in New Zealand totaled $54.5 million, including $25.7 million for drilling, $5.5 million for prospect costs, $22.5 million for production facilities, and $0.8 million in evaluation costs for the acquisition of the TAWN assets, which closed in January 2002. These costs also included $0.6 million of costs incurred on permits operated by others: $0.2 million of drilling costs and $0.4 million of prospect costs. As of December 31, 2001, our investment in New Zealand totaled approximately $84.4 million. As we have recorded proved undeveloped reserves relating to our successful drilling activities, $45.5 million of our investment costs has been included in the proved properties portion of oil and gas properties and $38.8 million has been included as unproved properties at the end of 2001. Our development strategy includes having Rimu/Kauri production on line for oil and gas sales in New Zealand near the end of the first quarter of 2002.

Russia

     In 1993, we entered into a Participation Agreement with Senega, a Russian Federation joint stock company, to assist in the development and production of reserves from two fields in Western Siberia and received a 5% net profits interest. We also purchased a 1% net profits interest. Our investment in Russia was fully impaired in the third quarter of 1998. We retain a minimum 6% net profits interest from the sale of hydrocarbon products from the fields. The value of our net profits interest depends upon either the successful development of production from the fields by others or their sale of the fields.

Oil and Gas Reserves

     The following table presents information regarding proved reserves of oil and gas attributable to our interests in producing properties as of December 31, 2001, 2000, and 1999. The information set forth in the table regarding reserves is based on proved reserves reports prepared by us and audited by H. J. Gruy and Associates, Inc., Houston, Texas, independent petroleum engineers. Gruy's audit was based upon review of production histories and other geological, economic, ownership, and engineering data provided by Swift.

     In accordance with Securities and Exchange Commission guidelines, estimates of future net revenues from our proved reserves and the PV-10 Value must be made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. Proved reserves as of December 31, 2001, were estimated based upon prices in effect at year-end. The weighted averages of such year-end prices domestically were $2.68 per Mcf of natural gas and $18.51 per barrel of oil, compared to $11.25 and $25.50 at year-end 2000 and $2.58 and $23.69 at year-end 1999. The weighted averages of such year-end 2001 prices for New Zealand were $1.18 per Mcf of natural gas and $18.25 per barrel of oil, compared to $0.71 and $22.30 in 2000. The weighted averages of such year-end 2001 prices for all our reserves, both domestically and in New Zealand, were $2.51 per Mcf of natural gas and $18.45 per barrel of oil, compared to $9.86 and $24.62 in 2000. We have interests in certain tracts that are estimated to have additional hydrocarbon reserves that cannot be classified as proved and are not reflected in the following table. The proved reserves presented for all periods also exclude any reserves attributable to the volumetric production payment that was in effect in 2000 and 1999.

     The table sets forth estimates of future net revenues presented on the basis of unescalated prices and costs in accordance with criteria prescribed by the Securities and Exchange Commission and their PV-10 Value. Operating costs, development costs, and certain production-related taxes were deducted in arriving at the estimated future net revenues. No provision was made for income taxes. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows set forth in Supplemental Information to our Consolidated Financial Statements, which is calculated after provision for future income taxes

                                                                          Year Ended December 31, 2001
                                                         ---------------------------------------------------------------
                                                                 Total               Domestic           New Zealand
                                                         ----------------------  -----------------   -------------------
Estimated Proved Oil and Gas Reserves
Net natural gas reserves (Mcf):
   Proved developed                                                181,651,578        167,401,736            14,249,842
   Proved undeveloped                                              143,260,547        121,087,764            22,172,783
                                                         ---------------------- ------------------    ------------------
      Total                                                        324,912,125        288,489,500            36,422,625
                                                         ====================== ==================    ==================
Net oil reserves (Bbl):
   Proved developed                                                 23,759,574         20,393,142             3,366,432
   Proved undeveloped                                               29,723,062         22,171,591             7,551,471
                                                         ---------------------- ------------------    ------------------
      Total                                                         53,482,636         42,564,733            10,917,903
                                                         ====================== ==================    ==================

Estimated Present Value of Proved Reserves
Estimated present value of future net cash flows from
proved
reserves discounted at 10% annum:
   Proved developed                                      $         344,478,834  $     306,095,381     $      38,383,453
   Proved undeveloped                                              258,507,354        186,012,413            72,494,941
                                                         ---------------------- ------------------    ------------------
      Total                                              $         602,986,188  $     492,107,794     $     110,878,394
                                                         ====================== ==================    ==================



                                                                          Year Ended December 31, 2000
                                                         ---------------------------------------------------------------
                                                                 Total               Domestic           New Zealand
                                                         ----------------------  -----------------   -------------------
Estimated Proved Oil and Gas Reserves
Net natural gas reserves (Mcf):
   Proved developed                                                215,169,833        215,169,833                    --
   Proved undeveloped                                              203,444,143        148,130,666            55,313,477
                                                         ---------------------- ------------------    ------------------
      Total                                                        418,613,976        363,300,499            55,313,477
                                                         ====================== ==================    ==================
Net oil reserves (Bbl):
   Proved developed                                                 10,980,196         10,980,196                    --
   Proved undeveloped                                               24,153,400         12,962,513            11,190,887
                                                         ---------------------- ------------------    ------------------
      Total                                                         35,133,596         23,942,709            11,190,887
                                                         ====================== ==================    ==================

Estimated Present Value of Proved Reserves
Estimated present value of future net cash flows from
proved
reserves discounted at 10% annum:
   Proved developed                                      $       1,257,570,764  $   1,257,570,764     $              --
   Proved undeveloped                                            1,055,684,045        919,388,009           136,296,036
                                                         ---------------------- ------------------    ------------------
      Total                                              $       2,313,254,809  $   2,176,958,773     $     136,296,036
                                                         ====================== ==================    ==================

                                                                          Year Ended December 31, 1999
                                                         ---------------------------------------------------------------
                                                                 Total               Domestic           New Zealand
                                                         ---------------------- ------------------   -------------------
Estimated Proved Oil and Gas Reserves
Net natural gas reserves (Mcf):
   Proved developed                                                174,046,096        174,046,096                    --
   Proved undeveloped                                              155,913,654        155,913,654                    --
                                                         ---------------------- ------------------    ------------------
      Total                                                        329,959,750        329,959,750                    --
                                                         ====================== ==================    ==================
Net oil reserves (Bbl):
   Proved developed                                                  8,437,299          8,437,299                    --
   Proved undeveloped                                               12,368,964         12,368,964                    --
                                                         ---------------------- ------------------    ------------------
      Total                                                         20,806,263         20,806,263                    --
                                                         ====================== ==================    ==================

Estimated Present Value of Proved Reserves
Estimated present value of future net cash flows from
proved
reserves discounted at 10% annum:
   Proved developed                                      $         301,199,660  $     301,199,660     $              --
   Proved undeveloped                                              262,854,849        262,854,849                    --
                                                         ---------------------- ------------------    ------------------
      Total                                              $         564,054,509  $     564,054,509     $              --
                                                         ====================== ==================    ==================

     At year-end 2001, 50% of the proved reserves were developed reserves. At year-end 2000, 45% of proved reserves were developed.

     Changes in quantity estimates and the estimated present value of proved reserves are affected by the change in crude oil and natural gas prices at the end of each year. While our total proved reserves quantities, on an equivalent Bcfe basis, at year-end 2001 increased by 3% over reserves quantities a year earlier, the PV-10 Value of those reserves decreased 74% from the PV-10 Value at year-end 2000. This decrease in prices resulted in 47.1 Bcfe of downward reserve revision, solely attributed to the decrease in prices used in 2001. Our total proved reserves quantities at year-end 2000 increased by 38% over reserves quantities a year earlier, while the PV-10 Value of those reserves increased 310% from the PV-10 Value at year-end 1999. The PV-10 Value decrease in 2001 and the PV-10 increase in 2000 were heavily influenced by pricing decreases at year-end 2001 as compared to year-end 2000 and by pricing increases from year-end 2000 as compared to year-end 1999. Product prices for natural gas decreased 75% during 2001, from $9.86 per Mcf at December 31, 2000, to $2.51 per Mcf at year-end 2001, while oil prices decreased 25% between the two dates, from $24.62 to $18.45 per barrel. Product prices for natural gas increased 282% during 2000, from $2.58 per Mcf at December 31, 1999, to $9.86 per Mcf at year-end 2000, while oil prices increased 4% between the two dates, from $23.69 to $24.62 per barrel. Product prices for natural gas increased 16% during 1999, from $2.23 per Mcf at December 31, 1998, to $2.58 per Mcf at year-end 1999, matched by a 111% increase in the price of oil between the two dates, from $11.23 to $23.69 per barrel.

     Proved reserves are estimates of hydrocarbons to be recovered in the future. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserves reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Future prices received for the sale of oil and gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserves estimates are often different from the quantities of oil and gas that are ultimately recovered. There can be no assurance that these estimates are accurate predictions of the present value of future net cash flows from oil and gas reserves.

     A portion of our proved reserves has been accumulated through our interests in the limited partnerships for which we serve as general partner. The estimates of future net cash flows and their present values, based on period end prices, assume that some of the limited partnerships in which we own interests will achieve payout status in the future. At December 31, 2001, 32 of the limited partnerships managed by us had achieved payout status.

     No other reports on our reserves have been filed with any federal agency.

Oil and Gas Wells

     As we continue to liquidate partnerships for those partnerships which voted to do so, our total well count decreased. Acquisitions such as Lake Washington, where we own nearly a 100% interest in all operated wells, have increased well ownership on a net basis. The following table sets forth the gross and net wells in which we owned an interest at the following dates:


                                                           Total
                            Oil Wells     Gas Wells       Wells(1)
                            ----------    -----------    -----------
December 31, 2001:
   Gross                        396            786          1,182
   Net                        297.0          467.9          764.9
December 31, 2000:
   Gross                        599            904          1,503
   Net                        165.2          484.7          649.9
December 31, 1999:
   Gross                        577            947          1,524
   Net                        105.5          449.2          554.7

(1) Excludes 48 service wells in 2001, 25 service wells in 2000, and 33 service wells in 1999. Also excludes 5 wells in 2001 and 3 wells in 2000 in New Zealand that were temporarily shut-in awaiting the commissioning of the Rimu Production Station.

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

     The following table sets forth the developed and undeveloped leasehold acreage held by us at December 31, 2001:

                          Developed (1)                 Undeveloped (1)
                      Gross           Net            Gross            Net
                   -------------  -------------   -------------   ------------
Alabama               10,091.69       2,861.81          775.72         291.86
Arkansas                 762.00         557.57        2,040.15         679.48
Kansas                      ---            ---        4,520.00       1,908.80
Louisiana            135,147.70      92,488.90      138,532.41      89,803.71
Mississippi              730.00         176.00             ---            ---
Texas                232,257.73     145,162.59       96,816.92      64,807.04
Wyoming                  522.49         120.19       84,211.97      74,997.20
All other states            ---            ---        5,928.45         981.43
Offshore Louisiana     4,609.37         276.56       25,000.00       1,535.62
Offshore Texas        14,400.00       1,600.79          450.00          23.25
                   -------------  -------------   -------------   ------------
    Total-Domestic   398,520.98     243,244.41      358,275.62     235,028.39
New Zealand (2)       24,900.79      22,410.71      135,458.82      79,552.21
                   -------------  -------------   -------------   ------------
         Total       423,421.77     265,655.12      493,734.44     314,580.60
                   =============  =============   =============   ============

(1) Fee mineral acres acquired in the Brookeland and Masters Creek areas acquisition are not included in the above leasehold acreage table. We have 26,345 developed fee mineral acres and 114,655 undeveloped fee mineral acres for a total of 141,000 fee mineral acres.
(2)  Excludes  24,602  gross,   and  23,805  net  acres  acquired  in  the  TAWN
     acquisition that closed in January 2002, as well as 2,478 net acres acquired in the Antrim acquisition which closed in March 2002.

Partnerships

     Prior to 1995, we funded a substantial portion of our operations through 109 limited partnerships which we formed and for which we have served as managing general partner. These partnerships raised a total of $509.5 million of capital, with the largest portion (81%) raised to acquire interests in producing properties. Eight of the earliest partnerships and 13 of the most recently formed partnerships were created to drill for oil and gas. In all of these partnerships Swift paid for varying percentages of the capital or front-end costs and continuing costs of the partnerships and, in return, received differing percentage ownership interests in the partnerships, along with reimbursement of costs and/or payment of certain fees. At year-end 2001, we continued to serve as managing general partner of 71 of these various partnerships, of which 65 are production purchase partnerships that have been in existence from six to fifteen years and the remainder are drilling partnerships that have been in existence from three to five years.

     During 1997 and 1998, eight drilling partnerships formed between 1979 and 1985 and 21 of the production purchase partnerships sold their properties and were dissolved, in each case following a vote of the investors in the particular partnerships approving such liquidations. Between 1999 and 2001, the investors in all but six of the remaining partnerships voted to sell the properties or their interests in the partnerships and dissolve. During 2001, seven drilling partnerships and two production purchase partnerships were dissolved. We anticipate that the liquidation and dissolution of the additional 65 partnerships should be substantially completed by the end of 2002. The remaining six partnerships will continue to operate until their limited partners vote otherwise.

Risk Management

     Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, oil spills, and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or individual injuries. The oil and gas exploration business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharges of toxic substances or gases that could expose us to substantial liability due to pollution and other environmental damage. Additionally, as managing general partner of limited partnerships, we are solely responsible for the day-to-day conduct of the limited partnerships' affairs and accordingly have liability for expenses and liabilities of the limited partnerships. We maintain comprehensive insurance coverage, including general liability insurance in an amount not less than $50.0 million, as well as general partner liability insurance. We believe that our insurance is adequate and customary for companies of a similar size engaged in comparable operations, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.

Competition

     We operate in a highly competitive environment, competing with major integrated and independent energy companies for desirable oil and gas properties, as well as for equipment, labor and materials required to develop and operate such properties. Many of these competitors have financial and technological resources substantially greater than ours. The market for oil and gas properties is highly competitive and we may lack technological information or expertise available to other bidders. We may incur higher costs or be unable to acquire and develop desirable properties at costs we consider reasonable because of this competition.

Regulations

     Environmental Regulations

     Our  exploration,   production  and  marketing   operations  are  regulated
extensively at the International, federal and state and local levels. These regulations affect the costs, manner and feasibility of our operations. As an owner of oil and gas properties, we are subject to international, federal, state and local regulation of discharge of materials into, and protection of, the environment. We have made and will continue to make significant expenditures in our efforts to comply with the requirements of these environmental regulations, which may impose liability on us for the cost of pollution clean-up resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Changes in or additions to regulations regarding the protection of the environment could increase our compliance costs and might hurt our business.

     We are subject to state and local regulations domestically and are subject to New Zealand regulations that impose permitting, reclamation, land use, conservation and other restrictions on our ability to drill and produce. These laws and regulations can require well and facility sites to be closed and reclaimed. We frequently buy and sell interests in properties that have been operated in the past, and as a result of these transactions we may retain or assume clean-up or reclamation obligations for our own operations or those of third parties.


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

Employees

     At December 31, 2001, we employed 209 persons. None of those employees were represented by a union. Relations with employees are considered to be good.

Facilities

     We occupy approximately 91,000 square feet of office space at 16825 Northchase Drive, Houston, Texas, under a ten-year lease expiring in 2005. The lease requires payments of approximately $116,000 per month. We have field offices in various locations from which our employees supervise local oil and gas operations.

Glossary of Abbreviations and Terms

The following abbreviations and terms have the indicated meanings when used in this report:

Bbl -- Barrel or barrels of oil.

Bcf -- Billion cubic feet of natural gas.

Bcfe -- Billion cubic feet of natural gas equivalent (see Mcfe).

BOE -- Barrels of oil equivalent.

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

Gigajoules -- A unit of energy equivalent to .95 Mcf of 1,000 Btu of natural gas.

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

NetAcre -- A net acre is deemed to exist when the sum of fractional working interests owned in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

NetWell -- A net well is deemed to exist when the sum of fractional working interests owned in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

NGL -- Natural gas liquid.

Petajoules -- A unit of energy equivalent to .95 Bcf of 1,000 Btu of natural gas.

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

Proved Undeveloped (PUD) Locations -- A location containing proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PV-10 Value -- The estimated future net revenues to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices and costs in effect as of a certain date, without escalation and without giving effect to non-property related expenses, such as general and administrative expenses, debt service, future income tax expense, or depreciation, depletion, and amortization.

Reserves  Replacement  Cost -- With  respect to proved  reserves,  a  three-year average (unless otherwise indicated) calculated by dividing total incurred acquisition, exploration, and development costs (exclusive of future development costs) by net reserves added during the period.

SFAS-- Statement of Financial Accounting Standards.

TAWN -- New Zealand producing properties acquired by Swift in January 2002. TAWN is comprised of the Tariki, Ahuroa, Waihapa and Ngaere fields.

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

     No matters were submitted during the fourth quarter of 2001 to a vote of security holders.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

COMMON STOCK, 2000 AND 2001

     Our common stock is traded on the New York Stock Exchange and the Pacific Exchange, Inc., under the symbol "SFY." The high and low quarterly sales prices for the common stock for 2000 and 2001 were as follows:

                        2000                                   2001

      -------------------------------------  ---------------------------------
      First    Second   Third     Fourth      First    Second   Third    Fourth
      Quarter  Quarter  Quarter   Quarter    Quarter  Quarter  Quarter  Quarter
      -------------------------------------  ----------------------------------

Low    $9.75    $15.00   $20.38   $28.81      $28.91   $27.70   $19.00   $16.66
High  $17.88    $29.56   $41.88   $43.50      $37.50   $37.70   $32.55   $25.14

     Since inception, no cash dividends have been declared on our common stock. Cash dividends are restricted under the terms of our credit agreements, as discussed in Note 4 to the Consolidated Financial Statements, and we presently intend to continue a policy of using retained earnings for expansion of our business.

     We had approximately 383 stockholders of record as of December 31, 2001.

     Item 6. Selected Financial Data

                                                          2001            2000           1999           1998            1997
Revenues
  Oil and Gas Sales                               $181,184,635    $189,138,947   $108,898,696    $80,067,837     $69,015,189
  Fees and Earned Interests(2)                        $427,583        $331,497       $229,749       $333,940        $745,856
  Interest Income                                      $49,281      $1,339,386       $833,204       $107,374      $2,395,406
  Other, Net                                        $2,145,991        $815,116       $709,358     $1,960,070      $2,555,729
Total Revenues                                    $183,807,490    $191,624,946   $110,671,007    $82,469,221     $74,712,180

Operating Income (Loss)                          ($ 34,192,333)    $93,079,346    $29,736,151   ($73,391,581)    $33,129,606

Net Income (Loss)                                ($22,347,765)     $59,184,008    $19,286,574   ($48,225,204)    $22,310,189

Net Cash Provided by Operating Activities         $139,884,255    $128,197,227    $73,603,426    $54,249,017     $55,255,965

Per Share Data
  Weighted Average Shares Outstanding(3)            24,732,099      21,244,684     18,050,106     16,436,972      16,492,856
  Earnings (Loss) per Share--Basic(3)                   ($0.90)          $2.79          $1.07         ($2.93)          $1.35
  Earnings (Loss) per Share--Diluted(3)                 ($0.90)          $2.51          $1.07         ($2.93)          $1.26

  Shares Outstanding at Year-End                    24,795,564      24,608,344     20,823,729     16,291,242      16,459,156
  Book Value per Share                                  $12.61          $13.50          $8.18          $6.71           $9.69
  Market Price(3)
    High                                                $37.70          $43.50         $13.31         $21.00          $34.20
    Low                                                 $16.66           $9.75          $5.69          $6.94          $16.93
    Year-End Close                                      $20.20          $37.63         $11.50          $7.38          $21.06

Pro forma amounts assuming 1994 change in
 Accounting principle is applied retroactively(2)
  Net Income (Loss)                               ($22,347,765)    $59,184,008    $19,286,574   ($48,225,204)    $22,310,189

  Earnings (Loss) per Share--Basic (3)                  ($0.90)          $2.79          $1.07         ($2.93)          $1.35
  Earnings (Loss) per Share--Diluted (3)                ($0.90)          $2.51          $1.07         ($2.93)          $1.26


Assets
  Current Assets                                   $36,752,980     $41,872,879    $50,605,488    $35,246,431     $29,981,786
  Oil and Gas Properties, Net of Accumulated
    Depreciation, Depletion, and Amortization     $628,304,060    $524,052,828   $392,986,589   $356,711,711    $301,312,847
Total Assets                                      $671,684,833    $572,387,001   $454,299,414   $403,645,267    $339,115,390


Liabilities
  Current Liabilities                              $73,245,335     $64,324,771    $34,070,085    $31,415,054     $28,517,664
  Long-Term Debt                                  $258,197,128    $134,729,485   $239,068,423   $261,200,000    $122,915,000
Total Liabilities                                 $359,032,113    $240,232,846   $283,895,297   $294,282,628    $179,714,470

Stockholders' Equity                              $312,652,720    $332,154,155   $170,404,117   $109,362,639    $159,400,920

Number of Employees                                        209             181            173            203             194

Producing Wells
  Swift Operated                                           854             817            769            836             650
  Outside Operated                                         381             711            788            917             917
Total Producing Wells                                    1,235           1,528          1,557          1,753           1,567

Wells Drilled (Gross)                                       53              70             27             75             182

Proved Reserves
  Natural Gas (Mcf)                                324,912,125     418,613,976    329,959,750    352,400,835     314,305,669
  Oil, NGL, & Condensate (barrels)                  53,482,636      35,133,596     20,806,263     13,957,925       7,858,918
Total Proved Reserves (Mcf equivalent)             645,807,939     629,415,552    454,797,327    436,148,385     361,459,177

Production (Mcf equivalent)(4)                      44,791,202      42,356,705     42,874,303     39,030,030      25,393,744

Average Sales Price
  Natural Gas (per Mcf)                                  $4.23           $4.24          $2.40          $2.08           $2.68
  Oil (per barrel)                                      $22.64          $29.35         $16.75         $11.86          $17.59

1)Additional 1994 Data: Income Before Cumulative Effect of Change in Accounting Principle-$3,725,671; Cumulative Effect of Change in Accounting Principle-$(16,772,698); Per Share Amounts-Basic-Income Before Cumulative Effect of Change in Accounting Principle-$0.51, Cumulative Effect of Change in Accounting Principle-$(2.29); Per Share Amounts-Diluted-Income Before Cumulative Effect of Change in Accounting Principle-$0.51, Cumulative Effect of Change in Accounting Principle-$(2.29).
2)As of January 1, 1994, we changed our revenue recognition policy for earned interests. Accordingly, in 1994 to 1999, "Fees and Earned Interests" does not include earned interests revenues.
3)Amounts have been retroactively restated in all periods presented to give recognition to: (a) an equivalent change in capital structure as a result of two 10% stock dividends, one in September 1994, the other in October 1997 (see Note 2 to the Consolidated Financial Statements); and (b) the adoption in 1998 of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (see
Note 2 to the Consolidated  Financial  Statements).

4)Natural gas production for 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999, and
2000 includes 1,148,862,  1,581,206, 1,358,375, 1,211,255, 1,156,361, 1,015,226,
866,232, 728,235, and 405,130 Mcf, respectively, delivered under our volumetric production payment agreement (see Note 1 to the Consolidated Financial Statements).


            1996           1995       1994 (1)           1993           1992           1991
     $52,770,672    $22,527,892    $19,802,188    $15,535,671    $12,420,222     $8,361,771
        $937,238       $590,441       $701,528     $4,071,970     $2,716,277     $2,231,729
        $433,352       $212,329        $47,980       $201,584       $113,387       $192,694
      $2,156,764     $1,761,568     $1,072,535       $604,599       $515,931       $541,502
     $56,298,026    $25,092,230    $21,624,231    $20,413,824    $15,765,817    $11,327,696

     $28,785,783     $6,894,537     $4,837,829     $6,628,608     $4,687,519     $3,748,741

     $19,025,450     $4,912,512   ($13,047,027)    $4,896,253     $4,084,760     $2,512,815

     $37,102,578    $14,376,463    $10,394,514     $7,238,340     $6,349,080     $5,911,588


      15,000,901     10,035,143      7,308,673      7,246,884      6,748,548      5,899,629
           $1.27          $0.49        ($1.79)          $0.68          $0.61          $0.43
           $1.25          $0.49        ($1.79)          $0.64          $0.61          $0.43
      15,176,417     12,509,700      6,685,137      6,001,075      5,968,579      4,955,134
           $9.41          $7.46          $6.30          $9.08          $8.26          $7.80

          $28.86         $11.48         $10.35         $11.57          $7.85          $9.09
           $9.89          $7.05          $7.75          $7.14          $4.65          $4.34
          $27.16         $10.91          $8.86          $7.85          $7.55          $4.95



     $19,025,450     $4,912,512     $3,725,671     $4,322,478     $3,729,851     $2,950,245
           $1.27          $0.49          $0.51          $0.60          $0.55          $0.50
           $1.25          $0.49          $0.51          $0.57          $0.55          $0.50


    $101,619,478    $43,380,454    $39,208,418    $65,307,120    $30,830,173    $47,859,278

    $200,010,375   $125,217,872    $88,415,612    $89,656,577    $64,301,509    $47,655,917
    $310,375,264   $175,252,707   $135,672,743   $160,892,917   $100,243,469   $101,421,573


     $32,915,616    $40,133,269    $52,345,859    $55,565,437    $27,876,687    $50,851,447
    $115,000,000    $28,750,000    $28,750,000    $28,750,000             $0             $0
    $167,613,654    $81,906,742    $93,545,612   $106,427,203    $50,962,183    $62,761,217

    $142,761,610    $93,345,965    $42,127,131    $54,465,714    $49,281,286    $38,660,356

             191            176            209            188            178            171


             842            767            750            795            688            674
             986          3,316          3,422          3,407          1,978          2,331
           1,828          4,083          4,172          4,202          2,666          3,005

             153             76             44             34             40             27


     225,758,201    143,567,520     76,263,964     64,462,805     41,638,100     36,685,881
       5,484,309      5,421,981      4,553,237      4,271,069      2,901,621      1,950,209
     258,664,055    176,099,406    103,583,566     90,089,219     59,047,824     48,387,138

      19,437,114     11,186,573      9,600,867      7,368,757      5,678,772      3,980,460


           $2.57          $1.77          $1.93          $1.96          $1.90          $1.58
          $19.82         $15.66         $14.35         $15.10         $17.19         $18.26

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The  following   discussion   should  be  read  in  conjunction   with  our
Consolidated Financial Statements and Notes thereto.

General

     Over the last several years, we have emphasized adding reserves through drilling activity. We also add reserves through strategic purchases of producing properties when oil and gas prices are at lower levels and other market conditions are appropriate. During the past three years, we have used this flexible strategy of employing both drilling and acquisitions to add more reserves than we have depleted through production.

     Proved Oil and Gas Reserves. At year-end 2001, our total proved reserves were 645.8 Bcfe with a PV-10 Value of $603.0 million. In 2001, our proved natural gas reserves decreased 93.7 Bcf, or 22%, while our proved oil reserves increased 18.3 MMBbl, or 52%, for a total equivalent increase of 16.4 Bcfe, or 3%. From 1999 to 2000, our proved natural gas reserves increased by 88.7 Bcf, or 27%, while our proved oil reserves increased by 14.3 MMBbl, or 69%, for a total equivalent increase of 174.6 Bcfe, or 38%. We added reserves from 2000 to 2001 through both our drilling activity and through purchases of minerals in place. Through drilling we added 105.8 Bcfe (17.4 Bcfe of which came from New Zealand) of proved reserves in 2001, 184.7 Bcfe (122.5 Bcfe of which came from New Zealand) in 2000, and 64.9 Bcfe in 1999. Through acquisitions we added 54.6 Bcfe of proved reserves in 2001, 39.7 Bcfe in 2000, and 20.1 Bcfe in 1999. At year-end 2001, 50% of our total proved reserves were proved developed, compared with 45% at year-end 2000 and 49% at year-end 1999.

     While our total proved reserves quantities increased by 3% during 2001, the PV-10 Value of those reserves decreased 74%, due to much lower prices at year-end 2001 than at year-end 2000. Between those two year-ends, there was a 75% decrease in natural gas prices and a 25% decrease in oil prices. This decrease in prices resulted in 47.1 Bcfe of downward reserve revisions, solely attributed to the decrease in prices at year-end 2001. Gas prices were $2.51 per Mcf at year-end 2001, compared to $9.86 per Mcf at year-end 2000. Oil prices were $18.45 per Bbl at year-end 2001, compared to $24.62 a year earlier. Under SEC guidelines, estimates of proved reserves must be made using year-end oil and gas sales prices and are held constant throughout the life of the properties. Subsequent changes to such year-end oil and gas prices could have a significant impact on the calculated PV-10 Value. The year-end 2001 gas price of $2.51 was significantly lower than the average gas price of $4.23 we received during 2001. The year-end 2001 oil price of $18.45 per barrel was also lower than the average oil price of $22.64 we received in 2001. Had year-end reserves been calculated using the average 2001 prices we received, $22.64 for oil and $4.23 for gas, the PV-10 Value would have been approximately $947.8 million compared to the $603.0 million reported using year-end prices.

Critical Accounting Policies

     The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note 1 to the Consolidated Financial Statements.

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

     Property and Equipment. We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized.

     The cost of unproved properties not being amortized is assessed quarterly, on a country-by-country basis, to determine whether such properties have been impaired. In determining whether such costs should be impaired, our management evaluates, among other factors, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, the political stability in the countries in which we have an investment, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized. To the extent costs accumulate in countries where there are no proved reserves, any costs determined by management to be impaired are charged to income.

     Full Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). This calculation is done on a country-by-country basis for those countries with proved reserves.

     The calculation of the Ceiling Test is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of oil and gas that are ultimately recovered.

     In 2001, as a result of low oil and gas prices at December 31, 2001, we reported a non-cash write-down on a before-tax basis of $98.9 million ($63.5 million after tax) on our domestic properties. We had no write-down on our New Zealand properties.

     In addition, any unsuccessful exploratory well costs in countries in which there are no proved reserves are charged to expense as incurred. During the second quarter of 1999, we charged to income as additional depreciation, depletion, and amortization costs our portion of drilling costs associated with an unsuccessful exploratory well drilled by another operator in New Zealand. This charge was $290,000.

     Because of the delineation of our 1999 Rimu discovery with two successful delineation wells drilled in 2000, proved reserves were recognized in New Zealand as of December 31, 2000.

     Given the volatility of oil and gas prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period, it is possible that additional write-downs of oil and gas properties could occur in the future.

     Price-Risk Management Activities. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item in the income statements and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was adopted by us on January 1, 2001.

     We have a policy to use derivative instruments, mainly the buying of protection price floors, to protect against price declines in oil and gas prices. We elected not to designate our price floors for special hedge accounting treatment under SFAS No. 133, as amended. However, we have elected to use mark-to-market accounting treatment for our derivative contracts. Upon adoption of SFAS No. 133 on January 1, 2001, we recorded a net of taxes charge of $392,868, which is recorded as a Cumulative Effect of Change in Accounting Principle. During 2001 we recognized net gains of $1,173,094 relating to our derivative activities, with $16,784 in unrealized losses at year-end 2001.

This activity is recorded in Price-risk management and other, net on the accompanying statements of income.

     At December 31, 2001, we had open price floor contracts covering notional volumes of 2.0 million MMBtu of natural gas. These natural gas price floor contracts relate to the NYMEX contract months of February and March 2002 at an average price of $2.33 per MMBtu. The fair value of our open price floor contracts at December 31, 2001, totaled $296,000 and is included in Other current assets on the accompanying balance sheet.


Related-Party Transactions

     We are the operator of a number of properties owned by our affiliated limited partnerships and joint ventures and, accordingly, charge these entities and third-party joint interest owners operating fees. The operating fees charged to the partnerships in 2001, 2000, and 1999 totaled approximately $925,000, $1,775,000, and $1,970,000, respectively. We are also reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $3,140,000, $4,465,000, and $4,000,000 in 2001, 2000, and 1999, respectively. In partnerships in which the limited partners have voted to sell their remaining properties and liquidate their limited partnerships, we are also reimbursed for direct, administrative, and overhead costs incurred in the disposition of such properties, which costs totaled approximately $2,360,000, $1,220,000, and $850,000 in 2001, 2000, and
1999, respectively.

Contractual Commitments and Obligations

     Our contractual commitments for the next four years and thereafter are as follows:

                                                    2002         2003         2004         2005     Thereafter         Total
                                             --------------------------------------------------------------------------------
Non-cancelable operating lease commitments    $1,393,095   $1,480,092   $1,492,268 $    248,711   $        ---  $  4,614,166

Senior Notes due August 2009                         ---          ---          ---          ---    125,000,000   125,000,000

Credit Facility which expires in October             ---          ---          ---  134,000,000            ---   134,000,000
2005 (1)

                                             --------------------------------------------------------------------------------
                                              $1,393,095   $1,480,092   $1,492,268 $134,248,711   $125,000,000  $263,614,166
                                             ================================================================================


1)The repayment of the credit facility is based upon the balance at December 31, 2001. The amount borrowed under this facility has increased from 2001 year-end levels. This amount excludes $0.8 million of a standby letter of credit issued under this facility.


Liquidity and Capital Resources

During 2001, we relied both upon internally generated cash flows of $139.9 million and $123.4 million of additional borrowings from our bank credit facility to fund capital expenditures of $275.1 million. During 2000, we primarily used internally generated cash flows of $128.2 million to fund capital expenditures of $173.3 million, along with the remaining net proceeds from our third quarter 1999 issuance of Senior Notes and common stock.

Net Cash Provided by Operating Activities. In 2001, net cash provided by our operating activities increased by 9% to $139.9 million, as compared to $128.2 million in 2000 and $73.6 million in 1999. The 2001 increase of $11.7 million was primarily due to reductions in working capital as oil and gas sales receivables decreased in 2001 along with a reduction in interest expense of $3.3 million. These increases in cash flow were offset by an $8.0 million reduction of oil and gas sales, a $7.5 million increase in oil and gas production costs, and a $2.6 million increase in general and administrative expense. The 2000 increase of $54.6 million was primarily due to $80.2 million of additional oil and gas sales, partially offset by $12.2 million of increases in oil and gas production costs and interest expense.

Existing Credit Facilities. At December 31, 2001, we had $134.0 million in outstanding borrowings under our credit facility. Our credit facility at year-end 2001 consisted of a $250.0 million revolving line of credit with a $200.0 million borrowing base. The borrowing base is redetermined at least every six months. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. We are in compliance with the provisions of this agreement. The credit facility extends until October 2005. At December 31, 2000, we had $10.6 million in outstanding borrowings under this facility.

Subsequent to December 31, 2001, upon the closing of the New Zealand TAWN acquisition, the credit facility was increased to $300.0 million and the borrowing base became $275.0 million.

Working Capital. Our working capital decreased from a deficit of $22.5 million at December 31, 2000, to a deficit of $36.5 million at December 31, 2001. The decrease was primarily due to reductions in oil and gas sales receivables, as oil and gas prices were lower at year-end 2001, and an increase in payables to partnerships related to December 2001 oil and gas property sales.

Capital Expenditures. In 2001, our capital expenditures of approximately $275.1 million included:

     Domestic Activities of $224.3 million as follows:
     o $120.6 million, or 44%, on developmental drilling;
     o $40.5 million, or 15%, for producing properties acquisitions, with approximately $32.6 million spent on the Lake Washington acquisition and the remainder for the purchase of property interests from partnerships managed by us;
     o $36.4 million, or 13%, on exploratory drilling;
     o $25.3 million, or 9%, on domestic prospect costs, principally leasehold, seismic, and geological costs;
     o $1.1 million, or less than 1%, for fixed assets;
     o $0.3 million on field compression facilities; and
     o $0.1 million on gas processing plants in the Brookeland and Masters Creek areas.

     New Zealand Activities of $50.8 million as follows:
     o $19.0 million, or 7%, on developmental drilling to further delineate the Rimu and Kauri areas;
     o $17.9 million, or 7%, on the Rimu Production Station;
     o $7.2  million,  or 3%,  for  exploratory  drilling  in the Rimu and Kauri areas;
     o $5.5 million, or 2%, on prospect costs, principally seismic and geological costs;
     o $0.8 million, or less than 1%, on producing properties acquisition evaluation costs related to our TAWN acquisition; and
     o $0.4 million for fixed assets, principally computers and office furniture and fixtures.


     In 2001, we participated in drilling 40 development wells and 13 exploratory wells, of which 38 development wells and six exploratory wells were successes. Four of the development wells were drilled in New Zealand to delineate the Rimu and Kauri areas, two of which were successful. Two of the exploratory wells were drilled in New Zealnad; one unsuccessful and one was temporarily abandoned. Of our $95.9 million of unproved property costs, $72.3 million relates to our inventory of developmental and exploratory acreage to sustain drilling activity for future growth, while the remaining $23.6 million pertains to the Rimu Production Station which will be reclassified to proved properties once it comes on-line near the end of the first quarter of 2002.

     Capital expenditures for 2002 are estimated to be approximately $132.5 million. Approximately $39.8 million of the 2002 budget is allocated to domestic drilling, primarily in the Lake Washington area. In New Zealand, approximately $11.2 million of the 2002 budget is allocated to drilling, with another $8.7 million expected to be spent primarily for production facilities. In 2002, we anticipate drilling 20 development wells and 2 exploratory wells domestically, along with six development wells and one exploratory well in New Zealand. Approximately $54.6 million is targeted towards producing property acquisitions, the majority for the TAWN properties in New Zealand that closed in January 2002. Of the remainder $13.5 million will be used primarily for domestic leasehold, seismic, and geological costs, and $4.7 million is budgeted for such costs in New Zealand. This $132.5 million budget also excludes any producing property acquisitions that may arise in this low price environment and also excludes any property sales. Although we expect our 2002 total production to incrase by 10% to 20% over 2001 due to the focus of our budget in the Lake Washington area and in New Zealand, we expect production to decline in our other core areas as no new drilling is currently budgeted to offset their natural production decline.

     We believe that the anticipated internally generated cash flows for 2002, together with bank borrowings under our credit facility, will be sufficient to finance the costs associated with our currently budgeted 2002 capital expenditures. Should other producing property acquisitions activity become attractive in the current environment, the Company would intend to explore the use of debt and or equity offerings to fund such activity.

     Our capital expenditures were approximately $173.3 million in 2000 and $78.1 million in 1999. During 1999, we used internally generated cash flows of $73.6 million to fund capital expenditures of $78.1 million. During 2000, we primarily used internally generated cash flows of $128.2 million to fund capital expenditures of $173.3 million, along with part of the remaining net proceeds from our third quarter 1999 issuance of Senior Notes and common stock. Our capital expenditures in 2000 included:

     Domestic Activities of $157.9 million as follows:
     o $90.3 million, or 52%, on developmental drilling;
     o $33.4   million,   or  19%,  for   producing   properties   acquisitions,
       approximately half of which was for the purchase of property interests from partnerships managed by us, with the other half purchased from a third party;
     o $16.3 million, or 9%, on domestic prospect costs, principally leasehold, seismic, and geological costs;
     o $15.5 million, or 9%, on exploratory drilling;
     o $1.4 million, or 1%, for fixed assets;
     o $0.8 million, or less than 1%, on gas processing plants in the Brookeland and Masters Creek areas; and
     o $0.2 million on field compression facilities.

     New Zealand Activities of $15.4 million as follows:
     o $7.6 million, or 4%, on developmental drilling to further delineate the Rimu area;
     o $4.5  million,  or  3%,  on  prospect  costs,   principally  seismic  and
       geological costs;
     o $2.1 million, or 1%, for exploratory drilling;
     o $1.1 million, or 1%, on the initial stages of production facilities; and
     o $0.1 million, or less than 1%, for fixed assets, principally a field office and warehouse.

     In 2000, we participated in drilling 61 development wells and nine exploratory wells, of which 54 development wells and five exploratory wells were successes. Two of the exploratory wells were drilled in New Zealand to delineate the Rimu area, both of which were successful.

Subsequent Events

     TAWN Acquisition. Through our subsidiary, Swift Energy New Zealand Limited, we acquired Southern Petroleum Exploration Limited ("Southern NZ") in January 2002 for approximately $54.4 million in cash. Southern NZ was an affiliate of Shell New Zealand and owns interests in four onshore producing oil and gas fields, hydrocarbon-processing facilities, and pipelines connecting the fields and facilities to export terminals and markets. As of December 31, 2001, the reserves associated with this acquisition were estimated to be approximately
62.1 Bcfe, all of which were proved developed. This acquisition was accounted for by the purchase method of accounting. Upon the closing of this acquisition, our credit facility was increased to $300.0 million, and the borrowing base became $275.0 million.

     In conjunction with the TAWN acquisition, we granted Shell New Zealand a short-term option to acquire an undivided 25% interest in our permit 38719, which includes our Rimu and Kauri areas, as well as a 25% interest in our Rimu Production Station. We do not know if Shell New Zealand will exercise this option. The option would be subject to numerous notifications, governmental approvals and consents if exercised. If the option is exercised, our credit facility would be reduced to $275.0 million and our borrowing base would be $250.0 million.

     Antrim Acquisition. We purchased through our subsidiary, Swift Energy New Zealand Limited, all of the New Zealand assets owned by Antrim Oil and Gas Limited for 220,000 shares of Swift Energy Company common stock. Antrim owned a 5% interest in permit 38719 and a 7.5% interest in permit 38716. As of December 31, 2001, the reserves associated with this acquisition were estimated to be approximately 5.7 Bcfe. This transaction closed in March 2002.

Results of Operations

     Revenues. Our revenues in 2001 decreased by 4% compared to revenues in 2000 due primarily to decreases in oil prices.

     Oil and gas sales revenues in 2001 decreased by 4%, or $8.0 million, from the level of those revenues for 2000 even though our net sales volumes in 2001 increased by 6%, or 2.4 Bcfe, over net sales volumes in 2000. Average prices received for oil decreased to $22.64 per Bbl in 2001 from $29.35 per Bbl in 2000. Average gas prices received decreased slightly to $4.23 per Mcf in 2001 from $4.24 per Mcf in 2000.

     In 2001, our $8.0 million decrease in oil and gas sales resulted from:

     o Price variances that had a $20.6 million unfavorable impact on sales, of which $20.5 million was attributable to the 23% decrease in average oil prices received and $0.1 million was attributable to the slight decrease in average gas prices received; and

     o Volume variances that had a $12.6 million favorable impact on sales, with $17.1 million of increases coming from the 583,000 Bbl increase in oil sales volumes, offset somewhat by a decrease of $4.5 million from the 1.1 Bcf decrease in gas sales volumes.

     Revenues in 2000 increased by 73% compared to 1999 revenues. In 2000, oil and gas sales revenues increased by 74%, or $80.2 million, over those revenues in 1999. In 2000, net sales volumes decreased by 1%, or 0.5 Bcfe, compared to net sales volumes in 1999. Average oil prices received went from $16.75 per Bbl in 1999 to $29.35 per Bbl in 2000, and average gas prices received increased from $2.40 per Mcf in 1999 to $4.24 per Mcf in 2000.

     In 2000, our $80.2 million increase in oil and gas sales resulted from:

     o Price variances that had an $81.7 million favorable impact on sales, of which $31.1 million was attributable to the 75% increase in average oil prices received and $50.6 million was attributable to the 77% increase in average gas prices received; and

     o Volume variances that had a $1.5 million unfavorable impact on sales, with $1.6 million of decreases coming from the 93,000 Bbl decrease in oil sales volumes, partially offset by an increase of $0.1 million from the 40,000 Mcf increase in gas sales volumes.

     The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four domestic core areas and New Zealand:

                             Revenues                      Net Sales Volume
                           (In millions)                        (Bcfe)
                      ------------------------        --------------------------
        Area            2001           2000              2001            2000
 -----------------    ---------    -----------        ---------       ----------
 AWP Olmos             $  56.1        $  56.6            13.0             13.5
 Brookeland               25.1           20.3             6.5              4.5
 Lake Washington           4.6              -             1.2               -
 Masters Creek            62.3           89.2            15.3             18.7
 Other Domestic           31.3           23.0             8.3              5.7
                      ---------    -----------        ---------       ----------
   Total Domestic      $ 179.4        $ 189.1            44.3            42.4
 New Zealand               1.8            -               0.5               -
                      ---------    -----------        ---------       ----------
     Total             $ 181.2        $ 189.1            44.8            42.4

     Our 2001 drilling activity increased production in the Brookeland area and stabilized production in the AWP Olmos area, but did not prevent a decline in production in the Masters Creek area.

     The following table provides additional information regarding our oil and gas sales:

                                              Net Sales Volume                   Average Sales Price
                                 ---------------------------------------        -----------------------
                                   Oil         Gas          Combined              Oil           Gas
                                  (MBbl)      (Bcf)          (Bcfe)              (Bbl)         (Mcf)
                                 ---------    -------     --------------        ---------     ---------
     1999:
     First Qtr.                     728         7.2           11.6               $10.87        $1.82
     Second Qtr.                    644         6.7           10.6               $15.25        $2.05
     Third Qtr.                     612         6.9           10.5               $18.46        $2.84
     Fourth Qtr.                    581         6.7           10.2               $23.99        $2.91
                                 ---------    -------     --------------
                                  2,565        27.5           42.9               $16.75        $2.40
                                 =========    =======     ==============

     2000:
     First Qtr.                     653         6.6           10.6               $27.35        $2.93
     Second Qtr.                    650         6.9           10.8               $27.55        $3.99
     Third Qtr.                     591         7.0           10.5               $30.68        $4.39
     Fourth Qtr.                    578         7.0           10.5               $32.26        $5.55
                                 ---------    -------     --------------
                                  2,472        27.5           42.4               $29.35        $4.24
                                 =========    =======     ==============

     2001:
     First Qtr.                     603         6.7           10.3               $27.63        $6.86
     Second Qtr.                    691         7.1           11.3               $26.05        $4.66
     Third Qtr.                     813         6.8           11.7               $23.76        $2.94
     Fourth Qtr.                    948         5.9           11.5               $16.02        $2.21
                                 ---------    -------     --------------
                                  3,055        26.5           44.8               $22.64        $4.23
                                 =========    =======     ==============


     Revenues from our oil and gas sales comprised 99% of total revenues for both 2001 and 2000 and 98% of total revenues for 1999. Natural gas production made up 59% of our production volumes in 2001, 65% in 2000, and 64% in 1999.

     Costs and Expenses. Our general and administrative expenses, net in 2001 increased $2.6 million, or 47%, from the level of such expenses in 2000, while 2000 general and administrative expenses increased $1.1 million, or 24%, over 1999 levels. These increases reflect the increase in our corporate activities along with a reduction in reimbursement from partnerships we manage as these continue undergoing planned liquidation as voted upon by their limited partners. Our general and administrative expenses per Mcfe produced increased to $0.18 per Mcfe in 2001 from $0.13 per Mcfe in 2000 and $0.10 per Mcfe in 1999. The portion of supervision fees netted from general and administrative expenses was $3.1 million for 2001, $3.4 million for 2000, and $3.2 million for 1999.

     Depreciation, depletion, and amortization of our assets, or DD&A, increased $11.7 million, or 25%, in 2001 from 2000, while 2000 DD&A increased $5.4 million, or 13%, from 1999 levels. In 2001, the increase was primarily due to additional dollars spent to add to our reserves and increased associated costs in an environment where demand for such services had increased compared to 2000, along with a 6% increase in production. In 2000, the increase was primarily due to the additional dollars spent to add to our reserves and associated costs in 2000 over 1999. Our DD&A rate per Mcfe of production was $1.33 in 2001, $1.13 in 2000, and $0.99 in 1999, reflecting variations in per unit cost of reserves additions.

     Our production costs in 2001 increased $7.5 million, or 26%, over such expenses in 2000, while those expenses in 2000 increased $9.6 million, or 49%, over 1999 costs. Our production costs per Mcfe produced were $0.82 in 2001, $0.69 in 2000, and $0.46 in 1999. The portion of supervision fees netted from production costs was $3.1 million for 2001, $3.4 million for 2000, and $3.2 million for 1999. Approximately $1.7 million of the increase in production costs during 2001 was related to severance taxes. Severance taxes increased primarily from the expiration of certain specific well severance tax exemptions. The remainder of the increase reflected costs associated with new wells drilled and acquired and the related increase in costs in procuring such services in an environment where demand for such services has increased from the prior year.

     While our production costs increased 49% in 2000, our oil and gas sales increased 74%. That increase in oil and gas sales had a direct impact on the increase in production costs, as severance taxes have a direct correlation to sales and were $4.9 million higher in 2000. Also, the increase in commodity prices brought increased demand and competition for field services that resulted in an increase in the cost of those services. Remedial well work and workover costs increased $1.2 million over 1999 levels. In the Masters Creek area, salt-water disposal charges, which increased $0.4 million over 1999 charges, increased as the volume of water associated with that production increased. Also in the Masters Creek area, production chemical costs increased $0.6 million as we began our scale inhibitor program in that area.

     Interest expense on our Senior Notes issued in July 1999, including amortization of debt issuance costs, totaled $13.1 million in both 2001 and 2000 and $5.3 million in 1999. Interest expense on our Convertible Notes due 2006, including amortization of debt issuance costs, totaled $7.4 million in 2000 and $7.5 million in 1999. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $5.8 million in 2001, $0.7 million in 2000 and $6.1 million in 1999. The total interest expense in 2001 was $18.9 million, of which $6.3 million was capitalized. The 2000 total interest expense was $21.2 million, of which $5.2 million was capitalized. The 1999 total interest expense was $18.9 million, of which $4.5 million was capitalized. We capitalize that portion of interest related to our exploration, partnership, and foreign business development activities. The decrease in total interest expense in 2001 was attributed to the conversion and extinguishment of our Convertible Notes in December 2000 and the increase in capitalized interest, partially offset by the increase in interest paid on our credit facility. The increase in interest expense in 2000 was attributed to the replacement of our bank borrowings in August 1999 with the Senior Notes that carry a higher interest rate.

     In the fourth quarter of 2001, we took a domestic non-cash write-down of oil and gas properties, as discussed in Note 1 to the Consolidated Financial Statements. Lower prices for both oil and natural gas at December 31, 2001, necessitated a pre-tax domestic full-cost ceiling write-down of $98.9 million, or $63.5 million after tax. In addition to this domestic ceiling write-down, we also expensed $2.1 million of non-recurring charges in the fourth quarter of 2001 for certain delinquent accounts receivable, the majority of which is related to gas sold to Enron, and a write-off of debt issuance costs for a planned offering that was cancelled based upon market conditions following the events of September 11, 2001.

     As discussed in Note 1 to the Consolidated Financial Statements, we adopted SFAS No. 133, amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. Our adoption of SFAS No. 133 resulted in a one-time net of taxes charge of $392,868, which is recorded as a Cumulative Effect of Change in Accounting Principle on our Consolidated Statement of Income.

     In the fourth quarter of 2000, we recorded a $0.6 million non-recurring loss on the early extinguishment of debt (net of taxes), as discussed in Note 4 to the Consolidated Financial Statements. We called our Convertible Notes for redemption effective December 26, 2000. Holders of approximately $100.0 million of the Convertible Notes elected to convert their notes into shares of our common stock. Holders of the remaining $15.0 million of the Convertible Notes elected to redeem their notes for cash plus accrued interest. This cash redemption resulted in this non-recurring item.

     Net Income (Loss). Our loss before extraordinary item and change in accounting principle in 2001 of $(22.0) million was 137% lower and Basic loss per share ("Basic EPS") before extraordinary item and change in accounting principle of $(0.89) was 132% lower than our 2000 net income of $59.8 million and Basic EPS of $2.82. These decreases reflected the effect of $101.0 million in non-recurring charges in 2001 as described above. The lower percentage decrease in Basic EPS reflects a 16% increase in weighted average shares outstanding in 2001, primarily due to the conversion of our Convertible Notes into 3.2 million shares of common stock in December 2000.

     Our net loss for 2001 was $(22.3) million with a loss per share of $(0.90) per diluted share. Our net income for 2001, excluding non-recurring charges of $101.0 million as described above, totaled $42.5 million with EPS of $1.67 per diluted share. These amounts are lower than our 2000 net income of $59.8 million and EPS of $2.53 per diluted share, primarily due to significantly lower oil prices and overall increased costs.

     Our income before extraordinary item in 2000 of $59.8 million was 210% higher and Basic EPS before extraordinary item of $2.82 was 164% higher than our 1999 net income of $19.3 million and Basic EPS of $1.07. These increases reflected the effect of the 75% increase in average oil prices received and 77% increase in average gas prices received. Oil and gas prices rose each quarter and resulted in quarterly sequential increases in earnings. The lower percentage increase in Basic EPS reflects an 18% increase in weighted average shares outstanding in 2000, primarily due to our third-quarter 1999 public sale of 4.6 million shares of common stock.

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

   o Price Floors - In 2001 we elected not to designate our price floors for special hedge accounting treatment, and instead used mark-to-market accounting treatment. Our adoption of SFAS No. 133, as amended, is discussed in Note 1 to the Consolidated Financial Statements. Below is a summary of the utilization of price floors for the years ending December 31, 2001, 2000, and 1999.

     o During 2001 we recognized net gains of $1,173,094 related to our hedging activities, with $16,784 of losses unrealized at year-end 2001. This activity is recorded in Price-risk management and other, net on the accompanying statements of income. At December 31, 2001, we had open price floor contracts covering notional volumes of 2.0 million MMBtu of natural gas. These contracts relate to the NYMEX contract months of February and March 2002 at an average price of $2.33 per MMBtu. The fair value of our open contracts at December 31, 2001, totaled $296,000 and is included in the Other current assets account on the accompanying balance sheet.

       Prior to adopting SFAS No. 133 in 2001, costs and any benefits derived from price floors were recorded as a reduction or increase, as applicable, in oil and gas sales revenues for 2000 and 1999. The costs to purchase put options were amortized over the option periods in 2000 and 1999.

     o The costs related to 2000 hedging activities totaled approximately $1,083,000, with benefits of approximately $579,000 being received, resulting in a net cash outlay of approximately $504,000, or $0.012 per Mcfe. The costs related to the open contracts as of December 31, 2000, totaled approximately $823,000, which was our maximum exposure under those contracts. Those open contracts covering production for 2001 had a fair market value of approximately $209,000 at that date. Each of those contracts expired on or before March 31, 2001.
     o The costs related to 1999 hedging activities totaled approximately $909,000, with benefits of approximately $348,000 being received, resulting in a net cash outlay of approximately $561,000, or $0.013 per Mcfe. The costs related to the open contracts as of December 31, 1999, totaled approximately $98,000 and had a fair market value of $112,500.

   o Participating Collars - During the fourth quarter of 1999, we entered into participating collars to hedge oil production through June 2000. Below is a summary of the collar arrangements for 2000. The participating collars were designated as hedges, and realized losses were recognized in oil and gas revenues when the associated production occurred.
     o We hedged 100,000 Bbls of oil per month for the months January through June 2000, with a floor price of $19.00 per Bbl and a ceiling price of $23.60 per Bbl, whereby we participate in 75% of any amount above the $23.60 ceiling price. These participating collars closed with our recording a loss of approximately $610,000, or $0.014 per Mcfe produced. There were no open participating collars at either year-end 2000 or 2001.

     Interest Rate Risk. Our Senior Notes have a fixed interest rate, so consequently we are not exposed to cash flow or fair value risk from market interest rate changes on our Senior Notes. At December 31, 2001, we had $134.0 million borrowed under our credit facility, which is subject to floating rates and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 48 basis points and would impact 2002 cash flows by approximately $0.6 million based on this same level of borrowing.

     Financial Instruments & Debt Maturities. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2001 and 2000, and were determined based upon interest rates currently available to us for borrowings with similar terms. Based on quoted market prices as of the respective dates, the fair value of our Senior Notes was $126.5 million at December 31, 2001, and $115.1 million at December 31, 2000. Our credit facility with the banks expires October 1, 2005. Our $125.0 million Senior Notes mature on August 1, 2009.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants.............................35

Consolidated Balance Sheets..........................................36

Consolidated Statements of Income....................................37

Consolidated Statements of Stockholders' Equity......................38

Consolidated Statements of Cash Flows................................39

Notes to Consolidated Financial Statements...........................40

  1.  Summary of Significant Accounting Policies.....................40
  2.  Earnings Per Share.............................................43
  3.  Provision for Income Taxes.....................................44
  4.  Long-Term Debt ................................................45
  5.  Commitments and Contingencies..................................46
  6.  Stockholders' Equity...........................................47
  7.  Related-Party Transactions.....................................49
  8.  Foreign Activities.............................................50
  9.  Subsequent Events..............................................51

Supplemental Information (Unaudited).................................52

Report of Independent Public Accountants

To the Stockholders and Board of Directors of Swift Energy Company:

     We have audited the accompanying consolidated balance sheets of Swift Energy Company (a Texas corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                        ARTHUR ANDERSEN LLP



Houston, Texas
February 18, 2002

Consolidated Balance Sheets
Swift Energy Company and Subsidiaries

                                                                                       December 31,
ASSETS                                                                             2001               2000
                                                                               --------------    ---------------
Current Assets:
     Cash and cash equivalents                                                 $    2,149,086    $     1,986,932
     Accounts receivable-
          Oil and gas sales                                                        14,215,189         26,939,472
          Associated limited partnerships and joint ventures                        6,259,604          2,685,003
          Joint interest owners                                                    11,467,461          7,181,974
     Other current assets                                                           2,661,640          3,079,498
                                                                                -------------    ---------------
             Total Current Assets                                                  36,752,980         41,872,879
                                                                               --------------    ---------------

Property and Equipment:
     Oil and gas, using full-cost accounting
          Proved properties                                                       974,698,428        753,426,124
          Unproved properties                                                      95,943,163         55,512,872
                                                                               --------------    ---------------
                                                                                1,070,641,591        808,938,996
     Furniture, fixtures, and other equipment                                       8,706,414          8,873,266
                                                                               --------------    ---------------
                                                                                1,079,348,005        817,812,262
     Less - Accumulated depreciation, depletion, and amortization                (448,139,334)      (290,725,112)
                                                                               --------------    ---------------
                                                                                  631,208,671        527,087,150
                                                                               --------------    ---------------
Other Assets:
     Deferred charges                                                               3,723,182          3,426,972
                                                                               --------------    ---------------
                                                                                    3,723,182          3,426,972
                                                                               --------------    ---------------
                                                                               $  671,684,833    $   572,387,001
                                                                               ==============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities                                  $   38,884,380    $    54,977,397
     Payable to associated limited partnerships                                    26,573,490          1,291,787
     Undistributed oil and gas revenues                                             7,787,465          8,055,587
                                                                               --------------    ---------------
               Total Current Liabilities                                           73,245,335         64,324,771
                                                                               --------------    ---------------

Long-Term Debt                                                                    258,197,128        134,729,485
Deferred Income Taxes                                                              27,589,650         41,178,590

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none
          outstanding                                                                     ---                ---
     Common stock, $.01 par value, 85,000,000 and 35,000,000 shares authorized,25,634,598 and 25,452,148 shares issued, and
          24,795,564 and 24,608,344shares outstanding, respectively                   256,346            254,521
     Additional paid-in capital                                                   296,172,820        293,396,723
     Treasury stock held, at cost, 839,034 and 843,804 shares,
          respectively                                                            (12,032,791)       (12,101,199)
     Retained earnings                                                             28,256,345         50,604,110
                                                                               --------------    ---------------
                                                                                  312,652,720        332,154,155
                                                                               --------------    ---------------
                                                                               $  671,684,833    $   572,387,001
                                                                               ==============    ===============

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
Swift Energy Company and Subsidiaries

                                                                             Year Ended December 31,
                                                                    2001                2000                1999
                                                             --------------------------------------------------------
Revenues:
     Oil and gas sales                                       $    181,184,635     $     189,138,947    $  108,898,696
     Fees from limited partnerships and joint ventures                427,583               331,497           229,749
     Interest income                                                   49,281             1,339,386           833,204
     Price-risk management and other, net                           2,145,991               815,116           709,358
                                                             ----------------     -----------------    --------------

                                                                  183,807,490           191,624,946       110,671,007
                                                             ----------------     -----------------    --------------

Costs and Expenses:
     General and administrative, net of reimbursement               8,186,654             5,585,487         4,497,400
     Depreciation, depletion, and amortization                     59,502,040            47,771,393        42,348,901
     Oil and gas production                                        36,719,609            29,220,315        19,645,740
     Interest expense, net                                         12,627,022            15,968,405        14,442,815
     Other expenses                                                 2,102,251                   ---               ---
     Write-down of oil and gas properties                          98,862,247                   ---               ---
                                                             ----------------     -----------------    --------------

                                                                  217,999,823            98,545,600        80,934,856
                                                             ----------------     -----------------    --------------

Income (Loss) Before Income Taxes, Extraordinary Item
  and Change in Accounting Principle                             (34,192,333)            93,079,346        29,736,151

Provision (Benefit) for Income Taxes                             (12,237,436)            33,265,480        10,449,577
                                                             ----------------     -----------------    --------------

Income (Loss) Before Extraordinary Item and Change           $    (21,954,897)    $      59,813,866    $   19,286,574
  In Accounting Principle
Extraordinary Loss on Early Extinguishment of Debt (net of                ---               629,858               ---
taxes)
Cumulative Effect of Change in Accounting Principle (net of           392,868                   ---               ---
taxes)
                                                             ----------------     -----------------    --------------
Net Income (Loss)                                            $    (22,347,765)    $      59,184,008    $   19,286,574
                                                             ================     =================    ==============

Per Share Amounts-
     Basic:   Income  (Loss) Before Extraordinary Item
                 and Change in Accounting Principle          $          (0.89)    $            2.82    $         1.07
              Extraordinary Loss                                          ---                 (0.03)              ---
              Change in Accounting Principle                            (0.01)                  ---               ---
                                                             ----------------     -----------------    --------------
              Net Income (Loss)                              $         (0.90)     $            2.79    $         1.07
                                                             ================     =================     ==============

     Diluted: Income  (Loss) Before Extraordinary Item       $          (0.89)    $            2.53    $         1.07
                 and Change in Accounting Principle
              Extraordinary Loss                                          ---                 (0.02)              ---
              Change in Accounting Principle                            (0.01)                  ---               ---
                                                             ----------------     -----------------    --------------
              Net Income (Loss)                              $          (0.90)    $            2.51    $         1.07
                                                             ================     =================    ==============

Weighted Average Shares Outstanding                                24,732,099            21,244,684        18,050,106
                                                             ================     =================    ==============

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Swift Energy Company and Subsidiaries

                                              Additional                      Retained
                                 Common        Paid-in        Treasury        Earnings
                               Stock (1)       Capital          Stock         (Deficit)         Total
                               ----------   --------------  -------------  --------------   --------------
Balance, December 31, 1998     $  169,725   $  148,901,270  $ (11,841,884) $  (27,866,472)  $  109,362,639
  Stock issued for benefit
     plans(90,738 shares)             224         (366,408)       978,956               -          612,772
  Stock options exercised
     (65,477 shares)                  655          461,102              -               -          461,757
  Employee stock purchase
     plan (22,771 shares)             228          181,577              -               -          181,805
  Public stock offering
     (4,600,000 shares)            46,000       41,915,310              -               -       41,961,310
  Purchase of 246,500 shares
     as treasury stock                  -                -     (1,462,740)              -       (1,462,740)
  Net income                            -                -              -      19,286,574       19,286,574
                               ----------   --------------  -------------  --------------   --------------
Balance, December 31, 1999     $  216,832   $  191,092,851  $ (12,325,668) $   (8,579,898)  $  170,404,117
  Stock issued for benefit
     plans(46,632 shares)             310          297,060        224,469               -          521,839
  Stock options exercised
     (543,450 shares)               5,434        4,316,446              -               -        4,321,880
  Employee stock purchase
     plan(29,889 shares)              299          297,414              -               -          297,713
  Subordinated notes
     conversion(3,164,644
     shares)                       31,646       97,392,952              -               -       97,424,598
  Net income                            -                -              -      59,184,008       59,184,008
                               ----------   --------------  -------------  --------------   --------------
Balance, December 31, 2000     $  254,521   $  293,396,723  $ (12,101,199) $   50,604,110   $  332,154,155
  Stock issued for benefit
     plans(11,945 shares)              72          354,973         68,408               -          423,453
  Stock options exercised
     (152,915 shares)               1,529        1,942,634              -               -        1,944,163
  Employee stock purchase
     plan(22,360 shares)              224          478,490              -               -          478,714
  Net loss                              -                -              -     (22,347,765)     (22,347,765)
                               ----------   --------------  -------------  --------------   --------------

Balance, December 31, 2001     $  256,346   $  296,172,820  $ (12,032,791) $   28,256,345   $  312,652,720
                               ==========   ==============  =============  ==============   ==============

(1)$.01 par value.


See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Swift Energy Company and Subsidiaries

                                                                               Year Ended December 31,
                                                                ------------------------------------------------------
                                                                      2001                2000              1999
                                                                -----------------   -----------------  ---------------
Cash Flows from Operating Activities:
     Net income (loss)                                          $     (22,347,765)  $      59,184,008  $    19,286,574
     Adjustments to reconcile net income (loss) to net cash
             provided by operating activities-
          Depreciation, depletion, and amortization                    59,502,040          47,771,393       42,348,901
          Write-down of oil and gas properties                         98,862,247                 ---              ---
          Deferred income taxes                                       (12,555,618)         33,413,626       10,435,115
          Deferred revenue amortization related to production
             payment                                                          ---            (587,629)      (1,056,284)
          Other                                                           509,973           1,075,848          628,614
          Change in assets and liabilities-
             (Increase) decrease in accounts receivable                16,207,377         (14,308,274)      (2,889,530)
             Increase in accounts payable and accrued
               liabilities, excluding income taxes payable                 12,984           1,601,042        4,850,036
             Increase (decrease) in income taxes payable                 (306,983)             47,213              ---
                                                                -----------------   -----------------  ---------------
                Net Cash Provided by Operating Activities             139,884,255         128,197,227       73,603,426
                                                                -----------------   -----------------  ---------------

Cash Flows from Investing Activities:
     Additions to property and equipment                             (275,126,333)       (173,277,356)     (78,112,550)
     Proceeds from the sale of property and equipment                   9,274,440           3,844,375        4,531,935
     Net cash received as operator of oil and gas properties            5,927,539          19,769,213        5,995,842
     Net cash received (distributed) as operator of
          partnerships and joint ventures                              (3,574,601)          2,674,593         (433,114)
     Other                                                               (534,898)             (1,329)        (131,135)
                                                                -----------------   -----------------  ---------------
               Net Cash Used in Investing Activities                 (264,033,853)       (146,990,504)     (68,149,022)
                                                                -----------------   -----------------  ---------------

Cash Flows from Financing Activities:
     Proceeds from (payments of) long-term debt                               ---         (15,203,000)     124,045,000
     Net proceeds from (payments of) bank borrowings                  123,400,000          10,600,000     (146,200,000)
     Net proceeds from issuances of common stock                        1,633,508           2,697,561       42,719,776
     Purchase of treasury stock                                               ---                 ---       (1,462,740)
     Payments of debt issuance costs                                    (721,756)                 ---       (3,501,441)
                                                                -----------------   -----------------  ---------------
              Net Cash Provided by (Used in) Financing
               Activities                                             124,311,752          (1,905,439)      15,600,595
                                                                -----------------   -----------------  ---------------

Net Increase (Decrease) in Cash and Cash Equivalents            $         162,154   $     (20,698,716) $    21,054,999

Cash and Cash Equivalents at Beginning of Year                          1,986,932          22,685,648        1,630,649
                                                                -----------------   -----------------  ---------------

Cash and Cash Equivalents at End of Year                        $       2,149,086   $       1,986,932  $    22,685,648
                                                                =================   =================  ===============

Supplemental Disclosures of Cash Flows Information:
Cash paid during year for interest, net of amounts capitalized  $      12,207,205   $      15,528,280  $     8,618,020
Cash paid during year for income taxes                          $         441,926   $             ---  $           ---

Non-Cash Financing Activity:
Conversion of convertible notes to common stock                 $             ---   $      99,797,000  $           ---


See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Swift Energy Company and Subsidiaries

1.   Summary of Significant Accounting Policies

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Swift Energy Company (Swift) and our wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with a focus on onshore oil and natural gas reserves in Texas and Louisiana, as well as onshore oil and natural gas reserves in New Zealand. Our investments in associated oil and gas partnerships and joint ventures are accounted for using the proportionate consolidation method, whereby our proportionate share of each entity's assets, liabilities, revenues, and expenses are included in the appropriate classifications in the consolidated financial statements.
Intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

     Property and Equipment. We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development and acquisition of oil and gas reserves are capitalized. Under the full-cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. Interest costs related to unproved properties are also capitalized to unproved oil and gas properties. General and administrative costs related to production and general overhead are expensed as incurred.

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

     Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated property by property based on current economic conditions, and are amortized to expense as our capitalized oil and gas property costs are amortized. The vast majority of our properties are onshore, and historically the salvage value of the tangible equipment offsets our site restoration and dismantlement and abandonment costs.

     We compute the provision for depreciation, depletion, and amortization of oil and gas properties by the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties--including future development, site restoration, and dismantlement and abandonment costs but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. All other equipment is depreciated by the straight-line method at rates based on the estimated useful lives of the property. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

     The cost of unproved properties not being amortized is assessed quarterly, on a country-by-country basis, to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate, among other factors, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, the political stability in the countries in which we have an investment, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized. To the extent costs accumulate in countries where there are no proved reserves, any costs determined by management to be impaired are charged to income.

     Full Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). This calculation is done on a country-by-country basis for those countries with proved reserves.

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

     In 2001, as a result of low oil and gas prices at December 31, 2001, we reported a non-cash write-down on a before-tax basis of $98.9 million ($63.5 million after tax) on our domestic properties. We had no write-down on our New Zealand properties.

     In addition, any unsuccessful exploratory well costs in countries in which there are no proved reserves are charged to expense as incurred. During the second quarter of 1999, we charged to income as additional depreciation, depletion, and amortization costs our portion of drilling costs associated with an unsuccessful exploratory well drilled by another operator in New Zealand. This charge was $290,000.

     Because of the delineation of our 1999 Rimu discovery with two successful delineation wells drilled in 2000, proved reserves were recognized in New Zealand as of December 31, 2000.

     Given the volatility of oil and gas prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline from the Company's year-end prices used in the Ceiling Test, even if only for a short period, it is possible that additional write-downs of oil and gas properties could occur in the future.

     Oil and Gas Revenues. Oil and gas revenues are reported, as the product is delivered, using the entitlement method in which we recognize our ownership interest in production as revenue. If our sales exceed our ownership share of production, the differences are reported as deferred revenues. Natural gas balancing receivables are reported when our ownership share of production exceeds sales. As of December 31, 2001, we did not have any material natural gas imbalances.

     Deferred Charges. Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the public offering in November 1996 of our 6.25% Convertible Subordinated Notes (the "Convertible Notes"), with the public offering in August 1999 of our 10.25% Senior Subordinated Notes (the "Senior Notes"), and with our September 2001 extension of our bank credit facility were capitalized and are amortized over the life of each of the respective note offerings and credit facility. The Convertible Notes were called for redemption effective December 26, 2000, and the balance of their unamortized issuance costs at that time of $3,046,181 was either transferred to the common stock equity accounts ($2,643,476) for the portion of the Convertible Notes converted into common stock at the election of those note holders or was recorded, net of taxes, as Extraordinary Loss on Early Extinguishment of Debt ($402,705) for the portion of the Convertible Notes redeemed for cash. The Senior Notes mature on August 1, 2009, and the balance of their issuance costs at December 31, 2001, was $2,956,306, net of accumulated amortization of $545,135. The issuance costs associated with our revolving credit facility, which closed in September 2001, have been capitalized and are being amortized over the original life of the facility. The balance of revolving credit facility issuance costs at December 31, 2001, was $766,876, net of accumulated amortization of $513,573.

     Limited Partnerships and Joint Ventures. We formed 88 limited partnerships between 1984 and 1995 to acquire interests in producing oil and gas properties and 13 partnerships between 1993 and 1998 to drill for oil and gas. In all of these partnerships, Swift paid for varying percentages of the capital or front-end costs and continuing costs of the partnerships and, in return, received differing percentage ownership interests in the partnerships, along with reimbursement of costs and/or payment of certain fees. At year-end 2001, we continue to serve as managing general partner of 71 of these various partnerships, and during fiscal 2001 approximately 2.9% of our total oil and gas sales was attributable to our interests in those partnerships.

     During 1997 and 1998, eight drilling partnerships formed between 1979 and 1985 and 21 of the production purchase partnerships sold their properties and were dissolved, in each case following a vote of the investors in the particular partnerships approving such liquidations. Between 1999 and 2001, the investors in all but six of the remaining partnerships voted to sell the properties or their interests in the partnerships and dissolve. During 2001, seven drilling partnerships and two production purchase partnerships were dissolved. We
anticipate   that  the   liquidation   and  dissolution  of  the  additional  65
partnerships   will  be  completed  by  the  end  of  2002.  The  remaining  six partnerships will continue to operate until their limited partners vote otherwise.

     Price-Risk Management Activities. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item in the income statements and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was adopted by us on January 1, 2001.

     We have a policy to use derivative instruments, mainly the buying of protection price floors, to protect against price declines in oil and gas prices. We elected not to designate our price floors for special hedge accounting treatment under SFAS No. 133, as amended. However, we have elected to use mark-to-market accounting treatment for our derivative contracts. Upon adoption of SFAS No. 133 on January 1, 2001, we recorded a net of taxes charge of $392,868, which is recorded as a Cumulative Effect of Change in Accounting Principle. During 2001 we recognized net gains of $1,173,094 relating to our derivative activities, with $16,784 in unrealized losses at year-end 2001. This activity is recorded in Price-risk management and other, net on the accompanying statements of income.

     At December 31, 2001, we had open price floor contracts covering notional volumes of 2.0 million MMBtu of natural gas. These natural gas price floor contracts relate to the NYMEX contract months of February and March 2002 at an average price of $2.33 per MMBtu. The fair value of our open price floor contracts at December 31, 2001, totaled $296,000 and is included in Other current assets on the accompanying balance sheets.

     Income Taxes. Under SFAS No. 109, "Accounting for Income Taxes," deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws.

     Cash and Cash Equivalents. We consider all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

     Credit Risk Due to Certain Concentrations. We extend credit, primarily in the form of monthly oil and gas sales and joint interest owners receivables, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which we extend credit. During 2001, oil and gas sales to subsidiaries of Eastex Crude Company were $31.6 million, or 18.1% of oil and gas sales, while sales to subsidiaries of Enron were $18.2 million, or 10.4% of oil and gas sales. During 2000, oil and gas sales to subsidiaries of Eastex Crude Company were $47.4 million, or 25.7% of our oil and gas sales, while sales to subsidiaries of PG&E Energy Trading Corporation were $21.2 million, or 11.5% of oil and gas sales. During 1999, oil and gas sales to subsidiaries of Eastex Crude Company were $21.7 million, or 19.4% of our oil and gas sales. Beginning in December 2000, the subsidiaries of PG&E Energy Trading Corporation to which we made sales were sold to subsidiaries of El Paso Corporation. All receivables from PG&E were collected. During the fourth quarter of 2001, we wrote off $1.4 million due to uncollected receivables related to gas sold to Enron in November 2001. This amount is included in Other expenses on the Consolidated Statement of Income. We have discontinued sales of oil and gas to Enron and are selling that production to other purchasers.

     Risk-Factors. Our revenues, profitability and cash flow are substantially dependent upon the price of and demand for oil and gas. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. We are also dependent upon the continued success of our domestic and New Zealand exploration and development programs. Other factors that could affect revenues, profitability, and cash flow include the inherent uncertainty in reserves estimates, our price-risk management activities, and the ability to replace reserves and finance our growth.

     Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2001 and 2000, and were determined based upon interest rates currently available to us for borrowings with similar terms. Based on quoted market prices as of the respective dates, the fair values of our Senior Notes were $126.5 million and $115.1 million at December 31, 2001 and 2000, respectively. The carrying value of our Senior Notes was $124.2 million and $124.1 million at December 31, 2001 and 2000, respectively.

     New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We currently do not include dismantlement and abandonment costs in our depletion calculation as the vast majority of our properties are onshore and the salvage value of the tangible equipment offsets our dismantlement and abandonment costs. This standard will require us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and will adopt the statement on January 1, 2003.

 2. Earnings Per Share

     Basic earnings per share ("Basic EPS") have been computed using the weighted average number of common shares outstanding during the respective periods. The calculation of diluted earnings per share ("Diluted EPS") for 1999 and 2000 assumes conversion of our Convertible Notes as of the beginning of the respective periods and the elimination of the related after-tax interest expense. The calculation of diluted earnings per share for all periods assumes, as of the beginning of the period, exercise of stock options and warrants using the treasury stock method. The assumed conversion of our Convertible Notes applies only to the 2000 period since for the 1999 period they would have been antidilutive and since they were extinguished at year-end 2000. Certain of our stock options that would potentially dilute Basic EPS in the future were also antidilutive for the 2001 and 1999 periods.

     The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the years ended December 31, 2001, 2000, and 1999:

                                  2001                                      2000                                1999
                      -----------------------------------   -----------------------------------   ---------------------------------
                         Net                    Per Share       Net                   Per Share        Net                 Per Share
                         Loss         Shares     Amount        Income       Shares      Amount        Income     Shares     Amount
                      -------------  ---------  ---------   ------------  ----------  ---------   -----------  ----------  ---------
Basic EPS:
  Net Income (Loss)
    and Share Amounts $ (22,347,765) 24,732,09  $   (0.90)  $ 59,184,008  21,244,684  $   2.79    $19,286,574  18,050,106  $    1.07
Dilutive
Securities:
  6.25% Convertible              --         --                 4,772,418   3,546,933                       --          --
Notes
  Stock Options                  --         --                        --     713,112                       --      42,365
                      -------------  ---------              ------------  ----------              -----------  ----------
Diluted EPS:
  Net Income (Loss)
  and Assumed Share
  Conversions         $ (22,347,765) 24,732,09  $   (0.90)  $ 63,956,426  25,504,729  $   2.51    $19,286,574  18,092,471 $     1.07

                      =============  =========              ============  ==========              ===========  ==========


3. Provision for Income Taxes

     The following is an analysis of the consolidated income tax provision (benefit):

                                         Year Ended December 31,
                        -----------------------------------------------------
                             2001                2000              1999
                        ----------------    ---------------    --------------

          Current       $       114,611     $       (29,000)   $      (11,819)
          Deferred          (12,352,047)         33,294,480        10,461,396
                        ----------------    ---------------    --------------

          Total         $  (12,237,436)     $   33,265,480     $   10,449,577
                        ================    ===============    ==============


     There are differences between income taxes computed using the federal statutory rate (35% for 2001, 2000, and 1999) and our effective income tax rates (35.8%, 35.7%, and 35.1% for 2001, 2000, and 1999, respectively), primarily as the result of state income taxes, foreign income taxes and certain tax credits available to the Company. Foreign net income for SENZ for 2001 was $1,234,919. New Zealand's statutory rate and effective tax rate are 33%. Reconciliations of income taxes computed using the statutory rate to the effective income tax rates are as follows:

                                                     2001               2000               1999
                                                ---------------    --------------     ---------------
Income taxes computed at U.S. statutory rate    $   (11,967,317)   $   32,577,772     $    10,407,653
State tax provisions, net of federal benefits          (279,875)          775,850             (7,801)
Provision for foreign income tax                        (24,698)              ---                 ---
Other, net                                               34,454           (88,142)             49,725
                                                ---------------    --------------     ---------------

Provision (benefit) for income taxes            $   (12,237,436)   $   33,265,480     $    10,449,577
                                                ===============    ==============    ================

     The tax effects of temporary differences representing the net deferred tax liability (asset) at December 31, 2001 and 2000, were as follows:

                                               2001                 2000
                                        ----------------     -----------------
Deferred tax assets:
   Alternative minimum tax credits      $     (1,979,399)    $      (1,979,399)
   Net operating loss carry forward          (18,877,969)          (16,194,060)
                                        ----------------     -----------------
      Total deferred tax assets         $    (20,857,368)     $   (18,173,459)

Deferred tax liabilities:
   Domestic Oil and gas properties      $     47,539,564     $      59,097,793
   Foreign Oil and gas properties                407,524                   ---
   Other                                         482,513               254,256
                                        ----------------     -----------------

      Total deferred tax liabilities    $     48,429,601     $      59,352,049
                                        ----------------     -----------------

Net deferred tax liability              $     27,572,233     $      41,178,590
                                        ================     ==================



     As of December 31, 2001, we had $52.7 million of net operating loss carry forwards, which expire as follows: $29.0 million, $20.1 million, $3.0 million and $0.6 million in 2013, 2014, 2015 and 2016, respectively.

     We did not record any valuation allowances against deferred tax assets at December 31, 2001 and 2000.

     At December 31, 2001, we had alternative minimum tax credits of $1,979,399 that carry forward indefinitely and are available to reduce future regular tax liability to the extent they exceed the related tentative minimum tax otherwise due.

4. Long-Term Debt

     Our long-term debt as of December 31, 2001 and 2000, is as follows:

                                           2001                 2000
                                     ---------------    ----------------
     Bank Borrowings                 $   134,000,000    $     10,600,000
     Senior Notes                        124,197,128         124,129,485
                                     ---------------    ----------------
               Long-Term Debt        $   258,197,128    $    134,729,485
                                     ===============    ================


     Bank Borrowings. At December 31, 2001, we had outstanding borrowings of $134.0 million under our $250.0 million credit facility with a syndicate of nine banks which has a borrowing base of $200 million. At December 31, 2000, we had borrowings of $10.6 million under our credit facility. The interest rate is either (a) the lead bank's prime rate (4.75% at December 31, 2001) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Of the $134.0 million borrowed at December 31, 2001, $130.0 million was borrowed at the LIBOR rate plus applicable margin, which averaged 3.64%. Of the $10.6 million borrowed at December 31, 2000, $5.0 million was borrowed at the LIBOR rate plus applicable margin (which averaged 7.89% at December 31, 2000).

     Upon closing of the New Zealand TAWN acquisition in January 2002, our credit facility increased to $300.0 million and the borrowing base increased to $275.0 million. For further information on this acquisition, see Footnote 9 "Subsequent Events."

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

     Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $5,833,564 in 2001, $654,936 in 2000, and $6,107,270 in 1999.

     Convertible Notes. In November 1996, we sold $115.0 million of 6.25% Convertible Subordinated Notes due 2006. The Convertible Notes were unsecured and convertible into Swift common stock at the option of the holders at an adjusted conversion price of $31.534 per share. Interest on the notes was payable semiannually, on May 15 and November 15. On December 11, 2000, we called for the redemption of our Convertible Notes effective December 26, 2000, at 103.75% of their principal amount. Holders of approximately $100.0 million of the Convertible Notes elected to convert their notes into 3,164,644 shares of our common stock. Holders of the remaining $15.0 million of the Convertible Notes elected to redeem their notes for cash plus accrued interest. This cash redemption resulted in our recognizing an Extraordinary Loss on the Early Extinguishment of Debt (net of taxes) of $0.6 million, or $1.0 million before taxes.

     Interest expense on the Convertible Notes, including amortization of debt issuance costs, totaled $7,426,599 in 2000 and $7,569,361 in 1999.

     Senior Notes. Our Senior Notes consist of $125.0 million of 10.25% Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The Senior Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually, on February 1 and August 1, and commenced with the first payment on February 1, 2000. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. In addition, prior to August 1, 2002, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 110.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

     Interest expense on the Senior Notes, including amortization of debt issuance costs and discount, totaled $13,123,052 in 2001, $13,092,127 in 2000, and $5,303,266 in 1999.

     Debt Maturities. Our bank borrowings are due in October 2005, and our Senior Notes are due in August 2009.

5. Commitments and Contingencies

     Total rental and lease expenses were $1,322,611 in 2001, $1,255,474 in 2000, and $1,272,497 in 1999. Our remaining minimum annual obligations under non-cancelable operating lease commitments are $1,393,095 for 2002, $1,480,092 for 2003, $1,492,268 for 2004, and $248,711 for 2005. The rental and lease expenses and remaining minimum annual obligations under non-cancelable operating lease commitments primarily relate to the lease of our office space in Houston, Texas.

     As of December 31, 2001, we were the managing general partner of 71 limited partnerships. Because we serve as the general partner of these entities, under state partnership law we are contingently liable for the liabilities of these partnerships, which liabilities are not material for any of the periods presented in relation to the partnerships' respective assets.

     In the ordinary course of business, we have been party to various legal actions, which arise primarily from our activities as operator of oil and gas wells. In management's opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the financial position or results of operations of Swift.

     6. Stockholders' Equity

     Common Stock. During the third quarter of 1999, we issued 4.6 million shares of common stock at a price of $9.75 per share. Gross proceeds from this offering were $44,850,000, with issuance costs of $2,888,690.

     In December 2000, the holders of approximately $100.0 million of our Convertible Notes converted such notes into 3,164,644 shares of our common stock, which resulted in an increase in our common stock capital accounts of approximately $97.4 million.

     Stock-Based Compensation Plans. We have two current stock option plans, the 2001 Omnibus Stock Compensation Plan, which was adopted by our board of directors in February 2001 and was approved by shareholders at the 2001 Annual Meeting of Shareholders, and the 1990 non-qualified plan. In addition, we have an employee stock purchase plan. No further grants will be made under the 1990 non-qualified plan.

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

     The employee stock purchase plan provides eligible employees the opportunity to acquire shares of Swift common stock at a discount through payroll deductions. The plan year is from June 1 to the following May 31. The first year of the plan commenced June 1, 1993. To date, employees have been allowed to authorize payroll deductions of up to 10% of their base salary during the plan year by making an election to participate prior to the start of a plan year. The purchase price for stock acquired under the plan is 85% of the lower of the closing price of our common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant. Under this plan for the last three years, we have issued 22,360 shares at a price of $21.41 in 2001, 29,889 shares at a price range of $8.40 to $10.57 in 2000, and 22,771 shares at a price range of $5.21 to $11.00 in 1999. The estimated weighted average fair value of shares issued under this plan, as determined using the Black-Scholes option-pricing model, was $8.19 in 2001, $4.25 in 2000, and $4.74 in 1999. As of December 31, 2001, 362,428
shares remained available for issuance under this plan. There are no charges or credits to income in connection with this plan.

     We account for our stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As all options were issued at a price equal to market price, no compensation expense has been recognized. Had compensation expense for these plans been determined based on the fair value of the options consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts:

                                                    2001               2000                1999
                                                ------------       -----------         -----------
Net Income (Loss):       As Reported            $(22,347,765)      $59,184,008         $19,286,574
                         Pro Forma              $(26,632,624)      $56,531,665         $16,869,122

Basic EPS:               As Reported                  $(0.90)            $2.79               $1.07
                         Pro Forma                    $(1.08)            $2.66               $0.93

Diluted EPS:             As Reported                  $(0.90)            $2.51               $1.07
                         Pro Forma                    $(1.08)            $2.40               $0.93

     Pro forma compensation cost reflected above may not be representative of the cost to be expected in future years.

     The following is a summary of our stock options under these plans as of December 31, 2001, 2000, and 1999:

                                                     2001                      2000                        1999
                                            ------------------------  --------------------------    --------------------------
                                                          Wtd. Avg.                   Wtd. Avg.                     Wtd. Avg.
                                              Shares     Exer. Price      Shares     Exer. Price       Shares      Exer. Price
                                            ------------------------  --------------------------    --------------------------
Options outstanding, beginning of period      2,076,593  $     11.70     2,148,511   $      9.08      2,266,146   $       9.03
Options granted                                 747,073  $     31.51       645,944   $     16.88         25,000   $      12.50
Options canceled                                (31,247) $     14.09      (174,412)  $      8.71        (77,158)  $       8.95
Options exercised                              (152,915) $      8.69      (543,450)  $      8.48        (65,477)  $       8.55
                                            -----------               ------------                   ----------
Options outstanding, end of period            2,639,504  $     17.44     2,076,593   $     11.70      2,148,511   $       9.08
                                            ===========               ============                   ==========
Options exercisable, end of period            1,181,141  $     11.49       897,711   $      9.35      1,280,156   $       8.87
                                            ===========               ============                   ==========
Options available for future grant, end of
   period                                     1,155,057                    181,235                      950,735
                                            ===========               ============                   ==========
Estimated weighted average fair value per
   share of options granted during the year      $20.68                     $10.90                        $7.10
                                            ===========               ============                   ==========

     The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2001, 2000, and 1999, respectively: no dividend yield; expected volatility factors of 46.9%, 46.7%, and 44.2%; risk-free interest rates of 5.24%, 6.61%, and 5.60%; and expected lives of 7.3, 6.7, and 7.5 years. The following table summarizes information about stock options outstanding at December 31, 2001:

                               Options Outstanding                  Options Exercisable
                     ----------------------------------------     -------------------------
     Range of           Number       Wtd. Avg.    Wtd. Avg.          Number     Wtd. Avg.
     Exercise         Outstanding    Remaining     Exercise       Exercisable    Exercise
      Prices          at 12/31/01   Contractual     Price         At 12/31/01     Price
                                       Life
-------------------- -------------- ------------  -----------     ------------- -----------
$ 5.00 to  $16.99       1,592,597       5.7        $   9.50         1,012,907     $   9.20
$17.00 to  $28.99         280,439       6.1        $  23.25           153,785     $  24.23
$29.00 to  $41.00         766,468       9.1        $  31.84            14,449     $  36.69
                     --------------                               -------------
$ 5.00 to  $41.00       2,639,504       6.8        $  17.44         1,181,141     $  11.49
                     ==============                               =============


     Employee Stock Ownership Plan. In 1996, we established an Employee Stock Ownership Plan ("ESOP") effective January 1, 1996. All employees over the age of 21 with one year of service are participants. This plan has a five-year cliff vesting, and service is recognized after the ESOP effective date. The ESOP is designed to enable our employees to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock that has been contributed by Swift. Compensation expense is reported when such shares are released to employees. The plan may also acquire Swift common stock, purchased at fair market value. The ESOP can borrow money from Swift to buy Swift stock. Benefits will be paid in a lump sum or installments, and the participants generally have the choice of receiving cash or stock. At December 31, 2001, 2000 and 1999, all of the ESOP compensation was earned.

     Employee Savings Plan. We have a savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions into the 401(k) savings plan with Swift contributing on behalf of the eligible employee an amount equal to 100% of the first 2% of compensation and 75% of the next 4% of compensation based on the contributions made by the eligible employees. Our contribution to the 401(k) savings plan totaled $558,000, $483,000, and $474,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The contribution in 2001 was made all in common stock, while the 2000 and 1999 contributions were made half in common stock and half in cash. The shares of common stock contributed to the 401(k) savings plan totaled 28,798, 7,175, and 21,810 shares for the 2001, 2000, and 1999 contributions, respectively.

     Common Stock Repurchase Program. In March 1997, our board of directors approved a common stock repurchase program that terminated as of June 30, 1999. Under this program, we spent approximately $13.3 million to acquire 927,774 shares in the open market at an average cost of $14.34 per share. At December 31, 2001, 839,034 shares remain in treasury (net of 88,740 shares used to fund ESOP and 401(k) contributions) with a total cost of $12,032,791 and are included in "Treasury stock held, at cost" on the balance sheet.

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

7. Related-Party Transactions

     We are the operator of a number of properties owned by our affiliated limited partnerships and joint ventures and, accordingly, charge these entities and third-party joint interest owners operating fees. The operating fees charged to the partnerships in 2001, 2000, and 1999 totaled approximately

$925,000, $1,775,000, and $1,970,000, respectively. We are also reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $3,140,000, $4,465,000, and $4,000,000 in 2001, 2000, and 1999, respectively. In partnerships in which the limited partners have voted to sell their remaining properties and liquidate their limited partnerships, we are also reimbursed for direct, administrative, and overhead costs incurred in the disposition of such properties, which costs totaled approximately $2,360,000, $1,220,000, and $850,000 in 2001, 2000, and
1999, respectively.

8. Foreign Activities

New Zealand

     Swift Operated Permits. Our activity in New Zealand began in 1995 with the issuance of the first of two petroleum exploration permits. After surrendering a portion of our permit acreage in 1998, combining the two permits and expanding the permit acreage in 1999, and relinquishing 50% of the acreage in 2001 as we extended our petroleum exploration permit, our permit 38719 as of year-end 2001 covered approximately 50,300 acres in the Taranaki Basin of New Zealand's north island, with all but 12,800 acres onshore. At December 31, 2001, we had a 90% working interest in this permit and had fulfilled all current obligations under this permit.

     In late 1999, we completed our first exploratory well on this permit, the Rimu-A1, and a production test was performed. During the second half of 2000, we drilled and successfully tested two development wells, the Rimu-B1 and the Rimu-B2. In 2001 we drilled and tested three more Rimu development wells, the Rimu-A2, Rimu-A3 and Rimu-B3. The Rimu-A3 was successful; the Rimu-A2 and Rimu-B3 were dry. Early in 2002, the Rimu-A2 was sidetracked to the Tariki sand and is currently awaiting completion. The Rimu-B3 was also sidetracked in early 2002 and again was unsuccessful. In 2001, we also drilled the Kauri-A1 exploratory well, the Kauri-A2 development well, and the Kauri-B1 exploratory well. In the Kauri-A-1 we tested the Upper Tariki sands and still have further zones to test. The Kauri-A2 well successfully tested the Manutahi sands. The Kauri-B1 was drilled approximately 1.75 miles to the southeast of the Kauri-A pad and targeted the Manutahi sands. This well was plugged and abandoned in 2001. Our portion of the drilling, completion, and testing costs incurred on the wells within our permits during 2001 was approximately $26.0 million. Our portion of prospect costs on our permits during 2001 was approximately $5.1 million, which included obtaining 2-D seismic data in the last half of the year for the Rata prospect. We incurred $22.5 million on the production facilities that we expect to be commissioned near the end of the first quarter of 2002.

     In 2000, we entered into an agreement with Fletcher Challenge Energy Limited whereby we would earn a 25% participating interest in petroleum exploration permit 38730 containing approximately 48,900 acres. In May 2001, Fletcher relinquished their interest in the permit, and we then assumed 100% working interest in such permit by means of committing to an acceptable work plan. Such plan required us to acquire a minimum of 30 kilometers of new 2D seismic data, which we completed in 2001. Rather than commit to drill a new well in 2002 as the work plan called for, we surrendered this project in February 2002.

     Non-Operated Permits. In 1998, we entered into agreements for a 25% working interest in an exploration permit, permit 38712, held by Marabella Enterprises Ltd., a subsidiary of Bligh Oil & Minerals, an Australian company, and a 7.5% working interest held by Antrim Oil and Gas Limited, a Canadian company, in a second permit, permit 38716, operated by Marabella. In turn, Bligh and Antrim each became 5% working interest owners in our permit 38719. Unsuccessful exploratory wells were drilled on these two permits, and we charged $0.4 million against earnings in 1998 and $0.3 million in 1999. All of the acreage on the permit 38712 was surrendered in 2000. The exploratory well on permit 38716 has been temporarily abandoned pending a further evaluation. It is currently anticipated that this well will be re-entered and sidetracked to target a location to the west of the initial well. A five-year extension was granted on permit 38716 in 2001 upon the surrender of 50% of the acreage.

     In 2000, we entered into an agreement with Fletcher Challenge Energy Limited whereby we will earn a 20% participating interest in petroleum exploration permit 38718 containing approximately 57,400 acres. In January 2001, the operator temporarily abandoned the Tuihu #1 exploratory well on permit 38718 pending further analysis. The permit now contains approximately 28,700 acres after a scheduled surrender during December 2000.

     Costs Incurred. During 2001, our costs incurred in New Zealand totaled $54.5 million, including $25.7 million for drilling, $5.5 million for prospect costs, $22.5 million for production facilities, and $0.8 million in evaluation costs for the acquisition of the TAWN assets, which closed in January 2002. These costs also included $0.6 million of costs incurred on permits operated by others: $0.2 million of drilling costs and $0.4 million of prospect costs. As of December 31, 2001, our investment in New Zealand totaled approximately $84.4 million. As we have recorded proved undeveloped reserves relating to our successful drilling activities, $45.5 million of our investment costs has been included in the proved properties portion of oil and gas properties and $38.8 million has been included as unproved properties at the end of 2001. Our development strategy includes having Rimu/Kauri production on line for oil and gas sales in New Zealand near the end of the first quarter of 2002.

Russia

     In 1993, we entered into a Participation Agreement with Senega, a Russian Federation joint stock company, to assist in the development and production of reserves from two fields in Western Siberia and received a 5% net profits interest. We also purchased a 1% net profits interest. Our investment in Russia was fully impaired in the third quarter of 1998. We retain a minimum 6% net profits interest from the sale of hydrocarbon products from the fields. The value of our net profits interest depends upon either the successful development of production from the fields by others or their sale of the fields.

9. Subsequent Events

     TAWN Acquisition. Through our subsidiary, Swift Energy New Zealand Limited, we acquired Southern Petroleum Exploration Limited ("Southern NZ") in January 2002 for approximately $54.4 million in cash. Southern NZ was an affiliate of Shell New Zealand and owns interests in four onshore producing oil and gas fields, hydrocarbon-processing facilities, and pipelines connecting the fields and facilities to export terminals and markets. These properties are collectively called "TAWN," an acronym for the four fields that comprise the property: Tariki, Ahuroa, Waihapa and Ngaere. This acquisition was accounted for by the purchase method of accounting. Upon the closing of the New Zealand acquisition, our credit facility was increased to $300.0 million and the borrowing base became $275.0 million.

     In conjunction with the TAWN acquisition, we granted Shell New Zealand a short-term option to acquire an undivided 25% interest in our permit 38719, which includes our Rimu and Kauri areas, as well as a 25% interest in our Rimu Production Station. We do not know if Shell New Zealand will exercise this option. The option would be subject to numerous notifications, governmental approvals and consents if exercised. If the option is exercised, our credit facility would be reduced to $275.0 million and our borrowing base would be $250.0 million.

     Antrim Acquisition. We purchased through our subsidiary, Swift Energy New Zealand Limited, all of the New Zealand assets owned by Antrim Oil and Gas Limited for 220,000 shares of Swift Energy Company common stock. Antrim owned a 5% interest in permit 38719 and a 7.5% interest in permit 38716. This transaction closed in March 2002 (unaudited).

Supplemental Information (Unaudited)

Swift Energy Company and Subsidiaries

     Capitalized Costs. The following table presents our aggregate capitalized costs relating to oil and gas producing activities and the related depreciation, depletion, and amortization:

                                                                  Total              Domestic          New Zealand
                                                           ---------------------  ----------------   -----------------
December 31, 2001:
   Proved oil and gas properties                           $         974,698,428  $    929,172,460   $      45,525,968
   Unproved oil and gas properties                                    95,943,163        57,096,694          38,846,469
                                                           ---------------------  ----------------   -----------------
                                                                   1,070,641,591       986,269,154          84,372,437
   Accumulated depreciation, depletion, and amortization            (442,337,531)     (442,166,052)           (171,479)
                                                           ---------------------  ----------------   -----------------
   Net capitalized costs                                   $         628,304,060  $    544,103,102   $      84,200,958
                                                           =====================  ================   =================
December 31, 2000:
   Proved oil and gas properties                           $         753,426,124  $    732,265,674   $      21,160,450
   Unproved oil and gas properties                                    55,512,872        46,833,274           8,679,598
                                                           ---------------------  ----------------   -----------------
                                                                     808,938,996       779,098,948          29,840,048
   Accumulated depreciation, depletion, and amortization            (284,886,168)     (284,886,168)                 --
                                                           ---------------------  ----------------   -----------------
   Net capitalized costs                                   $         524,052,828  $    494,212,780   $      29,840,048
                                                           =====================  ================   =================

     Of the $57,096,694 of domestic unproved property costs (primarily seismic and lease acquisition costs) at December 31, 2001, excluded from the amortizable base, $26,707,313 was incurred in 2001, $9,545,964 was incurred in 2000,
$5,640,587 was incurred in 1999, and $15,202,830 was incurred in prior years. When we are in an active drilling mode, we evaluate the majority of these unproved costs within a two to four year time frame. In response to market conditions in 1998, we decreased our 1999 drilling expenditures when compared to prior years, which, when coupled with the $15.3 million of leasehold properties acquired in the Brookeland and Masters Creek areas in 1998, may extend the evaluation time frame of such costs. Consequently, in response to market conditions, we have decreased our 2002 drilling expenditures as well.

     Of the $38,846,469 of net New Zealand unproved property costs at December 31, 2001, excluded from the amortizable base, $30,383,713 was incurred in 2001, $5,013,539 was incurred in 2000, $907,972 was incurred in 1999, and $2,541,245 was incurred in prior years. We expect to continue drilling in New Zealand to delineate our prospects there, with seven wells planned for drilling in 2002. We expect to complete our evaluation of current unevaluated costs over the next two to three years. Upon the startup of the Rimu Production Station near the end of the first quarter of 2002, $23.6 million of these unproved property costs will be moved to the proved properties classification and will begin being depreciated.

     Costs Incurred. The following table sets forth costs incurred related to our oil and gas operations:

                                                                           Year Ended December 31, 2001
                                                           ----------------------------------------------------------
                                                                  Total              Domestic          New Zealand
                                                           --------------------   ---------------    ----------------
Acquisition of proved properties                           $         41,286,539   $    40,491,203    $        795,336
Lease acquisitions (1)                                               31,225,493        25,688,068           5,537,425
Exploration                                                          41,981,536        35,944,405           6,037,131
Development                                                         132,246,713       112,597,856          19,648,857
                                                           --------------------   ---------------    ----------------
     Total acquisition, exploration, and development (2)   $        246,740,281   $   214,721,532    $     32,018,749
                                                           --------------------   ---------------    ----------------

Processing plants                                          $         23,331,095   $       817,454    $     22,513,641
Field compression facilities                                            319,703           319,703                  --
                                                           --------------------   ---------------    ----------------
     Total plants and facilities                           $         23,650,798   $     1,137,157    $     22,513,641
                                                           --------------------   ---------------    ----------------

Total costs incurred                                       $        270,391,079   $   215,858,689    $     54,532,390
                                                           ====================   ===============    ================

                                                                           Year Ended December 31, 2000
                                                           ----------------------------------------------------------
                                                                  Total               Domestic         New Zealand
                                                           --------------------   ---------------   -----------------
Acquisition of proved properties                           $         34,191,883   $    34,191,883    $             --
Lease acquisitions (1)                                               20,842,103        16,315,749           4,526,354
Exploration                                                          20,150,834        18,524,883           1,625,951
Development                                                         104,083,409        93,931,500          10,151,909
                                                           --------------------   ---------------    ----------------
     Total acquisition, exploration, and development (2)   $        179,268,229   $   162,964,015    $     16,304,214
                                                           --------------------   ---------------    ----------------

Processing plants                                          $          1,819,464   $       755,119    $      1,064,345
Field compression facilities                                            203,789           203,789                  --
                                                           --------------------   ---------------    ----------------
     Total plants and facilities                           $          2,023,253   $       958,908    $      1,064,345
                                                           --------------------   ---------------    ----------------

Total costs incurred                                       $        181,291,482   $   163,922,923    $     17,368,559
                                                           ====================   ===============    ================

                                                                           Year Ended December 31, 1999
                                                           ----------------------------------------------------------
                                                                  Total              Domestic          New Zealand
                                                           --------------------   ---------------    ----------------
Acquisition of proved properties                           $         18,526,939   $    18,526,939    $             --
Lease acquisitions (1)                                               10,382,672         9,251,658           1,131,014
Exploration                                                          11,019,430         5,101,330           5,918,100
Development                                                          39,891,868        39,891,868                  --
                                                           --------------------   ---------------    ----------------
     Total acquisition, exploration, and development (2)   $         79,820,909   $    72,771,795    $      7,049,114
                                                           --------------------   ---------------    ----------------

Processing plants                                          $          1,607,559   $     1,607,559    $             --
Field compression facilities                                            171,535           171,535                  --
                                                           --------------------   ---------------    ----------------
     Total plants and facilities                           $          1,779,094   $     1,779,094    $             --
                                                           ---------------------  ---------------    ----------------

Total costs incurred                                       $         81,600,003   $    74,550,889    $      7,049,114
                                                           =====================  ===============    ================

1)These are actual amounts as incurred by year, including both proved and unproved lease costs. The annual lease acquisition amounts added to proved oil and gas properties in 2001, 2000, and 1999 were $13,308,843, $16,791,834, and
$14,389,680, respectively.
2)Includes capitalized general and administrative costs directly associated with the acquisition, exploration, and development efforts of approximately $11,600,000, $10,300,000, and $8,500,000 in 2001, 2000, and 1999, respectively.
In addition,  total  includes  $6,256,222,  $5,043,206,  and $4,142,098 in 2001,
2000, and 1999, respectively, of capitalized interest on unproved properties.

     Results of Operations. New Zealand operations began in 2001 while all our oil and gas operations in 2000 and 1999 were domestic. The following table sets forth results of our oil and gas operations:

                                                             Year Ended December 31, 2001
                                                  ----------------------------------------------------
                                                      Total           Domestic         New Zealand
                                                  ---------------   ---------------   ----------------
Oil and gas sales                                 $   181,184,635   $   179,360,844   $      1,823,791
Oil and gas production costs                          (36,719,609)      (36,554,418)          (165,191)
Depreciation and depletion                            (58,589,116)      (58,417,637)          (171,479)
Write-down of oil and gas properties                  (98,862,247)      (98,862,247)                --
                                                  ---------------   ---------------   ----------------
                                                      (12,986,337)      (14,473,458)         1,487,121
Provision (benefit) for income taxes                   (4,647,810)       (5,138,560)           490,750
                                                  ---------------   ---------------   ----------------
Results of producing activities                   $    (8,338,527)   $   (9,334,898)  $        996,371
                                                  ===============   ===============   ================
Amortization per physical unit of production
    (equivalent Mcf of gas)                       $          1.31   $          1.32   $           0.34
                                                  ===============   ===============   ================

                                                             Year Ended December 31, 2000
                                                  ----------------------------------------------------
                                                       Total           Domestic         New Zealand
                                                  ---------------   ---------------   ----------------

Oil and gas sales                                 $   189,138,947   $   189,138,947   $             --
Oil and gas production costs                          (29,220,315)      (29,220,315)                --
Depreciation and depletion                            (46,849,819)      (46,849,819)                --
                                                  ---------------   ---------------   ----------------
                                                      113,068,813       113,068,813                 --
Provision (benefit) for income taxes                   40,365,566        40,365,566                 --
                                                  ---------------   ---------------   ----------------
Results of producing activities                   $    72,703,247   $    72,703,247   $             --
                                                  ===============   ===============   ================
Amortization per physical unit of production
    (equivalent Mcf of gas)                       $          1.11   $          1.11   $             --
                                                  ===============   ===============   ================

                                                             Year Ended December 31, 1999
                                                  ---------------------------------------------------
                                                       Total           Domestic         New Zealand
                                                  ---------------   ---------------   ----------------

Oil and gas sales                                 $   108,898,696   $   108,898,696   $             --
Oil and gas production costs                          (19,645,740)      (19,645,740)                --
Depreciation and depletion                            (41,410,106)      (41,410,106)                --
                                                  ---------------   ---------------   ----------------
                                                       47,842,850        47,842,850                 --
Provision (benefit) for income taxes                   16,792,840        16,792,840                 --
                                                  ---------------   ---------------   ----------------
Results of producing activities                   $    31,050,010   $    31,050,010   $             --
                                                  ===============   ===============   ================
Amortization per physical unit of production
    (equivalent Mcf of gas)                       $          0.97   $          0.97   $             --
                                                  ===============   ===============   ================

     Supplemental Reserve Information. The following information presents estimates of our proved oil and gas reserves. Reserves were determined by us and audited by H. J. Gruy and Associates, Inc. ("Gruy"), independent petroleum consultants. Gruy's summary report dated February 14, 2002, is set forth as an exhibit to the Form 10-K Report for the year ended December 31, 2001, and includes definitions and assumptions that served as the basis for the audit of proved reserves and future net cash flows. Such definitions and assumptions should be referred to in connection with the following information:

Estimates of Proved Reserves                          Total                       Domestic                   New Zealand
                                            -------------------------   ----------------------------  -------------------------
                                                           Oil, NGL,                      Oil, NGL,                  Oil, NGL,
                                                              and                           and                        and
                                             Natural Gas   Condensate     Natural Gas    Condensate    Natural Gas  Condensate
                                               (Mcf)        (Bbls)          (Mcf)          (Bbls)         (Mcf)       (Bbls)
                                            ------------  -----------   ----------------------------  ------------  -----------
Proved reserves as of December 31, 1998(1)   352,400,835   13,957,925     352,400,835     13,957,925            --           --
   Revisions of previous estimates(2)        (31,189,450)   2,058,725     (31,189,450)     2,058,725            --           --
   Purchases of minerals in place              9,159,780    1,822,858       9,159,780      1,822,858            --           --
   Sales of minerals in place                 (3,762,799)    (260,287)     (3,762,799)      (260,287)           --           --
   Extensions, discoveries, and other
     additions                                30,107,908    5,791,966      30,107,908      5,791,966            --           --
   Production(3)                             (26,756,524)  (2,564,924)    (26,756,524)    (2,564,924)           --           --
                                            ------------  -----------   -------------   ------------  ------------  -----------

Proved reserves as of December 31, 1999(1)   329,959,750   20,806,263     329,959,750     20,806,263            --           --
   Revisions of previous estimates(2)         (4,300,787)    (455,606)     (4,300,787)      (455,606)           --           --
   Purchases of minerals in place             26,567,925    2,196,547      26,567,925      2,196,547            --           --
   Sales of minerals in place                   (363,262)     (76,288)       (363,262)       (76,288)           --           --
   Extensions, discoveries, and other
     additions                                93,869,841   15,134,694      38,556,364      3,943,807    55,313,477   11,190,887
   Production(3)                             (27,119,491)  (2,472,014)    (27,119,491)    (2,472,014)           --           --
                                            ------------  -----------   -------------   ------------  ------------  -----------

Proved reserves as of December 31, 2000      418,613,976   35,133,596     363,300,499     23,942,709    55,313,477   11,190,887
   Revisions of previous estimates(2)       (122,127,541)   5,621,556    (101,693,477)     8,460,690   (20,434,064)  (2,839,134)
   Purchases of minerals in place             10,038,803    7,430,591      10,038,803      7,430,591            --           --
   Sales of minerals in place                 (7,508,064)    (555,586)     (7,508,064)      (555,586)           --           --
   Extensions, discoveries, and other
     additions                                52,353,909    8,907,852      50,810,697      6,257,441     1,543,212    2,650,411
   Production(3)                             (26,458,958)  (3,055,373)    (26,458,958)    (2,971,112)           --      (84,261)
                                            ------------  -----------   -------------   ------------  ------------  -----------

Proved reserves as of December 31, 2001(4)   324,912,125   53,482,636     288,489,500     42,564,733    36,422,625   10,917,903
                                            ============  ===========   =============   ============  ============  ===========

Proved developed reserves:
   December 31, 1998                         197,105,963    7,142,566     197,105,963      7,142,566            --           --
   December 31, 1999                         174,046,096    8,437,299     174,046,096      8,437,299            --           --
   December 31, 2000                         215,169,833   10,980,196     215,169,833     10,980,196            --           --
   December 31, 2001(4)                      181,651,578   23,759,574     167,401,736     20,393,142    14,249,842    3,366,432

1)Proved reserves exclude quantities subject to our volumetric production payment agreement, which expired with the last required delivery of volumes in October 2000.

2)Revisions of previous estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics, and reservoir pressure. Additionally, changes in quantity estimates are affected by the increase or decrease in crude oil and natural gas prices at each year-end. Proved reserves, as of December 31, 2001, were based upon prices in effect at year-end. The weighted average of such year-end prices for total, domestic, and New Zealand were $2.51, $2.68, and $1.18 per Mcf of natural gas and $18.45, $18.51, and $18.25 per barrel of oil, respectively. This compares to $9.86, $11.25, and $0.71 per Mcf and $24.62, $25.50, and $22.30 per barrel as of
December 31, 2000, for total, domestic, and New Zealand, respectively.

3)Natural gas production for 1999 and 2000 excludes 728,235 and 405,130 Mcf, respectively, delivered under our volumetric production payment agreement.

4)We acquired 62.1 Bcfe and 5.7 Bcfe from the TAWN and Antrim acquisitions, respectively, in New Zealand. These reserves estimates at December 31, 2001, are not included in the above table. The TAWN reserves were all proved developed while the Antrim reserves were 34% proved developed.

     Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                                         Year Ended December 31, 2001
                                                           ---------------------------------------------------------
                                                                Total              Domestic            New Zealand
                                                           ----------------    ----------------     ----------------
Future gross revenues                                      $  1,706,475,138    $  1,485,480,927     $    220,994,211
Future production costs                                        (483,588,857)       (436,141,429)         (47,447,428)
Future development costs                                       (198,172,628)       (185,347,628)         (12,825,000)
                                                           ----------------    ----------------     ----------------
Future net cash flows before income taxes                     1,024,713,653         863,991,870          160,721,783
Future income taxes                                            (261,635,331)       (208,726,729)         (52,908,602)
                                                           ----------------    ----------------     ----------------
Future net cash flows after income taxes                        763,078,322         655,265,141          107,813,181
Discount at 10% per annum                                      (308,520,417)       (274,882,174)         (33,638,243)
                                                           ----------------    ----------------     ----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $    454,557,905    $    380,382,967     $     74,174,938
                                                           ================    ================     ================

                                                                         Year Ended December 31, 2000
                                                           ---------------------------------------------------------
                                                                Total              Domestic          New Zealand
                                                           ----------------    ----------------     ----------------

Future gross revenues                                      $  4,995,951,799    $  4,737,560,630     $    258,391,169
Future production costs                                        (817,127,348)       (807,436,139)          (9,691,209)
Future development costs                                       (204,620,116)       (180,320,116)         (24,300,000)
                                                           ----------------    ----------------     ----------------
Future net cash flows before income taxes                     3,974,204,335       3,749,804,375          224,399,960
Future income taxes                                          (1,321,061,952)     (1,243,731,594)         (77,330,358)
                                                           ----------------    ----------------     ----------------
Future net cash flows after income taxes                      2,653,142,383       2,506,072,781          147,069,602
Discount at 10% per annum                                    (1,075,183,917)     (1,017,995,158)         (57,188,759)
                                                           ----------------    ----------------     ----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $  1,577,958,466    $  1,488,077,623     $     89,880,843
                                                           ================    ================     ================

                                                                         Year Ended December 31, 1999
                                                           ---------------------------------------------------------
                                                                Total              Domestic           New Zealand
                                                           ----------------    ----------------     ----------------

Future gross revenues                                      $  1,371,541,850    $  1,371,541,850     $             --
Future production costs                                        (353,594,258)       (353,594,258)                  --
Future development costs                                       (156,738,446)       (156,738,446)                  --
                                                           ----------------    -----------------    ----------------
Future net cash flows before income taxes                       861,209,146         861,209,146                   --
Future income taxes                                            (226,725,033)       (226,725,033)                  --
                                                           ----------------    ----------------     ----------------
Future net cash flows after income taxes                        634,484,113         634,484,113                   --
Discount at 10% per annum                                      (195,540,279)       (195,540,279)                  --
                                                           ----------------    ----------------     ----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $    438,943,834    $    438,943,834     $             --
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

     The standardized measure of discounted future net cash flows is not intended to present the fair market value of our oil and gas property reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, an allowance for return on investment, and the risks inherent in reserves estimates.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                        Year Ended December 31,
                                                         -------------------------------------------------------
                                                               2001                2000               1999
                                                         ------------------   -----------------   --------------
Beginning balance                                        $    1,577,958,466   $     438,943,834   $  290,273,103
                                                         ------------------   -----------------   --------------
Revisions to reserves proved in prior years--
   Net changes in prices, production costs, and future
        development costs                                    (1,692,627,074)      1,523,487,598      123,447,890
   Net changes due to revisions in quantity                     (93,669,181)        (36,102,814)     (23,746,974)
estimates
   Accretion of discount                                        231,325,481          56,405,451       34,078,501
   Other                                                       (204,768,815)       (220,119,873)       2,032,696
                                                         ------------------   -----------------   --------------
Total revisions                                              (1,759,739,589)      1,323,670,362      135,812,113

New field discoveries and extensions, net of future
   production and development costs                             110,213,160         359,265,150      102,582,467
Purchases of minerals in place                                   39,544,163         160,240,785       39,282,292
Sales of minerals in place                                      (50,131,970)           (598,021)      (5,360,428)
Sales of oil and gas produced, net of production               (144,262,145)       (159,331,003)     (88,196,672)
costs
Previously estimated development costs incurred                  94,107,760          65,953,028       39,149,732
Net change in income taxes                                      586,868,060        (610,185,669)    ( 74,598,773)
                                                         ------------------   -----------------   --------------

Net change in standardized measure of discounted
   future net cash flows                                     (1,123,400,561)      1,139,014,632      148,670,731
                                                         ------------------   -----------------   --------------
Ending balance                                           $      454,557,905   $   1,577,958,466   $  438,943,834
                                                         ==================   =================   ==============

     Quarterly Results. The following table presents summarized quarterly financial information for the years ended December 31, 2000 and 2001:

                                                                      Basic EPS        Diluted EPS
                                        Income/(Loss)                Income/(Loss)    Income/(Loss)
                                           Before                       Before           Before
                                        Extraordinary                Extraordinary    Extraordinary    Basic    Diluted
                           Income/(Loss)  Item and                     Item and         Item and        EPS       EPS
                              Before      Change In       Net          Change In        Change In       Net       Net
                              Income     Accounting      Income/       Accounting       Accounting    Income/   Income/
               Revenues       Taxes      Principle       (Loss)        Principle       Principle       (Loss)    (Loss)
              ------------ ------------ ------------- ------------  --------------- ---------------- --------- ---------
  2000:
  First
  Quarter     $ 37,747,645 $ 14,919,044     9,589,828 $  9,589,828  $      0.46       $     0.43       $  0.46   $  0.43
  Second
  Quarter       46,127,375   22,218,358    14,213,274   14,213,274         0.68             0.61          0.68      0.61
  Third
  Quarter       49,525,166   24,748,163    15,832,348   15,832,348         0.74             0.66          0.74      0.66
  Fourth
  Quarter       58,224,760   31,193,781    20,178,416   19,548,558         0.93             0.82          0.90      0.80
              ------------ ------------ ------------- ------------
     Total    $191,624,946 $ 93,079,346    59,813,866 $ 59,184,008  $      2.82       $     2.53       $  2.79   $  2.51

  2001:
  First
  Quarter     $ 62,392,014 $ 35,513,130   22,719,653  $ 22,326,785  $      0.92       $     0.89       $  0.91   $  0.88
  Second
  Quarter       52,303,265   23,408,900   14,972,946    14,972,946         0.61             0.59          0.61      0.59
  Third
  Quarter       41,244,583   11,607,563    7,420,090     7,420,090         0.30             0.29          0.30      0.29
  Fourth
  Quarter       27,867,628 (104,721,926)  (67,067,586) (67,067,586)       (2.71)           (2.71)        (2.71)    (2.71)
              ------------ ------------ ------------- ------------
     Total    $ 183,807,490 (34,192,333)  (21,954,897)$ 22,347,765  $     (0.89)      $    (0.89)      $ (0.90)  $ (0.90)
              ============ ============ ============= ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 14, 2002, annual shareholders' meeting is incorporated herein by reference.


Item 11. Executive Compensation

     The information required under Item 11 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 14, 2002, annual shareholders' meeting is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under Item 12 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 14, 2002, annual shareholders' meeting is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     The information required under Item 13 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 14, 2002, annual shareholders' meeting is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.       The  following  consolidated  financial  statements  of  Swift
         EnergyCompany together with the report thereon of Arthur Andersen LLP datedFebruary 18, 2002, and the data contained therein are included in Item8 hereof:


                  Report of Independent Public Accountants...........35
                  Consolidated Balance Sheets........................36
                  Consolidated Statements of Income..................37
                  Consolidated Statements of Stockholders' Equity....38
                  Consolidated Statements of Cash Flows..............39
                  Notes to Consolidated Financial Statements.........40

         2.       Financial Statement Schedules

         None

         3.       Exhibits


3(a).1 1                 Amended and Restated Articles of Incorporation of Swift
                         Energy Company.

3(b)*                    By-Laws, as amended through August 14, 1995.

4(a).1 7 Indenture dated as of July 29, 1999, between Swift Energy Company and BankOne, N.A., as Trustee.

4(a).2 8 First Supplemental Indenture dated as of August 4, 1999, between Swift Energy Company and Bank One, N.A., including the form of 10.25% Senior Subordinated Notes due 2009.

10.1* Indemnity Agreement dated July 8, 1988, between Swift Energy Company and A. Earl Swift (plus schedule of other persons with whom Indemnity Agreements have been entered into).

10.2 5+                  Amended  and   Restated   Swift  Energy   Company  1990
                         Nonqualified Stock Option Plan, as of May 1997.

10.3 5+ Amended and Restated Swift Energy Company 1990 Stock Compensation Plan, as of May 1997.

10.4 2+ Amendment to the Swift Energy Company 1990 Stock Compensation Plan, as of May 9, 2000.

10.5 2+                  Swift  Energy  Company  2001 Omnibus Stock Compensation
                         Plan.

10.6 3+ Amended and Restated Employment Agreement between Swift Energy Company and A. Earl Swift, dated November 15, 2000.

10.7 1+ Amended and Restated Employment Agreement dated as of May 9, 2001, by and between Swift Energy Company and Terry E. Swift.

10.8 1+ Amended and Restated Employment Agreement dated as of May 9, 2001, by and between Swift Energy Company and James M. Kitterman.

10.9 1+ Amended and Restated Employment Agreement dated as of May 9, 2001, by and between Swift Energy Company and Bruce H. Vincent.


10.10 1+ Amended and Restated Employment Agreement dated as of May 9, 2001, by and between Swift Energy Company and Joseph A. D'Amico.

10.11 1+ Employment Agreement dated as of May 9, 2001, by and between Swift Energy Company and Victor R. Moran.

10.12 1+ Employment Agreement dated as of May 9, 2001, by and between Swift Energy Company and Donald L. Morgan.

10.13 1+ Amended and Restated Employment Agreement dated as of May 9, 2001, by and between Swift Energy Company and Alton D. Heckaman, Jr.

10.14 3+ Fourth Amended and Restated Agreement and Release, by and between Swift Energy Company and Virgil Neil Swift, dated November 20, 2000.

10.15 6 Amended and Restated Rights Agreement between Swift Energy Company and American Stock Transfer & Trust Company, dated March 31, 1999.

10.16 9 Amended and Restated Credit Agreement among Swift Energy Company and Bank One, National Association as administrative agent, CIBC Inc. as syndication agent, and Credit Lyonnais New York Branch and Societe
                         Generale as documentation agents and the lenders signatory hereto dated September 28, 2001.

12*                      Swift  Energy  Company  Ratio  of  Earnings  to   Fixed
                         Charges.

21 4                     List of Subsidiaries of Swift Energy Company.

23(a)*                   The consent of H. J. Gruy and Associates, Inc.

23(b)* The consent of Arthur Andersen LLP as to incorporation by reference regarding Forms S-8 and S-3 Registration Statements.

23(c)*                   Letter responsive to Temporary Note 3T  to  Article  of
                         Regulation S-X

99* The summary of H. J. Gruy and Associates, Inc. report, dated February 14, 2002.


(b)      Reports on Form 8-K filed during the year 2001:

         1. On May 3, 2001, the Company filed a Current Report on Form 8-K that reported under Item 5, "Other Events," that the Company was amending two of the four proposals contained in the Company's proxy statement for the Company's annual meeting of shareholders to be held on May 8, 2001, and, subject to shareholder approval, the Company intended to adjourn the meeting until June 7, 2001 to allow shareholders to vote on the two amended proposals.

         2. On December 17, 2001, the Company filed a Current Report on Form 8-K that reported under Item 2 "Acquisition or Disposition of Assets," that the Company had signed a Limited Share Sale and Purchase Agreement to purchase all of the capital stock of Southern Petroleum (New Zealand) Exploration Limited for approximately US $55 million in cash.

1)Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 1-8754.
2)Incorporated by reference from Registration Statement No. 333-67242 on Form S-8 filed on August 10, 2001.

3)Incorporated by reference from Swift Energy Company Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-8754.
4)Incorporated by reference from Registration Statement No. 33-60469 on Form S-2 filed on June 22, 1995.
5)Incorporated by reference from Swift Energy Company definitive proxy statement for annual shareholders meeting filed April 14, 1997, File No. 1-8754.
6)Incorporated by reference from Swift Energy Company Amendment No. 1 to Form 8-A, filed April 7, 1999.
7)Incorporated by reference from Exhibit 4.2 to Pre-Effective Amendment No. 1 to Form S-3 Registration Statement No. 33-81651 of Swift Energy Company, filed July 9, 1999, which Exhibit 4.2 is the form of such Indenture.
8)Incorporated by reference from Swift Energy Company Report on Form 8-K dated August 4, 1999, File No. 1-8754.
9)Incorporated by reference from Swift Energy Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.
*Filed herewith.
+Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Swift Energy Company, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SWIFT ENERGY COMPANY



                                           By       /s/ A. Earl Swift
                                                   -----------------------------
                                                   A. Earl Swift
                                                   Chairman of the Board,



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Swift Energy Company, and in the capacities and on the dates indicated:



             Signatures                    Title                        Date
             -----------                  ------                        -----



    /s/ A. Earl Swift
----------------------------       Chairman of the Board          March 20, 2002
      A. Earl Swift



   /s/ Terry E. Swift                    Director
----------------------------      Chief Executive Officer         March 20, 2002
     Terry E. Swift                      President



/s/ Alton D. Heckaman Jr.        Sr. Vice-President--Finance
----------------------------     Principal Financial Officer      March 20, 2002
  Alton D. Heckaman Jr.



   /s/ David W. Wesson                 Controller
----------------------------    Principal Accounting Officer      March 20, 2002
     David W. Wesson

  /s/ G. Robert Evans
---------------------------Director                     March 20, 2002
    G. Robert Evans



/s/ Henry C. Montgomery
---------------------------Director                     March 20, 2002
  Henry C. Montgomery



/s/ Clyde W. Smith, Jr.
---------------------------Director                     March 20, 2002
  Clyde W. Smith, Jr.



  /s/ Virgil N. Swift
---------------------------Director                     March 20, 2002
    Virgil N. Swift



 /s/ Harold J. Withrow
---------------------------Director                     March 20, 2002

   Harold J. Withrow

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    EXHIBITS

                                       TO

                                FORM 10-K REPORT

                                     FOR THE

                          YEAR ENDED DECEMBER 31, 2001




                              SWIFT ENERGY COMPANY

                        16825 NORTHCHASE DRIVE, SUITE 400

                              HOUSTON, TEXAS 77060

                                    EXHIBITS



3(b)     By-Laws, as amended through August 14, 1995.

10.1 Indemnity Agreement dated July 8, 1988, between Swift Energy Company and A. Earl Swift (plus schedule of other persons with whom Indemnity Agreements have been entered into).

12       Swift Energy Company Ratio of Earnings to Fixed Charges.

23 (a)   The consent of H.J. Gruy and Associates, Inc.

23 (b) The consent of Arthur Andersen LLP as to incorporation by reference regarding Forms S-8 and S-3 Registration Statements.

23 (c)   Letter responsive to Temporary Note 3T to Article of Regulation S-X

99       The summary of H.J. Gruy and Associates, Inc. report, dated February 7,
         2002.

                                  Exhibit 3(B)

                                    BYLAWS OF
                              SWIFT ENERGY COMPANY



                                    ARTICLE I

                                  SHAREHOLDERS

         1. ANNUAL MEETING. The annual meeting of shareholders for the purpose of electing directors shall be held on such date and time as may be fixed from time to time by the board of directors and stated in the notice of the meeting. Any business may be transacted at an annual meeting, except as otherwise provided by law or by these Bylaws.

         2. SPECIAL MEETING. A special meeting of shareholders may be called at any time by the president or secretary at the request in writing of the holders of at least ten percent (10%) of the outstanding stock entitled to be voted at such meeting, or a special meeting of shareholders may be called at any time by a majority of the members of the board of directors who are "Continuing Directors," being those directors then in office who have been or will have been directors for the two year period ending on the date notice of the meeting or written consent to take such action is first provided to shareholders, or those directors who have been nominated for election or elected to succeed such directors by a majority of such directors, or by the chairman of the board or by the president. Only such business shall be transacted at a special meeting as may be stated or indicated in the notice of such meeting.

         3. MANNER AND PLACE OF MEETING. The annual meeting of shareholders may be held in any manner permitted by law or these Bylaws at any place within or without the State of Texas designated by the board of directors. Special meetings of shareholders may be held in any manner permitted by law or these Bylaws at any place within or without the State of Texas designated by the chairman of the board or the President, if he shall call the meeting, or the board of directors, if they shall call the meeting. Any meeting may be held at any place within or without the State of Texas designated in a waiver of notice of such meeting held at the principal office of the corporation unless another place is designated for meetings in the manner provided herein. Subject to the provisions herein for notice of meetings, meetings of shareholders may be held by means of conference telephone or similar communications equipment by means of which all participants can hear each other.

         4. NOTICE. Written or printed notice stating the place, day and hour of each meeting of shareholders and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten
(10) nor more than sixty (60) days before the date of the meeting, either personally or by mail, to each shareholder of record entitled to vote at such meeting. Whenever any notice is required to be given to any shareholder, a waiver thereof in writing signed by such person(s) entitled to such notice (whether signed before or after the time required for such notice) shall be equivalent to the giving of such notice.

         5. BUSINESS TO BE CONDUCTED AT ANNUAL OR SPECIAL MEETING. At an annual meeting of the shareholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual or special meeting business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board of directors, (b) otherwise properly brought before the meeting by or at the direction of the board of directors, or (c) otherwise properly brought before the meeting by a shareholder. For business to be properly brought before an annual or special meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a shareholder's notice regarding business to be conducted at an annual meeting must be delivered to or mailed and received at the principal executive offices of the corporation, not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. To be timely, a shareholder's notice regarding business to be conducted at a special meeting must be delivered to or mailed and received at the principal executive offices of the corporation no later than the date the notice required under Section 4 of this Article I is provided to the shareholders; provided that, in no event shall the special meeting be held sooner than forty (40) days after the notice is received by the corporation. A shareholder's notice to the secretary shall be set forth as to each matter the shareholder proposes to bring before the meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and address, as they appear on the corporation's books, of the shareholder proposing such business, (c) the class and number of shares of the corporation which are beneficially owned by the shareholder, and (d) any material interest of the shareholder in such business. Notwithstanding anything in the Bylaws to the contrary, no business shall be conducted at any meeting except in accordance with the procedures set forth in this Section 5. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance with the provisions of this Section 5, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

         6. QUORUM. Except as otherwise required by law, the Articles of Incorporation or these Bylaws, the holders of at least a majority of the outstanding shares entitled to vote thereat and present in person or by proxy shall constitute a quorum. The shareholders present at any meeting, though less than a quorum, may adjourn the meeting. No notice of adjournment, other than the announcement at the meeting, need be given.

         7. VOTE REQUIRED TO TAKE ACTION. Except as otherwise provided in these Bylaws or the articles of incorporation, when a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes, of the rules of any exchange or quotation system upon which securities of the corporation are traded, or of the certificate of incorporation a different vote is required, in which case such express provision shall govern and control the decision of such question. In addition to the foregoing voting requirements, the affirmative vote of the holders of at least sixty-six and two thirds percent (66-2/3%) of the outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors shall be required to sell, assign or dispose of all or substantially all of the corporation's assets (consisting of more than fifty percent (50%) of either the total assets or the total proved reserves of the corporation) in one or a series of related transactions or to merge, consolidate or engage in a share exchange with another corporation or other entity, or to enter into any transaction (including the issuance or transfer of securities of the corporation), with any holder of 20% of the outstanding capital stock of the corporation, if such transaction is not approved by a majority of the Continuing Directors, as that term is defined in Article I, Section 2.

         8. PROXIES. At all meetings of shareholders, a shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Such proxies shall be filed with the corporation before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided in the proxy. Each proxy shall be revocable unless expressly provided therein to be irrevocable or unless otherwise made irrevocable by law.

         9. VOTING OF SHARES. Each outstanding share of a class entitled to vote upon a matter submitted to a vote at a meeting of shareholders shall be entitled to one vote on such matter except to the extent that the voting rights are limited or denied by the Articles of Incorporation. No shareholder shall have the right to cumulate his votes in the election of directors.

         10. OFFICERS. The chairman of the board shall preside at and the secretary shall keep the records of each meeting of shareholders, but in the absence of the chairman, the president shall perform the chairman's duties, and in the absence of the secretary and all assistant secretaries, his duties shall be performed by some person appointed by the presiding officer.

        11. LIST OF SHAREHOLDERS. A complete list of shareholders entitled to vote at each shareholders' meeting, arranged in alphabetical order, with the address of and number of shares held by each, shall be prepared by the officer or agent having charge of the stock transfer books and filed at the registered office of the corporation and shall be subject to inspection by any shareholder during usual business hours for a period of ten (10) days prior to such meeting and shall be produced at such meeting and at all times during such meeting be subject to inspection by any shareholder.

         12. ACTION BY WRITTEN CONSENT. Any action required or permitted by statute, the Articles of Incorporation or these Bylaws to be taken at a meeting of shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by the holder or holders of shares having not less than the minimum number of votes under these Bylaws or the Articles of Incorporation of the corporation, or if not specified therein, then under the provisions of the Texas Business Corporation Act, as amended, or any similar successor provision (the "TBCA") that would be necessary to take such action at a meeting at which the holders of all shares entitled to vote on the action were present and voted. Such consent or consents shall be in such form and shall be delivered to the corporation in such manner as is specified in
Article 9.10A of the TBCA.

                                   ARTICLE II

                               BOARD OF DIRECTORS

         1. MANAGEMENT. The business and affairs of the corporation shall be managed by the board of directors. The board may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute, by the Articles of Incorporation or these Bylaws directed or required to be exercised or done by the shareholders.

         2. NUMBER. The board of directors shall consist of seven directors, but the number of directors may be increased or decreased (provided such decrease does not shorten the term of any incumbent director) from time to time by a majority of the Continuing Directors, provided that the number of directors shall never be less than three nor more than nine.

         3. ELECTION AND TERM.
            (A) Commencing with the term of directors commencing upon conclusion of the annual meeting of shareholders scheduled for May 1996, the directors shall be divided into three classes, as nearly equal in number as the then total number of directors constituting the entire board permits, with the term of office of one class expiring each succeeding year. Commencing with the 1996 annual meeting of shareholders, directors of the first class shall be elected to hold office for a term expiring at the next succeeding annual meeting, directors of the second class shall be elected to hold office for a term expiring at the second succeeding annual meeting, and directors of the third class shall be elected to hold office for a term expiring at the third succeeding annual meeting. Thereafter, at each annual meeting of shareholders the successors to the class of directors whose term shall then expire, shall be elected to hold office until the third succeeding annual meeting or until their respective successors shall have been elected and qualified, unless removed in accordance with these Bylaws. Directors need not be shareholders or residents of Texas.

            (B) Any vacancies in the board of directors for any reason, and any directorships resulting from any increase in the number of directors, may be filled by the board of directors, acting by a majority of the directors then in office, although less than a quorum, and any directors so chosen shall hold office until the next election of the class for which such directors shall have been chosen or until their successors shall be elected and qualified.

     4. DIRECTOR NOMINATION PROCEDURES. Only persons who are nominated in accordance with the procedures set forth in this Section 4 shall be eligible for election as directors. Nominations of persons for election to the board of directors of the corporation may be made at a meeting of shareholders (a) by or at the direction of the board of directors or (b) by any shareholder of the corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 4. Such nominations, other than those made by or at the direction of the board of directors, shall be made pursuant to timely notice in writing to the secretary of the corporation. To be timely, a shareholder's notice shall be delivered to or mailed and received at the principal executive offices of the corporation (a) in the case of an annual meeting, not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is changed by more than 30 days from such anniversary date, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or public disclosure was made, and (b) in the case of a special meeting at which directors are to be elected, not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or public disclosure was made. Such shareholder's notice shall set forth (a) as to each person whom the shareholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares, if any, of the corporation which are beneficially owned by such person, and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such persons' written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the shareholder giving the notice (i) the name and address, as they appear on the corporation's books, of such shareholder and (ii) the class and number of shares of the corporation which are beneficially owned by such shareholder. At the request of the board of directors any person nominated by the board of directors for election as a director shall furnish to the secretary of the corporation that information required to be set forth in a shareholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the corporation unless nominated in accordance with the procedures set forth in this Section 4. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by the Bylaws, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

         5. REMOVAL. Any director or the entire board of directors of the corporation may be removed at any time, with or without cause by the affirmative vote of the holders of sixty-six and two-thirds percent (66-2/3%) or more of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors cast at a meeting of the shareholders called for that purpose and for which notice was provided in accordance with these Bylaws.

         6. MEETING OF DIRECTORS. The directors may hold their meetings and may have an office and keep the books of the corporation, except as otherwise provided by statute, in such place or places in the State of Texas, or outside the State of Texas, as the board of directors may from time to time determine. The directors may hold their meetings in any manner permitted by law, including, by conference telephone or similar communications equipment by means of which all participants can hear each other.

         7. FIRST MEETING. Each newly elected board of directors may hold its first meeting for the purpose of organization and the transaction of business, if a quorum is present, immediately after and at the same place as the annual meeting of the shareholders, and no notice of such meeting shall be necessary.

         8. ELECTION OF OFFICERS. At the first meeting of the board of directors in each year at which a quorum shall be present, directors shall proceed to the election of the officers of the corporation.

         9. REGULAR MEETINGS. Regular meetings of the board of directors shall be held in any manner permitted by law or these Bylaws and at such times and places as shall be designated, from time to time by resolution of the board of directors. Notice of such regular meetings shall not be required.

     10. SPECIAL MEETINGS. Special meetings of the board of directors shall be held in any manner permitted by law or these Bylaws and whenever called by the chairman of the board, the president or by a majority of the Continuing Directors (as that term is defined in Article I, Section 2).

         11. NOTICE. The secretary shall give notice of each special meeting in person, or by mail or telegraph at least two (2) days before the meeting to each director. The attendance of a director at any meeting or the participation by a director in a conference meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting or participates in a conference meeting for the express purpose of objecting to the transaction of any business on the grounds that the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

         At any meeting at which every director shall be present in person or by participation, even though without any notice, any business may be transacted.

         Whenever any notice is required to be given to any director, a waiver thereof in writing signed by such person(s) entitled thereto (whether signed before or after the time required for such notice) shall be equivalent to the giving of such notice.

         12. QUORUM. A majority of the directors fixed by these Bylaws shall constitute a quorum for the transaction of business, but if at any meeting of the board of directors there be less than a quorum present, a majority of those present or any director solely present may adjourn the meeting from time to time without further notice. The act of a majority of the directors present at a meeting at which a quorum is in attendance shall be the act of the board of directors, unless the act of a greater number is required by statute, the Articles of Incorporation, or by these Bylaws.

         13. ORDER OF BUSINESS. At meetings of the board of directors, business shall be transacted in such order as from time to time the board may determine.

         At all meetings of the board of directors, the chairman of the board of directors shall preside, and in the absence of the chairman of the board and the president, a chairman shall be chosen by the board from among the directors present.

         The secretary of the corporation shall act as secretary of all meetings of the board of directors, but in the absence of the secretary the presiding officer may appoint any person to act as secretary of the meeting.

         14. ACTION BY WRITTEN CONSENT. Any action required or permitted to be taken by the board of directors or executive committee, under the applicable provisions of the statutes, the Articles of Incorporation or these Bylaws, may be taken without a meeting if a consent in writing, setting forth the action so taken, is signed by all the members of the board of directors or executive committee, as the case may be.

         15. COMPENSATION. Directors as such shall not receive any stated salary for their services, but by resolution of the board a fixed sum and expense of attendance, if any, may be allowed for attendance at such regular or special meetings of the board; provided that nothing contained herein shall be construed to preclude any director from serving the corporation in any other capacity or receiving compensation therefor.

         16. PRESUMPTION OF ASSENT. A director of the corporation who is present at a meeting of the board of directors at which action of any corporate matter is taken shall be presumed to have assented to the action unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

     17. COMMITTEES. The board of directors, by resolution adopted by a majority of the number of directors fixed by these Bylaws, may designate one or more directors to constitute an Executive Committee or any other committee, which committees, to the extent provided in such resolution, shall have and may exercise all of the authority of the board of directors in the business and affairs of the corporation except where action of the board of directors is specified by law, but the designation of any such committee and the delegation thereto of authority shall not operate to relieve the board of directors, or any member thereof, of any responsibility imposed upon it or him by law. The executive committee shall keep regular minutes of its proceedings and report the same to the board when required.

                                   ARTICLE III

                                    OFFICERS

         1. NUMBER, TITLES AND TERM OF OFFICE. The officers of the corporation shall be a chairman of the board, a president, one or more vice presidents, a secretary, a treasurer, and such other officers as the board of directors may from time to time elect or appoint. Each officer shall hold office until his successor shall have been duly elected by the board and qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. One person may hold more than one office, except that the president shall not hold the office of secretary. None of the officers need be a director.

         2. REMOVAL. Any officer or agent elected or appointed by the board of directors may be removed by the board of directors whenever in its judgment the best interests of the corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

         3. VACANCIES. A vacancy in the office of any officer may be filled by vote of a majority of the directors for the unexpired portion of the term.

         4. SALARIES. The salaries of all officers of the corporation shall be fixed by the board of directors except as otherwise directed by the board.

         5. POWERS AND DUTIES OF THE CHAIRMAN OF THE BOARD. The chairman of the board shall preside at all meetings of the shareholders and of the board of directors and shall have such other powers and duties as from time to time may be assigned to him by the board of directors.

         6. POWERS AND DUTIES OF THE PRESIDENT. The president shall be the chief executive officer of the corporation and, subject to the board of directors, he shall have general executive charge, management and control of the properties and operations of the corporation in the ordinary course of its business with all such powers with respect to such responsibilities; he shall preside in the absence of the chairman of the board at all meetings of the shareholders and of the board of directors; he shall be an ex-officio member of all standing committees; he may agree upon and execute all division and transfer orders, bonds, contracts and other obligations in the name of the corporation; he may sign all certificates for shares of capital stock of the corporation; and he shall see that all orders and resolutions of the board of directors are carried into effect.

         7. VICE PRESIDENTS. Each vice president shall have such powers and duties as may be assigned to him by the board of directors and shall exercise the powers of the president during that officer's absence or inability to act. Any action taken by a vice president in the performance of the duties of the president shall be conclusive evidence of the absence or inability to act of the president at the time such action was taken.

         8. TREASURER. The treasurer shall have custody of all the funds and securities of the corporation which come into his hands. When necessary or proper, he may endorse, on behalf of the corporation, for collection, checks, notes and other obligations and shall deposit the same to the credit of the corporation in such bank or banks or depositories as shall be designated in the manner prescribed by the board of directors; he may sign all receipts and vouchers for payments made to the corporation, either alone or jointly with such other officer as is designated by the board of directors. Whenever required by the board of directors, he shall render a statement of his cash account; he shall enter or cause to be entered regularly in the books of the corporation to be kept by him for that purpose full and accurate accounts of all monies received and paid out on account of the corporation; he shall perform all acts incident to the position of treasurer subject to the control of the board of directors; he shall, if required by the board of directors, give such bond for the faithful discharge of his duties in such form as the board of directors may require.

         9. ASSISTANT TREASURER. Each assistant treasurer shall have the usual powers and duties pertaining to his office, together with such other powers and duties as may be assigned to him by the board of directors. The assistant treasurer shall exercise the powers of the treasurer during that officer's absence or inability to act.

         10. SECRETARIES. The secretary shall keep the minutes of all meetings of the board of directors and the minutes of all meetings of the shareholders in books provided for that purpose or in any other form capable of being converted into written form within a reasonable time; he shall attend to the giving and serving of all notices; he may sign with the president in the name of the corporation, all contracts of the corporation and affix the seal of the corporation thereto; he may sign with the president all certificates for shares of the capital stock of the corporation; he shall have charge of the certificate books, transfer books and stock ledgers, and such other books and papers as the board of directors may direct, all of which shall at all reasonable times be open to the inspection of any director upon application at the office of the corporation during business hours, and he shall in general perform all duties incident to the office of secretary, subject to the control of the board of directors.

         11. ASSISTANT SECRETARIES. Each assistant secretary shall have the usual powers and duties pertaining to his office, together with such other powers and duties as may be assigned to him by the board of directors or the secretary. The assistant secretaries shall exercise the powers of the secretary during that officer's absence or inability to act.

                                   ARTICLE IV

                          INDEMNIFICATION AND INSURANCE

         1.       INDEMNIFICATION OF DIRECTORS

                  A.       Definitions.  For purposes of this Article:
                           -----------

                           (1)      "Expenses" include court costs and
                                    attorneys' fees.

                           (2)      "Official capacity" means

                                    (a) when used with respect to a director, the office of director in the corporation, and

                                    (b) when used with respect to a person other
                                    than a director,  the elective or appointive
                                    office  in  the  corporation   held  by  the
                                    officer   or  the   employment   or   agency
                                    relationship undertaken by the employee or agent on behalf of the corporation, but

                                    (c) in both  Paragraphs  (a) and  (b),  such
                                    term does not include  service for any other
                                    foreign  or  domestic   corporation  or  any
                                    partnership,     joint     venture,     sole
                                    proprietorship,   trust,   employee  benefit
                                    plan, or other enterprise, except as may otherwise be specified in Section 2 or 3 hereunder.

                           (3)      "Proceeding"  means any threatened, pending,
or completed action, suit, or proceeding, whether civil, criminal, administrative, arbitrative, or investigative, any appeal in such an action, suit, or proceeding, and any inquiry or investigation that could lead to such an action, suit, or proceeding.

                  B. Indemnification where director has been wholly successful in the proceeding. The corporation shall indemnify a director against reasonable expenses incurred by him in connection with a proceeding in which he is a named defendant or respondent because he is or was a director if he has been wholly successful, on the merits or otherwise, in the defense of the proceeding.

                  C. Indemnification where director has not been wholly successful in proceeding.

                           (1)      The  corporation  shall indemnify  a  person
 who was, is, or is threatened to be made a named defendant or respondent in a proceeding because the person is or was a director of the corporation, and who does not qualify for indemnification under subsection B of this Section, if it is determined, in accordance with the procedure set out in Section F of
Article 2.02-1 of the Texas Business Corporation Act ("TBCA"), that the person:

                                    (a)     conducted himself in good faith;

                                    (b)     reasonably believed:

                                            (i)     in the  case of  conduct  in
                                                    his  official  capacity as a
                                                    director of the corporation,
                                                    that his  conduct was in the
                                                    corporation's           best
                                                    interests; and

                                            (ii)    in all other cases, that his
                                                    conduct  was  at  least  not
                                                    opposed to the corporation's
                                                    best interests; and

                                    (c)     in   the   case  of   any   criminal
                                    proceeding,  had   no  reasonable  cause  to
                                    believe  his conduct was unlawful.

         If it is determined pursuant to Section F of Article 2.02-1 of the TBCA that indemnification is to be authorized, the corporation shall determine the reasonableness of the expenses claimed by the director seeking indemnification in accordance with the procedure set out in Section G of Article 2.02-1 of the TBCA.

                           (2)       The   termination   of   a   proceeding  by
judgment,order, settlement, or conviction, or on a plea of nolo contendere or itsequivalent, is not of itself determinative that the person did not meet the requirements set forth in subsection C(1)hereof. A person shall be deemed to have been found liable in respect of any claim, issue or matter only after the person shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom.

                           (3)       A  person  shall   be   indemnified   under
subsection C(1) hereof against judgments, penalties(including excise and similar taxes), fines, settlements, and reasonable expenses actually incurred by the person inconnection with the proceeding; but if the person is found liable to thecorporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification (1) is limited to reasonable expenses actually incurred by the person in connection with the proceeding and (2) shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation.

                           (4)      Except as otherwise provided  in  subsection
C(3), a director may not be indemnified under subsection C(1) of this Section for obligations resulting from a proceeding:

                                    (d)     in   which  the  director  is  found
                                    liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action in the director's official capacity; or

                                    (e)     in   which  the  director  is  found
                                    liable to the corporation.

                  D. Court-ordered indemnification. A director may apply to a court of competent jurisdiction for indemnification from the corporation, whether or not he has met the requirements set forth in subsection C(1) hereof or has been adjudged liable in the circumstances set out in the second clause of subsection C(3) hereof. If a director of the corporation seeks to obtain court-ordered indemnification pursuant hereto, the corporation and its board of directors shall cooperate fully with such director in satisfying the procedural steps required therefor.

                  E. Advancement of expenses. Reasonable expenses incurred by a director who was, is, or is threatened to be made a named defendant or respondent in a proceeding shall be paid or reimbursed by the corporation in advance of the final disposition of the proceeding and without any of the determinations specified in Sections F and G of Article 2.02-1 of the TBCA if the requirements of Sections K and L of Article 2.02-1 of the TBCA are atisfied. The board of directors may authorize the corporation's counsel to represent such individual in any proceeding, whether or not the corporation is a party thereto.

                  F. Directors as witnesses. The corporation shall pay or reimburse expenses incurred by a director in connection with his appearance as a witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

                  G. Notice to shareholders. Any indemnification of or advancement of expenses to a director in accordance with this Section shall be reported in writing to the shareholders of the corporation with or before the notice or waiver of notice of the next shareholders' meeting or with or before the next submission to shareholders of a consent to action without a meeting pursuant to Section A of Article 9.10 of the TBCA and, in any case, within the twelve-month period immediately following the date of the indemnification or advance.

                  H. Directors' services to benefit plans. For purposes of this Article IV, the corporation is deemed to have requested a director to serve an employee benefit plan whenever the performance by him of his duties to the corporation also imposes duties on or otherwise involves services by him to the plan or participants or beneficiaries of the plan. Excise taxes assessed on a director with respect to an employee benefit plan pursuant to applicable law are deemed fines. Action taken or omitted by him with respect to an employee benefit plan in the performance of his duties for a purpose reasonably believed by him to be in the interest of the participants and beneficiaries of the plan is deemed to be for a purpose which is not opposed to the best interests of the corporation.

         2.       INDEMNIFICATION OF OFFICERS

                  A. In general. The corporation shall indemnify and advance expenses to an officer of the corporation in the same manner and to the same extent as is provided by Section 1 of this Article for a director. An officer is entitled to seek indemnification to the same extent as a director.

                  B. Additional rights to indemnification. The corporation may, at the discretion of the board of directors in view of all the relevant circumstances, indemnify and advance expenses to a person who is an officer, employee or agent of the corporation and who is not a director of the corporation to such further extent, consistent with law, as may be provided by its articles of incorporation, by general or specific actions of its board of directors, by contract, or as permitted or required by common law.

         3. INDEMNIFICATION OF OTHER PERSONS. The corporation may, at the discretion of the board of directors in view of the relevant circumstances, indemnify and advance expenses to persons who are not or were not officers, employees, or agents of the corporation but who are or were serving at the request of the corporation as directors, officers, partners, venturers, proprietors, trustees, employees, agents, or similar functionaries of another foreign or domestic corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan, or other enterprise, to the same extent that it may indemnify and advance expenses to directors hereunder.

         4. PROCEDURE FOR INDEMNIFICATION. To request indemnification pursuant hereto, written notice describing the circumstances and proceedings giving rise to such request shall be submitted to the corporation at its principal office. Any indemnification of a director or officer of the corporation, or another person entitled to indemnification pursuant to Section 3 hereof, or advance of costs, charges and expenses to a director or officer or another person entitled to indemnification pursuant to Section 3 hereof, hall be made promptly, and in any event within 30 days, upon the written notice of such individual. If a determination by the corporation that the individual is entitled to indemnification pursuant to this Article is required, and the corporation fails to respond within 60 days to a written request for indemnity, the corporation shall be deemed to have approved such request. If the corporation denies a written request for indemnity or advancement of expenses, in whole or in part, or if payment in full pursuant to such request is not made within 30 days, the right to indemnification or advances as granted by this Article shall be enforceable by such individual in any court of competent jurisdiction in Harris County, Texas. It shall be a defense to any such action (other than an action brought to enforce a claim for the advance of reasonable expenses where the required undertaking, if any, has been received by the corporation) that the claimant has not met the standard of conduct set forth in subsection 1(C)(1) hereof, but the burden of proving such defense shall be on the corporation. Neither the failure of the corporation to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct set forth in subsection 1(C)(1) hereof, nor the fact that there has been an actual determination by the corporation that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

         5. SURVIVAL; PRESERVATION OF OTHER RIGHTS. The foregoing indemnification provisions contained in this Article shall be deemed to be a contract between the corporation and each director, officer, employee or agent, or another person entitled to indemnification pursuant to Section 3 hereof, who serves in any such capacity at any time while these provisions, as well as the relevant provisions of the TBCA are in effect, and any repeal or modification thereof shall not affect any right or obligation then existing with respect to any state of facts then or previously existing or any action, suit or proceeding previously or thereafter brought or threatened based in whole or in part upon any such state of facts. Such a "contract right" may not be modified retroactively without the consent of such director or officer, employee, agent or another person entitled to indemnification pursuant to
Section 3 hereof. Notwithstanding this provision, the corporation may enter into additional contracts of indemnity with these persons, which contracts may provide the same rights as provided by this Article, r may restrict or increase the rights provided by this Article.

         6. INSURANCE. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of the corporation or who is or was serving at the request of the corporation as a director, officer, partner, venturer, proprietor, trustee, employee, agent, or similar functionary of another foreign or domestic corporation, partnership, joint venture, sole proprietorship, trust, other enterprise, or employee benefit plan, against any liability asserted against him and incurred by him in such a capacity or arising out of his status as such a person, whether or not the corporation would have the power to indemnify him against that liability hereunder. If the insurance or other arrangement is with a person or entity that is not regularly engaged in the business of providing insurance coverage, the insurance or arrangement may provide for payment of a liability with respect to which the corporation would not have the power to indemnify the person only if including coverage for the additional liability has been approved by the shareholders of the corporation. Without limiting the power of the corporation to procure or maintain any kind of insurance or other arrangement, the corporation may, for the benefit of persons indemnified by the corporation,
(1) create a trust fund; (2) establish any form of self-insurance; (3) secure its indemnity obligation by grant of a security interest or other lien on the assets of the corporation; or (4) establish a letter of credit, guaranty, or surety arrangement. The insurance or other arrangement may be procured, maintained, or established within the corporation or with any insurer or other person deemed appropriate by the board of directors regardless of whether all or part of the stock or other securities of the insurer or other person are owned in whole or part by the corporation. In the absence of fraud, the judgment of the board of directors as to the terms and conditions of the insurance or other arrangement and the identity of the insurer or other person participating in an arrangement shall be conclusive and the insurance or arrangement shall not be voidable and shall not subject the directors approving the insurance or arrangement to liability, on any ground, regardless of whether directors participating in the approval are beneficiaries of the insurance or arrangement.

         7. SEVERABILITY. If this Article or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the corporation shall nevertheless indemnify each director or officer, employee or agent, as to expenses, judgments, fines and amounts paid in settlement with respect to any proceeding, to the fullest extent permitted by any applicable portion of this Article that shall not have been invalidated and to the fullest extent permitted by applicable law. If any provision hereof should be held, by a court of competent jurisdiction, to be invalid, it shall be limited only to the extent necessary to make such provision enforceable, it being the intent of these Bylaws to indemnify each individual who serves or who has served as a director, officer, employee or agent, to the maximum extent permitted by laws.


                                    ARTICLE V

                                  CAPITAL STOCK

         1. CERTIFICATE OF SHARES. The certificates for shares of the capital stock of the corporation shall be in such form as shall be approved by the board of directors. The certificates shall be signed by the president or a vice president, and also by the secretary or an assistant secretary or by the treasurer or an assistant treasurer and may be sealed with the seal of this corporation or a facsimile thereof. Where any such certificate is countersigned by a transfer agent, or registered by a registrar, either of which is other than the corporation itself or an employee of the corporation, the signatures of any such president or vice president and secretary or assistant secretary m ay be facsimiles. They shall be consecutively numbered and shall be entered in the books of the corporation as they are issued and shall exhibit the holder's name and the number of shares.

         2. TRANSFER OF SHARES. The shares of stock of the corporation shall be transferable only on the books of the corporation by the holders thereof in person or by their duly authorized attorneys or legal representatives, upon surrender to the corporation of a certificate for share duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and it shall be the duty of the corporation to issue a new certificate to the person entitled thereto for a like number of shares to cancel the old certificate, and to record the transaction upon its books.

         3. CLOSING OF TRANSFER BOOKS. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders, or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, sixty (60) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten (10) days immediately preceding such meeting. In lieu of closing the stock transfer books, the board of directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than sixty (60) days and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which the notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as herein provided, such determination shall apply to any adjournment thereof except where the determination has been made through the closing of stock transfer books and the stated period of closing has expired.

         4. REGISTERED SHAREHOLDERS. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of the share to receive dividends, and to vote as such owner, and for all other purposes as such owner; and the corporation shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Texas.

         5. LOST CERTIFICATE. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the name in such manner as it shall require and/or give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

         6. REGULATIONS. The board of directors shall have power and authority to make all such rules and regulations as they may deem expedient concerning the issue, transfer and registration or the replacement of certificates for shares of the capital stock of the corporation not inconsistent with these Bylaws.


                                   ARTICLE VI

                                    ACCOUNTS

         1. DIVIDENDS. The board of directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares, except when the declaration or payment thereof would be contrary to statute or the Articles of Incorporation. Such dividends may be declared at any regular or special meeting of the board, and the declaration and payment shall be subject to all applicable provisions of laws, the Articles of Incorporation and these Bylaws.

         2. RESERVES. Before payment of any dividend, there may b e set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, deem proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

         3. DIRECTORS' ANNUAL STATEMENT. The board of directors shall present at each annual meeting a full and clear statement of the business and condition of the corporation. The officers of the corporation shall mail to any shareholder of record, upon his written request, the latest annual financial statement and the most recent interim financial statements, if any, which have been filed in a public record or otherwise published.

         4. CHECKS. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

         5. FISCAL YEAR. The fiscal year of the corporation shall be such as established by resolution of the board of directors.

                                   ARTICLE VII

                                   AMENDMENTS

         These Bylaws may be altered, amended or repealed or new Bylaws may be adopted at any annual meeting of the board of directors or at any special meeting of the board of directors at which a quorum is present provided notice of the proposed alteration, amendment, repeal or adoption be contained in the notice of such meeting, by the affirmative vote of a majority of the Continuing Directors (as that term is defined in Article I, Section 2); provided, however, that no change of the time or place of the annual meeting of the board of directors shall be made after the issuance of notice thereof. In accordance with the Articles of Incorporation, the shareholders may amend or repeal any provisions of these Bylaws adopted by the board of directors, but only by the affirmative vote of the holders of sixty-six and two-thirds percent (66"%) or more of the outstanding capital stock of the corporation.


                                  ARTICLE VIII

                            MISCELLANEOUS PROVISIONS

         1. OFFICES. Until the board of directors otherwise determines, the registered office of the corporation required by the TBCA to be maintained in the state of Texas shall be that registered office set forth in the Articles of Incorporation, but such registered office may be changed from time to time by the board of directors in the manner provided by law and need not be identical to the principal place of business of the corporation.

         2. SEAL. The seal of the corporation shall be such as from time to time may be approved by the board of directors, but the use of a seal shall not be essential to the validity of any agreement.

         3. NOTICE AND WAIVER OF NOTICE. Whenever any notice whatever is required to be given under the provisions of these Bylaws, said notice shall be deemed to be sufficient if given by depositing the same in a post office box in a sealed postpaid wrapper addressed to the person entitled thereto at his post office address, as it appears on the b ooks of the corporation, and such notice shall be deemed to have been given on the day of such mailing. A waiver of notice, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

         4. RESIGNATIONS. Any director or officer may resign at any time. Such resignations shall be made in writing and shall take effect at the time specified therein, or, if no time be specified, at the time of its receipt by the president or secretary. The acceptance of a resignation shall not be necessary to make it effective, unless expressly so provided in the resignation.

         5. SECURITIES OF OTHER CORPORATIONS. The chairman of the board, the president or any vice president of the corporation shall have power and authority to transfer, endorse for transfer, vote, consent or take any other action with respect to any securities of another issuer which may be held or owned by the corporation and to make, execute and deliver any waiver, proxy or consent with respect to any such securities.




                                                     /s/ John R. Alden
                                                   -----------------------------
                                                   John R. Alden
August 15, 1995                                    Secretary

                                  Exhibit 10.1

                               INDEMNITY AGREEMENT


         This Agreement is made as of the 8th day of July, 1988 by and between Swift Energy Company, a Texas corporation (the "Corporation"), and A. Earl Swift (the "Indemnitee"). For the purposes of this Agreement, all references to the "Corporation" shall include all subsidiaries, affiliates, partnerships, enterprises or other entities related to the Corporation on behalf of which the Indemnitee serves as officer, director, employee, partner or agent or in a related capacity, and shall include in addition to the resulting corporation, any constituent corporation (including any constituent or subsidiary of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had the power and authority to indemnify its officers, directors, employees or agents, so that any such person who was serving that constituent corporation will have the benefit of this Agreement with respect to that constituent corporation as if its separate existence had continued.

         In addition to the indemnification to which the Indemnitee may be entitled pursuant to the Bylaws of the Corporation and the terms of the director and officer liability insurance policy maintained by the Corporation, the Corporation may, at its discretion and expense, furnish an insurance trust to be funded by the Corporation to insure the officers, directors, employees and agents against primary liability, to protect the Indemnitee in connection with his service.

         In order to induce the Indemnitee to continue to serve the Corporation in his current capacity, and in consideration of his continued service after the date hereof, the parties hereby agree as follows:

1. The Corporation will promptly pay on behalf of the Indemnitee, and his executors, administrators and heirs, any and all amounts which he is or becomes legally obligated to pay as a result of any claim or claims threatened or made against him as a result of any act or omission or neglect or breach of duty, including any actual or alleged error or misstatement or misleading statement, which he commits (or is alleged to commit) or suffers while acting in his current capacity in the service of the Corporation and solely because of his acting in such capacity. The payments which the Corporation will be obligated to make hereunder shall include, without limitation, any damages, judgments, settlements and costs, costs of investigation and costs of defense of legal actions, claims or proceedings and appeals therefrom, and costs of attachment or similar bonds. It is the intent of the parties to provide the most complete indemnification hereunder which is allowed by applicable law.

2. Expenses incurred by the Indemnitee or his executors, administrators and heirs (including attorney's fees) in defending any civil or criminal action, suit, proceeding or investigation shall be paid by the Corporation in advance of the final disposition of such action, suit, proceeding or investigation upon written demand of the Indemnitee or his executors, administrators and heirs and the tender by or on the behalf of the Indemnitee or his executors, administrators and heirs of a written undertaking to repay such amount if it shall ultimately be determined that the Indemnitee is not entitled to be indemnified as authorized by this Agreement.

3. If the Corporation does not respond to a written claim for payment under this Agreement within thirty days of having received such a claim, it shall be deemed to have waived any right to refuse to pay such claim under this Agreement. In addition, if a claim under this Agreement is not paid by the Corporation, or on its behalf, within sixty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and the Corporation shall have the burden of proving that the Indemnitee is not entitled to indemnification under this Agreement. If successful in whole or in part, the claimant shall be entitled to also be paid all expenses (including attorneys' fees) of prosecuting such claim.

4. In the event of payment under this Agreement, the Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall execute all documents and take all actions reasonably requested by the Corporation to implement such right of subrogation.

5. Notwithstanding any other provision in this Agreement, the Corporation shall not be liable under this Agreement to make any payment in connection with any claim made against the Indemnitee:
         (a)    for which  payment is actually  made to the  Indemnitee  under a valid and collectible insurance policy maintained by the Corporation or the Corporation's self-funded insurance trust, if any, except in respect of any excess beyond the amount of payment under such insurance;

         (b) if the Indemnitee is found liable for willful or intentional misconduct in the performance of his duty to the Corporation;
         (c) if the Indemnitee is found liable to the Corporation or is found liable on the basis that personal benefit was improperly received by the Indemnitee, except that in both such instances, the Indemnitee will be indemnified to the extent of reasonable expenses actually incurred by the Indemnitee in connection with the proceeding;
         (d) for an accounting of profits made from the purchase or sale by the Indemnitee of securities of the Corporation within the meaning of Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any state statutory law or common law;
         (e) for which indemnification under this Agreement is determined by a final adjudication of a court of competent jurisdiction to be unlawful and violative of public policy.

6. The Indemnitee shall give to the Corporation notice in writing as soon as practicable of any claim made against him for which indemnity will or could be sought under this Agreement. The Indemnitee will further notify and cooperate with the Corporation in the selection of counsel and in the incurrence of costs and expenses in defending or investigating any claim for which indemnity may be sought hereunder. The Indemnitee shall give the Corporation such information and cooperation as it may reasonably require and as shall be within the power of the Indemnitee. Notice to the Corporation shall be directed to the Corporation at its corporate offices, 16825 Northchase Drive, Suite 400, Houston, Texas 77060, Attention: A. Earl Swift.

7. This Agreement is being entered into pursuant to Section 2.02-1.R of the Texas Business Corporation Act and as such is intended to be supplemental to any other rights to indemnification available to the Indemnitee and is not intended to be restricted by the provisions of other Sections of Article 2.02-1. Nothing herein shall be deemed to diminish or otherwise restrict the Indemnitee's right to indemnification under any provision of the Articles of Incorporation or Bylaws of the Corporation, under Texas law or pursuant to any self-funded corporate insurance trust fund, if any, or directors and officers liability insurance maintained by the Corporation.

8. If this Agreement or any portion thereof becomes invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify the Indemnitee to the fullest extent permitted by any applicable portion of this Agreement that has not been invalidated and to the fullest extent permitted by applicable law.

9. This Agreement shall be governed by and construed in accordance with Texas law. Any legal proceeding pursuant to this Agreement shall take place in Harris County, Texas.


IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                                     SWIFT ENERGY COMPANY


                                     By:   /s/ Virgil N. Swift
                                        ----------------------------------------
                                              Virgil N. Swift
                                              Executive Vice President


                                     INDEMNITEE


                                     By:   /s/ A. Earl Swift
                                        ----------------------------------------
                                              A. Earl Swift

OTHER INDEMNITY AGREEMENTS



INDEMNITEE                          DATE SIGNED


Leonard A. Aucoin                   July 8th, 1988

G. Robert Evans                     August 1st, 1994

Alton D. Heckaman, Jr.              July 8th, 1988

James M. Kitterman                  July 8th, 1988

Raymond O. Loen                     July 8th, 1988

Henry C. Montgomery                 July 8th 1988

Adrian D. Shelley                   January 17th, 1990

Clyde W. Smith Jr.                  July 8th, 1988

Terry E. Swift                      July 8th, 1988

Virgil N. Swift                     July 8th, 1988

Bruce H. Vincent                    January 17th, 1990

Harold J. Withrow                   July 8th, 1988

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES


                                                                            Twelve Months Ended December 31,
                                                                     2001                 2000                 1999
                                                              -------------------   -----------------    ------------------
    GROSS G&A                                                         25,974,568          23,793,995            20,518,843
    NET G&A                                                            8,186,654           5,585,487             4,497,400
    INTEREST EXPENSE                                                  12,627,022          15,968,405            14,442,815
    RENT EXPENSE                                                       1,322,618           1,255,474             1,272,497
    NET INCOME BEFORE TAXES                                           64,669,914          93,079,346            29,736,151
    CAPITALIZED INTEREST                                               6,256,222           5,043,206             4,142,098
    DEPLETED CAPITALIZED INTEREST                                        280,929             307,249               323,124


                        CALCULATED DATA
    --------------------------------------------------------

    UNALLOCATED G&A (%)                                                   31.52%              23.47%                21.92%
    NON-CAPITAL RENT EXPENSE                                             416,862             294,714               278,911
    1/3 NON-CAPITAL RENT EXPENSE                                         138,954              98,238                92,970
    FIXED CHARGES                                                     19,022,198          21,109,849            18,677,883
    EARNINGS                                                          77,716,819         109,453,238            44,595,061

    RATIO OF EARNINGS TO FIXED CHARGES                                      4.09                5.18                  2.39
                                                              ===================   =================    ==================



        For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense, capitalized interest, amortization of debt issuance costs and discounts, and that portion of non-capitalized rental expense deemed to be the equivalent of interest. Earnings represents income before income taxes from continuing operations before fixed charges. Due to the $98.9 million non-cash charge incurred in the fourth quarter of 2001 caused by a write-down in the carrying value of oil and gas properties, 2001 earnings were insufficient by $40.2 million to cover fixed charges in this period. If the $98.9 million non-cash charge is excluded, the ratio of earnings to fixed charges would have been 4.09 for 2001.

                                 EXHIBIT 23 (A)

                    CONSENT OF H.J. GRUY AND ASSOCIATES, INC.

     We hereby consent to the use of the name H.J. Gruy and Associates, Inc. and of references to H. J. Gruy and Associates, Inc. and to the inclusion of and references to our report, or information contained therein, dated February 14, 2002, prepared for Swift Energy Company in the Annual Report on Form 10-K of Swift Energy Company for the filing dated on or about March 20, 2002.

                                          H.J. GRUY AND ASSOCIATES, INC.



                                          by: ______________________________
                                          Marilyn Wilson
                                          President & Chief Operating Officer


March 20, 2001
Houston, Texas

                                 EXHIBIT 23 (B)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





As independent public accountants, we hereby consent to the incorporation of our report dated February 18, 2002, included in the Annual Report of Swift Energy Company on Form 10-K for the year ended December 31, 2000, into Swift Energy Company's previously filed Registration Statement File Numbers 33-36310, 33-80240, 33-80288, 33-45354 and 333-67242 on Form S-8 and Number 333-64692 on
Form S-3, as amended





                                             ARTHUR ANDERSEN LLP







Houston, Texas
March 20, 2002

                                 EXHIBIT 23 (C)

March 20, 2002

Securites and Exchange Commission
Washington, DC  20549

      Re:  Letter responsive to Temporary Note 3T to Article 3 of Regulation S-X

Dear Sir or Madam:

In compliance with Temporary Note 3T to Article 3 of Regulation S-X, I am writing to inform you that Arthur Andersen LLP ("Andersen") has represented to Swift Energy Company that Andersen's audit of the consolidated balance sheets of Swift Energy and its subsidiaries as of December 31, 2001 and December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2001, was subject to Andersen's quality control system for the U.S. accounting and auditing practice to provide resonable assurance that the engagement was conducted in compliance with professional standards and that there was appropriate continuity of Andersen personnel working on the audit, availability of national office consultation and availability of personnel at foreign affiliates of Andersen to conduct the relevant portions of the audit.

Sincerely,


/s/ Alton D. Heckaman Jr.
-------------------------
Sr. Vice-President-Finance
Principal Financial Officer

                                   EXHIBIT 99

                                February 14, 2002




Swift Energy Company
16825 Northchase Drive, Suite 400
Houston, Texas 77060

                                                   Re:    Year-End 2001
                                                          Reserves Audit
                                                          01-003-173A

Gentlemen:

At your request, we have independently audited the estimates of oil, natural gas and natural gas liquid reserves and future net cash flows as of December 31, 2001, that Swift Energy Company (Swift) attributes to net interests owned by Swift. Based on our audit, we consider the Swift estimates of net reserves and net cash flows to be in reasonable agreement, in the aggregate, with those estimates that would result if we performed a completely independent evaluation effective December 31, 2001.

The Swift estimated net reserves, future net cash flow, and discounted future net cash flow are summarized below:

                           Domestic and International
                                 Proved Reserves
--------------------------------------------------------------------------------

                                           Estimated                                   Estimated
                                          Net Reserves                             Future Net Cash Flow
                               -----------------------------------     ---------------------------------------------
                                Oil, NGL, &                                                          Discounted
                                Condensate              Gas                                            at 10%
                                 (Barrels)             (Mcf)               Nondiscounted              Per Year
                               -------------       ---------------     ---------------------   ---------------------
Proved Developed                 23,759,574          181,651,578       $        564,807,117    $        344,478,834

Proved Undeveloped               29,723,062          143,260,547       $        459,906,537    $        258,507,354
                               -------------       ---------------     ---------------------   ---------------------
Total Proved                     53,482,636          324,912,125       $      1,024,713,654    $        602,986,188

                                    Domestic
                                 Proved Reserves
--------------------------------------------------------------------------------

                                           Estimated                                  Estimated
                                          Net Reserves                           Future Net Cash Flow
                               -----------------------------------     ---------------------------------------------
                                Oil, NGL, &                                                         Discounted
                                Condensate               Gas                                           at 10%
                                 (Barrels)              (Mcf)              Nondiscounted              Per Year
                               -------------       ---------------     ---------------------   ---------------------
Proved Developed                 20,393,142           167,401,736      $        509,292,292    $        306,095,381

Proved Undeveloped               22,171,591           121,087,764      $        354,699,578    $        186,012,413
                               -------------       ---------------     ---------------------   ---------------------
Total Proved                     42,564,733           288,489,500      $        863,991,870    $        492,107,794



                                   New Zealand
                                 Proved Reserves
--------------------------------------------------------------------------------
                                           Estimated                                    Estimated
                                          Net Reserves`                              Future Net Cash Flow
                               -----------------------------------     ---------------------------------------------
                                Oil, NGL, &                                                         Discounted
                                Condensate                Gas                                         at 10%
                                (Barrels)                (Mcf)             Nondiscounted             Per Year
                               -------------       ---------------     ---------------------   ---------------------
Proved Developed                  3,366,432            14,249,842      $         55,514,825    $         38,383,453

Proved Undeveloped                7,551,471            22,172,783      $        105,206,959    $         72,494,941
                               -------------       ---------------     ---------------------   ---------------------
New Zealand Total                10,917,903            36,422,625      $        160,721,784    $        110,878,394


The discounted future net cash flows summarized in the above tables are computed using a discount rate of 10 percent per annum. Proved reserves are estimated in accordance with the definitions contained in Securities and Exchange Commission Regulation S-X, Rule 4-10(a). The definitions are included, in part, as Attachment I. The reserves discussed herein are estimates only and should not be construed as exact quantities. Future economic or operating conditions may affect recovery of estimated reserves and cash flows, and reserves of all categories may be subject to revision as more performance data become available.

Swift represents that the future net cash flows discussed herein were computed using prices received for oil and natural gas as of December 31, 2001. Domestic oil and condensate prices are based on a year-end 2001 reference price of $16.75 per barrel. Natural gas price is based on a year-end 2001 reference price of $2.735 per MMBtu. New Zealand oil and condensate prices are based on a year-end 2001 reference price of $19.05 per barrel. The New Zealand gas price is based on a year-end 2001 contract price of $1.18 per Mcf. The sales price for natural gas liquids is based on the oil reference price adjusted by the appropriate differential. A differential is applied to the oil, condensate, and natural gas reference prices to adjust for transportation, geographic property location, and quality or energy content. Product prices, direct operating costs, and future capital expenditures are not escalated and therefore remain constant for the projected life of each property. Swift represents that the provided product sales prices and operating costs are in accordance with Securities and Exchange Commission guidelines.

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

                                      Yours very truly,

                                      H.J. GRUY AND ASSOCIATES, INC.
                                      Texas Registration Number F-000637



                                      by:  /s/MarilynWilson
                                        ----------------------------------
                                      Marilyn Wilson, PE
                                      President and Chief Operating Officer


Attachment

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


PROVED UNDEVELOPED RESERVES

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.
-------------------------------
1 Contained in Securities and Exchange Commission Regulation S-X, Rule 4-10 (a)