Form 10-Q
period 2002-03-31
SWIFT ENERGY CO
filed 2002-05-10
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                       Yes     X       No
                          ----------     ----------


            Indicate the number of shares outstanding of each of the
                 Registrant's classes of common stock, as of the
                            latest practicable date.


    Common Stock                                    26,839,036 Shares
   ($.01 Par Value)                          (Outstanding at April 30, 2002)
   (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                             PAGE
         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  March 31, 2002 and December 31, 2001                                 3

                    Condensed Consolidated Statements of Income
                    -  For the Three-month periods ended March 31, 2002 and 2001            5

                    Condensed Consolidated Statements of Stockholders' Equity
                    - March 31, 2002 and December 31, 2001                                  6

                    Condensed Consolidated Statements of Cash Flows
                    - For the Three-month periods ended March 31, 2002 and 2001             7

                    Notes to Condensed Consolidated Financial Statements                    8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                              16

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk             23

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                    None
         Item 2.    Changes in Securities and Use of Proceeds                            None
         Item 3.    Defaults Upon Senior Securities                                      None
         Item 4.    Submission of Matters to a Vote of Security Holders                  None
         Item 5.    Other                                                                None
         Item 6.    Exhibits and Reports on Form 8-K                                       24

SIGNATURES                                                                                 25

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31, 2002                December 31, 2001
                                                            ------------------------       -------------------------
                                                                  (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents                                $                816,414       $               2,149,086
   Accounts receivable -
     Oil and gas sales                                                    14,498,808                      14,215,189
     Associated limited partnerships
        and joint ventures                                                 2,790,735                       6,259,604
     Joint interest owners                                                 8,006,448                      11,467,461
   Other current assets                                                    2,255,419                       2,661,640
                                                            ------------------------       -------------------------
       Total Current Assets                                               28,367,824                      36,752,980
                                                            ------------------------       -------------------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                                 1,052,052,688                     974,698,428
     Unproved properties not being amortized                              89,865,190                      95,943,163
                                                            ------------------------       -------------------------
                                                                       1,141,917,878                   1,070,641,591
   Furniture, fixtures, and other equipment                                8,943,466                       8,706,414
                                                            -------------------------      -------------------------
                                                                       1,150,861,344                   1,079,348,005
   Less-Accumulated depreciation, depletion,
        and amortization                                                (462,133,180)                   (448,139,334)
                                                            ------------------------       -------------------------
                                                                         688,728,164                     631,208,671
                                                            ------------------------       -------------------------
 Other Assets:
   Deferred income taxes                                                   4,125,832                             ---
   Deferred charges                                                        3,926,975                       3,723,182
                                                            ------------------------       -------------------------
                                                                           8,052,807                       3,723,182
                                                            ------------------------       -------------------------

                                                            $            725,148,795       $             671,684,833
                                                            ========================       =========================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 2002              December 31, 2001
                                                                   ------------------------     -------------------------
                                                                           (Unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued liabilities                        $             13,639,337     $              38,884,380
   Payable to associated limited partnerships                                        15,252                    26,573,490
   Undistributed oil and gas revenues                                             6,894,304                     7,787,465
                                                                   ------------------------     -------------------------
       Total Current Liabilities                                                 20,548,893                    73,245,335
                                                                   ------------------------     -------------------------

 Long-Term Debt                                                                 355,215,215                   258,197,128
 Deferred Income Taxes                                                           28,349,664                    27,589,650

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                                ---                           ---
   Common stock, $.01 par value, 85,000,000 shares
     authorized, 25,714,476 and 25,634,598 shares
     issued, and 25,104,353 and 24,795,564 shares
     outstanding, respectively                                                      257,145                       256,346
   Additional paid-in capital                                                   298,251,645                   296,172,820
   Treasury stock held, at cost, 610,123 and 839,034
     shares, respectively                                                        (8,749,922)                  (12,032,791)
   Retained earnings                                                             31,276,155                    28,256,345
                                                                   ------------------------     -------------------------
                                                                                321,035,023                   312,652,720
                                                                   ------------------------     -------------------------

                                                                   $            725,148,795     $             671,684,833
                                                                   ========================     =========================

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)

                                                                              Three months ended
                                                                -----------------------------------------------
                                                                        03/31/02                03/31/01
                                                                -----------------------  ----------------------
       Revenues:
         Oil and gas sales                                      $           26,612,841   $           62,695,525
         Fees from limited partnerships
           and joint ventures                                                    4,625                   62,556
         Interest income                                                         5,762                   12,339
         Gain on asset disposition                                           7,332,668                      ---
         Price-risk management and other, net                                  398,181                 (378,406)
                                                                ----------------------   ----------------------
                                                                            34,354,077               62,392,014
                                                                ----------------------   ----------------------

       Costs and Expenses:
         General and administrative, net                                     2,274,027                1,884,231
         Depreciation, depletion and amortization                           13,960,764               13,386,786
         Oil and gas production                                              9,565,407                8,958,119
         Interest expense, net                                               3,879,804                2,649,748
                                                                ----------------------   ----------------------
                                                                            29,680,002               26,878,884
                                                                ----------------------   ----------------------

       Income Before Income Taxes and Cumulative
         Effect of Change in Accounting Principle                            4,674,075               35,513,130

       Provision for Income Taxes                                            1,654,265               12,793,477
                                                                ----------------------   ----------------------

       Income Before Cumulative Effect of Change
         in Accounting Principle                                             3,019,810               22,719,653

       Cumulative Effect of Change in Accounting
         Principle (net of taxes)                                                  ---                  392,868
                                                                -----------------------  ----------------------
           Net Income                                           $            3,019,810   $           22,326,785
                                                                =======================  ======================

       Per share amounts -
         Basic:    Income Before Cumulative Effect of
                            Change in Accounting Principle      $                 0.12   $                 0.92
                           Cumulative Effect of Change in
                            Accounting Principle                                   ---                    (0.01)
                                                                -----------------------  ----------------------
                         Net Income                             $                 0.12   $                 0.91
                                                                ======================   ======================

         Diluted: Income Before Cumulative Effect of
                            Change in Accounting Principle      $                 0.12   $                 0.89
                         Cumulative Effect of Change in
                            Accounting Principle                                   ---                    (0.01)
                                                                ----------------------   ----------------------
                         Net Income                             $                 0.12   $                 0.88
                                                                ======================   ======================

       Weighted Average Shares Outstanding                                  24,881,604               24,666,155
                                                                ======================   ======================


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Additional
                                          Common          Paid-In          Treasury         Retained
                                         Stock(1)         Capital            Stock           Earnings            Total
                                       ------------    -------------    --------------   ----------------    --------------
 Balance, December 31, 2000            $    254,521    $ 293,396,723    $  (12,101,199)  $     50,604,110    $  332,154,155
    Stock issued for benefit plans
        (11,945 shares)                          72          354,973            68,408                ---           423,453
    Stock options exercised
        (152,915 shares)                      1,529        1,942,634               ---                ---         1,944,163
    Employee stock purchase plan
        (22,360 shares)                         224          478,490               ---                ---           478,714
    Net income                                  ---              ---               ---        (22,347,765)      (22,347,765)
                                       ------------    -------------    --------------   ----------------    --------------

 Balance, December 31, 2001            $    256,346    $ 296,172,820    $  (12,032,791)  $     28,256,345    $  312,652,720
                                       ============    =============    ==============   ================    ==============

    Stock issued for benefit plans
        (37,709 shares)(2)                      288          609,446           127,795                ---           737,529
    Stock options exercised
        (51,080 shares)(2)                      511          420,253               ---                ---           420,764
    Stock issued in acquisition
        (220,000 shares)(2)                     ---        1,049,126         3,155,074                ---         4,204,200
   Net income (2)                               ---              ---               ---          3,019,810         3,019,810
                                       ------------    -------------    --------------   ----------------    --------------

 Balance, March 31, 2002 (2)           $   257,145     $ 298,251,645    $   (8,749,922)  $     31,276,155    $  321,035,023
                                       ============    =============    ==============   ================    ==============

 (1) $.01 Par Value
 (2) Unaudited


See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Period Ended March 31,
                                                                      --------------------------------------------------
                                                                                2002                         2001
                                                                      ----------------------        --------------------
Cash Flows From Operating Activities:
  Net income                                                          $            3,019,810        $         22,326,785
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                     13,960,764                  13,386,786
    Deferred income taxes                                                          1,653,112                  12,212,858
    Gain on asset disposition                                                     (7,332,668)                        ---
    Other                                                                            161,479                     109,901
    Change in assets and liabilities -
      Decrease in accounts receivable, excluding
        income taxes receivable                                                      117,972                   2,760,374
      Decrease in accounts payable and accrued liabilities                        (1,346,838)                 (2,581,934)
      Decrease in income taxes receivable                                            600,000                         ---
                                                                      ----------------------        --------------------

        Net Cash Provided by Operating Activities                                 10,833,631                  48,214,770
                                                                      ----------------------        --------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                            (83,041,243)               (100,015,224)
  Proceeds from the sale of property and equipment                                 7,522,775                         ---
  Net cash distributed as operator of oil and gas
    properties                                                                   (10,591,271)                 (2,573,949)
  Net cash received (distributed) as operator of
    partnerships and joint ventures                                              (23,089,369)                    279,407
  Other                                                                               33,082                     (58,995)
                                                                      ----------------------        --------------------

        Net Cash Used in Investing Activities                                   (109,166,026)               (102,368,761)
                                                                      ----------------------        --------------------

Cash Flows From Financing Activities:
  Net proceeds from bank borrowings                                               97,000,000                  54,600,000
  Net proceeds from issuances of common stock                                        346,908                     701,728
  Payments of debt issuance costs                                                   (347,185)                        ---
                                                                      ----------------------        --------------------

        Net Cash Provided by Financing Activities                                 96,999,723                  55,301,728
                                                                      ----------------------        --------------------

Net Increase (Decrease) in Cash and Cash Equivalents                              (1,332,672)                  1,147,737

Cash and Cash Equivalents at Beginning of Period                                   2,149,086                   1,986,932
                                                                      ----------------------        --------------------

Cash and Cash Equivalents at End of Period                            $              816,414        $          3,134,669
                                                                      ======================        ====================

Supplemental disclosures of cash flow information:

Cash paid during period for interest, net of amounts
  capitalized                                                         $            6,934,950        $          5,694,557
Cash paid during period for income taxes                              $                  ---        $              4,500

Non-cash investing activity

Issuance of common stock in acquisition                               $            4,204,200                         ---

See accompanying notes to condensed consolidated financial statements.

                              SWIFT ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STAMENTS
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


(1)   GENERAL INFORMATION

         The condensed consolidated financial statements included herein have been prepared by Swift Energy Company and are unaudited, except for the balance sheet at December 31, 2001, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of our management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Oil and Gas Properties

         We follow the "full cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development and acquisition of oil and gas reserves are capitalized. Under the full-cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. Interest costs related to unproved properties are also capitalized to unproved oil and gas properties. General and administrative costs related to production and general overhead are expensed as incurred.

         No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions involving a significant amount of reserves. The proceeds from the sale of oil and gas properties are generally treated as a reduction of oil and gas property costs, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Fees from associated oil and gas exploration and development limited partnerships are credited to oil and gas property costs to the extent they do not represent reimbursement of general and administrative expenses currently charged to expense.

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

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

         In the fourth quarter of 2001, as a result of low oil and gas prices at December 31, 2001, we reported a non-cash write-down on a before-tax basis of $98.9 million ($63.5 million after tax) on our domestic properties. We had no write-down on our New Zealand properties.

         Given the volatility of oil and gas prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline from the Company's period-end prices used in the Ceiling Test, even if only for a short period, it is possible that additional write-downs of oil and gas properties could occur in the future.

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

      Earnings Per Share

         Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted EPS for all periods also assumes, as of the beginning of the period, exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three-month periods ended March 31, 2002 and 2001:

                                                               Three Months Ended March 31,
                                             -----------------------------------------------------------------------------------
                                                         2002                                       2001
                                             ----------------------------------------   ----------------------------------------
                                                  Net                      Per Share         Net                      Per Share
                                                Income         Shares        Amount         Income         Shares       Amount
                                             -------------  ------------   ----------   --------------  ------------  ----------
            Basic EPS:
        Net Income Before Cumulative
          Effect of Change in  Accounting
          Principle and Share Amounts        $   3,019,810    24,881,604   $      .12   $   22,719,653  $ 24,666,155  $      .92

        Stock Options                                  ---       465,061                           ---       822,409
                                             -------------  ------------                --------------  ------------
      Diluted EPS:
        Net Income Before Cumulative
          Effect of Change in  Accounting
          Principle and Assumed  Share
          Conversions                        $   3,019,810    25,346,665   $      .12   $   22,719,653  $ 25,488,564  $      .89
                                             -------------  ------------                --------------  ------------

      Price Risk Management Activities

         Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be reported in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges would allow the gains and losses on derivatives to offset related results on the hedged item in the income statements and would require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         We have a risk management policy to use derivative instruments, mainly the purchase of protection price floors and collars, to protect against declines in oil and gas prices. Such derivatives qualify for cash flow hedge accounting under SFAS No.133, as amended. We did not elect to designate our derivatives for special hedge accounting treatment and instead are using mark-to-market accounting treatment. We adopted SFAS No. 133 effective January 1, 2001. Accordingly, we marked our open contracts at December 31, 2000 to fair value at that date resulting in a one-time net of taxes charge of $392,868, which was recorded as a Cumulative Effect of Change in Accounting Principle. During the first three months of 2002 and 2001, we recognized net gains of $85,718 and net losses of $593,662 respectively, relating to our derivative activities. All of the net gains recognized in 2002 were realized because the contracts had expired, while $234,654 of the losses recognized in the comparative 2001 period were unrealized as the contracts were still open. This activity is recorded in "Price Risk Management and Other, net" on the accompanying statements of income.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


         At March 31, 2002, we had in place certain "costless collar" financial transactions beginning in the May 2002 contract month and in effect through the December 2002 contract month. Such derivatives qualify for cash flow hedge accounting under SFAS No.133, as amended. The crude oil collars cover notional volumes of 25,000 barrels of oil per month, with a floor price of $20.00 per barrel and a ceiling price of $27.52 per barrel, plus 60% participation by the Company in prices realized above the ceiling. The natural gas collars cover notional volumes of 200,000 MMBtu per month, with a floor price of $2.50 per MMBtu and a ceiling price of $4.21 per MMBtu, also with 60% participation by the Company in prices realized above the ceiling. The fair value of our "costless collar" transactions was zero at the transaction date and zero at March 31, 2002, as they were entered into on the last trading day of March. Since the value of the collars had not changed from inception to the end of the first quarter of 2002, no gain or loss was recognized on these transactions.

         Subsequently, on April 2, 2002 we entered into additional "costless collar" transactions also beginning in the May 2002 contract month and in effect through the December 2002 contract month. The additional crude oil collars cover notional volumes of 20,000 barrels of oil per month, with a price floor of $21.00 per barrel and a ceiling price of $27.65 per barrel, plus 60% participation by the Company in prices realized above the ceiling. The additional natural gas collars cover notional volumes of 80,000 MMBtu per month, with a floor price of $2.75 per MMBtu and a ceiling price of $4.55 per MMBtu, plus 60% participation by the Company in prices realized above the ceiling.

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

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


(3)    LONG-TERM DEBT

         Our long-term debt as of March 31, 2002 and December 31, 2001, is as follows (in thousands):

                                   March 31,             December 31,
                                     2002                    2001
                              ------------------     -------------------
      Bank Borrowings         $          231,000     $           134,000
      Senior Notes                       124,215                 124,197
                              ------------------     -------------------
             Long-Term debt   $          355,215     $           258,197
                              ------------------     -------------------

      Bank Borrowings

         Under our $300.0 million credit facility with a syndicate of nine banks, at March 31, 2002 we had outstanding borrowings of $231.0 million and at year-end 2001 outstanding borrowings of $134.0 million. At March 31, 2002, the credit facility consisted of a $300.0 million secured revolving line of credit with a $275.0 million borrowing base. The interest rate is either (a) the lead bank's prime rate (4.75 % at March 31, 2002) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Of the $231.0 million borrowed at March 31, 2002, $230.0 million was borrowed at the LIBOR rate plus applicable margin, or a total which averaged 3.53% at March 31, 2002.

         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. We have also pledged 65% of the stock in our two active New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reconfirmed on April 5, 2002 with the same $275.0 million borrowing base. Upon closing of our $200.0 million senior subordinated notes offering, on April 12, 2002, our borrowing base was reduced by $80.0 million to $195.0 million. As of April 30, 2002, our borrowings under this credit facility were $5.8 million.

      Senior Notes Due 2009

         Our Senior Notes due 2009 at March 31, 2002, consist of $125,000,000 of 10.25% Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on February 1 and August 1. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. In addition, prior to August 1, 2002, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 110.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


      right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

      Senior Notes Due 2012

         As described in Note 8 ("Subsequent Events"), in April 2002 we issued $200 million of Senior Subordinated Notes due 2012. The Senior Notes carry an interest rate of 9.375% and mature on May 1, 2012.

(4)   STOCKHOLDERS' EQUITY

         In March 2002, we issued 220,000 shares of our common stock, along with cash consideration as a closing date adjustment, to acquire all of the New Zealand assets of Antrim Oil and Gas Limited ("Antrim"). These 220,000 shares were issued from our treasury shares, and resulted in an increase to paid-in capital of $1.0 million and a decrease in the value of our treasury stock of $3.2 million. As described in Note 8 ("Subsequent Events"), we also completed a 1,725,000 share offering of common stock in April 2002.

(5)   NEW ZEALAND ACTIVITIES

         Our activity in New Zealand began when we were issued two petroleum exploration permits in 1995 and 1996, which we combined in 1998 after surrendering a portion of the acreage. In 1999, we expanded this permit by adding 12,800 offshore acres. As of March 31, 2001, our permit 38719 included approximately 50,300 acres in the Taranaki Basin of New Zealand's North Island, and we have fulfilled all current obligations under this permit. The initial five-year term of the permit ended on August 12, 2001. We have, however, extended our petroleum exploration permit an additional five years by relinquishing the required 50% of the acreage within the permit. The approximately 50,300 gross acres that we retained includes all of the acreage that we believe is prospective, and include our Rimu and Kauri areas as well as our Tawa and Matai prospects.

         We expanded our operation in New Zealand in January 2002 with our purchase of Southern Petroleum (NZ) Exploration, Limited, from Shell New Zealand, through which we acquired interests in four fields and significant infrastructure assets.

         In March 2002, we completed the acquisition of all of the New Zealand assets of Antrim. These assets include a 5% working interest in the Swift-operated permit 38719, increasing the Company's interest in this permit to 95%. An additional 7.5% interest was also acquired in permit 38716 increasing the Company's interest to 15%.

         As of March 31, 2002, our investment in New Zealand totaled approximately $145.4 million. Approximately $102.7 million of our investment costs have been included in the proved properties portion of our oil and gas properties and $42.7 million is included as unproved properties. Approximately $26.7 million of the unproved properties amount will be moved to the proved properties classification upon the completion of the commissioning of the Rimu Production Station which should be finalized during May 2002.

         Rimu Area. Early in 2002, we were awarded petroleum mining permit 38151 by the New Zealand Ministry for Economic Development for the development of the Rimu discovery over a 5,524 acre area for a primary term of 30 years. We plan to add up to three drilling pads in the permit area, for a total of five pads, with each able to handle multiple wells.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


      Nine additional wells are currently planned within the mining permit, one gas injection well and eght development wells targeting the Upper Tariki and Lower Tariki sandstones and the Upper Rimu limestone. During the first quarter of 2002, the Rimu-A2 development well was sidetracked and was successfully completed to the Upper Tariki sandstone. This well is being evaluated for fracture stimulation. The Rimu-B3 development well was also sidetracked in early 2002 but was unsuccessful.

         Kauri Area. The Kauri-A3 development well was drilled during the first quarter of 2002 and is currently being production tested from the Manutahi sandstone.

         TAWN Area. The TAWN acquisition in January 2002 consisted of a 96.76% working interest in four petroleum mining licenses, or PML, covering producing oil and gas fields, and extensive associated hydrocarbon-processing facilities and pipelines, which give us a competitive advantage through infrastructure that complements our existing fields, providing us with increased access to export terminals and markets and additional excess processing capacity for both oil and natural gas. The TAWN assets are located approximately 17 miles north of the Rimu area.

         The properties are collectively identified as the TAWN properties, an acronym derived from the first letters of the field names - the Tariki Field (PML 38138), the Ahuroa Field (PML 38139), the Waihapa Field (PML 38140), and the Ngaere Field (PML 38141). The four fields include 17 wells where the purchaser of gas has contracted to take minimum quantities and can call for higher production levels (which occurred during the first quarter of 2002) to meet electrical demand in New Zealand.

         Solution gas gathered from an oil facility, the Waihapa Production Station ("WPS"), flows to the Tariki Ahuroa gas plant. The current processing capacity of the WPS facility is over 15,000 barrels of oil and 40 MMcf of natural gas per day. A 32 mile, eight inch diameter oil export line runs from the WPS to the Omata Tank Farm at New Plymouth, where oil export facilities allow for sales into international markets. An additional 32 mile, eight inch diameter natural gas pipeline runs from the WPS to the Taranaki Combined Cycle Electric Generation Facility near Stratford and on to the New Plymouth Power Station.

         We have a service agreement with the owner of the Omata Tank Farm to utilize the blending, storage, and export capabilities of the facility. The operator of the facility provides services for a fixed fee per barrel received and other variable costs as required by the agreement. Under the terms of the agreement, crude oil produced from the Rimu/Kauri area will also have access to the Omata Tank Farm.

         Rimu Production Station. We completed construction on the Rimu Production Station ("RPS") during the first quarter of 2002 and the commissioning process has begun and is expected to be completed by the end of May. Our oil production processed through the RPS will be sold into the international markets. Our natural gas production processed through the RPS will be sold to Genesis Power Ltd. under a long-term contract.

                              SWIFT ENERGY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


(6)   SEGMENT INFORMATION

         Below is a summary of financial information by geographic area. No comparable information is presented for 2001 as we did not have oil and gas production in New Zealand during the first quarter of 2001. All of the New Zealand operating revenues and expenses were from our TAWN area, as our Rimu and Kauri areas were awaiting the commissioning of the Rimu Production Station.


                                                          Domestic             New Zealand              Total
                                                     ------------------   --------------------   ------------------
Three months ended March 31, 2002:

Oil and gas sales                                    $       22,473,381   $          4,139,460   $       26,612,841

Costs and Expenses:
  Depreciation, depletion and amortization                   12,161,295              1,799,469           13,960,764
  Oil and gas production                                      8,759,867                805,540            9,565,407
                                                     ------------------   --------------------   ------------------

Income from Oil and Gas Operations                   $        1,552,219   $          1,534,451   $        3,086,670
                                                     ------------------   --------------------   ------------------

Property, Plant and Equipment, net                   $      543,218,105   $        142,681,619   $      685,899,724
                                                     ------------------   --------------------   ------------------


(7)   ACQUISITIONS

         Through our subsidiary, Swift Energy New Zealand Limited ("SENZ"), we acquired Southern Petroleum (NZ) Exploration Limited ("Southern NZ") in January 2002 for approximately $51.6 million in cash. Southern NZ was an affiliate of Shell New Zealand and owns interests in four onshore producing oil and gas fields, hydrocarbon processing facilities, and pipelines connecting the fields and facilities to export terminals and markets. This acquisition was accounted for by the purchase method of accounting. In conjunction with the TAWN acquisition, we granted Shell New Zealand a short-term option to acquire an undivided 25% interest in our permit 38719, which includes our Rimu and Kauri areas and the Rimu Production Station. This option expires on May 15, 2002 unless exercised.

         In March 2002, we purchased through our subsidiary, SENZ, all of the New Zealand assets owned by Antrim for 220,000 shares of Swift Energy common stock and cash consideration as a closing date adjustment. Antrim owned a 5% interest in permit 38719 and a 7.5% interest in permit 38716.

(8)   SUBSEQUENT EVENTS

         We completed a $200 million Senior Subordinated Notes offering along with a 1,725,000 share offering of common stock in April 2002. The Senior Notes carry an interest rate of 9.375% and mature on May 1, 2012. After paying the expenses associated with these recently completed offerings, we received net proceeds of approximately $225 million. These proceeds were used to repay outstanding indebtedness under our credit facility, leaving $5.8 million of bank borrowings outstanding at April 30, 2002.

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

      CRITICAL ACCOUNTING POLICIES

         For a discussion of our critical accounting policies, see Note 2 in the "Notes to Condensed Consolidated Financial Statements" section of this report. The policies identified are those relating to oil and gas properties, the full cost ceiling test, the use of estimates and price-risk management activities.

      RELATED-PARTY TRANSACTIONS

         We are the operator of a number of properties owned by our affiliated limited partnerships and joint ventures and, accordingly, charge these entities and third-party joint interest owners operating fees. The operating fees charged to the partnerships in the first quarter of 2002 and 2001 were $0.1 million and $0.3 million, respectively. We are also reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled $0.4 million and $1.0 million in the first quarter of 2002 and 2001, respectively.

      CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         Our contractual commitments for the next four years and thereafter as of April 30, 2002 are as follows:

                                          2002       2003          2004           2005        Thereafter       Total
                                          ----       ----          ----           ----        ----------       -----
Non-cancelable operating lease
  Commitments (1)                      $ 928,730  $ 1,480,092   $1,492,268    $    284,711  $          --  $    4,185,801
Senior Subordinated Notes due 2009            --           --           --              --    125,000,000     125,000,000
Senior Subordinated Notes due 2012            --           --           --              --    200,000,000     200,000,000
Credit Facility which expires in
  October 2005 (2)                            --           --           --       5,800,000             --       5,800,000
                                       ---------  -----------   ----------    ------------  -------------  --------------
                                       $ 928,730  $ 1,480,092   $1,492,268    $  6,084,711  $ 325,000,000  $  334,985,801
                                       =========  ===========   ==========    ============  =============  ==============

      (1) The amount of non-cancelable operating lease commitments is based on the balance at April 30, 2002.

      (2) The repayment of the credit facility is based upon the balance of April 30, 2002. This amount excludes $0.8 million of a standby letter of credit issued under this facility.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 2002, we principally relied upon bank borrowings of $97.0 million and our internally generated cash flows of $10.8 million to fund capital expenditures of $83.0 million.

         During the first three months of 2001, we primarily relied upon internally generated cash flows of $48.2 million and bank borrowings of $54.6 million to fund capital expenditures of $100.0 million.

         Net Cash Provided by Operating Activities. For the first three months of 2002, net cash provided by our operating activities was $10.8 million, representing a 78% decrease from $48.2 million of cash provided during the first three months of 2001. The $37.4 million decrease was primarily due to a decrease of $36.1 million in oil and gas sales during the 2002 period, due to lower commodity prices, plus a $1.2 million increase in interest expense due to higher debt balances in the 2002 period.

         Existing Credit Facility. We had $134.0 million in outstanding borrowings under our credit facility at December 31, 2001, and $231.0 million as of March 31, 2002. At March 31, 2002, our credit facility consisted of a $300.0 million revolving line of credit with a $275.0 million borrowing base. The borrowing base is re-determined at least every six months. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. At March 31, 2002 we were in compliance with the provisions of this agreement. The borrowing base was reconfirmed on April 5, 2002 at the same $275.0 million borrowing base. Pursuant to the terms of our credit facility, upon closing of our $200.0 million Senior Subordinated Notes offering, on April 12, 2002, our bank borrowing base was reduced by $80.0 million to $195.0 million. Proceeds from this Notes offering, along with proceeds from our common stock offering as described in Note 8 ("Subsequent Events"), were used to repay outstanding indebtedness under our credit facility, leaving $5.8 million of bank borrowings outstanding at April 30, 2002.

         Debt Maturities. Our credit facility extends until October 1, 2005. Our $125.0 million Senior Notes mature August 1, 2009. Our newly issued $200.0 million Senior Notes mature May 1, 2012.

         Working Capital. Our working capital increased from a working capital deficit of $36.5 million at December 31, 2001, to a surplus of $7.8 million at March 31, 2002. This was primarily caused by a reduction in our payable to associated limited partnerships. Substantial partnership property sales closed prior to December 31, 2001, resulting in a large associated payable to partners. The payments to partners occurred during the first three months of 2002, thus significantly reducing the payable to associated limited partnerships at March 31, 2002.

         Capital Expenditures. During the first three months of 2002, we used $83.0 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Domestic Activities:

         o  $15.2 million for drilling costs, both development and exploratory;

         o $2.0 million of domestic prospect costs, principally prospect leasehold, seismic and geological costs of unproved prospects;

         o  $0.2 million of producing property acquisitions;

         o  $0.2 million on property, plant and equipment; and

         o $0.1 million spent primarily for computer equipment, software, furniture and fixtures.

         New Zealand Activities:

         o $52.9 million for property acquisitions comprised of approximately $51.8 million for the TAWN acquisition and approximately $1.1 million for the Antrim acquisition;

         o  $6.4 million for drilling costs, both development and exploratory;

         o  $4.8 million for the construction of production facilities;

         o $1.1 million on prospect costs, principally seismic and geological costs; and

         o  $0.1 million for fixed assets.

         For the remaining three quarters of 2002, we expect to make capital expenditures of approximately $57.0 to $74.0 million, including investments in all areas in which investments were made during the first three months of the year, excluding acquisitions, as described above. We currently estimate total capital expenditures for 2002 to be between $140.0 to $157.0 million, a decrease from 2001 capital expenditures of $275.1 million. We anticipate that 2002's internally generated cash flows together with our available bank borrowings, will be sufficient to finance our currently budgeted remaining 2002 capital expenditures.

         We drilled or participated in drilling 5 domestic wells in the first three months of 2002, made up of four in the Lake Washington area and one non-operated well in San Jacinto County, Texas. Two were development wells, both of which were successful. Three exploratory wells were drilled, all unsuccessful. In New Zealand the Rimu-A2 sidetrack was successfully completed and is awaiting fracture stimulation, while the Rimu-B3 sidetrack completed drilling but was unsuccessful. The Kauri-A3 was drilled and is currently being production tested in the Manutahi sandstone. For the remaining nine months of 2002, we anticipate drilling or participating in the drilling of an additional 19 domestic wells, made up of 18 development wells and one exploratory well. In New Zealand, we plan to drill four additional wells and participate in drilling one exploratory well during the remainder of 2002.

         Currently, our 2002 capital expenditures are focused on developing and producing long-lived oil reserves in Lake Washington and in the Rimu/Kauri area in New Zealand. With this focus, we expect our 2002 total production to increase by 10% to 20% over 2001 levels primarily from these areas as well as our TAWN acquisition, while we expect production

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      in our other core areas to decrease as no new drilling is currently budgeted to offset the natural production decline of these properties. This drilling focus will help add long-lived oil reserves, and along with the TAWN acquisition, will help develop an overall flatter production decline curve which should extend our average reserve life and emphasize the balancing of our reserves between oil and gas, while strengthening the production from our two newest core areas.

      RESULTS OF OPERATIONS - Three Months Ended March 31, 2002 and 2001

         Revenues. Our revenues decreased 45% to $34.4 million during the first quarter of 2002, as compared to revenues of $62.4 million for the same period in 2001. This decrease was primarily from reductions in our oil and gas sales that resulted from the 75% decrease in gas prices received and the 42% decrease in oil prices received. Partially offsetting the decrease in commodity prices received was the effect of an increase in production from our New Zealand activities and a $7.3 million gain on asset disposition recognized during the first quarter of 2002.

         Oil and Gas Sales. Our oil and gas sales decreased 58% to $26.6 million in the first quarter of 2002, compared to $62.7 million for the comparable period in 2001. Our natural gas production decreased 1%, while our oil production increased 56%, resulting in an 19% or 2.0 Bcfe increase in equivalent volumes produced compared to production in the same period in 2001. Our average price on a Mcfe basis, however, decreased 64% comparing the two periods. The increase in production during the 2002 period is primarily from our New Zealand activities, for which we did not have comparable production figures in the 2001 period.

         This $36.1 million decrease in oil and gas sales during the first quarter of 2002 resulted from price and volume variances. The components of our sales decrease were:

         o Price variances, which led to an unfavorable variance of $44.9 million, with $34.1 million of the decrease coming from the 75% decrease in average gas prices received, and $10.9 million of the decrease due to the 42% lower average oil prices received; and

         o Volume variances, which had a $8.8 million favorable impact on sales, with a $9.4 million increase coming from the 340 MBbl increase in oil sales volumes, offset somewhat by a decrease of $0.6 million from the 0.1 Bcfe decrease in gas sales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our core areas and on a total basis for the first quarter periods of 2002 and 2001. Natural gas accounted for 54% of total production volumes during the first quarter 2002 as compared to 65% in the 2001 period.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                                                  Three Months Ended March 31,
           Area                       Revenues (In Millions)       Net Sales Volumes (Bcfe)
           ----                      -----------------------       -----------------------
                                         2002        2001             2002        2001
                                         ----        ----             ----        ----
       AWP Olmos                      $   7.2      $ 22.6              3.1         3.4
       Brookeland                         2.5         6.9              1.1         1.1
       Lake Washington                    2.2         3.4              0.7         0.2
       Masters Creek                      8.4        20.1              3.3         3.6
       Other                              2.2         9.7              1.5         2.0
                                     -----------  ----------       ----------  -----------
                 Total Domestic       $  22.5      $ 62.7              9.7        10.3
       Rimu/Kauri                         0.2         ---              0.1         ---
       TAWN                               3.9         ---              2.5         ---
                                     -----------  ----------       ----------  -----------
                 Total New Zealand    $   4.1         ---              2.6         ---
                                     -----------  ----------       ----------  -----------
                              Total   $  26.6      $ 62.7             12.3        10.3
                                     ===========  ==========       ==========  ==========

         Our first quarter of 2002 drilling efforts have focused on Lake Washington and New Zealand. With our acquisition of the TAWN assets on January 25, 2002, New Zealand production has increased significantly and was approximately 21% of total production for the quarter.

         The following table provides additional information regarding our oil and gas sales:

                                                               Net Sales Volume                   Average Sales Price
                                                               ----------------                   -------------------
                                                    Oil and                                    Oil and
                                                   Condensate        Gas        Combined       Condensate        Gas
                                                     (MBbl)         (Bcf)        (Bcfe)           (Bbl)         (Mcf)
                                                  ------------   -----------  ------------   -------------  ------------
      2001
      ----
      Three Months Ended March 31:
           Domestic                                        603           6.7          10.3          $27.63         $6.86
           New Zealand                                     ---           ---           ---             ---           ---
                                                  ------------   -----------  ------------   -------------  ------------
                 Total                                     603           6.7          10.3          $27.63         $6.86

      2002
      ----
      Three Months Ended March 31:
           Domestic                                        834           4.7           9.7          $16.08         $1.94
           New Zealand                                     110           1.9           2.6          $16.23         $1.21
                                                  ------------   -----------  ------------   -------------  ------------
                 Total                                     944           6.6          12.3          $16.10         $1.72

         In March 2002, we received $7.5 million for our interest in the Samburg project located in Western Siberia, Russia as a result of the sale by a third party of its ownership in a Russian joint stock company, which owned and operated this field. The proceeds from sales of oil and gas properties are generally treated as a reduction of oil and gas property costs, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves attributable to that cost center. In the third quarter of 1998 we charged to income all $10.8 million of cumulative costs relating to our Russian activities. Since there were no capitalized costs or reserves in Russia, this cash payment, net of transaction expenses, resulted in our recognition of a $7.3 million non-recurring gain on asset disposition

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      in the first quarter of 2002. This activity was recorded in Gain on Asset Disposition on the accompanying statements of income.

         During the first three months of 2002 we recognized net gains of $85,718 relating to our derivative activities, as compared to net losses of $593,662 in the 2001 period. All of the net gains recognized in 2002 were realized, while $234,654 of the losses recognized in the comparative 2001 period were unrealized. This activity is recorded in "Price Risk Management and Other, net" on the accompanying statements of income.

         Costs and Expenses. Our expenses for the first quarter of 2002 increased $2.8 million, or 10%, when compared to the same period in 2001. As shown in Note 6 ("Segment Information"), $2.6 million of the $2.8 million increase resulted from our January 25, 2002 TAWN acquisition in New Zealand.

         Our general and administrative expenses for the first quarter of 2002 increased $400,000, or 21%, when compared to the same period in 2001. Our general and administrative expenses per Mcfe produced also increased $0.01 to $0.19 per Mcfe, or 1% during the first quarter of 2002. Such increases reflect additional costs as our activities increased in New Zealand with the purchase of the TAWN properties.

         Depreciation, depletion and amortization (DD&A) of our assets increased approximately $0.6 million, or 4%, for the first quarter of 2002 as DD&A from our January 2002 TAWN acquisition totaled $1.8 million. Domestically, DD&A decreased $1.2 million primarily due to the domestic write-down of oil and gas properties in the fourth quarter of 2001, which decreased our depletable oil and gas properties base. On an overall company basis, we had a 19% increase in production volumes in the first quarter of 2002 over the 2001 period. Our combined DD&A rate per Mcfe of production decreased to $1.14 per Mcfe in the first quarter of 2002 from $1.30 per Mcfe in the same 2001 period.

         Our production costs increased by $0.6 million, or 7%, due to the $0.8 million of production costs in our New Zealand operations that were not present in the 2001 period. Our combined production cost per Mcfe decreased by $0.09 per Mcfe, to $0.78 in the first quarter of 2002, from $0.87 per Mcfe in the same 2001 period. This decrease is mainly due to the lower per unit production cost of our New Zealand operations.

         Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $2.0 million in the first quarter of 2002, compared to $0.8 million in the same 2001 period due to an increase in bank borrowings to partly fund capital expenditures. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, was the same in the first quarter of 2002 and 2001, totaling $3.3 million in each period. Thus, total interest charges for the first quarter of 2002 were $5.3 million, of which $1.4 million was capitalized, compared to the 2001 total of $4.1 million, of which $1.5 million was capitalized. The capitalized portion of interest is related to our exploration and foreign business development activities.

         Net Income. Our net income for the first quarter of 2002 of $3.0 million was 86% lower than net income of $22.3 million in the first quarter of 2001. The decrease was primarily caused by the reduction in oil and gas sales received in the 2002 period, and increased costs, as discussed above. Basic EPS of $0.12 for the first quarter of 2002 was 87% lower than Basic EPS, before change in accounting principle of $0.91 in the 2001 period.

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

                              SWIFT ENERGY COMPANY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


      Commodity Risk

         Our major market risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and to spot prices applicable to natural gas. The effects of such pricing volatility are discussed above, and such volatility is expected to continue.

         Our price risk program permits the utilization of agreements and financial instruments (such as futures, forward and options contracts, and swaps) to mitigate price risk associated with fluctuations in oil and natural gas prices. Below is a description of the financial instruments we have utilized to hedge our exposure to price risk.

         o Price Floors - During the first three months of 2002 we recognized net gains of $85,718 relating to our derivative activities, all of which was realized. This activity is recorded in Price Risk Management and Other, net on the accompanying statements of income.

         o Costless Collars - At March 31, 2002 we had in place certain "costless collar" financial transactions beginning in the May 2002 contract month and in effect through the December 2002 contract month. The crude oil collars cover notional volumes of 25,000 barrels of oil per month, with a price floor of $20.00 per barrel and a ceiling price of $27.52 per barrel, plus 60% participation by the Company in prices realized above the ceiling. The natural gas collars cover notional volumes of 200,000 MMBtu per month, with a floor price of $2.50 per MMBtu and a ceiling price of $4.21 per MMBtu, also with 60% participation by the Company in prices realized above the ceiling. The fair value of our "costless collar" transactions was zero at March 31, 2002 as they were entered into on the last trading day of March. In April 2002 we entered into additional "costless collar" transactions also beginning in the May 2002 contract month and in effect through the December 2002 contract month. The additional crude oil collars cover notional volumes of 20,000 barrels of oil per month, with a price floor of $21.00 per barrel and a ceiling price of $27.65 per barrel, plus 60% participation by the Company in prices realized above the ceiling. The additional natural gas collars cover notional volumes of 80,000 MMBtu per month, with a floor price of $2.75 per MMBtu and a ceiling price of $4.55 per MMBtu, plus 60% participation by the Company in prices realized above the ceiling. The fair value of all our open price floor contracts at April 30, 2002 was a liability of $323,497.

         o New Zealand Gas Contracts - All of our gas production in New Zealand is sold under long-term, fixed-price contracts. These contracts protect against price volatility, and our revenue from these contracts will vary only due to production fluctuations.

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

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information - N/A

Item 6.    Exhibits & Reports on Form 8-K -

     (a)   Documents filed as part of the report

           (3) Exhibits

               10.1 First Amendment to Amended and Restated Credit Agreement, effective January 25, 2002 among Swift Energy Company, as Borrower, Bank One, NA as Administrative Agent, CIBC Inc. as Syndication Agent, Credit Lyonnais, New York Branch as Documentation Agent, Societe Generale as Documentation Agent and The Lenders Signatory Hereto and Banc One Capital Markets, Inc. as Sole Lead Arranger and Sole Book Runner.

               10.2 Second Amendment to Amended and Restated Credit Agreement, effective April 5, 2002 among Swift Energy Company, as Borrower, Bank One, NA as Administrative Agent, CIBC Inc. as Syndication Agent, Wells Fargo Bank (Texas), National Association as Syndication Agent, Credit Lyonnais, New York Branch as Documentation Agent, Societe Generale as Documentation Agent and The Lenders Signatory Hereto and Banc One Capital Markets, Inc. as Sole Lead Arranger and Sole Book Runner.

               12     Swift Energy Company Ratio of Earnings to Fixed Charges.

     (b)   Reports on Form 8-K filed  during  the quarter  ended  March 31, 2002
               - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY COMPANY
                                        (Registrant)



Date:     May 10, 2002                  By: (original signed by)
      ---------------------             -----------------------------------
                                        Alton D. Heckaman, Jr.
                                        Senior Vice President,
                                        Chief Financial Officer





Date:     May 10, 2002                  By: (original signed by)
      ---------------------             -----------------------------------
                                        David W. Wesson
                                        Controller and Principal Accounting
                                        Officer

                                  EXHIBIT 10.1

                     FIRST AMENDMENT TO AMENDED AND RESTATED
                                CREDIT AGREEMENT

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

                                       AND

                          THE LENDERS SIGNATORY HERETO

                                       AND

                         BANC ONE CAPITAL MARKETS, INC.
                   AS SOLE LEAD ARRANGER AND SOLE BOOK RUNNER


                        Effective as of December 18, 2001
                        ----------------------------------

                 Revolving Line of Credit of up to $300,000,000
                        with Letter of Credit Subfacility
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                   PAGE

ARTICLE I         DEFINITIONS........................................29
   1.01           Terms Defined Above................................29
   1.02           Terms Defined in Agreement.........................29
   1.03           References.........................................29
   1.04           Articles and Sections..............................30
   1.05           Number and Gender..................................30
ARTICLE II        AMENDMENTS.........................................30
   2.01           Amendment of Section 1.2...........................30
   2.02           Amendment of Section 2.11..........................30
   2.03           Addition of Section 2.26...........................31
   2.04           Addition of Section 5.25...........................32
   2.05           Amendment of Section 6.1(i)........................32
   2.06           Amendment of Section 6.8(h)........................33
   2.07           Addition of Section 6.8(j) and (k).................33
   2.08           Amendment of Section 6.19..........................33
   2.09           Addition of Section 6.21...........................33
   2.10           Amendment of Exhibit I.............................33
   2.11           Amendment of Exhibit V.............................33
   2.12           Addition of Exhibit XI.............................34
   2.13           Addition of Exhibit XII............................34
ARTICLE III       CONDITIONS.........................................34
   3.01           Receipt of Documents...............................34
   3.02           Accuracy of Representations and Warranties.........35
   3.03           Matters Satisfactory to Lender.....................35
ARTICLE IV        REPRESENTATIONS AND WARRANTIES.....................35
ARTICLE V         RATIFICATION.......................................35
ARTICLE VI        MISCELLANEOUS......................................35
   6.01           Scope of Amendment.................................35
   6.02           Agreement as Amended...............................35
   6.03           Parties in Interest................................35
   6.04           Rights of Third Parties............................35
   6.05           ENTIRE AGREEMENT...................................36
   6.06           JURISDICTION AND VENUE.............................36

            FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT


         This FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (this "First Amendment") is made and entered into effective as of December 18, 2001, by and among SWIFT ENERGY COMPANY, a Texas corporation (the "Borrower"), each lender that is a signatory hereto or becomes a signatory hereto as provided in
Section 9.1 of the Credit Agreement (individually, together with its successors and assigns, a "Lender" and, collectively, together with their respective successors and assigns, the "Lenders"), and BANK ONE, NA, a national banking association (as successor by merger to Bank One, Texas, National Association), as Administrative Agent for the Lenders (in such capacity, together with its successors in such capacity pursuant to the terms hereof, the "Administrative Agent"), BANC ONE CAPITAL MARKETS, INC. as Sole Lead Arranger and Sole Book Runner, CIBC INC. as Syndication Agent, WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION, as Syndication Agent, CREDIT LYONNAIS NEW YORK BRANCH as Documentation Agent and SOCIETE GENERALE as Documentation Agent.

                               W I T N E S S E T H

         WHEREAS, the above named parties did execute and exchange counterparts of that certain Amended and Restated Credit Agreement dated September 28, 2001 (the "Agreement"), to which reference is here made for all purposes;

         WHEREAS, BNP Paribas has been added as a Lender;

         WHEREAS, the parties subject to and bound by the Agreement are desirous of amending the Agreement in the particulars hereinafter set forth;

         NOW, THEREFORE, in consideration of the mutual covenants and agreements of the parties to the Agreement, as set forth therein, and the mutual covenants and agreements of the parties hereto, as set forth in this First Amendment, the parties hereto agree as follows:

                                    ARTICLE I
                                   DEFINITIONS

         1.01  Terms  Defined  Above.   As  used  herein,   each  of  the  terms
"Administrative Agent", "Agreement," "Borrower," "First Amendment," "Lender" and "Lenders" shall have the meaning assigned to such term hereinabove.

         1.02 Terms Defined in Agreement. As used herein, each term defined in the Agreement shall have the meaning assigned thereto in the Agreement, unless expressly provided herein to the contrary.

         1.03 References. References in this First Amendment to Article or Section numbers shall be to Articles and Sections of this First Amendment, unless expressly stated herein to the contrary. References in this First Amendment to "hereby," "herein," hereinafter," hereinabove,"

"hereinbelow," "hereof," and "hereunder" shall be to this First Amendment in its entirety and not only to the particular Article or Section in which such reference appears.

            1.04 Articles and Sections. This First Amendment, for convenience only, has been divided into Articles and Sections and it is understood that the rights, powers, privileges, duties, and other legal relations of the parties hereto shall be determined from this First Amendment as an entirety and without regard to such division into Articles and Sections and without regard to headings prefixed to such Articles and Sections.

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

                                   ARTICLE II
                                   AMENDMENTS

            The Borrower, Administrative Agent and the Lenders hereby amend the Agreement in the following particulars:

            2.01 Amendment of Section 1.2. Section 1.2 of the Agreement is hereby amended as follows:

            The following definition is added to the Agreement to read as follows:

            "Future Net Investments in New Zealand" shall mean investments by the Borrower, beginning in the year 2002, in its Subsidiaries in New Zealand for the purpose of production of oil, gas and other hydrocarbons in New Zealand which shall take into consideration the amount of dollars invested and the amount of dollars returned to the Borrower from such Subsidiaries to arrive at the sum which will be the net investment for the Borrower in New Zealand.

            2.02 Amendment of Section 2.11. The first sentence of Section 2.11(a) of the Agreement is hereby amended to read as follows:

            "2.11 Borrowing Base Determinations. (a) The Borrowing Base as of the effective date is acknowledged by the Borrower and the Lenders to be $275,000,000, upon the closing of the acquisition of Southern Petroleum (New Zealand) Exploration Limited, reducing to $250,000,000 upon the exercise by Energy Exploration New Zealand Limited or an affiliate thereof of its option to purchase a 25% interest in PEP 38719, which includes the Rimu and Kauri Fields (or 27.8% of Borrower's interest, reducing Borrower's interest from 90% to 65%) unless and until the Borrowing Base has been redetermined pursuant to Section 2.11(b)."

            2.03 Addition of Section 2.26. Section 2.26 shall be added to the Agreement to read as follows:

            "2.26  Increase  of  Commitments.  (a) At any time after the Closing
            Date, provided that no Default or Unmatured Default shall have occurred and be continuing, the Borrower may request an increase of the aggregate Commitments by notice to the Administrative Agent in writing of the amount (the "Offered Increase Amount") of such proposed increase (such notice, a "Commitment Increase Notice"). Any such Commitment Increase Notice must offer each Lender the opportunity to subscribe for its pro rata share of the increased Commitments. If any portion of the increased Commitments is not subscribed for by the Lenders, the Borrower may, in its sole discretion, but with the consent of the Administrative Agent as to any Person that is not at such time a Lender (which consent shall not be unreasonably withheld), offer to any existing Lender or to one or more additional banks or financial institutions the opportunity to participate in all or a portion of such unsubscribed portion of the increased Commitments pursuant to paragraph (b) or
            (c) below, as applicable.

               (b)  Any  additional  bank  or  financial  institution  that  the
            Borrower selects to offer participation in the increased Commitments, and that elects to become a party to this Agreement and obtain a Commitment, shall execute a new Lender Agreement with the Borrower and the Administrative Agent, substantially in the form of Exhibit "XI" hereto E (a "New Lender Agreement"), whereupon such bank or financial institution (a "New Lender") shall become a Lender for all purposes and to the same extent as if originally a party hereto and shall be bound by and entitled to the benefits of this Agreement, and the signature pages hereof shall be deemed to be amended to add the name and Commitment of such New Lender, provided that the Commitment of any such New Lender shall be in an amount not less than $10,000,000.

               (c) Any Lender  that  accepts an offer to it by the  Borrower  to increase its Commitment pursuant to this Section 2.26 shall, in each case, execute a Commitment Increase Agreement with the Borrower and the Administrative Agent, substantially in the form of Exhibit "XII" hereto (a "Commitment Increase Agreement"), whereupon such Lender shall be bound by and entitled to the benefits of this Agreement with respect to the full amount of its Commitment as so increased, and the signature pages hereof shall be deemed to be amended to so increase the Commitment of such Lender.

               (d) The  effectiveness  of any new Lender Agreement or Commitment
            Increase Agreement shall be contingent upon receipt by the Administrative Age of such corporate resolutions of the Borrower and legal opinions of counsel to the Borrower as the Administrative Agent shall reasonably request with respect thereto, in each case, in form and substance satisfactory to the Administrative Agent.

               (e) If any bank or  financial  institution  becomes a New  Lender pursuant to Section 2.26(b) or any lender's Commitment is increased pursuant to Section 2.26(c), additional Advances made on or after the effectiveness thereof (the "Re-Allocation Date") shall be made pro rata based on the Commitment Percentage in effect on and after such Re-Allocation Date (except to the extent that any such pro rata borrowings would result in any Lender making an aggregate principal amount of Advances in excess of its Commitment, in which case such excess amount will be allocated to, and made by, such New Lender and/or Lenders with such increased Commitments to the extent of, and pro rata based on, their respective Commitments), and continuations of Eurodollar Rate Advances outstanding on such Re-Allocation Date shall be effected by repayment of such Eurodollar Rate Advances on the last day of the Interest Period applicable thereto and the making of new Eurodollar Rate Advances pro rata based on such new Commitment Percentages. In the event that on any such Re-Allocation Date there is an unpaid principal amount of Base Rate Advances, the Borrower shall make prepayments thereof and borrowings of Base Rate Advances so that, after giving effect thereto, the Base Rate Advances outstanding are held pro rata based on such new Commitment Percentages. In the event that on any such Re-Allocation Date there is an unpaid principal amount of Eurodollar Rate Advances, such Eurodollar Rate Advances shall remain outstanding with the respective holders thereof until the expiration of their respective holders thereof until the expiration of their respective Interest Periods (unless the applicable Borrower elects to prepay any thereof in accordance with the applicable provisions of this Agreement), and interest on and repayments of such Eurodollar Rate Advances will be paid thereon to the respective Lenders holding such Eurodollar Rate Advances pro rata based on the respective principal amounts thereof outstanding.

               (f) Notwithstanding anything to the contrary in this Section 2.26, (i) no Lender shall have any obligation to increase its Commitment unless it agrees to do so in its sole discretion, and
            (ii) the aggregate amount by which the Commitments hereunder are increased pursuant to this Section 2.26 shall not exceed $300,000,000.

               (g) The  Borrower  shall  execute  and deliver a Note to each new bank or other financial institution becoming a Lender.

            2.04 Addition of Section 5.25. Section 5.25 shall be added to the Agreement to read as follows:

            "5.25 Level of Mortgage Coverage. Borrower will grant to Administrative Agent for the benefit of the Lenders (within 30 days of written request by the Administrative Agent) additional Mortgages to maintain under Mortgage at all times 85% of the value of the Oil and Gas Properties used in determining the Borrowing Base for properties situated in the United States."

            2.05 Amendment of Section 6.1(i). Section 6.1(i) of the Agreement is hereby amended to read as follows:

            "6.1 Indebtedness;  Contingent  Obligations....(i)  debt incurred by
            Swift  Energy New Zealand  Limited up to  $5,000,000,  which debt is non-recourse to the Borrower,...."

            2.06 Amendment of Section 6.8(h). Section 6.8(h) of the Agreement is hereby amended to read as follows:

            "6.8  Investments......(h)  Future Net  Investments  in New  Zealand
            which may not exceed $40,000,000 for the year 2002 and an additional
            $30,000,000 per year thereafter,...."

            2.07 Addition of Section 6.8(j) and (k). Sections 6.8(j) and (k) shall be added to the Agreement to read as follows:

            "6.8 Investments. ...(j) in the event, if Swift Energy New Zealand Limited completes an acquisition in excess of $50,000,000 in New Zealand on or before March 31, 2002, the Future Net Investments in New Zealand permitted in (h) above shall be reduced from $40,000,000 in the year 2002 to $20,000,000 in the year 2002 and from $30,000,000 per year thereafter to $15,000,000 per year thereafter, or (k) not withstanding anything contained herein to the contrary, Future Net Investments in New Zealand shall not include the contemplated acquisition investments in (i) and/or (j) above."

            2.08 Amendment of Section 6.19. Section 6.19 of the Agreement is hereby amended to read as follows:

            "6.19 Negative Pledges. Except pursuant to this Agreement, enter into or permit to exist any agreement which prohibits or restricts the granting, incurring, assuming, or permitting to exist any Lien on any of its Properties or provides that any such occurrence shall constitute a default or breach of such agreement but shall not apply to any liens securing debt incurred by Swift Energy New Zealand Limited under Section 6.1(i).

            2.09 Addition of Section 6.21. Section 6.21 shall be added to the Agreement to read as follows:

            "6.21 Issuance of Stock in Swift Energy International, Inc., Swift Energy New Zealand Limited and Southern Petroleum (New Zealand) Exploration Limited. Borrower will not allow Swift Energy International, Inc., Swift Energy New Zealand Limited, and Southern Petroleum (New Zealand) Exploration Limited to issue any additional shares of stock unless a 65% pledge is granted to the Lenders on these shares."

            2.10 Amendment of Exhibit I. Exhibit I, i.e. the "Forms of Promissory Note" shall be as forth on Exhibit I to this First Amendment.

            2.11 Amendment of Exhibit V. Exhibit V, i.e. "Facility Amounts" shall be as set forth on Exhibit V to this First Amendment. Facility Amounts at closing will amount to $267,272,727 and may increase to $300,000,000 per Section 2.26(f). Exhibit V shall also list the Commitment Amount of each Lender which total $245,000,000 as of December 18, 2001, and is less than the Borrowing Base, and may increase per Section 2.14 and the Facility Amounts shall change accordingly.

            2.12 Addition of Exhibit XI. Exhibit XI, "Form of New Lender Agreement" shall be as set forth on Exhibit XI to this First Amendment.

            2.13 Addition of Exhibit XII. Exhibit XII, "Form of Commitment Increase Agreement" shall be as set forth on Exhibit XII to this First Amendment.

                                  ARTICLE III
                                   CONDITIONS

            The obligation of the Lenders to amend the Agreement as provided herein is subject to the fulfillment of the following conditions precedent:

            3.01 Receipt of Documents. The Lender shall have received, reviewed, and approved the following documents and other items, appropriately executed when necessary and in form and substance satisfactory to the Lender:

            (a) multiple counterparts of this First Amendment and the Notes, as requested by the Lender;

            (b) Security Agreement (Stock Pledge) by the Borrower of 65% of its common stock in Swift Energy International, Inc., together with blank stock powers;

            (c) Security Agreement (Stock Pledge) by Swift Energy International, Inc. of 65% of its common stock in Swift Energy New Zealand Limited, together with blank stock powers;

            (d) Security Agreement (Stock Pledge) by Swift Energy New Zealand Limited of 65% of its common stock in Southern Petroleum (New Zealand) Exploration Limited, together with blank stock powers upon the closing of the acquisition of Southern Petroleum (New Zealand) Exploration Limited;

            (e) (i) Amendment and Ratification of Mortgage, Deed of Trust, Indenture, Security Agreement, Assignment of Production, and Financing Statement from the Borrower covering 85% of the value of the Oil and Gas Properties used in determining the Borrowing Base and all improvements, personal property, and fixtures related thereto, together with (ii) Financing Statements from the Borrower as debtor constituent to the instruments described in c(i) above;

            (f) copy of corporate resolutions approving the Loan Documents, including this First Amendment, and authorizing the transactions contemplated herein and therein, duly adopted by the board of directors of the Borrower, accompanied by certificates of the secretary or an assistant secretary of the Borrower to the effect that such copies are true and correct copies of resolutions duly adopted at a meeting or by unanimous consent of the board of directors of the Borrower and that such resolutions constitute all the resolutions adopted with respect to such transactions, have not been amended, modified, or revoked in any respect, and are in full force and effect as of the date of such certificate;

            (g) an upfront fee of 30 basis points payable to the Lenders on each Lender's pro rata share of the increase of their Commitment Amount under the $75,000,000 increase in the Borrowing Base from $200,000,000 to $275,000,000; and

            (h) such other agreements, documents, items, instruments, opinions, certificates, waivers, consents, and evidence as the Lender may reasonably request.

            3.02 Accuracy of Representations and Warranties. The representations and warranties contained in Article IV of the Agreement and this First Amendment shall be true and correct.

            3.03 Matters Satisfactory to Lender. All matters incident to the consummation of the transactions contemplated hereby shall be satisfactory to the Administrative Agent and the Lenders.

                                   ARTICLE IV
                         REPRESENTATIONS AND WARRANTIES

            The Borrower hereby expressly re-makes, in favor of the Lender, all of the representations and warranties set forth in Article IV of the Agreement, and represents and warrants that all such representations and warranties remain true and unbreached.

                                   ARTICLE V
                                  RATIFICATION

            Each of the parties hereto does hereby adopt, ratify, and confirm the Agreement and the other Loan Documents, in all things in accordance with the terms and provisions thereof, as amended by this First Amendment.

                                   ARTICLE VI
                                  MISCELLANEOUS

            6.01 Scope of Amendment. The scope of this First Amendment is expressly limited to the matters addressed herein and this First Amendment shall not operate as a waiver of any past, present, or future breach, Default, or Event of Default under the Agreement. except to the extent, if any, that any such breach, Default, or Event of Default is remedied by the effect of this First Amendment.

            6.02 Agreement as Amended. All references to the Agreement in any document heretofore or hereafter executed in connection with the transactions contemplated in the Agreement shall be deemed to refer to the Agreement as amended by this First Amendment.

            6.03 Parties in Interest. All provisions of this First Amendment shall be binding upon and shall inure to the benefit of the Borrower, the Administrative Agent and the Lenders and their respective successors and assigns.

            6.04 Rights of Third Parties. All provisions herein are imposed solely and exclusively for the benefit of the Administrative Agent, the Lenders and the Borrower, and no other Person shall have standing to require satisfaction of such provisions in accordance with their terms and any or all of such provisions may be freely waived in whole or in part by the Lender at any time if in its sole discretion it deems it advisable to do so.

            6.05 ENTIRE AGREEMENT. THIS FIRST AMENDMENT CONSTITUTES THE ENTIRE AGREEMENT BETWEEN THE PARTIES HERETO WITH RESPECT TO THE SUBJECT HEREOF AND SUPERSEDES ANY PRIOR AGREEMENT, WHETHER WRITTEN OR ORAL, BETWEEN SUCH PARTIES REGARDING THE SUBJECT HEREOF. FURTHERMORE IN THIS REGARD, THIS FIRST AMENDMENT, THE AGREEMENT, THE NOTE, THE SECURITY INSTRUMENTS, AND THE OTHER WRITTEN DOCUMENTS REFERRED TO IN THE AGREEMENT OR EXECUTED IN CONNECTION WITH OR AS SECURITY FOR THE NOTES REPRESENT, COLLECTIVELY, THE FINAL AGREEMENT AMONG THE PARTIES THERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.

            6.06 JURISDICTION AND VENUE. ALL ACTIONS OR PROCEEDINGS WITH RESPECT TO, ARISING DIRECTLY OR INDIRECTLY IN CONNECTION WITH, OUT OF, RELATED TO, OR FROM THIS FIRST AMENDMENT, THE AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE LITIGATED IN COURTS HAVING SITUS IN HARRIS COUNTY, TEXAS. EACH OF THE BORROWER, THE ADMINISTRATIVE AGENT AND THE LENDERS HEREBY SUBMITS TO THE JURISDICTION OF ANY LOCAL, STATE, OR FEDERAL COURT LOCATED IN HARRIS COUNTY, TEXAS, AND HEREBY WAIVES ANY RIGHTS IT MAY HAVE TO TRANSFER OR CHANGE THE JURISDICTION OR VENUE OF ANY LITIGATION BROUGHT AGAINST IT BY THE BORROWER, THE ADMINISTRATIVE AGENT OR THE LENDERS IN ACCORDANCE WITH THIS SECTION.

            IN WITNESS WHEREOF, this First Amendment to Credit Agreement is executed effective the date first hereinabove written.

                                        BORROWER:


                                        SWIFT ENERGY COMPANY



                                        By:
                                            --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Senior Vice President
                                            Chief Financial Officer


                                        By:
                                            --------------------------------
                                            Adrian D. Shelley
                                            Treasurer


Address for Notices:
Swift Energy Corporation
16825 Northchase Drive, Suite 400
Houston, Texas  77060
Attention:  Alton D. Heckaman, Jr.
Telecopy:  (281) 874-2701



















                       (Signatures Continued on Next Page)

                                        ADMINISTRATIVE AGENT AND LENDER:

                                        BANK ONE, NA (Main Office Chicago)



                                        By:
                                           ---------------------------------
                                           Charles Kingswell-Smith
                                           First Vice President


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

910 Travis
Houston, Texas 77002

Address for Notices:

Bank One, NA
910 Travis
Houston, Texas 77002
Attention: Charles Kingswell-Smith
Telecopy:  (713) 751-3544
















                       (Signatures Continued on Next Page)

                                        LENDER:

                                        BANK OF SCOTLAND



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

565 Fifth Avenue
New York, New York 10017
Attention: Karen Workman

Address for Notices:
1021 Main Street, Suite 1370
Suite 1750
Houston, Texas 77002
Attention: Richard Butler
Telecopy: 713-651-9714

With a copy to:
Annie Glynn
565 Fifth Avenue
New York, New York 10017











                       (Signatures Continued on Next Page)

                                        LENDER:

                                        THE SANWA BANK, LIMITED



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

Park Avenue Plaza
55 East 52nd Street
New York, New York 10055
Attention: Wai Mei (Sandy) Lew

Address for Notices:
Park Avenue Plaza
55 East 52nd Street
New York, NY 10055
Attention:  C.L. Murphy
Telecopy: 212-754-2360

with a copy to:

Mr. Clyde Redford
Senior Vice President
Sanwa Bank
1200 Smith Suite 2870
Houston, Texas  77002







                       (Signatures Continued on Next Page)

                                        SYNDICATION AGENT AND LENDER:

                                        CIBC INC.



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

2727 Paces Ferry Road
Suite 1200
2 Paces West, Bldg. 2
Atlanta, Georgia 30339
Attention:     Kathryn McGovern
               Senior Associate

Address for Notices:
1600 Smith Street
Suite 3100
Houston, TX 77002
Attention: Mark H. Wolf
Telecopy: 713-650-2588






                       (Signatures Continued on Next Page)

                                        DOCUMENTATION AGENT AND LENDER:

                                        SOCIETE GENERALE



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

2001 Ross Avenue, Suite 4800
Dallas, Texas 75201
Attention: Stacie Row


Address for Notices:

1111 Bagby, Suite 2020
Houston, TX 77002
Attention: Mr. Cary Hughes
Telecopy: 712-650-0824













                       (Signatures Continued on Next Page)

                                        DOCUMENTATION AGENT AND LENDER:

                                        CREDIT LYONNAIS NEW YORK BRANCH



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



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

1000 Louisiana, Suite 5360
Houston, TX 77002
Attention: John Falbo
Telecopy: 713-751-0307



                       (Signatures Continued on Next Page)

                                        SYNDICATION AGENT AND LENDER:

                                        WELLS FARGO BANK (TEXAS), NATIONAL
                                        ASSOCIATION



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

--------------------------------
--------------------------------
--------------------------------
Attention:
          ----------------------


Address for Notices:

--------------------------------
--------------------------------
--------------------------------
Attention:
          ----------------------

Telecopy:
          ----------------------

                                        LENDER:

                                        NATEXIS BANQUES POPULAIRES




                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

--------------------------------
--------------------------------
--------------------------------
Attention:
          ----------------------


Address for Notices:

--------------------------------
--------------------------------
--------------------------------
Attention:
          ----------------------
Telecopy:
          ----------------------

                                        LENDER:

                                        BNP PARIBAS




                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

--------------------------------
--------------------------------
--------------------------------
Attention:
          ----------------------


Address for Notices:

--------------------------------
--------------------------------
--------------------------------
Attention:
          ----------------------
Telecopy:
          ----------------------

                                    EXHIBIT I
                                 PROMISSORY NOTE

$39,969,697.00                    Houston, Texas               December 18, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BANK ONE, ----- NA ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY-NINE MILLION, NINE HUNDRED SIXTY-NINE THOUSAND, SIX HUNDRED NINETY-SEVEN DOLLARS ($39,969,697.00), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                         SWIFT ENERGY COMPANY


                                         By:
                                            --------------------------------
                                                  Alton D. Heckaman, Jr.
                                                  Senior Vice President
                                                  Chief Financial Officer

                                         By:
                                            --------------------------------
                                                  Adrian D. Shelley
                                                  Treasurer

                                    EXHIBIT I
                                 PROMISSORY NOTE

$38,181,818.00                    Houston, Texas               December 18, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of CIBC INC. ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY-EIGHT MILLION, ONE HUNDRED AND EIGHTY-ONE THOUSAND, EIGHT HUNDRED AND EIGHTEEN DOLLARS
($38,181,818.00), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                        SWIFT ENERGY COMPANY


                                        By:
                                           ---------------------------------
                                                 Alton D. Heckaman, Jr.
                                                 Senior Vice President
                                                 Chief Financial Officer

                                        By:
                                           ---------------------------------
                                                 Adrian D. Shelley
                                                 Treasurer

                                    EXHIBIT I
                                 PROMISSORY NOTE

$39,969,697.00                   Houston, Texas                December 18, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of CREDIT LYONNAIS New York Branch ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY-NINE MILLION, NINE HUNDRED SIXTY-NINE THOUSAND, SIX HUNDRED NINETY-SEVEN DOLLARS, ($39,969,697.00), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                        SWIFT ENERGY COMPANY


                                        By:
                                           ---------------------------------
                                                 Alton D. Heckaman, Jr.
                                                 Senior Vice President
                                                 Chief Financial Officer

                                        By:
                                           ---------------------------------
                                                 Adrian D. Shelley
                                                 Treasurer

                                    EXHIBIT I
                                 PROMISSORY NOTE

$39,969,697.00                   Houston, Texas                December 18, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of SOCIETE GENERALE ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY-NINE MILLION, NINE HUNDRED SIXTY-NINE THOUSAND, SIX HUNDRED NINETY-SEVEN DOLLARS ($39,969,697.00), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                        SWIFT ENERGY COMPANY


                                        By:
                                           ---------------------------------
                                                 Alton D. Heckaman, Jr.
                                                 Senior Vice President
                                                 Chief Financial Officer

                                        By:
                                           ---------------------------------
                                                 Adrian D.Shelley
                                                 Treasurer

                                    EXHIBIT I
                                 PROMISSORY NOTE

$38,181,818.00                   Houston, Texas                December 18, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY-EIGHT MILLION, ONE HUNDRED AND EIGHTY-ONE THOUSAND, EIGHT HUNDRED AND EIGHTEEN DOLLARS ($38,181,818.00), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                        SWIFT ENERGY COMPANY


                                        By:
                                           ---------------------------------
                                                 Alton D. Heckaman, Jr.
                                                 Senior Vice President
                                                 Chief Financial Officer

                                        By:
                                           ---------------------------------
                                                 Adrian D. Shelley
                                                 Treasurer

                                    EXHIBIT I
                                 PROMISSORY NOTE

$36,000,000.00                    Houston, Texas               December 18, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BANK OF SCOTLAND ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY-SIX MILLION DOLLARS ($36,000,000.00), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication
Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                        SWIFT ENERGY COMPANY


                                        By:
                                           ----------------------------------
                                                 Alton D. Heckaman, Jr.
                                                 Senior Vice President
                                                 Chief Financial Officer

                                        By:
                                           ----------------------------------
                                                 Adrian D. Shelley
                                                 Treasurer

                                    EXHIBIT I
                                 PROMISSORY NOTE

$15,000,000.00                    Houston, Texas               December 18, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of NATEXIS BANQUES POPULAIRES ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of FIFTEEN MILLION DOLLARS ($15,000,000.00), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                        SWIFT ENERGY COMPANY


                                        By:
                                           ---------------------------------
                                                 Alton D. Heckaman, Jr.
                                                 Senior Vice President
                                                 Chief Financial Officer

                                        By:
                                           ---------------------------------
                                                 Adrian D. Shelley
                                                 Treasurer

                                    EXHIBIT I
                                 PROMISSORY NOTE

$20,000,000.00                    Houston, Texas               December 18, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of THE SANWA BANK, LIMITED ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of TWENTY MILLION DOLLARS ($20,000,000.00), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                SWIFT ENERGY COMPANY


                                By:
                                   ------------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Senior Vice President
                                         Chief Financial Officer

                                By:
                                   ------------------------------------------
                                         Adrian D. Shelley
                                         Treasurer

                                    EXHIBIT I
                                 PROMISSORY NOTE

$32,727,273.00                    Houston, Texas              December 18, 2001

            FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BNP PARIBAS ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of THIRTY-TWO MILLION, SEVEN HUNDRED TWENTY-SEVEN THOUSAND, TWO HUNDRED SEVENTY-THREE DOLLARS ($32,727,273.00), or so much thereof as may be advanced against this Note pursuant to the Amended and Restated Credit Agreement dated as of September 28, 2001, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, CIBC Inc., as a Lender and as Syndication Agent, Wells Fargo Bank (Texas), National Association, as a Lender and as Syndication Agent, Credit Lyonnais New York Branch, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                         SWIFT ENERGY COMPANY


                                         By:
                                            ---------------------------------
                                                  Alton D. Heckaman, Jr.
                                                  Senior Vice President
                                                  Chief Financial Officer

                                         By:
                                            ---------------------------------
                                                  Adrian D. Shelley
                                                  Treasurer

                                       56
                                    EXHIBIT V
                                FACILITY AMOUNTS

--------------------------------------------------------------------------------


     Name of Lender                     Facility         Borrowing Base       Commitment       Closing %       Facility
                                         Amount                                 Amount                             %
     Bank One, NA                      $39,969,697         $36,638,889         $36,638,889        13.32           13.32
     Societe Generale                  $39,969,697         $36,638,889         $36,638,889        13.32           13.32
     CIBC, Inc.                        $38,181,818         $35,000,000         $35,000,000        12.73           12.73
     Wells Fargo Bank (Texas           $38,181,818         $35,000,000         $35,000,000        12.73           12.73
     National Association)
     Bank of Scotland                  $36,000,000         $33,000,000         $33,000,000        12.00           12.00
     Credit Lyonnais New York          $39,969,697         $36,638,889         $36,638,889        13.32           13.32
     Branch
     The Sanwa Bank Limited            $20,000,000         $18,333,333         $18,333,333         6.67            6.67
     Natexis Banques Populaires        $15,000,000         $13,750,000         $13,750,000         5.00            5.00
     BNP Paribas                       $32,727,273         $30,000,000         $30,000,000        10.91           10.91

                                   =================== =================== ================== =============   ============
     Facility Totals                  $300,000,000        $275,000,000        $275,000,000       100.00         100.00

--------------------------------------------------------------------------------

                                   EXHIBIT XI


                          FORM OF NEW LENDER AGREEMENT


            This New Lender Agreement dated as of ___________, ____ (this "Agreement") is by and among (i) _____________, a ____________ corporation (the "Borrower"), (ii) Bank One, NA (main office Chicago), in its capacity as Administrative Agent (the "Administrative Agent") under the Credit Agreement dated as of ____________, ____, as amended and restated as of ___________, ____
(as may be amended or otherwise modified from time to time, the "Credit Agreement", capitalized terms that are defined in the Credit Agreement and not defined herein are used herein as therein defined) among the Borrower, the lenders party thereto, and the Administrative Agent, and (iii) _________ ("New Lender").

                             Preliminary Statements

            A.  Pursuant to Section ____ of the Credit  Agreement,  the Borrower
has the right, subject to the terms and conditions thereof, to effectuate from time to time an increase in the total Commitments under the Credit Agreement by adding to the Credit Agreement one or more banks or other financial institutions.

            B. The Borrower has given notice to the Administrative Agent of its intention to increase the total Commitments pursuant to such Section ___ by adding the New Lender to the Credit Agreement as a Lender with a Commitment of $___________, and the Administrative Agent is willing to consent thereto.

            Accordingly, the parties hereto agree as follows:

            SECTION 1. Addition of New Lender. Pursuant to Section ___ of the Credit Agreement, the New Lender is hereby added to the Credit Agreement as a Lender with a Commitment of $________________. The New Lender specifies as its Domestic Lending Office and Eurodollar Lending Office the following:

         Domestic Lending
         Office Address:............_________________
                  ..................        Attention: ______
                  ..................        Telephone: ___-___-____
                  ..................        Telecopy: ___-___-____

         Eurodollar Lending
         Office Address:............_________________
                  ..................        Attention: ______
                  ..................        Telephone: ___-___-____
                  ..................        Telecopy: ___-___-____

            SECTION 2. New Note. The Borrower agrees to promptly execute and deliver to the New Lender a Note ("New Note").

            SECTION 3. Consent. The Administrative Agent and the Borrower hereby consent to the increase in the Commitments and addition of the New Lender effectuated hereby.

            SECTION 4. Lender Credit Decision. The New Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on the financial statements referred to in Section ____ of the Credit Agreement and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and to agree to the various matters set forth herein. The New Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement.

            SECTION 5. Representations and Warranties of the Borrower. The Borrower represents and warrants as follows:

            (a) The execution, delivery and performance by the Borrower of this Agreement and the New Note are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Borrower's certificate of incorporation or by-laws or (ii) law or any contractual restriction binding on or affecting the Borrower.

            (b) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Borrower of this Agreement or the New Note which has not been duly made or obtained.

            (c) This Agreement constitutes, and the New Note when delivered hereunder shall constitute, legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms, except as may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors rights generally or by general principles of equity.

            (d) The aggregate amount by which the Commitments under the Credit Agreement have been increased does not exceed $___,000,000.

            (e) No event has occurred and is continuing which constitutes a Default or Unmatured Default.

            (f) Prior to the increase in Commitment pursuant to this Agreement, the Borrower has offered the Lenders the right to participate in such increase by increasing their respective Commitments.

            (g) Attached hereto are resolutions duly adopted by the Board of Directors of the Borrower sufficient to authorize this Agreement and the New Note, and such resolutions are in full force and effect.

            SECTION 6. Default. Without limiting any other event that may constitute a Default, in the event any representation or warranty set forth herein shall prove to have been incorrect in any material respect when made, such event shall constitute a "Default" under the Credit Agreement.

         SECTION 7. Expenses. The Borrower agrees to pay on demand all costs and expenses of the Administrative Agent in connection with the preparation, negotiation, execution and delivery of this Agreement and the New Note, including, without limitation, the reasonable fees and out-of-pocket expenses of counsel for the Administrative Agent with respect thereto.

            SECTION 8. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Texas.

            SECTION 9. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

            SECTION 10. Effectiveness. When, and only when, the Administrative Agent shall have received counterparts of, or telecopied signature pages of, this Agreement executed by the Borrower, the Administrative Agent and the New Lender, this Agreement shall become effective as of the date first written above.

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                        BORROWER:



                                        By:
                                            --------------------------------

                                        Title:
                                               -----------------------------


                                        ADMINISTRATIVE AGENT:

                                        BANK ONE, NA,
                                         as Administrative Agent



                                        By:
                                            --------------------------------

                                        Title:
                                               -----------------------------


                                        NEW LENDER:



                                        By:
                                            --------------------------------

                                        Title:
                                               -----------------------------

                                   EXHIBIT XII


                               FORM OF COMMITMENT


            This Commitment Increase Agreement dated as of ___________, ____ (this "Agreement") is by and among (i) _____________, a ____________ corporation (the "Borrower"), (ii) Bank One, NA (main office Chicago), in its capacity as Administrative Agent (the "Administrative Agent") under the Credit Agreement dated as of ____________, ____, as amended and restated as of ___________, ____
(as may be amended or otherwise modified from time to time, the "Credit Agreement", capitalized terms that are defined in the Credit Agreement and not defined herein are used herein as therein defined) among the Borrower, the lenders party thereto, and the Administrative Agent, and (iii) ________ ("Increasing Lender").

                             Preliminary Statements

            A. Pursuant to Section ____ of the Credit Agreement, the Borrower has the right, subject to the terms and conditions thereof, to effectuate from time to time an increase in the total Commitments under the Credit Agreement by agreeing with a Lender to increase that Lender's Commitment.

            B. The Borrower has given notice to the Administrative Agent of its intention to increase the total Commitments pursuant to such Section ___ by increasing the Commitment of the Increasing Lender from $_______ to $________, and the Administrative Agent is willing to consent thereto. Accordingly, the parties hereto agree as follows:

            SECTION 1. Increase of Commitment. Pursuant to Section ____ of the Credit Agreement, the Commitment of the Increasing Lender is hereby increased from $________ to $__________.

            SECTION 2. Consent. The Administrative Agent hereby consents to the increase in the Commitment of the Increasing Lender effectuated hereby.

            SECTION  3.  Lender   Credit   Decision.   The   Increasing   Lender
acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on the financial statements referred to in Section ____ of the Credit Agreement and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and to agree to the various matters set forth herein. The Increasing Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement.

            SECTION 4. Representations and Warranties of the Borrower. The Borrower represents and warrants as follows:

            (a) The execution, delivery and performance by the Borrower of this Agreement are within the Borrower's corporate powers, have been duly authorized by all necessary corporation action, and do not contravene (i) the Borrower's certificate of incorporation or by-laws or (ii) law or any contractual restriction binding on or affecting the Borrower.

            (b) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Borrower of this Agreement which has not been duly made or obtained.

            (c) This Agreement constitutes legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms, except as may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors rights generally or by general principles of equity.

            (d) The aggregate amount by which the Commitments under the Credit Agreement have been increased does not exceed $180,000,000.

            (e) No event has occurred and is continuing which constitutes an Event of Default.

            (f) Attached hereto are resolutions duly adopted by the Board of Directors of the Borrower sufficient to authorize this Agreement, and such resolutions are in full force and effect.

            SECTION 5. Default. Without limiting any other event that may constitute an Event of Default, in the event any representation or warranty set forth herein shall prove to have been incorrect in any material respect when made, such event shall constitute an "Event of Default" under the Credit Agreement.

            SECTION 6. Expenses. The Borrower agrees to pay on demand all costs and expenses of the Administrative Agent in connection with the preparation, negotiation, execution and delivery of this Agreement, including, without limitation, the reasonable fees and out-of- pocket expenses of counsel for the Administrative Agent with respect thereto.

            SECTION 7. Governing Law. This Agreement shall be governed by, and construed in accordance with the laws of the State of Texas.

            SECTION 8. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

            SECTION 9. Effectiveness. When, and only when, the Administrative Agent shall have received counterparts of, or telecopied signature pages of, this Agreement executed by the Borrower, the Administrative Agent and the Increasing Lender, this Agreement shall become effective as of the date first written above.

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                        BORROWER:



                                        By:
                                            --------------------------------

                                        Title:
                                               -----------------------------

                                        ADMINISTRATIVE AGENT:

                                        BANK ONE, NA,
                                         as Administrative Agent



                                        By:
                                            --------------------------------

                                        Title:
                                               -----------------------------


                                        INCREASING LENDER:



                                        By:
                                            --------------------------------

                                        Title:
                                               -----------------------------

                                  EXHIBIT 10.2

                    SECOND AMENDMENT TO AMENDED AND RESTATED
                                CREDIT AGREEMENT

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

                                       AND

                          THE LENDERS SIGNATORY HERETO

                                       AND

                         BANC ONE CAPITAL MARKETS, INC.
                   AS SOLE LEAD ARRANGER AND SOLE BOOK RUNNER


                          Effective as of April 5, 2002
                       ----------------------------------

                 Revolving Line of Credit of up to $300,000,000
                        with Letter of Credit Subfacility
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                PAGE

ARTICLE I         DEFINITIONS....................................66
   1.01           Terms Defined Above............................66
   1.02           Terms Defined in Agreement.....................66
   1.03           References.....................................66
   1.04           Articles and Sections..........................67
   1.05           Number and Gender..............................67
ARTICLE II        AMENDMENTS.....................................67
   2.01           Amendment of Section 1.2.......................67
   2.02           Amendment of Section 2.11......................67
   2.03           Deletion of Section 6.1(h)(ii).................67
   2.04           Amendment of Section 6.4(e)....................68
   2.05           Amendment of Section 6.15......................68
   2.06           Amendment of Section 6.18......................68
ARTICLE III       CONDITIONS.....................................68
   3.01           Receipt of Documents...........................68
   3.02           Accuracy of Representations and Warranties.....69
   3.03           Matters Satisfactory to Lenders................69
ARTICLE IV        REPRESENTATIONS AND WARRANTIES.................69
ARTICLE V         RATIFICATION...................................69
ARTICLE VI        MISCELLANEOUS..................................69
   6.01           Scope of Amendment.............................69
   6.02           Agreement as Amended...........................69
   6.03           Parties in Interest............................69
   6.04           Rights of Third Parties........................69
   6.05           ENTIRE AGREEMENT...............................70
   6.06           JURISDICTION AND VENUE.........................70

            SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT


            This SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (this "Second Amendment") is made and entered into effective as of April 5, 2002, by and among SWIFT ENERGY COMPANY, a Texas corporation (the "Borrower"), each lender that is a signatory hereto or becomes a signatory hereto as provided in
Section 9.1 of the Credit Agreement (individually, together with its successors and assigns, a "Lender" and, collectively, together with their respective successors and assigns, the "Lenders"), and BANK ONE, NA, a national banking association (as successor by merger to Bank One, Texas, National Association), as Administrative Agent for the Lenders (in such capacity, together with its successors in such capacity pursuant to the terms hereof, the "Administrative Agent"), BANC ONE CAPITAL MARKETS, INC. as Sole Lead Arranger and Sole Book Runner, CIBC INC. as Syndication Agent, WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION, as Syndication Agent, CREDIT LYONNAIS NEW YORK BRANCH as Documentation Agent and SOCIETE GENERALE as Documentation Agent.

                               W I T N E S S E T H

            WHEREAS, the above named parties did execute and exchange counterparts of that certain Amended and Restated Credit Agreement dated September 28, 2001, as amended by First Amendment to Amended and Restated Credit Agreement dated as of January 25, 2002 (the "Agreement"), to which reference is here made for all purposes;

            WHEREAS, the parties subject to and bound by the Agreement are desirous of amending the Agreement in the particulars hereinafter set forth;

            NOW, THEREFORE, in consideration of the mutual covenants and agreements of the parties to the Agreement, as set forth therein, and the mutual covenants and agreements of the parties hereto, as set forth in this Second Amendment, the parties hereto agree as follows:

                                    ARTICLE I
                                   DEFINITIONS

            1.01 Terms Defined Above. As used herein, each of the terms "Administrative Agent", "Agreement," "Borrower," "Lender," "Lenders" and "Second Amendment," shall have the meaning assigned to such term hereinabove.

            1.02 Terms Defined in Agreement. As used herein, each term defined in the Agreement shall have the meaning assigned thereto in the Agreement, unless expressly provided herein to the contrary.

            1.03 References. References in this Second Amendment to Article or Section numbers shall be to Articles and Sections of this Second Amendment, unless expressly stated herein to the contrary. References in this Second Amendment to "hereby," "herein," hereinafter," hereinabove," "hereinbelow," "hereof," and "hereunder" shall be to this Second Amendment in its entirety and not only to the particular Article or Section in which such reference appears.

            1.04 Articles and Sections. This Second Amendment, for convenience only, has been divided into Articles and Sections and it is understood that the rights, powers, privileges, duties, and other legal relations of the parties hereto shall be determined from this Second Amendment as an entirety and without regard to such division into Articles and Sections and without regard to headings prefixed to such Articles and Sections.

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

                                   ARTICLE II
                                   AMENDMENTS

            The Borrower, Administrative Agent and the Lenders hereby amend the Agreement in the following particulars:

            2.01 Amendment of Section 1.2. Section 1.2 of the Agreement is hereby amended as follows:

            The following definition in the Agreement is hereby amended to read as follows:

            "New Subordinated Debt" shall mean the Indebtedness of the Borrower under senior subordinated rates not to exceed $250,000,000 at a rate not to exceed 10% with maturity of not less than seven (7) years as described in a draft prospectus of April, 2002.

            2.02 Amendment of Section 2.11. The first sentence of Section 2.11(a) of the Agreement is hereby amended to read as follows:

            "2.11 Borrowing Base Determinations. (a) The Borrowing Base as of April 5, 2002, is acknowledged by the Borrower and the Lenders to be $275,000,000, reducing by $35,000,000: $25,000,000 upon the sale of a 25% interest in the Rimu and Kauri Fields and, $10,000,000 upon the sale of a 25% interest in the TAWN Fields, unless and until the Borrowing Base has been redetermined pursuant to Section 2.11(b)."

            2.03 Deletion of Section 6.1(h)(ii). Section 6.1(h)(ii) which heretofore read:

            "(ii) the net mark-to-market exposure under such Hedging Agreements does not exceed $2,500,000 in the aggregate for the Borrower, its Subsidiaries, and the Partnerships," is hereby deleted from the agreement as well as only the "(i)" in the preceding sentence.

            2.04 Amendment of Section 6.4(e). Section 6.4(e) is added to the Agreement to read as follows:

            "6.4 Sale of Properties; Leasebacks....and (e) any proceeds received from the sale of Russian Oil and Gas Property Interests."

            2.05 Amendment of Section 6.15. Section 6.15 of the Agreement is hereby amended to read as follows:

            "6.15 Debt Coverage Ratio. Permit the ratio for any fiscal quarter of Cash Flow to Debt Service to be less than:

                  0.75 to 1.00 at March 31, 2002,
                  0.85 to 1.00 at June 30, 2002,
                  0.95 to 1.00 at September 30, 2002,
                  1.05 to 1.00 at December 31, 2002,
                  1.20 to 1.00 at March 31, 2003, and thereafter."

            2.06 Amendment of Section 6.18. Section 6.18 of the Agreement is hereby amended to read as follows:

            "6.18 New Subordinated Debt and Senior Subordinated Debt. Amend, extend or modify any of the terms or provisions of any documents, notes, or agreements evidencing or governing the New Subordinated Debt and the Senior Subordinated Debt or consent to any of the foregoing; or at any time following the occurrence and during the continuance of any Default or Event of Default, make any payment, whether in cash or other Property, on or with respect to the New Subordinated Debt or the Senior Subordinated Debt. The Borrower may not redeem any part of the New Subordinated Debt or Senior Subordinated Debt without the consent of the Required Lenders, except Senior Subordinated Debt may be redeemed or repurchased with the proceeds of the New Subordinated Debt in an amount not to exceed $50,000,000."

                                  ARTICLE III
                                   CONDITIONS

            The obligation of the Lenders to amend the Agreement as provided herein is subject to the fulfillment of the following conditions precedent:

            3.01  Receipt  of  Documents.   The  Lenders  shall  have  received,
reviewed, and approved the following documents and other items, appropriately executed when necessary and in form and substance satisfactory to the Lenders:

            (a) multiple counterparts of this Second Amendment, as requested by the Lender;

            (b) an amendment fee of 10 basis points (on commitments under the $275,000,000 Borrowing Base) payable to the approving Lenders at closing; and

            (c) such other agreements, documents, items, instruments, opinions, certificates, waivers, consents, and evidence as the Administrative Agent may reasonably request.

            3.02 Accuracy of Representations and Warranties. The representations and warranties contained in Article IV of the Agreement and this Second Amendment shall be true and correct.

            3.03 Matters Satisfactory to Lenders. All matters incident to the consummation of the transactions contemplated hereby shall be satisfactory to the Administrative Agent and the Lenders.

                                   ARTICLE IV
                         REPRESENTATIONS AND WARRANTIES

            The Borrower hereby expressly re-makes, in favor of the Lenders, all of the representations and warranties set forth in Article IV of the Agreement, and represents and warrants that all such representations and warranties remain true and unbreached.

                                   ARTICLE V
                                  RATIFICATION

            Each of the parties hereto does hereby adopt, ratify, and confirm the Agreement and the other Loan Documents, in all things in accordance with the terms and provisions thereof, as amended by this Second Amendment.

                                   ARTICLE VI
                                  MISCELLANEOUS

            6.01 Scope of Amendment. The scope of this Second Amendment is expressly limited to the matters addressed herein and this Second Amendment shall not operate as a waiver of any past, present, or future breach, Default, or Event of Default under the Agreement. except to the extent, if any, that any such breach, Default, or Event of Default is remedied by the effect of this Second Amendment.

            6.02 Agreement as Amended. All references to the Agreement in any document heretofore or hereafter executed in connection with the transactions contemplated in the Agreement shall be deemed to refer to the Agreement as amended by this Second Amendment.

            6.03 Parties in Interest. All provisions of this Second Amendment shall be binding upon and shall inure to the benefit of the Borrower, the Administrative Agent and the Lenders and their respective successors and assigns.

            6.04 Rights of Third Parties. All provisions herein are imposed solely and exclusively for the benefit of the Administrative Agent, the Lenders and the Borrower, and no other Person shall have standing to require satisfaction of such provisions in accordance with their terms and any or all of such provisions may be freely waived in whole or in part by the Lenders at any time if in their sole discretion it deems it advisable to do so.

            6.05 Entire agreement. This second amendment constitutes the entire agreement between the parties hereto with respect to the subject hereof and supersedes any prior agreement, whether written or oral, between such parties regarding the subject hereof. Furthermore in this regard, this second amendment, the agreement, the note, the security instruments, and the other written documents referred to in the agreement or executed in connection with or as security for the notes represent, collectively, the final agreement among the parties thereto and may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements of the parties. There are no unwritten oral agreements among the parties.

            6.06 Jurisdiction and venue. All actions or proceedings with respect to, arising directly or indirectly in connection with, out of, related to, or from this second amendment, the agreement or any other loan document may be litigated in courts having situs in harris county, texas. Each of the borrower, the administrative agent and the lenders hereby submits to the jurisdiction of any local, state, or federal court located in harris county, texas, and hereby waives any rights it may have to transfer or change the jurisdiction or venue of any litigation brought against it by the borrower, the administrative agent or the lenders in accordance with this section.


                  (Remainder of Page Intentionally Left Blank)

            IN WITNESS WHEREOF, this Second Amendment to Credit Agreement is effective upon receipt of the signatures of the Required Lenders.

                                        BORROWER:

                                        SWIFT ENERGY COMPANY



                                        By:
                                           ---------------------------------
                                                 Joe D'Amico
                                                 Executive Vice President
                                                 Chief Operating Officer




                                        By:
                                           ---------------------------------
                                                 Alton D. Heckaman, Jr.
                                                 Senior Vice President
                                                 Chief Financial Officer





Address for Notices:
Swift Energy Corporation
16825 Northchase Drive, Suite 400
Houston, Texas  77060
Attention:  Alton D. Heckaman, Jr.
Telecopy:  (281) 874-2701













                       (Signatures Continued on Next Page)

                                        ADMINISTRATIVE AGENT AND LENDER:

                                        BANK ONE, NA (Main Office Chicago)



                                        By:
                                           ---------------------------------
                                                 Charles Kingswell-Smith
                                                 First Vice President


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

910 Travis
Houston, Texas 77002

Address for Notices:

Bank One, NA
910 Travis
Houston, Texas 77002
Attention: Charles Kingswell-Smith
Telecopy:  (713) 751-3544



















                       (Signatures Continued on Next Page)

                                        LENDER:

                                        BANK OF SCOTLAND



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

565 Fifth Avenue
New York, New York 10017
Attention: Karen Workman

Address for Notices:
1021 Main Street, Suite 1370
Suite 1750
Houston, Texas 77002
Attention: Richard Butler
Telecopy: 713-651-9714

With a copy to:
Annie Glynn
565 Fifth Avenue
New York, New York 10017














                       (Signatures Continued on Next Page)

                                        LENDER:

                                        UFJ BANK



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

Park Avenue Plaza
55 East 52nd Street
New York, New York 10055
Attention: Wai Mei (Sandy) Lew

Address for Notices:
Park Avenue Plaza
55 East 52nd Street
New York, NY 10055
Attention:  C.L. Murphy
Telecopy: 212-754-2360

with a copy to:

Mr. Clyde Redford
Senior Vice President
UFJ Bank
1200 Smith Suite 2850
Houston, Texas  77002








                       (Signatures Continued on Next Page)

                                        SYNDICATION AGENT AND LENDER:

                                        CIBC INC.



                                         By:
                                            --------------------------------
                                         Printed Name:
                                                      ----------------------
                                         Title:
                                               -----------------------------



                                         By:
                                            --------------------------------
                                         Printed Name:
                                                      ----------------------
                                         Title:
                                               -----------------------------


Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

2727 Paces Ferry Road
Suite 1200
2 Paces West, Bldg. 2
Atlanta, Georgia 30339
Attention:     Kathryn McGovern
               Senior Associate

Address for Notices:
1600 Smith Street
Suite 3100
Houston, TX 77002
Attention: Mark H. Wolf
Telecopy: 713-650-2588









                       (Signatures Continued on Next Page)

                                        DOCUMENTATION AGENT AND LENDER:

                                        SOCIETE GENERALE



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

2001 Ross Avenue, Suite 4800
Dallas, Texas 75201
Attention: Stacie Row


Address for Notices:

1111 Bagby, Suite 2020
Houston, TX 77002
Attention: Mr. Cary Hughes
Telecopy: 713-650-0824
















                       (Signatures Continued on Next Page)

                                        DOCUMENTATION AGENT AND LENDER:

                                        CREDIT LYONNAIS NEW YORK BRANCH



                                        By:
                                           ----------------------------------
                                        Printed Name:
                                                     ------------------------
                                        Title:
                                              -------------------------------



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

1000 Louisiana, Suite 5360
Houston, TX 77002
Attention: John Falbo
Telecopy: 713-751-0307




                       (Signatures Continued on Next Page)

                                        SYNDICATION AGENT AND LENDER:

                                        WELLS FARGO BANK (TEXAS), NATIONAL
                                        ASSOCIATION



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

--------------------------------
--------------------------------
--------------------------------
Attention:
           ---------------------


Address for Notices:

--------------------------------
--------------------------------
--------------------------------
Attention:
           ---------------------
Telecopy:
          ----------------------











                       (Signatures Continued on Next Page)

                                        LENDER:

                                        NATEXIS BANQUES POPULAIRES




                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

--------------------------------
--------------------------------
--------------------------------
Attention:
           ---------------------


Address for Notices:

--------------------------------
--------------------------------
--------------------------------
Attention:
           ---------------------
Telecopy:
          ----------------------






                       (Signatures Continued on Next Page)

                                        LENDER:

                                        BNP PARIBAS




                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



                                        By:
                                           ---------------------------------
                                        Printed Name:
                                                     -----------------------
                                        Title:
                                              ------------------------------



Applicable Lending Office
for Floating Rate Loans and
LIBO Rate Loans:

--------------------------------
--------------------------------
--------------------------------
Attention:
           ---------------------


Address for Notices:

--------------------------------
--------------------------------
--------------------------------
Attention:
           ---------------------
Telecopy:
          ----------------------

                                   EXHIBIT 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES


                                               Years Ended December 31,                                 Three Months Ended
                                                                                                            March 31,
                                           -------------------------------------------------------     ---------------------
                                                2001               2000               1999                     2002
                                           ----------------   ---------------   ------------------     ---------------------
GROSS G&A                                       25,974,568        23,793,995           20,518,843                 6,597,763
NET G&A                                          8,186,654         5,585,487            4,497,400                 2,274,027
INTEREST EXPENSE                                12,627,022        15,968,405           14,442,815                 3,879,804
RENT EXPENSE                                     1,322,618         1,255,474            1,272,497                   426,397
NET INCOME BEFORE TAXES                        (34,192,333)       93,079,346           29,736,151                 4,674,075
CAPITALIZED INTEREST                             6,256,222         5,043,206            4,142,098                 1,395,816
DEPLETED CAPITALIZED INTEREST                      280,929           307,249              323,124                    61,331


             CALCULATED DATA
----------------------------------------

UNALLOCATED G&A (%)                                 31.52%            23.47%               21.92%                    34.47%
NON-CAPITAL RENT EXPENSE                           416,862           294,714              278,911                   146,965
1/3 NON-CAPITAL RENT EXPENSE                       138,954            98,238               92,970                    48,988
FIXED CHARGES                                   19,022,198        21,109,849           18,677,883                 5,324,608
EARNINGS                                       (21,145,428)      109,453,238           44,595,061                 8,664,198


RATIO OF EARNINGS TO FIXED CHARGES (12/11)             ---              5.18                 2.39                      1.63
                                           ================   ===============   ==================     =====================


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