Form 10-Q
period 2002-06-30
SWIFT ENERGY CO
filed 2002-08-14
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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


         Common Stock                         26,882,183 Shares
       ($.01 Par Value)                 (Outstanding at July 31, 2002)
       (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                         PAGE

         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets
                    - June 30, 2002 and December 31, 2001                               3

                    Consolidated Statements of Income
                    - For the Three-month and Six-month periods ended
                      June 30, 2002 and 2001                                            5

                    Consolidated Statements of Stockholders' Equity
                    - June 30, 2002 and December 31, 2001                               6

                    Consolidated Statements of Cash Flows
                    - For the Six-month periods ended June 30, 2002 and 2001            7

                    Notes to Consolidated Financial Statements                          8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                          17

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk         27

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                  28
         Item 2.    Changes in Securities and Use of Proceeds                        None
         Item 3.    Defaults Upon Senior Securities                                  None
         Item 4.    Submission of Matters to a Vote of Security Holders                28
         Item 5.    Other                                                              28
         Item 6.    Exhibits and Reports on Form 8-K                                   28

SIGNATURES                                                                             30

                              SWIFT ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30, 2002                December 31, 2001
                                                            ------------------------       -------------------------
                                                                    (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents                                $             11,805,821       $               2,149,086
   Accounts receivable -
     Oil and gas sales                                                    17,758,716                      14,215,189
     Associated limited partnerships
        and joint ventures                                                 4,394,632                       6,259,604
     Joint interest owners                                                 4,347,160                      11,467,461
   Other current assets                                                    4,433,366                       2,661,640
                                                            ------------------------       -------------------------
       Total Current Assets                                               42,739,695                      36,752,980
                                                            ------------------------       -------------------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                                 1,087,057,241                     974,698,428
     Unproved properties not being amortized                              71,167,746                      95,943,163
                                                            ------------------------       -------------------------
                                                                       1,158,224,987                   1,070,641,591
   Furniture, fixtures, and other equipment                                9,124,776                       8,706,414
                                                            ------------------------       -------------------------
                                                                       1,167,349,763                   1,079,348,005
   Less-Accumulated depreciation, depletion,
        and amortization                                                (476,636,788)                   (448,139,334)
                                                            ------------------------       -------------------------
                                                                         690,712,975                     631,208,671
                                                            ------------------------       -------------------------
 Other Assets:
   Deferred income taxes                                                   3,650,815                             ---
   Deferred charges                                                        9,453,453                       3,723,182
                                                            ------------------------       -------------------------
                                                                          13,104,268                       3,723,182
                                                            ------------------------       -------------------------
                                                            $            746,556,938       $             671,684,833
                                                            ========================       =========================

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30, 2002              December 31, 2001
                                                                    -----------------------    -------------------------
                                                                           (Unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued liabilities                         $            21,626,890    $              38,884,380
   Payable to associated limited partnerships                                     7,288,847                   26,573,490
   Undistributed oil and gas revenues                                             7,957,456                    7,787,465
                                                                    -----------------------    -------------------------
       Total Current Liabilities                                                 36,873,193                   73,245,335
                                                                    -----------------------    -------------------------

 Long-Term Debt                                                                 324,233,604                  258,197,128
 Deferred Income Taxes                                                           29,792,838                   27,589,650

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                                ---                          ---
   Common stock, $.01 par value, 85,000,000
     shares authorized, 27,491,666 and 25,634,598
     shares issued, and 26,881,543 and 24,795,564
     shares outstanding, respectively                                               274,917                      256,346
   Additional paid-in capital                                                   329,272,061                  296,172,820
   Treasury stock held, at cost, 610,123 and
     839,034 shares, respectively                                                (8,749,922)                 (12,032,791)
   Retained earnings                                                             34,860,247                   28,256,345
                                                                    -----------------------    -------------------------
                                                                                355,657,303                  312,652,720
                                                                    -----------------------    -------------------------

                                                                    $           746,556,938    $             671,684,833
                                                                    =======================    =========================


See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                        Consolidated Statements of Income
                                   (UNAUDITED)

                                                     Three months ended                    Six months ended
                                               ------------------------------     --------------------------------
                                                  06/30/02         06/30/01           06/30/02         06/30/01
                                               --------------   -------------     ----------------   -------------
Revenues:
  Oil and gas sales                            $   38,331,342   $  51,113,100     $     64,944,183   $ 113,808,625
  Fees from limited partnerships
    and joint ventures                                 49,498         130,432               54,123         192,988
  Interest income                                      26,531          11,514               32,293          23,853
  Gain on asset disposition                               ---             ---            7,332,668             ---
  Price-risk management and other, net                162,898       1,048,219              561,079         669,813
                                               --------------   -------------     ----------------   -------------
                                                   38,570,269      52,303,265           72,924,346     114,695,279
                                               --------------   -------------     ----------------   -------------

Costs and Expenses:
  General and administrative, net                   2,597,549       2,007,754            4,871,576       3,891,985
  Depreciation, depletion and amortization         14,341,510      14,718,912           28,302,274      28,105,698
  Oil and gas production                           10,032,445       8,979,457           19,597,852      17,937,576
  Interest expense, net                             6,079,879       3,188,242            9,959,683       5,837,990
                                               --------------   -------------     ----------------   -------------
                                                   33,051,383      28,894,365           62,731,385      55,773,249
                                               --------------   -------------     ----------------   -------------

Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle          5,518,886      23,408,900           10,192,961      58,922,030

Provision for Income Taxes                          1,934,794       8,435,954            3,589,059      21,229,431
                                               --------------   -------------     ----------------   -------------

Income Before Cumulative Effect of Change
  in Accounting Principle                           3,584,092      14,972,946            6,603,902      37,692,599

Cumulative Effect of Change in Accounting
  Principle (net of taxes)                                ---             ---                  ---         392,868
                                               --------------   -------------     ----------------   -------------

Net Income                                     $    3,584,092   $  14,972,946     $      6,603,902   $  37,299,731
                                               ==============   =============     ================   =============

Per share amounts -
  Basic:   Income Before Cumulative Effect of
             Change in Accounting Principle    $         0.13   $        0.61     $           0.26   $        1.53
           Cumulative  Effect of Change in
             Accounting Principle                         ---             ---                  ---           (0.02)
                                               --------------   -------------     ----------------   -------------
                  Net Income                   $         0.13   $        0.61     $           0.26   $        1.51
                                               ==============   =============     ================   =============

  Diluted: Income Before Cumulative Effect of
             Change in Accounting Principle    $         0.13   $        0.59     $           0.25   $        1.48
           Cumulative  Effect of Change in
             Accounting Principle                         ---             ---                  ---           (0.02)
                                               --------------   -------------     ----------------   -------------
                  Net Income                   $         0.13   $        0.59     $           0.25   $        1.46
                                               ==============   =============    =================   =============

Weighted Average Shares Outstanding                26,566,357      24,722,727           25,723,981      24,694,441
                                               ==============   =============     ================   =============

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Additional
                                          Common           Paid-In           Treasury             Retained
                                          Stock(1)         Capital             Stock              Earnings           Total
                                        -----------    ---------------    ----------------   ----------------   ---------------
 Balance, December 31, 2000             $   254,521    $   293,396,723    $    (12,101,199)  $     50,604,110   $   332,154,155
    Stock issued for benefit plans
        (11,945 shares)                          72            354,973              68,408                ---           423,453
    Stock options exercised
        (152,915 shares)                      1,529          1,942,634                 ---                ---         1,944,163
    Employee stock purchase plan
        (22,360 shares)                         224            478,490                 ---                ---           478,714
    Net income                                  ---                ---                 ---        (22,347,765)      (22,347,765)
                                        -----------    ---------------    ----------------   ----------------   ---------------
 Balance, December 31, 2001             $   256,346    $   296,172,820    $    (12,032,791)  $     28,256,345   $   312,652,720
                                        ===========    ===============    ================   ================   ===============

    Stock issued for benefit plans
        (37,709 shares)(2)                      288            609,446             127,795                ---           737,529
    Stock options exercised
        (93,469 shares)(2)                      935            849,232                 ---                ---           850,167
    Public stock offering
        (1,725,000 shares)(2)                17,250         30,469,094                 ---                ---        30,486,344
    Employee stock purchase plan
        (9,801 shares)(2)                        98            122,343                 ---                ---           122,441
    Stock issued in acquisition
        (220,000 shares)(2)                     ---          1,049,126           3,155,074                ---         4,204,200
    Net income (2)                              ---                ---                 ---          6,603,902         6,603,902
                                        -----------    ----------------   ----------------   ----------------   ---------------

 Balance, June 30, 2002 (2)             $   274,917    $   329,272,061    $     (8,749,922)  $     34,860,247   $   355,657,303
                                        ===========    ===============    ================   ================   ===============

 (1) $.01 Par Value
 (2) Unaudited

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Period Ended June 30,
                                                                     -----------------------------------------------
                                                                              2002                       2001
                                                                     ---------------------       -------------------
Cash Flows From Operating Activities:
  Net income                                                         $           6,603,902       $        37,299,731
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                   28,302,274                28,105,698
    Deferred income taxes                                                        3,585,238                20,409,538
    Gain on asset disposition                                                   (7,332,668)                      ---
    Other                                                                          577,360                   221,087
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable                                  (61,937)                 9,645,030
      Increase in accounts payable and accrued liabilities                       3,311,435                   559,932
      (Increase) Decrease in income taxes receivable                               600,000                  (211,983)
                                                                     ---------------------       -------------------

        Net Cash Provided by Operating Activities                               35,585,604                96,029,033
                                                                     ---------------------       -------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                         (102,631,965)             (161,623,837)
  Proceeds from the sale of property and equipment                               9,594,403                 2,939,760
  Net cash distributed as operator of
    oil and gas properties                                                      (6,749,977)              (16,670,709)
  Net cash received (distributed) as operator of partnerships
    and joint ventures                                                         (17,419,671)                2,087,129
  Other                                                                            195,180                   (72,322)
                                                                     ---------------------       -------------------

        Net Cash Used in Investing Activities                                 (117,012,030)             (173,339,979)
                                                                     ---------------------       -------------------

Cash Flows From Financing Activities:
  Proceeds from long-term debt                                                 200,000,000                       ---
  Net proceeds from (payments of) bank borrowings                             (134,000,000)               76,100,000
  Net proceeds from issuances of common stock                                   31,248,720                 1,320,787
  Payments of debt issuance costs                                               (6,165,559)                      ---
                                                                     ---------------------       -------------------

        Net Cash Provided by Financing Activities                               91,083,161                77,420,787
                                                                     ---------------------       -------------------

Net Increase in Cash and Cash Equivalents                                        9,656,735                   109,841

Cash and Cash Equivalents at Beginning of Period                                 2,149,086                 1,986,932
                                                                     ---------------------       -------------------

Cash and Cash Equivalents at End of Period                           $          11,805,821       $         2,096,773
                                                                     =====================       ===================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized                                                        $           5,560,282       $         5,607,962
Cash paid during period for income taxes                             $               2,500       $           221,668

Non-cash investing activity:

Issuance of common stock in acquisition                              $           4,204,200       $               ---

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

(1)  GENERAL INFORMATION

         The consolidated financial statements included herein have been prepared by Swift Energy Company and are unaudited, except for the balance sheet at December 31, 2001, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of our management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Oil and Gas Properties

         We follow the "full cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development and acquisition of oil and gas reserves are capitalized. Under the full-cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, equipment, and certain general and administrative costs directly associated with acquisition, exploration, and development activities. Interest costs related to unproved properties are also capitalized to unproved oil and gas properties. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

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

         Future development, site restoration, and dismantlement and abandonment costs, net of salvage values, are estimated property by property based on current economic conditions, and are amortized to expense as our capitalized oil and gas property costs are amortized. The vast majority of our properties are onshore, and the salvage value of the tangible equipment should offset our site restoration and dismantlement and abandonment costs.

         We compute the provision for depreciation, depletion, and amortization of oil and gas properties by the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties--including future development, site restoration, and dismantlement and abandonment costs, net of salvage value, but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. All other equipment is depreciated by the straight-line method at rates based on the estimated useful lives of the property. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


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

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


      Earnings Per Share

         Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted EPS for all periods also assumes, as of the beginning of the period, exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three-month and six-month periods ended June 30, 2002 and 2001:

                                                                   Three Months Ended June 30,
                                          ----------------------------------------------------------------------------------
                                                            2002                                       2001
                                          ----------------------------------------   ---------------------------------------
                                              Net                       Per Share        Net                      Per Share
                                             Income        Shares        Amount          Income       Shares        Amount
                                          -------------- ------------  -----------   ------------  ------------  -----------
      Basic EPS:
        Net Income Before Cumulative
          Effect of Change in  Accounting
          Principle and Share Amounts          3,584,092   26,566,357  $       .13   $ 14,972,946    24,722,727  $       .61
        Stock Options                                ---      390,804                         ---       813,891
                                          -------------- ------------                ------------  ------------
      Diluted EPS:
       Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Assumed Share
          Conversions                          3,584,092   26,957,161  $       .13   $ 14,972,946    25,536,618  $       .59
                                          -------------- ------------                ------------  ------------

                                                                         Six Months Ended June 30,
                                          ----------------------------------------------------------------------------------
                                                            2002                                       2001
                                          ----------------------------------------  ----------------------------------------
                                                Net                     Per Share        Net                      Per Share
                                              Income        Shares        Amount       Income         Shares        Amount
                                          -------------- ------------  -----------   ------------  ------------  -----------
      Basic EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Share Amounts     $    6,603,902   25,723,981  $       .26   $ 37,692,599    24,694,441         1.53
        Stock Options                                ---      422,158                         ---       832,014
                                          -------------- ------------                ------------  ------------
      Diluted EPS:
       Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Assumed Share
          Conversions                     $    6,603,902   26,146,139  $       .25   $ 37,692,599    25,526,455         1.48
                                          -------------- ------------                ------------  ------------

         Options to purchase 2.7 million shares of common stock, at an average exercise price of $17.64 were outstanding at June 30, 2002. Approximately
      1.2 million and 1.0 million options to purchase shares were not included in the computation of diluted EPS, for the three months and six months ended June 30, 2002, respectively, because the option price was greater than the average closing market price of the common shares during those periods.

      Price Risk Management Activities

         Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


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

         We have a risk management policy to use derivative instruments to protect against declines in oil and gas prices. Mainly, the purchase of protection price floors and collars. We did not elect to designate our derivatives for special hedge accounting treatment and instead are using mark-to-market accounting treatment. We adopted SFAS No. 133 effective January 1, 2001. Accordingly, we marked our open contracts at December 31, 2000 to fair value at that date resulting in a one-time net of taxes charge of $392,868, which was recorded as a Cumulative Effect of Change in Accounting Principle. During the first six months of 2002 and 2001, we recognized net losses of $19,879 and net gains of $293,774 respectively, relating to our derivative activities. Approximately $105,597 of the losses recognized in 2002 were unrealized as the contracts were still open, while $195,419 of the gains recognized in the comparative 2001 period were unrealized. This activity is recorded in "Price Risk Management and Other, net" on the accompanying statements of income.

         At June 30, 2002, we had in place certain "costless collar" financial transactions in effect through the December 2002 contract month. Such derivatives qualify for cash flow hedge accounting under SFAS No.133, as amended. We did not elect to designate our derivatives for special hedge accounting treatment. The crude oil collars cover notional volumes of 45,000 barrels of oil per month, with floor prices ranging from $20.00 to $21.00 per barrel and ceiling prices ranging from $27.52 to $27.65 per barrel, plus 60% participation by the Company in prices realized above these ceilings. The natural gas collars cover notional volumes of 280,000 MMBtu per month, with floor prices ranging from $2.50 to $2.75 per MMBtu and ceiling prices ranging from $4.21 to $4.55 per MMBtu, also with 60% participation by the Company in prices realized above these ceilings. The fair value of our "costless collar" transactions was a liability of $79,440 for the crude oil collars and a liability of $26,157 for the natural gas collars at June 30, 2002.

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

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


(3)   LONG-TERM DEBT

         Our long-term debt as of June 30, 2002 and December 31, 2001, is as follows (in thousands):

                                        June 30,                 December 31,
                                         2002                       2001
                                  -----------------        -------------------
       Bank Borrowings            $             ---        $           134,000
       Senior Notes due 2009                124,234                    124,197
       Senior Notes due 2012                200,000                        ---
                                  -----------------        -------------------
                 Long-Term debt   $         324,234        $           258,197
                                  ------------------       -------------------

         The unamortized discount on the Senior Notes due 2009 was approximately
      $766  and  $803   thousand  at  June  30,  2002  and   December  31,  2001
      respectively.

      Bank Borrowings

         Under our $300.0 million credit facility with a syndicate of nine banks, at June 30, 2002 we had no outstanding borrowings and at year-end 2001 outstanding borrowings of $134.0 million. At June 30, 2002, the credit facility consisted of a $300.0 million secured revolving line of credit with a $195.0 million borrowing base. The interest rate is either
      (a) the lead bank's prime rate (4.75 % at June 30, 2002) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Our credit facility extends until October 1, 2005.

         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of Company stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two active New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reconfirmed on April 5, 2002 with the same $275.0 million borrowing base. The next scheduled borrowing base review is November 2002. Upon closing of our $200.0 million senior subordinated notes offering, on April 12, 2002, our borrowing base was reduced by $80.0 million, or 40% of the notes offering, to $195.0 million.

      Senior Notes Due 2009

         Our Senior Notes due 2009 at June 30, 2002, consist of $125,000,000 of 10.25% Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on February 1 and August 1. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


      principal, declining to 100% in 2007. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to thedate of purchase. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

      Senior Notes Due 2012

         Our Senior Notes due 2012 at June 30, 2002,  consist of $200,000,000 of
      9.375 % Senior Subordinated Notes due 2012. The Senior Notes were issued on April 11, 2002 and will mature on May 1, 2012. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on May 1 and November 1, with the first interest payment on November 1, 2002. On or after May 1, 2007, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 104.688% of principal, declining to 100% in 2010. In addition, prior to May 1, 2005, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 109.375% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

(4)   STOCKHOLDERS' EQUITY

         In March 2002, we issued 220,000 shares of our common stock, along with cash consideration as a closing date adjustment, to acquire all of the New Zealand assets of Antrim Oil and Gas Limited ("Antrim"). These 220,000 shares, with a fair market value of $4.2 million, were issued from our treasury shares, and resulted in an increase to paid-in capital of $1.0 million and a decrease in the value of our treasury stock of $3.2 million. In April 2002, we issued 1,725,000 shares of common stock in a public offering, at a price of $18.25 per share. Gross proceeds from this offering were $31,481,250, with issuance costs of $994,906.

(5)   NEW ZEALAND ACTIVITIES

         Our activity in New Zealand began in 1995. As of June 30, 2001, our permit 38719, which we operate, included approximately 49,800 acres in the Taranaki Basin of New Zealand's North Island. This acreage includes our Rimu and Kauri areas as well as our Tawa and Matai prospects.

         We expanded our operation in New Zealand in January 2002 with our purchase of Southern Petroleum (NZ) Exploration, Limited, from Shell New Zealand, through which we acquired interests in four fields and significant infrastructure assets.

         In March 2002, we completed the acquisition of all of the New Zealand assets of Antrim. These assets include a 5% working interest in the Swift-operated permit 38719, increasing the Company's interest in this permit to 95%. An additional 7.5% interest was also acquired in permit 38716, increasing the Company's interest to 15%.

         As of June 30,  2002,  our  gross  investment  in New  Zealand  totaled approximately $150.3 million. Approximately $124.1 million of our investment costs have been included in the proved properties portion of our oil and gas properties while $26.2 million is included as unproved properties.

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


         In August 2002 we were awarded two additional onshore permits, permits 38756 and 38759. These permits include approximately 8,100 and 20,400 gross acres, respectively, in proximity to our permit 38719.

         Rimu Area. Early in 2002, we were awarded petroleum mining permit 38151 by the New Zealand Ministry for Economic Development for the development of the Rimu discovery over an approximately 5,500 acre area for a primary term of 30 years. We plan to add up to three drilling pads in the permit area, for a total of five pads, with each able to handle multiple wells.

         Nine additional wells are currently planned within the mining permit, one gas injection well and eight development wells targeting the Upper Tariki and Lower Tariki sandstones and the Upper Rimu limestone. During the first quarter of 2002, the Rimu-A2 sidetrack was successfully completed and recently underwent fracture stimulation. The Rimu-B3 development well was also sidetracked in early 2002 but was unsuccessful.

         Kauri Area. The Kauri-A3 development well was drilled and is currently awaiting long-term production testing. The Kauri-A4 exploratory well began drilling in June 2002 and is targeting the Kauri, Tariki and Kapuni sands.

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

         The properties are collectively identified as the TAWN properties, an acronym derived from the first letters of the field names - the Tariki Field (PML 38138), the Ahuroa Field (PML 38139), the Waihapa Field (PML 38140), and the Ngaere Field (PML 38141). The four fields include 17 wells where the purchaser of gas, Contact Energy, has contracted to take minimum quantities and can call for higher production levels (which occurred during the first quarter of 2002) to meet electrical demand in New Zealand.

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

         We have a service agreement with the owner of the Omata Tank Farm to utilize the blending, storage, and export capabilities of the facility. The operator of the facility provides services for a fixed fee per barrel received and other variable costs as required by the agreement. Under the terms of the agreement, crude oil produced from the Rimu/Kauri area has access to the Omata Tank Farm.

         Our contract with Shell Petroleum Mining (SPM), which purchases all of our New Zealand crude oil production, runs through the end of 2002 and may be renewed for an additional year at our request. The delivery point for our crude oil sales is the ship's flange. SPM and the Omata Tank Farm coordinate logistical issues for shipments, and thus SPM's decisions regarding sales from the Omata Tank Farm can affect the timing of sales of that portion of our production.

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


         Rimu Production Station. We completed construction on the Rimu Production Station ("RPS") during the first quarter and production was processed through this facilitybeginning in the second quarter of 2002. Our oil production processed through the RPS is transported to our WPS facility and then sent by pipeline to the Omata Tank Farm. Our natural gas production processed through the RPS is sold to Genesis Power Ltd. under a long-term contract. Natural gas prices are substantially lower in New Zealand, as compared to domestic prices, due to the abundance of hydro-electric power plants in New Zealand.

(6)   SEGMENT INFORMATION

         Below is a summary of financial information by country.

                                                                          Three Months Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                                2002                                         2001
                                              -----------------------------------------    ----------------------------------------
                                                                New                                          New
                                                Domestic      Zealand          Total         Domestic      Zealand         Total
                                              ------------  ------------  -------------    ------------  -----------  -------------
Oil and gas sales                             $ 31,273,908  $  7,057,434  $  38,331,342    $ 50,291,707  $   821,393  $  51,113,100

Costs and Expenses:
    Depreciation, depletion and amortization    11,852,659     2,488,851     14,341,510      14,655,361       63,551     14,718,912
    Oil and gas production                       7,937,289     2,095,156     10,032,445       8,911,406       68,051      8,979,457

Income from oil and gas operations            $ 11,483,960  $  2,473,427  $  13,957,387    $ 26,724,940  $   689,791  $  27,414,731


                                                                            Six Months Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                               2002                                           2001
                                              -----------------------------------------    ----------------------------------------
                                                                New                                         New
                                                Domestic      Zealand         Total          Domestic      Zealand          Total
                                              ------------  ------------  -------------    ------------  -----------  -------------

Oil and gas sales                             $ 53,747,288  $ 11,196,895  $  64,944,183    $112,987,232  $   821,393  $ 113,808,625

Costs and Expenses:
    Depreciation, depletion and amortization    24,013,954     4,288,320     28,302,274      28,040,838       64,860     28,105,698
    Oil and gas production                      16,697,156     2,900,696     19,597,852      17,869,525       68,051     17,937,576

Income from oil and gas operations            $ 13,036,178  $  4,007,879  $  17,044,057    $ 67,076,869  $   688,482  $  67,765,351

Property, Plant and Equipment, net            $544,996,156  $145,716,819  $ 690,712,975    $611,228,300  $53,169,369  $ 664,397,669


(7)   ACQUISITIONS

         Through our subsidiary, Swift Energy New Zealand Limited ("SENZ"), we acquired Southern Petroleum (NZ) Exploration Limited ("Southern NZ") in January 2002 for approximately $51.6 million in cash. Southern NZ was an affiliate of Shell New Zealand and owns interests in four onshore producing oil and gas fields, hydrocarbon processing facilities, and pipelines connecting the fields and facilities to export terminals and markets. This acquisition was accounted for by the purchase method of accounting. In conjunction with the TAWN acquisition, we granted Shell New Zealand a short-term option to acquire an undivided

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

      25% interest in our permit 38719, which includes our Rimu and Kauri areas and the Rimu Production Station. This option was not exercised and expired on May 15, 2002.

         In March 2002, we purchased through our subsidiary, SENZ, all of the New Zealand assets owned by Antrim for 220,000 shares of Swift Energy common stock and an effective date adjustment of approximately $0.5 million. Antrim owned a 5% interest in permit 38719 and a 7.5% interest in permit 38716.

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

      CRITICAL ACCOUNTING POLICIES

         For a discussion of our critical accounting policies, see Note 2 in the "Notes to Consolidated Financial Statements" section of this report. The policies identified are those relating to oil and gas properties, the full cost ceiling test, the use of estimates and price-risk management activities.

      RELATED-PARTY TRANSACTIONS

         We are the operator of a number of properties owned by our affiliated limited partnerships and joint ventures and, accordingly, charge these entities and third-party joint interest owners operating fees. The operating fees charged to the partnerships in the first six months of 2002 and 2001 were $0.2 million and $0.5 million, respectively. We are also reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled $0.8 million and $1.7 million in the first six months of 2002 and 2001, respectively.

      CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         Our contractual commitments for the next three and one half years and thereafter as of June 30, 2002 are as follows:

                                              2002        2003          2004           2005         Thereafter         Total
                                              ----        ----          ----           ----         ----------         -----
Non-cancelable operating lease
  commitments                               $ 696,547  $ 1,480,092   $1,492,268    $   284,711   $            --  $     3,953,618
Senior Subordinated Notes due 2009 (2)             --           --           --             --       125,000,000      125,000,000
Senior Subordinated Notes due 2012 (2)             --           --           --             --       200,000,000      200,000,000
Credit Facility which expires in
  October 2005 (1)                                 --           --           --             --                --               --
                                            ---------  -----------   -----------   -----------   ---------------  ---------------
                                            $ 696,547  $ 1,480,092   $ 1,492,268   $   284,711   $   325,000,000  $   328,953,618
                                            =========  ===========   ===========   ===========   ===============  ===============

         (1) There were no borrowings on the credit facility at June 30, 2002 or July 31, 2002. There was however a $0.8 million standby letter of credit outstanding under this facility.
         (2) These amounts do not include the interest obligation, which is paid semiannually.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

         LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2002, we principally relied upon our internally generated cash flows of $35.6 million, net proceeds from the issuance of long-term debt of $195.0 million and net proceeds from our public stock offering of $30.5 million, less the re-payment of bank borrowings of $134.0 million, to fund capital expenditures of $102.6 million.

         During 2001, we primarily relied upon internally generated cash flows of $96.0 million and bank borrowings of $76.1 million to fund capital expenditures of $161.6 million.

         Net Cash Provided by Operating Activities. For the first six months of 2002, net cash provided by our operating activities was $35.6 million, representing a 63% decrease as compared to $96.0 million during the first six months of 2001. The $60.4 million decrease was primarily due to a decrease of $48.9 million in oil and gas sales in the 2002 period, due to lower commodity prices, plus a $4.1 million increase in interest expense due to higher debt balances in the 2002 period.

         Existing Credit Facility. We had $134.0 million in outstanding borrowings under our credit facility at December 31, 2001, and no outstanding borrowings at June 30, 2002. At June 30, 2002, our credit facility consisted of a $300.0 million revolving line of credit with a $195.0 million borrowing base. The borrowing base is re-determined at least every six months with the next review in November 2002. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are currently in compliance with the provisions of this agreement. The borrowing base was last reconfirmed on April 5, 2002 with a $275.0 million borrowing base. Pursuant to the terms of our credit facility, upon closing of our $200.0 million Senior Subordinated Notes offering, on April 11, 2002, our bank borrowing base was reduced by $80.0 million, or 40% of the notes offering, to $195.0 million. Proceeds from this Notes offering, along with proceeds from our common stock offering as described in Notes 3 and 4 ("Long-Term Debt" and "Stockholder's Equity") were used to repay all outstanding indebtedness under our credit facility.

         Debt Maturities. Our credit facility extends until October 1, 2005. Our $125.0 million senior notes mature August 1, 2009 and our $200.0 million senior notes mature May 1, 2012. Although carrying a higher interest rate than our credit facility, our $200.0 million senior notes effectively match long-term debt with the recently acquired long-life assets of the Lake Washington Field, the Rimu Production Station and the TAWN properties. These properties were previously financed through our short-term credit facility.

         Working Capital. Our working capital increased from a working capital deficit of $36.5 million at December 31, 2001, to a surplus of $5.9 million at June 30, 2002. This was primarily caused by a reduction in our payable to associated limited partnerships and reductions in accrued liabilities due to a decrease in our capital drilling activities. Substantial partnership property sales closed prior to December 31, 2001, resulting in a large associated payable to partners. The payments to partners occurred during the first quarter of 2002, thus significantly reducing the payable to associated limited partnerships for periods subsequent to December 31, 2001.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Capital Expenditures. During the first six months of 2002, we used $102.6 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

         Domestic Activities of $26.5 million as follows:

         o    $20.5   million  for  drilling   costs,   both   development   and
              exploratory;

         o $5.1 million of domestic prospect costs, principally prospect leasehold, seismic and geological costs of unproved prospects;

         o    $0.6 million on property, plant and equipment;

         o    $0.2 million of producing property acquisitions; and

         o $0.1 million spent primarily for computer equipment, software, furniture and fixtures.


         New Zealand Activities of $76.1 million as follows:

         o $53.3 million for property acquisitions comprised of approximately $52.1 million for the TAWN acquisition and approximately $1.3 million for the Antrim acquisition (excluding the value of common stock issued in the Antrim acquisition);

         o    $11.3   million  for  drilling   costs,   both   development   and
              exploratory;

         o    $9.0 million for the construction of production facilities;

         o $2.2 million on prospect costs, principally seismic and geological costs; and

         o    $0.3 million for fixed assets.


         For the second half of 2002, we expect to make capital expenditures of approximately $40 to $56 million (depending on the level and costs of actual drilling activities and on commodity prices), including investments in all areas in which investments were made during the first six months of the year, excluding acquisitions, as described above. We currently estimate total capital expenditures for 2002 to be between $143 to $159 million, a decrease from 2001 capital expenditures of $275.1 million. We anticipate that 2002's internally generated cash flows together with our available bank borrowings, will be sufficient to finance our currently budgeted remaining 2002 capital expenditures. We may increase our drilling budget if market prices, which we cannot predict, improve in the second half of the year.

         We drilled or participated in drilling 13 domestic wells in the first six months of 2002, made up of 11 in the Lake Washington area, one in the Grand Lake area and one non-operated well in San Jacinto County, Texas. Nine were development wells, seven of which were successful. Four exploratory wells were drilled, one was successful. In New Zealand the Rimu-A2 sidetrack was successfully completed and recently underwent fracture stimulation, while the Rimu-B3 sidetrack completed drilling but was unsuccessful. The Kauri-A3 was drilled and is currently awaiting long-term production testing of the Manutahi

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      sandstone.  The  Kauri-A4,  which has  multiple  objectives  in the Kauri,
      Tariki and Kapuni sands, began drilling in June and will take approximately 100 days to drill and assess. The Huinga-1B, a non-operated exploratory well in which Swift owns a 15% working interest, was completed and will undergo production testing. For the remaining six months of 2002, we anticipate drilling or participating in the drilling of an additional 15 domestic development wells, primarily in the Lake Washington area. In New Zealand, we plan to drill one additional development well during the remainder of 2002.

         Currently, our 2002 capital expenditures are focused on developing and producing long-lived oil reserves in Lake Washington and in the Rimu/Kauri area in New Zealand. With this focus, we expect our 2002 total production to increase by 10% to 16% over 2001 levels primarily from these areas as well as our TAWN acquisition, while we expect production in our other core areas to decrease as no new drilling is currently budgeted to offset the natural production decline of these properties. This drilling focus will help add long-lived oil reserves, and along with the TAWN acquisition, will help develop an overall flatter production decline curve which should extend our average reserve life and emphasize the balancing of our reserves between oil and gas, while strengthening the production from our two newest core areas.

      RESULTS OF OPERATIONS - Three Months Ended June 30, 2002 and 2001

         Revenues. Our revenues decreased 26% to $38.6 million during the second quarter of 2002, as compared to revenues of $52.3 million for the same period in 2001. This decrease was primarily from reductions in our oil and gas sales that resulted from the 44% decrease in domestic gas prices received and the 19% decrease in oil prices received. Partially offsetting the decrease in commodity prices received was the effect of an increase in production from our New Zealand and Lake Washington activities

         Oil and Gas Sales. Our oil and gas sales decreased 25% to $38.3 million in the second quarter of 2002, compared to $51.1 million for the comparable period in 2001. Our natural gas production decreased 6%, while our oil production increased 45%, resulting in a 13% or 1.4 Bcfe increase in equivalent volumes produced compared to production in the same period in 2001. Our average price on a Mcfe basis, however, decreased 33% comparing the two periods. The increase in production during the 2002 period is primarily from our New Zealand and Lake Washington activities.

         This $12.8 million decrease in oil and gas sales during the second quarter of 2002 resulted from price and volume variances. The components of our sales decrease were:

         o Price variances, which led to an unfavorable variance of $18.8 million, with $13.7 million of the decrease coming from the 44% decrease in average gas prices received, and $5.1 million of the decrease due to the 19% lower average oil prices received; and

         o Volume variances, which had a $6.0 million favorable impact on sales, with an $8.1 million increase coming from the 312 MBbl increase in oil sales volumes, offset by a decrease of $2.1 million from the 0.5 Bcfe decrease in gas sales volumes.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our core areas and on a total basis for the second quarter periods of 2002 and 2001. Natural gas accounted for 53% of total production volumes during the second quarter 2002 as compared to 63% in the 2001 period.

                                           Three Months Ended June 30,
                                           ---------------------------
       Area                    Revenues (In Millions)   Net Sales Volumes (Bcfe)
       ----                    ----------------------   ------------------------
                                    2002         2001       2002            2001
                               ---------     --------   --------      ----------
    AWP Olmos                      $ 9.0        $15.9        2.5             3.2
    Brookeland                       3.5          8.4        1.2             1.9
    Lake Washington                  4.6          1.7        1.1             0.4
    Masters Creek                    9.3         16.9        2.6             3.7
    Other                            4.8          7.4        1.5             1.9
                               ---------     --------   --------      ----------
             Total Domestic        $31.2        $50.3        8.9            11.1
    Rimu/Kauri                       1.1          0.8        0.3             0.2
    TAWN                             6.0          ---        3.5             ---
                               ---------     --------   --------      ----------
           Total New Zealand       $ 7.1        $ 0.8        3.8             0.2
                               ---------     --------   --------      ----------
          Total                    $38.3        $51.1       12.7            11.3


         Our second quarter of 2002 drilling efforts have focused on Lake Washington and New Zealand. With our acquisition of the TAWN assets on January 25, 2002, New Zealand production has increased significantly and was approximately 30% of total production for the quarter.

         The following table provides additional information regarding our oil and gas sales:

                                                 Net Sales Volume       Average Sales Price
                                                 ----------------       --------------------
                                          Oil and                        Oil and
                                         Condensate    Gas    Combined  Condensate     Gas
                                           (MBbl)     (Bcf)    (Bcfe)     (Bbl)       (Mcf)
                                         ----------  -------  --------  ----------  --------
      2001
      ----
      Three Months Ended June 30:
           Domestic                             655      7.1      11.1      $26.22     $4.66
           New Zealand                           36      ---       0.2      $23.05       ---
                                         ----------  -------  --------  ----------  --------
                 Total                          691      7.1      11.3      $26.05     $4.66

      2002
      ----
      Three Months Ended June 30:
           Domestic                             848      3.8       8.9      $21.07     $3.53
           New Zealand                          154      2.9       3.8      $20.48     $1.36
                                         ----------  -------  --------  ----------  --------
                 Total                        1,002      6.7      12.7      $20.97     $2.60

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         In the table above, for the second quarter of 2002, natural gas liquids have been combined with oil and condensate for reporting purposes. The natural gas liquids production for the three month 2002 period was 330 MBbls, at an average price of $12.52 per barrel.

         Price-Risk Management. During the second quarter of 2002 we recognized net losses of $105,597 relating to our derivative activities, as compared to net gains of $887,436 in the 2001 period. All of the net losses recognized in the second quarter of 2002 were unrealized, while $195,419 of the gains recognized in the comparative 2001 period were unrealized. This activity is recorded in "Price Risk Management and Other, net" on the accompanying statements of income.

         Costs and Expenses. Our expenses for the second quarter of 2002 increased $4.2 million, or 14% when compared to the same period in 2001. The majority of this increase resulted from the January 25, 2002 TAWN acquisition and increases in overall operating activity in New Zealand.

         Our general and administrative expenses for the second quarter of 2002 increased $0.6 million, or 29%, when compared to the same period in 2001. Our general and administrative expenses per Mcfe produced also increased $0.02 per Mcfe, or 11% during the second quarter of 2002. Such increases reflect additional costs as our activities increased in New Zealand.

         Depreciation, depletion and amortization (DD&A) of our assets, decreased approximately $0.4 million, or 3%, for the second quarter of 2002. Domestically, DD&A decreased $2.8 million due to decreased production in the 2002 period and to the domestic write-down of oil and gas properties in the fourth quarter of 2001, which decreased our depletable oil and gas property base. In New Zealand, production and the depletable oil and gas property base both increased in the 2002 period primarily due to the TAWN acquisition. Our overall DD&A rate per Mcfe of production decreased to $1.13 per Mcfe in the second quarter of 2002 from $1.31 per Mcfe in the same 2001 period.

         Our production costs increased by $1.1 million, or 12%, due to $2.1 million of production costs in our New Zealand operations that were not present in the 2001 period, partially offset by domestic production cost decreases of $1.0 million due to decreased production in the 2002 period. Our combined production cost per Mcfe decreased by $0.01 per Mcfe, to $0.79 in the second quarter of 2002, from $0.80 per Mcfe in the same 2001 period.

         Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.9 million in the second quarter of 2002, compared to $1.5 million in the same 2001 period. This decrease is due to a decrease in bank borrowings as proceeds from the senior notes and common stock offerings in the second quarter of 2002 were applied against the credit facility. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, was the same in the second quarter of 2002 and 2001, totaling $3.3 million in each period. Interest expense on our senior notes due 2012, including amortization of debt issuance costs was $4.0 million in the second quarter of 2002. The senior notes due 2012 were issued in the second quarter of 2002 and no comparable expense was present in the 2001 period. Thus, total interest charges for the second quarter of 2002 were $8.2 million, of which $2.1 million was capitalized, compared to the 2001 total of $4.8 million, of which $1.6 million was capitalized. The capitalized portion of interest is related to our unproved properties.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Net Income. Our net income for the second quarter of 2002 of $3.6 million was 76% lower than net income of $15.0 million in the second quarter of 2001. This decrease primarily reflected the effect of the reduction in oil and gas sales received in the 2002 period, and increased costs, as discussed above. Basic EPS of $0.13 for the second quarter of 2002 was 78% lower than Basic EPS of $0.61 in the 2001 period.

      RESULTS OF OPERATIONS - Six Months Ended June 30, 2002 and 2001

         Revenues. Our revenues decreased 36% to $72.9 million during the first six months of 2002, as compared to revenues of $114.7 million for the same period in 2001. This decrease was primarily from reductions in our oil and gas sales that resulted from the 62% decrease in domestic gas prices received and the 31% decrease in oil prices received. Partially offsetting the decrease in commodity prices received was the effect of an increase in production from our New Zealand and Lake Washington activities

         Oil and Gas Sales. Our oil and gas sales decreased 43% to $64.9 million in the first six months of 2002, compared to $113.8 million for the comparable period in 2001. Our natural gas production decreased 4%, while our oil production increased 50%, resulting in an 16% or 3.4 Bcfe increase in equivalent volumes produced compared to production in the same period in 2001. Our average price on a Mcfe basis, however, decreased 51% comparing the two periods. The increase in production during the 2002 period is primarily from our New Zealand and Lake Washington activities.

         This $48.9 million decrease in oil and gas sales during the first six months of 2002 resulted from price and volume variances. The components of our sales decrease were:

         o Price variances, which led to an decrease in sales of $63.3 million, with $47.4 million of the decrease coming from the 62% decrease in average gas prices received, and by a $15.9 million decrease due to 31% lower average oil prices received; and

         o Volume variances, which had a $14.4 million favorable impact on sales, with $17.5 million of the increase coming from the 652 MBbl increase in oil sales volumes, offset by a decrease of $3.1 million from the 0.5 Bcfe decrease in gas sales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our core areas and on a total basis for the six month periods of 2002 and 2001. Natural gas accounted for 53% of total production volumes during the first six months of 2002 as compared to 64% in 2001.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                                                        Six Months Ended June 30,
                                                        -------------------------
             Area                            Revenues (In Millions)   Net Sales Volumes (Bcfe)
             ----                        --------------------------   -------------------------
                                                2002           2001           2002         2001
                                                ----           ----           ----         ----
         AWP Olmos                            $ 16.2        $  38.6            5.6          6.5
         Brookeland                              5.6           15.3            2.4          3.0
         Lake Washington                         6.9            2.4            1.9          0.6
         Masters Creek                          17.4           37.1            5.9          7.3
         Other                                   7.6           19.6            2.7          4.0
                                         -----------   -------------  ------------- -----------
                   Total Domestic             $ 53.7        $ 113.0           18.5         21.4
         Rimu/Kauri                              1.1            0.8            0.4          0.2
         TAWN                                   10.1            ---            6.1          ---
                                         ------------  -------------  ------------- -----------
                  Total New Zealand           $ 11.2          $ 0.8            6.5          0.2
                                         ------------  -------------  ------------- -----------
              Total                           $ 64.9        $ 113.8           25.0         21.6

         Our first half of 2002 drilling efforts have focused on Lake Washington and New Zealand. With our acquisition of the TAWN assets on January 25, 2002, New Zealand production has increased significantly and was approximately 26% of total production for the period.

         The following table provides additional information regarding our oil and gas sales:

                                                   Net Sales Volume            Average Sales Price
                                                   ---------------             -------------------
                                           Oil and                             Oil and
                                         Condensate     Gas      Combined     Condensate      Gas
                                            (MBbl)     (Bcf)      (Bcfe)        (Bbl)        (Mcf)
                                         ----------  ---------  ----------   ------------   ---------
      2001
      ----
      Six Months Ended June 30:
           Domestic                           1,258       13.8        21.4         $26.90       $5.73
           New Zealand                           36        ---         0.2         $23.05         ---
                                         ----------  ---------  ----------   -------------  ---------
                 Total                        1,294       13.8        21.6         $26.79       $5.73

      2002
      ----
      Six Months Ended June 30:
           Domestic                           1,681        8.5        18.5         $18.59       $2.65
           New Zealand                          265        4.8         6.5         $18.72       $1.30
                                         ----------  ---------  ----------   ------------  ----------
                 Total                        1,946       13.3        25.0         $18.61       $2.16

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         In the table above, for the first half of 2002, natural gas liquids have been combined with oil and condensate for reporting purposes. The natural gas liquids production for the first half 2002 period was 679 MBbls, at an average price of $11.60 per barrel.

         Price-Risk Management. During the first half of 2002 we recognized net losses of $19,879 relating to our derivative activities, as compared to net gains of $293,744 in the 2001 period. There were $105,597 of losses recognized in the first half of 2002 were unrealized, while $195,419 of the gains recognized in the comparative 2001 period were unrealized. This activity is recorded in "Price Risk Management and Other, net" on the accompanying statements of income.

         Costs and Expenses. Our expenses for the first half of 2002 increased $7.0 million, or 12% when compared to the same period in 2001. The majority of this increase resulted from the January 25, 2002 TAWN acquisition and increases in overall operating activity in New Zealand.

         Our general and administrative expenses for the first half of 2002 increased $1.0 million, or 25%, when compared to the same period in 2001. Our general and administrative expenses per Mcfe produced also increased
      $0.02 per Mcfe, or 11% during the first half of 2002. Such increases reflect additional costs as our activities increased in New Zealand.

         Depreciation, depletion and amortization (DD&A) of our assets, increased approximately $0.2 million, or 1%, for the first half of 2002. Domestically, DD&A decreased $4.0 million due to decreased production in the 2002 period and to the domestic write-down of oil and gas properties in the fourth quarter of 2001, which decreased our depletable oil and gas property base. In New Zealand, production and the depletable oil and gas property base both increased in the 2002 period due primarily to the TAWN acquisition. Our overall DD&A rate per Mcfe of production decreased to $1.13 per Mcfe in the first half of 2002 from $1.30 per Mcfe in the same 2001 period.

         Our production costs increased by $1.7 million, or 9%, due to $2.8 million of production costs in our New Zealand operations that were not present in the 2001 period, partially offset by domestic production cost decreases of $1.1 million due to decreased production in the 2002 period. Our combined production cost per Mcfe decreased by $0.04 per Mcfe, to $0.79 in the first half of 2002, from $0.83 per Mcfe in the same 2001 period.

         Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $2.9 million in the first half of 2002, compared to $2.3 million in the same 2001 period. The increase is due to an increase in bank borrowings in 2001 and the first quarter of 2002 to partly fund capital expenditures. Proceeds from the senior notes and common stock offering in the second quarter of 2002 were applied against the credit facility and the bank borrowings balance at June 30, 2002 was zero. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, was $6.6 million in the first half of 2002 and $6.5 million in the same 2001 period. Interest expense on our senior notes due 2012, including amortization of debt issuance costs was $4.0 million in the first half of 2002. The senior notes due 2012 were issued in the second quarter of 2002 and no comparable expense was present in the 2001 period. Thus, total interest charges for the first half of 2002 were $13.5 million, of which $3.5 million was capitalized, compared to the 2001 total of $8.8 million, of which $3.0 million was capitalized. The capitalized portion of interest is related to our unproved properties.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Net Income. Our net income for the first half of 2002 of $6.6 million was 82% lower than net income of $37.3 million in the first half of 2001. This decrease primarily reflected the effect of the reduction in oil and gas sales received in the 2002 period, and increased costs, as discussed above. Basic EPS of $0.26 for the first half of 2002 was 83% lower than Basic EPS of $1.51 in the 2001 period.

                           Forward Looking Statements

         The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements may pertain to, among other things, financial results, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "future," "estimate," "expect," "budget," "predict," "anticipate," "projected," "should," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions, upon current market conditions, and upon engineering and geologic information available at this time, and is subject to change and to a number of risks and uncertainties, and therefore, actual results may differ materially. Among the factors that could cause actual results to differ materially are: volatility in oil and gas prices; fluctuations of the prices received or demand for our oil and natural gas; the uncertainty of drilling results and reserve estimates; operating hazards; requirements for capital; general economic conditions; changes in geologic or engineering information; changes in market conditions; competition and government regulations; as well as the risks and uncertainties discussed herein, and set forth from time to time in our other public reports, filings and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

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

         o Price Floors - During the first six months of 2002 we recognized net gains of $85,718 relating to price floors all of which was realized. This activity is recorded in Price Risk Management and Other, net on the accompanying statements of income.

         o Costless Collars - At June 30, 2002 we had in place certain "costless collar" financial transactions in effect through the December 2002 contract month. The crude oil collars cover notional volumes of 45,000 barrels of oil per month, with floor prices ranging from $20.00 to $21.00 per barrel and ceiling prices ranging from $27.52 to $27.65 per barrel, plus 60% participation by the Company in prices realized above the ceiling. The natural gas collars cover notional volumes of 280,000 MMBtu per month, with floor prices ranging from $2.50 to $2.75 per MMBtu and ceiling prices ranging from $4.21 to $4.55 per MMBtu, also with 60% participation by the Company in prices realized above these ceilings. The fair value of our "costless collar" transactions was a liability of $79,440 for the crude oil collars and liability of $26,157 for the natural gas collars at June 30, 2002.

         o New Zealand Gas Contracts - All of our gas production in New Zealand is sold under long-term, fixed-price contracts. These contracts protect against price volatility, and our revenue from these contracts will vary only due to production fluctuations and foreign exchange ratios.

      Customer Credit Risk

         The Company is exposed to the risk of financial non-performance by customers. Our ability to collect on sales to our customers is dependent on the liquidity of our customer base.

         To manage customer credit risk the Company monitors credit ratings of customers, seeks letters of credit and parent guarantee protection, and seeks to minimize exposure to any one customer where other customers are readily available. Due to availability of other purchasers, we do not believe the loss of any single oil or gas customer would materially affect our revenues.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

           No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company's business.

Item 2.    Changes in Securities and Use of Proceeds - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders -

Our annual meeting of shareholders was held on May 14, 2002. At the record date, 25,934,476 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting. At the annual meeting, two nominees were elected to serve as Directors of Swift for three year terms to expire at the 2005 annual meeting of shareholders:

                                           FOR         AGAINST       ABSTENTIONS
                                           ---         -------       -----------
           NOMINEES FOR DIRECTORS

           Virgil N. Swift              22,957,728     324,917           ---
           G. Robert Evans              22,910,054     372,591           ---

The terms of Directors Clyde W. Smith, Jr. and Terry E. Swift expire at the 2003 annual meeting and the terms of A. Earl Swift, Henry C. Montgomery and Harold H. Withrow expire at the 2004 annual meeting.

Item 5.    Other Information -

The Swift Energy Company Board of Directors appointed Raymond E. Galvin to serve on the Company's Board of Directors effective August 5, 2002. Mr. Galvin served until February 1997 as President of Chevron U.S.A. Production Co., and as a director and vice president of Chevron Corporation, and began his career with Gulf Oil Corp. in 1953.

Item 6.    Exhibits & Reports on Form 8-K -

    (a) Documents filed as part of the report

        (3) Exhibits

            12   Swift Energy Company Ratio of Earnings to Fixed Charges.

            99.1 Certification  of Chief  Executive  Officer and Chief Financial
                 Officer  Pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                 2002

    (b) Reports on Form 8-K filed during the quarter ended June 30, 2002, which are incorporated herein by reference:

                 1. On April 9, 2002, the Company filed a Current Report on Form
                    8-K that reported under Item 5, "Other Events," that the Company entered into an Underwriting Agreement with Credit Suisse First

                    Boston ("CSFB") covering the proposed issuance and sale to CSFB of 1.5 million shares of its common stock at $17.75 per share and at the option of CSFB, an aggregate of not more than 225,000 additional shares at $17.75 per share.
                 2. On April 11,  2002,  the Company  filed a Current  Report on
                    Form 8-K that reported under Item 5, "Other Events," that the Company entered into an underwriting agreement with Credit Suisse First Boston Corporation, covering the proposed issuance of $200 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2012.
                 3. On June 12, 2002, the Company filed a Current Report on Form
                    8-K that reported under Item 4, "Changes in Registrant's Certifying Accountant," that the Board of Directors of the Company approved the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002, to replace Arthur Andersen LLP as the Company's independent auditors effective as of June 12, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SWIFT ENERGY COMPANY


                                  (Registrant)

Date:  August 13, 2002            By: (original signed by)
      -----------------              ---------------------------------
                                     Alton D. Heckaman, Jr.
                                     Senior Vice President,
                                     Chief Financial Officer





Date:  August 13, 2002            By: (original signed by)
      -----------------              ---------------------------------
                                     David W. Wesson
                                     Controller and Principal Accounting
                                     Officer

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES


                                            Six Months Ended June 30,

                                         2002                         2001

GROSS G&A                             13,170,433                   12,837,884
NET G&A                                4,871,576                    3,891,985
INTEREST EXPENSE                       9,959,683                    5,837,990
RENT EXPENSE                             872,116                      596,366
NET INCOME BEFORE TAXES               10,192,961                   58,922,030
CAPITALIZED INTEREST                   3,464,402                    3,058,304
DEPLETED CAPITALIZED INTEREST             62,846                       76,819


                  CALCULATED DATA

UNALLOCATED G&A (%)                       36.99%                       30.32%
NON-CAPITAL RENT EXPENSE                 322,585                      180,797
1/3 NON-CAPITAL RENT EXPENSE             107,528                       60,266
FIXED CHARGES                         13,531,613                    8,956,560
EARNINGS                              20,323,019                   64,897,105

                                            1.50                         7.25

                                  Exhibit 99.1

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on August 14, 2002, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


    Dated:  August 13, 2002          By:    (Original signed by)
                                        ----------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Senior Vice President-Finance and
                                        Chief Financial Officer

    Dated:  August 13, 2002          By:    (Original signed by)
                                        ----------------------------------------
                                        Terry E. Swift
                                        President and Chief Executive Officer


This certification made in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 accompanies the Quarterly Report on Form 10-Q of Swift for the period ended June 30, 2002. This certification shall not be deemed filed by Swift for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.