Form 10-Q
period 2002-09-30
SWIFT ENERGY CO
filed 2002-11-12
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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




         Common Stock                         27,193,069 Shares
        ($.01 Par Value)               (Outstanding at October 31, 2002)
        (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                              PAGE
         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets
                    -  September 30, 2002 and December 31, 2001                             3

                    Consolidated Statements of Income
                    -  For the Three-month and Nine-month periods ended
                      September 30, 2002 and 2001                                           5

                    Consolidated Statements of Stockholders' Equity
                    - September 30, 2002 and December 31, 2001                              6

                    Consolidated Statements of Cash Flows
                    - For the Nine-month periods ended September 30, 2002 and 2001          7

                    Notes to Consolidated Financial Statements                              8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                              18

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk             28

         Item 4.    Controls and Procedures                                                29

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                      30
         Item 2.    Changes in Securities and Use of Proceeds                            None
         Item 3.    Defaults Upon Senior Securities                                      None
         Item 4.    Submission of Matters to a Vote of Security Holders                  None
         Item 5.    Other                                                                None
         Item 6.    Exhibits and Reports on Form 8-K                                       30

SIGNATURES                                                                                 31

CERTIFICATIONS                                                                             31

                              SWIFT ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                               September 30, 2002              December 31, 2001
                                                            ------------------------       --------------------------
                                                                    (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents                                $              1,713,949       $                2,149,086
   Accounts receivable -
     Oil and gas sales                                                    15,686,669                       14,215,189
     Associated limited partnerships
        and joint ventures                                                 6,232,143                        6,259,604
     Joint interest owners                                                 2,433,084                       11,467,461
   Other current assets                                                    5,136,262                        2,661,640
                                                            ------------------------       --------------------------
       Total Current Assets                                               31,202,107                       36,752,980
                                                            ------------------------       --------------------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                                 1,115,684,232                      974,698,428
     Unproved properties not being amortized                              75,556,398                       95,943,163
                                                            ------------------------       --------------------------
                                                                       1,191,240,630                    1,070,641,591
   Furniture, fixtures, and other equipment                                9,316,998                        8,706,414
                                                            ------------------------       --------------------------
                                                                       1,200,557,628                    1,079,348,005
   Less-Accumulated depreciation, depletion,
        and amortization                                                (489,997,433)                    (448,139,334)
                                                            -------------------------      --------------------------
                                                                         710,560,195                      631,208,671
                                                            ------------------------       --------------------------
 Other Assets:
   Deferred income taxes                                                   2,886,507                              ---
   Deferred charges                                                        9,288,312                        3,723,182
                                                            ------------------------       --------------------------
                                                                          12,174,819                        3,723,182
                                                            ------------------------       --------------------------

                                                            $            753,937,121       $              671,684,833
                                                            ========================       ==========================

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30, 2002            December 31, 2001
                                                                   ------------------------     ------------------------
                                                                           (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable and accrued liabilities                        $             29,712,887     $             38,884,380
   Payable to associated limited partnerships                                        18,396                   26,573,490
   Undistributed oil and gas revenues                                             4,039,388                    7,787,465
                                                                   ------------------------     ------------------------
       Total Current Liabilities                                                 33,770,671                   73,245,335
                                                                   ------------------------     ------------------------

 Long-Term Debt                                                                 328,752,630                  258,197,128
 Deferred Income Taxes                                                           29,909,411                   27,589,650

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                                ---                          ---
   Common stock, $.01 par value, 85,000,000
     shares authorized, 27,803,192 and 25,634,598
     shares issued, and 27,193,069 and 24,795,564
     shares outstanding, respectively                                               278,032                      256,346
   Additional paid-in capital                                                   333,285,276                  296,172,820
   Treasury stock held, at cost, 610,123 and
     839,034 shares, respectively                                                (8,749,922)                 (12,032,791)
   Retained earnings                                                             36,807,253                   28,256,345
   Other comprehensive loss, net of taxes                                          (116,230)                         ---
                                                                   ------------------------     ------------------------
                                                                                361,504,409                  312,652,720
                                                                   ------------------------     ------------------------

                                                                   $            753,937,121     $            671,684,833
                                                                   ========================     ========================

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                        Consolidated Statements of Income
                                   (UNAUDITED)

                                                     Three months ended                  Nine months ended
                                               ------------------------------    ---------------------------------
                                                  09/30/02        09/30/01           09/30/02          09/30/01
                                               --------------   -------------    ----------------   --------------
Revenues:
  Oil and gas sales                            $   36,592,329   $  39,346,270    $    101,536,512   $  153,154,895
  Fees from limited partnerships
    and joint ventures                                  5,830          19,196              59,953          212,184
  Interest income                                     158,664          15,935             190,957           39,788
  Gain on asset disposition                               ---             ---           7,332,668              ---
  Price-risk management and other, net               (186,014)      1,863,182             375,065        2,532,995
                                               --------------   -------------    ----------------   --------------
                                                   36,570,809      41,244,583         109,495,155      155,939,862
                                               --------------   -------------    ----------------   --------------

Costs and Expenses:
  General and administrative, net                   2,497,413       2,099,533           7,368,989        5,991,518
  Depreciation, depletion and amortization         13,487,437      14,857,858          41,789,711       42,963,556
  Oil and gas production                           11,004,641       9,285,213          30,602,493       27,222,789
  Interest expense, net                             6,647,968       3,394,416          16,607,651        9,232,406
                                               --------------   -------------    ----------------   --------------
                                                   33,637,459      29,637,020          96,368,844       85,410,269
                                               --------------   -------------    ----------------   --------------

Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle          2,933,350      11,607,563          13,126,311       70,529,593

Provision for Income Taxes                            986,344       4,187,473           4,575,403       25,416,904
                                               --------------   -------------    ----------------   --------------

Income Before Cumulative Effect of Change
  in Accounting Principle                           1,947,006       7,420,090           8,550,908       45,112,689

Cumulative Effect of Change in Accounting
  Principle (net of taxes)                                ---             ---                 ---          392,868
                                               --------------   -------------    ----------------   --------------
Net Income                                     $    1,947,006   $   7,420,090    $      8,550,908   $   44,719,821
                                               ==============   =============    ================   ==============

Per share amounts -
  Basic:   Income Before Cumulative Effect of
               Change in Accounting Principle  $         0.07   $        0.30    $           0.33   $         1.83
           Cumulative  Effect  of  Change in
                Accounting Principle                      ---             ---                 ---            (0.02)
                                               --------------   -------------    ----------------   --------------
           Net Income                          $         0.07   $        0.30    $           0.33   $         1.81
                                               ==============   =============    ================  ===============

  Diluted: Income Before Cumulative Effect of
               Change in Accounting Principle  $         0.07   $        0.29    $           0.32   $         1.77
           Cumulative Effect of Change in
               Accounting Principle                       ---             ---                 ---            (0.02)
                                               --------------   -------------    ----------------   --------------
               Net Income                      $         0.07   $        0.29    $           0.32   $         1.75
                                               ==============   =============    ================   ==============

Weighted Average Shares Outstanding                26,889,186      24,760,352          26,112,382       24,716,411
                                               ==============   =============    ================   ==============


See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Additional                                             Other
                                  Common         Paid-In          Treasury           Retained      Comprehensive
                                 Stock(1)        Capital           Stock             Earnings          Loss            Total
                                ----------    --------------   --------------    ---------------   -------------   --------------
 Balance, December 31, 2000     $  254,521    $  293,396,723   $  (12,101,199)   $    50,604,110   $         ---   $  332,154,155
    Stock issued for benefit
      plans (11,945 shares)             72           354,973           68,408                ---             ---          423,453
    Stock options exercised
      (152,915 shares)               1,529         1,942,634              ---                ---             ---        1,944,163
    Employee  stock  purchase
      plan (22,360 shares)             224           478,490              ---                ---             ---          478,714
    Net income                         ---               ---              ---        (22,347,765)            ---      (22,347,765)
                                ----------    --------------   --------------    ---------------   -------------   --------------
 Balance, December 31, 2001     $  256,346    $  296,172,820   $  (12,032,791)   $    28,256,345   $         ---   $  312,652,720
                                ==========    ==============   ==============    ===============   =============   ==============

    Stock issued for benefit
      plans (37,709 shares)(2)         288           609,446          127,795                ---             ---          737,529
    Stock options exercised
        (104,995 shares)(2)          1,050           956,732              ---                ---             ---          957,782
    Public stock offering
        (1,725,000 shares)(2)       17,250        30,465,809              ---                ---             ---       30,483,059
    Employee stock purchase
        plan(9,801 shares)(2)           98           122,343              ---                ---             ---          122,441
    Stock issued in
      acquisitions (520,000
      shares)(2)                     3,000         4,958,126        3,155,074                ---             ---        8,116,200
    Net income (2)                     ---               ---              ---          8,550,908             ---        8,550,908
    Changes in fair value of
      outstanding hedge
      positions, net of taxes
      of $65,380 (2)                   ---               ---              ---                ---        (116,230)        (116,230)
                                ----------    --------------   --------------    ---------------   -------------   --------------
 Balance, September 30, 2002(2) $  278,032    $  333,285,276   $   (8,749,922)   $    36,807,253   $    (116,230)  $  361,504,409
                                ==========    ==============   ==============    ===============   =============   ==============

 (1) $.01 Par Value
 (2) Unaudited


See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Period Ended September 30,
                                                                     -----------------------------------------------
                                                                              2002                       2001
                                                                     ---------------------       -------------------
Cash Flows From Operating Activities:
  Net income                                                         $           8,550,908       $        44,719,821
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization                                   41,789,711                42,963,556
    Deferred income taxes                                                        4,554,165                24,466,717
    Gain on asset disposition                                                   (7,332,668)                      ---
    Other                                                                          728,917                  (440,079)
    Change in assets and liabilities -
      Decrease in accounts receivable                                            1,263,553                13,248,588
      Increase (decrease) in accounts payable and accrued liabilities            5,539,810                (2,934,545)
      (Increase) decrease in income taxes receivable                               600,000                  (211,983)
                                                                     ---------------------       -------------------

        Net Cash Provided by Operating Activities                               55,694,396               121,812,075
                                                                     ---------------------       -------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                         (132,521,779)             (217,959,614)
  Proceeds from the sale of property and equipment                              11,525,547                 2,939,521
  Net cash distributed as operator of
    oil and gas properties                                                      (4,247,012)              (24,115,980)
  Net cash received (distributed) as operator of partnerships
    and joint ventures                                                         (26,527,633)                  341,164
  Other                                                                             68,388                   (80,074)
                                                                     ---------------------       -------------------

        Net Cash Used in Investing Activities                                 (151,702,489)             (238,874,983)
                                                                     ---------------------       -------------------

Cash Flows From Financing Activities:
  Proceeds from long-term debt                                                 200,000,000                       ---
  Net proceeds from (payments of) bank borrowings                             (129,500,000)              115,700,000
  Net proceeds from issuances of common stock                                   31,330,384                 1,462,744
  Payments of debt issuance costs                                               (6,257,428)                      ---
                                                                     ---------------------       -------------------

        Net Cash Provided by Financing Activities                               95,572,956               117,162,744
                                                                     ---------------------       -------------------

Net Increase (decrease) in Cash and Cash Equivalents                              (435,137)                   99,836

Cash and Cash Equivalents at Beginning of Period                                 2,149,086                 1,986,932
                                                                     ---------------------       -------------------

Cash and Cash Equivalents at End of Period                           $           1,713,949       $         2,086,768
                                                                     =====================       ===================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized                                                        $          10,511,529       $        12,157,044
Cash paid during period for income taxes                             $               2,500       $           235,564

Non-cash investing activity:

Issuance of common stock in acquisitions                             $           8,116,200       $               ---

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31,2001


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

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
               SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31,2001


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

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
               SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31,2001


            Earnings Per Share

               Basic  earnings per share ("Basic  EPS") has been computed  using the weighted average number of common shares outstanding during the respective periods. Diluted EPS for all periods also assumes, as of the beginning of the period, exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three-month and nine-month periods ended September 30, 2002 and 2001:

                                                                    Three Months Ended September 30,
                                         -----------------------------------------------------------------------------------
                                                           2002                                       2001
                                         ---------------------------------------     ---------------------------------------
                                               Net                    Per Share           Net                     Per Share
                                             Income        Shares       Amount          Income        Shares        Amount
                                         -------------- ------------  ----------     ------------- ------------  -----------
      Basic EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Share Amounts    $    1,947,006   26,889,186  $      .07     $   7,420,090   24,760,352  $       .30

        Stock Options                               ---      242,283                           ---      699,759
                                         -------------- ------------                 ------------- ------------
      Diluted EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Assumed Share
          Conversions                    $    1,947,006   27,131,469  $      .07     $   7,420,090   25,460,111  $       .29
                                         -------------- ------------                 ------------- ------------


                                                                    Nine Months Ended September 30,
                                         -----------------------------------------------------------------------------------
                                                          2002                                      2001
                                         ---------------------------------------     ----------------------------------------
                                              Net                     Per Share         Net                       Per Share
                                            Income        Shares        Amount         Income         Shares        Amount
                                         -------------- ------------  ----------     ------------- ------------  -----------
      Basic EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Share Amounts    $    8,550,908   26,112,382  $      .33     $  45,112,689   24,716,411  $     1.83
        Stock Options                               ---      368,786                           ---      771,557
                                         -------------- ------------                 ------------- ------------
      Diluted EPS:
       Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Assumed Share
          Conversions                    $    8,550,908   26,481,168  $      .32     $  45,112,689   25,487,968  $      1.77
                                         -------------- ------------                 ------------- ------------

               Options to purchase  2.8 million  shares of common  stock,  at an average exercise price of $17.62 were outstanding at September 30, 2002. Approximately 1.4 million and 1.2 million options to purchase shares were not included in the computation of diluted EPS, for the three months and nine months ended September 30, 2002, respectively, because the option price was greater than the average closing market price of the common shares during those periods.

            Price Risk Management Activities

               Statement  of  Financial  Accounting  Standard  (SFAS)  No.  133,
            "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be reported in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special hedge

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
               SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31,2001


            accounting for qualifying hedges would allow the gains and losses on derivatives to offset related results on the hedged item in the income statements and would require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

               We have a risk management policy to use derivative instruments to protect against declines in oil and gas prices. Mainly, the purchase of protection price floors and collars. We adopted SFAS No. 133 effective January 1, 2001. Accordingly, we marked our open contracts at December 31, 2000 to fair value at that date resulting in a one-time net of taxes charge of $392,868, which was recorded as a Cumulative Effect of Change in Accounting Principle. During the first nine months of 2002 and 2001, we recognized net losses of $201,474 and net gains of $1,924,931 respectively, relating to our derivative activities. Approximately $162,727 of the losses recognized in 2002 were unrealized as the contracts were still open, while $775,056 of the gains recognized in the comparative 2001 period were unrealized. This activity is recorded in "Price Risk Management and Other, net" on the accompanying statements of income. At September 30, 2002 the Company had recorded $116,230, net of taxes of $65,380, of derivative losses in "Other comprehensive loss" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our derivative transactions that were qualified as cash flow hedges. The Company expects to reclassify all amounts held in "Other comprehensive loss" into the income statement within the next six months.

               As of  September  30,  2002,  the Company  had  entered  into the commodity derivative instruments set forth in the table below as cash flow hedges of its Domestic Oil and Natural Gas production for the remainder of 2002 and part of 2003. When the Company entered into the following transactions they were designated as a hedge of the variability in cash flows associated with the forecasted sale of its oil and natural gas production. Changes in the fair value of a hedge that is highly effective, and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in Other Comprehensive Income (Loss). When the hedged transactions are recorded upon the actual sale of oil and natural gas, then these gains or losses are transferred from Other Comprehensive Income (Loss) and recorded in Price-risk management and other, net on the statement of income. The fair value of these instruments is recognized on the balance sheet, in "Other current assets", at September 30, 2002.

Crude Oil - Cash Flow Hedges                                      Collars
                                                        ---------------------------
                                                           Floors        Ceilings     Price Floor Contracts     September 30,2002
          Period and Type                Volume in        Weighted       Weighted           Weighted               Fair Value
            Of Contract                 Bbls (000s)        Average       Average             Average                 (000s)
-----------------------------------   ---------------   ------------  -------------   ----------------------   -------------------
October 2002 - December 2002
     Floor Contracts                        195                                              $ 21.00                 $    2


January 2003 - March 2003
     Collar Contracts                        90           $ 21.00                                                    $   15
                                             36                          $ 30.80                                     $  (58)
                                                                                                               -------------------
                              Total                                                                                  $  (41)

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
               SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31,2001


Natural Gas - Cash Flow Hedges                                    Collars
                                                        ---------------------------
                                                           Floors        Ceilings     Price Floor Contracts    September 30,2002
          Period and Type                Volume in        Weighted       Weighted             Weighted              Fair Value
            Of Contract                 Mmbtu (000s)       Average       Average              Average                 (000s)
-----------------------------------   ---------------   ------------  -------------   ----------------------   -------------------
October 2002 - December 2002
     Floor Contracts                        900                                                $ 3.00                 $    7


January 2003 - March 2003
     Collar Contracts                       450           $   3.00                                                    $    23
                                            180                          $   4.75                                     $   (61)
                                                                                                               -------------------
                              Total                                                                                   $   (31)


               In October, 2002, the Company entered into a natural gas "collar"
            financial transaction covering the contract period January 2003 to March 2003. Notional volumes are 150,000 Mmbtu per month at a floor price of $3.00 per Mmbtu, and 60,000 Mmbtu per month at a ceiling price of $4.83 per Mmbtu. Also in October, 2002, the Company entered into a crude oil "collar" financial transaction covering the contract period January 2003 to March 2003. Notional volumes are 30,000 barrels per month at a floor price of $21.00 per barrel, and 12,000 barrels per month at a ceiling price of $32.50 per barrel.

               As of  September  30,  2002,  the Company  had  entered  into the commodity derivative instruments set forth in the table below covering contract periods through December 2002. These derivative instruments are not accounted for as cash flow hedges and are marked to market through earnings.

         Crude oil - Mark to Market
                 Accounting                                           Collars
                                                           ------------------------------
                                                                Floors         Ceilings       September 30,2002
               Period and Type               Volume in         Weighted        Weighted            Fair Value
                 Of Contract                Bbls (000s)         Average         Average              (000s)
     ---------------------------------   ---------------   --------------  --------------   ---------------------
     October 2002 - December 2002
          Collar Contracts                        135         $  20.44                           $        1
                                                   54                          $ 27.58           $     (160)

                                                                                            ---------------------
                                   Total                                                         $     (159)



        Natural Gas - Mark to Market
                 Accounting                                           Collars
                                                           ------------------------------
                                                               Floors         Ceilings        September 30,2002
               Period and Type               Volume in        Weighted        Weighted            Fair Value
                 Of Contract               Mmbtu (000s)        Average         Average              (000s)
     ---------------------------------   ---------------   --------------  --------------   ---------------------
     November 2002 - December 2002
          Collar Contracts                        560          $  2.57                           $        1
                                                  224                          $  4.31           $       (68)

                                                                                            ---------------------
                                   Total                                                         $       (67)

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
               SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31,2001


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

        (3) LONG-TERM DEBT

               Our  long-term  debt as of  September  30, 2002 and  December 31,
            2001, is as follows (in thousands):

                                     September 30,            December 31,
                                         2002                     2001
                                  -----------------        -----------------
   Bank Borrowings            $               4,500     $            134,000
   Senior Notes due 2009                    124,253                  124,197
   Senior Notes due 2012                    200,000                      ---
                                  -----------------        -----------------
             Long-Term Debt   $             328,753     $            258,197
                                  -----------------        -----------------

               The  unamortized  discount  on the  Senior  Notes  due  2009  was approximately $747,000 and $803,000 at September 30, 2002 and December 31, 2001 respectively.

            Bank Borrowings

               Under our $300.0 million credit facility with a syndicate of nine banks, at September 30, 2002 we had $4.5 million in outstanding borrowings and at year-end 2001 outstanding borrowings of $134.0 million. At September 30, 2002, the credit facility consisted of a $300.0 million secured revolving line of credit with a $195.0 million borrowing base. The interest rate is either (a) the lead bank's prime rate (4.75 % at September 30, 2002) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Our credit facility extends until October 1, 2005.

               The  terms  of  our  credit   facility   include,   among   other
            restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of Company stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two active New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group in November 2002 with the same $195.0 million borrowing base. The next scheduled borrowing base review is May 2003.

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
               SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31,2001


            Senior Notes Due 2009

               Our  Senior  Notes due 2009 at  September  30,  2002,  consist of
            $125,000,000 of 10.25% Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on February 1 and August 1. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

            Senior Notes Due 2012

               Our  Senior  Notes due 2012 at  September  30,  2002,  consist of
            $200,000,000 of 9.375% Senior Subordinated Notes due 2012. The Senior Notes were issued on April 11, 2002 and will mature on May 1, 2012. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on May 1 and November 1, with the first interest payment on November 1, 2002. On or after May 1, 2007, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 104.688% of principal, declining to 100% in 2010. In addition, prior to May 1, 2005, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 109.375% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

        (4) STOCKHOLDERS' EQUITY

               In March  2002,  we issued  220,000  shares of our common  stock, along with cash consideration as a closing date adjustment, to acquire all of the New Zealand assets of Antrim Oil and Gas Limited ("Antrim"). These 220,000 shares, with a fair market value of $4.2 million, were issued from our treasury shares, and resulted in an increase to paid-in capital of $1.0 million and a decrease in the value of our treasury stock of $3.2 million. In April 2002, we issued 1,725,000 shares of common stock in a public offering, at a price of $18.25 per share. Gross proceeds from this offering were $31,481,250, with issuance costs of $998,191. In September 2002, we issued 300,000 shares of our common stock with a fair market value of $3.9 million, along with $2.7 million in cash to acquire the interests owned by Bligh Oil and Minerals N.L. ("Bligh") in the Swift operated Rimu/Kauri and TAWN permits, mining licenses and facilities in New Zealand.

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

               In March 2002,  we completed  the  acquisition  of all of the New
            Zealand assets of Antrim. These assets included a 5% working interest in the Swift-operated permit 38719, increasing the Company's interest in this permit to 95%. An additional 7.5% interest was also acquired in permit 38716, increasing the Company's

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
               SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31,2001


            interest to 15%.

               In September  2002,  we completed the  acquisition  of Bligh's 5%
            working interest in permit 38719 and 5% interest in the Rimu petroleum mining permit 38151, along with their 3.24% working interest in the four TAWN petroleum mining licenses. The Company's interest in permit 38719, petroleum mining permit 38151 and the TAWN petroleum mining licenses are now 100%.

               As of September  30, 2002,  our gross  investment  in New Zealand totaled approximately $166.7 million. Approximately $133.9 million of our investment costs have been included in the proved properties portion of our oil and gas properties while $32.8 million is included as unproved properties.

               In August 2002 we were awarded two  additional  onshore  permits, permits 38756 and 38759. These permits include approximately 8,100 and 20,400 gross acres, respectively, in proximity to our permit 38719.

               Rimu Area. Early in 2002, we were awarded petroleum mining permit
            38151 by the New Zealand Ministry for Economic Development for the development of the Rimu discovery over an approximately 5,500 acre area for a primary term of 30 years. Commercial production from the Rimu area began in May 2002.

               During  the first  quarter of 2002,  the  Rimu-A2  sidetrack  was successfully completed and recently underwent fracture stimulation, which was unsuccessful. The Rimu-B3 development well was also sidetracked in early 2002 but was unsuccessful.

               Kauri  Area.  The  Kauri-A3  development  well was drilled to the
            Manutahi sands and is currently awaiting long-term production testing. The Kauri-A4 exploratory well completed drilling in October 2002 and is undergoing production testing in the Kauri sands. This well also intersected the Lower Tariki and Cretaceous sands, which were deemed non-commercial in this well.

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

               The   properties   are   collectively   identified  as  the  TAWN
            properties, an acronym derived from the first letters of the field names - the Tariki Field (PML 38138), the Ahuroa Field (PML 38139), the Waihapa Field (PML 38140), and the Ngaere Field (PML 38141). The four fields include 17 wells where the purchaser of gas, Contact Energy, has contracted to take minimum quantities and can call for higher production levels to meet electrical demand in New Zealand. Sales gas deliveries to Contact have exceeded the contract minimum during the first three quarters of 2002.

               Solution  gas  gathered  from  an  oil   facility,   the  Waihapa
            Production Station ("WPS"), flows to the Tariki Ahuroa gas plant ("TAG"). The current processing capacity of the WPS facility is over 15,000 barrels of oil and 45 MMcf of natural gas per day. Processing capacity tests conducted following facility modifications completed in the third quarter have confirmed a 12% increase in the gas processing capacity of the TAG plant. A 32 mile, eight inch diameter oil export line runs from the WPS to the Omata Tank Farm at New
            Plymouth, where oil export facilities allow for sales into international markets. An additional 32 mile, eight-inch diameter natural gas pipeline runs from the WPS to the Taranaki Combined Cycle Electric Generation Facility near Stratford and on to the New Plymouth Power Station.

               We have a service agreement with the owner of the Omata Tank Farm to utilize the blending, storage, and export capabilities of the facility. The operator of the facility provides services for a fixed fee per barrel received and other variable costs as required by the agreement. Under the terms of the agreement, crude oil produced from the TAWN and Rimu/Kauri areas has access to the Omata Tank Farm.

               Our contract with Shell Petroleum  Mining (SPM),  which purchases all of our New Zealand crude oil production, runs through the end of 2002 and may be renewed for an additional year at our request. The

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
               SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31,2001


            delivery point for our crude oil sales is the ship's flange. SPM and the Omata Tank Farm coordinate logistical issues for shipments, and thus SPM's decisions regarding sales from the Omata Tank Farm can affect the timing of sales of that portion of our production.

               Rimu Production  Station.  We completed  construction on the Rimu
            Production Station ("RPS") during the first quarter of 2002 and production was processed through this facility beginning in the second quarter of 2002. Our oil production processed through the RPS is transported to our WPS facility and then sent by pipeline to the Omata Tank Farm. Our natural gas production processed through the RPS is sold to Genesis Power Ltd. under a long-term contract. Natural gas prices are substantially lower in New Zealand, as compared to domestic prices, largely due to the fact that the natural gas market has been dominated by one large field, the Maui Field, which supplies approximately 80% of the natural gas supply and is due to be depleted by 2007.



        (6) SEGMENT INFORMATION

            Below is a summary of financial information by country:

                                                                Three Months Ended September 30,
                                 -----------------------------------------------------------------------------------------------
                                                        2002                                           2001
                                 ----------------------------------------------   ----------------------------------------------
                                                      New                                              New
                                    Domestic        Zealand          Total          Domestic         Zealand          Total
                                 ------------   --------------  ---------------   -------------  ---------------  --------------
Oil and gas sales                $  28,454,804  $    8,137,525  $    36,592,329   $  38,387,134  $       959,136  $   39,346,270

Costs and Expenses:
    Depreciation, depletion
      and amortization              10,196,179       3,291,258       13,487,437      14,752,588          105,270      14,857,858
    Oil and gas production           8,444,530       2,560,111       11,004,641       9,120,581          164,632       9,285,213
                                 -------------  --------------  ---------------   -------------  ---------------  --------------

Income from oil and gas
    operations                   $   9,814,095  $    2,286,156  $    12,100,251   $  14,513,965  $       689,234  $   15,203,199
                                 =============  ==============  ===============   =============  ===============  ==============



                                                                Nine Months Ended September 30,
                                 -----------------------------------------------------------------------------------------------
                                                     2002                                           2001
                                 --------------------------------------------- -------------------------------------------------
                                                       New                                              New
                                    Domestic         Zealand         Total          Domestic          Zealand          Total
                                 -------------  --------------  ---------------   ------------   ---------------  --------------

Oil and gas sales                $  82,202,092  $   19,334,420  $   101,536,512   $ 151,374,366  $     1,780,529  $  153,154,895

Costs and Expenses:
    Depreciation, depletion
      and amortization              34,210,133       7,579,578       41,789,711      42,793,426          170,130      42,963,556
    Oil and gas production          25,141,686       5,460,807       30,602,493      26,990,106          232,683      27,222,789
                                 -------------  --------------  ---------------   -------------  ---------------  --------------

Income from oil and gas
    operations                   $  22,850,273  $    6,294,035  $    29,144,308   $  81,590,834  $     1,377,716  $   82,968,550
                                 =============  ==============  ===============   ============   ===============  ==============

Property, Plant and Equipment,
    net                          $ 551,583,952  $  158,976,243  $   710,560,195   $ 635,708,774  $    65,106,631  $  700,815,405
                                 =============  ==============  ===============   =============  ===============  ==============


        (7) ACQUISITIONS

               Through  our   subsidiary,   Swift  Energy  New  Zealand  Limited
            ("SENZ"), we acquired Southern Petroleum (NZ) Exploration Limited ("Southern NZ") in January 2002 for approximately $51.6 million in cash. Southern NZ was an affiliate of Shell New Zealand and owns interests in four onshore producing oil and gas fields, hydrocarbon processing facilities, and pipelines connecting the fields and facilities to export terminals and markets. This

                           SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
               SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31,2001


            acquisition was accounted for by the purchase method of accounting. In conjunction with the TAWN acquisition, we granted Shell New Zealand a short-term option to acquire an undivided 25% interest in our permit 38719, which included our Rimu and Kauri areas and the Rimu Production Station. This option was not exercised and expired on May 15, 2002.

               In March 2002, we purchased through our subsidiary,  SENZ, all of the New Zealand  assets owned by Antrim for 220,000  shares of Swift
            Energy common stock and an effective date adjustment of approximately $0.5 million. Antrim owned a 5% interest in permit 38719 and a 7.5% interest in permit 38716.

               In September  2002, we purchased  through our  subsidiary,  SENZ,
            Bligh's 5% working interest in permit 38719 and 5% interest in the Rimu petroleum mining permit 38151, along with their 3.24% working interest in the four TAWN petroleum mining licenses for 300,000 shares of Swift Energy common stock and $2.7 million in cash.

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

            CONTRACTUAL COMMITMENTS AND OBLIGATIONS

               Our  contractual  commitments  for the next three and one quarter years and thereafter as of September 30, 2002 are as follows:

                                            2002       2003          2004           2005          Thereafter        Total (3)
                                            ----       ----          ----           ----          ----------        ---------
Non-cancelable operating lease
  commitments                            $ 348,274  $ 1,480,092   $ 1,492,268    $    284,711  $             --  $   3,605,345
Senior Subordinated Notes due 2009 (1)          --           --            --              --       125,000,000    125,000,000
Senior Subordinated Notes due 2012 (1)          --           --            --              --       200,000,000    200,000,000
Credit Facility which expires in
  October 2005 (2)                              --           --            --       4,500,000                --      4,500,000
                                         ---------  -----------   -----------    ------------  ----------------  -------------
                                         $ 348,274  $ 1,480,092   $ 1,492,268    $  4,784,711  $    325,000,000  $ 333,105,345
                                         =========  ===========   ===========    ============  ================  =============

               (1) These amounts do not include the interest  obligation,  which is paid semiannually.
               (2) These amounts exclude a $0.8 million standby letter of credit outstanding under this facility.
               (3) These  amounts  exclude  asset  retirement  obligations,   as
                   accounted for under SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company will adopt this statement on January 1, 2003. This standard will require the Company to record a liability for the fair value of its
                   dismantlement  and  abandonment   costs,   excluding  salvage
                   values.

            LIQUIDITY AND CAPITAL RESOURCES

               During the first nine months of 2002, we principally  relied upon our internally generated cash flows of $55.7 million, net proceeds from the issuance of long-term debt of $195.0 million and net proceeds from our public stock offering of $30.5 million, less the repayment of bank borrowings of $129.5 million, to fund capital expenditures of $132.5 million.

               During 2001, we primarily  relied upon internally  generated cash flows of $121.8 million and bank borrowings of $115.7 million to fund capital expenditures of $218.0 million.

               Net Cash  Provided by  Operating  Activities.  For the first nine months of 2002, net cash provided by our operating activities was $55.7 million, representing a 54% decrease as compared to $121.8 million during the first nine months of 2001. The $66.1 million decrease was primarily due to a decrease of $51.6 million in oil and gas sales in the 2002 period, due to lower commodity prices, plus a $7.4 million increase in interest expense due to higher debt balances and interest rates in the 2002 period.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


               Existing  Credit  Facility.  We had $134.0 million in outstanding borrowings under our credit facility at December 31, 2001, and $4.5 million of outstanding borrowings at September 30, 2002. At September 30, 2002, our credit facility consisted of a $300.0 million revolving line of credit with a $195.0 million borrowing base. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group in November 2002 with the same $195.0 million borrowing base. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are currently in compliance with the provisions of this agreement. Pursuant to the terms of our credit facility, upon closing of our $200.0 million Senior Subordinated Notes offering, on April 11, 2002, our bank borrowing base was reduced by $80.0 million, or 40% of the Notes sold, to $195.0 million. Proceeds from this Notes offering, along with proceeds from our common stock offering as described in Notes 3 and 4 ("Long-Term Debt" and "Stockholder's Equity") were used to repay all outstanding indebtedness at that time under our credit facility.

               Debt  Maturities.  Our credit  facility  extends until October 1,
            2005. Our $125.0 million senior notes mature August 1, 2009 and our $200.0 million senior notes mature May 1, 2012. Although carrying a higher interest rate than our credit facility, our $200.0 million senior notes matched long-term debt with the long-life assets of the Lake Washington Field, the Rimu Production Station and the TAWN properties. These properties were previously financed through our short-term credit facility.

               Working  Capital.  Our working  capital  increased from a working capital deficit of $36.5 million at December 31, 2001, to a deficit of $2.6 million at September 30, 2002. This was primarily caused by a reduction in our payable to associated limited partnerships and reductions in accrued liabilities due to a decrease in our capital drilling activities. Substantial partnership property sales closed prior to December 31, 2001, resulting in a large associated payable to partners. The payments to partners occurred during the first quarter of 2002, thus significantly reducing the payable to associated limited partnerships for periods subsequent to December 31, 2001.

               Capital  Expenditures.  During the first nine months of 2002,  we used $132.5 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

               Domestic activities of $43.9 million as follows:

               o  $33.5  million  for  drilling  costs,   both  development  and
                  exploratory;

               o $8.0 million of domestic prospect costs,  principally  prospect leasehold, seismic and geological costs of unproved prospects;

               o $1.5 million on property, plant and equipment;

               o $0.7 million of producing property acquisitions; and

               o $0.2 million spent primarily for computer equipment,  software, furniture and fixtures.


               New Zealand activities of $88.6 million as follows:

               o $56.5   million  for   property   acquisitions   comprised   of
                 approximately $52.1 million for the TAWN acquisition, approximately $1.5 million for the Antrim acquisition (excluding the value of common stock issued in the Antrim acquisition) and $2.9 million for the Bligh acquisition (excluding the value of common stock issued in the Bligh acquisition);

               o $19.6  million  for  drilling  costs,   both   development  and
                 exploratory;

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


               o $8.3 million for the construction of production facilities;

               o $3.8  million  on  prospect  costs,   principally  seismic  and
                 geological costs; and

               o $0.4 million for fixed assets.

               For the remaining three months of 2002, we expect to make capital expenditures of approximately $21 to $30 million (depending on the level and costs of actual drilling activities and on commodity prices), including investments in all areas in which investments were made during the first nine months of the year, excluding acquisitions, as described above. We currently estimate total capital expenditures for 2002 to be between $154 to $162 million excluding the value of stock issued in the Antrim and Bligh acquisitions, a decrease from 2001 capital expenditures of $275.1 million. We anticipate that our fourth quarter 2002's internally generated cash flows together with our available bank borrowings, will be sufficient to finance our currently budgeted remaining 2002 capital expenditures.

               We drilled or  participated  in drilling 23 domestic wells in the first nine months of 2002, made up of 21 in the Lake Washington area, one in the Grand Lake area and one non-operated well in San Jacinto County, Texas. Eighteen were development wells, thirteen of which were successful. Five exploratory wells were drilled; two were successful. In New Zealand the Rimu-A2 sidetrack was successfully completed and underwent fracture stimulation, while the Rimu-B3 sidetrack completed drilling but was unsuccessful. The Kauri-A3 was drilled to the Manutahi sands, and is currently awaiting long-term production testing. The Kauri-A4 exploratory well completed drilling in October 2002, and is undergoing production testing in the Kauri sands. The Huinga-1B, a non-operated exploratory well in which Swift owns a 15% working interest, was completed but production testing failed to yield significant hydrocarbon production. Bligh, the operator of the Huinga-1B, is evaluating the well.

               For the remaining three months of 2002, we anticipate drilling or
            participating   in  the  drilling  of  an   additional  11  domestic
            development wells, primarily in the Lake Washington area. In New Zealand, we have a well associated with the development of oil reserves in the shallow Manutahi sands interval planned for drilling in the fourth quarter of 2002.

               Our 2002  capital  expenditures  are  focused on  developing  and producing long-lived oil reserves in Lake Washington and in the Rimu/Kauri area in New Zealand. With this focus, we expect our 2002 total production to increase by 9% to 10% over 2001 levels primarily from these areas and our TAWN acquisition, while we expect production in our other core areas to decrease as no new drilling is currently budgeted to offset the natural production decline of these properties. This drilling focus will help add long-lived oil reserves, and along with the TAWN acquisition, will help develop an overall flatter production decline curve which should extend our average reserve life and emphasize the balancing of our reserves between oil and gas, while strengthening the production from our two newest core areas.

               We currently  anticipate that our capital  expenditures  for 2003 will range between $ 125 and $ 150 million. Depending on a number of factors, such as commodity pricing, production levels and the level and success of planned non-core property dispositions, our internally generated cash flows are expected to fund a majority of these expenditures. Although current plans do not call for extensive use of our bank credit facility in 2003, we believe that our bank borrowing base will continue to stay at or near its current level, as our proved reserve base continues to grow. If oil and gas prices were to drop precipitously on a sustained basis, it would negatively affect our liquidity and cash flows, including our ability to stay in compliance with certain financial covenants under our credit facility. We would reduce the level of our capital expenditures in response to any such precipitous drop in prices, as required.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


            RESULTS OF  OPERATIONS - Three Months Ended  September  30, 2002 and
            2001

               Revenues.  Our revenues decreased 11% to $36.6 million during the third quarter of 2002, as compared to revenues of $41.2 million for the same period in 2001. This decrease was primarily from reductions in our oil and gas sales that resulted from the 21% decrease in domestic gas prices received and the 3% decrease in oil prices received. Partially offsetting the decrease in commodity prices received was the effect of an increase in production from our New Zealand and Lake Washington areas.

               Oil and Gas  Sales. Our oil and gas sales  decreased  7% to $36.6 million in the third quarter of 2002, compared to $39.3 million for the comparable period in 2001. Our natural gas production decreased 1%, while our oil production increased 12%, resulting in a 4%, or
            0.5 Bcfe, increase in equivalent volumes produced compared to production in the same period in 2001. Our average price on a Mcfe basis, however, decreased 11% comparing the two periods. The increase in production during the 2002 period is primarily from our New Zealand and Lake Washington areas.

               This $2.7 million  decrease in oil and gas sales during the third quarter of 2002 resulted from price and volume variances. The components of our sales decrease were:

               o Price variances,  which led to an unfavorable  variance of $4.8 million, with $4.2 million of the decrease coming from the 21% decrease in average gas prices received, and $0.6 million of the decrease due to the 3% lower average oil prices received; and

               o Volume variances,  which had a $2.1 million favorable impact on sales, with a $2.3 million increase coming from the 95 MBbl increase in oil sales volumes, offset by a decrease of $0.2 million from the 0.06 Bcfe decrease in gas sales volumes.

               The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our core areas and on a total basis for the third quarter periods of 2002 and 2001. Natural gas accounted for 55% of total production volumes during the third quarter 2002 as compared to 58% in the 2001 period.

                                                   Three Months Ended September 30,
        Area                         Revenues (In Millions)             Net Sales Volumes (Bcfe)
        ----
                               ---------------------------------     -----------------------------
                                          2002              2001              2002            2001
                                          ----              ----              ----            ----
    AWP Olmos                           $  7.9            $ 10.3               2.8             3.5
    Brookeland                             3.2               6.7               0.8             1.8
    Lake Washington                        5.2               1.2               1.2             0.3
    Masters Creek                          8.1              14.9               2.1             3.9
    Other                                  4.1               5.2               1.2             1.9
                               ---------------  ----------------     -------------  --------------
          Total Domestic                $ 28.5            $ 38.3               8.1            11.4
    Rimu/Kauri                             1.4               1.0               0.7             0.3
    TAWN                                   6.7               ---               3.4             ---
                               ---------------  ----------------     -------------  --------------
          Total New Zealand             $  8.1            $  1.0               4.1             0.3
                               ---------------  ----------------     -------------  --------------
          Total                         $ 36.6            $ 39.3              12.2            11.7

               Our third quarter of 2002  drilling  efforts have focused on Lake
            Washington and New Zealand. With our acquisition of the TAWN assets on January 25, 2002, New Zealand production has increased significantly and was approximately 34% of total production for the quarter.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


               The following table provides additional information regarding our oil and gas sales:

                                                              Net Sales Volume                   Average Sales Price
                                                              ----------------                   -------------------
                                                    Oil and                                    Oil and
                                                   Condensate        Gas        Combined       Condensate       Gas
       2001                                          (MBbl)         (Bcf)        (Bcfe)          (Bbl)         (Mcf)
       ----                                       ------------   ----------   -----------   -------------  ------------
       Three Months Ended September 30:
           Domestic                                        767          6.8          11.4          $23.94         $2.94
           New Zealand                                      46          ---           0.3          $20.70           ---
                                                  ------------   ----------   -----------   -------------  ------------
                 Total                                     813          6.8          11.7          $23.76         $2.94

       2002
       ----
       Three Months Ended September 30:
           Domestic                                        687          4.0           8.1          $23.85         $3.06
           New Zealand                                     221          2.8           4.1          $20.56         $1.28
                                                  ------------   ----------   -----------   -------------  ------------
                 Total                                     908          6.8          12.2          $23.05         $2.32

               In the table above,  for the third  quarter of 2002,  natural gas liquids have been combined with oil and condensate for reporting purposes. The natural gas liquids production for the three month 2002 period was 225 MBbls, at an average price of $13.58 per barrel.

               Price-Risk  Management.  During  the third  quarter  of 2002,  we recognized net losses of $181,595 relating to our derivative activities, as compared to net gains of $1,631,187 in the 2001 period. In the third quarter of 2002, $162,727 of the losses were unrealized, while $775,056 of the gains recognized in the comparative 2001 period were unrealized. This activity is recorded in "Price Risk Management and Other, net" on the accompanying statements of income.

               Costs and  Expenses.  Our expenses for the third  quarter of 2002 increased $4.0 million, or 14% when compared to the same period in 2001. The majority of this increase, or $3.3 million, resulted from the increased interest expense due to higher debt balances and interest rates in the current period.

               Our general and administrative  expenses for the third quarter of
            2002 increased $0.4 million, or 19%, when compared to the same period in 2001. Our general and administrative expenses per Mcfe produced also increased $0.02 per Mcfe, or 11% during the third quarter of 2002. Such increases reflect additional costs needed to run our increased activities in New Zealand.

               Depreciation,  depletion and  amortization  (DD&A) of our assets, decreased approximately $1.4 million, or 9%, for the third quarter of 2002. Domestically, DD&A decreased $4.6 million due to decreased production in the 2002 period, and to the domestic write-down of oil and gas properties in the fourth quarter of 2001, which decreased our depletable oil and gas property base and to higher reserve volumes which were added primarily through our Lake Washington activities. In New Zealand, DD&A increased by $3.2 million as production and the depletable oil and gas property base both increased in the 2002 period primarily due to the TAWN acquisition. The May 2002 commissioning of our Rimu Processing Station also increased the depletable oil and gas property base. Our overall DD&A rate per Mcfe of production decreased to $1.10 per Mcfe in the third quarter of 2002 from $1.27 per Mcfe in the same 2001 period.

               Our production  costs  increased by $1.7 million,  or 19%, due to
            $2.4 million of production costs in our New Zealand operations that were not present in the 2001 period, partially offset by domestic
            production   cost

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


            decreases of $0.7 million due to decreased production in the 2002 period. These domestic cost decreases were partially offset by increased workover and remedial well work which amounted to $1.1 million, or $0.09 per Mcfe in the 2002 period, while this cost amounted to $0.5 million, or $0.04 per Mcfe in the 2001 period. Our combined production cost per Mcfe increased by $0.11 per Mcfe, to $0.90 in the third quarter of 2002, from $0.79 per Mcfe in the same 2001 period.

               Interest  expense on the credit  facility,  including  commitment fees and amortization of debt issuance costs, totaled $0.4 million in the third quarter of 2002, compared to $1.7 million in the same 2001 period. This decrease is due to a decrease in bank borrowings as proceeds from the senior notes and common stock offerings in the second quarter of 2002 were applied against the credit facility. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, was the same in the third quarter of 2002 and 2001, totaling $3.3 million in each period. Interest expense on our senior notes due 2012, including amortization of debt issuance costs was $4.7 million in the third quarter of 2002. The senior notes due 2012 were issued in the second quarter of 2002 and no comparable expense was present in the 2001 period. Thus, total interest charges for the third quarter of 2002 were $8.4 million, of which $1.8 million was capitalized, compared to the 2001 total of $5.0 million, of which $1.6 million was capitalized. The capitalized portion of interest is related to our unproved properties.

               Net Income. Our third quarter 2002 net income of $1.9 million was
            74% lower than net income of $7.4 million in the third quarter of 2001. This decrease primarily reflected the effect of the reduction in oil and gas sales received in the 2002 period, and increased costs, as discussed above. Basic EPS of $0.07 for the third quarter of 2002 was 76% lower than Basic EPS of $0.30 in the 2001 period.


            RESULTS OF  OPERATIONS  - Nine Months Ended  September  30, 2002 and
            2001

               Revenues. Our revenues decreased 30% to $109.5 million during the first nine months of 2002, as compared to revenues of $155.9 million for the same period in 2001. This decrease was primarily from reductions in our oil and gas sales that resulted from the 54% decrease in domestic gas prices received and the 22% decrease in oil prices received. Partially offsetting the decrease in commodity prices received was the effect of an increase in production from our New Zealand and Lake Washington areas.

               Oil and Gas Sales.  Our oil and gas sales decreased 34% to $101.5 million in the first nine months of 2002, compared to $153.2 million for the comparable period in 2001. Our natural gas production decreased 3%, while our oil production increased 35%, resulting in a 12%, or 3.9 Bcfe, increase in equivalent volumes produced compared to production in the same period in 2001. Our average price on a Mcfe basis, however, decreased 41% comparing the two periods. The increase in production during the 2002 period is primarily from our New Zealand and Lake Washington areas.

               This $51.7 million decrease in oil and gas sales during the first nine months of 2002 resulted from price and volume variances. The components of our sales decrease were:

            o Price  variances,  which  led to an  decrease  in  sales  of $68.0 million, with $52.0 million of the decrease coming from the 54% decrease in average gas prices received, and by a $16.0 million decrease due to a 22% lower average oil price received; and

            o Volume  variances,  which had a $16.3 million  favorable impact on sales, with $19.1 million of the increase coming from the 747 MBbl increase in oil sales volumes, offset by a decrease of $2.8 million from the 0.6 Bcfe decrease in gas sales volumes.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


               The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our core areas and on a total basis for the nine month periods of 2002 and 2001. Natural gas accounted for 54% of total production volumes during the first nine months of 2002 as compared to 62% in 2001.

                                                         Nine Months Ended September 30,
                                                         --------------------------------
             Area                              Revenues (In Millions)         Net Sales Volumes (Bcfe)
             ----                         ------------------------------   -----------------------------
                                                    2002            2001            2002            2001
                                                    ----            ----            ----            ----
         AWP Olmos                                $ 24.1         $  48.9             8.4            10.0
         Brookeland                                  9.2            22.0             3.1             4.9
         Lake Washington                            12.1             3.6             3.1             0.8
         Masters Creek                              25.5            51.9             8.0            11.2
         Other                                      11.3            25.0             4.0             5.9
                                          --------------   -------------   --------------  -------------
                   Total Domestic                 $ 82.2         $ 151.4            26.6            32.8
         Rimu/Kauri                                  2.5             1.8             1.0             0.5
         TAWN                                       16.8             ---             9.6             ---
                                          --------------   -------------   --------------  -------------
                  Total New Zealand               $ 19.3         $   1.8            10.6             0.5
                                          --------------   -------------   --------------  -------------
              Total                              $ 101.5         $ 153.2            37.2            33.3

               Our first nine months 2002 drilling  efforts have focused on Lake
            Washington and New Zealand. With our acquisition of the TAWN assets on January 25, 2002, New Zealand production has increased significantly and was approximately 28% of total production for the period.


               The following table provides additional information regarding our oil and gas sales:

                                                              Net Sales Volume           Average Sales Price
                                                              ----------------           -------------------
                                                     Oil and                                    Oil and
                                                    Condensate       Gas        Combined       Condensate        Gas
       2001                                           (MBbl)        (Bcf)        (Bcfe)           (Bbl)         (Mcf)
       ----                                       ------------   ----------   -----------    ------------   -----------
      Nine Months Ended September 30:
           Domestic                                      2,025         20.6          32.8          $25.78         $4.81
           New Zealand                                      82          ---           0.5          $21.73           ---
                                                  ------------   ----------   ------------   ------------   -----------
                 Total                                   2,107         20.6          33.3          $25.62         $4.81

      2002
      ----
      Nine Months Ended September 30:
           Domestic                                      2,368         12.4          26.6          $20.12         $2.78
           New Zealand                                     486          7.6          10.6          $19.55         $1.29
                                                  ------------   ----------   -----------    ------------   -----------
                 Total                                   2,854         20.0          37.2          $20.02         $2.21

               In the table  above,  for the first nine months of 2002,  natural gas liquids have been combined with oil and condensate for reporting purposes. The natural gas liquids production for the first nine months of 2002 was 1,255 MBbls, at an average price of $11.77 per barrel.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


               In March 2002,  we received  $7.5 million for our interest in the
            Samburg project located in Western Siberia, Russia as a result of the sale by a third party of its ownership in a Russian joint stock company, which owned and operated this field. Although the proceeds from sales of oil and gas properties are generally treated as a reduction of oil and gas property costs, because we had previously charged to expense all $10.8 million of cumulative costs relating to our Russian activities, this cash payment, net of transaction expenses, resulted in recognition of a $7.3 million non-recurring gain on asset disposition in the first quarter of 2002. This activity was recorded in Gain on Asset Disposition in the accompanying statements of income.

               Price-Risk  Management.  During the first nine months of 2002, we recognized net losses of $201,474 relating to our derivative activities, as compared to net gains of $1,924,931 in the 2001 period. In the first nine months of 2002, $162,727 of the losses recognized were unrealized, while $775,056 of the gains recognized in the comparative 2001 period were unrealized. This activity is recorded in "Price Risk Management and Other, net" on the accompanying statements of income.

               Costs and  Expenses.  Our  expenses  for the first nine months of
            2002 increased $11.0 million, or 13% when compared to the same period in 2001. The majority of this increase, or $7.4 million, resulted from increased interest expense due to higher debt balances and interest rates in the current period while the remainder primarily came from increased production costs mostly from increases in overall operating activity in New Zealand.

               Our general and administrative expenses for the first nine months of 2002 increased $1.4 million, or 23%, when compared to the same period in 2001. Our general and administrative expenses per Mcfe produced also increased $0.02 per Mcfe, or 11% during the first nine months of 2002. Such increases reflect additional costs needed to run our increased activities in New Zealand.

               Depreciation,  depletion and  amortization  (DD&A) of our assets, decreased approximately $1.2 million, or 3%, for the first nine months of 2002. Domestically, DD&A decreased $8.6 million due to decreased production in the 2002 period, to the domestic write-down of oil and gas properties in the fourth quarter of 2001 which decreased our depletable oil and gas property base and to higher reserve volumes which were added primarily through our Lake Washington activities. In New Zealand, production and the depletable oil and gas property base both increased in the 2002 period due primarily to the TAWN acquisition. The May 2002 commissioning of our Rimu Production Station also increased the depletable oil and gas property base. Our overall DD&A rate per Mcfe of production decreased to $1.12 per Mcfe in the first nine months of 2002 from $1.29 per Mcfe in the same 2001 period.

               Our production  costs  increased by $3.4 million,  or 12%, due to
            $5.2 million of production costs in our New Zealand operations that were not present in the 2001 period, partially offset by domestic production cost decreases of $1.8 million due to decreased production in the 2002 period. Our combined production cost per Mcfe was $0.82 in both the first nine months of 2002 and 2001.

               Interest  expense on the credit  facility,  including  commitment fees and amortization of debt issuance costs, totaled $3.3 million in the first nine months of 2002, compared to $4.1 million in the same 2001 period. Proceeds from the senior notes and common stock offering in the second quarter of 2002 were applied against the credit facility, which reduced interest expense on the credit facility in the 2002 period. Interest expense and discount on our senior notes due 2009, including amortization of debt issuance costs, was $9.9 million in the first nine months of 2002 and $9.8 million in the same 2001 period. Interest expense on our senior notes due 2012, including amortization of debt issuance costs was $8.7 million in the first nine months of 2002. The senior notes due 2012 were issued in the second quarter of 2002 and no comparable expense was present in the 2001 period. Thus, total interest charges for the first nine months of 2002 were $21.9 million, of which $5.3 million was capitalized, compared to the 2001 total of $13.9 million, of which $4.7 million was capitalized. The capitalized portion of interest is related to our unproved properties.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Net Income. Our net income for the first nine months of 2002 of $8.6 million was 81% lower than net income of $44.7 million in the 2001 period. This decrease primarily reflected the effect of the reduction in oil and gas sales received in the 2002 period, and increased costs, as discussed above. Basic EPS of $0.33 for the first nine months of 2002 was 82% lower than Basic EPS of $1.81 in the 2001 period.

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

               |X| Price  Floors - At October  31,  2002,  we had in place price floors in effect through the December 2002 contract month. The crude oil price floors cover notional volumes of 130,000 barrels of oil, with a floor price of $21 per barrel. The natural gas price floors cover notional volumes of 300,000 Mmbtu, with a floor price of $3 per Mmbtu.

               |X| Collars  - At  October  31,  2002,  we had in  place  certain
                   "collar" financial transactions in effect through the remainder of 2002 and the first quarter of 2003. The crude oil collars cover notional volumes of 225,000 barrels of oil, with floor prices ranging from $20.00 to $21.00 per barrel and ceiling prices ranging from $27.52 to $32.50 per barrel, plus 60% participation by the Company in prices realized above the ceiling. The natural gas collars cover notional volumes of 1,180,000 MMBtu, with floor prices ranging from $2.50 to $3.00 per MMBtu and ceiling prices ranging from $4.21 to $4.83 per MMBtu, also with 60% participation by the Company in prices realized above these ceilings.

               |X| New Zealand Gas Contracts - All of our gas  production in New
                   Zealand is sold under long-term, fixed-price contracts. These contracts protect against price volatility, and our revenue from these contracts will vary only due to production fluctuations and foreign exchange rates.

            Customer Credit Risk

               The Company is exposed to the risk of  financial  non-performance by customers. Our ability to collect on sales to our customers is dependent on the liquidity of our customer base.

               To manage  customer  credit  risk,  the Company  monitors  credit ratings of customers, and seeks letters of credit or parent guarantee protection, as appropriate, and seeks to minimize exposure to any one customer where other customers are readily available. Due to availability of other purchasers, we do not believe the loss of any single oil or gas customer would materially affect our revenues.

                             CONTROLS AND PROCEDURES


               The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act') as of a date within 90 days before the filing of this report. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required under the Exchange Act to be disclosed in this quarterly report.

               There  were no  significant  changes  in the  Company's  internal controls that could significantly affect such controls subsequent to the date of their evaluation.

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

     (a)   Documents filed as part of the report

           (3) Exhibits

               3.1 Amended and Restated Articles of Incorporation of Swift Energy Company

               12   Swift Energy Company Ratio of Earnings to Fixed Charges.

               99.1 Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2002, which are incorporated herein by reference: - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY COMPANY


                                        (Registrant)

Date:     November 12, 2002             By:    (original signed by)
      -------------------------             ------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Senior Vice President,
                                        Chief Financial Officer





Date:     November 12, 2002             By:    (original signed by)
      ------------------------              ------------------------------------
                                        David W. Wesson
                                        Controller and Principal Accounting
                                        Officer


                                  CERTIFICATION
                                  -------------

I, Terry E. Swift, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Swift Energy Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Swift Energy as of, and for, the periods presented in this quarterly report;

4. Swift  Energy's  other   certifying   officer  and  I   are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Swift Energy and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Swift Energy, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Swift Energy's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Swift Energy's other certifying officer and I have disclosed, based on our most recent evaluation, to the Swift Energy's auditors and the audit committee of Swift Energy's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Swift Energy's ability to record, process, summarize and report financial data and have identified for Swift Energy's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Swift Energy's internal controls; and

6. Swift Energy's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                               (original signed by)
                                        --------------------------------------
                                                 Terry E. Swift
                                        President and Chief Executive Officer


                                  CERTIFICATION
                                  -------------

I, Alton D. Heckaman, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Swift Energy Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Swift Energy as of, and for, the periods presented in this quarterly report;

4. Swift  Energy's   other   certifying   officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Swift Energy and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Swift Energy, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Swift Energy's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Swift Energy's other certifying officer and I have disclosed, based on our most recent evaluation, to the Swift Energy's auditors and the audit committee of Swift Energy's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Swift Energy's ability to record, process, summarize and report financial data and have identified for Swift Energy's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Swift Energy's internal controls; and

6. Swift Energy's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002
                                                (original signed by)
                                        -----------------------------------
                                               Alton D. Heckaman, Jr.
                                               Senior Vice President,
                                               Chief Financial Officer

                                 Exhibit 3.1

                     SECOND AMENDED AND RESTATED BYLAWS OF
                              SWIFT ENERGY COMPANY

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

    2. SPECIAL MEETING. A special meeting of shareholders may be called at any time by the president or secretary at the request in writing of the holders of at least ten percent (10%) of the outstanding stock entitled to be voted at such meeting, or a special meeting of shareholders may be called at any time by a majority of the members of the board of directors who are "Continuing Directors," being those directors then in office who have been or will have been directors for the two year period ending on the date notice of the meeting or written consent to take such action is first provided to shareholders, or those directors who have been nominated for election or elected to succeed such directors by a majority of such directors, by the chairman of the board, by the vice chairman of the board or by the president. Only such business shall be transacted at a special meeting as may be stated or indicated in the notice of such meeting.

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

    5. BUSINESS TO BE CONDUCTED AT ANNUAL OR SPECIAL MEETING. At an annual meeting of the shareholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual or special meeting business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board of directors, (b) otherwise properly brought before the meeting by or at the direction of the board of directors, or (c) otherwise properly brought before the meeting by a shareholder. For business to be properly brought before an annual or special meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a shareholder's notice regarding business to be conducted at an annual meeting must be delivered to or mailed and received at the principal executive offices of the corporation, not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. To be timely, a shareholder's notice regarding business to be conducted at a special meeting must be delivered to or mailed and received at the principal executive offices of the corporation no later than the date the notice required under Section 4 of this Article I is provided to the shareholders; provided that, in no event shall the special meeting be held sooner than forty (40) days after the notice is received by the corporation. A shareholder's notice to the secretary shall set forth as to each matter the shareholder proposes to bring before the meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting,
(b) the name and address, as they appear on the corporation's books, of the shareholder proposing such business, (c) the class and number of shares of the corporation which are beneficially owned by the shareholder, and (d) any material interest of the shareholder in such business. Notwithstanding anything in the Bylaws to the contrary, no business shall be conducted at any meeting except in accordance with the procedures set forth in this Section 5. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance with the provisions of this Section 5, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

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

    7. VOTE REQUIRED TO TAKE ACTION. Except as otherwise provided in these Bylaws or the articles of incorporation, when a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes, of the rules of any exchange or quotation system upon which securities of the corporation are traded, or of the articles of incorporation a different vote is required, in which case such express provision shall govern and control the decision of such question. In addition to the foregoing voting requirements, the affirmative vote of the holders of at least sixty-six and two thirds percent (66-2/3%) of the outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors shall be required to sell, assign or dispose of all or substantially all of the corporation's assets (consisting of more than fifty percent (50%) of either the total assets or the total proved reserves of the corporation) in one or a series of related transactions or to merge, consolidate or engage in a share exchange with another corporation or other entity, or to enter into any transaction (including the issuance or transfer of securities of the corporation), with any holder of 20% or more of the outstanding capital stock of the corporation, if such transaction is not approved by a majority of the directors, and any such transaction with a holder of 20% or more the outstanding capital stock of the corporation must otherwise comply with Section 13.03 of the Texas Business Corporation Act (the "TBCA") or successor statute.

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

    3. ELECTION AND TERM.

       (A)The directors are divided into three classes, as nearly equal in number as the total number of directors constituting the entire board permits, with the term of office of one class expiring each succeeding year. At each annual meeting of shareholders the successors to the class of directors whose term shall then expire, shall be elected to hold office until the third succeeding annual meeting or until their respective successors shall have been elected and qualified, unless removed in accordance with these Bylaws. Directors need not be shareholders nor residents of Texas.

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

    5. REMOVAL. Any director or the entire board of directors of the corporation may be removed at any time, with cause by the affirmative vote of the holders of sixty-six and two-thirds percent (66-2/3%) or more of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors cast at a meeting of the shareholders called for that purpose and for which notice was provided in accordance with these Bylaws.

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

    10. SPECIAL MEETINGS. Special meetings of the board of directors shall be held in any manner permitted by law or these Bylaws and whenever called by the chairman of the board, the present or by a majority of the directors for the time being in office.

    11. NOTICE. The secretary shall give notice of each special meeting in person, or by mail or telegraph at least two (2) days before the meeting to each director. The attendance of a director at any meeting or the participation by a director in a conference meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting or participates in a conference meeting or the express purpose of objecting the transaction of any business on the grounds that the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

    At any meeting at which every director shall be present in person or by participation, even though without any notice, any business may be transaction.

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

    At all meetings of the board of directors, the chairman of the board of directors shall preside, in the absence of the chairman of the board, the vice chairman of the board shall preside. In the absence of the chairman and vice chairman of the board, the president shall preside, and in the absence of all three such officers, a chairman shall be chosen by the board from among the directors present.

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

    16. PRESUMPTION OF ASSENT. A director of the corporation who is present at a meeting of the board of directors or by law at which action of any corporate matter is taken shall be presumed to have assented to the action unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

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

                                   ARTICLE III

                                    OFFICERS

    1. NUMBER, TITLES AND TERM OF OFFICE. The officers of the corporation shall be a chairman of the board, a vice-chairman of the board, a president, one or more vice presidents, a secretary, a treasurer, and such other officers as the board of directors may from time to time elect or appoint. Each officer shall hold office until his or her successor shall have been duly elected by the board and qualified or until his death or until he or she shall resign or shall have been removed in the manner hereinafter provided. One person may hold more than one office. None of the officers need be a director.

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

    5. POWERS AND DUTIES OF THE CHAIRMAN OF THE BOARD AND THE VICE-CHAIRMAN OF THE BOARD. The chairman of the board shall preside at all meetings of the shareholders and of the board of directors and shall have such other powers and duties as from time to time may be assigned to him by the board of directors. In the absence of the chairman of the board, the vice-chairman of the board shall be responsible for the duties, and shall have the power and authority, of the chairman of the board.

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

                          (1) The corporation shall indemnify a person who was, is, or is threatened to be made a named defendant or respondent in a proceeding because the person is or was a director of the corporation, and who does not qualify for indemnification under subsection B of this Section, if it is determined, in accordance with the procedure set out in Section F of
                                   Article 2.02-1 of the TBCA, that the person:

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

           (2) The termination of a proceeding by judgment, order, settlement, or conviction, or on a plea of nolo contendere or its equivalent, is not of itself determinative that the person did not meet the requirements set forth in subsection C(1) hereof. A person shall be deemed to have been found liable in respect of any claim, issue or matter only after the person shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom.

           (3) A person shall be indemnified under subsection C(1) hereof against judgments, penalties (including excise and similar taxes), fines, settlements, and reasonable expenses actually incurred by the person in connection with the proceeding; but if the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification (1) is limited to reasonable expenses actually incurred by the person in connection with the proceeding and
(2) shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation.

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

         E. Advancement of expenses. Reasonable expenses incurred by a director who was, is, or is threatened to be made a named defendant or respondent in a proceeding shall be paid or reimbursed by the corporation in advance of the final disposition of the proceeding and without any of the determinations specified in Sections F and G of Article 2.02-1 of the TBCA if the requirements of Sections K and L of Article 2.02-1 of the TBCA are satisfied. The board of directors may authorize the corporation's counsel to represent such individual in any proceeding, whether or not the corporation is a party thereto.

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

       4. PROCEDURE FOR INDEMNIFICATION. To request indemnification pursuant hereto, written notice describing the circumstances and proceedings giving rise to such request shall be submitted to the corporation at 16825 Northchase Drive, Suite 400, Houston, Texas 77060. Any indemnification of a director or officer of the corporation, or another person entitled to indemnification pursuant to
Section 3 hereof, or
advance of costs, charges and expenses to a director or officer or another person entitled to indemnification pursuant to Section 3 hereof, shall be made promptly, and in any event within 30 days, upon the written notice of such individual. If a determination by the corporation that the individual is entitled to indemnification pursuant to this Article is required, and the corporation fails to respond within 60 days to a written request for indemnity, the corporation shall be deemed to have approved such request. If the corporation denies a written request for indemnity or advancement of expenses, in whole or in part, or if payment in full pursuant to such request is not made within 30 days, the right to indemnification or advances as granted by this Article shall be enforceable by such individual in any court of competent jurisdiction in Harris County, Texas. It shall be a defense to any such action (other than an action brought to enforce a claim for the advance of reasonable expenses where the required undertaking, if any, has been received by the corporation) that the claimant has not met the standard of conduct set forth in subsection 1(C)(1) hereof, but the burden of proving such defense shall be on the corporation. Neither the failure of the corporation to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct set forth in subsection 1(C)(1) hereof, nor the fact that there has been an actual determination by the corporation that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

       5. SURVIVAL; PRESERVATION OF OTHER RIGHTS. The foregoing indemnification provisions contained in this Article shall be deemed to be a contract between the corporation and each director, officer, employee or agent, or another person entitled to indemnification pursuant to Section 3 hereof, who serves in any such capacity at any time while these provisions, as well as the relevant provisions of the TBCA are in effect, and any repeal or modification thereof shall not affect any right or obligation then existing with respect to any state of facts then or previously existing or any action, suit or proceeding previously or thereafter brought or threatened based in whole or in part upon any such state of facts. Such a "contract right" may not be modified retroactively without the consent of such director or officer, employee, agent or another person entitled to indemnification pursuant to Section 3 hereof. Notwithstanding this provision, the corporation may enter into additional contracts of indemnity with these persons, which contracts may provide the same rights as provided by this Article, or may restrict or increase the rights provided by this Article.

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

                                    ARTICLE V

                                  CAPITAL STOCK

       1. CERTIFICATE OF SHARES. The certificates for shares of the capital stock of the corporation shall be in such form as shall be approved by the board of directors. The certificates shall be signed by the president or a vice president, and also by the secretary or an assistant secretary or by the treasurer or an assistant treasurer and may be sealed with the seal of this corporation or a facsimile thereof. Where any such certificate is countersigned by a transfer agent, or registered by a registrar, either of which is other than the corporation itself or an employee of the corporation, the signatures of any such president or vice president and secretary or assistant secretary may be facsimiles. They shall be consecutively numbered and shall be entered in the books of the corporation as they are issued and shall exhibit the holder's name and the number of shares.

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

       3. CLOSING OF TRANSFER BOOKS. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders, or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, fifty (50) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten (10) days immediately preceding such meeting. In lieu of closing the stock transfer books, the board of directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty (50) days and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which the notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as herein provided, such determination shall apply to any adjournment thereof except where the determination has been made through the closing of stock transfer books and the stated period of closing has expired.

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

       2. RESERVES. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, deem proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

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

                                   ARTICLE VII

                                   AMENDMENTS

     These Bylaws may be altered, amended or repealed or new Bylaws may be adopted at any annual meeting of the board of directors or at any special meeting of the board of directors at which a quorum is present provided notice of the proposed alteration, amendment, repeal or adoption be contained in the notice of such meeting, by the affirmative vote of a majority of the Continuing Directors (as that term is defined in Article I, Section 2); provided, however, that no change of the time or place of the annual meeting of the board of directors shall be made after the issuance of notice thereof. In accordance with the Articles of Incorporation, the shareholders may amend or repeal any provisions of these Bylaws adopted by the board of directors, but only by the affirmative vote of the holders of sixty-six and two-thirds percent (66?%) or more of the outstanding capital stock of the corporation.


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

       3. NOTICE AND WAIVER OF NOTICE. Whenever any notice whatever is required to be given under the provisions of these Bylaws, said notice shall be deemed to be sufficient if given by depositing the same in a post office box in a sealed postpaid wrapper addressed to the person entitled thereto at his post office address, as it appears on the books of the corporation, and such notice shall be deemed to have been given on the day of such mailing. A waiver of notice, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

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



                                     (Original signed by)
                                   ----------------------------
                                   Bruce H. Vincent
                                   Secretary

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES


                                          Nine Months Ended September 30,

                                             2002                   2001
                                   --------------------    -------------------

GROSS G&A                                    19,295,100             19,355,263
NET G&A                                       7,368,989              5,991,518
INTEREST EXPENSE                             16,607,651              9,232,406
RENT EXPENSE                                  1,334,370                960,617
NET INCOME BEFORE TAXES                      13,126,311             70,529,593
CAPITALIZED INTEREST                          5,224,273              4,679,802
DEPLETED CAPITALIZED INTEREST                   181,125                224,693


    CALCULATED DATA
-------------------------------
UNALLOCATED G&A (%)                              38.19%                 30.96%
NON-CAPITAL RENT EXPENSE                        509,609                297,364
1/3 NON-CAPITAL RENT EXPENSE                    169,870                 99,121
FIXED CHARGES                                22,001,794             14,011,329
EARNINGS                                     30,084,957             80,085,814

                                                   1.37                   5.72
                                   ====================    ===================

                                  Exhibit 99.1

      Certification of Chief Executive Officer and Chief Financial Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on November 12, 2002, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


     Dated:  November 12, 2002                 (Original signed by)
                                       -----------------------------------------
                                               Alton D. Heckaman, Jr.
                                          Senior Vice President-Finance and
                                               Chief Financial Officer

     Dated:  November 12, 2002                 (Original signed by)
                                       ---------------------------------------
                                                  Terry E. Swift
                                        President and Chief Executive Officer


This certification made in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 accompanies the Quarterly Report on Form 10-Q of Swift for the period ended September 30, 2002. This certification shall not be deemed filed by Swift for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.