Form 10-Q
period 2003-03-31
SWIFT ENERGY CO
filed 2003-05-13
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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


            Common Stock                       27,284,710 Shares
           ($.01 Par Value)              (Outstanding at April 30, 2003)
           (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                            PAGE


         Item 1.    Consolidated Financial Statements
                    Consolidated Balance Sheets
                    -  March 31, 2003 and December 31, 2002                                  3

                    Consolidated Statements of Income
                    -  For the Three-month periods ended March 31, 2003 and 2002             5

                    Consolidated Statements of Stockholders' Equity
                    - March 31, 2003 and December 31, 2002                                   6

                    Consolidated Statements of Cash Flows
                    - For the Three-month periods ended March 31, 2003 and 2002              7

                    Notes to Consolidated Financial Statements                               8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                               16

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk              23

         Item 4.    Controls and Procedures                                                 24

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                       25
         Item 2.    Changes in Securities and Use of Proceeds                             None
         Item 3.    Defaults Upon Senior Securities                                       None
         Item 4.    Submission of Matters to a Vote of Security Holders                   None
         Item 5.    Other                                                                 None
         Item 6.    Exhibits and Reports on Form 8-K                                        25

SIGNATURES                                                                                  26

CERTIFICATIONS                                                                              26

                              SWIFT ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                  March 31, 2003                December 31, 2002
                                                            ------------------------       -------------------------
                                                                   (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents                                $              4,318,286       $               3,816,107
   Accounts receivable -
     Oil and gas sales                                                    25,678,344                      17,360,716
     Associated limited partnerships
        and joint ventures                                                   387,773                         191,964
     Joint interest owners                                                   343,840                       3,364,846
   Other current assets                                                    6,342,388                       5,034,566
                                                            ------------------------       -------------------------
        Total Current Assets                                              37,070,631                      29,768,199
                                                            ------------------------       -------------------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                                 1,178,749,844                   1,150,633,802
     Unproved properties not being amortized                              69,386,559                      69,603,481
                                                            ------------------------       -------------------------
                                                                       1,248,136,403                   1,220,237,283
   Furniture, fixtures, and other equipment                                9,870,932                       9,595,944
                                                            ------------------------       -------------------------
                                                                       1,258,007,335                   1,229,833,227
   Less-Accumulated depreciation, depletion,
        and amortization                                                (519,199,697)                   (504,323,773)
                                                            ------------------------       -------------------------
                                                                         738,807,638                     725,509,454
                                                            ------------------------       -------------------------
 Other Assets:
   Deferred income taxes                                                   1,874,962                       2,680,585
   Deferred charges                                                        8,795,894                       9,047,621
                                                            ------------------------       -------------------------
                                                                          10,670,856                      11,728,206
                                                            ------------------------       -------------------------

                                                            $            786,549,125       $             767,005,859
                                                            ========================       =========================


See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 2003              December 31, 2002
                                                                   ------------------------     ------------------------
                                                                           (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts payable and accrued liabilities                          $             36,180,080     $             43,028,708
 Payable to associated limited partnerships                                             ---                       91,126
   Undistributed oil and gas revenues                                             6,138,030                    3,764,350
                                                                   ------------------------     ------------------------
       Total Current Liabilities                                                 42,318,110                   46,884,184
                                                                   ------------------------     ------------------------

 Long-Term Debt                                                                 329,991,985                  324,271,973
 Deferred Income Taxes                                                           33,197,744                   30,776,518
 Asset Retirement Obligation                                                      9,185,546                          ---

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                                ---                          ---
   Common stock, $.01 par value, 85,000,000
     shares authorized, 27,811,728 and 27,811,632
     shares issued, and 27,284,710 and 27,201,509
     shares outstanding, respectively                                               278,117                      278,116
   Additional paid-in capital                                                   333,143,877                  333,543,471
   Treasury stock held, at cost, 527,018 and
     610,123 shares, respectively                                                (7,558,093)                  (8,749,922)
   Retained earnings                                                             46,287,657                   40,179,572
   Other comprehensive loss, net of taxes                                          (295,818)                    (178,053)
                                                                   ------------------------     ------------------------
                                                                                371,855,740                  365,073,184
                                                                   -------------------------    ------------------------

                                                                   $            786,549,125     $            767,005,859
                                                                   ========================     ========================


See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                        Consolidated Statements of Income
                                   (UNAUDITED)

                                                                              Three months ended
                                                                -----------------------------------------------
                                                                        03/31/03                 03/31/02
                                                                ----------------------     --------------------
       Revenues:
         Oil and gas sales                                      $           54,850,299     $         26,612,841
         Fees from limited partnerships
           and joint ventures                                                    8,055                    4,625
         Interest income                                                        37,692                    5,762
         Gain on asset disposition                                                 ---                7,332,668
         Price-risk management and other, net                               (1,396,053)                 398,181
                                                                ----------------------     --------------------
                                                                            53,499,993               34,354,077
                                                                ----------------------     --------------------

       Costs and Expenses:
         General and administrative, net                                     3,556,548                2,274,027
         Depreciation, depletion and amortization                           14,911,763               13,960,764
         Accretion of asset retirement obligation                              215,383                      ---
         Oil and gas production                                             11,907,653                9,565,407
         Interest expense, net                                               6,684,902                3,879,804
                                                                ----------------------     --------------------
                                                                            37,276,249               29,680,002
                                                                ----------------------     --------------------

       Income Before Income Taxes and Cumulative
         Effect of Change in Accounting Principle                           16,223,744                4,674,075

       Provision for Income Taxes                                            5,738,807                1,654,265
                                                                ----------------------     --------------------

       Income Before Cumulative Effect of Change
         in Accounting Principle                                            10,484,937                3,019,810

       Cumulative Effect of Change in Accounting
         Principle (net of taxes)                                            4,376,852                      ---
                                                                ----------------------     --------------------
       Net Income                                               $            6,108,085     $          3,019,810
                                                                ======================     ====================

       Per share amounts -
         Basic:   Income Before Cumulative Effect of
                      Change in Accounting Principle            $                 0.38     $               0.12
                  Cumulative Effect of Change in
                      Accounting Principle                                       (0.16)                     ---
                                                                ----------------------     --------------------
                  Net Income                                    $                 0.22     $               0.12
                                                                ======================     ====================

         Diluted: Income Before Cumulative Effect of
                      Change in Accounting Principle            $                 0.38     $               0.12
                  Cumulative Effect of Change in
                      Accounting Principle                                       (0.16)                     ---
                                                                ----------------------     --------------------
                  Net Income                                    $                 0.22     $               0.12
                                                                ======================     ====================
       Weighted Average Shares Outstanding                                  27,243,142               24,881,604
                                                                ======================     ====================


See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                    Accumulated
                                                    Additional                      Retained          Other
                                        Common        Paid-in         Treasury      Earnings       Comprehensive
                                      Stock (1)       Capital          Stock        (Deficit)          Loss            Total
                                      ----------  ---------------  -------------  -------------   ---------------  -------------
Balance, December 31, 2001            $  256,346  $   296,172,820  $ (12,032,791) $  28,256,345   $             -  $ 312,652,720
  Stock issued for benefit plans
     (38,149 shares)                         292          617,960        127,795              -                 -        746,047
  Stock options exercised
     (112,995 shares)                      1,130        1,206,413              -              -                 -      1,207,543
  Public stock offering
     (1,725,000 shares)                   17,250       30,465,809              -              -                 -     30,483,059
  Employee stock purchase plan
     (9,801 shares)                           98          122,343              -              -                 -        122,441
  Stock issued in acquisitions
     (520,000 shares)                      3,000        4,958,126      3,155,074              -                 -      8,116,200
Comprehensive income:
  Net income                                   -                -              -     11,923,227                 -     11,923,227
  Change in fair value of
    cash flow hedges, net of
         income tax                            -                -              -              -          (178,053)      (178,053)
                                                                                                                   -------------
    Total comprehensive income                 -                -              -              -                 -     11,745,174
                                      ----------  ---------------  -------------  -------------   ---------------  -------------
Balance, December 31, 2002            $  278,116  $   333,543,471  $ (8,749,922)  $  40,179,572   $      (178,053) $ 365,073,184
                                      ==========  ===============  =============  =============   ===============  =============

  Stock issued for benefit plans
     (83,201 shares) (2)                       1         (399,594)     1,191,829              -                 -        792,236
Comprehensive income:
  Net income (2)                               -                -              -      6,108,085                 -      6,108,085
  Change in fair value of
    cash flow hedges, net of
         income tax (2)                        -                -              -              -          (117,765)      (117,765)
                                                                                                                   -------------
    Total comprehensive income (2)             -                -              -              -                 -      5,990,320
                                      ----------  ---------------  -------------  -------------   ---------------  -------------
Balance, March 31, 2003 (2)           $  278,117  $   333,143,877  $  (7,558,093) $  46,287,657   $      (295,818) $ 371,855,740
                                      ==========  ===============  =============  =============   ===============  =============

(1)$.01 par value
(2) Unaudited

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Period Ended March 31,
                                                                     -----------------------------------------------
                                                                              2003                       2002
                                                                     ---------------------       -------------------
Cash Flows From Operating Activities:
  Net income                                                         $           6,108,085       $         3,019,810
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Cumulative effect of change in accounting principle                          4,376,852                       ---
    Depreciation, depletion, and amortization                                   14,911,763                13,960,764
    Accretion of asset retirement obligation                                       215,383                       ---
    Deferred income taxes                                                        5,738,807                 1,653,112
    Gain on asset disposition                                                          ---                (7,332,668)
    Other                                                                          291,780                   161,479
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable, excluding
        income taxes receivable                                                 (7,076,900)                  117,972
      Increase (decrease) in accounts payable and accrued
        liabilities                                                              2,233,028                (1,346,838)
      Decrease in income taxes receivable                                              ---                   600,000
                                                                     ---------------------       -------------------
        Net Cash Provided by Operating Activities                               26,798,798                10,833,631
                                                                     ---------------------       -------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                          (26,335,122)              (83,041,243)
  Proceeds from the sale of property and equipment                                 551,263                 7,522,775
  Net cash distributed as operator of
    oil and gas properties                                                      (5,889,986)              (10,591,271)
  Net cash distributed as operator of partnerships
    and joint ventures                                                            (286,935)              (23,089,369)
  Other                                                                            (35,839)                   33,082
                                                                     ---------------------       -------------------
        Net Cash Used in Investing Activities                                  (31,996,619)             (109,166,026)
                                                                     ---------------------       -------------------

Cash Flows From Financing Activities:
  Net proceeds from bank borrowings                                              5,700,000                97,000,000
  Net proceeds from issuances of common stock                                          ---                   346,908
  Payments of debt issuance costs                                                      ---                  (347,185)
                                                                     ---------------------       -------------------
        Net Cash Provided by Financing Activities                                5,700,000                96,999,723
                                                                     ---------------------       -------------------

Net Increase (Decrease) in Cash and Cash Equivalents                               502,179                (1,332,672)

Cash and Cash Equivalents at Beginning of Period                                 3,816,107                 2,149,086
                                                                     ---------------------       -------------------

Cash and Cash Equivalents at End of Period                           $           4,318,286       $           816,414
                                                                     =====================       ===================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized                                                        $           4,939,154       $         6,934,950
Cash paid during period for income taxes                             $                 ---       $               ---

Non-cash investing activity:

Issuance of common stock in acquisitions                             $                 ---       $         4,204,200


See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

(1)   GENERAL INFORMATION

         The consolidated financial statements included herein have been prepared by Swift Energy Company and are unaudited, except for the balance sheet at December 31, 2002, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of our management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Oil and Gas Properties

         We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Under the full-cost method of accounting, such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead or similar activities, are also capitalized. Interest costs related to unproved properties are also capitalized to unproved oil and gas properties. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

         No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions involving a significant amount of reserves or where the proceeds from the sale of oil and gas properties would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center.

         Future  development  costs are estimated  property by property based on
      current   economic   conditions  and  are  amortized  to  expense  as  our
      capitalized oil and gas property costs are amortized.

         We compute the provision for depreciation, depletion, and amortization of oil and gas properties by the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties (net of salvage value)--including future development costs, gas processing facilities and capitalized asset retirement obligations, but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. Furniture, fixtures and other equipment are depreciated by the straight-line method at rates based on the estimated useful lives of the property. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

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

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


         Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, including gas processing facilities and capitalized asset retirement obligations, net of related salvage values and deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using unhedged period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). This calculation is done on a country-by-country basis for those countries with proved reserves.

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

      Earnings Per Share

         Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share ("Diluted EPS") for all periods also assumes, as of the beginning of the period, exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three-month periods ended March 31, 2003 and 2002:

                                                               Three Months Ended March 31,
                                           -----------------------------------------------------------------------------------
                                                             2003                                      2002
                                           ----------------------------------------   ----------------------------------------
                                               Net                       Per Share         Net                       Per Share
                                              Income        Shares         Amount         Income        Shares         Amount
                                           -------------  -----------  ------------   -------------  ------------   ----------
      Basic EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Share Amounts      $  10,484,937   27,243,142  $        .38   $   3,019,810    24,881,604   $      .12
        Stock Options                                ---       66,734                           ---       465,061
                                           -------------  -----------                 -------------  ------------
      Diluted EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Assumed Share
          Conversions                      $  10,484,937   27,309,876  $        .38   $   3,019,810    25,346,665   $      .12
                                           -------------  -----------                 -------------  ------------

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


         Options to purchase approximately 3.0 million shares of common stock, at an average exercise price of $16.59 were outstanding at March 31, 2003. Approximately 1.7 million options to purchase shares were not included in the computation of Diluted EPS, for the three months ended March 31, 2003, because the options were antidilutive as the option price was greater than the average closing market price of the common shares during those periods.

      Other Comprehensive Loss

         We follow the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. We had no such changes in the first quarter of 2002. The components of accumulated other comprehensive loss and related tax effects for the three months ended March 31, 2003 were as follows:

                                                     Gross Value         Tax Effect      Net of Tax Value
                                                  ----------------    ---------------    ----------------
        Balance at December 31, 2002              $        278,208    $       100,155    $        178,053
        Change in fair value of cash flow hedges         1,295,882            466,517             829,365
        Effect of cash flow hedges settled
           during the period                            (1,111,875)          (400,275)           (711,600)
                                                  ----------------    ---------------    ----------------
        Balance at March 31, 2003                 $        462,215    $       166,397    $        295,818
                                                  ================    ===============    ================


      Stock Based Compensation

         We account for three stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had compensation expense for these plans been determined based on the fair value of the options using the Black-Scholes option pricing model, and consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                                                       Three Months Ended March 31,
                                                                           ----------------------------------------------
                                                                                    2003                       2002
                                                                           ---------------------       ------------------
      Net Income:             As Reported                                             $6,108,085               $3,019,810
                              Stock-based employee compensation
                              expense determined under fair value
                              method for all awards, net of tax                         (981,942)              (1,090,059)
                                                                           ---------------------       ------------------
                              Pro Forma                                               $5,126,143               $1,929,751

      Basic EPS:              As Reported                                                   $.22                     $.12
                              Pro Forma                                                     $.19                     $.08

      Diluted EPS:            As Reported                                                   $.22                     $.12
                              Pro Forma                                                     $.18                     $.08

         Pro forma compensation cost reflected above may not be representative of the cost to be expected in future periods.

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


      Price Risk Management Activities

         We follow SFAS No. 133 which requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement also establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. Special hedge accounting for qualifying hedges would allow the gains and losses on derivatives to offset related results on the hedged item in the income statements and would require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was adopted by us effective January 1, 2001.

         We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of protection price floors and collars. During the first three months of 2003 and 2002 we recognized net losses of $1,418,274 and net gains of $85,718, respectively, relating to our derivative activities. Approximately $86,283 of the losses recognized in the 2003 period were unrealized, as the contracts were still open, while all of the gains recognized in the comparative 2002 period were realized. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At March 31, 2003, we had recorded $295,818 of derivative losses, net of tax effects of $166,397, in "Other comprehensive loss" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for the first three months of 2003 was not material. We expect to reclassify all amounts currently held in "Other comprehensive loss" into the statement of income within the next six months when the forecasted sale of hedged production occurs.

         As of March 31, 2003, we had entered into certain "collar" financial transactions in effect through the June 2003 contract month. The natural gas collars cover notional volumes of 400,000 MMBtu for the price floors and 160,000 MMBtu for the price ceilings, with a weighted average floor price of $3.00 per MMBtu and a weighted average ceiling price of $5.50 per MMBtu. The crude oil collars cover notional volumes of 300,000 barrels for the price floors and 120,000 barrels for the price ceilings, with a weighted average floor price of $22.70 per barrel and a weighted average ceiling price of $30.66 per barrel. We also had in place price floors in effect through the October 2003 contract month for natural gas and May 2003 for crude oil. The natural gas price floors cover notional volumes of 2,700,000 MMBtu with a weighted average floor price of $4.36 per MMBtu. The crude oil price floors cover notional volumes of 230,000 barrels of oil, with a weighted average floor price of $26.29 per barrel. As a method of limiting downside risk associated with our crude oil collars, we have calls in effect through the June 2003 contract month. The crude oil calls cover notional volumes of 120,000 barrels of oil, with a weighted average call price of $50 per barrel of oil. When we entered into the preceding transactions, with the exception of the April crude oil floors, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of its oil and natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in Other Comprehensive Income (Loss). When the hedged transactions are recorded upon the actual sale of oil and natural gas, these gains or losses are transferred from Other Comprehensive Income
      (Loss) and recorded in "Price-risk management and other, net" on the income statement. The fair value of our derivatives are computed using the Black-Scholes option pricing model and are periodically verified against quotes from brokers. At March 31, 2003, the fair values of the derivative instruments were as follows: natural gas collars represented a liability of $20,479, crude oil collars represented a liability of $80,760, natural gas price floors represented an asset of $397,172, crude oil price floors represented an asset of $64,902 and crude oil calls represented an asset of $1,169. These instruments are recognized on the balance sheet in "Other current assets."

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


      Asset Retirement Obligation

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. SFAS No. 143 was adopted by us effective January 1, 2003. Upon mandatory adoption of SFAS No. 143 effective January 1, 2003, we recorded an asset retirement obligation of $8.9 million, an addition to oil and gas properties of $2.0 million and a non-cash charge of $4.4 million (net of $2.5 million of deferred taxes), which is recorded as a Cumulative Effect of Change in Accounting Principle. The pro forma effect on the first quarter of 2002, assuming adoption of SFAS No. 143 effective January 1, 2002, would have included a non-cash charge of $3.7 million (net of $2.1 million of deferred taxes), which would have been recorded as a Cumulative Effect of Change in Accounting Principle, and a net loss of $0.9 million, which compares to our actual net income in the first quarter of 2002 of $3.0 million. Our pro forma first quarter 2002 loss per share for both Basic EPS and Diluted EPS, assuming adoption of SFAS No. 143 effective January 1, 2002, would have been $(0.03) per share. Our actual first quarter 2002 Basic and Diluted EPS was $0.12 per share.

(3)    LONG-TERM DEBT

         Our long-term debt as of March 31, 2003 and December 31, 2002, is as follows (in thousands):

                                      March 31,                December 31,
                                        2003                       2002
                                 -----------------        -------------------
Bank Borrowings                  $           5,700        $               ---
Senior Notes due 2009                      124,292                    124,272
Senior Notes due 2012                      200,000                    200,000
                                 -----------------        -------------------
          Long-Term Debt         $         329,992        $           324,272
                                 -----------------        -------------------

         The unamortized discount on the Senior Notes due 2009 was approximately
      $708,000   and   $728,000  at  March  31,  2003  and   December  31,  2002
      respectively.

      Bank Borrowings

         Under our $300.0 million credit facility with a syndicate of nine banks at March 31, 2003 we had $5.7 million in outstanding borrowings and no outstanding borrowings at year-end 2002. At March 31, 2003, the credit facility consisted of a $300.0 million secured revolving line of credit with a $195.0 million borrowing base. The interest rate is either (a) the lead bank's prime rate (4.25 % at March 31, 2003) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Of the $5.7 million borrowed at March 31, 2003, $5.0 million was borrowed at the LIBOR rate plus applicable margin, which was 2.59%. Our credit facility extends until October 1, 2005.

         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of Company stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt or repurchasing our existing Senior Notes. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


      properties. We have also pledged 65% of the stock in our two active New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group in May 2003 with the same $195.0 million borrowing base on May 1, 2003. We requested that the commitment amount with our bank group be reduced to $150 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The next scheduled borrowing base review is November 2003.

      Senior Notes Due 2009

         Our Senior Notes due 2009 at March 31, 2003, consist of $125,000,000 of 10.25% Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on February 1 and August 1. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of our Senior Notes include, among other restrictions, a limit on repurchases by Swift of its common stock. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

      Senior Notes Due 2012

         Our Senior Notes due 2012 at March 31, 2003, consist of $200,000,000 of 9.375% Senior Subordinated Notes due 2012. The Senior Notes were issued on April 11, 2002 and will mature on May 1, 2012. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on May 1 and November
      1. On or after May 1, 2007, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 104.688% of principal, declining to 100% in 2010. In addition, prior to May 1, 2005, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 109.375% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of our Senior Notes include, among other restrictions, a limit on repurchases by Swift of its common stock. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

(4)   STOCKHOLDERS' EQUITY

         In March 2002, we issued 220,000 shares of our common stock, along with cash consideration as an effective date adjustment, to acquire all of the New Zealand assets of Antrim Oil and Gas Limited ("Antrim"). At the time, these 220,000 shares, with a fair market value of $4.2 million, were issued from our treasury shares, and resulted in an increase to paid-in capital of $1.0 million and a decrease in the value of our treasury stock of $3.2 million. In April 2002, we issued 1,725,000 shares of common stock in a public offering, at a price of $18.25 per share. Gross proceeds from this offering were $31,481,250, with issuance costs of $998,191. In September 2002, we issued 300,000 shares of our common stock with a fair market value of $3.9 million, along with $2.7 million in cash, to acquire the interests owned by Bligh Oil and Minerals N.L. ("Bligh") in the Swift operated Rimu/Kauri and TAWN permits, mining licenses and facilities in New Zealand.

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


(5)   FOREIGN ACTIVITIES

         As of March 31, 2003, our gross capitalized oil and gas property costs in New Zealand totaled approximately $181.3 million. Approximately $151.3 million has been included in the proved properties portion of our oil and gas properties, while $30.0 million is included as unproved properties. Our functional currency in New Zealand is the U.S. dollar.

(6)   SEGMENT INFORMATION

         Below is a summary of financial information by country:

                                                                     Three Months Ended March 31,
                                     -----------------------------------------------------------------------------------------------
                                                         2003                                           2002
                                     ----------------------------------------------   ---------------------------------------------
                                                           New                                            New
                                        Domestic         Zealand          Total          Domestic        Zealand          Total
                                     -------------   --------------   -------------   -------------   -------------   -------------
Oil and gas sales                    $  43,741,176   $   11,109,123   $  54,850,299   $  22,473,381   $   4,139,460   $  26,612,841

Costs and Expenses:
    Depreciation, depletion and
      amortization                       9,796,980        5,114,783      14,911,763      12,161,295       1,799,469      13,960,764
    Accretion of asset retirement
      obligation                           149,441           65,942         215,383             ---             ---             ---
    Oil and gas production               9,172,819        2,734,834      11,907,653       8,759,867         805,540       9,565,407
                                     -------------   --------------   -------------   -------------   -------------   -------------

Income from oil and gas operations   $  24,621,936   $    3,193,564   $  27,815,500   $   1,552,219   $   1,534,451   $   3,086,670
                                     =============   ==============   =============   =============   =============   =============

Property, Plant and Equipment, net   $ 575,025,253   $  163,782,385   $ 738,807,638   $ 543,218,105   $ 142,681,619   $ 685,899,724
                                     =============   ==============   =============   =============   =============   =============


(7)   ACQUISITIONS AND DISPOSITIONS

         New Zealand. Through our subsidiary, Swift Energy New Zealand Limited ("SENZ"), we acquired Southern Petroleum (NZ) Exploration Limited ("Southern NZ") in January 2002 for approximately $51.4 million in cash. We allocated $36.1 million of the acquisition price to "Proved properties," $10.0 million to "Unproved properties," $4.9 million to "Deferred income taxes" and $0.4 million to "Other current assets" on our Consolidated Balance Sheet. Southern NZ was an affiliate of Shell New Zealand and owns interests in four onshore producing oil and gas fields, hydrocarbon processing facilities, and pipelines connecting the fields and facilities to export terminals and markets. This acquisition was accounted for by the purchase method of accounting.

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

         Russia. In 1993, we entered into a Participation Agreement with Senega, a Russian Federation joint stock company, to assist in the development and production of reserves from two fields in Western Siberia and received a 5% net profits interest. We also purchased a 1% net profits interest. Our investment in Russia was fully impaired in the third quarter of 1998. In March 2002, we received $7.5 million for our investment in Russia. Although the proceeds from sales of oil and gas properties are generally treated as a reduction of oil and gas

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


      property costs, because we had previously charged to expense all $10.8 million of cumulative costs relating to our Russian activities, this cash payment, net of transaction expenses, resulted in recognition of a $7.3 million non-recurring gain on asset disposition in the first quarter of 2002.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GENERAL

         Over the last several years, we have emphasized adding reserves through drilling activity, while adding reserves through strategic purchases of producing properties when oil and gas prices were at lower levels and other market conditions were appropriate. We used this flexible strategy of employing both drilling and acquisitions to add more reserves than we depleted through production during this period.

      CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         Our contractual commitments for the remainder of 2003 and next four years and thereafter as of March 31, 2003 are as follows:

                                     2003          2004         2005          2006          2007        Thereafter         Total
                                     ----          ----         ----          ----          ----        ----------         -----
Non-cancelable operating lease
  commitments                     $ 1,642,772  $ 2,191,495  $   523,755   $   190,676   $   190,676   $     186,834   $   4,926,208
Capital commitments due to
  pipeline operators                  782,959           --           --            --            --              --         782,959
Asset Retirement Obligation (1)     1,138,635      688,785           --     3,238,721        63,240       4,056,165       9,185,546
Senior Notes due 2009 (2)                  --           --           --            --            --     125,000,000     125,000,000
Senior Notes due 2012 (2)                  --           --           --            --            --     200,000,000     200,000,000
Credit Facility which expires in
  October 2005 (3)                         --           --    5,700,000            --           --               --      5,700.0000
                                  -----------  -----------  -----------   -----------   -----------   -------------   -------------
                                  $ 3,564,366  $ 2,880,280  $ 6,223,755   $ 3,429,397   $   253,916   $ 329,242,999   $ 345,594,713
                                  ===========  ===========  ===========   ===========   ===========   =============   =============

      (1) Amounts shown by year are the net present value, discounted to March 31, 2003.
      (2) These amounts do not include the interest obligation, which is paid semiannually.
      (3) These amounts exclude a $0.8 million standby letter of credit outstanding under this facility.

      COMMODITY PRICE TRENDS AND UNCERTAINTIES

         Oil and natural gas prices historically have been volatile and are expected to continue to be volatile in the future. Worldwide supply disruptions, such as the reduction in crude oil production from Venezuela, together with perceived risks prior to the war between the United States and Iraq, along with other factors, have caused the price of oil to increase significantly in the first quarter of 2003 when compared to historical prices. Other factors such as actions taken by OPEC, worldwide economic conditions, and weather conditions can cause wide fluctuations in the price of oil. Natural gas prices increased significantly in the first quarter of 2003 when compared to historical prices, and have since declined. North American weather conditions, the industrial and consumer demand for natural gas, storage levels of natural gas, and the availability and accessibility of natural gas deposits in North America can cause wide fluctuations in the price of natural gas. All of the above factors are beyond our control.

      LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 2003, we relied upon our net cash provided by operating activities of $26.8 million to fund capital expenditures of $26.3 million. During the first three months of 2002, we primarily relied upon bank borrowings of $97.0 million and cash provided by operating activities of $10.8 million to fund capital expenditures of $83.0 million.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Net Cash Provided by Operating Activities. For the first three months of 2003, net cash provided by our operating activities was $26.8 million, representing a 147% increase as compared to $10.8 million generatedduring the first three months of 2002. The $16.0 million increase was primarily due to an increase of $28.2 million in oil and gas sales in the 2003 period, attributable to higher commodity prices, offset in part by cost increases principally related to our increased activities in New Zealand.

         Existing Credit Facility. We had $5.7 million in outstanding borrowings under our credit facility at March 31, 2003, and no outstanding borrowings at December 31, 2002. At March 31, 2003, our credit facility consisted of a $300.0 million revolving line of credit with a $195.0 million borrowing base. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group in May 2003 with the same $195.0 million borrowing base. We requested that the commitment amount with our bank group be reduced to $150 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

         Debt Maturities. Our credit facility extends until October 1, 2005. Our $125.0 million senior notes mature August 1, 2009 and our $200.0 million senior notes mature May 1, 2012.

         Working Capital. Our working capital improved from a deficit of $17.1 million at December 31, 2002, to a deficit of $5.2 million at March 31, 2003. The improvement was primarily due to an increase in accounts receivable from oil and gas sales due to higher commodity prices in the 2003 period.

         Capital Expenditures. During the first three months of 2003, we used $26.3 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

         Domestic activities of $21.0 million as follows:

         o $16.6 million for development drilling costs;

         o $3.7 million of domestic prospect costs, principally prospect leasehold, seismic and geological costs of unproved prospects;

         o  $0.5 million of producing property acquisitions; and

         o $0.2 million spent primarily for computer equipment, software, furniture and fixtures.


         New Zealand activities of $5.3 million as follows:

         o  $2.8 million for drilling costs, both development and exploratory;

         o $1.7 million on prospect costs, principally seismic and geological costs;

         o  $0.4 million for the construction of production facilities;

         o  $0.3 million for property acquisitions; and

         o  $0.1 million for fixed assets.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         For the remaining nine months of 2003, we expect to make capital expenditures of approximately $74 to $104 million (depending on the level and costs of actual drilling activities and on commodity prices), including investments in all areas in which investments were made during the first three months of the year. We currently estimate total capital expenditures for 2003 to be between $115 and $130 million, a decrease from 2002 capital expenditures of $155.2 million. Depending on a number of factors, such as commodity pricing, production levels and the level and success of planned non-core property dispositions, our internally generated cash flows are expected to fund a majority of these expenditures. Although current plans do not call for extensive use of our bank credit facility in 2003, we believe that our bank borrowing base will continue to stay at or near its current level, as our proved reserve base continues to grow. If oil and gas prices were to drop precipitously on a sustained basis, it would negatively affect our liquidity and cash flows, including our ability to stay in compliance with certain financial covenants under our credit facility. We would reduce the level of our capital expenditures in response to any such precipitous drop in prices, as required.

         We drilled or participated in drilling 19 domestic development wells in the first three months of 2003, all in the Lake Washington area. Thirteen were successful. In New Zealand, the Kauri-F1 was successfully completed to the shallow Manutahi sandstones, while we continue to evaluate the Kauri-A4 and Kauri-A1, which underwent fracture stimulation, and the Rimu-A2A, which underwent CO2 treatment.

         For the remaining nine months of 2003, we anticipate drilling or participating in the drilling of an additional 50 to 60 domestic wells throughout our core and emerging growth areas, with an emphasis in the Lake Washington area. In New Zealand, we plan on drilling two wells in Kauri sand, several Manutahi wells and one to two exploratory wells.

         Our 2003 capital expenditures are focused on developing and producing long-lived oil reserves in Lake Washington and in the Rimu/Kauri area in New Zealand. With this focus, we expect our 2003 total production to increase by 7% to 12% over 2002 levels primarily from the Lake Washington and TAWN areas, while we expect production in our other core areas to decrease as limited new drilling is currently budgeted to offset the natural production decline of these properties. This drilling focus should help add long-lived oil reserves and should help develop an overall flatter production decline curve, which would extend our average reserve life and emphasize the balancing of our reserves between oil and gas.

      RESULTS OF OPERATIONS - Three Months Ended March 31, 2003 and 2002

         Revenues. Our revenues in the first quarter of 2003 increased by 56% compared to revenues in the same period in 2002, primarily due to increases in oil and gas prices.

         Oil and gas sales revenues in the first quarter of 2003 increased by 106%, or $28.2 million, from the level of those revenues for the comparable 2002 period. Our net sales volumes in the first quarter of 2003 increased by 5%, or 0.6 Bcfe, over net sales volumes in the comparable 2002 period. Average prices received for oil increased to $32.73 per Bbl in the first quarter of 2003 from $19.26 per Bbl in the comparable 2002 period. Average gas prices received increased to $3.71 per Mcf in the first quarter of 2003 from $1.72 per Mcf in the 2002 period. Average natural gas liquids (Ngl) prices increased to $21.90 per Bbl in the first quarter of 2003 from $10.74 per Bbl in the comparable 2002 period. The increase in production during the 2003 period was from our New Zealand and Lake Washington areas. Our domestic Ngl volumes decreased in the first quarter of 2003 as it was more profitable to sell high Btu natural gas than to strip out ethane and other Ngls from the gas stream. Limited sales quantities skewed the domestic sales price of Ngls in the first quarter of 2003, and we do not expect to realize these high prices in future periods.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         In the first quarter of 2003, our $28.2 million increase in oil and gas sales resulted from:

         oPrice variances that had a $27.7 million favorable impact on sales, of which $15.2 million was attributable to the 115% increase in average gas prices received and $12.5 million was attributable to the 90% increase in the average combined oil and Ngl prices received; and

         oVolume variances that had a $0.5 million favorable impact on sales, with $1.8 million of increases coming from the 1.1 Bcf increase in gas sales volumes, offset by $1.3 million of decreases coming from the 80,000 Bbl decrease in oil and Ngl sales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four domestic core areas and New Zealand:

                                                                Three Months Ended March 31,
                                                                ----------------------------
        Area                                 Revenues (In Millions)                   Net Sales Volumes (Bcfe)
        ----                         ---------------------------------------    -----------------------------------
                                                      2003              2002                2003               2002
                                                      ----              ----                ----               ----
    AWP Olmos                                       $ 12.5             $ 7.2                 2.0                3.1
    Brookeland                                         4.3               2.5                 0.8                1.1
    Lake Washington                                   11.1               2.2                 2.0                0.7
    Masters Creek                                      9.4               8.4                 1.7                3.3
    Other                                              6.5               2.2                 1.2                1.5
                                     ---------------------   ---------------    ----------------   ----------------
          Total Domestic                            $ 43.8             $22.5                 7.7                9.7
                                     ---------------------   ---------------    ----------------   ----------------
    Rimu/Kauri                                         1.5               0.2                 0.5                0.1
    TAWN                                               9.6               3.9                 4.7                2.5
                                     ---------------------   ---------------    ----------------   ----------------
          Total New Zealand                         $ 11.1             $ 4.1                 5.2                2.6
                                     ---------------------   ---------------    ----------------   ----------------
          Total                                     $ 54.9             $ 26.6               12.9               12.3
                                     =====================   ===============    ================   ================

Our drilling efforts in the first three months of 2003 have focused on Lake Washington and New Zealand.

The following table provides additional information regarding our oil and gas sales:

                                                       Net Sales Volume                             Average Sales Price
                                                       ----------------                             -------------------
                                          Oil           NGL        Gas        Combined          Oil         NGL          Gas
                                         (MBbl)       (MBbl)      (Bcf)        (Bcfe)          (Bbl)       (Bbl)        (Mcf)
2002
----
Three Months Ended March 31:
     Domestic                                  522        312         4.7           9.7         $19.21      $10.85        $1.94
     New Zealand                                72         38         1.9           2.6         $19.67       $9.81        $1.21
                                      ------------  ---------  ----------   -----------
           Total                               594        350         6.6          12.3         $19.26      $10.74        $1.72
                                      ============  =========  ==========   ===========

2003
----
Three Months Ended March 31:
     Domestic                                  578        100         3.6           7.7         $32.80      $28.47        $6.03
     New Zealand                               112         73         4.1           5.2         $32.36      $12.89        $1.62
                                      ------------  ---------  ----------   -----------
           Total                               690        173         7.7          12.9         $32.73      $21.90        $3.71
                                      ============  =========  ==========   ===========

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

         During the first quarter of 2003, we recognized net losses of $1.4 million relating to our derivative activities, as compared to net gains of $0.1 million in the 2002 period. In the first quarter of 2003, $0.1 million of the losses were unrealized, while all of the gains recognized in the 2002 period were realized. This activity is recorded in "Price-risk management and other, net" on the accompanying income statement.

         Revenues from our oil and gas sales comprised 103% of total revenues for the first quarter of 2003 and 77% of total revenues for the 2002 period. Natural gas production made up 60% of our production volumes in the first quarter of 2003 and 54% in the 2002 period.

         Costs and Expenses. Our expenses in the first quarter of 2003 increased $7.6 million, or 26%, compared to the 2002 period expenses. The majority of the increase was due to our increased activities in New Zealand and an increase in interest expense due to replacement of our bank borrowings with our Senior Notes during 2002.

         Our general and administrative expenses, net in the first quarter of 2003 increased $1.3 million, or 56%, from the level of such expenses in the comparable 2002 period. These increases reflect additional costs needed to run our increased activities in New Zealand, a reduction in reimbursement from partnerships we managed as almost all of these partnerships have liquidated, and increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act. Our general and administrative expenses per Mcfe produced increased to $0.28 per Mcfe in the first quarter of 2003 from $0.19 per Mcfe in the 2002 period. The portion of supervision fees netted from general and administrative expenses was $0.7 million for the first quarter of 2003 and $0.8 million for the 2002 period.

         Depreciation, depletion, and amortization of our assets, or DD&A, increased $1.0 million, or 7%, in the first quarter of 2003 from the 2002 period. Domestically, DD&A decreased $2.4 million due to decreased production in the 2003 period, and higher reserve volumes that were added primarily through our Lake Washington activities. In New Zealand, our production increased in the 2003 period due primarily to TAWN area production. Our DD&A rate per Mcfe of production was $1.16 in the first quarter of 2003 and $1.14 in the 2002 period, reflecting these variations in per unit cost of reserves additions.

         We  recorded  $0.2  million  of  accretion  on  our  asset   retirement
      obligation in the first quarter of 2003 associated with the adoption of SFAS No. 143 effective January 1, 2003.

         Our production costs per Mcfe produced increased $2.3 million in the first quarter of 2003, or 24%, and were $0.93 per Mcfe and $0.78 per Mcfe in the first quarter of 2003 and 2002, respectively. Due to the 97% increase in production during the first quarter of 2003, our New Zealand operations contributed $1.9 million of the cost increase in the period. Domestic severance taxes increased $1.9 million in the first quarter of 2003, due to higher commodity prices, while our controllable lease operating cost decreased by $1.5 million in the 2003 period. The portion of supervision fees netted from production costs was $0.5 million for the first quarters of 2003 and 2002.

         Interest expense on our Senior Notes issued in July 1999, including amortization of debt issuance costs, totaled $3.3 million in both the first quarter of 2003 and 2002. Interest expense on our Senior Notes issued in

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


      April 2002, including amortization of debt issuance costs, totaled $4.8 million in the first quarter of 2003. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.4 million in the 2003 first quarter and $2.0 million in the same period in 2002. The total interest cost in the first quarter of 2003 was $8.5 million, of which $1.8 million was capitalized. The total interest cost in the first quarter of 2002 was $5.3 million, of which $1.4 million was capitalized. We capitalize that portion of interest related to our unproved properties. The increase in interest expense in the first three months of 2003 was attributed to the replacement of our bank borrowings in April 2002 with the Senior Notes that carry a higher interest rate.

         As discussed in Note 1 to the Consolidated Financial Statements, we adopted SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 resulted in a one-time net of taxes charge of $4.4 million, which is recorded as a "Cumulative Effect of Change in Accounting Principle" in the consolidated statement of income. This statement requires us to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. SFAS No. 143 was adopted by us effective January 1, 2003.

         Net Income Our net income in the first quarter of 2003 of $6.1 million was 102% higher and basic earnings per share ("Basic EPS") of $0.22 were 83% higher than our first quarter of 2002 net income of $3.0 million and Basic EPS of $0.12. Our earnings per diluted share ("Diluted EPS") in the first quarter of 2003 of $0.22 were also 83% higher than our first quarter of 2002 earnings per diluted share of $0.12. These amounts increased in the 2003 period as oil and gas sales increased due to higher commodity prices.

      Related-Party Transactions

         We have been the operator of a number of properties owned by our affiliated limited partnerships and, accordingly, charge these entities operating fees. The operating fees charged to the partnerships were approximately $0.1 million in both the first three months of 2003 and 2002, and are recorded as reductions of general and administrative expense and oil and gas production expense. We also have been reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $0.1 million and $0.4 million in the first three months of 2003 and 2002, respectively.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


      Commodity Risk

         Our major market risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The effects of such pricing volatility are discussed in Management's Discussion and Analysis, and such volatility is expected to continue.

         Our price-risk program permits the utilization of derivative instruments (such as futures, forward and options contracts, and swaps) to mitigate price risk associated with fluctuations in oil and natural gas prices. Below is a description of the derivative instruments we have utilized to hedge our exposure to price risk.

     oPrice Floors - At April 30, 2003, we had price floors in place effective through the contract month of October 2003 for natural gas and May 2003 for crude oil. The natural gas price floors cover notional volumes of 2,250,000 MMBtu, with a weighted average floor price of $4.36 per MMBtu. The crude oil price floors cover notional volumes of 30,000 barrels of oil, with a weighted average floor price of $26.55 per barrel.

     oParticipating Collars - At April 30, 2003, we had certain "collar" financial transactions in place effective through the June 2003 contract month. The natural gas collars cover notional volumes of 200,000 MMBtu, with a floor price of $3.00 per MMBtu and ceiling price of $5.50 per MMBtu, plus 60% participation by us in prices realized above the ceiling. The crude oil collars cover notional volumes of 210,000 barrels of oil, with floor prices ranging from $21.00 to $26.00 per barrel and ceiling prices ranging from $29.04 to $35.05 per barrel, plus 60% participation by us in prices realized above these ceilings.

     oNew  Zealand  Gas  Contracts  - A majority  of our gas  production  in New
      Zealand is sold under long-term, fixed-price contracts denominated in New Zealand dollars. These contracts protect against price volatility, and our revenue from these contracts will vary only due to fluctuations in volumes delivered and foreign exchange rates.

      Customer Credit Risk

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

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information - N/A

Item 6.    Exhibits & Reports on Form 8-K -

    (a)    Documents filed as part of the report

           (3) Exhibits

               3.1    Second Amended and Restated Bylaws of Swift Energy Company

               12     Swift Energy Company Ratio of Earnings to Fixed Charges.

               99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K filed during the quarter ended March 31, 2003, which are incorporated herein by reference: - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SWIFT ENERGY COMPANY
                                (Registrant)



Date:    May 13, 2003           By:   (original signed by)
      -----------------            --------------------------------------
                                Alton D. Heckaman, Jr.
                                Senior Vice President,
                                Chief Financial Officer





Date:    May 13, 2003           By:   (original signed by)
      -----------------            --------------------------------------
                                David W. Wesson
                                Controller and Principal Accounting
                                Officer


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


Date: May 13, 2003

                                          (original signed by)
                                --------------------------------------------
                                              Terry E. Swift
                                   President and Chief Executive Officer


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





Date: May 13, 2003


                                            (original signed by)
                                --------------------------------------------
                                            Alton D. Heckaman, Jr.
                                            Senior Vice President,
                                            Chief Financial Officer

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

         5. BUSINESS TO BE CONDUCTED AT ANNUAL OR SPECIAL MEETINGBUSINESS TO BE CONDUCTED AT ANNUAL OR SPECIAL MEETINGBUSINESS TO BE CONDUCTED AT ANNUAL OR SPECIAL MEETINGBUSINESS TO BE CONDUCTED AT ANNUAL OR SPECIAL MEETINGBUSINESS TO BE CONDUCTED AT ANNUAL OR SPECIAL MEETINGBUSINESS TO BE CONDUCTED AT ANNUAL OR SPECIAL MEETINGBUSINESS TO BE CONDUCTED AT ANNUAL OR SPECIAL MEETING. At an annual meeting of the shareholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual or special meeting business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board of directors, (b) otherwise properly brought before the meeting by or at the direction of the board of directors, or (c) otherwise properly brought before the meeting by a shareholder. For business to be properly brought before an annual or special meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a shareholder's notice regarding business to be conducted at an annual meeting must be delivered to or mailed and received at the principal executive offices of the corporation, not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. To be timely, a shareholder's notice regarding business to be conducted ata special meeting must be delivered to or mailed and received at the principal executive offices of the corporation no later than the date the notice required under Section 4 of this Article I is provided to the shareholders; provided that, in no event shall the special meeting be held sooner than forty (40) days after the notice is received by the corporation. A shareholder's notice to the secretary shall set forth as to each matter the shareholder proposes to bring before the meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and address, as they appear on the corporation's books, of the shareholder proposing such business, (c) the class and number of shares of the corporation which are beneficially owned by the shareholder, and (d) any material interest of the shareholder in such business. Notwithstanding anything in the Bylaws to the contrary, no business shall be conducted at any meeting except in accordance with the procedures set forth in this
      Section 5. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance with the provisions of this
      Section 5, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

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

            (B)Any vacancies in the board of directors  for any reason,  and any directorships resulting from any increase in the number of directors, may be filled by the board of directors, acting by a majority of the directors then in office, although less than a quorum, and any directors so chosen shall hold office until the next election of the class for which such directors shall have been chosen or until their successors shall be elected and qualified.

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

            10.SPECIAL  MEETINGS.  Special  meetings  of the board of  directors shall be held in any manner permitted by law or these Bylaws and whenever called by the chairman of the board, the present or by a majority of the directors for the time being in office.

            11.NOTICE.  The secretary  shall give notice of each special meeting in person, or by mail or telegraph at least two (2) days before the meeting to each director. The attendance of a director at any meeting or the participation by a director in a conference meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting or participates in a conference meeting or the express purpose of objecting the transaction of any business on the grounds that the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

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

                         (2) "Official capacity" means

                              (a)when used with respect to a director, the office of director in the corporation, and

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

         (1) The corporation shall indemnify a person who was, is, or is threatened to be made a named defendant or respondent in a proceeding because the person is or was a director of the corporation, and who does not qualify for indemnification under subsection B of this Section, if it is determined, in accordance with the procedure set out in Section F of Article 2.02-1 of the TBCA, that the person:

                              (a) conducted himself in good faith;

                              (b) reasonably believed:

                                 (i)inthe  case  of  conduct  in  his   official
                                      capacity as a director of the corporation, that his conduct was in the corporation's best interests; and

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




                                  --------------------------------------
                                            Bruce H. Vincent
                                               Secretary

                                   Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES


                                           Years Ended                                                       Three months
                                          December 31,                                                      ended March 31,
                                        --------------------------------------------------------------  ---------------------
                                              2002                  2001                  2000                   2003
                                        -----------------    ------------------     ------------------  ---------------------
GROSS G&A                                      26,074,408            25,974,568            23,793,995              7,070,649
NET G&A                                        10,564,849             8,186,654             5,585,487              3,556,548
INTEREST EXPENSE, NET                          23,274,969            12,627,022            15,968,405              6,684,902
RENT EXPENSE                                    1,923,451             1,322,618             1,255,474                546,361
NET INCOME BEFORE TAXES                        18,408,289           (34,192,333)           93,079,346             16,223,744
CAPITALIZED INTEREST                            6,973,480             6,256,222             5,043,206              1,747,097
DEPLETED CAPITALIZED INTEREST                     215,433               280,929               307,249                138,484


           CALCULATED DATA
--------------------------------------

UNALLOCATED G&A (%)                                40.52%                31.52%                23.47%                 50.30%
NON-CAPITAL RENT EXPENSE                          779,345               416,862               294,714                274,820
1/3 NON-CAPITAL RENT EXPENSE                      259,782               138,954                98,238                 91,607
FIXED CHARGES                                  30,508,231            19,022,198            21,109,849              8,523,606
EARNINGS                                       42,158,473           (21,145,428)          109,453,238             23,138,736


RATIO OF EARNINGS TO FIXED CHARGES                   1.38                   ---                  5.18                  2.71
                                        =================    ==================     =================   ===================




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

                                  Exhibit 99.1

      Certification of Chief Executive Officer and Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on May 13, 2003, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


    Dated:  May 13, 2003                 (original signed by)
                                --------------------------------------
                                          Alton D. Heckaman, Jr.
                                          Senior Vice President-Finance and
                                          Chief Financial Officer

    Dated:  May 13, 2003                  (original signed by)
                                --------------------------------------
                                          Terry E. Swift
                                          President and Chief Executive Officer


This certification made in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 accompanies the Quarterly Report on Form 10-Q of Swift for the period ended March 31, 2003. This certification shall not be deemed filed by Swift for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.