Form 10-Q
period 2003-06-30
SWIFT ENERGY CO
filed 2003-08-13
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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


                  Common Stock                   27,419,169 Shares
                 ($.01 Par Value)         (Outstanding at July 31, 2003)
                 (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                             PAGE
         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets
                    -  June 30, 2003 and December 31, 2002                                  3

                    Consolidated Statements of Income
                    -   For the Three-month and Six-month periods ended
                        June 30, 2003 and 2002                                              5

                    Consolidated Statements of Stockholders' Equity
                    - June 30, 2003 and December 31, 2002                                   6

                    Consolidated Statements of Cash Flows
                    - For the Six-month periods ended June 30, 2003 and 2002                7

                    Notes to Consolidated Financial Statements                              8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                              18

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk             28

         Item 4.    Controls and Procedures                                                29

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                      30
         Item 2.    Changes in Securities and Use of Proceeds                            None
         Item 3.    Defaults Upon Senior Securities                                      None
         Item 4.    Submission of Matters to a Vote of Security Holders                  None
         Item 5.    Other                                                                None
         Item 6.    Exhibit Index and Reports on Form 8-K                                  30

SIGNATURES                                                                                 32

                              SWIFT ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30, 2003                December 31, 2002
                                                            ------------------------       -------------------------
                                                                    (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents                                $              2,126,109       $               3,816,107
   Accounts receivable -
     Oil and gas sales                                                    23,159,943                      17,360,716
     Associated limited partnerships
        and joint ventures                                                   355,767                         191,964
     Joint interest owners                                                 1,317,110                       3,364,846
   Other current assets                                                    9,267,270                       5,034,566
                                                            ------------------------       -------------------------
       Total Current Assets                                               36,226,199                      29,768,199
                                                            ------------------------       -------------------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                                 1,215,614,432                   1,150,633,802
     Unproved properties not being amortized                              67,714,851                      69,603,481
                                                            ------------------------       -------------------------
                                                                       1,283,329,283                   1,220,237,283
   Furniture, fixtures, and other equipment                               10,046,269                       9,595,944
                                                            ------------------------       -------------------------
                                                                       1,293,375,552                   1,229,833,227
   Less-Accumulated depreciation, depletion,
        and amortization                                                (534,825,713)                   (504,323,773)
                                                            ------------------------       -------------------------
                                                                         758,549,839                     725,509,454
                                                            ------------------------       -------------------------
 Other Assets:
   Deferred income taxes                                                   1,477,765                       2,680,585
   Deferred charges                                                        8,539,981                       9,047,621
                                                            ------------------------       -------------------------
                                                                          10,017,746                      11,728,206
                                                            ------------------------       --------------------------

                                                            $            804,793,784       $             767,005,859
                                                            ========================       =========================

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                        June 30, 2003              December 31, 2002
                                                                   ------------------------     ------------------------
                                                                         (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable and accrued liabilities                        $             42,679,095     $             43,028,708
   Payable to associated limited partnerships                                           ---                       91,126
   Undistributed oil and gas revenues                                             4,377,245                    3,764,350
                                                                   ------------------------     ------------------------
       Total Current Liabilities                                                 47,056,340                   46,884,184
                                                                   ------------------------     ------------------------

 Long-Term Debt                                                                 331,812,331                  324,271,973
 Deferred Income Taxes                                                           36,270,418                   30,776,518
 Asset Retirement Obligation                                                      9,519,611                          ---

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                                ---                          ---
   Common stock, $.01 par value, 85,000,000 shares authorized,
     27,943,869 and 27,811,632 shares issued, and 27,416,841
     and 27,201,509 shares outstanding, respectively                                279,439                      278,116
   Additional paid-in capital                                                   334,280,773                  333,543,471
   Treasury stock held, at cost, 527,018 and
     610,123 shares, respectively                                                (7,558,093)                  (8,749,922)
   Retained earnings                                                             53,509,083                   40,179,572
   Other comprehensive loss, net of taxes                                         (376,118)                     (178,053)
                                                                   ------------------------     ------------------------
                                                                                380,135,084                  365,073,184
                                                                   ------------------------     ------------------------

                                                                   $            804,793,784     $            767,005,859
                                                                   ========================     ========================

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                        Consolidated Statements of Income
                                   (UNAUDITED)

                                                     Three months ended                   Six months ended
                                               ------------------------------    ----------------------------------
                                                  06/30/03        06/30/02           06/30/03          06/30/02
                                               --------------   -------------    ----------------   ---------------
Revenues:
  Oil and gas sales                            $   50,909,250   $  38,331,342    $    105,759,549   $    64,944,183
  Fees from limited partnerships
    and joint ventures                                  6,880          49,498              14,935            54,123
  Interest income                                      72,776          26,531             110,468            32,293
  Gain on asset disposition                               ---             ---                 ---         7,332,668
  Price-risk management and other, net               (271,377)        162,898          (1,667,430)          561,079
                                               --------------   -------------    ----------------   ---------------
                                                   50,717,529      38,570,269         104,217,522        72,924,346
                                               --------------   -------------    ----------------   ---------------

Costs and Expenses:
  General and administrative, net                   3,337,995       2,597,549           6,894,543         4,871,576
  Depreciation, depletion and amortization         15,676,549      14,341,510          30,588,312        28,302,274
  Accretion of asset retirement obligation            201,903             ---             417,286               ---
  Oil and gas production                           13,754,411      10,032,445          25,662,064        19,597,852
  Interest expense, net                             6,672,867       6,079,879          13,357,769         9,959,683
                                               --------------   -------------    ----------------   ---------------
                                                   39,643,725      33,051,383          76,919,974        62,731,385
                                               --------------   -------------    ----------------   ---------------

Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle         11,073,804       5,518,886          27,297,548        10,192,961

Provision for Income Taxes                          3,852,378       1,934,794           9,591,185         3,589,059
                                               --------------   -------------    ----------------   ---------------

Income Before Cumulative Effect of Change
  in Accounting Principle                           7,221,426       3,584,092          17,706,363         6,603,902

Cumulative Effect of Change in Accounting
  Principle (net of taxes)                                ---             ---           4,376,852               ---
                                               --------------   -------------    ----------------   ---------------
Net Income                                     $    7,221,426   $   3,584,092    $     13,329,511   $     6,603,902
                                               ==============   =============    ================   ===============

Per share amounts -
  Basic:   Income Before Cumulative Effect of
             Change in Accounting Principle    $         0.26   $        0.13    $           0.65   $          0.26
           Cumulative Effect of Change in
             Accounting Principle                         ---             ---               (0.16)              ---
                                               --------------   -------------    ----------------   ---------------
                Net Income                     $         0.26   $        0.13                0.49              0.26
                                               ==============   =============    ================   ===============

  Diluted: Income Before Cumulative Effect of
             Change in Accounting Principle    $         0.26   $        0.13    $           0.65   $          0.25
           Cumulative Effect of Change in
             Accounting Principle                         ---             ---               (0.16)              ---
                                               --------------   --------------   ----------------   ---------------
           Net Income                          $         0.26   $        0.13    $           0.49   $          0.25
                                               ==============   =============    ================   ===============

Weighted Average Shares Outstanding                27,311,170      26,566,357          27,277,156        25,723,981
                                               ==============   =============    ================   ===============

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                     Additional                      Retained          Other
                                        Common        Paid-in        Treasury        Earnings      Comprehensive
                                       Stock (1)      Capital          Stock         (Deficit)          Loss            Total
                                      ----------   --------------  -------------  --------------  ---------------  ---------------
 Balance, December 31, 2001           $  256,346   $  296,172,820  $ (12,032,791) $   28,256,345  $             -  $   312,652,720
   Stock issued for benefit plans
     (38,149 shares)                         292          617,960        127,795               -                -          746,047
   Stock options exercised
     (112,995 shares)                      1,130        1,206,413              -               -                -        1,207,543
   Public stock offering
     (1,725,000 shares)                   17,250       30,465,809              -               -                -       30,483,059
   Employee stock purchase plan
     (9,801 shares)                           98          122,343              -               -                -          122,441
   Stock issued in acquisitions
     (520,000 shares)                      3,000        4,958,126      3,155,074               -                -        8,116,200
 Comprehensive income:
   Net income                                  -                -              -      11,923,227                -       11,923,227
   Change in fair value of
     cash flow hedges, net of
        income tax                             -                -              -               -         (178,053)        (178,053)
                                                                                                                   ---------------
     Total comprehensive income                -                -              -               -                -       11,745,174
                                      ----------   --------------  -------------- --------------  ---------------  ---------------
 Balance, December 31, 2002           $  278,116   $  333,543,471  $  (8,749,922) $   40,179,572  $      (178,053) $   365,073,184
                                      ==========   ==============  =============  ==============  ===============  ===============

   Stock issued for benefit plans
     (83,201 shares)(2)                        1         (408,178)     1,191,829               -                -          783,652
   Stock options exercised
     (75,567 shares)(2)                      756          731,533              -               -                -          732,289
   Employee stock purchase plan
     (56,574 shares)(2)                      566          413,947              -               -                -          414,513
 Comprehensive income:
   Net income (2)                              -                -              -      13,329,511                -       13,329,511
   Change in fair value of
     cash flow hedges, net of
          income tax (2)                       -                -              -               -         (198,065)        (198,065)
                                                                                                                   ---------------
     Total comprehensive income (2)            -                -              -               -                -       13,131,446
                                      ----------   --------------  -------------  --------------  ---------------  ---------------
 Balance, June 30, 2003 (2)           $  279,439   $  334,280,773  $  (7,558,093) $   53,509,083  $      (376,118) $   380,135,084
                                      ==========   ==============  =============  ==============  ===============  ===============

 (1)$.01 par value
 (2) Unaudited

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Period Ended June 30,
                                                                     ------------------------------------------------
                                                                              2003                       2002
                                                                     ---------------------       --------------------
Cash Flows From Operating Activities:
  Net income                                                         $          13,329,511       $          6,603,902
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Cumulative effect of change in accounting principle                          4,376,852                        ---
    Depreciation, depletion, and amortization                                   30,588,312                 28,302,274
    Accretion of asset retirement obligation                                       417,286                        ---
    Deferred income taxes                                                        9,460,394                  3,585,238
    Gain on asset disposition                                                          ---                 (7,332,668)
    Other                                                                          211,966                    577,360
    Change in assets and liabilities -
      Increase in accounts receivable, excluding
        income taxes receivable                                                 (5,375,296)                   (61,937)
      Increase in accounts payable and accrued liabilities                         512,816                  3,311,435
      Decrease in income taxes receivable                                              ---                    600,000
                                                                     ---------------------       --------------------
        Net Cash Provided by Operating Activities                               53,521,841                 35,585,604
                                                                     ---------------------       --------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                          (62,260,796)              (102,631,965)
  Proceeds from the sale of property and equipment                                 755,450                  9,594,403
  Net cash distributed as operator of
    oil and gas properties                                                      (1,956,188)                (6,749,977)
  Net cash distributed as operator of partnerships
    and joint ventures                                                            (254,929)               (17,419,671)
  Other                                                                            (86,372)                   195,180
                                                                     ---------------------       --------------------
        Net Cash Used in Investing Activities                                  (63,802,835)              (117,012,030)
                                                                     ---------------------       --------------------

Cash Flows From Financing Activities:
  Proceeds from long-term debt                                                         ---                200,000,000
  Net proceeds from (payments of) bank borrowings                                7,500,000               (134,000,000)
  Net proceeds from issuances of common stock                                    1,090,996                 31,248,720
  Payments of debt issuance costs                                                      ---                 (6,165,559)
                                                                     ---------------------       --------------------

        Net Cash Provided by Financing Activities                                8,590,996                 91,083,161
                                                                     ---------------------       --------------------

Net Increase (Decrease) in Cash and Cash Equivalents                            (1,689,998)                 9,656,735

Cash and Cash Equivalents at Beginning of Period                                 3,816,107                  2,149,086
                                                                     ---------------------       --------------------

Cash and Cash Equivalents at End of Period                           $           2,126,109       $         11,805,821
                                                                     =====================       ====================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized                                                        $          12,831,097       $          5,560,282
Cash paid during period for income taxes                             $             130,791       $              2,500

Non-cash investing activity:

Issuance of common stock in acquisitions                             $                 ---       $         4,204,200

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

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

         Future development costs are estimated property-by-property based on current economic conditions and are amortized to expense as our capitalized oil and gas property costs are amortized.

         We compute the provision for depreciation, depletion, and amortization of oil and gas properties by the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties (net of salvage value)--including future development costs, gas processing facilities and capitalized asset retirement obligations, but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. Furniture, fixtures, and other equipment are depreciated by the straight-line method at rates based on the estimated useful lives of the property. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

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

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


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

     Earnings Per Share

         Basic earnings per share ("Basic EPS") has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share ("Diluted EPS") for all periods also assumes, as of the beginning of the period, exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three-month and six-month periods ended June 30, 2003 and 2002:

                                                                       Three Months Ended June 30,
                                            -----------------------------------------------------------------------------------
                                                              2003                                      2002
                                            --------------  ------------------------  -----------------------------------------
                                                 Net                      Per Share         Net                      Per Share
                                                Income        Shares        Amount        Income         Shares        Amount
                                            --------------  ------------  ----------  --------------  ------------   ----------
      Basic EPS:
        Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Share Amounts       $    7,221,426    27,311,170  $      .26  $    3,584,092    26,566,357   $      .13
        Stock Options                                  ---       108,323                         ---       390,804
                                            --------------  ------------               -------------  ------------
      Diluted EPS:
       Net Income Before Cumulative
          Effect of Change in Accounting
          Principle and Assumed Share
          Conversions                       $    7,221,426    27,419,493  $      .26  $   3,584,092     26,957,161   $      .13
                                            --------------  ------------              --------------  ------------

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                                                      Six Months Ended June 30,
                                            -----------------------------------------------------------------------------------
                                                              2003                                      2002
                                            ----------------------------------------  -----------------------------------------
                                                 Net                      Per Share        Net                        Per Share
                                                Income         Shares       Amount        Income        Shares         Amount
                                            --------------  ------------  ----------  --------------  ------------   ----------
   Basic EPS:
      Net Income Before Cumulative
        Effect of Change in Accounting
        Principle and Share Amounts         $   17,706,363   27,277,156   $      .65  $    6,603,902    25,723,981   $      .26
      Stock Options                                    ---       85,976                          ---       422,158
                                            --------------  ------------              --------------  ------------
   Diluted EPS:
      Net Income Before Cumulative
        Effect of Change in Accounting
        Principle and Assumed Share
        Conversions                         $   17,706,363    27,363,132  $      .65  $    6,603,902    26,146,139   $      .25
                                            --------------  ------------              --------------  ------------

         Options to purchase approximately 2.9 million shares of common stock, at an average exercise price of $16.66 were outstanding at June 30, 2003. Approximately 1.6 million and 1.7 million options to purchase shares were not included in the computation of Diluted EPS, for the three months and six months ended June 30, 2003, because the options were antidilutive in that the option price was greater than the average closing market price of the common shares during those periods.

     Other Comprehensive Loss

         We follow the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. We had no such changes to equity in the first six months of 2002. The components of accumulated other comprehensive loss and related tax effects for the six months ended June 30, 2003 were as follows:

                                                       Gross Value         Tax Effect      Net of Tax Value
                                                     ----------------    ---------------   ----------------
        Balance at December 31, 2002                 $        278,208    $       100,155   $        178,053
        Change in fair value of cash flow hedges            1,749,822            629,936          1,119,886
        Effect of cash flow hedges settled
          during the period                                (1,440,346)          (518,525)          (921,821)
                                                     ----------------    ---------------    ---------------
        Balance at June 30, 2003                     $         587,684   $       211,566   $        376,118
                                                     =================   ===============   ================

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


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

                                                                                       Three Months Ended June 30,
                                                                         -----------------------------------------------
                                                                                  2003                       2002
                                                                         --------------------      ---------------------
      Net Income:     As Reported                                                  $7,221,426                 $3,584,092
                      Stock-based employee compensation expense
                         determined  under fair value  method for
                         all awards, net of tax                                    (1,041,376)                (1,120,426)
                                                                         --------------------      ---------------------
                      Pro Forma                                                    $6,180,050                 $2,463,666

      Basic EPS:      As Reported                                                        $.26                       $.13
                      Pro Forma                                                          $.23                       $.09

      Diluted EPS:    As Reported                                                        $.26                       $.13
                      Pro Forma                                                          $.23                       $.09


                                                                                    Six Months Ended June 30,
                                                                         -----------------------------------------------
                                                                                  2003                       2002
                                                                         --------------------      ---------------------

      Net Income:     As Reported                                                 $13,329,511                 $6,603,902
                      Stock-based employee compensation expense
                         determined under fair value method for
                         all awards, net of tax                                    (2,023,318)                (2,210,485)
                                                                         --------------------      ---------------------
                      Pro Forma                                                   $11,306,193                 $4,393,417

      Basic EPS:      As Reported                                                        $.49                       $.26
                      Pro Forma                                                          $.41                       $.17

      Diluted EPS:    As Reported                                                        $.49                       $.25
                      Pro Forma                                                          $.41                       $.17


         Pro forma compensation cost reflected above may not be representative of the cost to be expected in future periods.

         Price-Risk Management Activities

         We follow SFAS No. 133, which requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement also establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


     measured at its fair value. Special hedge accounting for qualifying hedges would allow the gains and losses on derivatives to offset related results on the hedged item in the income statements and would require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of protection price floors and collars. During the second quarters of 2003 and 2002, we recognized net losses of $382,396 and $105,597, respectively, relating to our derivative activities. During the first six months of 2003 and 2002 we recognized net losses of $1,800,669 and $19,879, respectively, relating to our derivative activities. Approximately $24,470 and $105,597 of the losses recognized in the 2003 and 2002 periods, respectively, were unrealized, as the contracts were still open. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At June 30, 2003, we had recorded $376,118 of derivative losses, net of tax effects of $211,566, in "Other comprehensive loss" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for the first six months of 2003 was not material. We expect to reclassify all amounts currently held in "Other comprehensive loss" into the statement of income within the next six months when the forecasted sale of hedged production occurs.

         As of June 30, 2003, we had entered into certain crude oil "collar" financial transactions in effect through the July 2003 contract month. The crude oil collars cover notional volumes of 90,000 barrels for the price floors and 36,000 barrels for the price ceilings, with a floor price of $23 per barrel and a ceiling price of $28.50 per barrel. We also had in place price floors in effect through the December 2003 contract month for natural gas and through August 2003 for crude oil. The natural gas price floors cover notional volumes of 2,475,000 MMBtu with a weighted average floor price of $4.54 per MMBtu. The crude oil price floors cover notional volumes of 120,000 barrels of oil, with a weighted average floor price of $25.50 per barrel. When we entered into the preceding transactions, with the exception of several September and November natural gas floors, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of our oil and natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in Other Comprehensive Income (Loss). When the hedged transactions are recorded upon the actual sale of oil and natural gas, these gains or losses are transferred from "Other comprehensive income
     (loss)" and recorded in "Price-risk management and other, net" on the income statement. The fair value of our derivatives are computed using the Black-Scholes option pricing model and are periodically verified against quotes from brokers. At June 30, 2003, the fair values of the derivative instruments were as follows: crude oil collars represented a liability of $105,237, natural gas price floors represented an asset of $268,675 and crude oil price floors represented an asset of $13,538. These instruments are recognized on the balance sheet in "Other current assets."

      Asset Retirement Obligation

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. SFAS No. 143 was adopted by us effective January 1, 2003. Upon mandatory adoption of SFAS No. 143 effective January 1, 2003, we recorded an asset retirement obligation of $8.9 million, an addition to oil and gas properties of $2.0 million and a non-cash charge of $4.4 million (net of $2.5 million of deferred taxes), which

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


     is recorded as a Cumulative Effect of Change in Accounting Principle. The following provides a roll-forward of our asset retirement obligation:

      Asset Retirement Obligation recorded as of January 1, 2003             $      8,934,320
        Accretion expense for the six months ended June 30, 2003                      417,286
        Additions due to new wells and facilities construction                        387,073
        Reductions due to sold and abandoned wells                                   (219,068)
                                                                             ----------------
      Asset Retirement Obligation as of June 30, 2003                        $      9,519,611
                                                                             ----------------

         The pro forma effect on the first quarter of 2002, assuming adoption of SFAS No. 143 effective January 1, 2002, would have included a non-cash charge of $3.7 million (net of $2.1 million of deferred taxes), which would have been recorded as a Cumulative Effect of Change in Accounting Principle. The following table displays our pro forma results for the three and six months ended June 30, 2002, had we adopted SFAS No. 143 effective January 1, 2002.

                                   Three Months Ended        Six Months Ended
                                      June 30, 2002            June 30, 2002
                                  ----------------------  --------------------

      Net Income:
        Actual - as reported      $        3,584,092      $         6,603,902
        Pro Forma                 $        3,328,102      $         2,482,313

      Basic EPS:
        Actual - as reported      $              .13      $               .26
        Pro Forma                 $              .13      $               .10

      Diluted EPS:
        Actual - as reported      $              .13      $               .25
        Pro Forma                 $              .12      $               .09

      New Accounting Principle

         In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The Interpretation will significantly change whether entities included in its scope are consolidated by their sponsors, transferors, or investors. The Interpretation introduces a new consolidation model - the variable interest model - which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. These provisions apply immediately to variable interests in VIE's created after January 15, 2003 and are effective beginning in the third quarter of 2003 for VIE's in which the Company holds a variable interest that it acquired prior to February 1, 2003. The Company is still evaluating the impact of this new interpretation.

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


(3)  LONG-TERM DEBT

         Our long-term debt as of June 30, 2003 and December 31, 2002, is as follows:

                                       June 30,              December 31,
                                         2003                    2002
                                 ------------------     -------------------
      Bank Borrowings            $        7,500,000     $               ---
      Senior Notes due 2009             124,312,331             124,271,973
      Senior Notes due 2012             200,000,000             200,000,000
                                 ------------------     -------------------
                Long-Term Debt   $      331,812,331     $       324,271,973
                                 ------------------     -------------------

         The unamortized discount on the Senior Notes due 2009 was $687,669 and $728,027 at June 30, 2003 and December 31, 2002, respectively.

     Bank Borrowings

         Under our $300.0 million credit facility with a syndicate of nine banks, at June 30, 2003 we had $7.5 million in outstanding borrowings and no outstanding borrowings at year-end 2002. At June 30, 2003, the credit facility consisted of a $300.0 million secured revolving line of credit with a $150.0 million commitment amount. The interest rate is either (a) the lead bank's prime rate (4% at June 30, 2003) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Of the $7.5 million borrowed at June 30, 2003, $5.0 million was borrowed at the LIBOR rate plus applicable margin, which was 2.56%. Our credit facility extends until October 1, 2005.

         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of Company stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt or repurchasing our existing Senior Notes. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two active New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group with a $195.0 million borrowing base on May 1, 2003. We requested that the commitment amount with our bank group be reduced to $150 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The next borrowing base review is scheduled for November 2003.

     Senior Notes Due 2009

         At June 30, 2003, our Senior Notes due 2009 consisted of $125.0 million of 10.25% Senior Subordinated Notes due 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on February 1 and August 1. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of our Senior Notes include, among other restrictions, a limit on repurchases by Swift of its common stock. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


     Senior Notes Due 2012

         At June 30, 2003, our Senior Notes due 2012 consisted of $200.0 million of 9.375% Senior Subordinated Notes due 2012. The Senior Notes were issued on April 11, 2002 and will mature on May 1, 2012. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on May 1 and November 1. On or after May 1, 2007, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 104.688% of principal, declining to 100% in 2010. In addition, prior to May 1, 2005, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 109.375% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of our Senior Notes include, among other restrictions, a limit on repurchases by Swift of its common stock. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

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

(5)  FOREIGN ACTIVITIES

         As of June 30, 2003, our gross capitalized oil and gas property costs in New Zealand totaled approximately $189.3 million. Approximately $157.6 million has been included in the proved properties portion of our oil and gas properties, while $31.7 million is included as unproved properties. Our functional currency in New Zealand is the U.S. dollar.

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


(6)  SEGMENT INFORMATION

         Below is a summary of financial information by country:

                                                                    Three Months Ended June 30,
                                        ------------------------------------------------------------------------------------------
                                                            2003                                          2002
                                        --------------------------------------------  --------------------------------------------
                                                             New                                          New
                                           Domestic        Zealand         Total        Domestic         Zealand        Total
                                        -------------  --------------  -------------  -------------   -------------  -------------
Oil and gas sales                       $  39,977,699  $   10,931,551  $  50,909,250  $  31,273,908   $   7,057,434  $  38,331,342

Costs and Expenses:
    Depreciation, depletion and
      amortization                         11,065,738       4,610,811     15,676,549     11,852,659       2,488,851     14,341,510
    Accretion of asset retirement
      obligation                              148,082          53,821        201,903            ---             ---            ---
    Oil and gas production                 10,099,086       3,655,325     13,754,411      7,937,289       2,095,156     10,032,445
                                        -------------  --------------  -------------   ------------   -------------  -------------
Income from oil and gas operations      $  18,664,793  $    2,611,594  $  21,276,387  $  11,483,960   $   2,473,427  $  13,957,387
                                        =============  ==============  =============  =============   =============  =============



                                                                        Six Months Ended June 30,
                                       ------------------------------------------------------------------------------------------
                                                           2003                                         2002
                                       --------------------------------------------  --------------------------------------------
                                                             New                                         New
                                          Domestic         Zealand        Total        Domestic        Zealand         Total
                                       ------------   --------------  -------------  -------------  -------------   -------------

Oil and gas sales                      $  83,718,875  $   22,040,674  $ 105,759,549  $  53,747,288  $  11,196,895   $  64,944,183

Costs and Expenses:
    Depreciation, depletion and
       amortization                       20,862,718       9,725,594     30,588,312     24,013,954      4,288,320      28,302,274
    Accretion of asset retirement
       obligation                            297,523         119,763        417,286            ---            ---             ---
    Oil and gas production                19,271,905       6,390,159     25,662,064     16,697,156      2,900,696      19,597,852
                                       -------------  --------------  -------------  -------------  -------------   -------------
Income from oil and gas operations     $  43,286,729  $    5,805,158  $  49,091,887  $  13,036,178  $   4,007,879   $  17,044,057
                                       =============  ==============  =============  =============  =============   =============
Property, Plant and Equipment, net     $ 591,373,155  $  167,176,684  $ 758,549,839  $ 544,996,156  $ 145,716,819   $ 690,712,975
                                       =============  ==============  =============  =============  =============   =============

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


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

         In September 2002, we purchased through our subsidiary, SENZ, Bligh's 5% working interest in permit 38719 and 5% interest in the Rimu petroleum mining permit 38151, along with their 3.24% working interest in the four TAWN petroleum mining licenses, for 300,000 shares of Swift Energy common stock valued at $3.9 million and $2.7 million in cash for total consideration of $6.6 million.

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

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GENERAL

         Over the last several years, we have emphasized adding reserves through drilling activity, while adding reserves through strategic purchases of producing properties when oil and gas prices were at lower levels and other market conditions were appropriate. We used this flexible strategy of employing both drilling and acquisitions to add more reserves than we depleted through production during such period.

     CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         Our contractual commitments for the remainder of 2003 and the next four years and thereafter as of June 30, 2003 are as follows:

                                     2003          2004           2005          2006         2007         Thereafter       Total
                                     ----          ----           ----          ----         ----        ------------      -----
Non-cancelable operating lease
  commitments                     $ 1,095,182  $  2,191,495   $   523,755   $    190,676   $   190,676   $    186,834   $  4,378,618
Capital commitments due to
  pipeline operators                  618,294            --            --             --            --             --        618,294
Asset Retirement Obligation (1)     1,063,111       631,938            --      3,414,115       231,246      4,179,201      9,519,611
Drilling Rig Commitments            1,612,750                                                                              1,612,750
Senior Notes due 2009 (2)                  --            --            --             --            --    125,000,000    125,000,000
Senior Notes due 2012 (2)                  --            --            --             --            --    200,000,000    200,000,000
Credit Facility which expires in
  October 2005 (3)                         --            --     7,500,000             --            --             --     7,500,0000
                                  -----------  ------------   -----------   ------------   -----------   ------------   ------------
                                  $ 4,389,337  $  2,823,433   $ 8,023,755   $  3,604,791   $   421,922   $329,366,035   $348,629,273
                                  ===========  ============   ===========   ============   ===========   ============   ============

     (1) Amounts shown by year are the net present value, discounted to June 30, 2003.
     (2) These amounts do not include the interest obligation, which is paid semiannually.
     (3) These amounts exclude a $0.8 million standby letter of credit outstanding under this facility.

     COMMODITY PRICE TRENDS AND UNCERTAINTIES

         Oil and natural gas prices historically have been volatile and are expected to continue to be volatile in the future. Worldwide supply disruptions, such as the reduction in crude oil production from Venezuela, together with perceived risks associated with the war between the United States and Iraq, along with other factors, have caused the price of oil to increase significantly in the first six months of 2003 when compared to historical prices. Other factors such as actions taken by OPEC, worldwide economic conditions, and weather conditions can cause wide fluctuations in the price of oil. Natural gas prices increased significantly in the first quarter of 2003 when compared to historical prices, and have since declined somewhat. North American weather conditions, the industrial and consumer demand for natural gas, storage levels of natural gas, and the availability and accessibility of natural gas deposits in North America can cause wide fluctuations in the price of natural gas. All of the above factors are beyond our control.

     LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2003, we largely relied upon our net cash provided by operating activities of $53.5 million and proceeds from bank borrowings of $7.5 million to fund capital expenditures of $62.3 million. During the first six months of 2002, we relied upon our net cash provided by operating activities of $35.6 million, net proceeds from the issuance of long-term debt of $195.0 million and net proceeds of our public stock offering of $30.5 million, less the repayment of bank borrowings of $134.0 million, to fund capital expenditures of $102.6 million.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Net Cash Provided by Operating Activities. For the first six months of 2003, net cash provided by our operating activities was $53.5 million, representing a 50% increase as compared to $35.6 million generated during the first six months of 2002. The $17.9 million increase was primarily due to an increase of $40.8 million in oil and gas sales for the first half of 2003, attributable to higher commodity prices, offset in part by production cost increases due to significant Lake Washington facility enhancements and workovers, along with scheduled plant shutdowns for maintenance in New Zealand and an increase in interest expense which is attributed to the replacement of our bank borrowings in April 2002 with the Senior Notes that carry a higher interest rate and a longer term.

         Existing Credit Facility. We had $7.5 million in outstanding borrowings under our credit facility at June 30, 2003, and no outstanding borrowings at December 31, 2002. At June 30, 2003, our credit facility consisted of a $300.0 million revolving line of credit with a $150.0 million commitment amount. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group in May 2003 at $195.0 million. We requested that the commitment amount with our bank group be reduced to $150 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

         Debt Maturities. Our credit facility extends until October 1, 2005. Our $125.0 million Senior Notes mature August 1, 2009 and our $200.0 million Senior Notes mature May 1, 2012.

         Working Capital. Our working capital improved from a deficit of $17.1 million at December 31, 2002, to a deficit of $10.8 million at June 30, 2003. The improvement was primarily due to an increase in accounts receivable from oil and gas sales due to higher commodity prices in the 2003 six month period.

         Capital Expenditures. During the first six months of 2003, we used $62.3 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

         Domestic activities of $48.2 million as follows:

     o   $40.4 million for drilling costs, both development and exploratory;

     o   $6.5  million  of  domestic   prospect  costs,   principally   prospect
         leasehold, seismic and geological costs of unproved prospects;

     o   $1.0 million of producing property acquisitions; and

     o   $0.3  million  spent  primarily  for  computer   equipment,   software,
         furniture, and fixtures.

     New Zealand activities of $14.1 million as follows:

     o   $7.4 million for drilling costs, both development and exploratory;

     o $3.3 million on prospect costs, principally seismic and geological costs;

     o   $3.0  million  for  the  construction  of  production   facilities  and
         pipelines;

     o   $0.3 million for property acquisitions; and

     o   $0.1 million for fixed assets.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         For the remaining six months of 2003, we expect to make capital expenditures of approximately $88 million (depending on the level and costs of actual drilling activities and on commodity prices). We currently estimate total capital expenditures for 2003 to be approximately $150 million, which reflects the recent 15% increase in the Company's capital budget. This increase was supported by recent operational results. Capital expenditures for 2002 of $155.2 million were modestly higher. Depending on a number of factors, such as commodity pricing, production levels and the level and success of planned non-core property dispositions, our internally generated cash flows are expected to fund a majority of these expenditures. Although current plans do not call for extensive use of our bank credit facility in 2003, we believe that our bank borrowing base will continue to stay at or near its current level, as our proved reserve base continues to grow. If oil and gas prices were to drop precipitously on a sustained basis, it would negatively affect our liquidity and cash flows, including our ability to stay in compliance with certain financial covenants under our credit facility. We would reduce the level of our capital expenditures in response to any such precipitous drop in prices, as we would deem necessary.

         We drilled or participated in drilling 36 domestic development wells and two domestic exploratory wells in the first six months of 2003, 33 of the development wells and both exploratory wells were in the Lake Washington area. The two domestic exploratory wells and 30 of the domestic development wells were successful. In New Zealand, the Kauri E-1 and Kauri-F1 were successfully completed, while the Kauri-A4 began producing into the Rimu Production Station (RPS).

         During the second half of 2003, we anticipate drilling or participating in the drilling of up to an additional 40 domestic wells, with an emphasis in the Lake Washington area while undertaking activity in our Brookeland, Masters Creek and South Texas areas again. Our capital projects also include facility upgrades and initial 3-D seismic work in Lake Washington. In addition to the Kauri-E2, which is currently drilling, we plan on drilling an additional two wells in New Zealand.

         Our 2003 capital expenditures are focused on developing and producing long-lived oil reserves in Lake Washington and in the Rimu/Kauri area in New Zealand. With this focus, we expect our 2003 total production to increase by 7% to 13% over 2002 levels primarily from the Lake Washington and TAWN areas, while we expect production in our other core areas to decrease as limited new drilling is currently budgeted to offset the natural production decline of these properties. This drilling focus should help add long-lived oil reserves and should help develop an overall lesser production decline curve, which would extend our average reserve life and emphasize the balancing of our reserves between oil and gas.

     RESULTS OF OPERATIONS - Three Months Ended June 30, 2003 and 2002

         Revenues. Our revenues in the second quarter of 2003 increased by 31% to $50.7 million compared to revenues of $38.6 million in the same period in 2002, primarily due to increases in oil and gas prices and our increased production.

         Oil and gas sales revenues of $50.9 million in the second quarter of 2003 increased by 33%, or $12.6 million, from the level of those revenues for the comparable 2002 period. Our net sales volumes of 13.3 Bcfe in the second quarter of 2003 increased by 5%, or 0.6 Bcfe, over net sales volumes in the comparable 2002 period. Average prices received for oil increased to $27.97 per Bbl in the second quarter of 2003 from $25.11 per Bbl in the comparable 2002 period. Average gas prices received increased to $3.47 per Mcf in the second quarter of 2003 from $2.60 per Mcf in the 2002 period. Average natural gas liquids (Ngl) prices increased to $15.81 per Bbl in the second quarter of 2003 from $12.52 per Bbl in the comparable 2002 period. The increase in production during the 2003 period was predominantly from our Lake Washington and New Zealand areas. Our domestic Ngl volumes decreased in the second quarter of 2003 as it was more profitable to sell high Btu natural gas than to strip out ethane and other Ngls from the gas stream.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         In the second quarter of 2003, our $12.6 million increase in oil and gas sales resulted from:

         oPrice variances that had a $10.9 million favorable impact on sales, of which $6.2 million was attributable to the 34% increase in average gas prices received and $4.7 million was attributable to the 21% increase in the average combined oil and Ngl prices received; and

         oVolume variances that had a $1.7 million favorable impact on sales, with $1.1 million of the increase coming from the 0.4 Bcf increase in gas sales volumes, and $0.6 million of the increase coming from the 31,000 Bbl increase in oil and Ngl sales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our domestic core areas and New Zealand:

                                                                 Three Months Ended June 30,
        Area                                 Revenues (In Millions)                   Net Sales Volumes (Bcfe)
        ----
                                     ----------------------------------------    ----------------------------------
                                                      2003              2002                2003               2002
                                                      ----              ----                ----               ----
    AWP Olmos                                       $ 11.7             $ 9.0                 2.1                2.5
    Brookeland                                         4.1               3.5                 1.1                1.2
    Lake Washington                                   12.7               4.6                 2.7                1.1
    Masters Creek                                      6.3               9.3                 1.5                2.6
    Other                                              5.2               4.8                 1.1                1.5
                                     ---------------------   ---------------     ---------------   ----------------
          Total Domestic                            $ 40.0             $31.2                 8.5                8.9
                                     ---------------------   ---------------     ---------------   ----------------
    Rimu/Kauri                                         1.7               1.1                 0.5                0.3
    TAWN                                               9.2               6.0                 4.3                3.5
                                     ---------------------   ---------------     ---------------   ----------------
          Total New Zealand                         $ 10.9             $ 7.1                 4.8                3.8
                                     ---------------------   ---------------     ---------------   ----------------
          Total                                     $ 50.9             $38.3                13.3               12.7
                                     =====================   ===============     ===============   ================

Our drilling efforts in the second quarter of 2003 have focused on Lake Washington, AWP Olmos and New Zealand.

The following table provides additional information regarding our oil and gas sales:

                                                       Net Sales Volume                             Average Sales Price
                                         Oil          NGL        Gas        Combined          Oil          NGL          Gas
                                        (MBbl)      (MBbl)      (Bcf)        (Bcfe)          (Bbl)        (Bbl)        (Mcf)
2002
----
Three Months Ended June 30:
     Domestic                               569        278         3.8           8.9         $25.13      $12.77        $3.53
     New Zealand                            104         51         2.9           3.8         $25.01      $11.18        $1.36
                                      ---------  ---------   ---------   -----------
           Total                            673        329         6.7          12.7         $25.11      $12.52        $2.60
                                      =========  =========   =========   ===========

2003
Three Months Ended June 30:
     Domestic                               676        140         3.6           8.5         $28.25      $17.07        $5.15
     New Zealand                            146         71         3.5           4.8         $26.68      $13.36        $1.75
                                      ---------  ---------   ---------   -----------
           Total                            822        211         7.1          13.3         $27.97      $15.81        $3.47
                                      =========  =========   =========   ===========

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         During the second quarter of 2003, we recognized net losses of $0.4 million relating to our hedging activities, as compared to net losses of $0.1 million in the 2002 period. This activity is recorded in "Price-risk management and other, net" on the accompanying income statement.

         Revenues from our oil and gas sales comprised 100% of net revenues for the second quarter of 2003 and 99% of total revenues for the 2002 period. Natural gas production made up 53% of our production volumes in both the second quarter of 2003 and 2002.

         Costs and Expenses. Our expenses in the second quarter of 2003 increased $6.6 million, or 20%, compared to the 2002 period expenses. The majority of the increase was due to our increased oil and gas production costs, both domestically and in New Zealand.

         Our general and administrative expenses, net in the second quarter of 2003 increased $0.7 million, or 29%, from the level of such expenses in the comparable 2002 period. These increases reflect additional costs needed to run our increased activities in New Zealand, a reduction in reimbursement from partnerships we managed as almost all of these partnerships have liquidated, and increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act. Our general and administrative expenses per Mcfe produced increased to $0.25 per Mcfe in the second quarter of 2003 from $0.20 per Mcfe in the 2002 period. The portion of supervision fees netted from general and administrative expenses was $0.7 million for the second quarter of 2003 and $0.8 million for the 2002 period.

         Depreciation, depletion, and amortization of our assets, or DD&A, increased $1.3 million, or 9%, in the second quarter of 2003 from the 2002 period. Domestically, DD&A decreased $0.8 million due to decreased production in the 2003 period, and higher reserve volumes that were added primarily through our Lake Washington activities. In New Zealand, our production increased in the 2003 period due primarily to TAWN area production. Our DD&A rate per Mcfe of production was $1.18 in the second quarter of 2003 and $1.13 in the 2002 period, reflecting these variations in per unit cost of reserves additions.

         We  recorded  $0.2  million  of  accretion  on  our  asset   retirement
     obligation in the second quarter of 2003 associated with the adoption of SFAS No. 143 implemented effective January 1, 2003.

         Our production costs increased $3.7 million in the second quarter of 2003, or 37%, and were $1.04 per Mcfe and $0.79 per Mcfe in the second quarter of 2003 and 2002, respectively. Due to the 26% increase in production during the second quarter of 2003, our New Zealand operations contributed $1.6 million of the cost increase in the period. Domestic severance taxes increased $1.3 million in the second quarter of 2003, due to higher commodity prices. Additionally, our production costs increased due to significant Lake Washington facility enhancements and workovers performed in several other areas during the second quarter, as well as scheduled plant shutdowns for maintenance in New Zealand. The portion of supervision fees netted from production costs was $0.5 million for the second quarters of 2003 and 2002.

         Interest expense on our Senior Notes issued in July 1999, including amortization of debt issuance costs, totaled $3.3 million in both the second quarter of 2003 and 2002. Interest expense on our Senior Notes issued in April 2002, including amortization of debt issuance costs, totaled $4.8 million in the second quarter of 2003 and $4.0 million in 2002. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.3 million in the second quarter of 2003 and $0.9 million in the same period in 2002. The total interest cost in the second quarter of 2003 was $8.4 million, of which $1.7 million was capitalized. The total interest cost in the second quarter of 2002 was $8.2 million, of which $2.1 million was capitalized. We capitalize that portion of interest related to our unproved properties. The increase in interest expense in the second quarter of 2003 was attributed to the replacement of our bank borrowings in April 2002 with the Senior Notes that carry a higher interest rate.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Net Income. Our net income in the second quarter of 2003 of $7.2 million was 101% higher and Basic EPS of $0.26 were 96% higher than our second quarter of 2002 net income of $3.6 million and Basic EPS of $0.13. Our Diluted EPS in the second quarter of 2003 of $0.26 were also 96% higher than our second quarter of 2002 Diluted EPS of $0.13. These amounts increased in the 2003 period as oil and gas sales increased due to higher commodity prices and our increased production.

     RESULTS OF OPERATIONS - Six Months Ended June 30, 2003 and 2002

         Revenues. Our revenues in the first six months of 2003 increased by 43% to $104.2 million compared to revenues of $72.9 million in the same period in 2002, primarily due to increases in oil and gas prices and our increased production.

         Oil and gas sales revenues of $105.8 million in the first six months of 2003 increased by 63%, or $40.8 million, from the level of those revenues for the comparable 2002 period. Our net sales volumes of 26.1 Bcfe in the first six months of 2003 increased by 5%, or 1.2 Bcfe, over net sales volumes in the comparable 2002 period. Average prices received for oil increased to $30.14 per Bbl in the first six months of 2003 from $22.37 per Bbl in the comparable 2002 period. Average gas prices received increased to $3.60 per Mcf in the first half of 2003 from $2.16 per Mcf in the 2002 period. Average natural gas liquids (Ngl) prices increased to $18.55 per Bbl in the first six months of 2003 from $11.60 per Bbl in the comparable 2002 period. The increase in production during the 2003 period was from our New Zealand and Lake Washington areas. Our domestic Ngl volumes decreased in the first six months of 2003 as it was more profitable to sell high Btu natural gas than to strip out ethane and other Ngls from the gas stream.

         In the first six months of 2003, our $40.8 million increase in oil and gas sales resulted from:

         oPrice variances that had a $38.5 million favorable impact on sales, of which $21.1 million was attributable to the 66% increase in average gas prices received and $17.4 million was attributable to the 49% increase in the average combined oil and Ngl prices received; and

         oVolume variances that had a $2.3 million favorable impact on sales, with $3.2 million of the increase coming from the 1.5 Bcf increase in gas sales volumes, partially offset by $0.9 million of the decrease coming from the 50,000 Bbl decrease in oil and Ngl sales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our domestic core areas and New Zealand:

                                                                     Six Months Ended June 30,
        Area                                 Revenues (In Millions)                   Net Sales Volumes (Bcfe)
        ----                         ---------------------------------------    -----------------------------------
                                                      2003              2002                2003               2002
                                                      ----              ----                ----               ----
    AWP Olmos                                        $24.2            $ 16.2                 4.2                5.6
    Brookeland                                         9.4               5.6                 2.0                2.4
    Lake Washington                                   23.9               6.9                 4.8                1.9
    Masters Creek                                     14.7              17.4                 3.1                5.9
    Other                                             11.6               7.6                 2.1                2.7
                                     ---------------------   ---------------    ----------------  -----------------
          Total Domestic                            $ 83.8            $ 53.7                16.2               18.5
                                     ----------------------  ---------------    ----------------  -----------------
    Rimu/Kauri                                         3.2               1.1                 1.0                0.4
    TAWN                                              18.8              10.1                 8.9                6.1
                                     ----------------------  ---------------    ----------------  -----------------
          Total New Zealand                         $ 22.0            $ 11.2                 9.9                6.5
                                     ----------------------  ---------------    ----------------  -----------------
          Total                                     $105.8            $ 64.9                26.1               25.0
                                     ======================  ===============    ================  =================

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


Our drilling efforts in the first half of 2003 have focused on Lake Washington, AWP Olmos and New Zealand. The following table provides additional information regarding our oil and gas sales:

                                                       Net Sales Volume                             Average Sales Price
                                          Oil           NGL        Gas        Combined          Oil          NGL          Gas
                                         (MBbl)       (MBbl)      (Bcf)        (Bcfe)          (Bbl)        (Bbl)        (Mcf)
2002
----
Six Months Ended June 30:
     Domestic                                1,090        590         8.5          18.5         $22.30      $11.75        $2.65
     New Zealand                               176         89         4.8           6.5         $22.84      $10.59        $1.30
                                      ------------  ---------  ----------   -----------
           Total                             1,266        679        13.3          25.0         $22.37      $11.60        $2.16
                                      ============  =========  ==========   ===========

2003
----
Six Months Ended June 30:
     Domestic                                1,253        240         7.3          16.2         $30.35      $21.83        $5.59
     New Zealand                               258        145         7.5           9.9         $29.15      $13.12        $1.68
                                      ------------  ---------  ----------   -----------
           Total                             1,511        385        14.8          26.1         $30.14      $18.55        $3.60
                                      ============  =========  ==========   ===========

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

         During the first six months of 2003, we recognized net losses of $1.8 million relating to our hedging activities, as compared to net losses of $0.1 million in the same 2002 period. This activity is recorded in "Price-risk management and other, net" on the accompanying income statement.

         Revenues from our oil and gas sales comprised 101% of net revenues for the first six months of 2003 and 89% of total revenues for the 2002 period. Natural gas production made up 56% of our production volumes in the first half of 2003 and 53% in the same 2002 period.

         Costs and Expenses. Our expenses in the first six months of 2003 increased $14.2 million, or 23%, compared to the same 2002 period expenses. The majority of the increase was due to our increased oil and gas production costs, both domestically and in New Zealand, and an increase in interest expense due to replacement of our bank borrowings with our Senior Notes during 2002.

         Our general and administrative expenses, net in the first six months of 2003 increased $2.0 million, or 42%, from the level of such expenses in the comparable 2002 period. These increases reflect additional costs needed for our increased activities in New Zealand, a reduction in reimbursement from partnerships we managed as almost all of these partnerships have liquidated, and increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act. Our general and administrative expenses per Mcfe produced increased to $0.26 per Mcfe in the first six months of 2003 from $0.20 per Mcfe in the same 2002 period. The portion of supervision fees netted from general and administrative expenses was $1.4 million for the first half of 2003 and $1.5 million for the same 2002 period.

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Depreciation, depletion, and amortization of our assets, or DD&A, increased $2.3 million, or 8%, in the first six months of 2003 from the same 2002 period. Domestically, DD&A decreased $3.2 million due to decreased production in the 2003 period, and higher reserve volumes that were added primarily through our Lake Washington activities. In New Zealand, our production increased in the first half of 2003 due primarily to TAWN area production. Our DD&A rate per Mcfe of production was $1.17 in the first half of 2003 and $1.13 in the same 2002 period, reflecting these variations in per unit cost of reserves additions.

         We  recorded  $0.4  million  of  accretion  on  our  asset   retirement
     obligation in the first six months of 2003 associated with the adoption of SFAS No. 143 implemented on January 1, 2003.

         Our production costs per Mcfe produced increased $6.1 million in the first six months of 2003, or 31%, and were $0.98 per Mcfe and $0.79 per Mcfe in the first six months of 2003 and 2002, respectively. Due to the 55% increase in production during the first six months of 2003, our New Zealand operations contributed $3.5 million of the cost increase in the period. Domestic severance taxes increased $3.0 million in the first six months of 2003, due to higher commodity prices. Additionally, our production costs increased due to significant Lake Washington facility enhancements and workovers performed in several other areas as well as scheduled plant shutdowns for maintenance in New Zealand. The portion of supervision fees netted from production costs was $1.0 million for the first six months of both 2003 and 2002.

         Interest expense on our Senior Notes issued in July 1999, including amortization of debt issuance costs, totaled $6.6 million in both the first six months of 2003 and 2002. Interest expense on our Senior Notes issued in April 2002, including amortization of debt issuance costs, totaled $9.6 million and $4.0 million in the first six months of 2003 and 2002, respectively. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.7 million in the first half of 2003 and $2.9 million in the same period in 2002. The total interest cost in the first six months of 2003 was $16.9 million, of which $3.5 million was capitalized. The total interest cost in the first six months of 2002 was $13.5 million, of which $3.5 million was capitalized. We capitalize that portion of interest related to our unproved properties. The increase in interest expense in the first half of 2003 was attributed to the replacement of our bank borrowings in April 2002 with the Senior Notes that carry a higher interest rate and a longer term.

         As discussed in Note 1 to the Consolidated Financial Statements, we implemented SFAS No. 143 effective January 1, 2003. Our adoption of SFAS No. 143 resulted in a one-time net of taxes charge of $4.4 million, which is recorded as a "Cumulative Effect of Change in Accounting Principle" in the consolidated statement of income. This statement requires that the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets be recorded in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the obligation is either settled for its recorded amount or a gain or loss is incurred upon settlement. This statement requires that a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values be recorded.

         Net Income. Our net income in the first six months of 2003 of $13.3 million was 102% higher and Basic EPS of $0.49 were 94% higher than our first six months of 2002 net income of $6.6 million and Basic EPS of $0.26. Our Diluted EPS in the first six months of 2003 of $0.49 were also 95% higher than our first six months of 2002 Diluted EPS of $0.25. These amounts increased in the same 2003 period as oil and gas sales increased due to higher commodity prices and our increased production.

     Related-Party Transactions

         We are currently the operator of a limited number of properties owned by the six remaining affiliated limited partnerships and, accordingly, charge these entities operating fees. The operating fees charged to the partnerships were approximately $0.1 million in the first six months of 2003 and $0.2 million in the 2002

                             SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     period, and are recorded as reductions of general and administrative expense and oil and gas production expense. We also have been reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $0.2 million and $0.8 million in the first six months of 2003 and 2002, respectively. These lower amounts reflect our continued transition away from partnerships.

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

    oPrice Floors - At July 31, 2003, we had price floors in place effective through the contract month of December 2003 for natural gas and through November 2003 for crude oil. The natural gas price floors cover notional volumes of 1,800,000 MMBtu, with a weighted average floor price of $4.55 per MMBtu. The crude oil price floors cover notional volumes of 210,000 barrels of oil, with a weighted average floor price of $27.07 per barrel.

    oNew Zealand Gas Contracts - A majority of our gas production in New Zealand is sold under long-term, fixed-price contracts denominated in New Zealand dollars. These contracts protect against price volatility, and our revenue from these contracts will vary only due to fluctuations in volumes delivered and foreign exchange rates.

     Customer Credit Risk

         We are exposed to the risk of financial non-performance by customers. Our ability to collect on sales to our customers is dependant on the liquidity of our customer base. To manage customer credit risk, we monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. Due to availability of other purchasers, we do not believe that the loss of any single oil or gas customer would have a material adverse effect on our revenues.

     Foreign Currency Risk

         We are exposed to the risk of fluctuations in foreign currencies, most notably the New Zealand Kiwi. Fluctuations in rates between the New Zealand Kiwi and U.S. Dollar may impact our financial results from our New Zealand subsidiaries since we have receivables and liabilities denominated in New Zealand Kiwi.

     Interest Rate Risk

         Our Senior Notes have a fixed interest rate, so consequently we are not exposed to cash flow risk from market interest rate changes on our Senior Notes. However, there is a risk that market rates will decline and the required interest payments on our Senior Notes may exceed those payments based on the current market rate. At June 30, 2003, we had $7.5 million in borrowings under our credit facility, which is subject to floating rates and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 40 basis points and would not have a material adverse effect on our 2003 cash flows based on this same level of borrowing.

                            CONTROLS AND PROCEDURES


         The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act') as of the end of the period covered by this report. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective, in all material respects, in communicating to them on a timely basis material information relating to the Company required under the Exchange Act to be disclosed in this quarterly report.

         There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, such control.

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

Item 2.    Changes in Securities and Use of Proceeds - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders -

Our annual meeting of shareholders was held on May 13, 2003. At the record date, 27,284,710 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting. At the annual meeting, three nominees were elected to serve as Directors of Swift for three year terms to expire at the 2006 annual meeting of shareholders:

                                       FOR             AGAINST      ABSTENTIONS
                                       ---             -------      -----------
   NOMINEES FOR DIRECTORS

   Raymond E. Galvin                26,168,239         281,221          ---
   Clyde W. Smith, Jr.              26,222,031         227,429          ---
   Terry E. Swift                   26,168,481         280,979          ---

The terms of directors A. Earl Swift, Henry C. Montgomery and Harold H. Withrow expire at the 2004 annual meeting and the terms of Virgil N. Swift and G. Robert Evans expire at the 2005 annual meeting.

At the annual meeting, shareholders also approved a proposal to amend the Company's 2001 Omnibus Stock Compensation Plan to increase the number of shares subject to the plan by 500,000 shares from 1.5 million shares to 2.0 million shares. The result of the vote on this proposal was as follows:

                                                   FOR             AGAINST              ABSTENTIONS
                                                   ---             -------              -----------
                    PROPOSAL
           Amendment to the 2001 Omnibus
             Stock Compensation Plan            21,783,932        4,113,548               551,979

Item 5.    Other Information - N/A

Item 6.    Exhibits & Reports on Form 8-K -

     (a)   Documents filed as part of the report

           (3)  Exhibits
                12    Swift Energy Company Ratio of Earnings to Fixed Charges.

                31.1  Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2  Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

                32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K filed during the quarter ended June 30, 2003, which are incorporated herein by reference:

                1. On May 7, 2003, the Company filed a Current Report on Form 8-K that reported under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits", Item 9 "Regulation FD" and Item 12, "Results of Operations and Financial Conditions" relating to the press release announcement of first quarter 2003 earnings.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY COMPANY
                                        (Registrant)




Date:     August 13, 2003               By: (original signed by)
      ---------------------                ------------------------------------
                                           Alton D. Heckaman, Jr.
                                           Senior Vice President,
                                           Chief Financial Officer





Date:     August 13, 2003               By: (original signed by)
      ---------------------                ------------------------------------
                                           David W. Wesson
                                           Controller and Principal Accounting
                                           Officer

                                                                      Exhibit 12
                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES


                                                                                                                    Six months
                                                                       Years Ended December 31,                    ended June 30,
                                                        --------------------------------------------------------  ----------------
                                                             2002                2001                2000              2003
                                                        ----------------   ------------------   ----------------  ----------------
GROSS G&A                                                    26,074,408           25,974,568         23,793,995         7,070,649
NET G&A                                                      10,564,849            8,186,654          5,585,487         3,556,548
INTEREST EXPENSE, NET                                        23,274,969           12,627,022         15,968,405         6,684,902
RENT EXPENSE                                                  1,923,451            1,322,618          1,255,474           546,361
NET INCOME BEFORE TAXES                                      18,408,289          (34,192,333)        93,079,346        16,223,744
CAPITALIZED INTEREST                                          6,973,480            6,256,222          5,043,206         1,747,097
DEPLETED CAPITALIZED INTEREST                                   215,433              280,929            307,249           138,484


                   CALCULATED DATA
-----------------------------------------------------

UNALLOCATED G&A (%)                                              40.52%               31.52%             23.47%            50.30%
NON-CAPITAL RENT EXPENSE                                        779,345              416,862            294,714           274,820
1/3 NON-CAPITAL RENT EXPENSE                                    259,782              138,954             98,238            91,607
FIXED CHARGES                                                30,508,231           19,022,198         21,109,849         8,523,606
EARNINGS                                                     42,158,473          (21,145,428)       109,453,238        23,138,736



RATIO OF EARNINGS TO FIXED CHARGES (12/11)                         1.38                  ---               5.18              2.71


For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expe9nse, capitalized interest, amortization of debt issuance costs and discounts, and that portion of non-capitalized rental expense deemed to be the equivalent of interest. Earnings represents income before income taxes from continuing operations before fixed charges. Due to the $98.9 million non-cash charge incurred in the fourth quarter of 2001 caused by a write-down in the carrying value of oil and gas properties, 2001 earnings were insufficient by $40.2 million to cover fixed charges in this period. If the $98.9 million non-cash charge is excluded, the ratio of earnings to fixed charges would have been 4.09 for 2001.

                                                                    Exhibit 31.1

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

4.  Swift  Energy's  other   certifying   officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for Swift Energy and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Swift Energy, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Swift Energy's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this quarterly report any changes in Swift Energy Company's internal control over financial reporting that occurred during Swift Energy Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Swift Energy Company's internal control over financial reporting; and

5. Swift Energy's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Swift Energy Company's auditors and the audit committee of Swift Energy Company's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Swift Energy Company's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Swift Energy Company's internal control over financial reporting.





Date: August 13, 2003                               (original signed by)
                                            ------------------------------------
                                                     Terry E. Swift
                                                     President and
                                                Chief Executive Officer

                                                                   Exhibit 31.2

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

4.  Swift  Energy's  other   certifying   officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for Swift Energy and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Swift Energy, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Swift Energy's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this quarterly report any changes in Swift Energy Company's internal control over financial reporting that occurred during Swift Energy Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Swift Energy Company's internal control over financial reporting; and

5. Swift Energy's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Swift Energy Company's auditors and the audit committee of Swift Energy Company's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Swift Energy Company's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Swift Energy Company's internal control over financial reporting.





Date: August 13, 2003                              (original signed by)
                                            ------------------------------------
                                                    Alton D. Heckaman, Jr.
                                               Senior Vice President - Finance
                                                   Chief Financial Officer

                                                                     Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on August 12, 2003, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2.  The  information  contained in the Report fairly  presents,  in all
             material   respects,   the  financial   condition  and  results  of
             operations of Swift.


    Dated:  August 13, 2003                   (original signed by)
                                         ---------------------------------------
                                            Alton D. Heckaman, Jr.
                                            Senior Vice President-Finance and
                                            Chief Financial Officer



    Dated:  August 13, 2003                   (original signed by)
                                         ---------------------------------------
                                          Terry E. Swift
                                          President and Chief Executive Officer


This certification made in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 is furnished by Swift and accompanies the Quarterly Report on Form 10-Q of Swift for the period ended June 30, 2003. This certification shall not be deemed filed by Swift for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.