Form 10-Q
period 2003-10-31
SWIFT ENERGY CO
filed 2003-11-14
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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


                 Common Stock                  27,444,262 Shares
                 ($.01 Par Value)      (Outstanding at October 31, 2003)
                 (Class of Stock)

                            SWIFT ENERGY COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          PAGE

         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets
                    -  September 30, 2003 and December 31, 2002                            3

                    Consolidated Statements of Income
                    -  For the Three-month and Nine-month periods ended
                       September 30, 2003 and 2002                                         5

                    Consolidated Statements of Stockholders' Equity
                    -  September 30, 2003 and December 31, 2002                            6

                    Consolidated Statements of Cash Flows
                    - For the Nine-month periods ended September 30, 2003 and 2002         7

                    Notes to Consolidated Financial Statements                             8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             19

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk            30

         Item 4.    Controls and Procedures                                               31

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                     32
         Item 2.    Changes in Securities and Use of Proceeds                           None
         Item 3.    Defaults Upon Senior Securities                                     None
         Item 4.    Submission of Matters to a Vote of Security Holders                 None
         Item 5.    Other                                                               None
         Item 6.    Exhibit Index and Reports on Form 8-K                                 32

SIGNATURES                                                                                33


                                                 SWIFT ENERGY COMPANY
                                             CONSOLIDATED BALANCE SHEETS


                                                               September 30, 2003              December 31, 2002
                                                            ------------------------       -------------------------
                                                                    (Unaudited)
 ASSETS
 Current Assets:
   Cash and cash equivalents                                $              2,678,315       $               3,816,107
   Accounts receivable -
     Oil and gas sales                                                    23,335,323                      17,360,716
     Associated limited partnerships
        and joint ventures                                                   143,190                         191,964
     Joint interest owners                                                 1,400,790                       3,364,846
   Other current assets                                                    4,695,602                       5,034,566
                                                            ------------------------       -------------------------
       Total Current Assets                                               32,253,220                      29,768,199
                                                            ------------------------       -------------------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                                 1,264,918,011                   1,150,633,802
     Unproved properties not being amortized                              65,642,790                      69,603,481
                                                            ------------------------      --------------------------
                                                                       1,330,560,801                   1,220,237,283
   Furniture, fixtures, and other equipment                               10,204,883                       9,595,944
                                                            ------------------------       -------------------------
                                                                       1,340,765,684                   1,229,833,227
   Less-Accumulated depreciation, depletion,
        and amortization                                                (551,095,515)                   (504,323,773)
                                                            ------------------------       -------------------------
                                                                         789,670,169                     725,509,454
                                                            ------------------------       -------------------------
 Other Assets:
   Deferred income taxes                                                     433,591                       2,680,585
   Deferred charges                                                        8,279,976                       9,047,621
                                                            ------------------------       -------------------------
                                                                           8,713,567                      11,728,206
                                                            ------------------------       -------------------------

                                                            $            830,636,956       $             767,005,859
                                                            ========================       =========================


See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                      September 30, 2003            December 31, 2002
                                                                   ------------------------     ------------------------
                                                                           (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable and accrued liabilities                        $             51,681,138     $             43,028,708
   Payable to associated limited partnerships                                       514,309                       91,126
   Undistributed oil and gas revenues                                             5,527,236                    3,764,350
                                                                   ------------------------     ------------------------
       Total Current Liabilities                                                 57,722,683                   46,884,184
                                                                   ------------------------     ------------------------

 Long-Term Debt                                                                 336,233,381                  324,271,973
 Deferred Income Taxes                                                           39,248,246                   30,776,518
 Asset Retirement Obligation                                                      9,834,695                          ---

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                                ---                          ---
   Common stock, $.01 par value, 85,000,000
     shares authorized, 27,968,640 and 27,811,632
     shares issued, and 27,441,622 and 27,201,509
     shares outstanding, respectively                                               279,686                      278,116
   Additional paid-in capital                                                   334,418,690                  333,543,471
   Treasury stock held, at cost, 527,018 and
     610,123 shares, respectively                                                (7,558,093)                  (8,749,922)
   Retained earnings                                                             60,571,708                   40,179,572
   Other comprehensive loss, net of taxes                                          (114,040)                    (178,053)
                                                                   ------------------------     ------------------------
                                                                                387,597,951                  365,073,184
                                                                   ------------------------     ------------------------

                                                                   $            830,636,956     $            767,005,859
                                                                   ========================     ========================


See accompanying notes to consolidated financial statements.

                                                 SWIFT ENERGY COMPANY
                                          Consolidated Statements of Income
                                                     (UNAUDITED)

                                                     Three months ended                  Nine months ended
                                               ------------------------------    ---------------------------------
                                                  09/30/03         09/30/02          09/30/03          09/30/02
                                               --------------   -------------    ----------------   --------------
Revenues:
  Oil and gas sales                            $   52,087,321   $  36,592,329    $    157,846,870   $  101,536,512
  Fees from limited partnerships
    and joint ventures                                  5,577           5,830              20,512           59,953
  Interest income                                      26,279         158,664             136,747          190,957
  Gain on asset disposition                               ---             ---                 ---        7,332,668
  Price-risk management and other, net               (566,655)       (186,014)        (2,234,085)          375,065
                                               --------------   -------------    ----------------   --------------
                                                   51,552,522      36,570,809         155,770,044      109,495,155
                                               --------------   -------------    ----------------   --------------

Costs and Expenses:
  General and administrative, net                   3,670,416       2,497,413          10,564,959        7,368,989
  Depreciation, depletion and amortization         16,042,377      13,487,437          46,630,689       41,789,711
  Accretion of asset retirement obligation            206,475             ---             623,761              ---
  Oil and gas production                           13,730,467      11,004,641          39,392,531       30,602,493
  Interest expense, net                             6,749,419       6,647,968          20,107,188       16,607,651
                                               --------------   -------------    ----------------   --------------
                                                   40,399,154      33,637,459         117,319,128       96,368,844
                                               --------------   -------------    ----------------   --------------

Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle         11,153,368       2,933,350          38,450,916       13,126,311

Provision for Income Taxes                          4,090,743         986,344          13,681,928        4,575,403
                                               --------------   -------------    ----------------   --------------

Income Before Cumulative Effect of Change
  in Accounting Principle                           7,062,625       1,947,006          24,768,988        8,550,908

Cumulative Effect of Change in Accounting
  Principle (net of taxes)                                ---             ---           4,376,852              ---
                                               --------------   -------------    ----------------   --------------

Net Income                                     $    7,062,625   $   1,947,006    $     20,392,136   $    8,550,908
                                               ==============   =============    ================   ==============

Per share amounts -
  Basic:   Income Before Cumulative Effect of
            Change in Accounting Principle     $         0.26   $        0.07    $           0.91   $         0.33
           Cumulative Effect of Change in
            Accounting Principle                          ---             ---               (0.16)             ---
                                               --------------   -------------    ----------------   --------------
           Net Income                          $         0.26   $        0.07    $           0.75   $         0.33
                                               ==============   =============    ================   ==============

  Diluted: Income Before Cumulative Effect of
            Change in Accounting Principle     $         0.26   $        0.07    $           0.90   $         0.32
           Cumulative Effect of Change in
            Accounting Principle                          ---             ---               (0.16)             ---
                                               --------------   -------------    ----------------   --------------
           Net Income                          $         0.26   $        0.07    $           0.74   $         0.32
                                               ==============   =============    ================   ==============

Weighted Average Shares Outstanding                27,424,195      26,889,186          27,326,169       26,112,382
                                               ==============   =============    ================   ==============


See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                    Accumulated
                                                     Additional                                        Other
                                        Common        Paid-in         Treasury       Retained      Comprehensive
                                       Stock (1)      Capital          Stock         Earnings          Loss            Total
                                      ----------   --------------  -------------  --------------  ---------------  --------------
 Balance, December 31, 2001           $  256,346   $  296,172,820  $ (12,032,791) $   28,256,345  $             -  $  312,652,720
   Stock issued for benefit plans
      (38,149 shares)                        292          617,960        127,795               -                -         746,047
   Stock options exercised
      (112,995 shares)                     1,130        1,206,413              -               -                -       1,207,543
   Public stock offering
      (1,725,000 shares)                  17,250       30,465,809              -               -                -      30,483,059
   Employee stock purchase plan
      (9,801 shares)                          98          122,343              -               -                -         122,441
   Stock issued in acquisitions
      (520,000 shares)                     3,000        4,958,126      3,155,074               -                -       8,116,200
 Comprehensive income:
   Net income                                  -                -              -      11,923,227                -      11,923,227
   Change in fair value of
     cash flow hedges, net of
          income tax                           -                -              -               -         (178,053)       (178,053)
                                                                                                                   --------------
     Total comprehensive income                -                -              -               -                -      11,745,174
                                      ----------   --------------  -------------  --------------  ---------------  --------------
 Balance, December 31, 2002           $  278,116   $  333,543,471  $  (8,749,922) $   40,179,572  $      (178,053) $  365,073,184
                                      ==========   ==============  =============  ==============  ===============  ==============

   Stock issued for benefit plans
      (83,201 shares) (2)                      1         (408,178)     1,191,829               -                -         783,652
   Stock options exercised
      (100,338 shares) (2)                 1,003          869,450              -               -                -         870,453
   Employee stock purchase plan
      (56,574 shares) (2)                    566          413,947              -               -                -         414,513
 Comprehensive income:
   Net income (2)                              -                -              -      20,392,136                -      20,392,136
   Change in fair value of
     cash flow hedges, net of
          income tax (2)                       -                -              -               -           64,013          64,013
                                                                                                                   --------------
     Total comprehensive income (2)            -                -              -               -                -      20,456,149
                                      ----------   --------------  -------------  --------------  ---------------  --------------
 Balance, September 30, 2003 (2)      $  279,686   $  334,418,690  $  (7,558,093) $   60,571,708  $      (114,040) $  387,597,951
                                      ==========   ==============  =============  ==============  ===============  ==============

(1)$.01 par value
(2) Unaudited

See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Period Ended September 30,
                                                                     -----------------------------------------------
                                                                              2003                       2002
                                                                     ---------------------      --------------------
Cash Flows From Operating Activities:
  Net income                                                         $          20,392,136      $          8,550,908
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Cumulative effect of change in accounting principle                          4,376,852                       ---
    Depreciation, depletion, and amortization                                   46,630,689                41,789,711
    Accretion of asset retirement obligation                                       623,761                       ---
    Deferred income taxes                                                       13,375,807                 4,554,165
    Gain on asset disposition                                                          ---                (7,332,668)
    Other                                                                          658,524                   728,917
    Change in assets and liabilities -
      (Increase) decrease in accounts receivable, excluding
        income taxes receivable                                                 (3,895,748)                1,263,553
      Increase in accounts payable and accrued liabilities                       1,860,038                 5,539,810
      Decrease in income taxes receivable                                              ---                   600,000
                                                                     ---------------------      --------------------

        Net Cash Provided by Operating Activities                               84,022,059                55,694,396
                                                                     ---------------------      --------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                         (101,510,935)             (132,521,779)
  Proceeds from the sale of property and equipment                               3,839,714                11,525,547
  Net cash distributed as operator of
    oil and gas properties                                                        (989,176)               (4,247,012)
  Net cash received (distributed) as operator of partnerships
    and joint ventures                                                             471,957               (26,527,633)
  Other                                                                            (89,635)                   68,388
                                                                     ---------------------      --------------------

        Net Cash Used in Investing Activities                                  (98,278,075)             (151,702,489)
                                                                     ---------------------      --------------------

Cash Flows From Financing Activities:
  Proceeds from long-term debt                                                         ---               200,000,000
  Net proceeds from (payments of) bank borrowings                               11,900,000              (129,500,000)
  Net proceeds from issuances of common stock                                    1,218,224                31,330,384
  Payments of debt issuance costs                                                      ---                (6,257,428)
                                                                     ---------------------      --------------------

        Net Cash Provided by Financing Activities                               13,118,224                95,572,956
                                                                     ---------------------      --------------------

Net Decrease in Cash and Cash Equivalents                                       (1,137,792)                 (435,137)

Cash and Cash Equivalents at Beginning of Period                                 3,816,107                 2,149,086
                                                                     ---------------------      --------------------

Cash and Cash Equivalents at End of Period                           $           2,678,315      $          1,713,949
                                                                     =====================      ====================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized                                                        $          17,825,296      $         10,511,529
Cash paid during period for income taxes                             $             306,121      $              2,500

Non-cash investing activity:

Issuance of common stock in acquisitions                             $                 ---       $         8,116,200


See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Oil and Gas Properties

         We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Under the full-cost method of accounting, such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead or similar activities, are also capitalized. Interest costs related to unproved properties are also capitalized to unproved oil and gas properties. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred. Our interests in oil and gas properties and partnerships are proportionately consolidated.

         No gains or losses are recognized upon the sale or disposition of oil and gas properties, except in transactions involving a significant amount of reserves or where the proceeds from the sale of oil and gas properties would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Internal costs associated with selling properties are expensed as incurred.

         Future development costs are estimated property-by-property based on current economic conditions and are amortized to expense as our capitalized oil and gas property costs are amortized.

         We compute the provision for depreciation, depletion, and amortization of oil and gas properties by the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties (net of salvage value)-including future development costs, gas processing facilities and capitalized asset retirement obligations, but excluding costs of unproved properties-by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. Furniture, fixtures, and other equipment are depreciated by the straight-line method at rates based on the estimated useful lives of the property. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


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

         Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, including gas processing facilities and capitalized asset retirement obligations, net of related salvage values and deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using hedge adjusted period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). This calculation is done on a country-by-country basis for those countries with proved reserves.

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

     Accounts Receivable

         Included in the total "Accounts receivable" balance, which totaled $24.9 million at September 30, 2003 on the accompanying balance sheet, was approximately $2.3 million of receivables related to disputed volumes produced from 2001 and 2002. Due to this dispute, we have not recorded a receivable to date with regard to 2003 volumes.

         We assess the collectibility of trade and other receivables. Based on our judgment, we would accrue a reserve when we believe a receivable may not be collected. At September 30, 2003 and December 31, 2002, we had an allowance for doubtful accounts of $771,354 and $291,136, respectively.

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

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


     Earnings Per Share

         Basic earnings per share ("Basic EPS") have been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share ("Diluted EPS") for all periods also assume, as of the beginning of the period, exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three-month and nine-month periods ended September 30, 2003 and 2002:

                                                             Three Months Ended September 30,
                                      --------------------------------------------------------------------------------
                                                      2003                                      2002
                                      --------------------------------------   ---------------------------------------
                                          Net                      Per Share         Net                    Per Share
                                        Income         Shares        Amount         Income       Shares       Amount
                                      -------------  -----------  ----------   -------------  -----------  ----------
   Basic EPS:
    Net Income Before Cumulative
     Effect of Change in  Accounting
     Principle and Share Amounts      $   7,062,625   27,424,195  $      .26   $   1,947,006   26,889,186  $       .07
    Stock Options                                ---     259,246                        ---      242,283
                                      -------------  -----------               -------------  -----------
   Diluted EPS:
    Net Income Before Cumulative
     Effect of Change in Accounting
     Principle and Assumed Share
     Conversions                      $   7,062,625   27,683,441  $      .26   $   1,947,006   27,131,469  $       .07
                                      -------------  -----------               -------------- -----------


                                                            Nine Months Ended September 30,
                                      --------------------------------------------------------------------------------
                                                      2003                                      2002
                                      --------------------------------------   ---------------------------------------
                                           Net                     Per Share         Net                    Per Share
                                          Income        Shares       Amount         Income       Shares       Amount
                                      -------------  -----------  ----------   -------------  -----------  -----------

   Basic EPS:
    Net Income Before Cumulative
     Effect of Change in Accounting
     Principle and Share Amounts      $  24,768,988   27,326,169  $      .91   $   8,550,908  $26,112,382  $       .33
    Stock Options                               ---      147,158                         ---      368,786
                                      -------------- -----------                ------------  ------------
   Diluted EPS:
    Net Income Before Cumulative
     Effect of Change in Accounting
     Principle and Assumed Share
     Conversions                      $  24,768,988   27,473,327  $      .90   $   8,550,908  $26,481,168  $       .32
                                      -------------  -----------                ------------  -----------

         Options to purchase approximately 2.9 million shares of common stock, at an average exercise price of $16.61 were outstanding at September 30, 2003. Approximately 1.3 million and 1.6 million options to purchase shares were not included in the computation of Diluted EPS, for the three months and nine months ended September 30, 2003, because the options were antidilutive in that the option price was greater than the average closing market price of the common shares during those periods.

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

     Other Comprehensive Loss

         We follow the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At September 30, 2003, we recorded $178,188, net of taxes of $64,148, of derivative losses in "Other comprehensive loss" on the accompanying balance sheet. The components of accumulated other comprehensive loss and related tax effects for the nine months ended September 30, 2003 were as follows:

                                                  Gross Value        Tax Effect      Net of Tax Value
                                                ----------------  ---------------    ----------------
     Balance at December 31, 2002               $        278,208  $       100,155    $        178,053
     Change in fair value of cash flow hedges          1,891,210          680,836           1,210,374
     Effect of cash flow hedges settled
       during the period                              (1,991,230)        (716,843)         (1,274,387)
                                                ----------------  ---------------    ----------------
     Balance at September 30, 2003              $        178,188  $        64,148    $        114,040
                                                ================  ===============    ================


         Total comprehensive income was $7.3 million and $1.8 million for the third quarters of 2003 and 2002. For the nine-month periods ended September 30, 2003 and 2002, total comprehensive income was $20.5 million and $8.4 million, respectively.

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

                                                                             Three Months Ended September 30,
                                                                   -----------------------------------------------
                                                                             2003                       2002
                                                                   ---------------------      -------------------
      Net Income:     As Reported                                             $7,062,625               $1,947,006
                      Stock-based employee compensation expense
                         determined  under fair value  method
                         for all awards, net of tax                           (1,024,734)              (1,110,573)
                                                                   ---------------------      -------------------
                      Pro Forma                                               $6,037,891                 $836,433

      Basic EPS:      As Reported                                                   $.26                     $.07
                      Pro Forma                                                     $.22                     $.03

      Diluted EPS:    As Reported                                                   $.26                     $.07
                      Pro Forma                                                     $.22                     $.03

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                                                                          Nine Months Ended September 30,
                                                                -------------------------------------------------
                                                                           2003                       2002
                                                                ----------------------        -------------------
      Net Income:   As Reported                                            $20,392,136                 $8,550,908
                    Stock-based employee compensation expense
                    determined under fair value method fo
                    all awards, net of tax                                  (3,048,052)               (3,321,059)
                                                                ----------------------        -------------------
                    Pro Forma                                              $17,344,084                 $5,229,849

      Basic EPS:    As Reported                                                   $.75                       $.33
                    Pro Forma                                                     $.63                       $.20

      Diluted EPS:  As Reported                                                   $.74                       $.32
                    Pro Forma                                                     $.63                       $.20


         Pro forma compensation cost reflected above may not be representative of the cost to be expected in future periods.

     Price-Risk Management Activities

         We follow SFAS No. 133, which requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement also establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. Special hedge accounting for qualifying hedges would allow the gains and losses on derivatives to offset related results on the hedged item in the consolidated statements of income and would require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of protection price floors and collars. During the third quarters of 2003 and 2002, we recognized net losses of $598,766 and $181,595, respectively, relating to our derivative activities. During the first nine months of 2003 and 2002 we recognized net losses of $2,399,435 and $201,474, respectively, relating to our derivative activities. Approximately $5,789 and $162,727 of the losses recognized in the 2003 and 2002 periods, respectively, were unrealized, as the contracts were still open. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At September 30, 2003, we had recorded $178,188 of derivative losses, net of tax effects of $64,148, in "Other comprehensive loss" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for the first nine months of 2003 was not material. We expect to reclassify all amounts currently held in "Other comprehensive loss" into the statement of income within the next six months when the forecasted sale of hedged production occurs.

         As of September 30, 2003, we had in place price floors in effect through the December 2003 contract month for natural gas and through November 2003 for crude oil. The natural gas price floors cover notional volumes of 1,050,000 MMBtu with a weighted average floor price of $4.75 per MMBtu. The crude oil price floors cover notional volumes of 180,000 barrels of oil, with a weighted average floor price of $27.58 per barrel. When we entered into the preceding transactions, with the exception of several
     November natural gas floors, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of our oil and natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in

                           SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


     Other Comprehensive Income (Loss). When the hedged transactions are recorded upon the actual sale of oil and natural gas, these gains or losses are transferred from "Other comprehensive income (loss) and recorded in "Price-risk management and other, net" on the consolidated statement of income. Several of our November contract month natural gas floors became ineffective, as accounted for under special hedge accounting treatment, during the second quarter of 2003. These natural gas floors have been marked to market each period with any gain or loss recorded in "Price-risk management and other, net" on the consolidated statement of income. The fair value of our derivatives are computed using the Black-Scholes option pricing model and are periodically verified against quotes from brokers. At September 30, 2003, the fair values of the derivative instruments were as follows: gas price floors represented an asset of $322,080 and crude oil price floors represented an asset of $95,899. These instruments are recognized on the balance sheet in "Other current assets."

     Asset Retirement Obligation

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. SFAS No. 143 was adopted by us effective January 1, 2003. Upon adoption of SFAS No. 143 effective January 1, 2003, we recorded an asset retirement obligation of $8.9 million, an addition to oil and gas properties of $2.0 million and a non-cash charge of $4.4 million (net of $2.5 million of deferred taxes), which is recorded as a Cumulative Effect of Change in Accounting Principle. The following provides a roll-forward of our asset retirement obligation:

Asset Retirement Obligation recorded as of January 1, 2003             $      8,934,320
  Accretion expense for the nine months ended September 30, 2003                623,761
  Additions due to new wells and facilities construction                        546,350
  Reductions due to sold and abandoned wells                                  (332,327)
  Increase due to currency exchange rate fluctuations                            62,591
                                                                       ----------------
Asset Retirement Obligation as of September 30, 2003                   $      9,834,695
                                                                       ----------------

         The pro forma effect on the first quarter of 2002, assuming adoption of SFAS No. 143 effective January 1, 2002, would have included a non-cash charge of $3.7 million (net of $2.1 million of deferred taxes), which would have been recorded as a Cumulative Effect of Change in Accounting Principle. The following table displays our pro forma results for the three and nine months ended September 30, 2002, had we adopted SFAS No. 143 effective January 1, 2002.

                           SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                                   Three Months Ended        Nine Months Ended
                                   September 30, 2002        September 30, 2002
                                  -------------------     ---------------------

      Net Income:
        Actual - as reported      $        1,947,006      $         8,550,908
        Pro Forma                 $        1,841,047      $         4,520,396

      Basic EPS:
        Actual - as reported      $              .07      $               .33
        Pro Forma                 $              .07      $               .17

      Diluted EPS:
        Actual - as reported      $              .07      $               .32
        Pro Forma                 $              .07      $               .17

     New Accounting Principles

         In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The Interpretation will significantly change whether entities included in its scope are consolidated by their sponsors, transferors, or investors. The Interpretation introduces a new consolidation model - the variable interest model - which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. These provisions apply immediately to variable interests in VI's created after January 15, 2003 and are effective for periods ending after December 15, 2003 for VIE's in which the Company holds a variable interest that it acquired prior to February 1, 2003. The Company is still evaluating the impact of this new interpretation.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement sets standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement is effective for periods ending after December 15, 2003. The Company is still evaluating the impact of this new interpretation.

         The Securities and Exchange Commission ("SEC") commented that acquired oil and gas drilling rights should be classified as an intangible asset pursuant to FASB No. 142 "Goodwill and Other Intangible Assets." The SEC has not required companies to apply this classification and we classify the costs of oil and gas drilling rights as property and equipment. The Emerging Issues Task Force, a subset of FASB, will address this issue at a later date. If the SEC's comment on this issue is adopted in the future, we may be required to reclassify these costs from property and equipment to intangible assets on our balance sheet.

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


(3)  LONG-TERM DEBT

         Our long-term debt as of September 30, 2003 and December 31, 2002, is as follows:

                                    September 30,              December 31,
                                        2003                       2002
                                ------------------        -------------------
   Bank Borrowings           $          11,900,000     $                  ---
   Senior Notes due 2009               124,333,381                124,271,973
   Senior Notes due 2012               200,000,000                200,000,000
                                ------------------        -------------------
             Long-Term Debt  $         336,233,381     $          324,271,973
                                ------------------        -------------------

         The unamortized discount on the Senior Notes due 2009 was $666,619 and $728,027 at September 30, 2003 and December 31, 2002, respectively.

     Bank Borrowings

         Under our $300.0 million credit facility with a syndicate of ten banks, at September 30, 2003 we had $11.9 million in outstanding borrowings and no outstanding borrowings at year-end 2002. At September 30, 2003, the credit facility consisted of a $300.0 million secured revolving line of credit with a $150.0 million commitment amount. The interest rate is either (a) the lead bank's prime rate (4% at September 30, 2003) or (b) the adjusted
     London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Of the $11.9 million borrowed at September 30, 2003, $5.0 million was borrowed at the LIBOR rate plus applicable margin, which was 2.37%. Our credit facility extends until October 1, 2005.

         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of Company stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt or repurchasing our existing Senior Notes. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two active New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was recently reconfirmed by our bank group and increased to $250.0 million effective November 1, 2003, an increase of $55.0 million from the previous level of $195.0 million. We previously requested that the commitment amount with our bank group be reduced to $150.0 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The next borrowing base review is scheduled for May 2004.

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


     Senior Notes Due 2009

         At September 30, 2003, our Senior Notes due 2009 consisted of $125.0 million of 10.25% Senior Subordinated Notes due 2009. These Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on these Senior Notes is payable semiannually on February 1 and August 1. On or after August 1, 2004, these notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. Upon certain changes in control of Swift, each holder of these notes will have the right to require Swift to repurchase the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these Senior Notes include, among other restrictions, a limit on repurchases by Swift of its common stock. We are currently in compliance with the provisions of the indenture governing the these notes.

     Senior Notes Due 2012

         At September 30, 2003, our Senior Notes due 2012 consisted of $200.0 million of 9.375% Senior Subordinated Notes due 2012. These Senior Notes were issued at 100% of the principal amount on April 11, 2002, and will mature on May 1, 2012. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on these Senior Notes is payable semiannually on May 1 and November 1. On or after May 1, 2007, these notes are redeemable for cash at the option of Swift, with certain restrictions, at 104.688% of principal, declining to 100% in 2010. In addition, prior to May 1, 2005, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 109.375% of the principal amount of these notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require Swift to repurchase the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of our these Senior Notes include, among other restrictions, a limit on repurchases by Swift of its common stock. We are currently in compliance with the provisions of the indenture governing these notes.

(4)  STOCKHOLDERS' EQUITY

         In March 2002, we issued 220,000 shares of our common stock, along with cash consideration as an effective date adjustment, to acquire all of the New Zealand assets of Antrim Oil and Gas Limited ("Antrim"). At the time, these 220,000 shares, with a fair market value of $4.2 million, were issued out of treasury shares, and resulted in an increase to paid-in capital of $1.0 million and a decrease in the value of our treasury shares of $3.2 million. In April 2002, we issued 1,725,000 shares of common stock in a public offering, at a price of $18.25 per share. Gross proceeds from this offering were $31,481,250, with issuance costs of $998,191. In September 2002, we issued 300,000 shares of our common stock with a fair market value of $3.9 million, along with $2.7 million in cash, to acquire the interests owned by Bligh Oil and Minerals N.L. ("Bligh") in the Swift operated Rimu/Kauri and TAWN permits, mining licenses and facilities in New Zealand.

(5)  FOREIGN ACTIVITIES

         As of September 30, 2003, our gross capitalized oil and gas property costs in New Zealand totaled approximately $200.1 million. Approximately $166.0 million has been included in the proved properties portion of our oil and gas properties, while $34.1 million is included as unproved properties. Our functional currency in New Zealand is the U.S. dollar.

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


(6)  SEGMENT INFORMATION

         Below is a summary of financial information by country:

                                                                   Three Months Ended September 30,
                                     ----------------------------------------------------------------------------------------------
                                                         2003                                             2002
                                     --------------------------------------------     ---------------------------------------------
                                                          New                                              New
                                        Domestic        Zealand         Total           Domestic         Zealand         Total
                                     -------------  --------------  -------------     -------------   -------------  -------------
Oil and gas sales                    $  39,974,435  $   12,112,886  $  52,087,321     $  28,454,804   $   8,137,525  $  36,592,329

Costs and Expenses:
   Depreciation, depletion and
     amortization                       11,645,480       4,396,897     16,042,377        10,196,179       3,291,258     13,487,437
   Accretion of asset retirement
     obligation                            151,188          55,287        206,475               ---             ---            ---
   Oil and gas production               10,260,211       3,470,256     13,730,467         8,444,530       2,560,111     11,004,641
                                     -------------  --------------  -------------     -------------   -------------   ------------

Income from oil and gas operations   $  17,917,556  $    4,190,446  $  22,108,002     $   9,814,095   $   2,286,156  $  12,100,251

   Other revenues (1)                                                    (534,799)                                         (21,520)

   General and administrative, net                                      3,670,416                                        2,497,413
   Interest expense, net                                                6,749,419                                        6,647,968

Income before income taxes and
   Cumulative Effect of Change in
     Accounting Principle                                           $  11,153,368                                    $   2,933,350
                                                                    =============                                    =============


                                                                      Nine Months Ended September 30,
                                     ---------------------------------------------------------------------------------------------
                                                           2003                                             2002
                                     --------------------------------------------     --------------------------------------------
                                                          New                                              New
                                        Domestic       Zealand          Total           Domestic         Zealand         Total
                                     -------------  --------------  -------------     -------------   -------------  -------------

Oil and gas sales                    $ 123,693,311  $   34,153,559  $ 157,846,870     $  82,202,092   $  19,334,420  $ 101,536,512

Costs and Expenses:
   Depreciation, depletion and
     amortization                       32,508,198      14,122,491     46,630,689        34,210,133       7,579,578     41,789,711
   Accretion of asset retirement
     obligation                            448,711         175,050        623,761               ---             ---            ---
   Oil and gas production               29,532,116       9,860,415     39,392,531        25,141,686       5,460,807     30,602,493
                                     -------------  --------------  -------------     -------------   -------------  -------------

Income from oil and gas operations   $  61,204,286  $    9,995,603  $  71,199,889     $  22,850,273   $   6,294,035  $  29,144,308

    Other revenues (1)                                                 (2,076,826)                                       7,958,643

    General and administrative, net                                    10,564,959                                        7,368,989
    Interest expense, net                                              20,107,188                                       16,607,651

Income before income taxes and
   Cumulative Effect of Change in
     Accounting Principle                                           $  38,450,916                                    $  13,126,311
                                                                    =============                                    =============

Property, Plant and Equipment, net   $ 616,251,046  $  173,419,123  $ 789,670,169     $ 551,583,952   $ 158,976,243  $ 710,560,195
                                     =============  ==============  =============     =============   =============  =============


(1) Other revenues consist of Fees from limited partnerships and joint ventures, Interest income, Gain on asset disposition and Price-risk management and other, net on the accompanying consolidated statements of income.

                            SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


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

         In March 2002, we purchased through our subsidiary, SENZ, all of the New Zealand assets owned by Antrim for 220,000 shares of Swift Energy Company common stock valued at $4.2 million with an effective date adjustment of approximately $0.5 million for total consideration of $4.7 million.

         In September 2002, we purchased through our subsidiary, SENZ, Bligh's 5% working interest in permit 38719 and 5% interest in the Rimu petroleum mining permit 38151, along with its 3.24% working interest in the four TAWN petroleum mining licenses, for 300,000 shares of Swift Energy Company common stock valued at $3.9 million, along with $2.7 million in cash for total consideration of $6.6 million.

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

     CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         Our contractual commitments for the remainder of 2003 and the next four years and thereafter as of September 30, 2003 are as follows:

                                     2003          2004           2005          2006        2007        Thereafter         Total
                                     ----          ----           ----          ----        ----        ----------         -----
Non-cancelable operating lease
  commitments                     $   547,591  $  2,191,495   $     523,755  $   190,676  $  190,676  $     186,834   $   3,831,027
Capital commitments due to
  pipeline operators                  400,426            --             --            --          --             --         400,426
Asset Retirement Obligation (1)     1,068,558       651,679             --     3,441,209     300,079      4,373,170       9,834,695
Drilling Rig Commitments            2,535,000            --             --            --          --             --       2,535,000
Senior Notes due 2009 (2)                  --            --             --            --          --    125,000,000     125,000,000
Senior Notes due 2012 (2)                  --            --             --            --          --    200,000,000     200,000,000
Credit Facility which expires in
  October 2005 (3)                         --            --      11,900,000           --          --             --      11,900,000
                                  -----------  ------------   -------------  -----------  ----------  -------------   -------------
                                  $ 4,551,575  $  2,843,174   $  12,423,755  $ 3,631,885  $  490,755  $ 329,560,004   $ 353,501,148
                                  ===========  ============   =============  ===========  ==========  =============   =============


(1)Amounts shown by year are the net present value, discounted to September 30, 2003.
(2)These amounts do not include the interest obligation, which is paid semiannually.
(3)These amounts exclude a $0.8 million standby letter of credit outstanding under this facility.


     COMMODITY PRICE TRENDS AND UNCERTAINTIES

         Oiland natural gas prices historically have been volatile and are expected to continue to be volatile in the future. Worldwide supply disruptions, such as the reduction in crude oil production from Venezuela, together with perceived risks associated with the war between the United States and Iraq, along with other factors, have caused the price of oil to increase significantly in the first nine months of 2003 when compared to historical prices. Other factors such as actions taken by OPEC, worldwide economic conditions, and weather conditions can cause wide fluctuations in the price of oil. Natural gas prices increased significantly in the first quarter of 2003 when compared to historical prices, and have since declined somewhat. North American weather conditions, the industrial and consumer demand for natural gas, storage levels of natural gas, and the availability and accessibility of natural gas deposits in North America can cause wide fluctuations in the price of natural gas. All of such factors are beyond our control.

                        SWIFT ENERGY COMPANY MANAGEMENT'S
                      DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 2003, we largely relied upon our net cash provided by operating activities of $84.0 million and proceeds from bank borrowings of $11.9 million to fund capital expenditures of $101.5 million. During the first nine months of 2002, we principally relied upon our net cash provided by operating activities of $55.7 million, net proceeds from the public issuance of long-term debt of $195.0 million and net proceeds of our public stock offering of $30.5 million, less the repayment of bank borrowings of $129.5 million, to fund capital expenditures of $132.5 million.

         Net Cash Provided by Operating Activities. For the first nine months of 2003, net cash provided by our operating activities was $84.0 million, representing a 51% increase as compared to $55.7 million generated during the first nine months of 2002. The $28.3 million increase was primarily due to an increase of $56.3 million in oil and gas sales for the first nine months of 2003, attributable to higher commodity prices and production, offset in part by production cost increases due to significant Lake Washington facility enhancements and workovers, along with scheduled plant shutdowns for maintenance in New Zealand and an increase in interest expense attributed to the replacement of our bank borrowings in April 2002 with the Senior Notes due 2012 that carry a higher interest rate and a longer term.

         Accounts Receivable. In early 2003, a dispute arose with a third party regarding the level of volumes we produced and delivered through a gathering system covered by a production handling agreement. Outside audits were conducted related to these volumes produced and delivered to such third party during 2001, 2002 and a portion of 2003. As a result of these audits, we have made claim for payment of additional volumes produced during those periods. Included in the accompanying consolidated balance sheet is approximately $2.3 million of receivables related to these disputed volumes produced in 2001 and 2002. Due to this dispute, we have not recorded a receivable to date with regard to 2003 volumes. We believe that we will prevail in this dispute and currently anticipate mediation, arbitration or legal action to resolve this claim.

         Existing Credit Facility. We had $11.9 million in outstanding borrowings under our credit facility at September 30, 2003, and no outstanding borrowings at December 31, 2002. At September 30, 2003, our credit facility consisted of a $300.0 million revolving line of credit with a $150.0 million commitment amount. The borrowing base is re-determined at least every six months and was recently reconfirmed by our bank group and increased to $250.0 million, effective November 1, 2003, an increase of $55.0 million from the previous level of $195.0 million. We previously requested that the commitment amount with our bank group be reduced to $150.0 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

         Debt Maturities. Our credit facility extends until October 1, 2005. Our $125.0 million Senior Notes mature August 1, 2009 and our $200.0 million Senior Notes mature May 1, 2012.

         Working Capital. Our working capital decreased from a deficit of $17.1 million at December 31, 2002, to a deficit of $25.5 million at September 30, 2003. The decrease was primarily due to an increase in accrued liabilities due to our drilling activities in the first nine months of 2003.

         Capital Expenditures. During the first nine months of 2003, we used $101.5 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

         Domestic activities of $77.3 million as follows:

         o  $53.6 million for drilling costs, both development and exploratory;

                       SWIFT ENERGY COMPANY MANAGEMENT'S
                      DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS-CONTINUED

         o $14.2 million for the construction of production and surface facilities, mainly in our Lake Washington area.

         o $7.6 million of domestic prospect costs, principally prospect leasehold, seismic and geological costs of unproved prospects;

         o  $1.5 million of producing property acquisitions; and

         o $0.4 million primarily for computer equipment, software, furniture, and fixtures.

         New Zealand activities of $24.2 million as follows:

         o  $14.7 million for drilling costs, both development and exploratory;

         o $4.8 million on prospect costs, principally seismic and geological costs;

         o $4.2 million for the construction of production facilities and pipelines;

         o  $0.3 million for property acquisitions; and

         o  $0.2 million for fixed assets.

         We have spent considerable time and capital in 2003 on significant facility capacity upgrades in the Lake Washington field to increase facility capacity to more than 20,000 barrels per day ('b/d') for crude oil up from 9,000 b/d capacity in the first quarter 2003. Facility upgrades, most of which have been recently completed, and the commissioning of these upgrades, have led to numerous planned production shut-in periods during the third and fourth quarters of 2003. We have upgraded three production platforms, added new compression for the gas lift system, and installed a new oil delivery system and permanent barge loading facility.

         We drilled or participated in drilling 48 domestic development wells and seven domestic exploratory wells in the first nine months of 2003, 42 of the development wells and five exploratory wells were in the Lake Washington area. Five domestic exploratory wells and 40 of the domestic development wells were completed. In New Zealand, the Kauri-E1, Kauri-E2 and Kauri-F1 were completed, while the Kauri-A4 began producing into the Rimu Production Station (RPS). The re-entry of the Tuihu exploration well was plugged and abandoned in October 2003.

         For the remaining three months of 2003, we expect to make capital expenditures of approximately $48 to $55 million (depending on the level and costs of actual drilling activities and on commodity prices). We anticipate that our fourth quarter 2003's internally generated cash flows together with our available bank borrowings, will be sufficient to finance our remaining 2003 capital expenditures. We currently estimate total capital expenditures for 2003 to be approximately $150 to $157 million. Capital expenditures for 2002 were $155.2 million.

         During the last three months of 2003, we anticipate drilling or participating in the drilling of up to an additional 23 domestic wells, with an emphasis in the Lake Washington area while undertaking activity in our Brookeland, Masters Creek and South Texas areas again. Our capital projects also include facility upgrades and planning for our 3-D seismic work in Lake Washington. In addition, we plan on drilling an additional well in New Zealand.

         Our 2003 capital expenditures continue to be focused on developing and producing long-lived oil reserves in Lake Washington and in the Rimu/Kauri area in New Zealand. With this focus, we expect our 2003 total

                       SWIFT ENERGY COMPANY MANAGEMENT'S
                      DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     production to increase by 7% to 9% over 2002 levels primarily from the Lake Washington and TAWN areas, while we expect production in our other core areas to decrease as limited new drilling is currently budgeted to offset the natural production decline of these properties. This drilling focus should help add long-lived oil reserves and should help develop an overall lesser production decline curve, which would extend our average reserve life and emphasize the balancing of our reserves between oil and gas.

         We currently anticipate that our capital expenditures for 2004 will range between $150 and $170 million. Depending on a number of factors, such as commodity pricing, production levels, and the level and success of planned non-core property dispositions, our internally generated cash flows are expected to fund a majority of these expenditures. Although current plans do not call for extensive use of our bank credit facility in 2004, we believe that our recently increased bank borrowing base will continue to stay at or near its current level, as our proved reserve base continues to grow. If oil and gas prices were to drop precipitously on a sustained basis, it would negatively affect our liquidity and cash flows, including our ability to stay in compliance with certain financial covenants under our credit facility. We would reduce the level of our capital expenditures in response to any such precipitous drop in prices, as we would deem necessary.

     RESULTS OF OPERATIONS - Three Months Ended September 30, 2003 and 2002

         Revenues. Our revenues in the third quarter of 2003 increased by 41% to $51.6 million compared to revenues of $36.6 million in the same period in 2002, primarily due to increases in oil and gas prices and our increased production.

         Oil and gas sales revenues of $52.1 million in the third quarter of 2003 increased by 42%, or $15.5 million, from the level of those revenues for the comparable 2002 period. Our net sales volumes of 13.6 Bcfe in the third quarter of 2003 increased by 12%, or 1.4 Bcfe, over net sales volumes in the comparable 2002 period. Average prices received for oil increased to $29.24 per Bbl in the third quarter of 2003 from $26.17 per Bbl in the comparable 2002 period. Average gas prices received increased to $3.17 per Mcf in the third quarter of 2003 from $2.32 per Mcf in the 2002 period. Average natural gas liquids (Ngl) prices increased to $16.81 per Bbl in the third quarter of 2003 from $13.58 per Bbl in the comparable 2002 period. The increase in production during the 2003 period was predominantly from our Lake Washington and New Zealand areas.

         In the third quarter of 2003, our $15.5 million increase in oil and gas sales resulted from:

         o Price variances that had a $9.8 million favorable impact on sales, of which $5.7 million was attributable to the 37% increase in average gas prices received and $4.1 million was attributable to the 15% increase in the average combined oil and Ngl prices received; and

         o Volume variances that had a $5.7 million favorable impact on sales, with $5.9 million of the increase coming from the 256,000 Bbl increase in oil and Ngl sales volumes, offset by a $0.2 million decrease coming from the 0.1 Bcf decrease in gas sales volumes.

                       SWIFT ENERGY COMPANY MANAGEMENT'S
                      DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS-CONTINUED

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our domestic core areas and New Zealand:

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
        Area                                 Revenues (In Millions)                   Net Sales Volumes (Bcfe)
        ----                         ---------------------------------------     ----------------------------------
                                                      2003              2002                2003               2002
                                                      ----              ----                ----               ----
    AWP Olmos                                       $ 10.5             $ 7.9                 2.3                2.8
    Brookeland                                         3.9               3.2                 1.0                0.8
    Lake Washington                                   16.6               5.2                 3.5                1.2
    Masters Creek                                      5.6               8.1                 1.3                2.1
    Other                                              3.4               4.1                 0.6                1.2
                                     ---------------------   ---------------     ---------------   ----------------
          Total Domestic                            $ 40.0             $28.5                 8.7                8.1
                                     ---------------------   ---------------     ---------------   ----------------
    Rimu/Kauri                                         3.5               1.4                 1.0                0.7
    TAWN                                               8.6               6.7                 3.9                3.4
                                     ---------------------   ---------------     ---------------   ----------------
          Total New Zealand                         $ 12.1             $ 8.1                 4.9                4.1
                                     ---------------------   ---------------     ---------------   ----------------
          Total                                     $ 52.1             $36.6                13.6               12.2
                                     =====================   ===============     ===============   ================

         Our drilling efforts in the third quarter of 2003 have focused on Lake Washington, South Texas and New Zealand.

         The following table provides additional information regarding our oil and gas sales:

                                                       Net Sales Volume                             Average Sales Price
                                                       ----------------                             -------------------
                                         Oil         Ngl         Gas        Combined          Oil         Ngl           Gas
                                        (MBbl)      (MBbl)      (Bcf)        (Bcfe)          (Bbl)      (Bbl)         (Mcf)
2002
----
Three Months Ended September 30:
     Domestic                              517         169         4.0           8.1         $26.95      $14.42        $3.06
     New Zealand                           166          56         2.8           4.1         $23.76      $11.03        $1.28
                                       -------     -------    --------     ---------
           Total                           683         225         6.8          12.2         $26.17      $13.58        $2.32
                                       =======     =======    ========     =========

2003
----
Three Months Ended September 30:
     Domestic                              757         179         3.2           8.7         $29.33      $17.96        $4.63
     New Zealand                           160          68         3.5           4.9         $28.83      $13.76        $1.87
                                       -------     -------    --------     ---------
           Total                           917         247         6.7          13.6         $29.24      $16.81        $3.17
                                       =======     =======    ========     =========


         During the third quarter of 2003, we recognized net losses of $0.6 million relating to our hedging activities, as compared to net losses of $0.2 million in the 2002 period. This activity is recorded in "Price-risk management and other, net" on the accompanying consolidated statement of income.

         Revenues from our oil and gas sales comprised substantially all of net revenues for the third quarters of 2003 and 2002. Natural gas production made up 49% of our production volumes in the third quarter of 2003 and 55% in the 2002 period.

         Costs and Expenses. Our expenses in the third quarter of 2003 increased $6.8 million, or 20%, compared to the 2002 period expenses. The majority of this increase was due to our increased depletion expense and oil

                      SWIFT ENERGY COMPANY MANAGEMENT'S
                      DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     and gas production costs, both domestically and in New Zealand.

         Our net general and administrative expense in the third quarter of 2003, increased $1.2 million, or 47%, from the level of such expenses in the comparable 2002 period. These increases reflect additional costs needed to run our increased activities in New Zealand, an increase in franchise tax expense, and increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act. Our general and administrative expenses per Mcfe produced increased to $0.27 per Mcfe in the third quarter of 2003 from $0.20 per Mcfe in the comparable 2002 period. The portion of supervision fees netted from general and administrative expenses was $0.8 million for the both the third quarters of 2003 and 2002.

         Depreciation, depletion, and amortization of our assets, or DD&A, increased $2.6 million, or 19%, in the third quarter of 2003 from the 2002 period. Domestically, DD&A increased $1.4 million due to increased production in the 2003 period, offset somewhat by higher reserve volumes that were added primarily through our Lake Washington activities. In New Zealand, our production increased in the 2003 period in both the Rimu/Kauri and TAWN areas, which increased DD&A in the third quarter 2003. Our DD&A rate per Mcfe of production was $1.18 in the third quarter of 2003 and $1.10 in the comparable 2002 period, reflecting these variations in per unit cost of reserves additions.

         We  recorded  $0.2  million  of  accretion  on  our  asset   retirement
     obligation in the third quarter of 2003 associated with the adoption of SFAS No. 143 implemented effective January 1, 2003.

         Our production costs increased $2.7 million in the third quarter of 2003, or 25%, and were $1.01 and $0.90 per Mcfe in the third quarter of 2003 and 2002, respectively. Due to the 18% increase in production during the third quarter of 2003, our New Zealand operations contributed $0.9 million of the cost increase in the period. Domestic severance taxes increased $1.3 million in the third quarter of 2003, due to higher commodity prices and production. The portion of supervision fees netted from production costs was $0.5 million for the third quarters of 2003 and 2002.

         Interest expense on our Senior Notes due 2009, including amortization of debt issuance costs, totaled $3.3 million in both the third quarter of 2003 and 2002. Interest expense on our Senior Notes due 2012, including amortization of debt issuance costs, totaled $4.8 million in the third quarter of 2003 and $4.7 million in the third quarter of 2002. Interest expense on our credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.3 million in the third quarter of 2003 and $0.4 million in the same period in 2002. The total interest cost in the third quarter of 2003 was $8.4 million, of which $1.7 million was capitalized. The total interest cost in the third quarter of 2002 was $8.4 million, of which $1.8 million was capitalized. We capitalize that portion of interest related to our unproved properties.

         Net Income. Our net income in the third quarter of 2003 of $7.1 million was 263% higher and Basic EPS of $0.26 were 256% higher than our third quarter of 2002 net income of $1.9 million and Basic EPS of $0.07. Our Diluted EPS in the third quarter of 2003 of $0.26 were also 256% higher than our third quarter of 2002 Diluted EPS of $0.07. These amounts increased in the 2003 period as oil and gas sales increased due to higher commodity prices and our increased production.

     RESULTS OF OPERATIONS - Nine Months Ended September 30, 2003 and 2002

         Revenues. Our revenues in the first nine months of 2003 increased by 42% to $155.8 million compared to revenues of $109.5 million in the same period in 2002, primarily due to increases in oil and gas prices and, to a lesser extent, our increased production.

         Oil and gas sales revenues of $157.8 million in the first nine months of 2003 increased by 55%, or $56.3 million, from the level of those revenues for the comparable 2002 period. Our net sales volumes of 39.8 Bcfe in the first nine months of 2003 increased by 7%, or 2.6 Bcfe, over net sales volumes in the comparable 2002 period. Average prices received for oil increased to $29.80 per Bbl in the first nine months of 2003 from $26.50 per Bbl in the comparable 2002

                      SWIFT ENERGY COMPANY MANAGEMENT'S
                      DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     period. Average gas prices received increased to $3.46 per Mcf in the first nine months of 2003 from $2.21 per Mcf in the 2002 period. Average natural gas liquids (Ngl) prices increased to $17.87 per Bbl in the first nine months of 2003 from $11.77 per Bbl in the comparable 2002 period. The increase in production during the 2003 period was from our Lake Washington and New Zealand areas. Our domestic Ngl volumes decreased in the first nine months of 2003, as it was more profitable to sell high Btu natural gas than to strip out ethane and other Ngls from the gas stream.

         In the first nine months of 2003, our $56.3 million increase in oil and gas sales resulted from:

         o Price variances that had a $49.2 million favorable impact on sales, of which $26.8 million was attributable to the 56% increase in average gas prices received and $22.4 million was attributable to the 37% increase in the average combined oil and Ngl prices received; and

         o Volume variances that had a $7.1 million favorable impact on sales, with $4.1 million of the increase coming from the 206,000 Bbl increase in oil and Ngl sales volumes, and $3.0 million of the increase coming from the 1.4 Bcf increase in gas sales volumes.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our domestic core areas and New Zealand:

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
        Area                                 Revenues (In Millions)                   Net Sales Volumes (Bcfe)
        ----                          --------------------------------------    -----------------------------------
                                                      2003              2002                2003               2002
                                                      ----              ----                ----               ----
    AWP Olmos                                        $34.6            $ 24.1                 6.4                8.4
    Brookeland                                        12.3               9.2                 2.9                3.1
    Lake Washington                                   40.4              12.1                 8.3                3.1
    Masters Creek                                     21.3              25.5                 4.6                8.0
    Other                                             15.0              11.3                 2.8                4.0
                                      --------------------    --------------    ----------------   ----------------
          Total Domestic                           $ 123.6            $ 82.2                25.0               26.6
                                      --------------------    --------------    ----------------   ----------------
    Rimu/Kauri                                         6.8               2.5                 2.0                1.0
    TAWN                                              27.4              16.8                12.8                9.6
                                      --------------------    --------------    ----------------   ----------------
          Total New Zealand                        $  34.2            $ 19.3                14.8               10.6
                                      --------------------    --------------    ----------------   ----------------
          Total                                    $ 157.8            $101.5                39.8               37.2
                                      ====================    ==============    ================   ================


     Our drilling efforts in the first nine months of 2003 have focused on Lake Washington, AWP Olmos and New Zealand. During 2003, our TAWN natural gas production in New Zealand was materially higher than original expectations due to increased natural gas demand in New Zealand and facility modifications implemented by our New Zealand operations. As a result of this increased production, which we believe peaked during the third quarter of 2003, the depletion of our TAWN property during the first nine months of 2003 was at a higher rate than was seen during the comparable 2002 period, and we expect a higher rate of depletion to continue. We also expect to conduct future drilling operations to add new supply volumes and install compression to improve deliverability and recovery of natural gas in the TAWN area.

                     SWIFT ENERGY COMPANY MANAGEMENT'S
                      DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         The following table provides additional information regarding our oil and gas sales:

                                                       Net Sales Volume                             Average Sales Price
                                                       ----------------                             -------------------

                                            Oil         Ngl        Gas        Combined         Oil          Ngl         Gas
                                          (MBbl)      (MBbl)      (Bcf)        (Bcfe)          (Bbl)       (Bbl)       (Mcf)
2002
----
Nine Months Ended September 30:
     Domestic                                1,257       1,110        12.4          26.6         $27.38      $11.91      $2.78
     New Zealand                               342         145         7.6          10.6         $23.28      $10.76      $1.29
                                       -----------  ----------  ----------  ------------
           Total                             1,599       1,255        20.0          37.2         $26.50      $11.77      $2.21
                                       ===========  ==========  ==========  ============

2003
----
Nine Months Ended September 30:
     Domestic                                2,010        419         10.4          25.0         $29.96      $20.18      $5.30
     New Zealand                               418        213         11.0          14.8         $29.03      $13.33      $1.74
                                       -----------  ----------  ----------  ------------
           Total                             2,428        632         21.4          39.8         $29.80      $17.87      $3.46
                                       ===========  ==========  ==========  ============


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

         During the first nine months of 2003, we recognized net losses of $2.4 million relating to our hedging activities, as compared to net losses of $0.2 million in the same 2002 period. This activity is recorded in "Price-risk management and other, net" on the accompanying consolidated statement of income.

         Revenues from our oil and gas sales comprised substantially all of net revenues for the first nine months of 2003 and 93% of total revenues for the comparable 2002 period. Natural gas production made up 54% of our production volumes in the first nine months of both 2003 and 2002.

         Costs and Expenses. Our expenses in the first nine months of 2003 increased $21.0 million, or 22%, compared to the same 2002 period expenses. The majority of the increase was due to our increased oil and gas production costs, both domestically and in New Zealand, an increase in depletion expense, both domestically and in New Zealand, and an increase in interest expense due to replacement of our bank borrowings with our Senior Notes due 2012.

         Our net general and administrative expense in the first nine months of 2003 increased $3.2 million, or 43%, from the level of such expenses in the comparable 2002 period. These increases reflect additional costs needed for our increased activities in New Zealand, a reduction in reimbursement from partnerships we managed as almost all of these partnerships have liquidated, an increase in franchise tax expense, and increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act. Our general and administrative expenses per Mcfe produced increased to $0.27 per Mcfe in the first nine months of 2003 from $0.20 per Mcfe in the same 2002 period. The portion of supervision fees netted from general and administrative expenses was $2.2 million for the first nine months of 2003 and $2.3 million for the same 2002 period.

                     SWIFT ENERGY COMPANY MANAGEMENT'S
                      DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         Depreciation, depletion, and amortization of our assets, or DD&A, increased $4.8 million, or 12%, in the first nine months of 2003 from the same 2002 period. Domestically, DD&A decreased $1.7 million due to decreased production in the same 2003 period, and higher reserve volumes that were added primarily through our Lake Washington activities. In New Zealand, our production increased in the first nine months of 2003 in both the Rimu/Kauri and TAWN areas, which increased DD&A in this period. Our DD&A rate per Mcfe of production was $1.17 in the first nine months of 2003 and $1.12 in the same 2002 period, reflecting these variations in per unit cost of reserves additions.

         We  recorded  $0.6  million  of  accretion  on  our  asset   retirement
     obligation in the first nine months of 2003 associated with the adoption of SFAS No. 143 implemented on January 1, 2003.

         Our production costs increased $8.8 million in the first nine months of 2003, or 29%, and were $0.99 and $0.82 per Mcfe in the first nine months of 2003 and 2002, respectively. Due to the 41% increase in production during the first nine months of 2003, our New Zealand operations contributed $4.4 million of the cost increase in the period. Domestic severance taxes increased $4.4 million in the first nine months of 2003, due to higher commodity prices. The portion of supervision fees netted from production costs was $1.5 million for the first nine months of both 2003 and 2002.

         Interest expense on our Senior Notes due 2009, including amortization of debt issuance costs, totaled $9.9 million in both the first nine months of 2003 and 2002. Interest expense on our Senior Notes due 2012, including amortization of debt issuance costs, totaled $14.3 million and $8.7 million in the first nine months of 2003 and 2002, respectively. Interest expense on our credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.1 million in the first nine months of 2003 and $3.3 million in the same period in 2002. The total interest cost in the first nine months of 2003 was $25.3 million, of which $5.2 million was capitalized. The total interest cost in the first nine months of 2002 was $21.9 million, of which $5.3 million was capitalized. We capitalize that portion of interest related to our unproved properties. The increase in interest expense in the first nine months of 2003 was attributed to the replacement of our bank borrowings in April 2002 with the Senior Notes due 2012 that carry a higher interest rate and a longer term.

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

         Net Income. Our net income in the first nine months of 2003 of $20.4 million was 138% higher and Basic EPS of $0.75 were 131% higher than our first nine months of 2002 net income of $8.6 million and Basic EPS of $0.33. Our Diluted EPS in the first nine months of 2003 of $0.74 were also 131% higher than our first nine months of 2002 Diluted EPS of $0.32. These amounts increased in the same 2003 period as oil and gas sales increased due to higher commodity prices and our increased production.

     Related-Party Transactions

         We are currently the operator of a limited number of properties owned by the six remaining affiliated limited partnerships and, accordingly, charge these entities operating fees. The operating fees charged to the partnerships were approximately $0.1 million in the first nine months of 2003 and $0.3 million in the 2002

                     SWIFT ENERGY COMPANY MANAGEMENT'S
                      DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     period, and are recorded as reductions of general and administrative expense and oil and gas production expense. We also have been reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $0.4 million and $0.9 million in the first nine months of 2003 and 2002, respectively. These lower amounts reflect our continued transition away from partnerships.

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

   o Price Floors - At September 30, 2003, we had price floors in place effective through the contract month of December 2003 for natural gas and through November 2003 for crude oil. The natural gas price floors cover notional volumes of 1,050,000 MMBtu, with a weighted average floor price of $4.75 per MMBtu. The crude oil price floors cover notional volumes of 180,000 barrels of oil, with a weighted average floor price of $27.58 per barrel. Our hedges in place at September 30, 2003 should cover approximately 25% to 30% of our forecasted fourth quarter 2003 gas production and 15% to 20% of our forecasted fourth quarter 2003 oil production.

   o New Zealand Gas Contracts - A majority of our gas production in New Zealand is sold under long-term, fixed-price contracts denominated in New Zealand dollars. These contracts protect against price volatility, and our revenue from these contracts will vary only due to fluctuations in volumes delivered and foreign exchange rates.

     Customer Credit Risk

     We are exposed to the risk of financial non-performance by customers. Our ability to collect on sales to our customers is dependent on the liquidity of our customer base. To manage customer credit risk, we monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. Due to availability of other purchasers, we do not believe that the loss of any single oil or gas customer would have a material adverse effect on our results of operations.

     Foreign Currency Risk

     We are exposed to the risk of fluctuations in foreign currencies, most notably the New Zealand Kiwi. Fluctuations in rates between the New Zealand Kiwi and U.S. Dollar may impact our financial results from our New Zealand subsidiaries since we have receivables and liabilities denominated in New Zealand Kiwi.

     Interest Rate Risk

     Our Senior Notes have a fixed interest rate, so consequently we are not exposed to cash flow risk from market interest rate changes on our Senior Notes. However, there is a risk that market rates will decline and the required interest payments on our Senior Notes may exceed those payments based on the current market rate. At September 30, 2003, we had $11.9 million in borrowings under our credit facility, which is subject to floating rates and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 40 basis points and would not have a material adverse effect on our 2003 cash flows based on this same level of borrowing.

                             CONTROLS AND PROCEDURES


     The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective, in all material respects, in communicating to them on a timely basis material information relating to the Company required under the Exchange Act to be disclosed in this quarterly report.

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

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information - N/A

Item 6.    Exhibits & Reports on Form 8-K -

       (a) Documents filed as part of the report

           (3) Exhibits

               10.19 Employment  Agreement  dated as of November 1, 2003 between
                     Swift Energy Company and James P. Mitchell.

               12    Swift Energy Company Ratio of Earnings to Fixed Charges.

               31.1  Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2  Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

               32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports on Form 8-K filed during the quarter ended September 30, 2003, which are incorporated herein by reference:

               On August 6, 2003, the Company filed a Current Report on Form 8-K that reported under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 12, "Results of Operations and Financial Conditions" relating to the press release announcement of second quarter 2003 earnings.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SWIFT ENERGY COMPANY
                                              (Registrant)




Date:     November 14, 2003                   By:   (original signed by)
          -----------------                      ----------------------------
                                                 Alton D. Heckaman, Jr.
                                                 Senior Vice President,
                                                 Chief Financial Officer





Date:     November 14, 2003                   By:   (original signed by)
          -----------------                      ----------------------------
                                                 David W. Wesson
                                                 Controller and Principal
                                                 Accounting Officer

                                                                   Exhibit 10.19

                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT ("Agreement") is dated this 1st day of November, 2003, by and between Swift Energy Company, a Texas corporation (the "Company"), and James P. Mitchell.

                              W I T N E S S E T H:

         WHEREAS, Employee is employed as Senior Vice President-Commercial Transactions and Land of the Company; and

         WHEREAS, the Company and Employee wish to document certain terms of employment of Employee in such capacity;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Employee hereby agree as follows:

         1. Employment and Term of Employment. Subject to the terms and conditions of this Agreement, the Company hereby agrees to employ Employee, and Employee hereby agrees to serve as Senior Vice President-Commercial Transactions and Land of the Company, or in such other position as is mutually acceptable to both Employee and the Company, for a period commencing on the date hereof through May 9, 2006, which period shall automatically be extended for an additional year on May 9 of each year beginning May 9, 2004 (such period, as so extended at any time, the "Contract Term") unless notice to the contrary is given not less than 60 days prior to any May 9 of each year beginning May 9, 2004 by either party to this Agreement. The period during which Employee actually works for and is employed by the Company is hereafter referred to as the "Term of Employment."

         2. Scope of Employment. During the Term of Employment, (i) Employee will serve as Senior Vice President-Commercial Transactions and Land with the powers and responsibilities of such position set forth in the bylaws of the Company, or in such other position as is mutually acceptable to both Employee and the Company, and Employee will perform diligently to the best of his ability those duties set forth therein and in this Agreement in a manner that promotes the interests and goodwill of the Company, (ii) the Company shall not require Employee to relocate from Houston, Texas, and (iii) the Company may assign Employee to other duties.

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

                  (c) In the event of Employee's death during the Term of Employment (i) for a twelve-month period after his death the Company shall make available at its expense medical and dental insurance covering Employee's spouse and his dependents ("Dependents") who would have been covered (if the Term of Employment had continued) by the Company's medical and dental insurance policies as then in effect or in effect from time to time and (ii) thereafter for the remainder of the Contract Term such medical and dental insurance shall be provided to Employe's spouse and Dependents, with Employee's spouse (or Dependents or estate, if applicable), to reimburse the Company for the cost for comparable family coverage under the Company's medical and dental insurance policies, unless otherwise prohibited by applicable law.

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

         6.    Covenant Not to Compete.

                  (a) Subject to the provisions of (c) of this section, without the express prior written consent of the Corporate Governance Committee of the Company's Board of Directors, Employee will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company existing or contemplated as of the date he last worked on the Company's behalf pursuant to this Agreement, in those portions or areas of oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with activities that are the same as or similar to activities Employee performed on behalf of the Company; provided, however, the Company recognizes that any investment made by Employee in oil and gas properties owned by the Company which investments are made on the same terms (or terms more favorable to the Company) as those offered to unaffiliated third parties are specifically excluded from this section; and

                  (b) Subject to the provisions of (c) of this section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.


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

                  In the case of termination of Employee's employment during the Term of Employment, except in those circumstances covered by Sections 7(b) or (c) below, Employee shall be paid over a period commencing on the day after the last day he worked on the Company's behalf pursuant to this Agreement (the "Termination Date") and continuing (the "Continuation Period") for one-half of the remainder of the Contract Term. The amount to be paid shall be equal to the sum of (x) the total salary otherwise payable to Employee over the period which is one-half of the remainder of the Contract Term, based upon the salary being paid to the Employee immediately prior to the Termination Date, plus (y) an additional amount equal to one week's salary (at Employee's then current salary) for every year of service to the Company (rounded up to the nearest full year of service). The total of these amounts shall be referred to as the "Post Termination Payment." The Post Termination Payment shall be paid out on a twice per month basis of equal installments during the Continuation Period so that the Post Termination Payment will be paid in full to Employee by the end of the Continuation Period.
         Additionally, the Company shall provide at its expense for the Continuation Period such medical and dental coverage as in effect on the Termination Date. Notwithstanding the foregoing, Employee shall not receive such compensation if the Company terminates his employment for Cause. "Cause" shall be defined as (i) commission of fraud against the Company, its subsidiaries, affiliates or customers, (ii) willful refusal without proper legal cause, after 30 days' advance written notice from the Chairman of the Board of the Company and/or the Chief Executive Officer, or, after a Change in Control, from the Continuing Directors, to faithfully and diligently perform Employee's duties as directed in such notice or correct or terminate those practices as described in such notice, all within the context of a forty-hour per week schedule, or (iii) breach of Section of this Agreement.

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

                           (3) Notwithstanding  anything to the contrary in this
                  Agreement, in the event that any payment, distribution, or other benefit provided by the Company to or for the benefit of Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), the Company shall pay to Employee an additional payment (a "Gross-up Payment") in an amount such that after payment by Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed on any Gross-up Payment, Employee retains an amount of the Gross-up Payment equal to the Excise Tax imposed upon the Payments. The Company and Employee shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Employee shall notify the Company immediately in writing of any claim by the Internal Revenue Service, which, if successful, would require the Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by the Company and Employee) within fifteen days of the receipt of such claim. The Company shall notify Employee in writing at least ten days prior to the due date of any response required with respect to such claim if it plans to contest such claim. If the Company decides to contest such claim, Employee shall cooperate fully with the Company in such action; provided, however, the Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Employee harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of the Compan's action. If, as a result of the Company's action with respect to a claim, Employee receives a refund of any amount paid by the Company with respect to such claim, Employee shall promptly pay such refund to the Company. If the Company fails to timely notify Employee whether it will contest such claim or the Company determines not to contest such claim, then the Company shall immediately pay to Employee the portion of such claim, if any, which it has not previously paid to Employee.

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

                  (d) In the event Employe's employment is terminated in those circumstances covered by Sections 7(a) or 7(b) above or by reason of Permanent Disability, the Company shall, for a one-year period following Employee's Termination Date, pay the scheduled premium payments (on or before their due dates) on any universal life insurance policy covering Employee's life which is in force immediately prior to the Termination Date; provided, however, that the Company shall be obligated to pay any such premiums only to the extent that, and on the same basis as, payments are made by the Company on the universal life insurance policies covering other employees of the Company with same or similar coverage.

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

                                              SWIFT ENERGY COMPANY


                                              By:  /s/ Terry E. Swift
                                                 ---------------------
                                                 Terry E. Swift
                                                 Chief Executive Officer and
                                                 President



                                              "EMPLOYEE"



                                              /s/  James P. Mitchell
                                              ------------------------
                                              James P. Mitchell
                                              14003 Torrey Village
                                              Houston, Texas 77014

                                                                      Exhibit 12

                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                                                                                       Nine months
                                                                   Years Ended December 31,                               Ended
                                                                                                                      September 30,
                                             ----------------------------------------------------------------------  -------------
                                                 1998          1999          2000           2001          2002            2003
                                             -------------  ------------ -------------  ------------- -------------  -------------
GROSS G&A                                      21,010,960    20,518,843    23,793,995     25,974,568    26,074,408     22,053,045
NET G&A                                         3,853,812     4,497,400     5,585,487      8,186,654    10,564,849     10,564,959
INTEREST EXPENSE, NET                           8,752,195    14,442,815    15,968,405     12,627,022    23,274,969     20,107,188
RENT EXPENSE                                    1,117,351     1,272,497     1,255,474      1,322,618     1,923,451      1,610,803
NET INCOME BEFORE TAXES & CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE      (73,391,581)   29,736,151    93,079,346    (34,192,333)   18,408,289     38,450,916
CAPITALIZED INTEREST                            3,849,665     4,142,098     5,043,206      6,256,222     6,973,480      5,156,559
DEPLETED CAPITALIZED INTEREST                     292,267       323,124       307,249        280,929       215,433        386,877


        CALCULATED DATA
--------------------------------

UNALLOCATED G&A (%)                                18.34%        21.92%        23.47%         31.52%        40.52%         47.91%
NON-CAPITAL RENT EXPENSE                          204,944       278,911       294,714        416,862       779,345        771,688
1/3 NON-CAPITAL RENT EXPENSE                       68,315        92,970        98,238        138,954       259,782        257,229
FIXED CHARGES                                  12,670,175    18,677,883    21,109,849     19,022,198    30,508,231     25,520,976
EARNINGS                                      (64,278,804)   44,595,061   109,453,238    (21,145,428)   42,158,473     59,202,210


RATIO OF EARNINGS TO FIXED CHARGES
                                                      ---          2.39          5.18            ---          1.38           2.32
                                             ============   ===========  ============   ============  ============   ============


For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense net (which includes amortization of debt issuance costs and discounts), capitalized interest and that portion of non-capitalized rental expense deemed to be the equivalent of interest. Earnings represents income before income taxes and cumulative effect of change in accounting principle and from continuing operations before fixed charges (excluding capitalized interest, net of depletion). Due to the $98.9 million non-cash charge incurred in the fourth quarter of 2001 caused by a write-down in the carrying value of oil and gas properties, 2001 earnings were insufficient by $40.2 million to cover fixed charges in this period. If the $98.9 million non-cash charge is excluded, the ratio of earnings to fixed charges would have been 4.09 for 2001. Due to the $90.9 million non-cash charge incurred in the third quarter of 1998 caused by a write-down in the carrying value of oil and gas properties, 1998 earnings were insufficient by $76.9 million to cover fixed charges in this period. If the $90.8 million non-cash charge is excluded, the ratio of earnings to fixed charges would have been for 2.09 for 1998.

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





Date: November 14, 2003


                                                   (original signed by)
                                                 -------------------------
                                                        Terry E. Swift
                                                        President and
                                                   Chief Executive Officer

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





Date: November 14, 2003


                                                 (original signed by)
                                             ------------------------------
                                                  Alton D. Heckaman, Jr.
                                             Senior Vice President - Finance
                                                 Chief Financial Officer

                                                                      Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on November 14, 2003, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


    Dated:  November 14, 2003                    (original signed by)
                                             ---------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President-Finance and
                                             Chief Financial Officer




    Dated:  November 14, 2003                    (original signed by)
                                             ---------------------------------
                                             Terry E. Swift
                                             President and Chief Executive
                                             Officer


This certification made in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 is furnished by Swift and accompanies the Quarterly Report on Form 10-Q of Swift for the period ended September 30, 2003. This certification shall not be deemed filed by Swift for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.