Form 10-K
period 2003-12-31
SWIFT ENERGY CO
filed 2004-03-09
CIK 351817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                   For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes x No
                                      ---   ---

The aggregate market value of the voting stock held by non-affiliates at March 1, 2004 was approximately $540,579,623.

The number of shares of common stock outstanding as of March 1, 2004 was 27,580,593 shares of common stock, $.01 par value.

                       Documents Incorporated by Reference

Document                                  Incorporated as to

Notice and Proxy Statement for the        Part III, Items 10, 11, 12, 13, and 14
Annual Meeting of Shareholders
to be held May 11, 2004

Form 10-K
Swift Energy Company and Subsidiaries

10-K Part and Item No.
Page

Part I
   Item 1.    Business                                                 3

   Item 2.    Properties                                               6

   Item 3.    Legal Proceedings                                       19

   Item 4.    Submission of Matters to a Vote of
              Security Holders                                        19

Part II
   Item 5.    Market for the Registrant's Common
              Equity and Related Stockholder Matters                  19

   Item 6.    Selected Financial Data                                 20

   Item 7.    Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                               22

   Item 7A.   Quantitative and Qualitative Disclosures
              About Market Risk                                       33

   Item 8.    Financial Statements and Supple-
              mentary Data                                            34

   Item 9.    Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                    64

   Item 9A.   Controls and Procedures                                 64

Part III
   Item 10.   Directors and Executive Officers of
              the Registrant (1)                                      65

   Item 11.   Executive Compensation (1)                              65

   Item 12.   Security Ownership of Certain Bene-
              ficial Owners and Management (1)                        65

   Item 13.   Certain Relationships and Related
              Transactions (1)                                        65

   Item 14    Principal Accountant Fees and Services (1)              65

Part IV
   Item 15    Exhibits, Financial Statement
              Schedules and Reports on Form 8-K                       66

     (1) Incorporated by reference from Notice and Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2004.

                                     PART I


Items 1 and 2. Business and Properties

     See pages 18 and 19 for explanations of abbreviations and terms used herein.

General

     Swift Energy Company is engaged in developing, exploring, acquiring, and operating oil and gas properties, with a focus on onshore and inland waters oil and natural gas reserves in Texas and Louisiana and onshore oil and natural gas reserves in New Zealand. The Company was founded in 1979 and is headquartered in Houston, Texas. As of December 31, 2003, we had interests in 998 wells located domestically in four states, in federal offshore waters, and in New Zealand. We operated 870 of these wells representing 95% of our proved reserves. At year-end 2003, we had estimated proved reserves of 820.4 Bcfe, of which approximately 47% was crude oil, 41% natural gas, and 12% NGLs, and overall 59% was proved developed. Our proved reserves are concentrated 40% in Louisiana, 37% in Texas, and 21% in New Zealand.

     We currently focus primarily on development and exploration in four domestic core areas and two core areas in New Zealand:

                                              % of Year-End           % of 2003
     Area                 Location          2003 Proved Reserves      Production
-----------------   -------------------    ----------------------    -----------
AWP Olmos           South Texas                    26%                   16%
Brookeland          East Texas                      5%                    7%
Lake Washington     South Louisiana                32%                   23%
Masters Creek       Central Louisiana               8%                   11%
Rimu/Kauri          New Zealand                    15%                    6%
TAWN                New Zealand                     6%                   30%
                                           ----------------------    -----------
    % of Total                                     92%                   93%
                                            ----------------------   -----------


     We have a well-balanced portfolio of oil and gas properties and prospects. The AWP Olmos and Lake Washington areas and New Zealand are characterized by long-lived reserves that we expect to be steadily produced over a long period of time. The Masters Creek and Brookeland areas are characterized by shorter-lived reserves with high initial rates of production that decline rapidly. We believe these shorter-lived reserves complement our long-lived reserves. Based on our total 2003 year-end proved reserves and total 2003 production, we calculated our average reserve life as 15.4 years.

     We have  increased our proved  reserves to 820.4 Bcfe at year-end 2003 from
436.1 Bcfe at year-end 1998, which has resulted in the replacement of 266% of our production during the same five-year period. Our five-year average reserves replacement costs were $1.25 per Mcfe. Our average annual reserve replacement costs for the last five years, starting with 2003, were $1.17, $0.91, $3.43, $0.82, and $1.21 per Mcfe. In 2003, we increased our proved reserves by 9.5%, which replaced 234% of our 2003 production. Our 2003 production increased by 7% in relation to 2002 production. We have increased our production to 53.2 Bcfe at year-end 2003 from 39.0 Bcfe at year-end 1998. Primarily due to increased production, this has resulted in average annual growth in net cash provided by operating activities of 15% per year from year-end 1998 to year-end 2003.

     Through intensive efforts, we have developed an inventory of exploration and development prospects, identifying drilling locations through integrated geological and geophysical studies of our undeveloped acreage and other prospects. As a result, we added 105.6 Bcfe of proved reserves through drilling in 2003 (36.1 Bcfe from New Zealand), 83.9 Bcfe in 2002 (15.9 Bcfe from New
Zealand), and 105.8 Bcfe in 2001 (17.4 Bcfe from New Zealand). The 2003 additions were driven by the result of our development completion rate, as we successfully completed 53 of 63 domestic development wells, while five of eight domestic exploratory wells were successfully completed. In New Zealand we drilled three development wells and one exploratory well. Only one of these four wells, the exploratory well, was unsuccessful.

     We have also added reserves through acquisitions. In the first quarter of 2002, we purchased interests in the four TAWN fields in New Zealand for approximately $51.4 million, which also included significant infrastructure, after price adjustments. In the first quarter of 2001, we purchased interests in the Lake Washington field from Elysium Energy, LLC, for approximately $30.5 million in cash. We purchased interests in the Brookeland and Masters Creek areas from Sonat Exploration Company in the third quarter of 1998 for approximately $85.8 million in cash. In 146 transactions from 1979 to 2003, we have acquired approximately $697.6 million of producing oil and gas properties on behalf of our co-investors and ourselves. We acquired, for our own account, approximately $341.2 million of producing properties, with original proved reserves estimated at 469.0 Bcfe during this period. Our producing property acquisition expenditures in the past three years were $1.9 million in 2003, $64.2 million in 2002, and $41.3 million in 2001. Our acquisition costs have averaged $0.83 per Mcfe over this three-year period. Our acquisition costs in 2003 averaged $3.99 per Mcfe and were made up of purchases of limited partner interests in several of the remaining partnerships we manage.

     We currently plan to spend $130 to $150 million in total capital expenditures in 2004, excluding acquisition costs and net of approximately $5 million to $15 million in non-core property dispositions. As always, the budget for 2004 is dependent upon our performance and commodity pricing during the year. As currently planned, domestic activities account for 80% of our budgeted spending, primarily in the Lake Washington area.

Competitive Strengths and Business Strategy

     We believe that our competitive strengths, together with a balanced and comprehensive business strategy, provide us with the flexibility and capability to accomplish our goals. Our primary goals for the next five years are to increase proved oil and gas reserves at an average rate of 5% to 10% per year and production at an average rate of 7% to 12% per year.

Balanced Approach to Adding Reserves

     When we believe market conditions favor increasing reserves through acquisitions, we apply our considerable experience in evaluating and negotiating prospective acquisitions. We believe this balanced approach between acquisitions and drilling has resulted in our ability to grow reserves in a relatively low cost manner, while participating in the upside potential of exploration.

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

     As both oil and natural gas prices were strong in 2003, carrying over from 2002, we focused our capital expenditures on drilling mainly in the Lake Washington area and south Texas domestically and in the Rimu/Kauri area in New Zealand. Our total capital expenditures in 2003 were $144.5 million. Of this amount, $68.9 million was spent on drilling in the United States, with $57.0 million for development drilling and $11.9 million for exploratory drilling. In New Zealand we spent $17.4 million on drilling, with $15.1 million for development drilling and $2.3 for exploratory drilling. We also spent $25.9 million for the construction of domestic production and surface facilities, mainly in our Lake Washington area. Our leasehold, seismic and geological costs of prospects, both in the United States and New Zealand, were $17.8 million in 2003. The remaining capital expenditures of $14.5 million were spent on gas processing plants, field compression facilities and furniture and fixtures, both in the United States and New Zealand. During 2003, we largely relied upon cash provided by operating activities of $110.8 million, proceeds of bank borrowings of $15.9 million, and proceeds from the sale of property and equipment of $10.2 million to fund our capital expenditures.

     During 2002, in response to strong oil prices throughout the year, we focused our capital expenditures on the Lake Washington area domestically and on the TAWN acquisition in New Zealand. Although oil prices remained strong in 2002, natural gas prices for most of the year were lower than prior year levels, and our cash flow generated due to these commodity prices decreased, as expected, even though production increased. As a result of lower cash flow in 2002, we reduced our capital expenditures from the 2001 level to $155.2 million. Of this amount, $58.4 million was spent on acquisitions, mainly the TAWN acquisition in New Zealand. We spent $42.7 million on drilling in the United States, with $34.4 for development drilling and $8.3 million for exploratory drilling. In New Zealand we spent $22.9 million on drilling, with $12.6 million for development drilling and $10.3 million for exploratory drilling. We also spent $10.6 million constructing a gas processing plant in New Zealand. The remaining capital expenditures of $20.6 million were spent primarily on leasehold, seismic, and geological costs of prospects, both in the United States and New Zealand. During 2002, we principally relied upon cash flows from operations of $71.6 million, net proceeds from the issuance of long-term debt of $195.0 million, and net proceeds from our public stock offering of $30.5 million, less the repayment of bank borrowings of $134.0 million, to fund our capital expenditures.

Concentrated Focus on Core Areas

     Our concentration of reserves and our significant acreage positions in our core areas allow us to realize economies of scale in drilling and production. The value of this concentration is enhanced by us acting as the operator of 95% of our proved reserves at year-end 2003. Our operational control allows us to better manage production, control our expenses, allocate capital and time field development. We intend to continue acquiring large acreage positions in under-explored and under-exploited areas, where, as operator, we can exploit successful discoveries to create new core areas or grow production from developed fields. In executing this strategy:

     o We focus our resources on acquiring properties that we can operate and in which we can obtain a significant working interest. With operational control, we are able to apply our technical and operational experience to optimize our exploration and exploitation of such acquired properties.

     o We acquire and operate domestic properties in a limited number of geographic areas. Operating in a concentrated area helps us to better control our overhead by enabling us to manage a greater amount of acreage with fewer employees, minimizing incremental costs of increased drilling and production.

     o We continue to believe in natural gas prospects and reserves in the United States. The natural gas market in the United States has a well-developed infrastructure. Natural gas is viewed by many as the preferred fuel in North America for several reasons, including environmental concerns. We have a strong inventory of natural gas reserves that can be developed in higher priced environments.

     o We seek to operate large acreage positions with high exploration and development potential. For example, on our original 100,000 acre New Zealand permit, only two wells had been drilled at the time that we acquired our interest. We have since drilled 17 wells in New Zealand since operations began in 1999. When we first acquired our interest in Masters Creek, Brookeland, and Lake Washington, these areas also had significant additional development potential, and are still viewed as such.

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

     In January 2002, we acquired the TAWN fields. In our TAWN acquisition, we also acquired extensive associated processing facilities and pipelines. These facilities and pipelines give us a competitive advantage through infrastructure that complements our existing fields, providing us with increased access to export terminals and markets and additional excess processing capacity for both oil and natural gas.

Experienced Technical Team

     We employ oil and gas professionals, including geophysicists, petrophysicists, geologists, petroleum engineers, and production and reservoir engineers, who have an average of approximately 25 years of experience in their technical fields and have been employed by Swift for an average of over 10 years. We continually apply our extensive in-house experience and current technologies to benefit our drilling and production operations. We have developed a particular expertise in drilling horizontal wells at vertical depths below 10,000 feet, often in a high-pressure environment, involving single or dual lateral legs of several thousand feet. This results in an integrated approach to exploration using multidisciplinary data analysis and interpretation that has helped us identify a number of exploration prospects.

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

     We have increasingly used seismic technology to enhance the results of our drilling and production efforts, including 2-D and 3-D seismic analysis, amplitude versus offset studies, and detailed formation depletion studies. As a result, we have maintained internal seismic experience and have compiled an extensive database.

     When appropriate, we develop new applications for existing technology. For example, in New Zealand we acquired seismic data by effectively combining marine data with the acquisition of land seismic data, an application we have not seen any other company use in New Zealand.

Financial Discipline

     We practice a disciplined approach to financial management and have historically maintained a strong capital structure that provides the ability to execute our business plan. Key components of our financial discipline include maintaining a capital budget balanced between drilling and acquisitions, establishing leverage targets that are reasonable given the volatility of the oil and gas markets, and opportunistically accessing the capital markets. As of December 31, 2003, our long-term debt comprised approximately 46% of our total capitalization. At December 31, 2003, we had $233.3 million of available borrowing capacity under our credit facility.


Domestic Core Operating Areas

     AWP Olmos Area. As of December 31, 2003, we owned 27,900 net acres in the AWP Olmos Area in South Texas. We have extensive experience with low-permeability, tight-sand formations typical of this area, having acquired our first acreage there in 1988. These reserves are approximately 66% gas. At year-end 2003, we owned interests in and operated 504 wells in this area producing gas from the Olmos sand formation at depths of approximately 9,000 to 11,500 feet. We own nearly 100% of the working interests in all our operated wells.

     In 2003, we completed eight development wells in this area, performed four fracture extensions, and installed coiled tubing velocity strings in six wells. At year-end 2003, we had 124 proved undeveloped locations. Also in 2003, we purchased interests in the AWP Olmos area from partnerships we managed. Our planned 2004 capital expenditures in this area will focus on drilling 15 to 18 development wells.

     Brookeland Area. As of December 31, 2003, we owned drilling and production rights in 72,516 net acres and 3,500 fee mineral acres in the Brookeland area, which contains substantial proved undeveloped reserves. This area was part of the acquisition from Sonat in 1998 and is located in East Texas near the border of Louisiana in Jasper and Newton counties. It primarily contains horizontal wells producing from the Austin Chalk formation. The reserves are approximately 56% oil and natural gas liquids. In 2003, we completed one development well in this area. At year-end 2003, we had 12 proved undeveloped locations in this area. Our planned 2004 capital expenditures in this area include drilling one development well.

     Lake Washington Field. As of December 31, 2003, we owned drilling and production rights in 12,911 net acres in the Lake Washington Field. This area is located in Plaquemines Parish in South Louisiana. The reserves are approximately 94% oil and natural gas liquids. We acquired our interests in the Lake Washington Field in March 2001. This field produces oil from multiple Miocene sands ranging in depth from less than 1,700 feet to greater than 9,000 feet. The field is located on a salt dome and has produced over 300 million BOE since its inception in the 1930s. The area around the dome is heavily faulted, thereby creating a large number of potential traps. Oil and gas from approximately 77 producing wells is gathered from three platforms located in water depths from 2 to 12 feet, with drilling and workover operations performed with barge rigs. In 2003, 52 development wells and six exploratory wells were drilled in the area; 42 development and five exploratory wells were completed. At year-end 2003, we had 82 proved undeveloped locations in this field. Our planned 2004 capital expenditures in this area include drilling 25 to 30 development wells and two to four exploratory wells.

     Masters Creek Area. As of December 31, 2003, we owned drilling and production rights in 62,560 net acres and 91,994 fee mineral acres in the Masters Creek area, which contains substantial proved undeveloped reserves. This area was also part of the acquisition from Sonat in 1998. It is located in Central Louisiana near the Texas-Louisiana border in the two parishes of Vernon and Rapides. It contains horizontal wells producing both oil and gas from the Austin Chalk formation. The reserves are approximately 71% oil and natural gas liquids. At year-end 2003, we had 12 proved undeveloped locations in the area. Our planned 2004 capital expenditures in this area include drilling one to two development wells.

Domestic Emerging Growth Areas

     The Frio Trend. We have been focusing on the deep sands of the Frio formation (10,000 to 16,000 feet) in an area identified as Garcia Ranch, which straddles the border of Kenedy County and Willacy County in the southern tip of Texas. Retaining a 65% working interest, we had three discoveries in the area in 2001 and 2002, one in the Rome prospect in Willacy County, one in the Siena prospect in Kenedy County and one in the Milan prospect in Kenedy county. In 2003, we participated in completing one well in the Milan prospect with a 33% working interest. Two exploratory wells drilled in this area during 2003 were not successful. We plan to participate in drilling up to five wells in 2004 in this area.

     The Wilcox Sands. We had three discoveries in the Wilcox sands during 2001, two of which were located in Goliad County, Texas: the Nita prospect drilled to a depth of approximately 15,000 feet and the Brandon prospect drilled to a depth of about 13,000 feet. Our working interests in the two wells are 73% and 60%, respectively. The third well, in which we have a 25% working interest, was in the Falcon Ridge prospect in Zapata County, Texas. We plan to participate in one exploratory well in this area in 2004, contingent upon finding a working interest partner.

     The Woodbine Formation. The Woodbine formation is located in southeast Texas in San Jacinto, Polk, and Tyler counties. We drilled one well to the Woodbine formation in 2001, in the Lion prospect in San Jacinto County, Texas, to a depth of 15,000 feet. Although hydrocarbon-bearing intervals were found, the well was deemed noncommercial. The Company has another Woodbine prospect, the Jaguar prospect, located in Polk County. The Jaguar prospect may be drilled in 2004 if a working interest partner joins us for the project.

New Zealand Core Operating Areas

     Our activity in New Zealand began in 1995. As of December 31, 2003, our permit 38719, which we operate, included approximately 49,800 acres in the Taranaki Basin of New Zealand's north island. This acreage includes our Rimu and Kauri areas, as well as our Tawa and Matai prospects.

     We expanded our operation in New Zealand in January 2002 with our TAWN purchase of Southern Petroleum (New Zealand) Exploration, Limited (Southern NZ), from Shell New Zealand, through which we acquired interests in four fields and significant infrastructure assets.

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

     In December 2002, we agreed to acquire an additional 50% interest in permit 38718 (Tuihu prospect) from Shell New Zealand through an existing pre-emptive right under the joint operating agreement. Following the transaction, SENZ sold a 20% interest in the permit to a subsidiary of New Zealand Oil and Gas Limited. The purchase and subsequent sale resulted in SENZ holding a 50% working interest in this permit. We were named operator of the permit. Permit 38718 contains the Tuihu #1 exploratory well, which was drilled in 2001 and temporarily abandoned. In 2003 this well was re-entered but was unsuccessful.

     As of December 31, 2003, our gross capitalized oil and gas property costs in New Zealand totaled approximately $205.3 million. Approximately $169.5 million of our investment costs have been included in the proved properties portion of our oil and gas properties, while $35.8 million is included as unproved properties. Our functional currency in New Zealand is the U.S. Dollar.

     Natural gas prices are substantially lower in New Zealand as compared to domestic prices, due largely to the predominant supply from the Maui Field under long standing supply contracts. However, the Maui Field that in recent years has supplied over 70% of the nation's natural gas appears to have reached its peak sooner than anticipated, and its production is projected to decline sharply over the next few years and has begun to put upward pressure on natural gas prices in New Zealand.

     Rimu Area. Early in 2002, we were awarded petroleum mining permit 38151 by the New Zealand Ministry for Economic Development for the development of the Rimu discovery over an approximately 5,500 acre area for a primary term of 30 years. Commercial production from the Rimu area began in May 2002.

     Kauri Area. During 2003, we completed three of four wells in the Kauri area. Two of these wells successfully targeted the Kauri Sand, the third was completed in the Manutahi Sand. We also fracture stimulated three Kauri Sand wells in 2003.

     TAWN Area. The TAWN acquisition in January 2002 consisted of a 96.76% working interest in four petroleum mining licenses, or PML, covering producing oil and gas fields and extensive associated hydrocarbon-processing facilities and pipelines. The TAWN assets are located approximately 17 miles north of the Rimu area.

     The properties are collectively identified as the TAWN properties, an acronym derived from the first letters of the field names - the Tariki Field (PML 38138), the Ahuroa Field (PML 38139), the Waihapa Field (PML 38140), and the Ngaere Field (PML 38141). The four fields include 17 wells where the purchaser of gas, Contact Energy, has contracted to take minimum quantities and can call for higher production levels to meet electrical demand in New Zealand. Sales gas deliveries to Contact exceeded the contract minimum during all of 2003.

     Solution gas gathered from the Waihapa Production Station ("WPS") flows to the Tariki Ahuroa gas plant ("TAG"). The current processing capacity per day of the WPS facility is up to 15,000 barrels of oil and 45 MMcf of natural gas. Processing capacity tests conducted following facility modifications completed in the third quarter of 2002 confirmed a 12% increase in the gas processing capacity of the TAG plant up to the 45 MMcf per day level. A 32-mile, 8-inch diameter oil export line runs from the WPS to the Omata Tank Farm at New Plymouth, where oil export facilities allow for sales into international markets. An additional 32-mile, 8-inch diameter natural gas pipeline runs from the WPS to the Taranaki Combined Cycle Electric Generation Facility near Stratford and on to the New Plymouth Power Station.

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

     Our current contract with Shell Petroleum Mining ("SPM"), under which SPM purchases all of our New Zealand crude oil production, runs through the end of 2004. The delivery point for our crude oil sales is the ship's flange. SPM and the Omata Tank Farm coordinate logistical issues for shipments, and thus SPM's decisions regarding sales from the Omata Tank Farm can affect the timing of sales of that portion of our production.

     Rimu Production Station. We completed construction on the Rimu Production Station ("RPS") during the first quarter of 2002, and production was processed through this facility beginning in the second quarter of 2002. Our oil production processed through the RPS is transported the 17 miles by truck to our WPS facility and then sent by pipeline to the Omata Tank Farm. Our natural gas production processed through the RPS is sold to Genesis Power Ltd. under a long-term contract for use at its Huntly Power Station, New Zealand's largest thermal power station.

New Zealand Emerging Growth Areas

     The Tawa prospect is located northwest of the Rimu and Kauri areas in permit 38719. Its main targets are the Kapuni sands, the Kauri sandstones, and the Tariki sandstone. Consisting of a combination of structural and stratigraphic traps, this prospect was developed based upon our analysis of existing three-dimensional seismic data plus two-dimensional seismic data acquired during Swift surveys in 1997 and 2000. The Tawa prospect may also include a shallower prospect located on the southeast flank of the Tawa prospect. It was identified based upon the analysis of the two-dimensional seismic data we acquired in 2000.

     Three prospects are located in the Company's TAWN area and are identified as the Waihapa Deep prospect, the Toko Deep prospect, and the Ahuroa Flank prospect. All three prospects will have the Kapuni group sands (the major reservoir in the basin) as their main target, but as these wells are drilled they will also pass through the Tariki sandstone and other major producers in the basin.

     The Tuihu prospect, permit 38718, is located northeast of our TAWN area. In December 2002, we agreed to acquire an additional 50% interest in permit 38718 from Shell New Zealand through an existing pre-emptive right under the joint operating agreement. Following the transaction, SENZ sold a 20% interest in the permit to a subsidiary of New Zealand Oil and Gas Limited. The purchase and subsequent sale resulted in SENZ holding a 50% working interest in this permit. We are the operator of the permit. Permit 38718 contains the Tuihu #1 exploratory well, which was drilled in 2001 and was temporarily abandoned. In 2003, this well was re-entered but was unsuccessful.

     The Huinga prospect, permit 38716, is located northeast of our Rimu/Kauri areas. An exploratory well was drilled on this permit, of which we own 15%, in 1998 and was temporarily abandoned. This well was re-entered in 2002 and was unsuccessful. The operator is currently re-evaluating this prospect.

Oil and Gas Reserves

     The following table presents information regarding proved reserves of oil and gas attributable to our interests in producing properties as of December 31, 2003, 2002, and 2001. The information set forth in the table regarding reserves is based on proved reserves reports prepared by us and audited by H. J. Gruy and Associates, Inc., Houston, Texas, independent petroleum engineers. Gruy's audit was conducted according to standards approved by the Board of Directors of the Society of Petroleum Engineers, Inc. and included examination, on a test basis, of the evidence supporting our reserves. Gruy's audit was based upon review of production histories and other geological, economic, and engineering data provided by Swift. Where Gruy had material disagreements with Swift reserve estimates, we revised our estimates to be in agreement.

     In accordance with Securities and Exchange Commission guidelines, estimates of future net revenues from our proved reserves and the PV-10 Value are made using oil and gas sales prices in effect as of the dates of such estimates adjusted for the effects of hedging and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. Our hedges at year-end 2003 consisted of natural gas price floors with strike prices lower than the period end price and thus did not affect prices used in these calculations. Proved reserves as of December 31, 2003, were estimated based upon prices in effect at year-end. The weighted averages of such year-end prices domestically were $5.53 per Mcf of natural gas, $30.88 per barrel of oil, and $21.81 per barrel of NGL, compared to $4.23, $29.36, and $17.30 at year-end 2002 and $2.68, $18.51, and $11.00 at year-end
2001, respectively. The weighted averages of such year-end 2003 prices for New Zealand were $2.04 per Mcf of natural gas, $26.78 per barrel of oil, and $14.10 per barrel of NGL, compared to $1.48, $28.80, and $12.24 in 2002 and $1.18, $18.25, and $8.90 in 2001, respectively. The weighted averages of such year-end 2003 prices for all our reserves, both domestically and in New Zealand, were $4.56 per Mcf of natural gas, $30.16 per barrel of oil, and $20.61 per barrel of NGL, compared to $3.49, $29.27, and $16.54 in 2002 and $2.51, $18.45, and $10.70
in 2001, respectively. We have interests in certain tracts that are estimated to have additional hydrocarbon reserves that cannot be classified as proved and are not reflected in the following table.

     The table sets forth estimates of future net revenues presented on the basis of unescalated prices and costs in accordance with criteria prescribed by the Securities and Exchange Commission and its PV-10 Value. Operating costs, development costs, asset retirement obligation costs, and certain production-related taxes were deducted in arriving at the estimated future net revenues. No provision was made for income taxes. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows set forth in Supplemental Information to our Consolidated Financial Statements, which is calculated after provision for future income taxes.


                                                                          Year Ended December 31, 2003
                                                        ---------------------------------------------------------------
                                                                Total               Domestic            New Zealand
                                                        ---------------------  ------------------   -------------------
Estimated Proved Oil and Gas Reserves
Net natural gas reserves (Mcf):
   Proved developed                                               210,119,927         138,173,341            71,946,586
   Proved undeveloped                                             125,684,935         104,147,935            21,537,000
                                                        ---------------------  ------------------   -------------------
      Total                                                       335,804,862         242,321,276            93,483,586
                                                        =====================  ==================   ===================
Net oil and NGL reserves (Bbl):
   Proved developed                                                45,525,366          38,767,983             6,757,383
   Proved undeveloped                                              35,234,537          28,247,710             6,986,827
                                                        ---------------------  ------------------   -------------------
      Total                                                        80,759,903          67,015,693            13,744,210
                                                        =====================  ==================   ===================

Estimated Present Value of Proved Reserves
Estimated present value of future net
cash flows from proved reserves discounted
at 10% annum:
   Proved developed                                     $         940,882,612  $      805,834,173   $       135,048,439
   Proved undeveloped                                             597,912,185         517,485,024            80,427,161
                                                        ---------------------- ------------------   -------------------
      Total                                             $       1,538,794,797  $    1,323,319,197   $       215,475,600
                                                        ====================== ==================   ===================





                                                                          Year Ended December 31, 2002
                                                        ---------------------------------------------------------------
                                                                 Total               Domestic           New Zealand
                                                        ---------------------  ------------------   -------------------
Estimated Proved Oil and Gas Reserves
     Net natural gas reserves (Mcf):
   Proved developed                                               233,514,572         149,731,562            83,783,010
   Proved undeveloped                                              93,217,100          90,092,500             3,124,600
                                                        ---------------------  ------------------   -------------------
      Total                                                       326,731,672         239,824,062            86,907,610
                                                        =====================  ==================   ===================
Net oil and NGL reserves (Bbl):
   Proved developed                                                35,928,395          26,530,112             9,398,283
   Proved undeveloped                                              34,510,568          32,499,528             2,011,040
                                                        ---------------------  ------------------   -------------------
      Total                                                        70,438,963          59,029,640            11,409,323
                                                        =====================  ==================   ===================

Estimated Present Value of Proved Reserves
Estimated present value of future net
cash flows from proved reserves discounted
at 10% annum:
   Proved developed                                     $         679,356,172  $      516,832,848   $       162,523,324
   Proved undeveloped                                             481,833,151         456,632,145            25,201,006
                                                        ---------------------- ------------------   -------------------
      Total                                             $       1,161,189,323  $      973,464,993   $       187,724,330
                                                        =====================  ==================   ===================


                                                                          Year Ended December 31, 2001
                                                        ---------------------------------------------------------------
                                                                 Total               Domestic           New Zealand
                                                        ---------------------  -----------------    -------------------
Estimated Proved Oil and Gas Reserves
Net natural gas reserves (Mcf):
   Proved developed                                               181,651,578         167,401,736            14,249,842
   Proved undeveloped                                             143,260,547         121,087,764            22,172,783
                                                        ---------------------  ------------------   -------------------
         Total                                                    324,912,125         288,489,500            36,422,625
                                                        =====================  ==================   ===================
Net oil and NGL reserves (Bbl):
   Proved developed                                                23,759,574          20,393,142             3,366,432
   Proved undeveloped                                              29,723,062          22,171,591             7,551,471
                                                        ---------------------  ------------------   -------------------
      Total                                                        53,482,636          42,564,733            10,917,903
                                                        =====================  ==================   ===================

Estimated Present Value of Proved Reserves
Estimated present value of future net
cash flows from proved reserves discounted at
10% annum:
   Proved developed                                     $        344,478,834   $      306,095,381   $        38,383,453
   Proved undeveloped                                            258,507,354          186,012,413            72,494,941
                                                        ---------------------  ------------------   -------------------
      Total                                             $        602,986,188   $      492,107,794   $       110,878,394
                                                        =====================  ==================   ===================


     At year-end 2003, 59% of the proved reserves were developed reserves. At year-end 2002, 60% of proved reserves were developed. At year-end 2001, 50% of proved reserves were developed.

     Changes in quantity estimates and the estimated present value of proved reserves are affected by the change in crude oil and natural gas prices at the end of each year. Our total proved reserves quantities at year-end 2003 increased by 9% over reserves quantities a year earlier, while the PV-10 Value of those reserves increased 33% from the PV-10 Value at year-end 2002. While our total proved reserves quantities, on an equivalent Bcfe basis, at year-end 2002 increased by 16% over reserves quantities in 2001, the PV-10 Value of those reserves increased 93% from the PV-10 Value at year-end 2001. The PV-10 Value increases in 2003 and 2002 were heavily influenced by higher prices at year-end 2003 as compared to year-end 2002 and year-end 2002 as compared to year-end 2001. Product prices for natural gas increased 31% during 2003, from $3.49 per Mcf at year-end 2002 to $4.56 at year-end 2003, while oil prices increased 3% between the same two dates, from $29.27 to $30.16 per barrel. Product prices for natural gas increased 39% during 2002, from $2.51 per Mcf at December 31, 2001, to $3.49 per Mcf at year-end 2002, while oil prices increased 59% between the two dates, from $18.45 to $29.27 per barrel. Product prices for natural gas decreased 75% during 2001, from $9.86 per Mcf at December 31, 2000, to $2.51 per Mcf at year-end 2001, matched by a 25% decrease in the price of oil between the two dates, from $24.62 to $18.45 per barrel.

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

Oil and Gas Wells

     As we continued to liquidate partnerships for those partnerships that voted to do so, our total gross well count decreased from 2001 levels. Acquisitions such as Lake Washington, where we own nearly a 100% interest in all operated wells, have increased well ownership on a net basis. The following table sets forth the gross and net wells in which we owned an interest at the following dates:

                                                            Total
                            Oil Wells      Gas Wells       Wells(1)
                            ----------    -----------    -----------
December 31, 2003:
   Gross                        397            560            957
   Net                        340.6          504.0          844.6
December 31, 2002:
   Gross                        342            555            897
   Net                        278.9          479.8          758.7
December 31, 2001:
   Gross                        396            786          1,182
   Net                        297.0          467.9          764.9

     (1) Excludes 41 service wells in 2003, 35 service wells in 2002, and 48 service wells in 2001.

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

     The following table sets forth the developed and undeveloped leasehold acreage held by us at December 31, 2003:

                          Developed (1)                 Undeveloped (1)
                      Gross           Net            Gross            Net
                   ------------  -------------   -------------   ------------
Alabama                9,686.01       2,859.10          644.22         183.99
Louisiana             82,257.09      65,415.99       16,637.34      10,296.57
Mississippi              630.03         163.32           60.00          15.80
Texas                166,636.81     113,555.70       31,284.03      19,017.64
Wyoming                  681.07         151.06       67,698.95      66,078.96
All other states         320.00         266.66          400.00         257.32
Offshore Louisiana     4,609.37         276.56        5,000.00         258.34
Offshore Texas         2,880.00          74.39             ---            ---
                   ------------  -------------   -------------   ------------
    Total Domestic   267,700.38     182,762.78      121,724.54      96,108.62
New Zealand            7,600.00       7,181.70      162,422.37     124,766.10
                   ------------  -------------   -------------   ------------
         Total       275,300.38     189,944.48      284,146.91     220,874.72
                   ============  =============   =============   ============

    (1) Fee mineral acres acquired in the Brookeland and Masters Creek areas acquisition are not included in the above leasehold acreage table. We have 26,345 developed fee mineral acres and 69,149 undeveloped fee mineral acres for a total of 95,494 fee mineral acres.

Drilling Activities

     The following table sets forth the results of our drilling activities during the three years ended December 31, 2003:

                                               Gross Wells                                 Net Wells
                                   ---------------------------------------     ------------------------------------
                                                               Temporarily                              Temporarily
  Year          Type of Well       Total    Producing      Dry   Abandoned      Total  Producing   Dry    Abandoned
--------------------------------------------------------------------------     ------------------------------------

  2003    Exploratory-Domestic         8            5        3          --        7.3        5.0   2.3           --
          Development-Domestic        63           53       10          --       61.9       51.9  10.0           --
          Exploratory-New Zealand      1           --        1          --        0.5         --   0.5           --
          Development-New Zealand      3            3       --          --        3.0        3.0    --           --

  2002    Exploratory-Domestic         7            3        4          --        5.0        2.3   2.7           --
          Development-Domestic        23           17        6          --       23.0       17.0   6.0           --
          Exploratory-New Zealand      3            2        1          --        2.2        2.0   0.2           --
          Development-New Zealand      3            2        1          --        3.0        2.0   1.0           --

  2001    Exploratory-Domestic        11            6        5          --        6.2        4.0   2.2           --
          Development-Domestic        36           36       --          --       29.5       29.5    --           --
          Exploratory-New Zealand      2           --        1           1        1.1         --   0.9          0.2
          Development-New Zealand      4            2        2          --        3.6        1.8   1.8           --


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

     Oil and gas properties are customarily operated under the terms of a joint operating agreement. These agreements usually provide for reimbursement of the operator's direct expenses and for payment of monthly per-well supervision fees. Supervision fees vary widely depending on the geographic location and depth of the well and whether the well produces oil or gas. The fees for these activities paid to us in 2003 totaled $5.1 million and ranged from $450 to $2,107 per well per month.

Marketing of Production

     Domestically, we typically sell our oil and gas production at market prices near the wellhead or at a central point after gathering and/or processing. Gas production is sold in the spot market on a monthly basis, while we sell our oil production at prevailing market prices. We do not refine any oil we produce. Shell, both domestically and in New Zealand, and Contact Energy in New Zealand each accounted for 10% or more of our total revenues during the year ended December 31, 2003, with those purchasers accounting for approximately 26% of revenues in the aggregate. For the year ended December 31, 2002, Eastex Crude Company and Contact Energy in New Zealand accounted for approximately 28% of our total revenues. However, due to the availability of other purchasers, we do not believe that the loss of any single oil or gas purchaser or contract would materially affect our revenues.

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

     Our oil production from the Lake Washington area is delivered into ExxonMobil's crude oil pipeline system or barges for sales to various purchasers at prevailing market prices. Our gas production from this area is either consumed on the lease or is delivered into El Paso's Tennessee Gas Pipeline system and then sold in the spot market at prevailing prices.

     Our oil production in New Zealand is sold to Shell Petroleum Mining at international prices tied to the Asia Petroleum Price Index (APPI) Tapis posting, less the cost of storage, trucking, and transportation.

     Our gas production from our TAWN fields is sold under a long-term contract with Contact Energy. Our gas production from the Rimu field is sold to Genesis Power Ltd. under a long-term contract that was modified in 2003 and covers approximately 7.2 Bcfe per year for a three year period. During 2003, additional production volumes from our TAWN fields, over the contract maximum, were sold to Contact Energy or Genesis Power Ltd. at prevailing market rates. The gas sales above the contract maximum expired at the end of 2003.

     Our New Zealand natural gas liquids production is sold to Rockgas Ltd. under long-term contracts tied to New Zealand's domestic natural gas liquids market.

     The following table summarizes sales volumes, sales prices, and production cost information for our net oil and gas production for the three-year period ended December 31, 2003. "Net" production is production that is owned by us directly or indirectly through partnerships or joint venture interests and is produced to our interest after deducting royalty, limited partner, and other similar interests.

                                                            Year Ended December 31,
                                       ------------------------------------------------------------------
                                              2003                    2002                    2001
                                       ------------------     ---------------------     -----------------
Net Sales Volume:
   Oil (Bbls) (1) (3)                           4,192,612                 3,770,128             3,055,373
   Gas (Mcf)(2)                                28,002,719                27,131,578            26,458,958
   Gas equivalents (Mcfe)                      53,158,384                49,752,346            44,791,202
Average Sales Price:
   Oil (Per Bbl) (1) (3)               $            27.47     $               20.88     $           22.64
   Gas (Per Mcf) (2)                   $             3.42     $                2.30     $            4.23
Average Production Cost (per Mcfe)     $             0.99     $                0.83     $            0.82

1 Oil production for 2003, 2002, and 2001 includes New Zealand production of 855,910 barrels at an average price per barrel of $24.26, 695,454 barrels at an average price per barrel of $20.28, and 84,261 barrels at an average price per barrel of $21.64, respectively.

2 Natural gas production for 2003 and 2002 includes New Zealand production of 14,258,679 Mcf with an average price of $1.83 per Mcf, and 11,351,518 Mcf with an average price of $1.32 per Mcf.

3 In the table above, for 2003 and 2002, natural gas liquids have been combined with oil and condensate for reporting purposes. The natural gas liquids production for 2003 was 823,214 barrels at an average price of $17.60 per barrel and for 2002 was 1,173,504 barrels at an average price of $12.82 per barrel.

Risk Management

     Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or individual injuries. The oil and gas exploration business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharges of toxic substances or gases that could expose us to substantial liability due to pollution and other environmental damage. Additionally, as managing general partner of six limited partnerships, we are solely responsible for the day-to-day conduct of those limited partnerships' affairs and accordingly have liability for expenses and liabilities of the limited partnerships. We maintain comprehensive insurance coverage, including general liability insurance in an amount not less than $50.0 million, as well as general partner liability insurance. We believe that our insurance is adequate and customary for companies of a similar size engaged in comparable operations, but if a significant accident, or other event occurs that is uninsured or not fully covered by insurance, it could adversely affect us.

Commodity Risk

     The oil and gas industry is affected by the volatility of commodity prices. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. Our price-risk management program permits the utilization of agreements and financial instruments (such as futures, forward and options contracts, and swaps) to mitigate price risk associated with fluctuations in oil and natural gas prices.

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

Regulations

     Environmental Regulations

     Our exploration, production, and marketing operations are subject to various federal, state and local environmental, health and safety laws and regulations. These regulatory requirements continue to change and increase in both number and complexity. We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us. The future annual capital costs of complying with the environmental regulations applicable to our operations is uncertain and will be governed by several factors, include future changes to regulatory requirements.

     Both our domestic and our New Zealand operations are subject to regulations that impose permitting, reclamation, land use, conservation and other restrictions on our ability to drill and produce. These laws and regulations can require well and facility sites to be closed and reclaimed. In addition, we frequently buy and sell interests in properties that have been operated in the past, and as a result of these transactions we may retain or assume clean-up or reclamation obligations for our own operations or those of third parties.

     United States Federal, State and New Zealand Regulation of Oil and Natural Gas

     The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the U.S. federal government and are affected by the availability, terms and cost of transportation. In particular, the price and terms of access to pipeline transportation are subject to extensive U.S. federal and state regulation. The Federal Energy Regulatory Commission ("FERC") is continually proposing and implementing new rules and regulations affecting the natural gas industry. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. The ultimate impact of the complex rules and regulations issued by FERC cannot be predicted. Some of FERC's more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. While our sales of crude oil, condensate and natural gas liquids are not currently subject to FERC regulation our ability to transport and sell such products is dependent on certain pipelines whose rates, terms and conditions of service are subject to FERC regulation.

     Our domestic production of oil and gas is also affected to some degree by state regulations. Many states in which we operate have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas that may be produced by assigning allowable rates of production to each well or proration unit. Likewise, the government of New Zealand regulates the exploration, production, sales and transportation of oil and natural gas.

Federal Leases

     Some of our domestic properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and administrative orders affect the terms of leases, and in turn may affect our exploration and development plans, methods of operation, and related matters.

Employees

     At December 31, 2003, we employed 241 persons. Of these employees, 58 were in New Zealand, eight of whom are members of a union. None of our other employees are represented by a union. Relations with employees are considered to be good.

Facilities

     We occupy approximately 93,000 square feet of office space at 16825 Northchase Drive, Houston, Texas, under a ten-year lease expiring in 2005. The lease requires payments of approximately $164,000 per month. In New Zealand we lease approximately 16,000 square feet of office space, under leases expiring in 2009. These New Zealand leases require payments of approximately $13,000 per month. We also have field offices in various locations from which our employees supervise local oil and gas operations.

Partnerships

     Prior to 1995, we funded a substantial portion of our operations through 109 limited partnerships that we formed and for which we served as managing general partner. These partnerships raised a total of $509.5 million of capital, with the largest portion (81%) raised to acquire interests in producing properties. Of the 109 partnerships, 21 were created to drill for oil and gas. In all of these partnerships, Swift paid for varying percentages of the capital or front-end costs and continuing costs of the partnerships and, in return, received differing percentage ownership interests in the partnerships, along with reimbursement of costs and/or payment of certain fees. These partnerships began liquidating and selling their properties in 1996. At year-end 2003, we continued to serve as managing general partner for six remaining partnerships, all of which are drilling partnerships that have been in existence from five to seven years.

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

FASB -- The Financial Accounting Standards Board.

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

NGL--Natural gas liquid.

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

SFAS -- Statement of Financial Accounting Standards.

TAWN -- New Zealand producing properties acquired by Swift in January 2002. TAWN is comprised of the Tariki, Ahuroa, Waihapa, and Ngaere fields.

Item 3. Legal Proceedings

     No material legal proceedings are pending other than ordinary, routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 2003 to a vote of security holders.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

COMMON STOCK, 2002 AND 2003

     Our common stock is traded on the New York Stock Exchange and the Pacific Exchange, Inc., under the symbol "SFY." The high and low quarterly sales prices for the common stock for 2002 and 2003 were as follows:

                        2002                                   2003
        -------------------------------------  -----------------------------------
         First    Second   Third    Fourth      First    Second   Third    Fourth
        Quarter  Quarter  Quarter   Quarter    Quarter  Quarter  Quarter   Quarter
        -------------------------------------  -----------------------------------
Low      $15.55   $13.44   $10.40    $6.80      $8.51    $7.60    $10.64   $13.57
High     $20.58   $20.53   $15.23   $10.54      $9.76   $12.14    $14.57   $18.00

     Since inception, no cash dividends have been declared on our common stock. Cash dividends are restricted under the terms of our credit agreements, as discussed in Note 4 to the Consolidated Financial Statements, and we presently intend to continue a policy of using retained earnings for expansion of our business.

     We had approximately 348 stockholders of record as of December 31, 2003.

Item 6. Selected Financial Data

                                                          2003            2002           2001           2000            1999
Revenues
  Oil and Gas Sales                               $211,032,639    $141,195,713   $181,184,635   $189,138,947    $108,898,696
  Fees from affiliated limited partnerships (1)        $28,068         $67,173       $427,583       $331,497        $229,749
  Interest Income                                     $184,383        $263,738        $49,281     $1,339,386        $833,204
  Other, Net                                      $(2,344,107)      $8,443,187     $2,145,991       $815,116        $709,358
Total Revenues                                    $208,900,983    $149,969,811   $183,807,490   $191,624,946    $110,671,007

Income (Loss) Before Income Taxes and
 Change in Accounting Principle (2)                $50,739,178     $18,408,289   ($34,192,333)    92,449,488     $29,736,151

Net Income (Loss)                                  $29,893,812     $11,923,227   ($22,347,765)   $59,184,008     $19,286,574

Net Cash Provided by Operating Activities         $110,827,279     $71,626,314   $139,884,255   $128,197,227     $73,603,426

Per Share Data
  Weighted Average Shares Outstanding(2)            27,357,579      26,382,906     24,732,099     21,244,684      18,050,106
  Earnings (Loss) per Share--Basic(2)                    $1.09           $0.45         ($0.90)         $2.79           $1.07
  Earnings (Loss) per Share--Diluted(2)                  $1.08           $0.45         ($0.90)         $2.51           $1.07

  Shares Outstanding at Year-End                    27,484,091      27,201,509     24,795,564     24,608,344      20,823,729
  Book Value per Share                                  $14.46          $13.42         $12.61         $13.50           $8.18
  Market Price(2)
    High                                                $18.00          $20.58         $37.70         $43.50          $13.31
    Low                                                  $7.60           $6.80         $16.66          $9.75           $5.69
    Year-End Close                                      $16.85           $9.67         $20.20         $37.63          $11.50

Pro forma amounts assuming 1994 change in
 Accounting principle is applied retroactively(1)
  Net Income (Loss)                                        ---             ---            ---            ---             ---

  Earnings (Loss) per Share--Basic (2)                     ---             ---            ---            ---             ---
  Earnings (Loss) per Share--Diluted (2)                   ---             ---            ---            ---             ---


Assets
  Current Assets                                   $34,673,672     $29,768,199    $36,752,980    $41,872,879     $50,605,488
  Oil and Gas Properties, Net of Accumulated
    Depreciation, Depletion, and Amortization     $816,459,776    $721,617,941   $628,304,060   $524,052,828    $392,986,589
Total Assets                                      $861,054,932    $767,005,859   $671,684,833   $572,387,001    $454,299,414


Liabilities
  Current Liabilities                              $69,772,730     $46,884,184    $73,245,335    $64,324,771     $34,070,085
  Long-Term Debt                                  $340,254,783    $324,271,973   $258,197,128   $134,729,485    $239,068,423
Total Liabilities                                 $463,663,668    $401,932,675   $359,032,113   $240,232,846    $283,895,297

Stockholders' Equity                              $397,391,264    $365,073,184   $312,652,720   $332,154,155    $170,404,117

Number of Employees                                        241             234            209            181             173

Producing Wells
  Swift Operated                                           870             820            854            817             769
  Outside Operated                                         128             112            381            711             788
Total Producing Wells                                      998             932          1,235          1,528           1,557

Wells Drilled (Gross)                                       75              36             53             70              27

Proved Reserves
  Natural Gas (Mcf)                                335,804,862     326,731,672    324,912,125    418,613,976     329,959,750
  Oil, NGL, & Condensate (barrels)                  80,759,903      70,438,963     53,482,636     35,133,596      20,806,263
Total Proved Reserves (Mcf equivalent)             820,364,284     749,365,449    645,807,939    629,415,552     454,797,327

Production (Mcf equivalent)(3)                      53,158,384      49,752,346     44,791,202     42,356,705      42,874,303

Average Sales Price
  Natural Gas (per Mcf)                                  $3.42           $2.30          $4.23          $4.24           $2.40
  Oil (per barrel)                                      $27.47          $20.88         $22.64         $29.35          $16.75

1 As of January 1, 1994,  we changed our revenue  recognition  policy for earned
interests.   Accordingly,  in  1994  to  2003,  "Fees  from  affiliated  limited partnerships" does not include earned interests revenues.

2 Amounts have been retroactively restated in all periods presented to give recognition to: (a) an equivalent change in capital structure as a result of two 10% stock dividends, one in September 1994, the other in October 1997; (b) the adoption in 1998 of Statement of Financial Accounting Standards No. 128, "Earnings per Share," and (c) the adoption in 2003 of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which affected our presentation of 1999 results by reclassifying the loss on early extinguishment of debt from an extraordinary item to an operating item.

3 Natural gas production fr 1993,  1994,  1995, 1996, 1997, 1998, 1999, and 2000
includes  1,581,206;   1,358,375;   1,211,255;  1,156,361;  1,015,226;  866,232;
728,235; and 405,130 Mcf, respectively, delivered under our volumetric production payment agreement.

            1998           1997           1996           1995            1994          1993
     $80,067,837    $69,015,189    $52,770,672    $22,527,892     $19,802,188   $15,535,671
        $333,940       $745,856       $937,238       $590,441        $701,528    $4,071,970
        $107,374     $2,395,406       $433,352       $212,329         $47,980      $201,584
      $1,960,070     $2,555,729     $2,156,764     $1,761,568      $1,072,535      $604,599
     $82,469,221    $74,712,180    $56,298,026    $25,092,230     $21,624,231   $20,413,824


    ($73,391,581)   $33,129,606    $28,785,783     $6,894,537      $4,837,829    $6,628,608

    ($48,225,204)   $22,310,189    $19,025,450     $4,912,512    ($13,047,027)    $4,896,253

     $54,249,017    $55,255,965    $37,102,578    $14,376,463     $10,394,514    $7,238,340


      16,436,972     16,492,856     15,000,901     10,035,143       7,308,673     7,246,884
          ($2.93)         $1.35          $1.27          $0.49          ($1.79)        $0.68
          ($2.93)         $1.26          $1.25          $0.49          ($1.79)        $0.64
      16,291,242     16,459,156     15,176,417     12,509,700       6,685,137     6,001,075
           $6.71          $9.69          $9.41          $7.46           $6.30         $9.08

          $21.00         $34.20         $28.86         $11.48          $10.35        $11.57
           $6.94         $16.93          $9.89          $7.05           $7.75         $7.14
           $7.38         $21.06         $27.16         $10.91           $8.86         $7.85



             ---            ---            ---            ---      $3,725,671    $4,322,478
             ---            ---            ---            ---           $0.51         $0.60
             ---            ---            ---            ---           $0.51         $0.57


     $35,246,431    $29,981,786   $101,619,478    $43,380,454     $39,208,418   $65,307,120

    $356,711,711   $301,312,847   $200,010,375   $125,217,872     $88,415,612   $89,656,577
    $403,645,267   $339,115,390   $310,375,264   $175,252,707    $135,672,743  $160,892,917


     $31,415,054    $28,517,664    $32,915,616    $40,133,269     $52,345,859   $55,565,437
    $261,200,000   $122,915,000   $115,000,000    $28,750,000     $28,750,000   $28,750,000
    $294,282,628   $179,714,470   $167,613,654    $81,906,742     $93,545,612  $106,427,203

    $109,362,639   $159,400,920   $142,761,610    $93,345,965     $42,127,131   $54,465,714

             203            194            191            176             209           188


             836            650            842            767             750           795
             917            917            986          3,316           3,422         3,407
           1,753          1,567          1,828          4,083           4,172         4,202

              75            182            153             76              44            34


     352,400,835    314,305,669    225,758,201    143,567,520      76,263,964    64,462,805
      13,957,925      7,858,918      5,484,309      5,421,981       4,553,237     4,271,069
     436,148,385    361,459,177    258,664,055    176,099,406     103,583,566    90,089,219

      39,030,030     25,393,744     19,437,114     11,186,573       9,600,867     7,368,757


           $2.08          $2.68          $2.57          $1.77           $1.93         $1.96
          $11.86         $17.59         $19.82         $15.66          $14.35        $15.10

Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations

     The following discussion and analysis supplements and is provided to facilitate increased understanding of our 2003, 2002 and 2001 consolidated financial statements and our accompanying notes included with this report.

Overview

     For 2003, Swift Energy experienced record revenues of $209 million and record production of 53.2 Bcfe. Our revenues were bolstered by oil and gas prices remaining strong last year. Although 2003 domestic production decreased by 1% to 33.8 Bcfe from 2002 levels we continued to focus our efforts and capital throughout the year on better infrastructure, increased production and the development of longer life oil reserves in the Lake Washington area. In January 2004, we produced more than approximately 12,000 gross barrels of oil equivalent per day (approximately 10,000 net barrels of oil equivalent per day) in Lake Washington, compared to approximately 5,000 gross barrels of oil equivalent per day (approximately 4,100 net barrels of oil equivalent per day) in January 2003. During 2003, we also began allocating capital to natural gas development in our three other domestic core areas. New Zealand accounted for
19.4 Bcfe of 2003 production, a 25% increase from 2002 levels. New Zealand natural gas and NGL contracts are denominated in New Zealand Dollars, which have significantly strengthened during 2003 against the U.S. Dollar. The currency exchange rate increased from approximately $0.52 to approximately $0.66 U.S. per $1.00 New Zealand during the year.

     Our  production  costs  were  up in 2003  predominately  due to some of the facility enhancement costs and increased activity and production in Lake Washington, increased severance taxes, and also due to currency exchange rates in New Zealand. Our average reserve replacement cost for 2003 was $1.17 per Mcfe, and we replaced 234% of our 2003 production. Our general and administrative expenses increased in 2003 predominantly due to our increased activities in New Zealand, a reduction in reimbursement from partnerships we managed, an increase in franchise tax expense, and increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act. We are working to reduce our production costs for 2004.

     We again made significant strides in 2003 in improving the quality and quantity of our reserve base in accordance with our strategic plan. Year-end 2003 proved reserves of 820.4 Bcfe, representing 9.5% growth for the year, were 47% crude oil, 41% natural gas and 12% NGLs, compared to year-end 2002 proved reserves of 749.4 Bcfe, which were 42% crude oil, 44% natural gas and 14% NGLs. Proved developed reserves remained essentially the same at 59% of total reserves at year-end 2003, compared to 60% the previous year. Domestic proved reserves increased at year-end 2003 to 644.4 Bcfe, driven mainly by the reserve increase in the Lake Washington Field. Proved reserves in New Zealand increased to 176.0 Bcfe at year-end 2003, primarily attributable to drilling additions in the Kauri and Manutahi Sands. For 2003, our proved undeveloped reserves, 41% of total reserves, were slightly higher than the 30% to 40% range we had targeted. Most of these proved undeveloped reserves were in the Lake Washington area (13% of total reserves) and in the AWP Olmos area (9% of total reserves), and both areas are characterized as long reserve life fields. The 30% to 40% range is again our target for 2004 as we work to convert proved undeveloped reserves into proved producing reserves.

     Our debt to PV-10 ratio has decreased from 43% in 2001 to 28% in 2002, and further decreased to 22% for 2003. Our debt to capitalization ratio was 46% at December 31, 2003, which is essentially the same as at year-end 2002, and 2001. Management continues to believe that our current cash flow is best utilized on capital projects rather than reducing debt. However, we will continue to look for opportunities in 2004 to improve our balance sheet and liquidity but expect our capital expenditures to continue to equal or modestly exceed our cash flow for the near term.

     Our 2004 capital expenditure budget assumes increased drilling activity in all domestic core areas except Lake Washington. For Lake Washington, the 2004 budget assumes reduced drilling activity, 25 to 30 wells, accompanied by an extensive three-dimensional seismic survey, together with the analysis of the resulting data, to enhance our drilling program in the area for years to come. We plan to drill 15 to 18 wells in AWP Olmos, with the objective of again maintaining production levels in that area. Additionally, we expect to have ongoing exploratory efforts in our South Texas Garcia Ranch properties. In New Zealand, we plan to drill 8 to 12 wells, primarily in the areas in which we had success in 2003. We continue to see a tightening natural gas market with strengthening gas prices in New Zealand. For 2004, we believe we are positioned for production growth of 11% to 17% and reserve growth of 5% to 8%, and expect commodity prices to remain strong.

Results of Operations

     Revenues. Our revenues in 2003 increased by 39% compared to revenues in 2002, due primarily to increases in oil and gas prices and production from our New Zealand and Lake Washington areas. Revenues in 2002 decreased by 18% compared to 2001 revenues primarily due to the drop in domestic natural gas prices in 2002. Revenues from our oil and gas sales comprised substantially all of net revenues for 2003, 94% of total revenues for 2002, and 99% for 2001. Natural gas production made up 53% of our production volumes in 2003, 55% in 2002, and 59% in 2001. Domestic natural gas production made up 49% of our total natural gas production volumes in 2003, 58% in 2002, and 100% in 2001.

     Oil and gas sales in 2003 increased by 49%, or $69.8 million, from the level of those revenues for 2002, and our net sales volumes in 2003 increased by 7%, or 3.4 Bcfe, over net sales volumes in 2002. Average prices received for oil increased to $29.89 per Bbl in 2003 from $24.52 per Bbl in 2002. Average gas prices received increased to $3.42 per Mcf in 2003 from $2.30 per Mcf in 2002. Average NGL prices received increased to $17.60 per Bbl in 2003 from $12.82 per Bbl in 2002. The increase in production during the 2003 period was primarily from our New Zealand and Lake Washington areas.

     In 2003, our $69.8 million increase in oil, NGL, and gas sales resulted from:

     oPrice variances that had a $59.0 million favorable impact on sales, of which $31.4 million was attributable to the 49% increase in average gas prices received and $27.6 million was attributable to the 32% increase in average combined oil and NGL prices received; and

     oVolume variances that had a $10.8 million favorable impact on sales, with $8.8 million of increases coming from the 422,000 Bbl increase in oil and NGL sales volumes, and $2.0 million of the increases from the 0.9 Bcf increase in gas sales volumes.

     In 2002, oil and gas sales decreased by 22%, or $40.0 million, from the level of those revenues in 2001 even though our net sales volumes in 2002 increased by 11%, or 5.0 Bcfe, over net sales volumes in 2001. Average combined prices received for oil and NGLs decreased to $20.88 per Bbl in 2002 from $22.64 per Bbl in 2001. Average gas prices received decreased to $2.30 per Mcf in 2002 from $4.23 per Mcf in 2001. The increase in production during the 2002 period was primarily from our New Zealand and Lake Washington areas.

     In 2002, our $40.0 million decrease in oil, NGL, and gas sales resulted from:

     oPrice variances that had a $59.0 million unfavorable impact on sales, of which $6.6 million was attributable to the 8% decrease in average combined oil and NGL prices received and $52.4 million was attributable to the 46% decrease in average gas prices received; and

     oVolume variances that had a $19.0 million favorable impact on sales, with $16.2 million of increases coming from the 715,000 Bbl increase in oil and NGL sales volumes, and $2.8 million of the increases from the 0.7 Bcf increase in gas sales volumes.

     The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four domestic core areas and two New Zealand core areas:

                                          Oil and Gas Sales                  Net Oil and Gas Sales
                                            (In millions)                       Volume (Bcfe)
                                  ---------------------------------       ------------------------------
               Area                     2003              2002                2003               2002
     -------------------------    ---------------    --------------       ------------    --------------
     AWP Olmos                         $43.7              $33.1                8.4             10.9
     Brookeland                         16.4               11.9                3.9              4.1
     Lake Washington                    59.5               18.5               12.1              4.4
     Masters Creek                      25.7               32.3                5.7              9.7
     Other                              18.9               16.3                3.7              5.2
                                  ---------------    --------------       ------------    --------------
          Total Domestic              $164.2             $112.1               33.8             34.3
     Rimu/Kauri                         11.6                4.0                3.3              1.5
     TAWN                               35.2               25.1               16.1             14.0
                                  ---------------    --------------       ------------    --------------
          Total New Zealand            $46.8              $29.1               19.4             15.5
                                  ---------------    --------------       ------------    --------------
       Total                          $211.0             $141.2               53.2             49.8
                                  ===============    ==============       ============    ==============

     The following table provides additional information regarding our quarterly oil and gas sales:

                                         Net Oil and Gas Sales Volume               Average Sales Price
                            -----------------------------------------------    ----------------------------
                             Oil and NGLs         Gas           Combined        Oil and NGLs        Gas
                                (MBbl)           (Bcf)           (Bcfe)            (Bbl)           (Mcf)
                            --------------    -----------     -------------    ---------------    ---------
     2001:
     First                       603              6.7             10.3             $27.63          $6.86
     Second                      691              7.1             11.3             $26.05          $4.66
     Third                       813              6.8             11.7             $23.76          $2.94
     Fourth                      948              5.9             11.5             $16.02          $2.21
                            --------------    -----------     -------------
                               3,055             26.5             44.8             $22.64          $4.23
                            ==============    ===========     =============

     2002:
     First                       944              6.6             12.3             $16.10          $1.72
     Second                    1,002              6.7             12.7             $20.98          $2.60
     Third                       908              6.7             12.2             $23.05          $2.32
     Fourth                      916              7.1             12.6             $23.55          $2.55
                            --------------    -----------     -------------
                               3,770             27.1             49.8             $20.88          $2.30
                            ==============    ===========     =============

     2003:
     First                       864              7.6             12.9             $30.55          $3.71
     Second                    1,033              7.1             13.3             $25.48          $3.47
     Third                     1,164              6.7             13.6             $26.60          $3.17
     Fourth                    1,132              6.6             13.4             $27.84          $3.29
                            --------------    -----------     -------------
                               4,193             28.0             53.2             $27.47          $3.42
                            ==============    ===========     =============


     In the table above, for 2002 and 2003, natural gas liquids have been combined with oil for reporting purposes. Natural gas liquids production for 2002 was 1,174 MBbls, at an average price of $12.82 per barrel; and for 2003, was 823 MBbls, at an average price of $17.60 per barrel.

     Costs and Expenses. Our expenses in 2003 increased $26.6 million, or 20%, compared to 2002 expenses. The majority of the increase was due to the $11.4 million increase in oil and gas production costs and the $6.8 million increase in depreciation, depletion and amortization, both of which increased as our production volumes increased in 2003. Our expenses in 2002 decreased by $86.4 million, or 40%, compared to 2001 expenses. This decrease was due primarily to the $98.9 million non-cash write-down of domestic oil and gas properties in 2001.

     As discussed in Note 1 to the Consolidated Financial Statements, we adopted SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 resulted in a one-time net of taxes charge of $4.4 million, which is recorded as a "Cumulative Effect of Change in Accounting Principle" in the 2003 consolidated statement of income. We adopted SFAS No. 133, amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. Our adoption of SFAS No. 133 resulted in a one-time net of taxes charge of $0.4 million, which is recorded as a "Cumulative Effect of Change in Accounting Principle" in the 2001 consolidated statement of income.

     Our 2003 general and administrative expenses, net increased $3.5 million, or 33%, from the level of such expenses in 2002, while 2002 general and administrative expenses increased $2.4 million, or 29%, over 2001 levels. These increases in 2002 and 2003 are due primarily to our increased activities in New Zealand and a reduction in reimbursement from partnerships we managed as almost all of these partnerships have liquidated. In addition, our 2003 expense increased due to an increase in franchise tax expense and increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act. Our general and administrative expenses per Mcfe produced increased to $0.27 per Mcfe in 2003 from $0.21 per Mcfe in 2002 and $0.18 per Mcfe in 2001. The portion of supervision fees recorded as a reduction to general and administrative expenses was $3.6 million for 2003, $3.2 million for 2002, and $3.5 million for 2001.

     Depreciation, depletion, and amortization of our oil and gas properties, or DD&A, increased $6.8 million, or 12%, in 2003 from 2002 levels, while 2002 DD&A decreased $3.3 million, or 6%, from 2001 levels. Domestically, DD&A increased $1.0 million in 2003 due to increases in the depletable oil and gas property base, offset by slightly lower production in the 2003 period and higher reserve volumes that were added primarily through our Lake Washington activities. In New Zealand, DD&A increased by $5.8 million in 2003 due to increased production in the 2003 period. In 2002, our domestic DD&A decreased by $15.6 million due to lower production in the 2002 period and the domestic non-cash write-down of oil and gas properties in the fourth quarter of 2001 that decreased our depletable base, along with higher reserve volumes that were added primarily through our Lake Washington activities. In New Zealand, our 2002 DD&A increased $12.3 million as our production and the depletable oil and gas property base both increased in the 2002 period due primarily to the TAWN acquisition. Our DD&A rate per Mcfe of production was $1.19 in 2003, $1.13 in 2002, and $1.33 in 2001, reflecting variations in per unit cost of reserves additions.

     We recorded $0.9 million of accretion on our asset retirement obligation in 2003 associated with the adoption of SFAS No. 143 implemented on January 1, 2003.

     Our production costs per Mcfe produced were $0.99 in 2003, $0.83 in 2002, and $0.82 in 2001. The portion of supervision fees recorded as a reduction to production costs was $1.5 million for 2003, $2.1 million for 2002, and $3.3 million for 2001. Our production costs in 2003 increased $11.4 million, or 27%, over such expenses in 2002, while those expenses in 2002 increased $4.8 million, or 13%, over such expenses in 2001. Approximately $6.2 million of the increase in production costs during 2003 was related to domestic severance taxes, which increased along with commodity prices and higher production from our Lake Washington area in that period. In New Zealand, production costs increased by $5.2 million in 2003 mainly due to royalty payments made on higher production in the period. In 2002 production costs increased as our New Zealand activities increased, partially offsetting the domestic production costs decrease, which mainly was due to a decrease in production volumes.

     Interest expense on our Senior Notes issued in April 2002, including amortization of debt issuance costs, totaled $19.1 million in 2003 and $13.5 million in 2002. Interest expense on our Senior Notes issued in July 1999, including amortization of debt issuance costs, totaled $13.2 million in both 2003 and 2002 and $13.1 million in 2001. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.6 million in 2003, $3.6 million in 2002, and $5.8 million in 2001. Other interest cost was $0.3 million in 2003. The total interest cost in 2003 was $34.2 million, of which $6.9 million was capitalized. The total interest cost in 2002 was $30.3 million, of which $7.0 million was capitalized. The 2001 total interest cost was $18.9 million, of which $6.3 million was capitalized. We capitalize that portion of interest related to unproved properties. The increase in interest expense in 2003 and 2002 was attributed to the replacement of our bank borrowings in April 2002 with the Senior Notes issued in 2002 that carry a higher interest rate.

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

     Income tax expense in 2003 includes a reduction of approximately $1.3 million from the U.S. statutory rate, primarily from the result of the currency exchange rate effect on the New Zealand deferred tax. This amount is partially offset by higher deferred state taxes and other items.

     Net Income (Loss). Our net income in 2003 of $29.9 million was 151% higher and basic earnings per share ("Basic EPS") of $1.09 were 142% higher than our 2002 net income of $11.9 million and Basic EPS of $0.45. Our earnings per diluted share ("Diluted EPS") in 2003 of $1.08 were 140% higher than our 2002 Diluted EPS of $0.45. These amounts increased in the 2003 period as oil and gas sales increased due to higher commodity prices and increased production.

     Our net income in 2002 of $11.9 million was 153% higher and Basic EPS of $0.45 was 150% higher than our 2001 net loss of $(22.3) million and Basic EPS of $(0.90). Our Diluted EPS in 2002 of $0.45 was 150% higher than our 2001 Diluted EPS of $(0.90). These amounts increased in 2002 due to overall lower costs, as a non-cash write-down of oil and gas properties occurred in 2001 and not in 2002, offset somewhat by lower revenue in 2002 due to lower commodity prices.

     Proved Oil and Gas Reserves. At year-end 2003, our total proved reserves were 820.4 Bcfe with a PV-10 Value of $1.5 billion. In 2003, our proved natural gas reserves increased 9.1 Bcf, or 3%, while our proved oil reserves increased
10.3 MMBbl, or 15%, for a total equivalent increase of 71.0 Bcfe, or 9%. In 2002, our proved natural gas reserves increased by 1.8 Bcf, or 1%, while our proved oil reserves increased by 17.0 MMBbl, or 32%, for a total equivalent increase of 103.6 Bcfe, or 16%. We added reserves over the past three years through both our drilling activity and purchases of minerals in place. Through drilling we added 105.6 Bcfe (36.1 Bcfe of which came from New Zealand) of proved reserves in 2003, 83.9 Bcfe (15.9 Bcfe of which came from New Zealand) in 2002, and 105.8 Bcfe (17.4 Bcfe of which came from New Zealand) in 2001. Through acquisitions we added 0.5 Bcfe of proved reserves in 2003, 74.2 Bcfe in 2002, and 54.6 Bcfe in 2001. At year-end 2003, 59% of our total proved reserves were proved developed, compared with 60% at year-end 2002 and 50% at year-end 2001.

     The PV-10 Value of our total proved reserves increased 33% from the PV-10 Value at year-end 2002. Gas prices increased in 2003 to $4.56 per Mcf from $3.49 per Mcf at year-end 2002, compared to $2.51 per Mcf at year-end 2001. Oil prices increased in 2003 to $30.16 per barrel from $29.27 per Bbl at year-end 2002, compared to $18.45 in 2001. Under SEC guidelines, estimates of proved reserves must be made using year-end oil and gas sales prices and are held constant throughout the life of the properties. Subsequent changes to such year-end oil and gas prices could have a significant impact on the calculated PV-10 Value. While our total proved reserves quantities increased by 3% during 2001, the PV-10 Value of those reserves decreased 74%, due to much lower prices at year-end 2001 than at year-end 2000. Between those two year-ends, there was a 75% decrease in natural gas prices and a 25% decrease in oil prices. This decrease in prices resulted in 47.1 Bcfe of downward reserves revisions, solely attributed to the decrease in prices at year-end 2001. The year-end 2001 gas price of $2.51 was significantly lower than the average gas price of $4.23 we received during 2001. The year-end 2001 oil price of $18.45 per barrel was also lower than the average oil price of $22.64 we received in 2001.

Contractual Commitments and Obligations

     Our contractual commitments for the next five years and thereafter as of December 31, 2003 are as follows:

                                                    2004         2005        2006       2007        2008    Thereafter         Total

                                              --------------------------------------------------------------------------------------
Non-cancelable operating lease commitments    $2,143,447     $492,613    $159,065   $156,649    $125,132       $13,500    $3,090,406

Capital commitments due to pipeline               96,244          ---         ---        ---         ---           ---        96,244
operators

Asset Retirement Obligation (1)                1,703,549    2,603,866         ---    129,478      74,286     5,626,294    10,137,473

Drilling Rig and Seismic Commitments           5,919,000          ---         ---        ---         ---           ---     5,919,000

Senior Notes due 2009 (2)                            ---          ---         ---        ---         ---   125,000,000   125,000,000

Senior Notes due 2012 (2)                            ---          ---         ---        ---         ---   200,000,000   200,000,000

Credit Facility which expires in October             ---   15,900,000         ---        ---         ---           ---    15,900,000
2005 (3)

                                              --------------------------------------------------------------------------------------
                                              $9,862,240  $18,996,479    $159,065   $286,127    $199,418  $330,639,794  $360,143,123
                                              ======================================================================================

     1 Amounts shown by year are the fair values at December 31, 2003.

     2 These amounts do not include the interest obligation, which is paid semiannually.

     3 These amounts exclude a $0.8 million standby letter of credit outstanding under this facility.

Commodity Price Trends and Uncertainties

     Oil and natural gas prices historically have been volatile and are expected to continue to be volatile in the future. Worldwide supply disruptions, such as the reduction in crude oil production from Venezuela, together with perceived risks associated with the unrest in Iraq, along with other factors, have caused the price of oil to increase significantly in 2003 when compared to historical prices. Other factors such as actions taken by OPEC, worldwide economic conditions, weather conditions, and fluctuating currency exchange rates can cause wide fluctuations in the price of oil. Domestic natural gas prices increased significantly in the first quarter of 2003 when compared to historical prices and have since declined somewhat. North American weather conditions, the industrial and consumer demand for natural gas, storage levels of natural gas, and the availability and accessibility of natural gas deposits in North America can cause significant fluctuations in the price of natural gas. Such factors are beyond our control.

Liquidity and Capital Resources

     During 2003, we largely relied upon cash provided by operating activities of $110.8 million, proceeds from bank borrowings of $15.9 million, and proceeds from the sale of property and equipment of $10.2 million to fund capital expenditures of $144.5 million. During 2002, we principally relied upon cash provided by operating activities of $71.6 million, net proceeds from the issuance of long-term debt of $195.0 million, and net proceeds from our public stock offering of $30.5 million, less the repayment of bank borrowings of $134.0 million, to fund capital expenditures of $155.2 million. For 2004, we believe that our credit facility and cash flow will be sufficient to fund our planned capital expenditures.

     Net Cash Provided by Operating Activities. In 2003, net cash provided by our operating activities increased by 55% to $110.8 million, as compared to $71.6 million in 2002 and $139.9 million in 2001. The 2003 increase of $39.2 million was primarily due to an increase of oil and gas sales of $69.8 million due to higher commodity prices and production. The 2002 decrease of $68.3 million was primarily due to a reduction of oil and gas sales of $40.0 million due to lower commodity prices and to an increase in interest of $10.6 million due to higher debt balances and interest rates in 2002.

     Existing Credit Facilities. At December 31, 2003, we had $15.9 million in outstanding borrowings under our credit facility. At December 31, 2002, we had no outstanding borrowings under this facility. Our credit facility at year-end 2003 consisted of a $300.0 million revolving line of credit with a $250.0 million borrowing base. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group and increased to $250.0 million, effective November 1, 2003. We requested that the commitment amount with our bank group be reduced to $150.0 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios) and limitations on incurring other debt. We are in compliance with the provisions of this agreement. The credit facility extends until October 2005.

Our $125.0 million Senior Notes mature on August 1, 2009 and are callable August 1, 2004. Our $200.0 million Senior Notes mature on May 1, 2012. The indentures underlying our Senior Notes contain covenants that impose restrictions on us. Under the indentures, we are limited to the amount of debt that we can incur such that in general, after giving pro forma effect to such new debt, the consolidated interest coverage ratio would not exceed 2.5 to 1.0, or our indebtedness under our bank credit facility does not exceed the greater of $250.0 million or $150.0 million plus 25% of adjusted consolidated net tangible assets as defined under the indentures. The aggregate amount of our common stock that we can repurchase is limited to $5.0 million under the indenture governing our Senior Notes due 2012 and $2.0 million under the indenture governing our Senior Notes due 2009. We believe that these restrictions will not have any material effect upon our business for the foreseeable future.

In January 2004, we filed a universal shelf registration statement with the SEC to allow us to offer up to $350 million of our securities in the future. Upon effectiveness of the registration statement, for a period of two years we may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any such offering.

Working Capital. Our working capital declined from a negative $17.1 million at December 31, 2002, to a negative $35.1 million at December 31, 2003. The decrease was primarily due to an increase in accounts payable and accrued liabilities due to our year-end 2003 drilling activities. Consistent with prior years, we can draw on our available credit facility to remedy our working capital deficit if needed.

Capital Expenditures. In 2003, our capital expenditures of approximately $144.5 million included:

Domestic activities of $114.4 million, or 79% of total expenditures, as follows:

     o$57.0 million,  or 39%, on developmental  drilling,  primarily in our Lake
      Washington area;
     o$25.9  million,  or 18%, for the  construction  of production  and surface facilities, mainly in our Lake Washington area;
     o$11.9  million,  or 8%, on  exploratory  drilling,  primarily  in our Lake
      Washington area;
     o$11.4 million, or 8%, on domestic prospect costs,  principally  leasehold, seismic, and geological costs;
     o$4.4 million, or 3%, on field compression facilities;
     o$2.0 million,  or 1%, for producing property  acquisitions,  including the purchase of property interests from partnerships managed by us;
     o$0.9 million, or less than 1%, for fixed assets; and o$0.9 million, or less than 1%, on gas processing plants in the Brookeland and Masters Creek areas.

     New Zealand activities of $30.1 million, or 21% of total expenditures, as follows:

     o$15.1 million,  or 10%, on developmental  activities  primarily to further delineate the Rimu and Kauri areas;
     o$6.4 million, or 4%, on prospect costs;
     o$5.7 million, or 4%, on gas processing plants;
     o$2.3  million,  or 2%,  for  exploratory  drilling  mainly  for the  Tuihu exploratory well;
     o$0.3 million, or less than 1%, on producing properties acquisitions; and o$0.3 million, or less than 1%, for fixed assets.

     In 2003, we participated in drilling 63 domestic development wells and eight domestic exploratory wells, of which 53 development wells and five exploratory wells were completed. In New Zealand we drilled three development wells and one exploratory well. Only one of these four wells, the exploratory well, was unsuccessful.

     We currently plan to spend $130 to $150 million in total capital expenditures in 2004, excluding acquisition costs and net of approximately $5 million to $15 million in non-core property dispositions. The budget for 2004, as always, is dependent upon operational performance and commodity pricing levels during the year.

Domestic activities account for 80% of budgeted spending, with the largest allocation going to the Lake Washington area.

     We believe that the anticipated internally generated cash flows for 2004, together with bank borrowings under our credit facility, will be sufficient to finance the costs associated with our currently budgeted 2004 capital expenditures. If producing property acquisitions become attractive during 2004, we will explore the use of debt and/or equity offerings to fund such activity.

     Our capital expenditures were approximately $155.2 million in 2002 and $275.1 million in 2001. During 2001, we relied both upon internally generated cash flows of $139.9 million and upon additional borrowings of $123.4 million from our bank credit facility to fund capital expenditures of $275.1 million. During 2002, we principally relied upon cash provided by operating activities of $71.6 million, net proceeds from the issuance of long-term debt of $195.0 million, and net proceeds from our public stock offering of $30.5 million, less the repayment of bank borrowings of $134.0 million, to fund capital expenditures of $155.2 million. Our capital expenditures in 2002 included:

     New Zealand activities of $95.2 million, or 61% of total expenditures, as follows:

     o$56.1 million, or 36%, on property acquisitions, with approximately $51.7 million spent on the TAWN acquisition and the remainder for the cash portion of our Bligh and Antrim acquisitions;
     o$12.6 million,  or 8%, on developmental  drilling to further delineate the
      Rimu and Kauri areas;
     o$10.6  million,  or 7%, on gas  processing  plants,  principally  the Rimu
      Production Station;
     o$10.3  million,  or 7%,  for  exploratory  drilling  in the Rimu and Kauri areas;
     o$5.2 million, or 3%, on prospect costs, principally seismic and geological costs; and
     o$0.4 million, or less than 1%, for fixed assets, principally computers and office furniture and fixtures.

     Domestic activities of $60.0 million, or 39% of total expenditures, as follows:

     o$34.4 million, or 22%, on developmental drilling;
     o$11.1 million, or 7%, on domestic prospect costs,  principally  leasehold, seismic, and geological costs;
     o$8.3 million, or 5%, on exploratory drilling;
     o$2.3 million,  or 1%, for producing property  acquisitions,  including the purchase of property interests from partnerships managed by us;
     o$2.0  million,  or 1%,  on gas  processing  plants in the  Brookeland  and
      Masters Creek areas;
     o$1.1 million, or less than 1%, on field compression facilities; and o$0.8 million, or less than 1%, for fixed assets.

     In 2002, we participated in drilling 23 domestic development wells and seven domestic exploratory wells, of which 17 development wells and three exploratory wells were completed. In New Zealand we drilled three development wells and three exploratory wells. One of the development wells and one of the exploratory wells were unsuccessful.

Critical Accounting Policies

     The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note 1 to the Consolidated Financial Statements.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Significant estimates include proved reserve volumes, DD&A, and deferred income taxes.

     Property and Equipment. We follow the "full-cost" method of accounting for oil and gas property and equipment costs as described in detail in Note 1 to our Consolidated Financial Statements. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. For the years 2003, 2002, and 2001, internal costs capitalized totaled $11.5 million, $10.7 million, and $11.6 million, respectively. Interest costs related to unproved properties are also capitalized to unproved oil and gas properties. For the years 2003, 2002, and 2001, capitalized interest on unproved properties totaled $6.8 million, $7.0 million, and $6.3 million, respectively. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

     Full-Cost Ceiling Test. These capitalized costs are subject to a ceiling test, however, which limits the unamortized cost of oil and gas properties, including deferred income taxes, to the sum of the estimated future net revenues from proved properties, excluding cash outflows from asset retirement obligations, using hedge adjusted period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). Our hedges at year-end 2003 consisted of natural gas price floors with strike prices lower than the period end price and thus did not affect prices used in this calculation.

     At December 31, 2003 and 2002, our unamortized costs of natural gas and oil properties did not exceed the ceiling amount. At December 31, 2003, our PV-10 value was calculated based upon quoted market prices of $4.56 per Mcf for gas and $30.16 per barrel for oil, adjusted for market differentials. In the fourth quarter of 2001, as a result of low oil and gas prices at December 31, 2001, we reported a non-cash write-down on a before-tax basis of $98.9 million ($63.5 million after tax) on our domestic properties. We had no write-down on our New Zealand properties. A decline in natural gas and oil prices from year-end 2003 levels or other factors, without mitigating circumstances, could cause a future non-cash write-down of capitalized costs and a non-cash charge against future earnings.

     Accounts Receivable. Included in the total "Accounts receivable" balance, which totaled $28.6 million and $20.9 million at December 31, 2003 and 2002, respectively, on the accompanying balance sheet, was approximately $2.3 million of receivables related to volumes produced from 2001 and 2002 that we were notified were disputed in early 2003. Accordingly, we did not record a receivable to date with regard to 2003 volumes. We assess the collectibility of trade and other receivables. Based on our judgment, we would accrue a reserve when we believe a receivable may not be collected. At December 31, 2003 and 2002, we had an allowance for doubtful accounts of $0.8 million and $0.3 million, respectively. These allowance for doubtful accounts balances have been deducted from the total "Accounts receivable" balances on the balance sheet included in our Consolidated Financial Statements.

     Price-Risk Management Activities. We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. We adopted SFAS No. 133 effective January 1, 2001, which requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met as further described in Note 1 to our Consolidated Financial Statements.

     Accordingly, we marked our open contracts at December 31, 2000, to fair value at that date, resulting in a one-time net of taxes charge of $0.4 million, which was recorded as a Cumulative Effect of Change in Accounting Principle. During 2003, 2002 and 2001, we recognized net losses (gains) of $2.8 million, $0.2 million and ($1.2 million), respectively, relating to our derivative activities. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At December 31, 2003, we had recorded $0.3 million, net of taxes of $0.2 million, of derivative losses in "Other comprehensive loss" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our transactions that qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for 2003 and 2002 was not material. We expect to reclassify all amounts held in "Other comprehensive loss" into the statement of income within the next six months when the forecasted sale of hedge products occurs.

     As of December 31, 2003, we had in place natural gas price floors in effect for the January 2004 contract month through the June 2004 contract month that cover our domestic natural gas production for January 2004 to June 2004. The natural gas price floors cover notional volumes of 3,300,000 Mmbtu with a weighted average floor price of $4.77. When we entered into these transactions they were designated as a hedge of the variability in cash flows associated with the forecasted sale of natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in Other Comprehensive Income (Loss). When the hedged transactions are recorded upon the actual sale of oil and natural gas, these gains or losses are reclassified from Other Comprehensive Income (Loss) and recorded in "Price-risk management and other, net" on the statement of income. The fair value of our derivatives are computed using the Black-Scholes option pricing model and are periodically verified against quotes from brokers. The fair value of these instruments at December 31, 2003, was $0.5 million and is recognized on the balance sheet in "Other current assets."

     In January 2004, we entered into additional natural gas "floors" covering contract periods April 2004 to June 2004, which cover our natural gas production for January 2004 to June 2004. Notional volumes are 200,000 MMBtu per month at a weighted average floor price of $5.00 per MMBtu.

     See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of commodity risk.

     Stock Based Compensation. We have three stock-based compensation plans, which are described more fully in Note 6 to our Consolidated Financial Statements. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant; or in the case of the employee stock purchase plan, the purchase price is 85% of the lower of the closing price of our common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant.

     Foreign Currency. We use the U.S. Dollar as our functional currency in New Zealand. The functional currency is determined by examining the entities' cash flows, commodity pricing environment and financing arrangements. We have both assets and liabilities denominated in New Zealand Dollars, predominantly our portion of our "Deferred income taxes" and a portion of our "Asset Retirement Obligation" on the accompanying balance sheet. For accounts other than "Deferred income taxes," as the currency rate changes between the U.S. Dollar and the New Zealand Dollar, we recognize transaction gains and losses in "Price-risk management and other, net" on the accompanying statements of income. We recognize transaction gains and losses on "Deferred income taxes" in "Provision for Income Taxes" on the accompanying statement of income.

     New Accounting Pronouncements. In June 2002, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142 "Goodwill and Intangible Assets." We adopted these statements on July 1, 2001, and January 1, 2002, respectively. An issue has arisen for companies engaged in oil and gas exploration and production regarding the application of SFAS No. 141 and SFAS No. 142 as they relate to mineral rights held under lease or other contractual arrangements and as to whether costs associated with these rights should be classified as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs. We understand that the Emerging Issues Task Force of the FASB has placed this issue on its agenda, although the date and the outcome of the resolution of the issue is unknown.

     Historically we have classified our oil and gas mineral rights held under lease as tangible assets along with our other oil and gas properties, which is in accordance with the Securities and Exchange Commission's ("SEC") full cost accounting rules, and we intend to continue to do so until further guidance is provided. We have estimated the amount associated with these mineral rights using historical depletion rates, estimates of the timing of impairment of unproved properties and assuming the cost for the mineral rights was unaffected by the ceiling test write-down recorded in December 2001 because we cannot associate the ceiling test write-down with particular types of costs. Based on these limitations and assumptions, we estimate the net cost of mineral rights that would be reclassified from oil and gas properties to intangible assets to be approximately $55-60 million at December 31, 2003 and approximately $45-50 million at December 31, 2002. These amounts are from July 1, 2001 (the date we adopted SFAS No. 141) to December 31, 2003 as we are not able to calculate amounts to reclassify before that period as our property records did not break out that information. Only our balance sheet accounts would be affected by the reclassification, and our results of operations and cash flows would not be materially impacted by any such reclassification.

Related-Party Transactions

     We have been the operator of a number of properties owned by our affiliated limited partnerships and, accordingly, charge these entities operating fees. The operating fees charged to the partnerships in 2003, 2002, and 2001 totaled approximately $0.2 million, $0.3 million, and $0.9 million, respectively, and are recorded as reductions of general and administrative expense and oil and gas production expense. We also have been reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $0.4 million, $1.0 million, and $3.1 million in 2003, 2002, and 2001, respectively. In partnerships in which the limited partners voted to sell their remaining properties and liquidate their limited partnerships, we also have been reimbursed for direct, administrative, and overhead costs incurred in the disposition of such properties, which costs totaled approximately $0.1 million, $0.5 million, and $2.4 million in 2003, 2002, and 2001, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Commodity Risk. Our major market risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The effects of such pricing volatility are expected to continue.

     Our price-risk management policy permits the utilization of agreements and financial instruments (such as futures, forward and options contracts, and swaps) to mitigate price risk associated with fluctuations in oil and natural gas prices. Below is a description of the financial instruments we have utilized to hedge our exposure to price risk.

     oPrice Floors - At March 1, 2004, we had in place price floors in effect through the June 2004 contract month for natural gas, these cover our domestic natural gas production for March 2004 to June 2004. The natural gas price floors cover notional volumes of 2,550,000 MMBtu, with a weighted average floor price of $4.84 per MMBtu. Our hedges in place at March 1, 2004 are expected to cover approximately 55% to 65% of our domestic natural gas production from March 2004 to June 2004.

     oNew Zealand Gas Contracts - All of our gas production in New Zealand is sold under long-term, fixed-price contracts denominated in New Zealand Dollars. These contracts protect against price volatility, and our revenue from these contracts will vary only due to production fluctuations and foreign exchange rates.

     Interest Rate Risk. Our Senior Notes have a fixed interest rate, so consequently we are not exposed to cash flow risk from market interest rate changes on our Senior Notes. At December 31, 2003, we had $15.9 million in outstanding borrowings under our credit facility, which bears a floating rate of interest and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 40 basis points and would reduce 2004 cash flows by $0.1 million based on the December 31, 2003 level of borrowing.

     Income Tax Carryforwards. We have significant federal and state net operating loss and capital loss carryforwards at December 31, 2003. The Company has not recorded a valuation allowance against the deferred tax assets attributable to these carryovers at December 31, 2003, as management estimates that it is more likely than not that these assets will be fully utilized before they expire. Significant changes in estimates caused by changes in oil and gas prices, production levels, capital expenditures, and other variables could impact the Company's ability to utilize the carryover amounts. If we are not able to use our carryforwards, our results of operations and cash flows will be negatively impacted.

     Financial Instruments and Debt Maturities. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2003 and 2002, and were determined based upon interest rates currently available to us for borrowings with similar terms. Based on quoted market prices as of the respective dates, the fair value of our Senior Notes due 2009 was $135.6 million at December 31, 2003, and $129.0 million at December 31, 2002. Based upon quoted market prices as of the respective dates, the fair value of our Senior Notes due 2012 was $218.0 million at December 31, 2003, and $189.2 million at December 31, 2002. Our credit facility with the banks expires October 1, 2005.

     Foreign Currency Risk. We are exposed to the risk of fluctuations in foreign currencies, most notably the New Zealand Dollar. Fluctuations in rates between the New Zealand Dollar and U.S. Dollar may impact our financial results from our New Zealand subsidiaries since we have receivables and liabilities denominated in New Zealand Dollars. We use the U.S. Dollar as our functional currency in New Zealand, because of this our results of operations, cash flows and effective tax rate are impacted from fluctuations between the U.S. Dollar the New Zealand Dollar.

     Customer Credit Risk. We are exposed to the risk of financial non-performance by customers, who are mainly in the energy industry. Our ability to collect on sales to our customers is dependent on the liquidity of our customer base. To manage customer credit risk, we monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. Due to availability of other purchasers, we do not believe the loss of any single oil or gas customer would materially affect our revenues.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors.........................................35

Report of Independent Public Accountants...............................36

Consolidated Balance Sheets............................................37

Consolidated Statements of Income......................................38

Consolidated Statements of Stockholders' Equity........................39

Consolidated Statements of Cash Flows..................................40

Notes to Consolidated Financial Statements.............................41

  1.  Summary of Significant Accounting Policies.......................41
  2.  Earnings Per Share...............................................48
  3.  Provision for Income Taxes.......................................48
  4.  Long-Term Debt ..................................................50
  5.  Commitments and Contingencies....................................51
  6.  Stockholders' Equity.............................................52
  7.  Related-Party Transactions.......................................54
  8.  Foreign Activities...............................................54
  9.  Acquisitions and Dispositions....................................54
 10.  Segment Information..............................................56
 Supplemental Information (Unaudited)..................................58

Report of Independent Auditors

Board of Directors
Swift Energy Company

     We have audited the accompanying consolidated balance sheets of Swift Energy Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Swift Energy Company and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated February 18, 2002, expressed an unqualified opinion on those statements.

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

     In our opinion, the 2002 and 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Swift Energy Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations.


                                                       ERNST & YOUNG LLP


Houston, Texas
February 10, 2004

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

Consolidated Balance Sheets
Swift Energy Company and Subsidiaries

                                                                                       December 31,
ASSETS                                                                             2003               2002
                                                                           -----------------   ----------------
Current Assets:
     Cash and cash equivalents                                             $       1,066,280   $      3,816,107
     Accounts receivable-
          Oil and gas sales                                                       26,942,920         17,360,716
          Affiliated limited partnerships                                            356,118            191,964
          Joint interest owners                                                    1,350,707          3,364,846
     Other current assets                                                          4,957,647          5,034,566
                                                                           -----------------   ----------------
             Total Current Assets                                                 34,673,672         29,768,199
                                                                           -----------------   ----------------

Property and Equipment:
     Oil and gas, using full-cost accounting
          Proved properties                                                    1,305,763,355      1,150,633,802
          Unproved properties                                                     67,557,969         69,603,481
                                                                           -----------------   ----------------
                                                                               1,373,321,324      1,220,237,283
     Furniture, fixtures, and other equipment                                     10,602,786          9,595,944
                                                                           -----------------   ----------------
                                                                               1,383,924,110      1,229,833,227
     Less - Accumulated depreciation, depletion, and amortization               (567,464,334)      (504,323,773)
                                                                           -----------------   ----------------
                                                                                 816,459,776        725,509,454
                                                                           -----------------   ----------------
Other Assets:
     Deferred income taxes                                                         1,905,909          2,680,585
     Debt issuance costs                                                           8,015,575          9,047,621
                                                                           -----------------   ----------------
                                                                                   9,921,484         11,728,206
                                                                           -----------------   ----------------
                                                                           $     861,054,932   $    767,005,859
                                                                           =================   ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities                              $      63,100,669   $     43,028,708
     Payable to affiliated limited partnerships                                      516,006             91,126
     Undistributed oil and gas revenues                                            6,156,055          3,764,350
                                                                           -----------------   ----------------
               Total Current Liabilities                                          69,772,730         46,884,184
                                                                           -----------------   -----------------

Long-Term Debt                                                                   340,254,783        324,271,973
Deferred Income Taxes                                                             43,498,682         30,776,518
Asset Retirement Obligation                                                       10,137,473                ---

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none
        outstanding                                                                      ---                ---
     Common stock, $.01 par value, 85,000,000 shares authorized,
          28,011,109 and27,811,632 shares issued, and 27,484,091
          and 27,201,509 sharesoutstanding, respectively                             280,111            278,116
     Additional paid-in capital                                                  334,865,204        333,543,471
     Treasury stock held, at cost, 527,018 and 610,123 shares,
        respectively                                                              (7,558,093)        (8,749,922)
     Retained earnings                                                            70,073,384         40,179,572

     Accumulated other comprehensive loss, net of income tax                        (269,342)          (178,053)
                                                                           -----------------   ----------------
                                                                                 397,391,264        365,073,184
                                                                           -----------------   ----------------
                                                                           $     861,054,932        767,005,859
                                                                           =================   ================

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
Swift Energy Company and Subsidiaries

                                                                            Year Ended December 31,
                                                                   2003               2002               2001
                                                             -----------------  -----------------   --------------
Revenues:
     Oil and gas sales                                       $    211,032,639   $    141,195,713    $  181,184,635
     Fees from affiliated limited partnerships                         28,068             67,173           427,583
     Interest income                                                  184,383            263,738            49,281
     Gain on asset disposition                                            ---          7,332,668               ---
     Price-risk management and other, net                          (2,344,107)         1,110,519         2,145,991
                                                             ----------------   ----------------    --------------

                                                                  208,900,983        149,969,811       183,807,490
                                                             ----------------   ----------------    --------------

Costs and Expenses:
     General and administrative, net                               14,097,066         10,564,849         8,186,654
     Depreciation, depletion, and amortization                     63,072,057         56,224,392        59,502,040
     Accretion of asset retirement obligation                         857,356                ---               ---
     Oil and gas production                                        52,866,802         41,497,312        36,719,609
     Interest expense, net                                         27,268,524         23,274,969        12,627,022
     Other expenses                                                       ---                ---         2,102,251
     Write-down of oil and gas properties                                 ---                ---        98,862,247
                                                             ----------------   ----------------    --------------

                                                                  158,161,805        131,561,522       217,999,823
                                                             ----------------   ----------------    --------------

Income (Loss) Before Income Taxes and
  Change in Accounting Principle                                   50,739,178         18,408,289       (34,192,333)

Provision (Benefit) for Income Taxes                               16,468,514          6,485,062       (12,237,436)
                                                             ----------------   ----------------    --------------

Income (Loss) Before Change
  In Accounting Principle                                    $     34,270,664   $     11,923,227    $  (21,954,897)
Cumulative Effect of Change in Accounting Principle
  (net of taxes)                                                    4,376,852               ---            392,868
                                                             ----------------   ----------------    --------------
Net Income (Loss)                                            $     29,893,812   $     11,923,227    $  (22,347,765)
                                                             ================   ================    ==============

Per Share Amounts-
     Basic:   Income  (Loss) Before
                     Change in Accounting Principle          $           1.25   $           0.45    $        (0.89)
                  Change in Accounting Principle                        (0.16)               ---             (0.01)
                                                             ----------------   ----------------    --------------
                  Net Income (Loss)                          $           1.09   $           0.45    $        (0.90)
                                                             ================   ================    ==============

     Diluted: Income  (Loss) Before
                     Change in Accounting Principle          $           1.24   $           0.45    $        (0.89)
                  Change in Accounting Principle                        (0.16)               ---             (0.01)
                                                             ----------------   ----------------    --------------
                  Net Income (Loss)                          $           1.08   $           0.45    $        (0.90)
                                                             ================   ================    ==============

Weighted Average Shares Outstanding                                27,357,579         26,382,906        24,732,099
                                                             ================   ================    ==============

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Swift Energy Company and Subsidiaries

                                                                                                   Accumulated
                                                    Additional                      Retained          Other
                                        Common        Paid-in        Treasury       Earnings      Comprehensive
                                       Stock (1)      Capital          Stock        (Deficit)          Loss            Total
                                      ----------  ---------------  -------------  -------------  ----------------  -------------
Balance, December 31, 2000            $  254,521  $   293,396,723  $ (12,101,199) $  50,604,110   $             -  $ 332,154,155


  Stock issued for benefit plans
     (11,945 shares)                          72          354,973         68,408              -                 -        423,453
  Stock options exercised
     (152,915 shares)                      1,529        1,942,634              -              -                 -      1,944,163
  Employee stock purchase plan
     (22,360 shares)                         224          478,490              -              -                 -        478,714
Comprehensive income:
  Net loss                                     -                -              -    (22,347,765)                -    (22,347,765)
                                                                                                                   -------------
    Total comprehensive income                 -                -              -              -                 -    (22,347,765)
                                      ----------  ---------------  -------------  -------------  ----------------  -------------
Balance, December 31, 2001            $  256,346  $   296,172,820  $ (12,032,791) $  28,256,345  $              -  $ 312,652,720
                                      ==========  ===============  =============  =============  ================  =============

  Stock issued for benefit plans
     (38,149 shares)                         292          617,960        127,795              -                 -        746,047
  Stock options exercised
     (112,995 shares)                      1,130        1,206,413              -              -                 -      1,207,543
  Public stock offering
     (1,725,000 shares)                   17,250       30,465,809              -              -                 -     30,483,059
  Employee stock purchase plan
     (9,801 shares)                           98          122,343              -              -                 -        122,441
  Stock issued in acquisitions
     (520,000 shares)                      3,000        4,958,126      3,155,074              -                 -      8,116,200
Comprehensive income:
  Net income                                   -                -              -     11,923,227                 -     11,923,227
  Change in fair value of
    cash flow hedges, net of
         income tax                            -                -              -              -          (178,053)      (178,053)
                                                                                                                   -------------
    Total comprehensive income                 -                -              -              -                 -     11,745,174
                                      ----------  --------------- --------------  -------------  ----------------  -------------
Balance, December 31, 2002            $  278,116  $   333,543,471  $  (8,749,922) $  40,179,572  $       (178,053) $ 365,073,184
                                      ==========  =============== ==============  =============  ================  =============

  Stock issued for benefit plans
     (83,201 shares)                           1         (408,178)     1,191,829              -                 -        783,652
  Stock options exercised
     (142,807 shares)                      1,428        1,315,964              -              -                 -      1,317,392
  Employee stock purchase plan
     (56,574 shares)                         566          413,947              -              -                 -        414,513
Comprehensive income:
  Net income                                   -                -              -     29,893,812                 -     29,893,812
  Change in fair value of
    cash flow hedges, net of
         income tax                            -                -              -              -          (91,289)       (91,289)
                                                                                                                   -------------
    Total comprehensive income                 -                -              -              -                 -     29,802,523
                                      ----------  ---------------  -------------  -------------  ----------------  -------------
Balance, December 31, 2003            $  280,111  $   334,865,204  $  (7,558,093) $  70,073,384   $      (269,342) $ 397,391,264
                                      ==========  ===============  =============  =============  ================  =============

(1)$.01 par value.


See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Swift Energy Company and Subsidiaries

                                                                               Year Ended December 31,
                                                                ------------------------------------------------------
                                                                      2003                2002              2001
                                                                -----------------   ----------------  ----------------
Cash Flows from Operating Activities:
     Net income (loss)                                          $      29,893,812   $     11,923,227  $    (22,347,765)
     Adjustments to reconcile net income (loss) to net cash
            provided by operating activities-
          Cumulative effect of change in accounting principle           4,376,852                ---               ---
          Depreciation, depletion, and amortization                    63,072,057         56,224,392        59,502,040
          Write-down of oil and gas properties                                ---                ---        98,862,247
          Accretion of asset retirement obligation                        857,356                ---               ---
          Deferred income taxes                                        16,332,492          6,482,724       (12,555,618)
          Gain on asset disposition                                           ---         (7,332,668)              ---
          Other                                                           908,927            270,770           509,973
          Change in assets and liabilities-
             (Increase) decrease in accounts receivable,               (7,163,304)           283,419        16,207,377
                excluding income taxes receivable
             Increase in accounts payable and accrued
                liabilities                                             2,542,803          3,174,450            12,984
             (Increase) decrease in income taxes receivable
                and payable                                                 6,284            600,000          (306,983)
                                                                -----------------   ----------------  ----------------
                Net Cash Provided by Operating Activities             110,827,279         71,626,314       139,884,255
                                                                -----------------   ----------------  ----------------

Cash Flows from Investing Activities:
     Additions to property and equipment                             (144,503,180)      (155,233,923)     (275,126,333)
     Proceeds from the sale of property and equipment                  10,186,970         13,256,674         9,274,440
     Net cash received as operator of oil and gas properties            3,073,718          4,152,645         5,927,539
     Net cash received (distributed) as operator of
         partnerships                                                     260,726        (23,241,501)       (3,574,601)
     Other                                                               (71,193)            (39,953)         (534,898)
                                                                -----------------   ----------------  ----------------
               Net Cash Used in Investing Activities                 (131,052,959)      (161,106,058)     (264,033,853)
                                                                -----------------   ----------------  ----------------

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                             ---        200,000,000               ---
     Net proceeds from (payments of) bank borrowings                   15,900,000       (134,000,000)      123,400,000
     Net proceeds from issuances of common stock                        1,575,853         31,409,200         1,633,508
     Payments of debt issuance costs                                          ---         (6,262,435)         (721,756)
                                                                -----------------   ----------------  ----------------
              Net Cash Provided by Financing Activities                17,475,853         91,146,765       124,311,752
                                                                -----------------   ----------------  ----------------

Net Increase (Decrease) in Cash and Cash Equivalents            $      (2,749,827)  $      1,667,021  $        162,154

Cash and Cash Equivalents at Beginning of Year                          3,816,107          2,149,086         1,986,932
                                                                ------------------  ----------------  ----------------

Cash and Cash Equivalents at End of Year                        $       1,066,280   $      3,816,107  $      2,149,086
                                                                =================   ================  ================

Supplemental Disclosures of Cash Flows Information:
Cash paid during year for interest, net of amounts capitalized  $      25,763,169   $     19,189,822  $     12,207,205
Cash paid during year for income taxes                          $         129,738   $          2,500  $        441,926

Non-Cash Financing Activity:
Issuance of common stock in acquisitions                        $             ---   $      8,116,200  $            ---

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Swift Energy Company and Subsidiaries

1.   Summary of Significant Accounting Policies

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Swift Energy Company and our wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with a focus on onshore and inland waters oil and natural gas reserves in Texas and Louisiana, as well as onshore oil and natural gas reserves in New Zealand. Our investments in ventures and affiliated oil and gas partnerships are accounted for using the proportionate consolidation method, whereby our proportionate share of each entity's assets, liabilities, revenues, and expenses are included in the appropriate classifications in the consolidated financial statements.
Intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Significant estimates include proved reserve volumes, DD&A, and deferred income taxes.

     Property and Equipment. We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Under the full-cost method of accounting, such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the years 2003, 2002, and 2001, such internal costs capitalized totaled $11.5 million, $10.7 million, and $11.6 million, respectively. Interest costs are also capitalized to unproved oil and gas properties. For the years 2003, 2002, and 2001, capitalized interest on unproved properties totaled $6.8 million, $7.0 million, and $6.3 million, respectively. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

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

     We compute the provision for depreciation, depletion, and amortization of oil and gas properties using the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties--including future development costs, gas processing facilities, and capitalized asset retirement obligations, net of salvage values, but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period. This calculation is done on a country-by-country basis. Our amortization per Mcfe was $1.17, $1.11, and $1.31 in 2003, 2002, and 2001, respectively.
Furniture, fixtures, and other equipment are depreciated by the straight-line method at rates based on the estimated useful lives of the property. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

     Geological and geophysical (G&G) costs are recorded in Proved Property and therefore subject to amortization as incurred on developed properties. In exploration areas, G&G costs are capitalized in Unproved Property and evaluated as part of the total capitalized costs associated with a prospect.

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

     Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, including gas processing facilities and the fair value of asset retirement obligations, net of related salvage values, deferred income taxes, and excluding the asset retirement obligation liability is limited to the sum of the estimated future net revenues from proved properties, excluding cash outflows from asset retirement obligations, using hedged adjusted period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). Our hedges at year-end 2003 consisted of natural gas price floors with strike prices lower than the period end price and thus did not affect prices used in this calculation. This calculation is done on a country-by-country basis for those countries with proved reserves.

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

     Revenue Recognition. Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. The Company uses the entitlement method of accounting in which the Company recognizes its ownership interest in production as revenue. If our sales exceed our ownership share of production, the differences are reported in "Accounts payable and accrued liabilities" on the accompanying balance sheet. Natural gas balancing receivables are reported in "Other current assets" on the accompanying balance sheet when our ownership share of production exceeds sales. As of December 31, 2003, we did not have any material natural gas imbalances.

     Accounts Receivable. Included in the total "Accounts receivable" balance, which totaled $28.6 million and $20.9 million at December 31, 2003 and 2002, respectively, on the accompanying balance sheet, is approximately $2.3 million of receivables related to volumes produced from 2001 and 2002 that we were notified, were disputed in early 2003. Accordingly, we did not record a receivable with regard to 2003 volumes. We assess the collectibility of trade and other receivables. Based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At December 31, 2003 and 2002, we had an allowance for doubtful accounts of $0.8 million and $0.3 million, respectively. These allowances for doubtful accounts balances have been deducted from the total "Accounts receivable" balances on the accompanying consolidated balance sheet.

     Debt issuance costs. Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the public offering in August 1999 of our 10.25% Senior Subordinated Notes (the "Senior Notes"), the September 2001 extension of our bank credit facility, and the public offering in April 2002 of our 9.375% Senior Subordinated Notes were capitalized and are amortized over the life of each of the respective note offerings and credit facility. The Senior Notes due 2009 mature on August 1, 2009, and the balance of their issuance costs at December 31, 2003, was $2.4 million, net of accumulated amortization of $1.1 million. The issuance costs associated with our revolving credit facility, which was extended in September 2001, have been capitalized and are being amortized over the life of the facility. The balance of revolving credit facility issuance costs at December 31, 2003, was $0.6 million, net of accumulated amortization of $1.3 million.

The Senior Notes due 2012 mature on May 1, 2012, and the balance of their issuance costs at December 31, 2003, was $5.0 million, net of accumulated amortization of $0.6 million.

     Limited Partnerships. At year-end 2003, we serve as managing general partner for six drilling partnerships, and during fiscal 2003 less than 1% of our total oil and gas sales was attributable to our interests in those partnerships. These six partnerships were formed between 1996 and 1998, and will continue to operate until their limited partners vote otherwise.

     Price-Risk Management Activities. The Company follows SFAS No. 133, which requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement also establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. Special hedge accounting for qualifying hedges would allow the gains and losses on derivatives to offset related results on the hedged item in the income statements and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Hedges that do not meet the criteria for special hedge accounting are accounted for under mark to market accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was adopted by us on January 1, 2001.

     We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. Upon adoption of SFAS No. 133 on January 1, 2001, we recorded a net of taxes charge of $0.4 million, which is recorded as a Cumulative Effect of Change in Accounting Principle. During 2003, 2002 and 2001, we recognized net losses (gains) of $2.8 million, $0.2 million and ($1.2) million, respectively, relating to our derivative activities. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At December 31, 2003, the Company had recorded $0.3 million, net of taxes of $0.2 million, of derivative losses in "Other comprehensive loss" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our collar transactions that were qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for 2003 and 2002 was not material. The Company expects to reclassify all amounts currently held in "Other comprehensive loss" into the statement of income within the next six months when the forecasted sale of hedged production occurs.

     As of December 31, 2003, we had in place natural gas price floors in effect for the January 2004 contract month through the June 2004 contract, which cover our domestic natural gas production for January 2004 to June 2004. The natural gas price floors cover notional volumes of 3,300,000 Mmbtu with a weighted average floor price of $4.77. When we entered into these transactions, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in Other Comprehensive Income (Loss). When the hedged transactions are recorded upon the actual sale of oil and natural gas, these gains or losses are reclassified from Other Comprehensive Income (Loss) and recorded in "Price-risk management and other, net" on the consolidated statement of income. The fair value of our derivatives are computed using the Black-Scholes option pricing model and are periodically verified against quotes from brokers. The fair value of these instruments at December 31, 2003, was $0.5 million and is recognized on the balance sheet in "Other current assets."

     Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate including our working interest share on wells where we have a 100% working interest. These supervision fees are recorded as a reduction to general and administrative expenses and oil and gas production expenses based on our estimate of the costs incurred to operate the wells. Effective October 1, 2003, we began recording the supervision fee as a reduction to general and administrative expense only. The total amount of supervision fees charged to the wells we operate was $5.1 million in 2003, $5.3 million in 2002, and $6.8 million in 2001.

     Inventories. Inventories consist principally of tubular goods and equipment, stated at the lower of weighted-average cost or market, and oil produced but not sold, stated at the lower of cost (a combination of production costs and depreciation, depletion and amortization expense) or market.

     Income Taxes. Under SFAS No. 109, "Accounting for Income Taxes," deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws.

     Accounts Payable and Accrued Liabilities. Included in accounts payable and accrued liabilities at December 31, 2003 and 2002 are liabilities of approximately $11.9 million and $8.4 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in the applicable bank accounts.

     Cash and Cash Equivalents. We consider all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

     Credit Risk Due to Certain Concentrations. We extend credit, primarily in the form of uncollateralized oil and gas sales and joint interest owners receivables, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which we extend credit. During 2003, oil and gas sales to Shell, both domestically and in New Zealand, were $31.1 million, or 15% of total oil and gas sales, while sales to subsidiaries of Contact Energy in New Zealand were $23.5 million, or 11.2% of total oil and gas sales. During 2002, oil and gas sales to Eastex Crude Company were $25.4 million, or 18.0% of total oil and gas sales, while sales to subsidiaries of Contact Energy in New Zealand were $14.6 million, or 10.3% of total oil and gas sales. During 2001, oil and gas sales to Eastex Crude Company were $31.6 million, or 18.1% of total oil and gas sales, while sales to subsidiaries of Enron were $18.2 million, or 10.4% of total oil and gas sales. During the fourth quarter of 2001, we wrote off $1.4 million due to uncollected receivables related to gas sold to Enron in November 2001. This amount is included in "Other expenses" on the Consolidated Statement of Income. In 2001, we discontinued sales of oil and gas to Enron and are selling that production to other purchasers. Credit losses in 2002 and 2003 have been immaterial.

     Environmental Costs. Our operations include activities that are subject to extensive federal and state environmental regulations. Costs associated with redemption projects, which are probable and quantifiable, are accrued in advance. Ongoing environmental compliance costs are expensed as incurred.

     Foreign Currency. We use the U.S. Dollar as our functional currency in New Zealand. The functional currency is determined by examining the entities cash flows, commodity pricing environment and financing arrangements. We have both assets and liabilities denominated in New Zealand Dollars, predominantly our portion of our "Deferred income taxes" and a portion of our "Asset Retirement Obligation" on the accompanying balance sheet. For accounts other than "Deferred income taxes," as the currency rate changes between the U.S. Dollar and the New Zealand Dollar, we recognize transaction gains and losses in "Price-risk management and other, net" on the accompanying statements of income. We recognize transaction gains and losses on "Deferred income taxes" in "Provision for Income Taxes" on the accompanying statement of income.

     Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and senior notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2003 and 2002, and were determined based upon variable interest rates currently available to us for borrowings with similar terms. Based on quoted market prices as of the respective dates, the fair values of our Senior Notes due 2009 were $135.6 million and $129.0 million at December 31, 2003 and 2002, respectively. Based upon quoted market prices as of December 31, 2003 and 2002, the fair values of our Senior Notes due 2012 were $218.0 million and $189.2 million, respectively. The carrying value of our Senior Notes due 2009 was $124.4 million and $124.3 million at December 31, 2003 and 2002, respectively. The carrying value of our Senior Notes due 2012 was $200.0 million at both December 31, 2003 and 2002.

     Other  Comprehensive  Loss.  We  follow  the  provisions  of SFAS No.  130,
"Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At December 31, 2003, we recorded $0.3 million, net of taxes of $0.2 million, of derivative losses in "Other comprehensive loss" on the accompanying balance sheet. The components of accumulated other comprehensive loss and related tax effects for 2003 were as follows:

                                                                                        Net of Tax
                                                   Gross Value        Tax Effect           Value
                                                ----------------    ---------------    ---------------
        Balance at December 31, 2002            $        278,208    $       100,155    $       178,053
        Change in fair value of cash flow
           hedges                                      2,488,136            895,729          1,592,407
        Effect of cash flow hedges settled
           during the period                          (2,345,497)          (844,379)        (1,501,118)
                                                ----------------    ---------------    ---------------
        Balance at December 31, 2003            $        420,847    $       151,505    $       269,342
                                                ================    ===============    ===============

     Total comprehensive income was $29.8 million and $11.7 million for 2003 and 2002, respectively. Total comprehensive loss was $22.3 million in 2001.

     Stock Based Compensation. We have three stock-based compensation plans, which are described more fully in Note 6. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant; or in the case of the employee stock purchase plan, the purchase price is 85% of the lower of the closing price of our common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant. Had compensation expense for these plans been determined based on the fair value of the options consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts:


                                                     2003             2002                2001
                                               ----------------   --------------    ----------------
Net Income            As Reported                   $29,893,812      $11,923,227     $   (22,347,765)
(Loss):
                      Stock-based
                      employee
                      compensation expense
                      determined under
                      fair value method
                      for all awards, net
                      of tax                         (4,112,455)      (4,451,799)          (4,284,859)
                                               ----------------   --------------    ----------------
                      Pro Forma                     $25,781,357      $ 7,471,428     $   (26,632,624)

Basic EPS:            As Reported                         $1.09             $.45              $(0.90)
                      Pro Forma                           $0.94             $.28              $(1.08)

Diluted EPS:          As Reported                         $1.08             $.45              $(0.90)
                      Pro Forma                           $0.94             $.27              $(1.08)

Pro forma compensation cost reflected above may not be representative of the cost to be expected in future years. The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2003, 2002, and 2001, respectively: no dividend yield; expected volatility factors of 34.71%, 73.72%, and 46.9%; risk-free interest rates of 4.63%, 4.74%, and 5.24%; and expected lives of 7.2, 7.4, and 7.3 years.

     Asset  Retirement  Obligation.  In  June  2001,  the  Financial  Accounting
Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. The liability is discounted from the year the well is expected to deplete. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. SFAS No. 143 was adopted by us effective January 1, 2003. Upon adoption of SFAS No. 143 effective January 1, 2003, we recorded an asset retirement obligation of $8.9 million, an addition to oil and gas properties of $2.0 million, and a non-cash charge of $4.4 million (net of $2.5 million of deferred taxes), which is recorded as a Cumulative Effect of Change in Accounting Principle. The cumulative charge to earnings took into consideration the impact of adopting SFAS No. 143 on previous full-cost ceiling tests. SFAS No. 143 is silent with respect to whether prior period ceiling tests should be reflected in the implementation entry calculation; however, management believes that any impairment on the properties should be reflected in the historical periods. Had the Company not considered the impact of adopting SFAS No. 143 on previous full-cost ceiling tests, the charge recognized would have been reduced. Excluding the Cumulative Effect of Change in Accounting Principle, the adoption of SFAS No. 143 reduced our 2003 net income by approximately $0.6 million, or $0.02 per diluted share. The following provides a roll-forward of our asset retirement obligation:

      Asset Retirement Obligation recorded as of January 1, 2003             $      8,934,320
        Accretion expense for 2003                                                    857,356
        Liabilities incurred for new wells and facilities construction                608,166
        Reductions due to sold and abandoned wells                                   (443,391)
        Revisions in estimated cash flows                                              67,511
        Increase due to currency exchange rate fluctuations                           113,511
                                                                             -----------------
      Asset Retirement Obligation as of December 31, 2003                    $     10,137,473
                                                                             -----------------

     The pro forma effect for 2001, assuming adoption of SFAS No. 143 effective January 1, 2001, would have included a non-cash charge of $2.6 million (net of $1.5 million of deferred taxes), which would have been recorded as a Cumulative Effect of Change in Accounting Principle and recognition of an asset retirement obligation of $4.3 million. The following table displays our pro forma results for the years ended December 31, 2002 and 2001, had we adopted SFAS No. 143 effective January 1, 2001.

                                                               (Unaudited)
                                       Year Ended              Year Ended
                                  December 31, 2002         December 31, 2001
                                  ------------------      -------------------

      Net Income (Loss):
        Actual - as reported      $       11,923,227      $       (22,347,765)
        Pro Forma                 $       11,515,205      $       (25,246,667)

      Basic EPS:
        Actual - as reported      $             0.45      $             (0.90)
        Pro Forma                 $             0.44      $             (1.02)

      Diluted EPS:
        Actual - as reported      $             0.45      $             (0.90)
        Pro Forma                 $             0.43      $             (1.02)


     New Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 141 , "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." We adopted these statements on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under
SFAS No. 142, goodwill and other indefinite lived intangible assets are not amortized but reviewed annually for impairment.

     An issue has arisen for companies engaged in oil and gas exploration and production regarding the application of SFAS No. 141 and SFAS No. 142 as they relate to mineral rights held under lease or other contractual arrangements, and as to whether costs associated with these rights should be classified as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and to provide specific footnote disclosure. We understand that the Emerging Issues Task Force of the FASB has placed this issue on its agenda, although the date and outcome of the resolution of the issue is unknown.

     Historically, we have classified our oil and gas mineral rights held under lease as tangible assets along with our other oil and gas properties, which is in accordance with the Securities and Exchange Commission's ("SEC") full cost accounting rules, and we intend to continue to do so until further guidance is provided. We have estimated the amount associated with these mineral rights using historical depletion rates, estimates of the timing of impairment of unproved properties and assuming the cost for the mineral rights was unaffected by the ceiling test write-down recorded in December 2001 because we cannot associate the ceiling test write-down with particular types of costs. Based on these limitations and assumptions, we estimate the net cost of mineral rights that would be reclassified from oil and gas properties to intangible assets to be approximately $55-60 million at December 31, 2003 and approximately $45-50 million at December 31, 2002. These amounts are from July 1, 2001 (the date we adopted SFAS No. 141) to December 31, 2003 as we are not able to calculate amounts to reclassify before that period as our property records did not break out that information. Only our balance sheet accounts would be affected by the reclassification, and our results of operations and cash flows would not be materially impacted by any such reclassification. These mineral rights would continue to be amortized in accordance with full cost accounting rules for oil and gas companies provided in SEC Regulation S-X Rule 4-10. We also do not believe classifying these assets as intangible would have any impact on our compliance with covenants under our debt agreements.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company adopted this pronouncement upon the FASB's issuance and the implementation had no impact on the consolidated financial statements.

     In January 2003, the FASB issued  Interpretation  No. 46 (Revised  December
2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements (the "Interpretation"). The Interpretation significantly changes whether entities included in its scope are consolidated by their sponsors, transferors, or investors. The Interpretation introduces a new consolidation model-the variable interest model; which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation provides guidance for determining whether an entity lacks sufficient equity or its equity holders lack adequate decision-making ability. These variable interest entities ("VIEs") are covered by the Interpretation and are to be evaluated for consolidation based on their variable interests. These provisions apply immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in special purpose entities for periods ending after December 15, 2003. The provisions apply for all other types of variable interests in VIEs for periods ending after March 15, 2004. We have no variable interests in VIEs created after January 31, 2003, nor do we have variable interests in special purpose entities. The effect of applying the Interpretation is to be reported as the cumulative effect of an accounting change. We have not completed the process of evaluating the effects that will result from adopting the Interpretation.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement sets standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement is effective for periods ending after December 15, 2003. The impact of recognizing this statement was not material for the Company.

 2. Earnings Per Share

     Basic EPS has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share for all periods also assumes, as of the beginning of the period, exercise of stock options using the treasury stock method. Certain of our stock options that would potentially dilute Basic EPS in the future were also antidilutive for the 2003, 2002, and 2001 periods.

     The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the years ended December 31, 2003, 2002, and 2001:

                                  2003                               2002                              2001
                      --------------------------------   ----------------------------------   -----------------------------------
                          Net                  Share         Net                  Per Share       Net                   Per Share
                        Income     Shares      Amount       Income     Shares      Amount         Loss         Shares     Amount
                      ----------- ----------   --------   ----------- ----------   ---------   ------------  ---------- ---------
Basic EPS:
  Net Income (Loss)
   and Share Amounts  $29,893,812 27,357,579   $   1.09   $11,923,227 26,382,906   $    0.45   $(22,347,765) 24,732,099 $   (0.90)
Dilutive
Securities:
  Stock Options                --    203,360                       --    372,700                         --          --
                      ----------- ----------              ----------- ----------   ---------   ------------  ----------
Diluted EPS:
  Net Income (Loss)
  and Assumed Share
  Conversions         $29,893,812 27,560,939   $   1.08   $11,923,227 26,755,606   $    0.45   $(22,347,765) 24,732,099 $   (0.90)
                      =========== ==========              =========== ==========   =========   ============  ==========

     Options to purchase approximately 3.2 million shares at an average exercise price of $16.37 were outstanding at December 31, 2003. Approximately 1.7 million, 1.3 million, and 0.8 million options to purchase shares were not included in the computation of Diluted EPS for the year ended December 31, 2003, 2002, and 2001, respectively, because these options were antidilutive in that the option price was greater than the average closing market price for the common shares during those periods.

3. Provision for Income Taxes

     Income before taxes is as follows:

                                         Year Ended December 31,
                           ----------------------------------------------------
                                 2003                2002              2001
                           ----------------    --------------    --------------

        United States      $    38,955,404     $   12,889,583    $  (35,427,252)
        Foreign                 11,783,773          5,518,706         1,234,919
                           ----------------    --------------    --------------

        Total              $    50,739,177     $   18,408,289    $  (34,192,333)
                           ================    ==============    ==============

     The following is an analysis of the consolidated income tax provision (benefit):

                                       Year Ended December 31,
                           ----------------------------------------------------
                                 2003               2002               2001
                           ----------------    --------------    --------------
        Current            $        164,284    $        2,338    $      114,611
                           ----------------    --------------    --------------


        Deferred -               14,386,868         4,870,239       (12,759,570)
        Domestic-                 1,917,362         1,612,485           407,523
                           ----------------    --------------    --------------
        Foreign
        Total Deferred           16,304,230         6,482,724       (12,352,047)
                           ----------------    --------------    --------------

        Total              $    16,468,514     $    6,485,062    $  (12,237,436)
                           ================    ==============    ==============

     The differences between income taxes computed using the federal statutory rate of 35% and our effective income tax rates (32.5%, 35.2%, and 35.8% for 2003, 2002, and 2001, respectively), are primarily the result of the currency exchange rate effect on foreign deferred income taxes, state income taxes and foreign income taxes (New Zealand's statutory rate is 33%). We have not computed any provision for U.S. taxes on the undistributed earnings of our New Zealand subsidiaries as management intends to permanently reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and New Zealand withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings. Presently, there are no foreign tax credits available to reduce the U.S. taxes on such amounts if repatriated.

     SENZ uses the U.S. Dollar as its functional currency for financial reporting purposes, but income taxes are paid in the New Zealand Dollar. Because of the difference in currencies used for financial reporting and tax, there is potential for significant exchange impact on the tax provision calculation. Due to the strengthening of the New Zealand Dollar vs. the U.S. Dollar in 2003, the U.S. Dollar value of the deferred tax assets in New Zealand increased, resulting in favorable adjustment of $2.9 million compared to the 33% New Zealand statutory rate.

     During 2003 the Company increased its provision for state income taxes by $1.2 million, primarily due to its increased level of business activity in Louisiana. The company calculates its Louisiana income tax using the "apportionment" accounting method. Under apportionment accounting, total federal taxable income is allocated based on the proportional level of U.S. business activity within the state. Due to the relative increase in the Company's domestic activity conducted in Louisiana, the Company increased its estimate of future Louisiana taxable income that will result from the reversal of prior years' timing differences.

     Reconciliations of income taxes computed using the statutory rate to the effective income tax rates are as follows:

                                                            2003               2002               2001
                                                      ---------------    --------------     ---------------
Income taxes computed at U.S. statutory rate          $    17,758,712    $    6,442,901     $   (11,967,317)
State tax provisions, net of federal benefits                 373,992           323,902            (279,875)
Effect of foreign operations                                 (235,675)         (110,374)            (24,698)
Currency remeasurement gain on foreign tax asset           (2,893,655)         (208,688)                ---
Change in estimate for deferred Louisiana income
  taxes                                                     1,216,105               ---                 ---
Other, net                                                    249,035            37,321              34,454
                                                      ---------------    --------------     ---------------

Provision (benefit) for income taxes                  $    16,468,514    $    6,485,062     $   (12,237,436)
                                                      ===============    ==============     ===============

     The tax effects of temporary differences representing the net deferred tax liability (asset) at December 31, 2003 and 2002, were as follows:

                                                                                2003               2002
                                                                                ----               ----
             Deferred tax assets:
                Alternative minimum tax credits (Domestic)                  $ (1,979,399)    $  (1,979,399)
                Carryover items (Domestic)                                   (53,036,919)      (51,174,237)
                Acquired deferred tax asset (Foreign)                         (3,802,435)       (4,753,044)
                Carryover Items (Foreign)                                    (28,294,320)      (19,494,129)
                                                                            ------------     -------------

                   Total  deferred tax assets                               $(87,113,073)    $ (77,400,809)
                                                                            ------------     -------------

             Deferred tax liabilities
                Domestic oil and gas exploration and development costs      $ 98,010,617     $  83,361,520
                Foreign oil and gas exploration and development costs         30,190,846        21,566,588
                Other                                                            504,383           568,634
                                                                            ------------     -------------

                  Total deferred tax liabilities                            $128,705,846     $ 105,496,742
                                                                            ------------     -------------

             Net deferred tax liabilities                                   $ 41,592,773     $  28,095,933
                                                                            ============     =============

     The tax basis of the assets of Southern NZ on the acquisition date exceeded the cash purchase price paid by SENZ to acquire this entity. To account for the future tax benefits of this additional basis, SENZ recorded a deferred tax asset of $4.9 million. The asset is being amortized over the period in which the tax amortization is deducted. The remaining asset value at December 31, 2003, is $3.8 million. The other foreign carryover asset is attributable to cumulative New Zealand net operating losses. New Zealand tax net operating losses do not expire.

     At December 31, 2003, the Company had alternative minimum tax credits of $2.0 million that carry forward indefinitely. These credits are available to reduce future regular tax liability to the extent they exceed the alternative minimum tax otherwise due.

     The domestic deferred tax carryover items are attributable to expected future tax benefits in the amounts of $44.9 million for federal net operating losses, $1.5 million for State of Louisiana net operating losses and $6.5 million for capital losses. At December 31, 2003, cumulative federal net operating losses were $128.1 million, which will expire between 2018 and 2022. Louisiana net operating losses total $44.1 million and will expire between 2013 and 2018.

     The Company has not recorded any valuation allowance against the deferred tax assets attributable to net operating loss carryovers at December 31, 2003 and 2002, as management estimates that it is more likely than not that these assets will be fully utilized before they expire. Significant changes in estimates caused by changes in oil and gas prices, production levels, capital expenditures, and other variables could impact the Company's ability to utilize the carryover amounts.

     In 2002 we recognized a capital loss of approximately $18.6 million as the result of the liquidation of our partnerships. This loss can only be utilized to offset capital gains and will expire in 2007. The Company plans to sell a number of oil and gas properties over the next few years in order to optimize its portfolio of non-core oil and gas properties. To generate capital gains from these dispositions, the sales proceeds must exceed the Company's total investment in the properties. Company management has identified several qualified properties it intends to sell that have estimated current market values in excess of the total original costs. Management believes that it is more likely than not that the Company will fully utilize the capital loss carryover. If the Company is unable to complete the sale of these properties at the prices it has estimated to be the fair market value, then a significant portion of the capital loss carryover could expire before it is utilized.

4. Long-Term Debt

     Our long-term debt as of December 31, 2003 and 2002, is as follows:

                                             2003                 2002
                                         ------------        -------------
     Bank Borrowings                  $    15,900,000      $           ---
     Senior Notes due 2009                124,354,783          124,271,973
     Senior Notes due 2012                200,000,000          200,000,000
                                         ------------        -------------
               Long-Term Debt         $   340,254,783      $   324,271,973
                                         ============        =============


     Bank Borrowings. At December 31, 2003, we had $15.9 million in outstanding borrowings under our $300.0 million credit facility with a syndicate of ten banks that has a borrowing base of $250.0 million and expires in October 2005. At December 31, 2002, we had no outstanding borrowings under our credit facility. The interest rate is either (a) the lead bank's prime rate (4.00% at December 31, 2003) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Of the $15.9 million borrowed at December 31, 2003, $15.5 million was borrowed at the LIBOR rate plus applicable margin, which averaged 2.41%.

     The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt or repurchasing our Senior Notes. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two active New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group and increased to $250.0 million effective November 1, 2003, an increase of $55.0 million from the previous level of $195.0 million. We requested that the commitment amount with our bank group be reduced to $150.0 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The next scheduled borrowing base review is in May 2004.

     Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.6 million in 2003, $3.6 million in 2002, and $5.8 million in 2001. The amount of commitment fees included in interest expense was $0.6 million in both 2003 and 2002 and $0.3 million in 2001.

     Senior Notes Due 2009. Our Senior Notes due 2009 consist of $125.0 million of 10.25% Senior Subordinated Notes due August 2009. The Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The Senior Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank borrowings. Interest on the Senior Notes is payable semiannually, on February 1 and August 1, and commenced with the first payment on February 1, 2000. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these Senior Notes include, among other restrictions, a limit on repurchases by Swift of its common stock. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

     Interest expense on the Senior Notes due 2009, including amortization of debt issuance costs and discount, totaled $13.2 million in both 2003 and 2002, and $13.1 million in 2001.

     Senior Notes Due 2012. Our Senior Notes due 2012 consist of $200.0 million of 9.375% Senior Subordinated Notes due May 2012. The Senior Notes were issued on April 11, 2002, and will mature on May 1, 2012. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank debt. Interest on the Senior Notes is payable semiannually on May 1 and November 1, with the first interest payment on November 1, 2002. On or after May 1, 2007, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 104.688% of principal, declining to 100% in 2010. In addition, prior to May 1, 2005, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 109.375% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these Senior Notes include, among other restrictions, a limit on repurchases by Swift of its common stock. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

     Interest expense on the Senior Notes due 2012, including amortization of debt issuance costs and discount, totaled $19.1 million in 2003 and $13.5 million in 2002.

     The aggregate maturities on our long-term debt are $0, $15.9 million, $0, $0, and $0, and $325.0 million for 2004, 2005, 2006, 2007, 2008, and thereafter, respectively.

     We have capitalized interest on our unproved properties in the amount of $6.8 million, $7.0 million, and $6.3 million, in 2003, 2002, and 2001, respectively.

5. Commitments and Contingencies

     Total rental and lease expenses were $2.2 million in 2003, $1.9 million in 2002, and $1.3 million in 2001 and are included in "General and administrative, net" on our consolidated statements of income. Our remaining minimum annual obligations under non-cancelable operating lease commitments are $2.1 million for 2004, $0.5 million for 2005, $0.2 million for 2006, $0.2 million for 2007, $0.1 million in 2008, and less than $0.1 million thereafter or $3.1 million in the aggregate. The rental and lease expenses and remaining minimum annual obligations under non-cancelable operating lease commitments primarily relate to the lease of our office space in Houston, Texas, and in New Zealand.

     In the ordinary course of business, we have entered into agreements with pipeline operators that require us to contribute a portion of the pipeline construction cost in the event certain transportation volumes are not met. We have $0.1 million accrued in "Accounts payable and accrued liabilities" at December 31, 2003, on the accompanying balance sheet related to these commitments.

     In the ordinary course of business, we have entered into agreements with drilling and seismic contractors for such services. The remaining commitments at December 31, 2003 for these services totaled $5.9 million and these services are expected to be provided in 2004.

     As of December 31, 2003, we were the managing general partner of six limited partnerships. Because we serve as the general partner of these entities, under state partnership law we are contingently liable for the liabilities of these partnerships, which liabilities are not material for any of the periods presented in relation to the partnerships' respective assets.

     In the ordinary course of business, we have been party to various legal actions, which arise primarily from our activities as operator of oil and gas wells. In management's opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the consolidated financial position or results of operations of Swift.

6. Stockholders' Equity

     Common Stock. During the first quarter of 2002, we issued 1.725 million shares of common stock at a price of $18.25 per share. Gross proceeds from this offering were $31.5 million, with issuance costs of $1.0 million.

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

     The employee stock purchase plan provides eligible employees the opportunity to acquire shares of Swift common stock at a discount through payroll deductions. The plan year is from June 1 to the following May 31. The first year of the plan commenced June 1, 1993. To date, employees have been allowed to authorize payroll deductions of up to 10% of their base salary during the plan year by making an election to participate prior to the start of a plan year. The purchase price for stock acquired under the plan is 85% of the lower of the closing price of our common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant. Under this plan for the last three years, we have issued 56,574 shares at a price range of $6.80 to $11.85 in 2003, 9,801 shares at a price of $12.47 in 2002, and 22,360 shares at a price of $21.41 in 2001. The estimated weighted average fair value of shares issued under this plan, as determined using the Black-Scholes option-pricing model, was $1.75 in 2003, $1.92 in 2002, and $8.19 in 2001. As of December 31, 2003, 296,053 shares remained available for issuance under this plan.

     The following is a summary of our stock options under these plans as of December 31, 2003, 2002, and 2001:

                                                     2003                        2002                           2001
                                            ------------------------   ------------------------    -----------------------------
                                                          Wtd. Avg.                  Wtd. Avg.                        Wtd. Avg.
                                               Shares    Exer. Price     Shares     Exer. Price       Shares        Exer. Price
                                            -----------  -----------   ----------   -----------    -------------   -------------
Options outstanding, beginning of period      3,018,505  $     16.64    2,639,504   $     17.44        2,076,593   $       11.70
Options granted                                 504,014  $     13.20      585,055   $     12.32          747,073   $       31.51
Options canceled                               (110,901) $     21.02      (84,254)  $     23.37          (31,247)  $       14.09
Options exercised                              (173,007) $      8.85     (121,800)  $      8.61         (152,915)  $        8.69
                                            -----------                ----------                  -------------
Options outstanding, end of period            3,238,611  $     16.37    3,018,505   $     16.64        2,639,504   $       17.44
                                            ===========                ==========                  =============
Options exercisable, end of period            1,714,789  $     15.00    1,480,490   $     13.71        1,181,141   $       11.49
                                            ===========                ==========                  =============
Options available for future grant, end of
  period                                        494,925                   419,845                      1,155,057
                                            ===========                ==========                  =============
Estimated weighted average fair value per
   share of options granted during the year       $6.93                     $9.55                         $20.68
                                            ===========                ==========                  =============

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                   Options Outstanding                  Options Exercisable
                          ---------------------------------------     -------------------------
          Range of           Number       Wtd. Avg.     Wtd. Avg.         Number     Wtd. Avg.
          Exercise         Outstanding    Remaining     Exercise       Exercisable    Exercise
           Prices          at 12/31/03   Contractual     Price         At 12/31/03     Price
                                            Life
     -------------------  -------------- -----------  -----------     ------------- -----------
     $ 7.00 to $17.99       2,301,259        6.2       $  11.04         1,224,119     $   9.67
     $18.00 to $28.99         246,111        4.7       $  22.79           195,911     $  22.88
     $29.00 to $41.00         691,241        7.2       $  31.82           294,759     $  31.89
                          --------------                              -------------
     $ 7.00 to $41.00        3,238,611       6.3       $  16.37         1,714,789     $  15.00
                          ==============                              =============

     Employee Stock Ownership Plan. In 1996, we established an Employee Stock Ownership Plan ("ESOP") effective January 1, 1996. All employees over the age of 21 with one year of service are participants. This plan has a five-year cliff vesting, and service is recognized after the ESOP effective date. The ESOP is designed to enable our employees to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock that has been contributed by Swift. Compensation expense is reported when such shares are released to employees. The plan may also acquire Swift common stock, purchased at fair market value. The ESOP can borrow money from Swift to buy Swift stock. Benefits will be paid in a lump sum or installments, and the participants generally have the choice of receiving cash or stock. At December 31, 2003, 2002, and 2001, all of the ESOP compensation was earned. Our contribution to the ESOP plan totaled $0.2 million for the years ended December 31, 2003, 2002, and 2001 and are recorded as "General and administrative, net" on the accompanying consolidated statements of income.

     Employee Savings Plan. We have a savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions into the 401(k) savings plan with Swift contributing on behalf of the eligible employee an amount equal to 100% of the first 2% of compensation and 75% of the next 4% of compensation based on the contributions made by the eligible employees. Our contributions to the 401(k) savings plan were $0.6 million for each of the years ended December 31, 2003, 2002, and 2001 and are recorded as "General and administrative, net" on the accompanying consolidated statements of income. The contributions in 2003, 2002, and 2001 were made all in common stock. The shares of common stock contributed to the 401(k) savings plan totaled 34,280, 64,490, and 28,798 shares for the 2003, 2002, and 2001 contributions, respectively.

     Common Stock Repurchase Program. In March 1997, our board of directors approved a common stock repurchase program that terminated as of June 30, 1999. Under this program, we spent approximately $13.3 million to acquire 927,774 shares in the open market at an average cost of $14.34 per share. At December 31, 2003, 527,018 shares remain in treasury (net of 400,756 shares used to fund ESOP, 401(k) contributions and acquisitions) with a total cost of $7.6 million and are included in "Treasury stock held, at cost" on the balance sheet.

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

7. Related-Party Transactions

     We are the operator of a number of properties owned by our affiliated limited partnerships and, accordingly, charge these entities operating fees. In accordance with the partnership agreements, operating fees charged to the partnerships in 2003, 2002, and 2001 totaled approximately $0.2 million, $0.3 million, and $1.0 million, respectively, and are recorded as reductions in general and administrative expense and oil and gas production expense. We are also reimbursed for direct, administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled approximately $0.4 million, $1.0 million, and $3.1 million in 2003, 2002, and 2001, respectively. In partnerships in which the limited partners have voted to sell their remaining properties and liquidate their limited partnerships, we are also reimbursed for direct, administrative, and overhead costs incurred in the disposition of such properties, totaling less than $0.1 million, $0.5 million, and $2.4 million in 2003, 2002, and 2001, respectively.

8. Foreign Activities

     As of December 31, 2003, our gross capitalized oil and gas property costs in New Zealand totaled approximately $205.3 million. Approximately $169.5 million has been included in the proved properties portion of our oil and gas properties, while $35.8 million is included as unproved properties. Our functional currency in New Zealand is the U.S. Dollar.

9. Acquisitions and Dispositions

New Zealand

     Through our subsidiary, Swift Energy New Zealand Limited ("SENZ"), we acquired Southern Petroleum (NZ) Exploration Limited ("Southern NZ") in January 2002 for approximately $51.4 million in cash. We allocated $36.1 million of the acquisition price to "Proved properties," $10.0 million to "Unproved properties," $4.9 million to "Deferred income taxes," and $0.4 million to "Other current assets" on our Consolidated Balance Sheet. Southern NZ was an affiliate of Shell New Zealand and owns interests in four onshore producing oil and gas fields, hydrocarbon processing facilities, and pipelines connecting the fields and facilities to export terminals and markets. These assets fit strategically with our existing assets in New Zealand. This acquisition was accounted for by the purchase method of accounting. The revenues and expenses from these TAWN properties have been included in our consolidated statements of income from the date of acquisition forward. In conjunction with this TAWN acquisition, we granted Shell New Zealand a short-term option to acquire an undivided 25% interest in our permit 38719, which included our Rimu and Kauri areas and the Rimu Production Station. This option was not exercised and expired on May 15, 2002.

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

10. Segment Information

     The Company has two reportable segments that are in the business of crude oil and natural gas exploration and production. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and gas operations before other revenues, general and administrative expenses, and interest expense, net. The Company's reportable segments are managed separately based on their geographic locations. Financial information by operating segment is presented below:

                                                           2003
                                       --------------------------------------------
                                                            New
                                          Domestic        Zealand          Total
                                       -------------  -------------   -------------
Oil and gas sales                      $ 164,167,390  $  46,865,249   $ 211,032,639

Costs and Expenses:
    Depreciation, depletion, and
      amortization                       (44,645,939)   (18,426,118)    (63,072,057)
    Accretion of asset retirement
      obligation                            (623,948)      (233,408)       (857,356)
    Oil and gas production               (39,313,081)   (13,553,721)    (52,866,802)
                                       -------------  -------------   -------------

Income from oil and gas operations     $  79,584,422  $  14,652,002   $  94,236,424

    Other revenues (1)                                                   (2,131,656)

    General and administrative, net                                     (14,097,066)
    Interest expense, net                                               (27,268,524)
                                                                      -------------

Income before Income Taxes and
   Cumulative Effect of Change in
   Accounting Principle                                               $  50,739,178
                                                                      =============

Property and Equipment, net            $ 642,019,661  $ 174,440,115   $ 816,459,776
                                       =============  =============   =============



                                                           2002
                                       --------------------------------------------
                                                            New
                                          Domestic        Zealand          Total
                                       -------------  -------------   -------------

Oil and gas sales                      $ 112,065,003  $  29,130,710   $ 141,195,713

Costs and Expenses:
    Depreciation, depletion, and
      amortization                       (43,660,843)   (12,563,549)    (56,224,392)
    Oil and gas production               (33,088,958)    (8,408,354)    (41,497,312)
                                       -------------  -------------   -------------

Income from oil and gas operations     $  35,315,202  $   8,158,807   $  43,474,009

    Other revenues (1)                                                    8,774,098

    General and administrative, net                                     (10,564,849)
    Interest expense, net                                               (23,274,969)
                                                                       ------------

Income before Income Taxes and
   Cumulative Effect of Change in
   Accounting Principle                                               $  18,408,289
                                                                      =============

Property and Equipment, net            $ 565,149,393  $ 160,360,061   $ 725,509,454
                                       =============  =============   =============

                                                           2001
                                       --------------------------------------------
                                        (Unaudited)    (Unaudited)
                                                           New
                                          Domestic       Zealand         Total
                                       -------------  -------------   ------------
Oil and gas sales                      $ 179,360,844  $   1,823,791   $ 181,184,635

Costs and Expenses:
    Depreciation, depletion, and
      amortization                       (59,318,768)      (183,272)    (59,502,040)
    Oil and gas production               (36,554,418)      (165,191)    (36,719,609)
    Write-down of oil and gas
      properties                         (98,862,247)           ---     (98,862,247)
                                       -------------  -------------   ------------

Income from oil and gas operations     $ (15,374,589) $   1,475,328   $ (13,899,261)

    Other revenues (1)                                                    2,622,855

    General and administrative, net                                      (8,186,654)
    Other expenses                                                       (2,102,251)
    Interest expense, net                                               (12,627,022)
                                                                      -------------

Income before Income Taxes and
Cumulative
    Effect of Change in Accounting                                    $ (34,192,333)
Principle
                                                                      =============

Property and Equipment, net            $ 547,232,724  $  83,975,947   $ 631,208,671
                                       =============  =============   =============

(1) Other revenues consist of Fees from affiliated limited partnerships, Interest income, Gain on asset disposition, Price-risk management and other, net, on the accompanying consolidated statements of income.

Supplemental Information (Unaudited)

Swift Energy Company and Subsidiaries

     Capitalized Costs. The following table presents our aggregate capitalized costs relating to oil and gas producing activities and the related depreciation, depletion, and amortization:

                                                                   Total              Domestic          New Zealand
                                                           ====================   ================   ================
December 31, 2003:
   Proved oil and gas properties                           $      1,305,763,355   $ 1,136,267,890    $    169,495,465
   Unproved oil and gas properties                                   67,557,969        31,802,621          35,755,348
                                                           --------------------   ----------------   ----------------
                                                                  1,373,321,324     1,168,070,511         205,250,813
   Accumulated depreciation, depletion, and amortization           (560,961,013)     (529,272,658)        (31,688,355)
                                                           --------------------   ----------------   ----------------
   Net capitalized costs                                   $        812,360,311   $   638,797,853    $    173,562,458
                                                           ====================   ================   ================
December 31, 2002:
   Proved oil and gas properties                           $      1,150,633,802   $  1,005,583,492   $    145,050,310
   Unproved oil and gas properties                                   69,603,481         41,850,890         27,752,591
                                                           --------------------   ----------------   ----------------
                                                                  1,220,237,283      1,047,434,382        172,802,901
   Accumulated depreciation, depletion, and amortization           (498,619,342)      (485,289,654)       (13,329,688)
                                                           --------------------   ----------------   ----------------
   Net capitalized costs                                   $        721,617,941   $    562,144,728   $    159,473,213
                                                           ====================   ================   ================

     Of the $31,802,621 of domestic unproved property costs (primarily seismic and lease acquisition costs) at December 31, 2003, excluded from the amortizable base, $8,350,017 was incurred in 2003, $7,952,698 was incurred in 2002,
$7,294,531 was incurred in 2001, and $8,205,375 was incurred in prior years. When we are in an active drilling mode, we evaluate the majority of these unproved costs within a two to four year time frame.

     Of the $35,755,348 of New Zealand unproved property costs at December 31, 2003, excluded from the amortizable base, $9,309,694 was incurred in 2003, $17,593,162 was incurred or acquired in 2002, $2,644,091 was incurred in 2001, and $6,208,401 was incurred in prior years. We expect to continue drilling in New Zealand to delineate our prospects there within a two to four year time frame.

     Capitalized asset retirement obligations have been included in the proved properties as of December 31, 2003, as we adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003.

     Costs Incurred. The following table sets forth costs incurred related to our oil and gas operations:

                                                                           Year Ended December 31, 2003
                                                           ----------------------------------------------------------
                                                                  Total              Domestic          New Zealand
                                                           --------------------   ----------------   ----------------
Acquisition of proved properties                           $          1,942,868   $      1,635,316   $        307,552
Lease acquisitions1                                                  18,869,099         12,440,144          6,428,955
Exploration                                                          14,467,455         11,789,700          2,677,755
Development                                                         116,451,112        100,549,351         15,901,761
                                                           --------------------   ----------------   ----------------
     Total acquisition, exploration, and development 2     $        151,730,534   $    126,414,511   $     25,316,023
                                                           --------------------   ----------------   ----------------

Processing plants                                          $          6,192,199   $        907,771   $      5,284,428
Field compression facilities                                          3,521,522          3,521,522                 --
                                                           --------------------   ----------------   ----------------
     Total plants and facilities                           $          9,713,721   $      4,429,293   $      5,284,428
                                                           --------------------   ----------------   ----------------

Total costs incurred3                                      $        161,444,255   $    130,843,804    $    30,600,451
                                                           ====================   ================   ================

                                                                           Year Ended December 31, 2002
                                                           ----------------------------------------------------------
                                                                  Total              Domestic          New Zealand
                                                           --------------------   ----------------   ----------------
Acquisition of proved properties                           $         64,229,283   $      5,415,932   $     58,813,351
Lease acquisitions1                                                  16,009,939         10,789,876          5,220,063
Exploration                                                          18,395,335          7,571,215         10,824,120
Development                                                          47,407,087         40,366,378          7,040,709
                                                           --------------------   ----------------   ----------------
     Total acquisition, exploration, and development 2     $        146,041,644   $     64,143,401   $     81,898,243
                                                           --------------------   ----------------   ----------------

Processing plants                                          $          7,845,520   $      1,313,299   $      6,532,221
Field compression facilities                                          2,251,247          2,251,247                 --
                                                           --------------------   ----------------   ----------------
     Total plants and facilities                           $         10,096,767   $      3,564,546   $      6,532,221
                                                           --------------------   ----------------   ----------------

Total costs incurred                                       $        156,138,411   $     67,707,947   $     88,430,464
                                                           ====================   ================   ================

                                                                           Year Ended December 31, 2001
                                                           ----------------------------------------------------------
                                                                  Total               Domestic          New Zealand
                                                           --------------------   ----------------   ----------------
Acquisition of proved properties                           $         41,286,539   $     40,491,203   $        795,336
Lease acquisitions1                                                  31,225,493         25,688,068          5,537,425
Exploration                                                          41,981,536         35,944,405          6,037,131
Development                                                         132,246,713        112,597,856         19,648,857
                                                           --------------------   ----------------   ----------------
     Total acquisition, exploration, and development 2     $        246,740,281   $    214,721,532   $     32,018,749
                                                           --------------------   ----------------   ----------------

Processing plants                                          $         23,331,095   $        817,454   $     22,513,641
Field compression facilities                                            319,703            319,703                 --
                                                           --------------------   ----------------   ----------------
     Total plants and facilities                           $         23,650,798   $      1,137,157   $     22,513,641
                                                           --------------------   ----------------   ----------------

Total costs incurred                                       $        270,391,079   $    215,858,689   $     54,532,390
                                                           ====================   ================   ================

1 These are actual amounts as incurred by year, including both proved and unproved lease costs. The annual lease acquisition amounts added to proved oil and gas properties in 2003, 2002, and 2001 were $20,702,276, $23,454,234, and
$22,470,263, respectively.

2 Includes capitalized general and administrative costs directly associated with the acquisition, exploration, and development efforts of approximately $11.5 million, $10.7 million, and $11.6 million in 2003, 2002, and 2001, respectively. In addition, total includes $6.9 million, $7.0, and $6.3 million in 2003, 2002, and 2001, respectively, of capitalized interest on unproved properties.

3 Asset retirement obligations incurred during 2003 have been included in exploration and development costs as applicable for the year ended December 31, 2003, as we adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003.


Results of Operations.

                                                                Year Ended December 31, 2003
                                                     ---------------------------------------------------
                                                           Total           Domestic        New Zealand
                                                     ----------------  ---------------  ----------------
    Oil and gas sales                                $    211,032,639  $   164,167,390  $     46,865,249
    Oil and gas production costs                          (52,866,802)     (39,313,081)      (13,553,721)
    Depreciation and depletion                            (62,037,680)     (43,818,709)      (18,218,971)
    Accretion of asset retirement obligation                 (857,356)        (623,948)         (233,408)
                                                     ----------------  ---------------  ----------------
                                                           95,270,801       80,411,652        14,859,149
    Provision for income taxes                             32,321,635       29,696,023         2,625,612
                                                     ----------------  ---------------  ----------------
    Results of producing activities                  $     62,949,166  $    50,715,629  $     12,233,537
                                                     ================  ===============  ================
    Amortization per physical unit of production
        (equivalent Mcf of gas)                      $           1.17  $          1.30  $           0.94
                                                     ================  ===============  ================

                                                                Year Ended December 31, 2002
                                                     ---------------------------------------------------
                                                          Total           Domestic        New Zealand
                                                     ----------------  ---------------  ----------------

    Oil and gas sales                                $    141,195,713  $   112,065,003  $     29,130,710
    Oil and gas production costs                          (41,497,312)     (33,088,958)       (8,408,354)
    Depreciation and depletion                            (55,254,467)     (42,807,364)      (12,447,103)
                                                     ----------------  ---------------  ----------------
                                                           44,443,934       36,168,681         8,275,253
    Provision for income taxes                             15,860,064       13,129,231         2,730,833
                                                     ----------------  ---------------  ----------------
    Results of producing activities                  $     28,583,870  $    23,039,450  $      5,544,420
                                                     ================  ===============  ================
    Amortization per physical unit of production
        (equivalent Mcf of gas)                      $           1.11  $          1.25  $           0.80
                                                     ================  ===============  ================

                                                                Year Ended December 31, 2001
                                                     ---------------------------------------------------
                                                          Total           Domestic        New Zealand
                                                     ----------------  ---------------  ----------------

    Oil and gas sales                                $    181,184,635  $   179,360,844  $      1,823,791
    Oil and gas production costs                          (36,719,609)     (36,554,418)         (165,191)
    Depreciation and depletion                            (58,589,116)     (58,417,637)         (171,479)
    Write-down of oil and gas properties                  (98,862,247)     (98,862,247)               --
                                                     ----------------  ---------------  ----------------
                                                          (12,986,337)     (14,473,458)        1,487,121
                                                     ----------------  ---------------  ----------------
    Provision (benefit) for income taxes             $     (4,647,810)      (5,138,560)          490,750
                                                     ================  ===============  ================
    Results of producing activities                        (8,338,527) $    (9,334,898) $        996,371
    Amortization per physical unit of production
        (equivalent Mcf of gas)                      $           1.31             1.32              0.34
                                                     ================  ===============  ================

     These results of operations do not include the losses (gains) from our hedging activities of $2.8 million, $0.2 million and ($1.2) million for 2003, 2002 and 2001, respectively.

     The accretion of asset retirement obligation has been included in the 2003 period, as we adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003.

     We used our effective tax rate in each country to compute the provision for income taxes in each year presented.

Supplemental Reserve Information. The following information presents estimates of our proved oil and gas reserves. Reserves were determined by us and audited by H. J. Gruy and Associates, Inc. ("Gruy"), independent petroleum consultants. Gruy's audit was conducted according to standards approved by the Board of Directors of the Society of Petroleum Engineers, Inc. and included examination, on a test basis, of the evidence supporting our reserves. Gruy's audit was based upon review of production histories and other geological, economic, and engineering data provided by Swift. Where Gruy had material disagreements with Swift reserve estimates, we revised our estimates to be in agreement. Gruy's report dated January 23, 2004, is set forth as an exhibit to the Form 10-K Report for the year ended December 31, 2003, and includes definitions and assumptions that served as the basis for the audit of proved reserves and future net cash flows. Such definitions and assumptions should be referred to in connection with the following information:

Estimates of Proved Reserves

                                                     Total                       Domestic                   New Zealand
                                            -------------------------   -----------------------------  ------------------------
                                                           Oil, NGL,                       Oil, NGL,                  Oil, NGL,
                                                              and                             and                        and
                                            Natural Gas   Condensate     Natural Gas      Condensate    Natural Gas  Condensate
                                               (Mcf)        (Bbls)          (Mcf)           (Bbls)         (Mcf)       (Bbls)
                                            ------------- -----------   -------------    ------------  ------------ -----------
Proved reserves as of December 31, 2000      418,613,976   35,133,596     363,300,499      23,942,709    55,313,477   1,190,887
   Revisions of previous estimates1         (122,127,541)   5,621,556    (101,693,477)      8,460,690   (20,434,064) (2,839,134)
   Purchases of minerals in place             10,038,803    7,430,591      10,038,803       7,430,591            --          --
   Sales of minerals in place                 (7,508,064)    (555,586)     (7,508,064)       (555,586)           --          --
   Extensions, discoveries, and other
     additions                                52,353,909    8,907,852      50,810,697       6,257,441     1,543,212   2,650,411
   Production                                (26,458,958)  (3,055,373)    (26,458,958)     (2,971,112)           --     (84,261)
                                            ------------  ------------  --------------   ------------  ------------ -----------

Proved reserves as of December 31, 2001      324,912,125   53,482,636     288,489,500      42,564,733    36,422,625  10,917,903
   Revisions of previous estimates1          (29,972,714)   5,298,439     (29,470,419)      8,675,082      (502,295) (3,376,643)
   Purchases of minerals in place             51,940,044    3,711,948         226,245          24,207    51,713,799   3,687,741
   Sales of minerals in place                 (3,839,124)    (464,490)     (3,839,124)       (464,490)           --          --
   Extensions, discoveries, and other
     additions                                10,822,919   12,180,558         197,919      11,304,782    10,625,000     875,776
   Production                                (27,131,578)  (3,770,128)    (15,780,059)     (3,074,674)  (11,351,519)   (695,454)
                                            ------------  -----------   --------------   ------------  ------------ -----------

Proved reserves as of December 31, 2002      326,731,672   70,438,963     239,824,062      59,029,640    86,907,610  11,409,323
   Revisions of previous estimates1           (6,445,114)   4,975,920      (1,418,312)      3,497,022    (5,026,802)  1,478,898
   Purchases of minerals in place                273,623       35,472         273,623          35,472            --          --
   Sales of minerals in place                 (3,984,209)    (228,505)     (3,984,209)       (228,505)           --          --
   Extensions, discoveries, and other
     additions                                47,231,609    9,730,665      21,370,151       8,018,766    25,861,458   1,711,899
   Production                                (28,002,719)  (4,192,612)    (13,744,040)     (3,336,702)  (14,258,679)   (855,910)
                                            ------------  -----------   -------------    ------------  ------------ -----------
Proved reserves as of December 31, 2003      335,804,862   80,759,903     242,321,275      67,015,693    93,483,587  13,744,210
                                            ============  ===========   =============    ============  ============ ===========

Proved developed reserves: 2
   December 31, 2000                         215,169,833   10,980,196     215,169,833      10,980,196            --          --
   December 31, 2001                         181,651,578   23,759,574     167,401,736      20,393,142    14,249,842   3,366,432
   December 31, 2002                         233,514,572   35,928,395     149,731,562      26,530,112    83,783,010   9,398,283
   December 31, 2003                         210,119,927   45,525,366     138,173,341      38,767,983    71,946,586   6,757,383


1 Revisions of previous estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics, and reservoir pressure. Additionally, changes in quantity estimates are affected by the increase or decrease in crude oil, NGL, and natural gas prices at each year-end. Proved reserves, as of December 31, 2003, were based upon hedge adjusted prices in effect at year-end. Our hedges at year-end 2003 consisted of natural gas price floors with strike prices lower than the period end price and thus did not affect prices used in these calculations. The weighted average of 2003 year-end prices for total, domestic, and New Zealand were $4.56, $5.53, and $2.04 per Mcf of natural gas, $30.16, $30.88, and $26.78 per barrel of oil, and $20.61, $21.81 and $14.10 per barrel of NGL, respectively. This compares to $3.49, $4.23, and $1.48 per Mcf, $29.27, $29.36, and $28.80 per barrel of oil, and $16.54, $17.30 and $12.24 per barrel of NGL as of December 31, 2002, for total, domestic, and New Zealand, respectively. The weighted average of 2001 year-end prices for total, domestic, and New Zealand were $2.51, $2.68, and $1.18 per Mcf of natural gas, $18.45, $18.51, and $18.25 per barrel of oil, and $10.70, $11.00, and $8.90 per barrel of NGL, respectively.

2 At December 31, 2003, 59% of our reserves were proved developed, compared to 60% at December 31, 2002, 50% at December 31, 2001, and 45% at December 31, 2000.

     Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                                         Year Ended December 31, 2003
                                                           ---------------------------------------------------------
                                                                Total              Domestic          New Zealand
                                                           -----------------   -----------------   -----------------
Future gross revenues                                      $   3,805,349,886   $   3,279,884,680   $     525,465,206
Future production costs                                         (831,430,479)       (678,983,441)       (152,447,038)
Future development costs                                        (331,816,723)       (301,874,087)        (29,942,636)
                                                           -----------------   -----------------   -----------------
Future net cash flows before income taxes                      2,642,102,684       2,299,027,152         343,075,532
Future income taxes                                             (729,624,048)       (657,354,849)        (72,269,199)
                                                           -----------------   -----------------   -----------------
Future net cash flows after income taxes                       1,912,478,636       1,641,672,303         270,806,333
Discount at 10% per annum                                       (777,622,101)       (678,769,827)        (98,852,274)
                                                           -----------------   -----------------   -----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $   1,134,856,535   $     962,902,476   $     171,954,059
                                                           =================   =================   =================

                                                                         Year Ended December 31, 2002
                                                           ---------------------------------------------------------
                                                                Total              Domestic          New Zealand
                                                           -----------------   -----------------   -----------------

Future gross revenues                                      $   2,990,669,570   $   2,578,435,576   $     412,233,994
Future production costs                                         (720,599,745)       (612,094,088)       (108,505,657)
Future development costs                                        (224,792,520)       (208,492,520)        (16,300,000)
                                                           -----------------   -----------------   -----------------
Future net cash flows before income taxes                      2,045,277,305       1,757,848,968         287,428,337
Future income taxes                                             (599,195,484)       (512,966,321)        (86,229,163)
                                                           -----------------   -----------------   -----------------
Future net cash flows after income taxes                       1,446,081,821       1,244,882,647         201,199,174
Discount at 10% per annum                                       (609,212,030)       (540,375,347)        (68,836,683)
                                                           -----------------   -----------------   -----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $     836,869,791   $     704,507,300   $     132,362,491
                                                           =================   =================   =================

                                                                         Year Ended December 31, 2001
                                                           ---------------------------------------------------------
                                                                Total              Domestic           New Zealand
                                                           -----------------   -----------------   -----------------

Future gross revenues                                      $   1,706,475,138   $   1,485,480,927   $     220,994,211
Future production costs                                         (483,588,857)       (436,141,429)        (47,447,428)
Future development costs                                        (198,172,628)       (185,347,628)        (12,825,000)
                                                           -----------------   -----------------   -----------------
Future net cash flows before income taxes                      1,024,713,653         863,991,870         160,721,783
Future income taxes                                             (261,635,331)       (208,726,729)        (52,908,602)
                                                           -----------------   -----------------   -----------------
Future net cash flows after income taxes                         763,078,322         655,265,141         107,813,181
Discount at 10% per annum                                       (308,520,417)       (274,882,174)        (33,638,243)
                                                           -----------------   -----------------   -----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $     454,557,905   $     380,382,967   $      74,174,938
                                                           =================   =================   =================


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

     3. The future gross revenue streams are reduced by estimated future costs to develop and to produce the proved reserves, as well as asset retirement obligation costs, net of salvage value, based on year-end cost estimates and the estimated effect of future income taxes.

     4. Future income taxes are computed by applying the statutory tax rate to future net cash flows reduced by the tax basis of the properties, the estimated permanent differences applicable to future oil and gas producing activities, and tax carry forwards.

     The estimates of cash flows and reserves quantities shown above are based on year-end hedge adjusted oil and gas prices for each period and do not include the effects of our hedging activities. Our hedges at year-end 2003 consisted of natural gas price floors with strike prices lower than the period end price and thus did not affect prices used in these calculations. Subsequent changes to such year-end oil and gas prices could have a significant impact on discounted future net cash flows. Under Securities and Exchange Commission rules, companies that follow the full-cost accounting method are required to make quarterly Ceiling Test calculations using hedge adjusted prices in effect as of the period end date presented (see Note 1 to the Consolidated Financial Statements). Application of these rules during periods of relatively low oil and gas prices, even if of short-term seasonal duration, may result in non-cash write-downs.

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

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                     Year Ended December 31,
                                                     ---------------------------------------------------------
                                                             2003               2002               2001
                                                     ------------------  ------------------  -----------------
Beginning balance                                    $      836,869,791  $      454,557,905  $   1,577,958,466
                                                     ------------------  ------------------  -----------------
Revisions to reserves proved in prior years--
   Net changes in prices, production costs,
      and future development costs                          109,501,730         373,890,614     (1,692,627,074)
   Net changes due to revisions in quantity
      estimates                                              48,194,999           2,582,633        (93,669,181)
   Accretion of discount                                    116,136,717          60,298,619        231,325,481
   Other                                                    (57,822,716)        (88,675,455)      (204,768,815)
                                                     ------------------  ------------------  -----------------
Total revisions                                             216,010,730         348,096,411     (1,759,739,589)

New field discoveries and extensions, net of future
   production and development costs                         243,183,114         190,461,371        110,213,160
Purchases of minerals in place                                1,019,290          76,538,437         39,544,163
Sales of minerals in place                                  (13,660,012)         (5,769,642)       (50,131,970)
Sales of oil and gas produced, net of production
      costs                                                (158,165,836)        (99,698,403)      (144,262,145)
Previously estimated development costs incurred              77,404,994          48,752,814         94,107,760
Net change in income taxes                                  (67,805,536)       (176,069,102)       586,868,060
                                                     ------------------  ------------------  -----------------

Net change in standardized measure of discounted
   future net cash flows                                    297,986,744         382,311,886     (1,123,400,561)
                                                     ------------------  ------------------  -----------------
Ending balance                                       $    1,134,856,535  $      836,869,791  $     454,557,905
                                                     ==================  ==================  =================

     Quarterly  Data  (Unaudited).   The  following  table  presents  summarized
quarterly financial information for the years ended December 31, 2002 and 2003:


                              Income
                              Before
                           Income Taxes,     Income                       Basic EPS         Diluted EPS
                               and           Before                     Income Before      Income Before     Basic    Diluted
                             Change in      Change in                     Change In          Change In        EPS       EPS
                            Accounting     Accounting      Net            Accounting        Accounting        Net        Net
                Revenues   Principle(b)   Principle(b)    Income         Principle(b)       Principle(b)     Income    Income
              ------------ ------------- ------------- -------------  ----------------- ------------------ --------- ---------
2002:
First a       $ 34,354,077 $   4,674,075 $   3,019,810 $   3,019,810  $      0.12       $      0.12        $  0.12   $  0.12
Second          38,570,269     5,518,886     3,584,092     3,584,092         0.13              0.13           0.13      0.13
Third           36,570,809     2,933,350     1,947,006     1,947,006         0.07              0.07           0.07      0.07
Fourth          40,474,656     5,281,978     3,372,319     3,372,319         0.12              0.12           0.12      0.12
              ------------ ------------- ------------- -------------
   Total      $149,969,811 $  18,408,289 $  11,923,227 $  11,923,227  $      0.45       $      0.45        $  0.45   $  0.45
              ============ ============= ============= =============

2003:
First         $ 53,499,993 $  16,223,744 $  10,484,937 $   6,108,085  $      0.38       $      0.38        $  0.22   $  0.22
Second          50,717,529    11,073,804     7,221,426     7,221,426         0.26              0.26           0.26      0.26
Third           51,552,522    11,153,368     7,062,625     7,062,625         0.26              0.26           0.26      0.26
Fourth          53,130,939    12,288,262     9,501,676     9,501,676         0.35              0.34           0.35      0.34
              ------------ ------------- ------------- -------------
   Total      $208,900,983 $  50,739,178 $  34,270,664 $  29,893,812  $      1.25       $      1.24        $  1.09   $  1.08
              ============ ============= ============= =============

a First quarter 2002 results include a gain on asset disposition of $7,332,668. bThere were no extraordinary items in 2002 or 2003.

The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share as each quarterly computation is based on the weighted average number of common shares outstanding during that period. In addition, certain potentially dilutive securities were not included in certain of the quarterly computations of diluted net income per common share because to do so would have been antidilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We have had no changes in or disagreements with our independent accountants since our Board of Directors' June 12, 2002 appointment, based upon the recommendation of our Audit Committee, of Ernst & Young LLP as Swift's independent auditors for the fiscal year ended December 31, 2002, replacing Arthur Andersen LLP as our independent auditors. That change was reported by Swift in a Current Report on Form 8-K dated June 12, 2002, filed with the SEC on June 18, 2002.

     A copy of the previously issued report dated February 18, 2002 of Arthur Andersen LLP on the consolidated financial statements of the Company as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001 is included in this Form 10-K Report for the year ended December 31, 2003, but such previously issued report has not been reissued.

Item 9A. Controls and Procedures

     The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by the report. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required under the Exchange Act to be disclosed in this report. There were no significant changes in the Company's internal controls that could significantly affect such controls subsequent to the date of their evaluation.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 11, 2004, annual shareholders' meeting is incorporated herein by reference.

Item 11. Executive Compensation

     The information required under Item 11 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 11, 2004, annual shareholders' meeting is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under Item 12 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 11, 2004, annual shareholders' meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required under Item 13 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 11, 2004, annual shareholders' meeting is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information required under Item 14 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 11, 2004, annual shareholders' meeting is incorporated by reference.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. The following consolidated financial statements of Swift Energy Company together with the report thereon of Ernst & Young LLP dated February 10, 2004, and the data contained therein are included in Item 8 hereof:


         Report of Independent Auditors.............................34
         Report of Independent Public Accountants...................35
         Consolidated Balance Sheets................................36
         Consolidated Statements of Income..........................37
         Consolidated Statements of Stockholders' Equity............38
         Consolidated Statements of Cash Flows......................39
         Notes to Consolidated Financial Statements.................40

2.   Financial Statement Schedules

        [None]

     3.  Exhibits

                                 EXHIBITS

         3(a)1        Amended and Restated  Articles of  Incorporation  of Swift
                      Energy Company.
         3(b)12       Second  Amended  and  Restated   Bylaws  of  Swift  Energy
                      Company, as amended through November 5, 2002.
         4(a).12      Indenture dated as of July 29, 1999,  between Swift Energy
                      Company and Bank One, N.A., as Trustee.
         4(a).23      First  Supplemental  Indenture dated as of August 4, 1999, between Swift Energy Company and Bank One, N.A., including the form of 10.25% Senior Subordinated Notes due 2009.
         4(a).34      Indenture dated as of April 16, 2002, between Swift Energy
                      Company and Bank One, N.A., as Trustee.
         4(a).45      First  Supplemental  Indenture dated as of April 16, 2002, between Swift Energy Company and Bank One, N.A., including the form of 9 3/8% Senior Subordinated Notes due 2012.
         10.113       Indemnity Agreement dated July 8, 1988, between Swift
                      Energy Company and A. Earl Swift (plus schedule of other
                      persons with whom Indemnity Agreements have been entered
                      into).
         10.26  +     Amended   and   Restated   Swift   Energy   Company   1990
                      Nonqualified Stock Option Plan, as of May 1997.
         10.36  +     Amended  and  Restated  Swift  Energy  Company  1990 Stock
                      Compensation Plan, as of May 1997.
         10.47  +     Amendment  to  the  Swift  Energy  Company  1990  Stock
                      Compensation, as of May 9, 2002.
         10.57  +     Swift Energy Company 2001 Omnibus Stock Compensation Plan
         10.68  +     Amended and Restated  Employment  Agreement  dated as of
                      May 9,  2001  between  Swift  Energy  Company  and A. Earl
                      Swift.
         10.71  +     Amended and Restated Employment  Agreement dated as of May
                      9, 2001 between Swift Energy Company and Terry E. Swift.
         10.81  +     Amended and Restated Employment  Agreement dated as of May
                      9,  2001  between  Swift  Energy   Company  and  James  M.
                      Kitterman.
         10.91  +     Amended and Restated Employment  Agreement dated as of May
                      9, 2001 between Swift Energy Company and Bruce H. Vincent.
         10.101 +     Amended and Restated Employment  Agreement dated as of May
                      9,  2001  between  Swift  Energy  Company  and  Joseph  A.
                      D'Amico.

         10.111 +     Employment Agreement dated as of May 9, 2001 between Swift
                      Energy Company and Victor R. Moran.
         10.131 +     Amended and Restated  Employment  Agreement  dated as of
                      May 9, 2001  between  Swift  Energy  Company  and Alton D.
                      Heckaman, Jr.
         10.148 +     Fourth Amended and Restated Agreement and Release,  by and
                      between Swift Energy Company and Virgil Neil Swift,  dated
                      November 20, 2000.
         10.159       Amended and Restated Rights Agreement between Swift Energy and American Stock  Transfer & Trust Company,  dated March
                      31, 1999.
         10.1610      Amended and Restated  Credit  Agreement among Swift Energy
                      Company and Bank One, N.A. as  administrative  agent, CIBC
                      Inc. as  syndication  agent and Credit  Lyonnais  New York
                      Branch and Societe  Generale as  documentation  agents and the lenders signatory hereto dated September 28, 2001.
         10.1711      First Amendment to Amended and Restated Credit  Agreement,
                      effective January 25, 2002 among Swift Energy Company,  as
                      Borrower,  Bank One, NA as Administrative Agent, CIBC Inc.
                      as Syndication Agent, Credit Lyonnais,  New York Branch as
                      Documentation  Agent,  Societe  Generale as  Documentation
                      Agent  and The  Lenders  Signatory  Hereto  and  Banc  One
                      Capital Markets,  Inc. as Sole Lead Arranger and Sole Book
                      Runner.
         10.1811      Second Amendment to Amended and Restated Credit Agreement,
                      effective  April 5, 2002 among Swift  Energy  Company,  as
                      Borrower,  Bank One, NA as Administrative Agent, CIBC Inc.
                      as Syndication Agent,  Wells Fargo Bank (Texas),  National
                      Association as Syndication  Agent,  Credit  Lyonnais,  New
                      York Branch as  Documentation  Agent,  Societe Generale as
                      Documentation  Agent and The Lenders  Signatory Hereto and
                      Banc One Capital  Markets,  Inc. as Sole Lead Arranger and
                      Sole Book Runner.
         10.19*       Consulting  Agreement dated as of October 13, 2003 between
                      Swift Energy Company and Raymond O. Loen.
         12*          Swift Energy Company Ratio of Earnings to Fixed Charges.
         21*          List of Subsidiaries of Swift Energy Company
         23(a)*       The consent of H.J. Gruy and Associates, Inc.
         23(b)*       Consent  of  Ernst  &  Young  LLP as to  incorporation  by
                      reference   regarding  Forms  S-8  and  S-3   Registration
                      Statements.
         99.1*        The  summary of H.J.  Gruy and  Associates,  Inc.  report, dated January 23, 2004.
         99.2*        Certification   of  Chief  Executive   Officer  and  Chief
                      Financial   Officer   pursuant   to  Section  906  of  the
                      Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2003, which are incorporated herein by reference:

         On November 5, 2003, the Company filed a Current Report on Form 8-K that reported under Item 7, "Financial Statements and Exhibits" and Item 12, "Results of Operations and Financial Condition" relating to the press release of the announcement of third quarter earnings.


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



                              SWIFT ENERGY COMPANY



                                          By : /s/ A. Earl Swift
                                              ------------------------------
                                              A. Earl Swift
                                              Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Swift Energy Company, and in the capacities and on the dates indicated:



         Signatures                      Title                   Date
        -----------                     ------                   -----



/s/ A. Earl Swift
--------------------------        Chairman of the Board       March 8, 2004
       A. Earl Swift



/s/ Terry E. Swift                     Director
--------------------------        Chief Executive Officer     March 8, 2004
      Terry E. Swift                   President



 /s/ Alton D Heckaman Jr.      Sr. Vice-President--Finance
--------------------------     Principal Financial Officer    March 8, 2004
   Alton D. Heckaman Jr.



 /s/ David W. Wesson                 Controller
--------------------------    Principal Accounting Officer    March 8, 2004
      David W. Wesson

/s/ G. Robert Evans
--------------------------             Director               March 8, 2004
   G. Robert Evans



/s/ Raymond E. Galvin
--------------------------             Director               March 8, 2004
  Raymond E. Galvin



/s/ Greg Matiuk
--------------------------             Director               March 8, 2004
     Greg Matiuk



/s/ Henry C. Montgomery
--------------------------             Director               March 8, 2004
 Henry C. Montgomery



/s/ Clyde W. Smith Jr.
--------------------------             Director               March 8, 2004
 Clyde W. Smith, Jr.



/s/ Virgil N. Swift
--------------------------             Director               March 8, 2004
   Virgil N. Swift



/s/ Harold J. Withrow
--------------------------             Director               March 8, 2004
  Harold J. Withrow

                                  CERTIFICATION

I, Terry E. Swift, certify that:

1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2003, of Swift Energy Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for Swift Energy and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: March  8, 2004


                                                        /s/ Terry E. Swift
                                              ----------------------------------
                                                        Terry E. Swift
                                                         President and
                                                     Chief Executive Officer

                                  CERTIFICATION

I, Alton D. Heckaman, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2003, of Swift Energy Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's forth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: March 8, 2004


                                                    /s/ Alton D. Heckaman, Jr.
                                                  -----------------------------
                                                     Alton D. Heckaman, Jr.
                                                 Senior Vice President - Finance
                                                    Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    EXHIBITS

                                       TO

                                FORM 10-K REPORT

                                     FOR THE

                          YEAR ENDED DECEMBER 31, 2003





                              SWIFT ENERGY COMPANY

                        16825 NORTHCHASE DRIVE, SUITE 400

                              HOUSTON, TEXAS 77060

                                    EXHIBITS


         10.19*       Consulting  Agreement dated as of October 13, 2003 between
                      Swift Energy Company and Raymond O. Loen.
         12*          Swift Energy Company Ratio of Earnings to Fixed Charges.
         21*          List of Subsidiaries of Swift Energy Company
         23(a)*       The consent of H.J. Gruy and Associates, Inc.
         23(b)*       Consent  of  Ernst  &  Young  LLP as to  incorporation  by
                      reference   regarding  Forms  S-8  and  S-3   Registration
                      Statements.
         99.1*        The  summary of H.J.  Gruy and  Associates,  Inc.  report, dated January 23, 2004.
         99.2*        Certification   of  Chief  Executive   Officer  and  Chief
                      Financial   Officer   pursuant   to  Section  906  of  the
                      Sarbanes-Oxley Act of 2002.

                                                                   Exhibit 10.19


                                October 13, 2003



Mr. Raymond O. Loen
16 Becket Street
Lake Oswego, OR 97034

Re:Consulting Agreement

Dear Ray:

This letter will set forth the terms and conditions under which you have agreed to provide consulting services to Swift Energy Company ("Swift"), as an independent contractor, effective July 1, 2003 ("Effective Date").

     1. This Agreement shall be in effect for a term of two (2) years beginning on the Effective Date and ending on June 30, 2005, unless earlier terminated by either party upon at least thirty (30) days prior written notice of termination given to the other party.

     2. You shall provide consulting services to Swift, concentrating your efforts on projects as may be designed from time to time by the Chairman of the Board, or his designee.

     3. As consideration of said personal services, Swift will pay you each month two thousand dollars ($2,000.00).

     4. You will be reimbursed, upon presentation of your itemized invoice, for any reasonable out-of-pocket expenses incurred by you.

     5. Except as otherwise provided in Paragraph 4 above, you shall not incur any third party expenses on behalf of Swift without the prior consent of the Chairman of the Board, or his designee.

     6. It is expressly understood that you are performing your services as an independent contractor, that you are the sole judge of the manner in which you perform such services, that you are not an employee of Swift, that you are not an agent of Swift and that you have no authority to bind Swift or speak for, or on behalf of Swift, unless specially directed in writing to do so by the Chairman of the Board of Swift. It is further understood that, as an independent contractor, you are solely responsible for payment of your own State and Federal income taxes, FICA, self-employment tax and any other taxes that may be due as a result of the consideration that you receive hereunder. There will be no withholding for taxes from any payments made to you by Swift under this Agreement. It is further understood that you will not be eligible to participate in any of Swift's employee benefit plans or programs. It shall be your sole responsibility to carry any insurance for your benefit, such as worker's compensation, life, accident, disability and medical insurance to cover you and/or your dependents. You shall retain the right to perform services for others during the term of this Agreement.

     7. You understand that during the term of this Agreement, you may have access to trade secrets and confidential, technical and proprietary business information, belonging to Swift or persons, customers, or other contractors with which Swift has a business relationship or with which Swift is obligated to maintain confidentiality of such information ("Confidential Information"). You pledge to use your best efforts and utmost diligence to protect and keep confidential such Confidential Information.

     8. It is mutually agreed that this Agreement is intended to supersede any and all previous agreements, oral or written, between you and Swift. This Agreement is effective as of the Effective Date, regardless of the date of actual execution.

     9. This Agreement shall be subject to, and governed by, the laws of the State of Texas.

     If the foregoing terms of this Agreement meet with your approval, please so indicate by executing in the space provided below and on the enclosed copy and return one (1) fully executed original to us for our files.

 Very truly yours,



By: /s/ A. Earl Swift
   ------------------
    A. Earl Swift
    Chairman of the Board


                             ACCEPTED AND AGREED TO
                       THIS  20th DAY OF October, 2003
                            -----        -------



By:/s/ Raymond O. Loen
  --------------------
   Raymond O. Loen

                                                                      Exhibit 12



                              SWIFT ENERGY COMPANY
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                                                                    Year ended
                                                              Years Ended December 31,             December 31,
                                                        -------------------------------------   ------------------
                                                                  2002               2001                 2003
GROSS G&A                                                       26,074,408         25,974,568           29,803,405
NET G&A                                                         10,564,849          8,186,654           14,097,066
INTEREST EXPENSE, NET                                           23,274,969         12,627,022           27,268,524
RENTAL & LEASE EXPENSE                                           1,923,451          1,322,618            2,173,313
INCOME BEFORE INCOME TAXES AND CUMULATIVE                       18,408,289        (34,192,333)          50,739,178
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
CAPITALIZED INTEREST                                             6,973,480          6,256,222            6,835,983
DEPLETED CAPITALIZED INTEREST                                      215,433            280,929              548,996


                     CALCULATED DATA

EXPENSED OR NON-CAPITAL G&A (%)                                     40.52%             31.52%               47.30%
NON-CAPITAL RENT EXPENSE                                           779,345            416,889            1,027,981
1/3 NON-CAPITAL RENT EXPENSE                                       259,782            138,963              342,660
FIXED CHARGES                                                   30,508,231         19,022,198           34,447,167
EARNINGS                                                        42,158,473        (21,145,428)          78,899,358



                                                                   1.38                ---                 2.29


RATIO OF EARNINGS TO FIXED CHARGES (12/11)


For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense, capitalized interest, amortization of debt issuance costs and discounts, and that portion of non-capitalized rental expense deemed to be the equivalent of interest. Earnings represents income before income taxes and cumulative effect of change in accounting principle before interest expense, net, depleted capitalized interest and that portion of rental expense deemed to be the equivalent of interest. Due to the $98.9 million non-cash charge incurred in the fourth quarter of 2001 caused by a write-down in the carrying value of oil and gas properties, 2001 earnings were insufficient by $40.2 million to cover fixed charges in this period. If the $98.9 million non-cash charge is excluded, the ratio of earnings to fixed charges would have been 4.09 for 2001.

                                                                      Exhibit 21


                 Swift Energy Company - Significant Subsidiaries


Swift Energy International, Inc.
Swift Energy New Zealand Limited
Southern Petroleum (NZ) Exploration Limited

                                                                  Exhibit 23 (a)



                    CONSENT OF H.J. GRUY AND ASSOCIATES, INC.

We hereby consent to the use of the name H.J. Gruy and Associates, Inc. and of references to H. J. Gruy and Associates, Inc. and to the inclusion of and references to our report, or information contained therin, dated January 23, 2004, prepared for Swift Energy Company in the Annual Report on Form 10-K of Swift Energy Company for the filing dated on or about March 8, 2004.

                                      H.J. GRUY AND ASSOCIATES, INC.



                                      by: /s/ Marilyn Wilson
                                         -----------------------------
                                         Marilyn Wilson
                                         President & Chief Operating Officer



Houston, Texas
March 4, 2004

                                                                  Exhibit 23 (b)





                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-112042, 333-67242 and 333-45354, and Form S-3 No. 333-112041)
of Swift Energy Company and in the related Prospectus of our report dated February 10, 2004, with respect to the consolidated financial statements of Swift Energy Company included in this Annual Report (Form 10-K) for the year ended December 31, 2003.



 /s/  Ernst & Young LLP



Houston, Texas
March 5, 2004

                                                                    Exhibit 99.1


H.J. GRUY AND ASSOCIATES, INC.
333 Clay Street, Suite 3850, Houston, Texas 77002 o TEL. (713) 739-1000 o FAX(713) 739-6112



                                January 23, 2004




Swift Energy Company
16825 Northchase Drive, Suite 400
Houston, Texas 77060

                                                            Re:    Year-End 2003
                                                                  Reserves Audit


Gentlemen:

At your request, we have independently audited the estimates of oil, natural gas, and natural gas liquid reserves and future net cash flows as of December 31, 2003, that Swift Energy Company (Swift) attributes to net interests owned by Swift. Based on our audit, we consider the Swift estimates of net reserves and net cash flows to be in reasonable agreement, in the aggregate, with those estimates that would result if we performed a completely independent evaluation effective December 31, 2003.

The Swift estimated net reserves, future net cash flow, and discounted future net cash flow are summarized below:

                           Domestic and International
                                 Proved Reserves
--------------------------------------------------------------------------------
                                              Estimated                                   Estimated
                                          Net Reserves Future                           Net Cash Flow
                                 ---------------------------------      -------------------------------------------
                                  Oil, NGL, &                                                       Discounted
                                  Condensate              Gas at                                       10%
                                  (Barrels)                (Mcf)            Nondiscounted            Pe r Year
                                 ------------          -----------      --------------------    --------------------
Proved Developed                   45,525,366          210,119,927      $      1,603,808,980    $        940,882,612

Proved Undeveloped                 35,234,537          125,684,935      $      1,071,347,728    $        597,912,185

Total Proved                       80,759,903          335,804,862      $      2,675,156,708    $      1,538,794,797

                                    Domestic
                                 Proved Reserves
--------------------------------------------------------------------------------
                                              Estimated                                   Estimated
                                             Net Reserves                             Future Net Cash Flow
                                 ---------------------------------      --------------------------------------------
                                  Oil, NGL, &                                                         Discounted
                                  Condensate              Gas                                          at 10%
                                  (Barrels)               (Mcf)            Nondiscounted              Per Year
                                 ------------          -----------      --------------------    --------------------
Proved Developed                   38,767,983          138,173,341      $      1,415,473,983    $        805,834,173

Proved Undeveloped                 28,247,710          104,147,935      $        911,764,557    $        517,485,024

Total Proved                       67,015,693          242,321,276      $      2,327,238,540    $      1,323,319,197



                                   New Zealand
                                 Proved Reserves
--------------------------------------------------------------------------------
                                              Estimated                                   Estimated
                                             Net Reserves                             Future Net Cash Flow
                                 ---------------------------------      --------------------------------------------
                                  Oil, NGL, &                                                         Discounted
                                  Condensate               Gas                                         at 10%
                                  (Barrels)               (Mcf)            Nondiscounted              Per Year
                                 ------------          -----------      --------------------    --------------------
Proved Developed                    6,757,383           71,946,586      $        188,334,997    $        135,048,439

Proved Undeveloped                  6,986,827           21,537,000      $        159,583,171    $         80,427,161

New Zealand Total                  13,744,210           93,483,586      $        347,918,168    $        215,475,600


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

Swift represents that the future net cash flows discussed herein were computed using prices received for oil and natural gas as of December 31, 2003. Domestic oil and condensate prices are based on a year-end 2003 reference price of $32.55 per barrel. Natural gas price is based on a year-end 2003 reference price of $5.97 per MMBtu. New Zealand oil and condensate prices are based on a year-end 2003 reference price of $27.96 per barrel. The New Zealand gas prices are based on existing long-term contract prices. The sales price for natural gas liquids is based on a reference price of US$ 0.66 per gallon adjusted by the appropriate differential. A differential is applied to the oil, condensate, and natural gas reference prices to adjust for transportation, geographic property location, and quality or energy content. Product prices, direct operating costs, and future capital expenditures are not escalated and therefore remain constant for the projected life of each property. Swift represents that the provided product sales prices and operating costs are in accordance with Securities and Exchange Commission guidelines.

This audit has been conducted according to the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information approved by the Board of Directors of the Society of Petroleum Engineers, Inc. Our audit included examination, on a test basis, of the evidence supporting the reserves discussed herein. We have reviewed the subject properties, and where we had material disagreements with the Swift reserve estimates, Swift revised its estimate to be in agreement. In conducting our audit, we investigated each property to the level of detail that we deem reasonably appropriate to form the judgements expressed herein.

Based on our investigations, it is our judgement that Swift used appropriate engineering, geologic, and evaluation principles and methods that are consistent with practices generally accepted in the petroleum industry. Reserve estimates were based on extrapolation of established performance trends, material balance calculations, volumetric calculations, analogy with the performance of comparable wells, or a combination of these methods. Reserve estimates from volumetric calculations or from analogies may be less certain than reserve estimates based on well performance obtained over a period during which a substantial portion of the reserve was produced.

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

In conducting this audit, we relied on data supplied by Swift. The extent and character of ownership, oil and natural gas sales prices, operating costs, future capital expenditures, historical production, accounting, geological, and engineering data were accepted as represented, and we have assumed the authenticity of all documents submitted. No independent well tests, property inspections, or audits of operating expenses were conducted by our staff in conjunction with this work. We did not verify or determine the extent, character, status, or liability, if any, of production imbalances or any current or possible future detrimental environmental site conditions.

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

                                 Yours very truly,

                                 H.J. GRUY AND ASSOCIATES, INC.
                                 Texas Registration Number F-000637



                                 by: /s/ Marilyn Wilson
                                    -----------------------
                                    Marilyn Wilson, PE
                                    President and Chief Operating Officer

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

' Contained in Securities and Exchange Commission Regulation S-X, Rule 4-10 (a)

                                                                    Exhibit 99.1


      Certification of Chief Executive Officer and Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Annual Report on Form 10-K for the year ended December 31, 2003 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on March 8, 2004, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


    Dated:  March 8, 2004
                                                 /s/ Alton D. Heckaman, Jr.
                                             -----------------------------------
                                                  Alton D. Heckaman, Jr.
                                              Senior Vice President-Finance and
                                                  Chief Financial Officer




    Dated:  March 8, 2004
                                                    /s/ Terry E. Swift
                                             -----------------------------------
                                                     Terry E. Swift
                                                President and Chief Executive
                                                        Officer