Form 10-K/A
period 2003-12-31
SWIFT ENERGY CO
filed 2004-04-19
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

                          Commission File Number 1-8754

                              SWIFT ENERGY COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

         Texas                                      74-2073055
(State of Incorporation                   (I.R.S. Employer Identification No.)

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

                       Documents Incorporated by Reference

Document                                      Incorporated as to

Notice and Proxy Statement for the Annual     Part III, Items 10, 11, 12, and 13
Meeting of Shareholders to be held
May 13, 2003

                                EXPLANATORY NOTE


     This Amendment No. 1 to the Swift Energy Company Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed solely to correct typographical errors in the Certifications for the Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a). The following exhibits are filed as part of this report.

     3.   Exhibits

31(a)* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31(b)*   Certification of the Chief Financial Officer pursuant to Section    302
         of the Sarbanes-Oxley Act of 2002.


* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Swift Energy Company, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2004.


                              SWIFT ENERGY COMPANY


                                         By /s/ Terry E. Swift
                                           ------------------------------
                                           Terry E. Swift
                                           Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Swift Energy Company, and in the capacities and on the dates indicated:

             Signatures                                             Title                               Date
             -----------                                            ------                              -----



/s/ A. Earl Swift                                     Chairman of the Board                          April 15, 2004
------------------------------------------------
A. Earl Swift

                                                      President, Chief Executive Officer
/s/ Terry E. Swift                                    (Principal Executive Officer) and Director     April 14, 2004
------------------------------------------------
Terry E. Swift

                                                      Senior Vice President-Finance,
                                                      Chief Financial Officer
/s/ Alton D. Heckaman, Jr.                            (Principal Financial Officer)                  April 14, 2004
------------------------------------------------
Alton D. Heckaman, Jr.

                                                      Controller
/s/ David W. Wesson                                   (Principal Accounting Officer)                 April 15, 2004
------------------------------------------------
David W. Wesson


/s/ Virgil N. Swift                                   Director                                       April 14, 2004
------------------------------------------------
Virgil N. Swift


/s/ G. Robert Evans                                   Director                                       April 14, 2004
------------------------------------------------
G. Robert Evans


/s/ Harold J. Withrow                                 Director                                       April 16, 2004
------------------------------------------------
Harold J. Withrow
