Form 10-K/A
period 2002-12-31
SWIFT ENERGY CO
filed 2004-05-06
CIK 351817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 2

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes   X    No
                                      ------    -----

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

                       Documents Incorporated by Reference

Document                                      Incorporated as to

Notice and Proxy Statement for the Annual     Part III, Items 10, 11, 12, and 13
Meeting of Shareholders to be
 held May 13, 2003

                                EXPLANATORY NOTE

         This Amendment No. 2 to the Swift Energy Company Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed solely to correct typographical errors in the Certifications for the Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                                                          Year Ended December 31, 2002
                                                         ---------------------------------------------------------------
                                                                 Total               Domestic           New Zealand
                                                         ----------------------  -----------------   -------------------
Estimated Proved Oil and Gas Reserves
     Net natural gas reserves (Mcf):
   Proved developed                                                233,514,572        149,731,562            83,783,010
   Proved undeveloped                                               93,217,100         90,092,500             3,124,600
                                                         ---------------------- ------------------    ------------------
      Total                                                        326,731,672        239,824,062            86,907,610
                                                         ====================== ==================    ==================
Net oil and NGL reserves (Bbl):
   Proved developed                                                 35,928,395         26,530,112             9,398,283
   Proved undeveloped                                               34,510,568         32,499,528             2,011,040
                                                         ---------------------- ------------------    ------------------
      Total                                                         70,438,963         59,029,640            11,409,323
                                                         ====================== ==================    ==================

Estimated Present Value of Proved Reserves
Estimated present value of future net cash flows
from proved reserves discounted at 10% annum:
   Proved developed                                       $        679,356,172  $     516,832,848     $     162,523,324
   Proved undeveloped                                              481,833,151        456,632,145            25,201,006
                                                         ---------------------- ------------------    ------------------
      Total                                               $      1,161,189,323  $     973,464,993     $     187,724,330
                                                         ====================== ==================    ==================



                                                                          Year Ended December 31, 2001
                                                         ---------------------------------------------------------------
                                                                 Total               Domestic           New Zealand
                                                         ----------------------  -----------------   -------------------
Estimated Proved Oil and Gas Reserves
Net natural gas reserves (Mcf):
   Proved developed                                                181,651,578        167,401,736            14,249,842
   Proved undeveloped                                              143,260,547        121,087,764            22,172,783
                                                         ---------------------- ------------------    ------------------
         Total                                                     324,912,125        288,489,500            36,422,625
                                                         ====================== ==================    ==================
Net oil and NGL reserves (Bbl):
   Proved developed                                                 23,759,574         20,393,142             3,366,432
   Proved undeveloped                                               29,723,062         22,171,591             7,551,471
                                                         ---------------------- ------------------    ------------------
      Total                                                         53,482,636         42,564,733            10,917,903
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
                                                         ====================== ==================    ==================





                                                                          Year Ended December 31, 2000
                                                         ---------------------------------------------------------------
                                                                 Total               Domestic           New Zealand
                                                         ----------------------  -----------------   -------------------
Estimated Proved Oil and Gas Reserves
Net natural gas reserves (Mcf):
   Proved developed                                                215,169,833         215,169,833                   --
   Proved undeveloped                                              203,444,143         148,130,666           55,313,477
                                                         ---------------------  ------------------   ------------------
      Total                                                        418,613,976         363,300,499           55,313,477
                                                         =====================  ==================   ==================
Net oil and NGL reserves (Bbl):
   Proved developed                                                 10,980,196          10,980,196                   --
   Proved undeveloped                                               24,153,400          12,962,513           11,190,887
                                                         ---------------------  ------------------   ------------------
      Total                                                         35,133,596          23,942,709           11,190,887
                                                         =====================  ==================   ==================

Estimated Present Value of Proved Reserves
Estimated present value of future net cash flows
from proved reserves discounted at 10% annum:
   Proved developed                                      $       1,257,570,764   $   1,257,570,764    $              --
   Proved undeveloped                                            1,055,684,045         919,388,009          136,296,036
                                                         ---------------------  ------------------   ------------------
      Total                                              $       2,313,254,809   $   2,176,958,773    $     136,296,036
                                                         =====================  ==================   ==================


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

     The following table sets forth the developed and undeveloped leasehold acreage held by us at December 31, 2002:

                          Developed (1)                 Undeveloped (1)
                      Gross           Net            Gross            Net
                   -------------  -------------   -------------   ------------
Alabama                9,686.01       2,859.10          775.72         291.87
Arkansas                 602.00         486.38          280.15         280.15
Louisiana             91,543.91      71,989.49       26,525.22      17,858.76
Mississippi              630.03         163.32           60.00          15.80
Texas                183,416.49     122,312.29       72,737.12      46,983.18
Wyoming                  120.00          21.06       73,777.00      70,745.32
All other states         320.00         266.66          160.00          17.32
Offshore Louisiana     4,609.37         276.56        5,000.00         258.34
Offshore Texas        14,400.00       1,600.79             ---            ---
                   -------------  -------------   -------------   ------------
    Total Domestic   305,327.81     199,975.65      179,315.21     136,450.74
New Zealand            6,760.00       6,454.00      163,262.37     112,652.01
                   -------------  -------------   -------------   ------------
         Total       312,087.81     206,429.65      342,577.58     249,102.75
                   =============  =============   =============   ============

(1) Fee mineral acres acquired in the Brookeland and Masters Creek areas acquisition are not included in the above leasehold acreage table. We have 26,345 developed fee mineral acres and 83,920 undeveloped fee mineral acres for a total of 110,265 fee mineral acres.

Drilling Activities

     The following table sets forth the results of our drilling activities during the three years ended December 31, 2002:


                                               Gross Wells                                 Net Wells
                                   ------------------------------------     --------------------------------------
                                                            Temporarily                              Temporarily
  Year          Type of Well       Total  Producing    Dry    Abandoned       Total Producing   Dry    Abandoned
-----------------------------------------------------------------------     ------------------------------------
  2000    Exploratory-Domestic         9          5      4           --         6.2       3.4   2.8       --
          Development-Domestic        59         52      7           --        42.4      37.1   5.3       --
          Exploratory-New Zealand      2          2     --           --         1.8       1.8    --       --

  2001    Exploratory-Domestic        11          6      5           --         6.2       4.0   2.2       --
          Development-Domestic        36         36     --           --        29.5      29.5    --       --
          Exploratory-New Zealand      2         --      1            1         1.1        --   0.9       0.2
          Development-New Zealand      4          2      2           --         3.6       1.8   1.8       --

  2002    Exploratory-Domestic         7          3      4           --         5.0       2.3   2.7       --
          Development-Domestic        23         17      6           --        23.0      17.0   6.0       --
          Exploratory-New Zealand      3          2      1           --         2.2       2.0   0.2       --
          Development-New Zealand      3          2      1           --         3.0       2.0   1.0       --


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


                                                            Year Ended December 31,
                                       -------------------------------------------------------------------
                                              2002                    2001                    2000
                                       -------------------    ----------------------    ------------------
Net Sales Volume:
   Oil (Bbls) (1)                               3,770,128                 3,055,373             2,472,014
   Gas (Mcf)(2) (3)                            27,131,578                26,458,958            27,524,621
   Gas equivalents (Mcfe)                      49,752,346                44,791,202            42,356,705
Average Sales Price:
   Oil (Per Bbl) (1)                   $            20.88     $               22.64     $           29.35
   Gas (Per Mcf) (3)                   $             2.30     $                4.23     $            4.24
Average Production Cost (per Mcfe)     $             0.83     $                0.82     $            0.69

1 Oil production for 2002 includes New Zealand production of 695,454 barrels, at an average price per barrel of $20.28. Oil production for 2001 includes New Zealand production of 84,261 barrels, at an average price per barrel of $21.64.

2 Natural gas production for 2000 includes 405,130 Mcf delivered under the volumetric production payment agreement pursuant to which we were obligated to deliver certain monthly quantities of natural gas. Under the volumetric production payment entered into in 1992, we delivered the last remaining commitment of gas in October 2000, when such agreement expired.

3 Natural gas production for 2002 includes New Zealand production of 11,351,518 Mcf, with an average price of $1.32 per Mcf.


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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

COMMON STOCK, 2001 AND 2002

     Our common stock is traded on the New York Stock Exchange and the Pacific Exchange, Inc., under the symbol "SFY." The high and low quarterly sales prices for the common stock for 2001 and 2002 were as follows:

                        2001                                   2002

        -------------------------------------  -------------------------------------
         First    Second   Third    Fourth      First    Second   Third    Fourth
        Quarter  Quarter  Quarter   Quarter    Quarter  Quarter  Quarter   Quarter
        -------------------------------------  -------------------------------------
Low      $28.91   $27.70   $19.00   $16.66      $15.55   $13.44   $10.40    $6.80
High     $37.50   $37.70   $32.55   $25.14      $20.58   $20.53   $15.23   $10.54



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

1 Additional 1994 Data: Income Before Cumulative Effect of Change in Accounting Principle-$3,725,671; Cumulative Effect of Change in Accounting Principle-$(16,772,698); Per Share Amounts-Basic-Income Before Cumulative Effect of Change in Accounting Principle-$0.51, Cumulative Effect of Change in Accounting Principle-$(2.29); Per Share Amounts-Diluted-Income Before Cumulative Effect of Change in Accounting Principle-$0.51, Cumulative Effect of Change in Accounting Principle-$(2.29).
2 As of January 1, 1994, we changed our revenue recognition policy for earned interests. Accordingly, in 1994 to 1999, "Fees and Earned Interests" does not include earned interests revenues.
3 Amounts have been retroactively restated in all periods presented to give recognition to: (a) an equivalent change in capital structure as a result of two 10% stock dividends, one in September 1994, the other in October 1997; and (b) the adoption in 1998 of Statement of Financial Accounting Standards No. 128, "Earnings per Share."
4    Natural gas production for 1992,  1993, 1994, 1995, 1996, 1997, 1998, 1999,
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

Contractual Commitments and Obligations

     Our contractual commitments for the next five years and thereafter are as follows:

                                                      2003          2004          2005           2006          2007   Thereafter (3)
                                             ---------------------------------------------------------------------------------------
Non-cancelable operating lease commitments      $2,190,363    $2,191,495      $523,755       $190,676      $190,676         186,834

Capital commitments due to pipeline                933,666           ---           ---            ---           ---              ---
 operators

Senior Notes due 2009(1)                               ---           ---           ---            ---           ---      125,000,000

Senior Notes due 2012(1)                               ---           ---           ---            ---           ---      200,000,000

Credit Facility which expires in October               ---           ---           ---            ---           ---              ---
 2005(2)
                                             ---------------------------------------------------------------------------------------
                                                $3,124,029    $2,191,495      $523,755       $190,676      $190,676     $325,186,834
                                             =======================================================================================

1 These amounts do not include the interest obligation, which is paid semiannually.
2 The repayment of the credit facility is based upon the zero balance at December 31, 2002. This amount excludes $0.8 million of a standby letter of credit issued under this facility.
3 These amounts exclude asset retirement obligations, as accounted for under SFAS No. 143 "Accounting for Asset Retirement Obligations." We adopted this statement on January 1, 2003, and recorded a liability of $8.9 million. This standard required us to record a liability for the fair value of its dismantlement and abandonment costs, excluding salvage values.

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

     Capital Expenditures. In 2002, our capital expenditures of approximately $155.2 million included:

     New Zealand activities of $95.2 million as follows:

     o $56.1 million, or 36%, on producing properties acquisitions, with approximately $51.7 million spent on the TAWN acquisition and the remainder for the cash portion of our Bligh and Antrim acquisitions;
     o $12.6 million, or 8%, on developmental drilling to further delineate the Rimu and Kauri areas;
     o $10.6 million, or 7%, on gas processing plants, principally the Rimu Production Station;
     o $10.3 million, or 7%, for exploratory drilling in the Rimu and Kauri areas;
     o $5.2 million, or 3%, on prospect costs, principally seismic and geological costs;
     o $0.4 million, or less than 1%, for fixed assets, principally computers and office furniture and fixtures.

     Domestic activities of $60.0 million as follows:

     o    $34.4 million, or 22%, on developmental drilling;
     o $11.1 million, or 7%, on domestic prospect costs, principally leasehold, seismic, and geological costs;
     o    $8.3 million, or 5%, on exploratory drilling;
     o $2.3 million, or 1%, for producing property acquisitions, including the purchase of property interests from partnerships managed by us;
     o $2.0 million, or 1%, on gas processing plants in the Brookeland and Masters Creek areas; o$1.1 million, or less than 1% on field compression facilities; and
     o    $0.8 million, or less than 1%, for fixed assets.

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

     Domestic activities of $224.3 million as follows:

     o    $120.6 million, or 44%, on developmental drilling;
     o $40.5 million, or 15%, for producing property acquisitions, with approximately $32.6 million spent on the Lake Washington acquisition and the remainder for the purchase of property interests from partnerships managed by us;
     o    $36.4 million, or 13%, on exploratory drilling;
     o $25.3 million, or 9%, on domestic prospect costs, principally leasehold, seismic, and geological costs; o$1.1 million, or less than 1%, for fixed assets;
     o    $0.3 million on field compression facilities; and
     o $0.1 million on gas processing plants in the Brookeland and Masters Creek areas.

     New Zealand activities of $50.8 million as follows:

     o $19.0 million, or 7%, on developmental drilling to further delineate the Rimu and Kauri areas;
     o    $17.9 million, or 7%, on the Rimu Production Station;
     o $7.2 million, or 3%, for exploratory drilling in the Rimu and Kauri areas;
     o $5.5 million, or 2%, on prospect costs, principally seismic and geological costs;
     o $0.8 million, or less than 1%, on producing property acquisition evaluation costs related to our TAWN acquisition; and
     o $0.4 million for fixed assets, principally computers and office furniture and fixtures.

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

     In 2002, our $40.0 million decrease in oil and gas sales resulted from:

     o Price variances that had a $59.0 million unfavorable impact on sales, of which $6.6 million was attributable to the 8% decrease in average oil prices received and $52.4 million was attributable to the 46% decrease in average gas prices received; and

     o Volume variances that had a $19.0 million favorable impact on sales, with $16.2 million of increases coming from the 715,000 Bbl increase in oil sales volumes, and $2.8 million of the increases from the 0.7 Bcf increase in gas sales volumes.

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

     In 2001, our $8.0 million decrease in oil and gas sales resulted from:

     o Price variances that had a $20.6 million unfavorable impact on sales, of which $20.5 million was attributable to the 23% decrease in average oil prices received and $0.1 million was attributable to the slight decrease in average gas prices received; and

     o Volume variances that had a $12.6 million favorable impact on sales, with an increase of $17.1 million from the 583,000 Bbl increase in oil sales volumes offset somewhat by a decrease of $4.5 million from the
          1.1 Bcf decrease in gas sales volumes.

     The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four domestic core areas and New Zealand:

                                                Revenues                  Net Sales Volume (Bcfe)
                                              (In millions)
                                         ------------------------        --------------------------
                     Area                  2002          2001              2002            2001
           --------------------------    ---------    -----------        ---------       ----------

           AWP Olmos                     $  33.1      $  56.1              10.9            13.0
           Brookeland                       11.9         25.1               4.1             6.5
           Lake Washington                  18.5          4.6               4.4             1.2
           Masters Creek                    32.3         62.3               9.7            15.3
           Other                            16.3         31.3               5.2             8.3
                                         ---------    -----------        ---------       ----------
                Total Domestic           $ 112.1      $ 179.4              34.3            44.3
           Rimu/Kauri                        4.0          1.8               1.5             0.5
           TAWN                             25.1            -              14.0               -
                                         ---------    -----------        ---------       ----------
                Total New Zealand        $  29.1      $   1.8              15.5             0.5
                                         ---------    -----------        ---------       ----------
             Total                       $ 141.2      $ 181.2              49.8            44.8
                                         =========    ===========        =========       ==========

     The following table provides additional information regarding our oil and gas sales:

                                         Net Sales Volume                        Average Sales Price
                            -------------------------------------------         -----------------------
                               Oil and         Gas         Combined           Oil and           Gas
                             Condensate                                     Condensate
                               (MBbl)          (Bcf)        (Bcfe)             (Bbl)            (Mcf)
                            --------------    -------    --------------    --------------     ---------
     2000:
     First Qtr.                  653            6.6          10.6             $27.35           $2.93
     Second Qtr.                 650            6.9          10.8             $27.55           $3.99
     Third Qtr.                  591            7.0          10.5             $30.68           $4.39
     Fourth Qtr.                 578            7.0          10.5             $32.26           $5.55
                            --------------    -------    --------------
                               2,472           27.5          42.4             $29.35           $4.24
                            ==============    =======    ==============

     2001:
     First Qtr.                  603            6.7          10.3             $27.63           $6.86
     Second Qtr.                 691            7.1          11.3             $26.05           $4.66
     Third Qtr.                  813            6.8          11.7             $23.76           $2.94
     Fourth Qtr.                 948            5.9          11.5             $16.02           $2.21
                            --------------    -------    --------------
                                3,055          26.5          44.8             $22.64           $4.23
                            ==============    =======    ==============

     2002:
     First Qtr.                  944            6.6          12.3             $16.10           $1.72
     Second Qtr.                1,002           6.7          12.7             $20.98           $2.60
     Third Qtr.                  908            6.7          12.2             $23.05           $2.32
     Fourth Qtr.                 916            7.1          12.6             $23.55           $2.55
                            --------------    -------    --------------
                                3,770          27.1          49.8             $20.88           $2.30
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



Crude Oil - Cash Flow Hedges                                     Collars
                                                       ----------------------------
                                                           Floors       Ceilings      December 31, 2002
           Period and Type               Volume in        Weighted      Weighted          Fair Value
             Of Contract                Bbls (000s)       Average        Average            (000s)
----------------------------------     --------------- --------------- ------------ -----------------------
January 2003 - June 2003
  Participating Collar Contracts                360    $        21.00               $                 76
                                                144                    $   30.35    $               (256)
                                                                                    ------------------------
                            Total                                                   $               (180)
                                                                                    ------------------------


Natural Gas - Cash Flow Hedges                                   Collars
                                                       ----------------------------
                                                           Floors       Ceilings      December 31, 2002
           Period and Type               Volume in        Weighted      Weighted          Fair Value
             Of Contract                MMBtu (000s)      Average        Average            (000s)
----------------------------------     --------------- --------------- ------------ -----------------------

January 2003 - June 2003
  Participating Collar Contracts              1,900    $         3.00                $                12
                                                760                    $    5.27     $              (122)
                                                                                    ------------------------
                            Total                                                    $              (110)
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

     o Price Floors - At February 28, 2003, we had in place price floors in effect through the October 2003 contract month for natural gas and April 2003 for crude oil. The natural gas price floors cover notional volumes of 3,150,000 MMBtu, with a weighted average floor price of $4.36 per MMBtu. The crude oil price floors cover notional volumes of 400,000 barrels of oil, with a weighted average floor price of $26.13 per barrel.

     o Participating Collars - At February 28, 2003, we had in place certain "collar" financial transactions in effect through the June 2003 contract month. The natural gas collars cover notional volumes of 1,100,000 MMBtu, with a floor price of $3.00 per MMBtu and ceiling prices ranging from $4.75 per MMBtu to $6.00 per MMBtu, plus 60% participation by us in prices realized above the ceiling. The crude oil collars cover notional volumes of 360,000 barrels of oil, with floor prices ranging from $21.00 to $26.00 per barrel and ceiling prices ranging from $29.04 to $35.05 per barrel, plus 60% participation by us in prices realized above these ceilings.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors................................................34

Report of Independent Public Accountants......................................35

Consolidated Balance Sheets...................................................36

Consolidated Statements of Income.............................................37

Consolidated Statements of Stockholders' Equity...............................38

Consolidated Statements of Cash Flows.........................................39

Notes to Consolidated Financial Statements....................................40

  1.  Summary of Significant Accounting Policies..............................40
  2.  Earnings Per Share......................................................44
  3.  Provision for Income Taxes..............................................44
  4.  Long-Term Debt .........................................................46
  5.  Commitments and Contingencies...........................................47
  6.  Stockholders' Equity....................................................48
  7.  Related-Party Transactions..............................................49
  8.  Foreign Activities......................................................50
  9.  Acquisitions and Dispositions...........................................50

Supplemental Information (Unaudited)..........................................51

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

Consolidated Balance Sheets
Swift Energy Company and Subsidiaries

                                                                                       December 31,
ASSETS                                                                             2002               2001
                                                                               --------------    ---------------
Current Assets:
     Cash and cash equivalents                                             $       3,816,107   $      2,149,086
     Accounts receivable-
          Oil and gas sales                                                       17,360,716         14,215,189
          Associated limited partnerships and joint ventures                         191,964          6,259,604
          Joint interest owners                                                    3,364,846         11,467,461
     Other current assets                                                          5,034,566          2,661,640
                                                                           ------------------  -----------------
             Total Current Assets                                                 29,768,199         36,752,980
                                                                           ------------------  -----------------

Property and Equipment:
     Oil and gas, using full-cost accounting
          Proved properties                                                    1,150,633,802        974,698,428
          Unproved properties                                                     69,603,481         95,943,163
                                                                           ------------------  -----------------
                                                                               1,220,237,283      1,070,641,591
     Furniture, fixtures, and other equipment                                      9,595,944          8,706,414
                                                                           ------------------  -----------------
                                                                               1,229,833,227      1,079,348,005
     Less - Accumulated depreciation, depletion, and amortization               (504,323,773)     (448,139,334)
                                                                           ------------------- -----------------
                                                                                 725,509,454        631,208,671
                                                                           ------------------  -----------------
Other Assets:
     Deferred income taxes                                                         2,680,585                ---
     Deferred charges                                                              9,047,621          3,723,182
                                                                           ------------------  -----------------
                                                                                  11,728,206          3,723,182
                                                                           ------------------  -----------------
                                                                            $    767,005,859   $    671,684,833
                                                                           ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities                               $     43,028,708   $     38,884,380
     Payable to associated limited partnerships                                       91,126         26,573,490
     Undistributed oil and gas revenues                                            3,764,350          7,787,465
                                                                           ------------------  -----------------
               Total Current Liabilities                                          46,884,184         73,245,335
                                                                           ------------------  -----------------

Long-Term Debt                                                                   324,271,973        258,197,128
Deferred Income Taxes                                                             30,776,518         27,589,650

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none                  ---                ---
      outstanding
     Common stock, $.01 par value, 85,000,000 shares authorized,
      27,811,632 and 25,634,598 shares issued, and 27,201,509 and
      24,795,564 shares outstanding, respectively                                    278,116            256,346
     Additional paid-in capital                                                  333,543,471        296,172,820
     Treasury stock held, at cost, 610,123 and 839,034 shares,                   (8,749,922)        (12,032,791)
      respectively
     Retained earnings                                                            40,179,572         28,256,345
     Accumulated other comprehensive loss, net of income tax                        (178,053)               ---
                                                                           ------------------- -----------------
                                                                                 365,073,184        312,652,720
                                                                           ------------------  -----------------
                                                                            $    767,005,859        671,684,833
                                                                           ==================  =================

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
Swift Energy Company and Subsidiaries

                                                                             Year Ended December 31,
                                                                    2002                2001                2000
                                                             ---------------------------------------------------------
Revenues:
     Oil and gas sales                                       $    141,195,713     $     181,184,635    $  189,138,947
     Fees from limited partnerships and joint ventures                 67,173               427,583           331,497
     Interest income                                                  263,738                49,281         1,339,386
     Gain on asset disposition                                      7,332,668                   ---               ---
     Price-risk management and other, net                           1,110,519             2,145,991           815,116
                                                             -----------------    ------------------   ---------------
                                                                  149,969,811           183,807,490       191,624,946
                                                             -----------------    ------------------   ---------------

Costs and Expenses:
     General and administrative, net                               10,564,849             8,186,654         5,585,487
     Depreciation, depletion, and amortization                     56,224,392            59,502,040        47,771,393
     Oil and gas production                                        41,497,312            36,719,609        29,220,315
     Interest expense, net                                         23,274,969            12,627,022        15,968,405
     Other expenses                                                       ---             2,102,251               ---
     Write-down of oil and gas properties                                 ---            98,862,247               ---
                                                             -----------------    ------------------   ---------------
                                                                  131,561,522           217,999,823        98,545,600
                                                             -----------------    ------------------   ---------------

Income (Loss) Before Income Taxes, Extraordinary Item
  and Change in Accounting Principle                               18,408,289           (34,192,333)       93,079,346

Provision (Benefit) for Income Taxes                                6,485,062           (12,237,436)       33,265,480
                                                             -----------------    -------------------  ---------------

Income (Loss) Before Extraordinary Item and Change
  In Accounting Principle                                    $     11,923,227     $    (21,954,897)    $   59,813,866
Extraordinary Loss on Early Extinguishment of Debt (net of                ---                   ---           629,858
taxes)
Cumulative Effect of Change in Accounting Principle (net of               ---               392,868               ---
taxes)
                                                             -----------------    ------------------   ---------------
Net Income (Loss)                                            $     11,923,227     $     (22,347,765)   $   59,184,008
                                                             =================    ===================  ===============

Per Share Amounts-
     Basic:   Income  (Loss) Before Extraordinary Item
                   and Change in Accounting Principle        $           0.45     $          (0.89)    $         2.82
                  Extraordinary Loss                                      ---                   ---            (0.03)
                  Change in Accounting Principle                          ---                (0.01)               ---
                                                             -----------------    ------------------   ---------------
                  Net Income (Loss)                          $           0.45     $          (0.90)    $         2.79
                                                             =================    ==================   ===============

     Diluted: Income  (Loss) Before Extraordinary Item
                     and Change in Accounting Principle      $           0.45     $          (0.89)    $         2.53
                  Extraordinary Loss                                      ---                   ---            (0.02)
                  Change in Accounting Principle                          ---                (0.01)               ---
                                                             -----------------    ------------------   ---------------
                  Net Income (Loss)                          $           0.45     $          (0.90)    $         2.51
                                                             =================    ==================   ===============
Weighted Average Shares Outstanding                                26,382,906            24,732,099        21,244,684
                                                             =================    ==================   ===============

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Swift Energy Company and Subsidiaries

                                                                                                   Accumulated
                                                    Additional                      Retained          Other
                                        Common        Paid-in        Treasury       Earnings      Comprehensive
                                      Stock (1)       Capital          Stock        (Deficit)          Loss            Total
                                      ----------- ---------------- -------------- -------------- ----------------- --------------
Balance, December 31, 1999            $  216,832  $   191,092,851  $ (12,325,668) $ (8,579,898)   $             -  $ 170,404,117
  Stock issued for benefit plans
     (46,632 shares)                         310          297,060        224,469              -                 -        521,839
  Stock options exercised
     (543,450 shares)                      5,434        4,316,446              -              -                 -      4,321,880
  Employee stock purchase plan
     (29,889 shares)                         299          297,414              -              -                 -        297,713
  Subordinated notes conversion
     (3,164,644 shares)                   31,646       97,392,952              -              -                 -     97,424,598
Comprehensive income:
  Net income                                   -                -              -     59,184,008                 -     59,184,008
                                                                                                                   --------------
    Total comprehensive income                 -                -              -              -                 -     59,184,008
                                      ----------- ---------------- -------------- -------------- ----------------- --------------
Balance, December 31, 2000            $  254,521  $   293,396,723  $ (12,101,199) $  50,604,110   $             -  $ 332,154,155
                                      =========== ================ ============== ============== ================= ==============

  Stock issued for benefit plans
     (11,945 shares)                          72          354,973         68,408              -                 -        423,453
  Stock options exercised
     (152,915 shares)                      1,529        1,942,634              -              -                 -      1,944,163
  Employee stock purchase plan
     (22,360 shares)                         224          478,490              -              -                 -        478,714
Comprehensive income:
  Net loss                                     -                -              -    (22,347,765)                -    (22,347,765)
                                                                                                                   --------------
    Total comprehensive income                 -                -              -              -                 -    (22,347,765)
                                      ----------- ---------------- -------------- -------------- ----------------- --------------
Balance, December 31, 2001            $  256,346  $   296,172,820  $ (12,032,791) $  28,256,345   $             -  $ 312,652,720
                                      =========== ================ ============== ============== ================= ==============

  Stock issued for benefit plans
     (38,149 shares)                         292          617,960        127,795              -                 -        746,047
  Stock options exercised
     (112,995 shares)                      1,130        1,206,413              -              -                 -      1,207,543
  Public stock offering
     (1,725,000 shares)                   17,250       30,465,809              -              -                 -     30,483,059
  Employee stock purchase plan
     (9,801 shares)                           98          122,343              -              -                 -        122,441
  Stock issued in acquisitions
     (520,000 shares)                      3,000        4,958,126      3,155,074              -                 -      8,116,200
Comprehensive income:
  Net income                                   -                -              -     11,923,227                 -     11,923,227
  Change in fair value of
    cash flow hedges, net of
         income tax                            -                -              -              -         (178,053)      (178,053)
                                                                                                                   --------------
    Total comprehensive income                 -                -              -              -                 -     11,745,174
                                      ----------- ---------------- -------------- -------------- ----------------- --------------
Balance, December 31, 2002            $  278,116  $   333,543,471  $ (8,749,922)  $  40,179,572   $     (178,053)  $ 365,073,184
                                      =========== ================ ============== ============== ================= ==============

(1)$.01 par value.


See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Swift Energy Company and Subsidiaries

                                                                               Year Ended December 31,
                                                                -------------------------------------------------------
                                                                      2002                2001              2000
                                                                ------------------  ------------------ ----------------
Cash Flows from Operating Activities:
     Net income (loss)                                          $      11,923,227   $    (22,347,765)  $    59,184,008
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities-
          Depreciation, depletion, and amortization                    56,224,392          59,502,040       47,771,393
          Write-down of oil and gas properties                                ---          98,862,247              ---
          Deferred income taxes                                         6,482,724         (12,555,618)      33,413,626
          Gain on asset disposition                                    (7,332,668)                ---              ---
          Deferred revenue amortization related to production                 ---                 ---         (587,629)
            payment
          Other                                                           270,770             509,973        1,075,848
          Change in assets and liabilities-
             (Increase) decrease in accounts receivable,                  283,419          16,207,377      (14,308,274)
               excluding
                 income taxes receivable
             Increase in accounts payable and accrued                   3,174,450              12,984        1,601,042
               liabilities
             (Increase) decrease in income taxes receivable               600,000            (306,983)          47,213
                                                                ------------------  ------------------- ---------------
                Net Cash Provided by Operating Activities              71,626,314         139,884,255      128,197,227
                                                                ------------------  ------------------ ----------------

Cash Flows from Investing Activities:
     Additions to property and equipment                             (155,233,923)      (275,126,333)     (173,277,356)
     Proceeds from the sale of property and equipment                  13,256,674           9,274,440        3,844,375
     Net cash received as operator of oil and gas properties            4,152,645           5,927,539       19,769,213
     Net cash received (distributed) as operator of
       partnerships and joint ventures                                (23,241,501)         (3,574,601)       2,674,593
     Other                                                                (39,953)          (534,898)           (1,329)
                                                                ------------------- ------------------ -----------------
               Net Cash Used in Investing Activities                 (161,106,058)      (264,033,853)     (146,990,504)
                                                                ------------------- ------------------ -----------------

Cash Flows from Financing Activities:
     Proceeds from (payments of) long-term debt                       200,000,000                ---       (15,203,000)
     Net proceeds from (payments of) bank borrowings                 (134,000,000)       123,400,000        10,600,000
     Net proceeds from issuances of common stock                       31,409,200          1,633,508         2,697,561
     Payments of debt issuance costs                                   (6,262,435)          (721,756)              ---
                                                                ------------------  ------------------ ----------------
              Net Cash Provided by (Used in) Financing                91,146,765         124,311,752        (1,905,439)
                Activities                                      ------------------- ------------------ ----------------

Net Increase (Decrease) in Cash and Cash Equivalents            $      1,667,021    $        162,154   $   (20,698,716)

Cash and Cash Equivalents at Beginning of Year                         2,149,086           1,986,932        22,685,648
                                                                ------------------  ------------------ ----------------

Cash and Cash Equivalents at End of Year                        $       3,816,107   $       2,149,086  $     1,986,932
                                                                ==================  ================== ================

Supplemental Disclosures of Cash Flows Information:
Cash paid during year for interest, net of amounts capitalized  $      19,189,822   $      12,207,205  $    15,528,280
Cash paid during year for income taxes                          $           2,500   $         441,926  $           ---

Non-Cash Financing Activity:
Issuance of common stock in acquisitions                        $       8,116,200   $             ---  $           ---
Conversion of convertible notes to common stock                 $             ---   $             ---  $    99,797,000

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

                                                    2002              2001               2000
                                               ----------------   --------------    ----------------
Net Income            As Reported                  $11,923,227    $(22,347,765)         $59,184,008
(Loss):
                      Stock-based
                      employee
                      compensation expense
                      determined under
                      fair value method
                      for all awards, net
                      of tax                       (4,451,799)      (4,284,859)         (2,652,343)
                                               ----------------   --------------    ----------------
                      Pro Forma                     $7,471,428    $(26,632,624)         $56,531,665

Basic EPS:            As Reported                         $.45          $(0.90)               $2.79
                      Pro Forma                           $.28          $(1.08)               $2.66

Diluted EPS:          As Reported                         $.45          $(0.90)               $2.51
                      Pro Forma                           $.27          $(1.08)               $2.40


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

     The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the years ended December 31, 2002, 2001, and 2000:

                                  2002                                    2001                                 2000
                     --------------------------------      ----------------------------------     ----------------------------------
                         Net                   Per Share      Net                     Per Share     Net                    Per Share
                        Income      Shares     Amount        Loss          Shares     Amount       Income         Shares    Amount
                      -----------   --------   --------    ----------     ---------   ---------   ---------     ---------  ---------
Basic EPS:
  Net Income (Loss)
   and Share Amounts  $11,923,227   26,382,90  $   0.45    $ (22,347,765) 24,732,099   $ (0.90)    $ 59,184,008   21,244,684  $ 2.79
Dilutive Securities:
  6.25% Convertible            --          --                         --          --                  4,772,418    3,546,933
    Notes
  Stock Options                --     372,700                         --          --                         --      713,112
                     ------------   ---------              -------------- ----------               ------------   ----------
Diluted EPS:
  Net Income (Loss) and
  Assumed Share
  Conversions         $11,923,227   26,755,60  $   0.45    $ (22,347,765  24,732,099   $ (0.90)    $ 63,956,426   25,504,729  $ 2.51
                      ===========   =========              =============  ==========               ============   ==========


     3. Provision for Income Taxes

     The following is an analysis of the consolidated income tax provision (benefit):

                                                         Year Ended December 31,
                                           -----------------------------------------------------

                                                2002                2001              2000
                                           ----------------    ---------------   ---------------
                        Current            $         2,338     $      114,611    $     (29,000)
                        Deferred                 6,482,724       (12,352,047)        33,294,480
                                           ----------------    ---------------   ---------------

                        Total              $     6,485,062     $ (12,237,436)    $   33,265,480
                                           ================    ===============   ===============

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

                                                           2002               2001               2000
                                                      ----------------   ---------------    ---------------
      Income taxes computed at U.S. statutory rate    $     6,442,901    $  (11,967,317)    $   32,577,772
      State tax provisions, net of federal benefits           298,933         (279,875)            775,850
      Effect of foreign operations                          (163,500)          (24,698)                ---
      Currency translation gain on foreign tax asset        (208,688)               ---                ---
      Other, net                                              115,416            34,454           (88,142)
                                                      ----------------   ---------------    ---------------
      Provision (benefit) for income taxes            $     6,485,062    $  (12,237,436)    $   33,265,480
                                                      ================   ===============    ===============

     The tax effects of temporary differences representing the net deferred tax liability (asset) at December 31, 2002 and 2001, were as follows:

                                                                                    2002             2001
                                                                                    ----             ----
             Long-term deferred tax assets:
                Alternative minimum tax credits (Domestic)                    (1,979,399)     ($1,979,399)
                Carryover items (Domestic)                                   (51,174,237)     (18,877,969)
                Acquired deferred tax asset (Foreign)                         (4,753,044)
                                                                                                         -
                Carryover Items (Foreign)                                    (19,494,129)                -
                                                                             ------------     ------------

                   Total long-term deferred tax assets                       (77,400,809)     (20,857,368)
                                                                             ------------     ------------

             Long-term deferred tax liabilities
                U.S. oil and gas properties                                    83,361,520       47,556,981
                Foreign oil and gas properties                                 21,566,588          407,524
                Other                                                             568,634          482,513
                                                                             ------------     ------------

                  Total long-term deferred tax liability                     105,496,742       48,447,018
                                                                             ------------      ----------

             Net long-term deferred tax liability                            $28,095,933      $27,589,650
                                                                             ============     ===========

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

4. Long-Term Debt

     Our long-term debt as of December 31, 2002 and 2001, is as follows:

                                                          2002                 2001
                                                       ------------        -------------
     Bank Borrowings                               $           ---      $   134,000,000
     Senior Notes due 2009                             124,271,973          124,197,128
     Senior Notes due 2012                             200,000,000                   ---
                                                       ------------        -------------
               Long-Term Debt                      $   324,271,973      $   258,197,128
                                                       ============        =============

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

     The following is a summary of our stock options under these plans as of December 31, 2002, 2001, and 2000:

                                                     2002                      2001                        2000
                                            ------------------------   ----------------------    --------------------------
                                                         Wtd. Avg.                 Wtd. Avg.                    Wtd. Avg.
                                              Shares     Exer. Price   Shares      Exer. Price   Shares         Exer. Price
                                            ------------------------   ----------------------    --------------------------
Options outstanding, beginning of period      2,639,504  $    17.44     2,076,593   $  11.70      2,148,511     $     9.08
Options granted                                 585,055  $    12.32       747,073   $  31.51        645,944     $    16.88
Options canceled                                (84,254) $    23.37       (31,247)  $  14.09       (174,412)    $     8.71
Options exercised                              (121,800) $     8.61      (152,915)  $   8.69       (543,450)    $     8.48
                                            ------------               -----------               -----------
Options outstanding, end of period            3,018,505  $    16.64     2,639,504   $  17.44      2,076,593     $    11.70
                                            ============               ===========               ===========
Options exercisable, end of period            1,480,490  $    13.71     1,181,141   $  11.49        897,711     $     9.35
                                            ============               ===========               ===========
Options available for future grant, end of      419,845                 1,155,057                   181,235
  period                                    ============               ===========               ===========
Estimated weighted average fair value per
   share of options granted during the year       $9.55                    $20.68                    $10.90
                                            ============               ===========               ===========

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                   Options Outstanding                  Options Exercisable
                          ---------------------------------------     -------------------------
          Range of           Number      Wtd. Avg.    Wtd. Avg.          Number     Wtd. Avg.
          Exercise         Outstanding   Remaining     Exercise       Exercisable    Exercise
           Prices          at 12/31/02   Contractual    Price         At 12/31/02     Price
                                            Life
     -------------------  -------------- -----------  -----------     ------------- -----------
     $ 5.00  to $16.99     2,018,767         6.2      $  10.32        1,126,267     $   9.31
     $17.00 to $28.99        272,480         5.4      $  23.01          183,625     $  23.52
     $29.00  to  $41.00      727,258         8.1      $  31.82          170,598     $  32.18
                          --------------                              -----------
     $ 5.00 to $41.00      3,018,505         6.6      $  16.64        1,480,490     $  13.71
                          ==============                              ===========

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

Supplemental Information (Unaudited)

Swift Energy Company and Subsidiaries

     Capitalized Costs. The following table presents our aggregate capitalized costs relating to oil and gas producing activities and the related depreciation, depletion, and amortization:


                                                                  Total              Domestic          New Zealand
                                                           ---------------------  ----------------   -----------------
December 31, 2002:
   Proved oil and gas properties                           $      1,150,633,802   $                  $    145,050,310
                                                                                    1,005,583,492
   Unproved oil and gas properties                                   69,603,481        41,850,890          27,752,591
                                                           ---------------------  ----------------   -----------------
                                                           ---------------------  ----------------   -----------------
                                                                  1,220,237,283     1,047,434,382         172,802,901
   Accumulated depreciation, depletion, and amortization           (498,619,342)     (485,289,654)        (13,329,688)
                                                           ---------------------   ---------------   -----------------
                                                           ---------------------  ----------------   -----------------
   Net capitalized costs                                   $        721,617,941   $   562,144,728    $    159,473,213
                                                           =====================  ================   =================
                                                           =====================  ================   =================
December 31, 2001:
   Proved oil and gas properties                           $        974,698,428   $   929,172,460    $     45,525,968
   Unproved oil and gas properties                                   95,943,163        57,096,694          38,846,469
                                                           ---------------------  ----------------   -----------------
                                                           ---------------------  ----------------   -----------------
                                                                  1,070,641,591       986,269,154          84,372,437
   Accumulated depreciation, depletion, and amortization           (442,337,531)     (442,166,052)           (171,479)
                                                           ---------------------  ----------------   -----------------
                                                           ---------------------  ----------------   -----------------
   Net capitalized costs                                   $        628,304,060   $   544,103,102    $     84,200,958
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

     Costs Incurred. The following table sets forth costs incurred related to our oil and gas operations:

                                                                           Year Ended December 31, 2002
                                                           -----------------------------------------------------------
                                                                  Total              Domestic          New Zealand
                                                           ---------------------  ----------------   -----------------
Acquisition of proved properties                           $         64,229,283   $     5,415,932    $     58,813,351
Lease acquisitions(1)                                                16,009,939        10,789,876           5,220,063
Exploration                                                          18,395,335         7,571,215          10,824,120
Development                                                          47,407,087        40,366,378           7,040,709
                                                           ---------------------  ----------------   -----------------
     Total acquisition, exploration, and development(2)    $        146,041,644   $    64,143,401    $     81,898,243
                                                           ---------------------  ----------------   -----------------

Processing plants                                          $          7,845,520   $     1,313,299    $      6,532,221
Field compression facilities                                          2,251,247         2,251,247                  --
                                                           ---------------------  ----------------   -----------------
     Total plants and facilities                           $         10,096,767   $     3,564,546    $      6,532,221
                                                           ---------------------  ----------------   -----------------

Total costs incurred                                       $        156,138,411   $    67,707,947    $     88,430,464
                                                           =====================  ================   =================

                                                                           Year Ended December 31, 2001
                                                           -----------------------------------------------------------
                                                                  Total               Domestic         New Zealand
                                                           ---------------------   ---------------   -----------------
Acquisition of proved properties                           $         41,286,539    $   40,491,203    $        795,336
Lease acquisitions1                                                  31,225,493        25,688,068           5,537,425
Exploration                                                          41,981,536        35,944,405           6,037,131
Development                                                         132,246,713       112,597,856          19,648,857
                                                           ---------------------   ---------------   -----------------
     Total acquisition, exploration, and development(2)    $        246,740,281    $  214,721,532    $     32,018,749
                                                           ---------------------   ---------------   -----------------

Processing plants                                          $         23,331,095    $      817,454    $     22,513,641
Field compression facilities                                            319,703           319,703                  --
                                                           ---------------------   ---------------   -----------------
     Total plants and facilities                           $         23,650,798    $    1,137,157    $     22,513,641
                                                           ---------------------   ---------------   -----------------

Total costs incurred                                        $       270,391,079    $  215,858,689    $     54,532,390
                                                           =====================   ===============   =================

                                                                           Year Ended December 31, 2000
                                                           -----------------------------------------------------------
                                                                  Total              Domestic          New Zealand
                                                           ---------------------  ----------------   -----------------
Acquisition of proved properties                           $         34,191,883   $    34,191,883    $             --
Lease acquisitions1                                                  20,842,103        16,315,749           4,526,354
Exploration                                                          20,150,834        18,524,883           1,625,951
Development                                                         104,083,409        93,931,500          10,151,909
                                                           ---------------------  ----------------   -----------------
     Total acquisition, exploration, and development 2     $        179,268,229   $   162,964,015    $     16,304,214
                                                           ---------------------  ----------------   -----------------

Processing plants                                          $          1,819,464   $       755,119    $      1,064,345
Field compression facilities                                            203,789           203,789                  --
                                                           ---------------------  ----------------   -----------------
     Total plants and facilities                           $          2,023,253   $       958,908    $      1,064,345
                                                           ---------------------  ----------------   -----------------
Total costs incurred                                       $        181,291,482   $   163,922,923    $     17,368,559
                                                           =====================  ================   =================

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
                                                     ================  ===============  ================

                                                                Year Ended December 31, 2001
                                                     ---------------------------------------------------
                                                          Total           Domestic        New Zealand
                                                     ----------------  ---------------  ----------------
    Oil and gas sales                                $   181,184,635   $  179,360,844   $     1,823,791
    Oil and gas production costs                         (36,719,609)     (36,554,418)         (165,191)
    Depreciation and depletion                           (58,589,116)     (58,417,637)         (171,479)
    Write-down of oil and gas properties                 (98,862,247)     (98,862,247)               --
                                                     ----------------  ---------------  ----------------
                                                         (12,986,337)     (14,473,458)         1,487,121
                                                     ----------------  ---------------  ----------------
    Provision (benefit) for income taxes             $    (4,647,810)      (5,138,560)           490,750
                                                     ================  ===============  ================
    Results of producing activities                       (8,338,527)  $   (9,334,898)  $        996,371
    Amortization per physical unit of production
                                                     ================  ===============  ================
        (equivalent Mcf of gas)                      $          1.31             1.32              0.34
                                                     ================  ===============  ================

                                                                Year Ended December 31, 2000
                                                     ---------------------------------------------------
                                                          Total           Domestic        New Zealand
                                                     ----------------  ---------------  ----------------

    Oil and gas sales                                $   189,138,947   $  189,138,947   $            --
    Oil and gas production costs                         (29,220,315)     (29,220,315)               --
    Depreciation and depletion                           (46,849,819)     (46,849,819)               --
                                                     ----------------  ---------------  ----------------
                                                         113,068,813      113,068,813                --
    Provision for income taxes                            40,365,566       40,365,566                --
                                                     ----------------  ---------------  ----------------
    Results of producing activities                  $    72,703,247   $   72,703,247   $            --
                                                     ================  ===============  ================
    Amortization per physical unit of production
        (equivalent Mcf of gas)                      $          1.11   $         1.11   $            --
                                                     ================  ===============  ================

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


Estimates of Proved Reserves                          Total                       Domestic                   New Zealand
                                            --------------------------  -----------------------------  -------------------------
                                                           Oil, NGL,                      Oil, NGL,                  Oil, NGL,
                                                              and                            and                        and
                                            Natural Gas   Condensate     Natural Gas     Condensate    Natural Gas  Condensate
                                               (Mcf)        (Bbls)          (Mcf)          (Bbls)         (Mcf)       (Bbls)
                                            ------------- ------------  --------------   ------------  ------------ ------------
Proved reserves as of December 31, 1999(1)   329,959,750   20,806,263     329,959,750     20,806,263            --           --
   Revisions of previous estimates(2)         (4,300,787)    (455,606)     (4,300,787)      (455,606)           --           --
   Purchases of minerals in place             26,567,925    2,196,547      26,567,925      2,196,547            --           --
   Sales of minerals in place                   (363,262)     (76,288)       (363,262)       (76,288)           --           --
   Extensions, discoveries, and other         93,869,841   15,134,694      38,556,364      3,943,807    55,313,477   11,190,887
     additions
   Production3                               (27,119,491)  (2,472,014)    (27,119,491)    (2,472,014)           --           --
                                            ------------- ------------  --------------   ------------  ------------ ------------

Proved reserves as of December 31, 2000      418,613,976   35,133,596     363,300,499     23,942,709    55,313,477   11,190,887
   Revisions of previous estimates(2)       (122,127,541)   5,621,556   (101,693,477)      8,460,690    (20,434,064)(2,839,134)
   Purchases of minerals in place             10,038,803    7,430,591      10,038,803      7,430,591            --           --
   Sales of minerals in place                 (7,508,064)    (555,586)     (7,508,064)      (555,586)           --           --
   Extensions, discoveries, and other         52,353,909    8,907,852      50,810,697      6,257,441     1,543,212    2,650,411
additions
   Production                                (26,458,958)  (3,055,373)    (26,458,958)    (2,971,112)           --     (84,261)
                                            ------------- ------------  --------------   ------------  ------------ ------------

Proved reserves as of December 31, 2001      324,912,125   53,482,636     288,489,500     42,564,733    36,422,625   10,917,903
   Revisions of previous estimates(2)        (29,972,714)   5,298,439     (29,470,419)     8,675,082      (502,295)  (3,376,643)
   Purchases of minerals in place             51,940,044    3,711,948         226,245         24,207    51,713,799    3,687,741
   Sales of minerals in place                 (3,839,124)    (464,490)     (3,839,124)      (464,490)            --           --
   Extensions, discoveries, and other         10,822,919   12,180,558         197,919     11,304,782    10,625,000      875,776
     additions
   Production                                (27,131,578)  (3,770,128)    (15,780,059)    (3,074,674)  (11,351,519)    (695,454)
                                            ------------- ------------  --------------   ------------  ------------ ------------
Proved reserves as of December 31, 2002      326,731,672   70,438,963     239,824,062     59,029,640    86,907,610   11,409,323
                                            ============= ============  ==============   ============  ============ ============

Proved developed reserves:
   December 31, 1999                         174,046,096    8,437,299     174,046,096      8,437,299            --           --
   December 31, 2000                         215,169,833   10,980,196     215,169,833     10,980,196            --           --
   December 31, 2001                         181,651,578   23,759,574     167,401,736     20,393,142    14,249,842    3,366,432
   December 31, 2002(4)                      233,514,572   35,928,395     149,731,562     26,530,112    83,783,010    9,398,283

(1) Proved reserves exclude quantities subject to our volumetric production payment agreement, which expired with the last required delivery of volumes in October 2000.
(2) Revisions of previous estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics, and reservoir pressure. Additionally, changes in quantity estimates are affected by the increase or decrease in crude oil and natural gas prices at each year-end. Proved reserves, as of December 31, 2002, were based upon prices in effect at year-end. The weighted average of 2002 year-end prices for total, domestic, and New Zealand were $3.49, $4.23, and $1.48 per Mcf of natural gas, $29.27, $29.36, and $28.80 per barrel of oil and $16.54, $17.30 and $12.24 per barrel of NGL, respectively. This compares to $2.51, $2.68, and $1.18 per Mcf, $18.45, $18.51, and $18.25 per
     barrel of oil and $10.70, $11.00 and $8.90 per barrel of NGL as of December 31, 2001, for total, domestic, and New Zealand, respectively.
(3) Natural gas production for 2000 excludes 405,130 Mcf, respectively, delivered under our volumetric production payment agreement.

(4) At December 31, 2002, 60% of our reserves are proved developed and 40% are proved undeveloped.

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
                                                           =================   =================   =================

                                                                         Year Ended December 31, 2000
                                                           ---------------------------------------------------------
                                                                Total              Domestic          New Zealand
                                                           -----------------   -----------------   -----------------

Future gross revenues                                      $ 4,995,951,799    $  4,737,560,630    $    258,391,169
Future production costs                                       (817,127,348)       (807,436,139)         (9,691,209)
Future development costs                                      (204,620,116)       (180,320,116)        (24,300,000)
                                                           -----------------   -----------------   -----------------
Future net cash flows before income taxes                    3,974,204,335       3,749,804,375         224,399,960
Future income taxes                                         (1,321,061,952)     (1,243,731,594)        (77,330,358)
                                                           -----------------   -----------------   -----------------
Future net cash flows after income taxes                     2,653,142,383       2,506,072,781         147,069,602
Discount at 10% per annum                                   (1,075,183,917)     (1,017,995,158)        (57,188,759)
                                                           -----------------   -----------------   -----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $ 1,577,958,466    $  1,488,077,623    $     89,880,843
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

     3. The future gross revenue streams are reduced by estimated future costs to develop and to produce the proved reserves, as well as certain abandonment costs, net of salvage value, based on year-end cost estimates and the estimated effect of future income taxes.

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

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                    Year Ended December 31,
                                                     -------------------------------------------------------
                                                             2002               2001               2000
                                                     ------------------  ------------------ ----------------
Beginning balance                                    $     454,557,905   $   1,577,958,466   $  438,943,834
                                                     ------------------  ------------------ ----------------
Revisions to reserves proved in prior years--
   Net changes in prices, production costs, and future
        development costs                                  373,890,614     (1,692,627,074)     1,523,487,598
   Net changes due to revisions in quantity                  2,582,633        (93,669,181)       (36,102,814)
estimates
   Accretion of discount                                    60,298,619        231,325,481         56,405,451
   Other                                                   (88,675,455)      (204,768,815)      (220,119,873)
                                                     ------------------  ------------------ ----------------
Total revisions                                            348,096,411     (1,759,739,589)     1,323,670,362

New field discoveries and extensions, net of future
   production and development costs                        190,461,371        110,213,160        359,265,150
Purchases of minerals in place                              76,538,437         39,544,163        160,240,785
Sales of minerals in place                                  (5,769,642)       (50,131,970)          (598,021)
Sales of oil and gas produced, net of production           (99,698,403)      (144,262,145)      (159,331,003)
costs
Previously estimated development costs incurred             48,752,814         94,107,760         65,953,028
Net change in income taxes                                (176,069,102)       586,868,060       (610,185,669)
                                                     ------------------  ------------------ ----------------

Net change in standardized measure of discounted
   future net cash flows                                   382,311,886     (1,123,400,561)     1,139,014,632
                                                     ------------------  ------------------ ----------------
Ending balance                                       $     836,869,791   $     454,557,905   $ 1,577,958,466
                                                     ==================  ================== ================

     Quarterly  Data  (Unaudited).   The  following  table  presents  summarized
quarterly financial information for the years ended December 31, 2001 and 2002:

                           Income/(Loss)                                  Basoc EPS          Diluted EPS
                               Before     Income/(Loss)                  Income/(Loss)      Income/(Loss)
                           Income Taxes,     Before                         Before             Before
                           Extraordinary  Extraordinary                  Extraordinary     Extraordinary     Basic     Diluted
                              Item and      Item and                        Item and         Item and         EPS       EPS
                             Change in      Change in                     Change In         Change In         Net       Net
                             Accounting    Accounting       Net         Accounting         Accounting      Income/     Income/
                Revenues     Principle(b)  Principle(b) Income/(Loss)   Principle(b)      Principle(b)     (Loss)      (Loss)
              ------------ ------------- ------------- -------------  ----------------- ------------------ --------- ---------
2001:
First Quarter $ 62,392,014  $  35,513,130  $ 22,719,653  $  22,326,785   $      0.92       $      0.89        $  0.91   $  0.88
Second          52,303,265     23,408,900    14,972,946     14,972,946          0.61              0.59           0.61      0.59
Quarter
Third Quarter   41,244,583     11,607,563     7,420,090      7,420,090          0.30              0.29           0.30      0.29
Fourth          27,867,628   (104,721,926)  (67,067,586)   (67,067,586)        (2.71)            (2.71)         (2.71)    (2.71)
Quarter
              ------------  -------------- ------------- -------------
   Total      $183,807,490  $ (34,192,333)  (21,954,897) $ (22,347,765)  $     (0.89)      $     (0.89)       $ (0.90)  $ (0.90)
              ============= ============== ============= =============

2002:
First         $ 34,354,077  $   4,674,075  $  3,019,810  $   3,019,810   $      0.12       $      0.12        $  0.12   $  0.12
Quarter(a)

Second          38,570,269      5,518,886     3,584,092      3,584,092          0.13              0.13           0.13      0.13
Quarter

Third Quarter   36,570,809      2,933,350     1,947,006      1,947,006          0.07              0.07           0.07      0.07

Fourth          40,474,656      5,281,978     3,372,319      3,372,319          0.12              0.12           0.12      0.12
Quarter
              ------------  -------------  ------------- -------------
   Total      $149,969,811  $  18,408,289  $ 11,923,227  $  11,923,227   $      0.45       $      0.45        $  0.45   $  0.45
              ============  =============  ============= =============

(a) First quarter 2002 results include a gain on asset disposition of $7,332,668.
(b)  There were no extraordinary items in 2001 or 2002.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We have had no changes in or disagreements with our independent accountants since our Board of Directors' June 12, 2002 appointment, based upon the recommendation of our Audit committee, of Ernst & Young LLP as Swift's independent auditors for the fiscal year ended December 31, 202, replacing Arthur Andersen LLP as our independent auditors. That change was reported by Swift in a Current Report on Form 8-K dated June 12, 2002, filed with the SEC on June 18, 2002.

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


    Report of Independent Auditors............................................34
    Report of Independent Public Accountants..................................35
    Consolidated Balance Sheets...............................................36
    Consolidated Statements of Income.........................................37
    Consolidated Statements of Stockholders' Equity...........................38
    Consolidated Statements of Cash Flows.....................................39
    Notes to Consolidated Financial Statements................................40

    2.       Financial Statement Schedules

         [None]

    3.  Exhibits
         3(a)(1)      Amended and Restated Articles of Incorporation of Swift Energy Company.

         3(b)(12)     Second Amended and Restated Bylaws of Swift Energy Company, as amended through November  5, 2002.
         4(a).1(2)    Indenture dated as of July 29, 1999, between Swift Energy Company and Bank One, N.A., as Trustee.
         4(a).2(3)    First  Supplemental Indenture dated as of August 4, 1999,  between Swift  Energy  Company and Bank One,  N.A., including the form of 10.25% Senior Subordinated Notes due 2009.
         4(a).3(4)    Indenture dated as of April 16, 2002, between Swift Energy Company and Bank One, N.A., as Trustee.
         4(a).4(5)    First  Supplemental Indenture dated as of April 16, 2002,  between  Swift Energy  Company and Bank One,  N.A., including the form of 9 3/8% Senior Subordinated Notes due 2012.
         10.1(13)     Indemnity Agreement dated July 8, 1988, between Swift
                      Energy Company and A. Earl Swift (plus schedule of other
                      persons with whom Indemnity Agreements have been entered
                      into).
         10.2(6) +    Amended and Restated Swift Energy Company 1990 Nonqualified Stock Option Plan, as of May 1997.
         10.5(7) +    Swift Energy Company 2001 Omnibus Stock Compensation Plan
         10.6(8) +    Amended and Restated Employment Agreement  dated as of May 9, 2001 between  Swift  Energy  Company and A. Earl
                      Swift.
         10.7(1) +    Amended and Restated Employment Agreement  dated as of May 9, 2001 between  Swift Energy  Company and Terry E.
                      Swift.
         10.8(1) +    Amended and Restated Employment Agreement  dated as of May 9, 2001 between  Swift Energy  Company and James M.
                      Kitterman.
         10.9(1) +    Amended and Restated Employment Agreement  dated as of May 9, 2001 between  Swift Energy  Company and Bruce H.
                      Vincent.
         10.10(1)+    Amended and Restated Employment Agreement dated as of May 9, 2001 between  Swift Energy  Company and Joseph A.
                      D'Amico.
         10.11(1)+    Employment Agreement dated as of May 9, 2001 between Swift Energy Company and Victor R. Moran.
         10.13(1)+    Amended and  Restated Employment Agreement dated as of May 9, 2001 between  Swift Energy  Company and Alton D.
                      Heckaman, Jr.
         10.14(8)+    Fourth  Amended and Restated Agreement and Release, by and between Swift Energy Company and Virgil Neil Swift, dated November 20, 2000.
         10.15(9)     Amended and Restated Rights Agreement between Swift Energy and American Stock Transfer & Trust Company,  dated
                      March 31, 1999.
         10.16(10)    Amended and Restated  Credit  Agreement among Swift Energy Company and Bank One, N.A. as administrative agent,
                      CIBC Inc. as syndication agent and Credit Lyonnais New York  Branch  and  Societe  Generale  as  documentation agents and the lenders signatory hereto dated September 28, 2001.
         10.17(11)    First  Amendment to Amended and Restated Credit  Agreement,  effective  January  25,  2002 among Swift  Energy
                      Company,  as Borrower,  Bank One, NA as Administrative Agent, CIBC Inc. as Syndication Agent, Credit Lyonnais,
                      New  York  Branch  as   Documentation   Agent,   Societe   Generale   as  Documentation  Agent and The Lenders
                      Signatory Hereto and Banc One Capital Markets, Inc. as Sole Lead Arranger and Sole Book Runner.
         10.18(11)    Second Amendment to Amended and Restated Credit Agreement, effective April 5, 2002 among Swift Energy Company, as Borrower, Bank One, NA as Administrative Agent, CIBC Inc. as  Syndication  Agent, Wells Fargo Bank (Texas),
                      National  Association as Syndication Agent, Credit Lyonnais, New York  Branch  as Documentation Agent, Societe
                      Generale as Documentation Agent and The Lenders Signatory Hereto and  Banc  One  Capital Markets, Inc. as Sole
                      Lead Arranger and Sole Book Runner.
         12*          Swift Energy Company Ratio of Earnings to Fixed Charges.
         21*          List of Subsidiaries of Swift Energy Company
         23(a)*       The consent of H.J. Gruy and Associates, Inc.
         23(b)*       Consent of Ernst & Young  LLP as to  incorporation  by  reference  regarding  Forms  S-8 and S-3  Registration
                      Statements.
         31(a)*       Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31(b)*       Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32*          Certification of Chief Executive  Officer  and  Chief  Financial  Officer  pursuant  to  Section  906  of  the
                      Sarbanes-Oxley Act of 2002.
         99.1*        The summary of H.J. Gruy and Associates, Inc. report, dated February 7, 2003.


(b) No Reports on Form 8-K were filed during the last quarter of 2002.
------------------------------------------------------------------------------------------------------------------------------------

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



                              SWIFT ENERGY COMPANY



                              By  /s/ Terry E. Swift
                                ------------------------------
                                Terry E. Swift
                                Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Swift Energy Company, and in the capacities and on the dates indicated:



            Signatures                           Title                                 Date
            -----------                          ------                                -----

          /s/ A. Earl Swift
----------------------------------              Chairman of the Board               April 16, 2004
            A. Earl Swift


         /s/ Terry E. Swift                          Director
----------------------------------              Chief Executive Officer             April 16, 2004
           Terry E. Swift                            President


      /s/ Alton D. Heckaman Jr.                 Sr. Vice-President--Finance
----------------------------------               Principal Financial Officer        April 16, 2004
        Alton D. Heckaman Jr.


         /s/ David W. Wesson                           Controller
----------------------------------               Principal Accounting Officer        April 16, 2004
           David W. Wesson


         /s/ Virgil N. Swift
----------------------------------                       Director                    April 16, 2004
           Virgil N. Swift


         /s/ G. Robert Evans
----------------------------------                       Director                    April 16, 2004
           G. Robert Evans


        /s/ Harold J. Withrow
----------------------------------                       Director                    April 16, 2004
          Harold J. Withrow

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    EXHIBITS

                                       TO

                                FORM 10-K REPORT

                                     FOR THE

                          YEAR ENDED DECEMBER 31, 2002





                              SWIFT ENERGY COMPANY

                        16825 NORTHCHASE DRIVE, SUITE 400

                              HOUSTON, TEXAS 77060

                                    EXHIBITS

12       Swift Energy Company Ratio of Earnings to Fixed Charges.

21       Significant Subsidiaries.

23(a)    The consent of H.J. Gruy and Associates, Inc.

23(b) The consent of Ernst & Young LLP as to incorporation by reference regarding Forms S-8 and S-3 Registration Statements.

31(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     The   Summary   of   H.J.  Gruy  and  Associates,  Inc.  report,  dated
         February 7, 2003.