Form 10-Q
period 2004-03-31
SWIFT ENERGY CO
filed 2004-05-07
CIK 351817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                          Commission File Number 1-8754


                              SWIFT ENERGY COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  TEXAS                               74-2073055
         (State of Incorporation)           (I.R.S. Employer Identification No.)

       16825 Northchase Drive, Suite 400
               Houston, Texas                            77060
     (Address of principal executive offices)          (Zip Code)

                                 (281) 874-2700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X       No
                                 --------       --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes     X       No
                                 --------       --------



  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


      Common Stock                                       27,712,536 Shares
     ($.01 Par Value)                            (Outstanding at April 30, 2004)
     (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                               PAGE
         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets
                    -  March 31, 2004 and December 31, 2003                                                    3

                    Consolidated Statement of Income
                    -  For the Three-month period ended March 31, 2004 and 2003                                5

                    Consolidated Statements of Stockholders' Equity
                    -  For the Three-month period ended March 31, 2004 and
                       year ended December 31, 2003                                                            6

                    Consolidated Statement of Cash Flows
                    -  For the Three-month period ended March 31, 2004 and 2003                                7

                    Notes to Consolidated Financial Statements                                                 8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                 17

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                25

         Item 4.    Controls and Procedures                                                                   26

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                         27
         Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities        None
         Item 3.    Defaults Upon Senior Securities                                                         None
         Item 4.    Submission of Matters to a Vote of Security Holders                                     None
         Item 5.    Other Information                                                                         27
         Item 6.    Exhibit Index and Reports on Form 8-K                                                     27

SIGNATURES                                                                                                    28

                              SWIFT ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31, 2004                December 31, 2003
                                                            ------------------------       -------------------------
 ASSETS

 Current Assets:
   Cash and cash equivalents                                $              4,398,581       $               1,066,280
   Accounts receivable -
     Oil and gas sales                                                    27,201,434                      26,082,650
     Joint interest owners                                                 1,942,313                       1,350,707
   Other current assets                                                    6,959,951                       4,957,647
                                                            ------------------------       -------------------------
       Total Current Assets                                               40,502,279                      33,457,284
                                                            ------------------------       -------------------------

 Property and Equipment:
   Oil and gas, using full-cost accounting
     Proved properties being amortized                                 1,341,732,893                   1,305,763,355
     Unproved properties not being amortized                              67,625,981                      67,557,969
                                                            ------------------------       -------------------------
                                                                       1,409,358,874                   1,373,321,324
   Furniture, fixtures, and other equipment                               10,936,689                      10,602,786
                                                            ------------------------       -------------------------
                                                                       1,420,295,563                   1,383,924,110
   Less-Accumulated depreciation, depletion,
        and amortization                                                (585,839,389)                   (567,464,334)
                                                            ------------------------       -------------------------
                                                                         834,456,174                     816,459,776
                                                            ------------------------       -------------------------
 Other Assets:
   Deferred income taxes                                                   3,663,957                       1,905,909
   Debt issuance costs                                                     7,746,868                       8,015,575
                                                            ------------------------       -------------------------
                                                                          11,410,825                       9,921,484
                                                            ------------------------       -------------------------

                                                            $            886,369,278       $             859,838,544
                                                            ========================       =========================


 See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 2004              December 31, 2003
                                                                   ------------------------      -----------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable and accrued liabilities                         $            16,434,311      $            25,450,477
   Accrued capital costs                                                         22,725,804                   29,417,542
   Accrued interest                                                              10,072,226                    8,748,656
   Undistributed oil and gas revenues                                             6,639,926                    4,939,667
                                                                    -----------------------      -----------------------
       Total Current Liabilities                                                 55,872,267                   68,556,342
                                                                    -----------------------      -----------------------

 Long-Term Debt                                                                 356,876,926                  340,254,783
 Deferred Income Taxes                                                           49,425,159                   43,498,682
 Asset Retirement Obligation                                                     10,367,979                   10,137,473

 Commitments and Contingencies

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                                                ---                          ---
   Common stock, $.01 par value, 85,000,000
     shares authorized, 28,102,324 and 28,011,109
     shares issued, and 27,621,456 and 27,484,091
     shares outstanding, respectively                                               281,023                      280,111
   Additional paid-in capital                                                   336,050,367                  334,865,204
   Treasury stock held, at cost, 480,868 and
     527,018 shares, respectively                                                (6,896,245)                  (7,558,093)
   Retained earnings                                                             84,661,238                   70,073,384
   Other comprehensive loss, net of taxes                                          (269,436)                    (269,342)
                                                                    -----------------------      -----------------------
                                                                                413,826,947                  397,391,264
                                                                    -----------------------      -----------------------

                                                                    $           886,369,278      $           859,838,544
                                                                    =======================      =======================




 See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                        Consolidated Statements of Income

                                                                              Three months ended
                                                                ----------------------------------------------
                                                                       03/31/04                03/31/03
                                                                ----------------------   ---------------------
       Revenues:
         Oil and gas sales                                      $           65,953,770   $          54,850,299
         Price-risk management and other, net                                 (598,040)             (1,350,306)
                                                                ----------------------   ---------------------
                                                                            65,355,730              53,499,993
                                                                ----------------------   ---------------------

       Costs and Expenses:
         General and administrative, net                                     4,029,674               3,556,548
         Depreciation, depletion and amortization                           18,295,684              14,911,763
         Accretion of asset retirement obligation                              170,476                 215,383
         Lease operating costs                                               9,625,980               7,313,104
         Severance and other taxes                                           6,246,559               4,594,549
         Interest expense, net                                               6,901,175               6,684,902
                                                                ----------------------   ---------------------
                                                                            45,269,548              37,276,249
                                                                ----------------------   ---------------------

       Income Before Income Taxes and Cumulative
         Effect of Change in Accounting Principle                           20,086,182              16,223,744

       Provision for Income Taxes                                            5,498,328               5,738,807
                                                                ----------------------   ---------------------

       Income Before Cumulative Effect of Change
         in Accounting Principle                                            14,587,854              10,484,937

       Cumulative Effect of Change in Accounting
         Principle (net of taxes)                                                  ---               4,376,852
                                                                -----------------------  ---------------------
       Net Income                                               $           14,587,854   $           6,108,085
                                                                ======================   =====================

       Per share amounts -
         Basic:    Income Before Cumulative Effect of
                      Change in Accounting Principle            $                 0.53   $                0.38
                   Cumulative Effect of Change in
                      Accounting Principle                                         ---                   (0.16)
                                                                ----------------------   ---------------------
                   Net Income                                   $                 0.53   $                0.22
                                                                ======================   =====================

       Diluted:    Income Before Cumulative Effect of
                      Change in Accounting Principle            $                 0.52   $                0.38
                   Cumulative Effect of Change in
                      Accounting Principle                                         ---                   (0.16)
                                                                ----------------------   ---------------------
                         Net Income                             $                 0.52   $                0.22
                                                                ======================   =====================

       Weighted Average Shares Outstanding                                  27,552,827              27,243,142
                                                                ======================   =====================


       See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                    Accumulated
                                                      Additional                                       Other
                                          Common       Paid-in        Treasury        Retained     Comprehensive
                                         Stock (1)     Capital          Stock         Earnings          Loss           Total
                                        ----------  --------------  -------------   -------------  --------------  --------------
 Balance, December 31, 2002             $  278,116  $  333,543,471  $  (8,749,922)  $  40,179,572  $     (178,053) $  365,073,184
   Stock issued for benefit plans
      (83,201 shares)                            1        (408,178)     1,191,829               -               -         783,652
   Stock options exercised
      (142,807 shares)                       1,428       1,315,964              -               -               -       1,317,392
   Employee stock purchase plan
      (56,574 shares)                          566         413,947              -               -               -         414,513
 Comprehensive income:
   Net income                                    -               -              -      29,893,812               -      29,893,812
   Change in fair value of
      cash flow hedges, net of
      income tax                                                                                          (91,289)        (91,289)
                                                                                                                   --------------
   Total comprehensive income                    -               -              -               -               -      29,802,523
                                        ----------  --------------  -------------   -------------  --------------  --------------

 Balance, December 31, 2003             $  280,111  $  334,865,204  $  (7,558,093)  $  70,073,384  $     (269,342) $  397,391,264
                                        ==========  ==============  =============   =============  ==============  ==============
   Stock issued for benefit plans
      (46,150 shares)                            -         166,298        661,848               -               -         828,146
   Stock options exercised
      (91,215 shares)                          912       1,018,865              -               -               -       1,019,777
 Comprehensive income:
   Net income                                    -               -              -      14,587,854               -      14,587,854
   Change in fair value of cash
      flow hedges, net of income tax
      income tax                                                                                             (94)            (94)
                                                                                                                   --------------
   Total comprehensive income                                                                                          14,587,760
                                        ---------- ---------------  -------------   -------------  --------------  --------------

 Balance, March 31, 2004                $  281,023  $  336,050,367  $  (6,896,245)  $  84,661,238  $     (269,436) $  413,826,947
                                        ==========  ==============  =============   =============  ==============  ==============

     (1)$.01 par value


 See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Period Ended March 31,
                                                                     -----------------------------------------------
                                                                              2004                       2003
                                                                     ---------------------      --------------------
Cash Flows From Operating Activities:
  Net income                                                         $          14,587,854      $          6,108,085
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Cumulative effect of change in accounting principle                                ---                 4,376,852
    Depreciation, depletion, and amortization                                   18,295,684                14,911,763
    Accretion of asset retirement obligation                                       170,476                   215,383
    Deferred income taxes                                                        5,434,312                 5,738,807
    Other                                                                          274,125                   291,780
    Change in assets and liabilities -
      Increase in accounts receivable                                           (2,021,976)               (7,076,900)
      Increase in accounts payable and accrued liabilities                       1,531,695                   747,167
      Increase in accrued interest                                               1,323,570                 1,485,861
                                                                     ---------------------      --------------------

        Net Cash Provided by Operating Activities                               39,595,740                26,798,798
                                                                     ---------------------      --------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                          (45,149,834)              (26,335,122)
  Proceeds from the sale of property and equipment                                  23,255                   551,263
  Net cash distributed as operator of
    oil and gas properties                                                      (8,707,560)               (5,889,986)
  Net cash received (distributed) as operator of partnerships
    and joint ventures                                                             105,566                  (286,935)
  Other                                                                               (934)                  (35,839)
                                                                     ---------------------      --------------------

        Net Cash Used in Investing Activities                                  (53,729,507)              (31,996,619)
                                                                     ---------------------      --------------------

Cash Flows From Financing Activities:
  Net proceeds from bank borrowings                                             16,600,000                 5,700,000
  Net proceeds from issuances of common stock                                      866,068                       ---
                                                                     ---------------------      --------------------

        Net Cash Provided by Financing Activities                               17,466,068                 5,700,000
                                                                     ---------------------      --------------------

Net Increase in Cash and Cash Equivalents                                        3,332,301                   502,179

Cash and Cash Equivalents at Beginning of Period                                 1,066,280                 3,816,107
                                                                     ---------------------      --------------------

Cash and Cash Equivalents at End of Period                           $           4,398,581      $          4,318,286
                                                                     =====================      ====================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized                                                        $           5,300,358      $          4,939,154
Cash paid during period for income taxes                             $                 ---      $                ---


See accompanying notes to consolidated financial statements.

                              SWIFT ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (1) GENERAL INFORMATION

         The consolidated financial statements included herein have been prepared by Swift Energy Company and are unaudited, except for the consolidated balance sheet at December 31, 2003 and consolidated statement of stockholders' equity for the year ended December 31, 2003, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of our management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. Certain reclassifications have been made to prior period financial information to conform to the current period presentation. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Oil and Gas Properties

         We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Under the full-cost method of accounting, such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended March 31, 2004 and 2003, such internal costs capitalized totaled $2.9 million and $3.0 million, respectively. Interest costs are also capitalized to unproved oil and gas properties. For the three months ended March 31, 2004 and 2003, capitalized interest on our unproved properties totaled $1.6 million and $1.8 million, respectively. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

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

         We compute the provision for depreciation, depletion, and amortization of oil and gas properties by the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties-including future development costs, gas processing facilities and capitalized asset retirement obligations, but excluding costs of unproved properties-by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period. This calculation is done on a country-by-country basis. Furniture, fixtures, and other equipment are depreciated by the straight-line method at rates based on the estimated useful lives of the property. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

         Geological and geophysical (G&G) costs incurred on developed properties are recorded in Proved Property

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


     and therefore subject to amortization. In exploration areas, G&G costs are capitalized in Unproved Property and evaluated as part of the total capitalized costs associated with a prospect.

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

         Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, including gas processing facilities and capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the asset retirement obligation liability is limited to the sum of the estimated future net revenues from proved properties, excluding cash outflows from asset retirement obligations, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). Our hedges at March 31, 2004 consisted of natural gas price floors with strike prices lower than the period end price and thus did not affect prices used in this calculation. This calculation is done on a country-by-country basis for those countries with proved reserves.

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

     Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Swift Energy Company and our wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with a focus on onshore and inland waters oil and natural gas reserves in Texas and Louisiana, as well as onshore oil and natural gas reserves in New Zealand. Our investments in affiliated oil and gas partnerships and other ventures are accounted for using the proportionate consolidation method, whereby our proportionate share of each entity's assets, liabilities, revenues, and expenses are included in the appropriate classifications in the consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

     Accounts Receivable

         Included in the total 'Accounts receivable' balance, which totaled $29.1 million and $27.4 million at March 31, 2004 and December 31, 2003, respectively, on the accompanying consolidated balance sheet, is approximately $2.3 million of receivables related to hydrocarbon volumes produced during 2001 and 2002 that have been disputed since early 2003. Accordingly, we did not record a receivable with regard to 2003 volumes. We continually assess the collectibility of trade and other receivables, and based on our judgment,

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


     we establish a reserve when we believe a receivable may not be collected. At both March 31, 2004 and December 31, 2003, we had an allowance for doubtful accounts of $0.8 million. These allowances for doubtful accounts have been deducted from the total "Accounts receivable" balances on the accompanying consolidated balance sheets.

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

     Income Taxes

         Income tax expense in the first quarter of 2004 includes a reduction from the U.S. statutory rate, primarily from the result of the currency exchange rate effect on the New Zealand deferred tax, along with a reduction in tax expense primarily attributable to an adjustment of the tax basis on the TAWN properteries acquired in 2002.

     Earnings Per Share

         Basic earnings per share ("Basic EPS") have been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share ("Diluted EPS") for all periods also assume, as of the beginning of the period, exercise of stock options using the treasury stock method. Certain of our stock options that would potentially dilute Basic EPS in the future were antidilutive for the three months ended March 31, 2004 and 2003. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three-month periods ended March 31, 2004 and 2003:

                                                               Three Months Ended March 31,
                                    -----------------------------------------------------------------------------------
                                                       2004                                      2003
                                    -----------------------------------------   ---------------------------------------
                                         Net                       Per Share        Net                      Per Share
                                        Income         Shares        Amount        Income        Shares        Amount
                                    --------------  ------------   ----------   -------------  -----------   ----------
   Basic EPS:
     Net Income Before Cumulative
       Effect of Change in
       Accounting Principle and
       Share Amounts                $   14,587,854    27,552,827   $      .53   $  10,484,937   27,243,142   $      .38
     Stock Options                             ---       546,460                          ---       66,734
                                    --------------  ------------                -------------  -----------
   Diluted EPS:
    Net Income Before Cumulative
       Effect of Change in
       Accounting Principle and
       Assumed Share Conversions    $   14,587,854    28,099,287   $      .52   $  10,484,937   27,309,876   $      .38
                                    --------------  ------------                -------------  -----------

         Options to purchase approximately 3.2 million shares of common stock, at an average exercise price of $16.58 were outstanding at March 31, 2004, and 3.0 million shares of common stock, at an average price of $16.59 were outstanding at March 31, 2003. Approximately 0.9 million and 1.7 million options to purchase shares were not included in the computation of Diluted EPS for the three-month periods ended March 31, 2004 and 2003, respectively, because the options were antidilutive, given that the option price was greater than the average closing market price of the common shares during those periods.

                              SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


     Other Comprehensive Loss

         We follow the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At March 31, 2004, we recorded $269,436, net of taxes of $151,558, of derivative losses in "Other comprehensive loss" on the accompanying balance sheet. The components of accumulated other comprehensive loss and related tax effects for the three-month period ended March 31, 2004 were as follows:

                                                  Gross Value         Tax Effect       Net of Tax Value
                                                ----------------   ---------------    -----------------
        Balance at December 31, 2003            $        420,847   $       151,505    $         269,342
        Change  in fair  value of cash  flow
           hedges                                        634,987           228,595              406,392
        Effect of cash flow hedges settled
           during the period                            (634,840)         (228,542)            (406,298)
                                                ----------------   ---------------    -----------------
        Balance at March 31, 2004               $        420,994   $       151,558    $         269,436
                                                ================   ===============    =================



         For the three-month periods ended March 31, 2004 and 2003, total comprehensive income was $14.6 million and $6.0 million, respectively.

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

                                                                                       Three Months Ended March 31,
                                                                           ----------------------------------------------
                                                                                    2004                       2003
                                                                           ---------------------       ------------------
      Net Income:             As Reported                                            $14,587,854               $6,108,085
                              Stock-based employee compensation
                                expense determined under fair value
                                method for all awards, net of tax                     (1,022,306)                (981,942)
                                                                           ---------------------       ------------------
                              Pro Forma                                              $13,565,548               $5,126,143

      Basic EPS:              As Reported                                                   $.53                     $.22
                              Pro Forma                                                     $.49                     $.19

      Diluted EPS:            As Reported                                                   $.52                     $.22
                              Pro Forma                                                     $.48                     $.18

         Pro forma compensation cost reflected above may not be representative of the cost to be expected in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


     Price-Risk Management Activities

         We follow SFAS No. 133, which requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement also establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. Special hedge accounting for qualifying hedges would allow the gains and losses on derivatives to offset related results on the hedged item in the income statements and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Hedges that do not meet the criteria for special hedge accounting are accounted for under mark to market accounting. SFAS No. 133, as amended, was adopted by us on January 1, 2001.

         We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. During the first quarters of 2004 and 2003, we recognized net losses of $0.6 million and $1.4 million, respectively, relating to our derivative activities. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At March 31, 2004, we had recorded $0.3 million, net of taxes of $0.2 million, of derivative losses in "Other comprehensive loss" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that were qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for the first three months of 2004 and 2003 was not material. We expect to reclassify all amounts currently held in "Other comprehensive loss" into the statement of income within the next three months when the forecasted sale of hedged production occurs.

         As of March 31, 2004, we had in place natural gas price floors in effect for the April 2004 contract month through the June 2004 contract month, which cover a portion of our domestic natural gas production for April 2004 to June 2004. The natural gas price floors cover notional volumes of 1,800,000 Mmbtu with a weighted average floor price of $4.83 per Mmbtu. Our hedges in place at March 31, 2004 are expected to cover approximately 55% to 65% of our domestic natural gas production from April 2004 to June 2004. When we entered into these transactions, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in "Other Comprehensive Income (Loss)". When the hedged transactions are recorded upon the actual sale of oil and natural gas, these gains or losses are reclassified from "Other comprehensive income (loss)" and recorded in "Price-risk management and other, net" on the consolidated statement of income. The fair value of our derivatives are computed using the Black-Scholes option pricing model and are periodically verified against quotes from brokers. The fair value of these instruments at March 31, 2004, was less than $0.1 million and is recognized on the balance sheet in "Other current assets."

     Asset Retirement Obligation

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. The liability is discounted from the year the well is expected to deplete. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. SFAS No. 143 was adopted by us effective January 1, 2003. Upon adoption of SFAS No. 143 effective January 1, 2003, we recorded an asset retirement obligation of $8.9 million, an addition to oil and gas properties of $2.0 million and a non-cash charge of $4.4 million (net of $2.5 million of deferred taxes), which is recorded as a Cumulative Effect of Change in

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


     Accounting Principle. The cumulative charge to earnings took into consideration the impact of adopting SFAS No. 143 on previous full-cost ceiling tests. SFAS No. 143 is silent with respect to whether prior period ceiling tests should be reflected in the implementation entry calculation; however, management believes that any impairment on the properties should be reflected in the historical periods. Had we not considered the impact of adopting SFAS No. 143 on previous full-cost ceiling tests, the charge recognized would have been reduced. Excluding the Cumulative Effect of Change in Accounting Principle, the adoption of SFAS No. 143 reduced our net income for the three months ended March 31, 2003 by approximately $0.2 million, or $0.01 per diluted share. The following provides a roll-forward of our asset retirement obligation:

                                                                                    2004               2003
                                                                             ----------------   ---------------
      Asset Retirement Obligation recorded as of January 1                   $     10,137,473   $     8,934,320
        Accretion expense for the three months ended March 31                         170,476           215,383
        Liabilities incurred for new wells and facilities construction                 81,953            35,843
        Reductions due to sold and abandoned wells                                   (26,000)               ---
        Increase due to currency exchange rate fluctuations                             4,077               ---
                                                                             ----------------   ---------------
      Asset Retirement Obligation as of March 31                             $     10,367,979   $     9,185,546
                                                                             ----------------   ---------------

     New Accounting Principles

         In March 2004, the FASB issued an exposure draft that would amend SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 95
     "Statement of Cash Flows." This exposure draft was issued to improve existing accounting rules and provide more complete, higher quality information for investors on employee stock compensation matters. The comment period for the exposure draft ends June 30, 2004. The exposure draft covers a wide range of equity-based arrangements including stock options. Under the FAS's proposal, share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to employee stock options only be disclosed in the footnotes of the financial statements. The Company is evaluating the effects that will result from future adoption of this proposed statement or related accounting changes.

         In January 2003, the FASB issued Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements (the "Interpretation"). The Interpretation significantly changes whether entities included in its scope are consolidated by their sponsors, transferors, or investors. The Interpretation introduces a new consolidation model-the variable interest model; which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation provides guidance for determining whether an entity lacks sufficient equity or its equity holders lack adequate decision-making ability. These variable interest entities ("VIEs") are covered by the Interpretation and are to be evaluated for consolidation based on their variable interests. These provisions applied immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in special purpose entities for periods ending after December 15, 2003. The provisions apply for all other types of variable interests in VIEs for periods ending after March 15, 2004. We have no variable interests in VIEs, nor do we have variable interests in special purpose entities. The adoption of this interpretation had no impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." We adopted these statements on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No.

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


     142, goodwill and other indefinite lived intangible assets are not amortized but reviewed annually for impairment.

         An issue, EITF Issue 04-2, had arisen for companies engaged in oil and gas exploration and production regarding the application of SFAS No. 141 and SFAS No. 142 as they relate to mineral rights held under lease or other contractual arrangements, and as to whether costs associated with these rights should be classified as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and to provide specific footnote disclosure. In March 2004, the Emerging Issues Task Force of the FASB reached a consensus that mineral rights are tangible assets. In April 2004, the FASB ratified the EITF's consensus by issuing FASB Staff Position (FSP) 141-1 and 142-1, which amend SFAS No. 141 and SFAS No. 142 to address the inconsistency between the EITF consensus on EITF Issue No. 04-02 and SFAS No. 141 and SFAS No. 142. The FSP is effective for reporting periods beginning after April 29, 2004 and defines mineral rights as tangible assets. These staff positions will have no impact on our consolidated financial statements.

 (3) LONG-TERM DEBT

         Our long-term debt as of March 31, 2004 and December 31, 2003, was as follows:

                                   March 31,            December 31,
                                     2004                   2003
                              ------------------    -------------------
 Bank Borrowings              $       32,500,000    $        15,900,000
 Senior Notes due 2009               124,376,926            124,354,783
 Senior Notes due 2012               200,000,000            200,000,000
                              ------------------    -------------------
           Long-Term Debt     $      356,876,926    $       340,254,783
                              ------------------    -------------------

         The unamortized discount on the Senior Notes due 2009 was $0.6 million at both March 31, 2004 and December 31, 2003, respectively.

     Bank Borrowings

         At March 31, 2004, we had $32.5 million in outstanding borrowings under our $300.0 million credit facility with a syndicate of ten banks that has a borrowing base of $250.0 million and expires in October 2005. At December 31, 2003, we had $15.9 million in outstanding borrowings under our credit facility. The interest rate is either (a) the lead bank's prime rate (4% at March 31, 2004) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. Of the $32.5 million borrowed at March 31, 2004, $30.0 million was borrowed at the LIBOR rate plus applicable margin, which was 2.34%, the remaining $2.5 million of borrowings was borrowed at 4%.

         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt or repurchasing our Senior Notes. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two active New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reaffirmed by our bank group at $250.0 million effective May 1, 2004. We requested that the commitment amount with our bank group be reduced to $150.0 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The next borrowing base review is scheduled for November 2004.

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


     Senior Notes Due 2009

         Our Senior Notes due 2009 consist of $125.0 million of 10.25% Senior Subordinated Notes due 2009. These Senior Notes were issued at 99.236% of the principal amount on August 4, 1999, and will mature on August 1, 2009. The Senior Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank borrowings. Interest on these Senior Notes is payable semiannually on February 1 and August 1. On or after August 1, 2004, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 105.125% of principal, declining to 100% in 2007. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these Senior Notes include, among other restrictions, a limit on repurchases by Swift of its common stock. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

     Senior Notes Due 2012

         Our Senior Notes due 2012 consist of $200.0 million of 9.375% Senior Subordinated Notes due 2012. The Senior Notes were issued on April 11, 2002 at 100% of the principal amount, and will mature on May 1, 2012. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank borrowings. Interest on the Senior Notes is payable semiannually on May 1 and November 1. On or after May 1, 2007, the Senior Notes are redeemable for cash at the option of Swift, with certain restrictions, at 104.688% of principal, declining to 100% in 2010. In addition, prior to May 1, 2005, we may redeem up to 33.33% of the Senior Notes with the proceeds of qualified offerings of our equity at 109.375% of the principal amount of the Senior Notes, together with accrued and unpaid interest. Upon certain changes in control of Swift, each holder of Senior Notes will have the right to require us to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these Senior Notes include, among other restrictions, a limit on repurchases by Swift of its common stock. We are currently in compliance with the provisions of the indenture governing the Senior Notes.

         The aggregate maturities on our long-term debt are $0, $32.5 million, $0, $0, $0, and $325.0 million for the remainder of 2004, 2005, 2006, 2007,
     2008, and thereafter, respectively.

(4)  FOREIGN ACTIVITIES

         As of March 31, 2004, our gross capitalized oil and gas property costs in New Zealand totaled approximately $212.0 million. Approximately $177.2 million has been included in the proved properties portion of our oil and gas properties, while $34.8 million is included as unproved properties. Our functional currency in New Zealand is the U.S. dollar.

                             SWIFT ENERGY COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


(5)  SEGMENT INFORMATION

         The Company has two reportable segments, one domestic and one foreign, that are in the business of crude oil and natural gas exploration and production. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and gas operations before other revenues, general and administrative expenses, and interest expense, net. The Company's reportable segments are managed separately based on their geographic locations. Financial information by operating segment is presented below:

                                                                       Three Months Ended March 31,
                                       --------------------------------------------------------------------------------------------
                                                           2004                                             2003
                                       -------------------------------------------     --------------------------------------------
                                                           New                                              New
                                          Domestic       Zealand         Total            Domestic         Zealand         Total
                                       -------------  -------------   ------------     -------------   -------------  -------------
Oil and gas sales                      $  54,666,162  $  11,287,608   $ 65,953,770     $  43,741,176   $  11,109,123  $  54,850,299

Costs and Expenses:
    Depreciation, depletion and
     amortization                         14,517,949      3,777,735     18,295,684         9,796,980       5,114,783     14,911,763
    Accretion of asset retirement
     obligation                              130,548         39,928        170,476           149,441          65,942        215,383
    Lease operating costs                  6,919,281      2,706,699      9,625,980         5,516,453       1,796,651      7,313,104
    Severance and other taxes              5,418,881        827,678      6,246,559         3,656,366         938,183      4,594,549
                                       -------------  -------------   ------------     -------------   -------------  -------------

Income from oil and gas operations     $  27,679,503  $   3,935,568   $ 31,615,071     $  24,621,936   $   3,193,564  $  27,815,500

    Price-risk  management  and other,
     net                                                                  (598,040)                                      (1,350,306)
    General and administrative, net                                      4,029,674                                        3,556,548
    Interest expense, net                                                6,901,175                                        6,684,902

Income before income taxes and
  cumulative effect of change in
  accounting principle                                                $ 20,086,182                                    $  16,223,744
                                                                      ============                                    =============

Property, plant and equipment, net     $ 657,041,778  $  177,414,396  $834,456,174     $ 575,025,253   $ 163,782,385  $ 738,807,638
                                       =============  =============   ============     =============   =============  =============

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis supplements and is provided to facilitate increased understanding of our consolidated financial statements and our accompanying notes included with this report.

     OVERVIEW

         For the first three months of 2004, Swift Energy had revenues of $65.4 million and production of 14.3 Bcfe. Our revenues were bolstered by oil and gas prices remaining strong in this period and domestic production in the first quarter of 2004 increasing by 35% to 10.4 Bcfe compared to the same period in 2003. We continued to focus our efforts and capital throughout the quarter on better infrastructure, increased production and the development of longer life oil reserves in the Lake Washington area. In January 2004, we produced over 12,000 gross (10,000 net) barrels of oil equivalent per day in Lake Washington, compared to approximately 5,000 gross (4,100 net) barrels of oil equivalent per day in January 2003. During 2004, we also allocated capital to development in our three other domestic core areas. New Zealand accounted for 3.9 Bcfe of production in the first quarter of 2004, a 25% decrease from production in the same period in 2003. Natural gas production in New Zealand declined due to minimum takes from the gas purchaser at TAWN. Increased use of hydroelectricity in New Zealand has contributed to a short-term reduction in market demand, which is expected to continue at least through the second quarter of this year. While our fields at TAWN have been able to meet minimum contracted volumes to date, it is anticipated, due to accelerated production in 2002 and 2003 along with natural gas declines, that these fields will not be able to meet the contracted volumes beginning in the second half of this year without additional development. We are currently considering drilling a development well in the Tariki field in the second half of this year, but to some extent, our ongoing activity at TAWN is affected by discussions with the gas purchaser. New Zealand natural gas and NGL contracts are denominated in the New Zealand dollar, which have significantly strengthened during the last several years against the U.S. Dollar.

         Our production costs were up in the first quarter of 2004 predominately due to increased production in Lake Washington, increased severance taxes, currency exchange rates and maintenance activities in New Zealand. Our general and administrative expenses increased in the first quarter of 2004 predominantly due an increase in franchise tax expense, increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act, as well as higher costs in our New Zealand operations due to currency exchange rates. We are working to reduce our production and general and administrative costs on a per unit produced basis for the remainder of 2004.

         Our debt to PV-10 ratio has remained relatively steady at 22% at December 31, 2003 and 21% at March 31, 2004. Our debt to capitalization ratio was 46% at March 31, 2004 and year-end 2003. Management continues to believe that our current cash flow is best utilized on capital projects rather than reducing debt. We will continue to look for opportunities in 2004 to improve our balance sheet and liquidity, but expect our capital expenditures to continue to equal or modestly exceed our cash flow for the near term.

         Our 2004 capital expenditure budget assumes increased drilling activity in all domestic core areas except Lake Washington. In Lake Washington, the 2004 budget assumes reduced drilling activity, 25 to 30 wells, accompanied by an extensive three-dimensional seismic survey, together with the analysis of the resulting data, to enhance our drilling program in the area for years to come. We plan to drill 15 to 18 wells in AWP Olmos, with the objective of again maintaining production levels in that area. Additionally, we expect to have ongoing exploratory efforts in our South Texas Garcia Ranch properties. In New Zealand, we plan to drill 8 to 12 wells, primarily in the areas in which we had success in 2003. We continue to see a tightening natural gas market and strengthening gas prices in New Zealand. For the remainder of 2004, we believe we are positioned for production growth of 11% to 17% and reserve growth of 5% to 8%, and expect commodity prices to remain strong.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT"S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     RESULTS OF OPERATIONS - Three Months Ended March 31, 2004 and 2003

         Revenues. Our revenues in the first quarter of 2004 increased by 22% compared to revenues in the same period in 2003, due primarily to an increase in oil prices and production from our Lake Washington area. Revenues from our oil and gas sales comprised substantially all of net revenues for the first quarter of 2004 and 2003. Natural gas production made up 41% of our production volumes in the first quarter of 2004 and 60% in the same 2003 period. Domestic natural gas production made up 52% of our total natural gas production volumes in the first quarter of 2004 and 47% in the comparable period of 2003.

         Oil and gas sales in the first quarter of 2004 increased by 20%, or $11.1 million, from the level of those revenues for the same period in 2003. Average prices received for oil, NGL and gas were $34.14 per Bbl, $22.30 per Bbl, and $3.64 per Mcf in the first quarter of 2004, respectively. In the first quarter of 2003, average prices received for oil, NGLSs and gas were $32.73 per Bbl, $21.90 per Bbl, and $3.71 per Mcf, respectively. The increase in production volumes during the first quarter of 2004 was primarily from our Lake Washington, AWP and Brookeland areas domestically, and the Rimu/Kauri area in New Zealand.

         In the first quarter of 2004, our $11.1 million increase in oil, NGL, and gas sales resulted from:

         oVolume variances that had a $9.8 million favorable impact on sales, with $16.5 million of increases coming from the 539,000 Bbl increase in oil and NGL sales volumes, offset by $6.7 million in decreases attributable to the 1.8 Bcf decrease in gas sales volumes.

         oPrice variances that had a $1.3 million favorable impact on sales, of which $1.7 million was attributable to the 4% increase in average combined oil and NGL prices received, partially offset by $0.4 million in decreases attributable to the 2% decrease in average gas prices received; and


         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four domestic core areas and two New Zealand core areas:

                                                                    Three Months March 31,
                                                                    ----------------------
        Area                            Oil and Gas Sales (In Millions)          Net Oil and Gas Sales Volumes (Bcfe)
        ----                         ---------------------------------------   -----------------------------------------
                                                  2004                 2003                2004                    2003
                                                  ----                 ----                ----                    ----
    AWP Olmos                                   $ 11.7               $ 12.5                 2.6                     2.0
    Brookeland                                     4.6                  4.3                 1.0                     0.8
    Lake Washington                               28.9                 11.1                 5.1                     2.0
    Masters Creek                                  5.1                  9.4                 1.0                     1.7
    Other                                          4.4                  6.5                 0.7                     1.2
                                     ------------------  -------------------   ----------------- -----------------------
          Total Domestic                        $ 54.7               $ 43.8                10.4                     7.7
                                     ------------------  -------------------   ----------------- -----------------------
    Rimu/Kauri                                     4.3                  1.5                 1.1                     0.5
    TAWN                                           7.0                  9.6                 2.8                     4.7
                                     ------------------  -------------------   ----------------- -----------------------
          Total New Zealand                     $ 11.3               $ 11.1                 3.9                     5.2
                                     ------------------  -------------------   ----------------- -----------------------
          Total                                 $ 66.0               $ 54.9                14.3                    12.9
                                     ==================  ===================   ================= =======================

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     The following table provides additional information regarding our oil and gas sales:

                                                    Net Sales Volume                            Average Sales Price
                                                    ----------------                            -------------------
                                        Oil         NGL          Gas       Combined        Oil         NGL         Gas
                                       (MBbl)      (MBbl)       (Bcf)        (Bcfe)       (Bbl)       (Bbl)        (Mcf)
                                    -----------  ----------  ----------  ------------  -----------  ----------  ----------
2003
----
Three Months Ended March 31:
     Domestic                               578         100         3.6           7.7       $32.80      $28.47       $6.03
     New Zealand                            112          73         4.1           5.2       $32.36      $12.89       $1.62
                                    -----------  ----------  ----------  ------------
           Total                            690         173         7.7          12.9       $32.73      $21.90       $3.71
                                    ===========  ==========  ==========  ============

2004
----
Three Months Ended March 31:
     Domestic                             1,018         211         3.1          10.4       $33.95      $24.31       $4.90
     New Zealand                            106          67         2.8           3.9       $36.03      $16.00       $2.27
                                    -----------  ----------  ----------  ------------
           Total                          1,124         278         5.9          14.3       $34.14      $22.30       $3.64
                                    ===========  ==========  ==========  =============


         Costs and Expenses. Our total expenses in the first quarter of 2004 increased $8.0 million, or 21%, compared to expenses in the same period in 2003. The majority of the increase was due to the $3.4 million increase in depreciation, depletion and amortization and the $2.3 million increase in lease operating costs, both of which increased as our production volumes increased in the 2004 period.

         As discussed in Note 1 to the Consolidated Financial Statements, we adopted SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 resulted in a one-time net of taxes charge of $4.4 million, which is recorded as a "Cumulative Effect of Change in Accounting Principle" in the 2003 consolidated statement of income.

         Our first quarter of 2004 general and administrative expenses, net, increased $0.5 million, or 13%, from the level of such expenses in the 2003 period. This increase is due primarily to an increase in franchise tax expense, increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act, as well as higher costs in our New Zealand operations due to currency exchange rates. Our general and administrative expenses per Mcfe produced were $0.28 per Mcfe in both the first quarter of 2004 and 2003. The portion of supervision fees recorded as a reduction of general and administrative expenses was $1.3 million for the first quarter of 2004 and $0.7 million for the 2003 period.

         Depreciation, depletion, and amortization of our oil and gas properties, or DD&A, increased $3.4 million, or 23%, in the first quarter of 2004 from 2003 levels. Domestically, DD&A increased $4.7 million in the 2004 period, mainly due to higher production in the 2004 period. In New Zealand, DD&A decreased by $1.3 million in the 2004 period due to decreased production. Our DD&A rate per Mcfe of production was $1.28 in the first quarter of 2004 and $1.16 in the comparable 2003 period.

         We  recorded  $0.2  million  of  accretion  on  our  asset   retirement
     obligation in both the first quarter of 2004 and 2003.

         Our lease operating costs per Mcfe produced were $0.67 in the first quarter of 2004 and $0.57 in the same period of 2003. The portion of supervision fees recorded as a reduction to production costs was $0 for the 2004 period and $0.5 million for the 2003 period. Our lease operating costs in the first quarter of 2004 increased

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     $2.3 million, or 32%, over the level of such expenses in the comparable 2003 period. Approximately $1.4 million of the increase in lease operating costs during the first quarter of 2004 was related to our domestic operations, which increased due to higher production from our Lake
     Washington, AWP, and Brookeland areas in that period. In New Zealand, production costs increased by $0.9 million in the first quarter of 2004 mainly due to the increase in currency exchange rates between the New Zealand dollar and the U.S. dollar, and scheduled maintenance activities in the first quarter of 2004.

         Severance and other taxes in the first quarter of 2004 increased $1.7 million, or 36%, over the level of such expenses in the comparable 2003 period. The increase is mainly due to higher commodity prices and increased Lake Washington production in the first quarter of 2004. Severance and other taxes, as a percentage of oil and gas sales, were approximately 9% and 8% in the first quarters of 2004 and 2003, respectively.

         Interest expense on our Senior Notes issued in April 2002, including amortization of debt issuance costs, totaled $4.8 million in both the first quarters of 2004 and 2003, respectively. Interest expense on our Senior Notes issued in July 1999, including amortization of debt issuance costs, totaled $3.3 million in both the first quarter of 2004 and 2003. Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.4 million in both the first quarter of 2004 and 2003. The total interest cost in the first quarter of 2004 was $8.5 million, of which $1.6 million was capitalized. The total interest cost in the first quarter of 2003 was $8.5 million, of which $1.8 million was capitalized.

         Income tax expense in the first quarter of 2004 includes a reduction from the U.S. statutory rate, primarily from the result of the currency exchange rate effect on the New Zealand deferred tax, along with a reduction in tax expense primarily attributable to an adjustment of the tax basis of the TAWN properties acquired in 2002.

         Net Income. Our net income in the first quarter of 2004 of $14.6 million was 139% higher, and Basic EPS of $0.53 was 136% higher, than our first quarter of 2003 net income of $6.1 million and Basic EPS of $0.22. Our Diluted EPS in the first quarter of 2004 of $0.52 was 132% higher than our 2003 Diluted EPS of $0.22. These amounts increased in the 2004 period as oil and gas sales increased due to higher commodity prices, increased domestic production, and the effect of the cumulative effect of change in accounting principle recognized in the first quarter of 2003.

     CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         We  had  no  material  changes  in  our  contractual   commitments  and
     obligations from December 31, 2003.

     COMMODITY PRICE TRENDS AND UNCERTAINTIES

         Oil and natural gas prices historically have been volatile and are expected to continue to be volatile in the future. The price of oil increased significantly in the first quarter of 2004 when compared to longer-term historical prices. Factors such as actions taken by OPEC, worldwide supply disruptions, worldwide economic conditions, weather conditions, and fluctuating currency exchange rates can cause wide fluctuations in the price of oil. Domestic natural gas prices increased significantly in the first quarter of 2003 when compared to longer-term historical prices, and have since declined somewhat. North American weather conditions, the industrial and consumer demand for natural gas, storage levels of natural gas, and the availability and accessibility of natural gas deposits in North America can cause significant fluctuations in the price of natural gas. Such factors are beyond our control.

     LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2004, we largely relied upon our net cash provided by operating activities of $39.6 million and proceeds from bank borrowings of $16.6 million to fund capital expenditures of $45.1

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     million.  During  the first  quarter of 2003,  we relied  upon our net cash
     provided  by  operating   activities  of  $26.8  million  to  fund  capital
     expenditures of $26.3 million.

         Net Cash Provided by Operating Activities. For the first quarter of 2004, net cash provided by our operating activities was $39.6 million, representing a 48% increase as compared to $26.8 million generated during the first quarter of 2003. The $12.8 million increase was primarily due to an increase of $11.1 million in oil and gas sales for the 2004 period, attributable to higher commodity prices and production, offset in part by lease operating cost increases due to higher domestic production and severance taxes due to higher commodity prices in the first quarter of 2004.

         Accounts Receivable. Included in the total "Accounts receivable" balance, which totaled $29.1 million and $27.4 million at March 31, 2004 and December 31, 2003, respectively, on the accompanying balance sheet, is approximately $2.3 million of receivables related to hydrocarbon volumes produced from 2001 and 2002 that have been disputed since early 2003. Accordingly, we did not record a receivable with regard to 2003 volumes. We assess the collectibility of trade and other receivables, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At March 31, 2004 and December 31, 2003, we had an allowance for doubtful accounts of $0.8. These allowances for doubtful accounts have been deducted from the total "Accounts receivable" balances on the accompanying consolidated balance sheet.

         Existing Credit Facility. We had $32.5 million in outstanding borrowings under our credit facility at March 31, 2004, and $15.9 million in outstanding borrowings at December 31, 2003. Our credit facility at March 31, 2004 consisted of a $300.0 million revolving line of credit with a $250.0 million borrowing base. The borrowing base is re-determined at least every six months and was reaffirmed by our bank group at $250.0 million, effective May 1, 2004. We requested that the commitment amount with our bank group be reduced to $150.0 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. Our revolving credit facility includes, among other restrictions, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital, debt, and equity ratios), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

         Debt Maturities. Our credit facility extends until October 1, 2005. Our $125.0 million Senior Notes mature August 1, 2009 and our $200.0 million Senior Notes mature May 1, 2012.

         Working Capital. Our working capital improved from a deficit of $35.1 million at December 31, 2003, to a deficit of $15.4 million at March 31, 2004. The improvement was primarily due to a decrease in accounts payable and accrued capital costs due to a reduction in our drilling activities at March 31, 2004.

         Capital Expenditures. During the first three months of 2004, we used $45.1 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

         Domestic activities of $36.5 million as follows:

         o   $31.2 million for drilling and developmental activity costs;

         o $4.7 million of domestic prospect costs, principally prospect leasehold, seismic and geological costs of unproved prospects;

         o $0.4 million relating to costs directly associated with evaluating potential producing property acquisitions; and

         o $0.2 million primarily for computer equipment, software, furniture, and fixtures.

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


         New Zealand activities of $8.6 million as follows:

         o   $7.0 million for drilling costs and developmental activity costs;

         o $1.5 million on prospect costs, principally seismic and geological costs;

         o   $0.1 million for fixed assets.

         We have spent considerable time and capital in 2003 and the first quarter of 2004, on significant facility capacity upgrades in the Lake Washington field to increase facility capacity to more than 20,000 barrels per day ('b/d') for crude oil, up from 9,000 b/d capacity in the first quarter 2003. Facility upgrades, most of which have been recently completed, and the commissioning of these upgrades, led to numerous planned production shut-in periods during the third and fourth quarters of 2003. We have upgraded three production platforms, added new compression for the gas lift system, and installed a new oil delivery system and permanent barge loading facility.

         We drilled or participated in drilling 12 domestic development wells and two domestic exploratory wells in the first quarter of 2004. Seven of the development wells and one exploratory well were in the Lake Washington area. Four of the development wells were in the AWP area. One domestic exploratory well and 11 of the domestic development wells were completed. In New Zealand, the Kauri-E3 well was completed while the Kauri-E4 began completion procedures.

         For the remaining nine months of 2004, we expect to make capital expenditures of approximately $90.0 to $120.0 million. We currently estimate total capital expenditures for 2004 to be approximately $133.0 to $163.0 million, excluding acquisition costs and net of approximately $3.0 million to $13.0 million in non-core property dispositions. Capital expenditures for 2003 were $144.5 million. The budget for 2004, as always, is dependent upon operational performance and commodity pricing levels during the year. Domestic activities account for the majority of budgeted spending, with the largest allocation going to the Lake Washington area.

         We believe that the anticipated internally generated cash flows for 2004, together with bank borrowings under our credit facility, will be sufficient to finance the costs associated with our currently budgeted 2004 capital expenditures. If producing property acquisitions become attractive during 2004, we will explore the use of debt and/or equity offerings to fund such activity.

         During the last nine months of 2004, we anticipate drilling or participating in the drilling of up to an additional 10 to 15 wells in our Lake Washington area, an additional 7 to 10 wells in our AWP area, and up to five additional wells, with varying working interest percentages, mainly in our South Texas areas. In addition, we plan on drilling an additional 2 to 3 Kauri wells, a Tariki well, and 4 to 6 Manutahi wells.

         Our 2004 capital expenditures continue to be focused on developing and producing long-lived oil reserves in Lake Washington and in the Rimu/Kauri area in New Zealand. With this focus, we expect our 2004 total production to increase by 11% to 17% over 2003 levels primarily from the Lake Washington area, while we expect production in our other core areas to decrease as limited new drilling is currently budgeted to offset the natural production decline of these properties. This drilling focus should help add long-lived oil reserves and should help develop an overall lesser production decline curve, which would extend our average reserve life and emphasize the balancing of our reserves between oil and gas.

     New Accounting Principles

         In March 2004, the FASB issued an exposure draft that would amend SFAS No. 123 "Accounting for Stock Based Compensation ' and SFAS No. 95 "Statement of Cash Flows." This exposure draft was issued to

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     improve existing accounting rules and provide more complete, higher quality information for investors on employee stock compensation matters. The comment period for the exposure draft ends June 30, 2004. The exposure draft covers a wide range of equity-based arrangements including stock options. Under the FASB's proposal, share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to employee stock options only be disclosed in the footnotes of the financial statements. The Company is evaluating the effects that will result from future adoption of this proposed statement or related accounting changes.

         In January 2003, the FASB issued Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements (the "Interpretation"). The Interpretation significantly changes whether entities included in its scope are consolidated by their sponsors, transferors, or investors. The Interpretation introduces a new consolidation model-the variable interest model; which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation provides guidance for determining whether an entity lacks sufficient equity or its equity holders lack adequate decision-making ability. These variable interest entities ("VIEs") are covered by the Interpretation and are to be evaluated for consolidation based on their variable interests. These provisions applied immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in special purpose entities for periods ending after December 15, 2003. The provisions apply for all other types of variable interests in VIEs for periods ending after March 15, 2004. We have no variable interests in VIEs, nor do we have variable interests in special purpose entities. The adoption of this interpretation had no impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." We adopted these statements on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and other indefinite lived intangible assets are not amortized but reviewed annually for impairment.

         An issue, EITF Issue 04-2, had arisen for companies engaged in oil and gas exploration and production regarding the application of SFAS No. 141 and SFAS No. 142 as they relate to mineral rights held under lease or other contractual arrangements, and as to whether costs associated with these rights should be classified as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and to provide specific footnote disclosure. In March 2004, the Emerging Issues Task Force of the FASB reached a consensus that mineral rights are tangible assets. In April 2004, the FASB ratified the EITF's consensus by issuing FASB Staff Position (FSP) 141-1 and 142-1, which amend SFAS No. 141 and SFAS No. 142 to address the inconsistency between the EITF consensus on EITF Issue No. 04-02 and SFAS No. 141 and SFAS No. 142. The FSP is effective for reporting periods beginning after April 29, 2004 and defines mineral rights as tangible assets. These staff positions will have no impact on our consolidated financial statemenst.

     Related-Party Transactions

         We have been the operator of a number of properties owned by our affiliated limited partnerships and, accordingly, charge these entities operating fees. The operating fees charged to the partnerships in the first quarter of 2004 and 2003 totaled less than $0.1 million, and are recorded as reductions of general and administrative expense in the 2004 period, and both general and administrative expense and oil and gas production expense in the 2003 period. We also have been reimbursed for direct, administrative, and overhead costs

                              SWIFT ENERGY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


     incurred in conducting the business of the limited partnerships, which totaled approximately less than $0.1 million in both the first three months of 2004 and 2003.


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

         Our price-risk management policy permits the utilization of derivative instruments (such as futures, forward and option contracts, and swaps) to mitigate price risk associated with fluctuations in oil and natural gas prices. Below is a description of the derivative instruments we have utilized to hedge our exposure to price risk.

    oPrice Floors - At March 31, 2004, we had in place price floors in effect through the June 2004 contract month for natural gas, these cover our domestic natural gas production for April 2004 to June 2004. The natural gas price floors cover notional volumes of 1,800,000 MMBtu, with a weighted average floor price of $4.83 per MMBtu. Our hedges in place at March 31, 2004 are expected to cover approximately 55% to 65% of our domestic natural gas production from April 2004 to June 2004.

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

     Foreign Currency Risk

         We are exposed to the risk of fluctuations in foreign currencies, most notably the New Zealand dollar. Fluctuations in rates between the New Zealand dollar and U.S. dollar may impact our financial results from our New Zealand subsidiaries since we have receivables, liabilities and natural gas and NGL sales contracts denominated in New Zealand dollar.

     Interest Rate Risk

         Our Senior Notes have a fixed interest rate, so consequently we are not exposed to cash flow risk from market interest rate changes on our Senior Notes. However, there is a risk that market rates will decline and the required interest payments on our Senior Notes may exceed those payments based on the current market rate. At March 31, 2004, we had $32.5 million in borrowings under our credit facility, which is subject to floating rates and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 40 basis points and would not have a material adverse effect on our 2004 cash flows based on this same level of borrowing.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Item 5.    Other Information

Our Insider Trading Policy allows directors and officers covered under the policy to establish stock trading plans under specified circumstances pursuant to Rule 10b5-1 established by the SEC under the Securities Exchange Act of 1934 to provide a safe harbor under certain provisions of that act. In April of 2004, one of our executive officers, Bruce Vincent, Executive Vice President-Corporate Development and Secretary, established a Rule 10b5-1 sales plan which specifies for future periods the trading period, the number of shares of common stock to be sold, and prices and conditions under which such shares may be sold. Under the trading plan, Mr. Vincent may sell up to an aggregate of 72,506 shares, which shares are principally acquirable under options that expire in 2004, during the period beginning on May 10, 2004 and ending on May 10, 2005. Under the trading plan, an independent broker will execute the trades pursuant to specific selling instructions provided by Mr. Vincent at the time the plan was established. Other directors or officers may establish Rule 10b5-1 trading plans in the future.


Item 6.    Exhibits & Reports on Form 8-K -

     (a)   Documents filed as part of the report

           (3) Exhibits

               31.1    Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2    Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

               32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K filed during the quarter ended March 31, 2004, which are incorporated herein by reference:

               On February 11, 2004, the Company filed a Current Report on Form 8-K that reported under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 12, "Results of Operations and Financial Conditions" relating to the press release announcement of fourth quarter and full year 2003 earnings.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY COMPANY
                                        (Registrant)


Date:     May 7, 2004                   By:   (original signed by)
     ------------------                    --------------------------
                                        Alton D. Heckaman, Jr.
                                        Senior Vice President
                                        Chief Financial Officer







Date:     May 7, 2004                   By:   (original signed by)
     ------------------                   ---------------------------
                                        David W. Wesson
                                        Controller and Principal Accounting
                                        Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Terry E. Swift, certify that:


1. I have reviewed this Quarterly Report on Form 10-Q for the period ended March 31, 2004, of Swift Energy Company;


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


4. The   registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





Date: May  7, 2004


                                        /s/ Terry E. Swift
                                    --------------------------------
                                          Terry E. Swift
                                           President and
                                      Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Alton D. Heckaman, Jr., certify that:


1. I have reviewed this Quarterly Report on Form 10-Q for the period ended March 31, 2004, of Swift Energy Company;


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


4. The  registrant's   other  certifying  officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





Date: May 7, 2004


                                              /s/ Alton D. Heckaman, Jr.
                                         ------------------------------------
                                                Alton D. Heckaman, Jr.
                                            Senior Vice President - Finance
                                                Chief Financial Officer

                                                                      Exhibit 32



      Certification of Chief Executive Officer and Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on May 7, 2004, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


Dated:  May 7, 2004
                                            /s/ Alton D. Heckaman, Jr.
                                      -------------------------------------
                                             Alton D. Heckaman, Jr.
                                        Senior Vice President-Finance and
                                           Chief Financial Officer




Dated:  May 7, 2004
                                               /s/ Terry E. Swift
                                      -------------------------------------
                                                 Terry E. Swift
                                      President and Chief Executive Officer