Form 10-Q
period 2004-06-30
SWIFT ENERGY CO
filed 2004-08-06
CIK 351817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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


             Common Stock                    27,947,350 Shares
             ($.01 Par Value)         (Outstanding at July 31, 2004)
             (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                PAGE
         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets
                    -  June 30, 2004 and December 31, 2003                                                     3

                    Consolidated Statement of Income
                    -  For the Three-month and Six-month periods ended
                       June 30, 2004 and 2003                                                                  4

                    Consolidated Statements of Stockholders' Equity
                     - For theSix-month period ended June 30, 2004 and
                       year ended December 31, 2003                                                            5

                    Consolidated Statements of Cash Flows
                    -  For the Six-month periods ended June 30, 2004 and 2003                                  6

                    Notes to Consolidated Financial Statements                                                 7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                 18

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                30

         Item 4.    Controls and Procedures                                                                   32

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                         33
         Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities        None
         Item 3.    Defaults Upon Senior Securities                                                         None
         Item 4.    Submission of Matters to a Vote of Security Holders                                     None
         Item 5.    Other Information                                                                         33
         Item 6.    Exhibit and Reports on Form 8-K                                                           33

SIGNATURES                                                                                                    35

                           CONSOLIDATED BALANCE SHEETS
                              SWIFT ENERGY COMPANY

                                                                               June 30, 2004              December 31, 2003
                                                                         -------------------------   ---------------------------
                                                                               (Unaudited)
                                  ASSETS
        Current Assets:
          Cash and cash equivalents..................................    $              86,879,237   $                 1,066,280
          Accounts receivable - .....................................
            Oil and gas sales........................................                   28,715,142                    26,082,650
            Joint interest owners....................................                    1,280,003                     1,350,707
          Other current assets.......................................                    8,271,903                     4,957,647
                                                                         -------------------------   ---------------------------
              Total Current Assets...................................                  125,146,285                    33,457,284
                                                                         -------------------------   ---------------------------

        Property and Equipment:
          Oil and gas, using full-cost accounting
            Proved properties being amortized........................                1,371,533,116                 1,305,763,355
            Unproved properties not being amortized..................                   68,570,079                    67,557,969
                                                                         -------------------------   ---------------------------
                                                                                     1,440,103,195                 1,373,321,324
          Furniture, fixtures, and other equipment...................                   11,303,233                    10,602,786
                                                                         -------------------------   ---------------------------
                                                                                     1,451,406,428                 1,383,924,110
          Less-Accumulated depreciation, depletion,
               and amortization......................................                 (605,343,453)                 (567,464,334)
                                                                         -------------------------   ---------------------------
                                                                                       846,062,975                   816,459,776
                                                                         -------------------------   ---------------------------
        Other Assets:
          Deferred income taxes......................................                    2,805,904                     1,905,909
          Debt issuance costs........................................                   11,304,599                     8,015,575
                                                                         -------------------------   ---------------------------
                                                                                        14,110,503                     9,921,484
                                                                         -------------------------   ---------------------------
                                                                         $             985,319,763    $              859,838,544
                                                                         =========================   ===========================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities:
          Accounts payable and accrued liabilities...................    $              19,988,733   $                26,247,477
          Accrued capital costs......................................                   15,737,355                    29,417,542
          Accrued interest...........................................                    7,448,478                     8,748,656
          Current portion of long-term debt..........................                   92,477,213                           ---
          Undistributed oil and gas revenues.........................                    6,387,622                     4,939,667
                                                                         -------------------------   ---------------------------
              Total Current Liabilities..............................                  142,039,401                    69,353,342
                                                                         -------------------------   ---------------------------

        Long-Term Debt...............................................                  350,000,000                   340,254,783
        Deferred Income Taxes........................................                   54,697,197                    43,498,682
        Asset Retirement Obligation..................................                    8,957,941                     9,340,473

        Commitments and Contingencies

        Stockholders' Equity:
          Preferred stock, $.01 par value, 5,000,000
            shares authorized, none outstanding......................                          ---                           ---
          Common stock, $.01 par value, 85,000,000 share authorized,
            28,392,853 and 28,011,109 shares issued, and 27,911,985
            and 27,484,091 shares outstanding, respectively..........                      283,929                       280,111
          Additional paid-in capital.................................                  338,816,308                   334,865,204
          Treasury stock held, at cost, 480,868 and
            527,018 shares, respectively.............................                   (6,896,245)                   (7,558,093)
          Retained earnings..........................................                   97,559,165                    70,073,384
          Other comprehensive loss, net of taxes.....................                     (137,933)                     (269,342)
                                                                         -------------------------   ---------------------------
                                                                                       429,625,224                   397,391,264
                                                                         -------------------------   ---------------------------
                                                                         $             985,319,763   $               859,838,544
                                                                         =========================   ===========================

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                              SWIFT ENERGY COMPANY
                                  (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                         -------------------------------   ----------------------------------
                                                             06/30/04        06/30/03           06/30/04          06/30/03
                                                         ---------------  --------------   -----------------  ---------------
Revenues:
  Oil and gas sales..................................    $    71,824,789  $   50,909,250   $     137,778,559  $   105,759,549
  Price-risk management and other, net...............           (781,054)       (191,721)         (1,379,094)      (1,542,027)
                                                         ---------------  --------------   -----------------  ---------------
                                                              71,043,735      50,717,529         136,399,465      104,217,522
                                                         ---------------  --------------   -----------------  ---------------

Costs and Expenses:
  General and administrative, net....................          4,175,559       3,337,995           8,205,233        6,894,543
  Depreciation, depletion and amortization...........         19,509,056      15,676,549          37,804,740       30,588,312
  Accretion  of  asset  retirement  obligation                   160,259         201,903             330,735          417,286
............
  Lease operating costs..............................         10,435,813       9,171,687          20,061,793       16,484,791
  Severance and other taxes..........................          6,927,269       4,582,724          13,173,828        9,177,273
  Interest expense, net..............................          7,143,389       6,672,867          14,044,564       13,357,769
  Debt retirement cost...............................          2,691,243             ---           2,691,243              ---
                                                         ---------------  --------------   -----------------  ---------------
                                                              51,042,588      39,643,725          96,312,136       76,919,974
                                                         ---------------  --------------   -----------------  ---------------

Income Before Income Taxes and Cumulative
  Effect  of Change  in  Accounting  Principle.......         20,001,147      11,073,804          40,087,329       27,297,548


Provision for Income Taxes...........................          7,103,220       3,852,378          12,601,548        9,591,185
                                                          --------------  --------------   -----------------  ---------------

Income Before Cumulative Effect of Change
  in Accounting Principle............................         12,897,927       7,221,426          27,485,781       17,706,363

Cumulative Effect of Change in Accounting
  Principle (net of taxes)...........................                ---             ---                 ---        4,376,852
                                                         ---------------  --------------   -----------------  ---------------

          Net Income.................................    $    12,897,927  $    7,221,426   $      27,485,781  $    13,329,511
                                                         ===============  ==============   =================  ===============

Per share amounts
     Basic:
            Income Before Cumulative Effect of
               Change in Accounting Principle .......    $          0.46  $         0.26   $            0.99  $          0.65
            Cumulative  Effect  of  Change in
               Accounting Principle..................                ---             ---                 ---            (0.16)
                                                         ---------------  --------------   -----------------  ---------------
            Net Income...............................    $          0.46  $         0.26   $            0.99  $          0.49
                                                         ===============  ==============   =================  ===============

     Diluted:
            Income Before Cumulative Effect of
               Change in Accounting Principle .......    $          0.46  $         0.26   $            0.98  $          0.65

            Cumulative Effect of Change in
               Accounting Principle..................                ---             ---                 ---            (0.16)
                                                         ---------------  --------------   -----------------  ---------------
                  Net Income.........................    $          0.46  $        0.26    $            0.98  $          0.49
                                                         ===============  ==============   =================  ===============

Weighted Average Shares Outstanding..................         27,742,444      27,311,170          27,647,636       27,277,156
                                                         ===============  ==============   =================  ===============


           See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              SWIFT ENERGY COMPANY
                                   (Unaudited)

                                                                                                       Accumulated
                                               Additional                                                 Other
                                                 Common      Paid-in        Treasury      Retained    Comprehensive
                                                Stock (1)    Capital         Stock        Earnings         Loss           Total
                                               ----------- ------------- ------------- -------------- --------------  -------------
     Balance, December 31, 2002                $   278,116 $ 333,543,471 $  (8,749,922)$  40,179,572  $     (178,053) $ 365,073,184
       Stock issued for benefit plans
          (83,201 shares)....................            1      (408,178)    1,191,829              -              -        783,652
       Stock options exercised
          (142,807 shares)...................        1,428     1,315,964             -              -              -      1,317,392
       Employee stock purchase plan
          (56,574 shares)....................          566       413,947             -              -              -        414,513
     Comprehensive income:
       Net income............................            -             -             -     29,893,812              -     29,893,812
       Change in fair value of cash flow
          hedges, net of income tax .........            -             -             -              -        (91,289)       (91,289)
                                                                                                                      -------------
        Total comprehensive income...........                                                                            29,802,523
                                               ----------- ------------- ------------- -------------- --------------  -------------

     Balance, December 31, 2003                $   280,111 $ 334,865,204 $  (7,558,093)$   70,073,384 $     (269,342) $ 397,391,264
                                               =========== ============= ============= ============== ==============  =============

       Stock issued for benefit plans
          (46,150 shares)....................            -       166,298       661,848              -              -        828,146
       Stock options exercised
          (331,999 shares)...................        3,321     3,289,406             -              -              -      3,292,727
       Employee stock purchase plan
          (49,745 shares)....................          497       495,400             -              -              -        495,897
     Comprehensive income:
       Net income............................            -             -             -     27,485,781              -     27,485,781
       Change in fair value of cash flow
          hedges, net of income tax..........            -             -             -              -        131,409        131,409
                                                                                                                      -------------
       Total comprehensive income............                                                                            27,617,190
                                               ----------- ------------- ------------- -------------- --------------  -------------

     Balance, June 30, 2004..................  $  283,929  $ 338,816,308 $  (6,896,245)$   97,559,165 $     (137,933) $ 429,625,224
                                               =========== ============= ============= ============== ==============  =============

     (1)$.01 par value



          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SWIFT ENERGY COMPANY
                                   (Unaudited)

                                                                                Period Ended June 30,
                                                                   ------------------------------------------------
                                                                            2004                       2003
                                                                   ---------------------      ---------------------
Cash Flows From Operating Activities:
  Net income....................................................   $          27,485,781      $          13,329,511
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Cumulative effect of change in accounting principle.........                     ---                  4,376,852
    Depreciation, depletion, and amortization...................              37,804,740                 30,588,312
    Accretion of asset retirement obligation....................                 330,735                    417,286
    Deferred income taxes.......................................              12,195,548                  9,460,394
    Debt retirement cost........................................                 899,226                        ---
    Other.......................................................                 363,958                    211,966
    Change in assets and liabilities -
      Increase in accounts receivable...........................              (3,445,623)                (5,375,296)
      Increase in accounts payable and accrued liabilities......                 962,744                    530,896
      Decrease in accrued interest..............................              (1,300,178)                   (18,080)
                                                                   ---------------------      ---------------------

            Net Cash Provided by Operating Activities...........              75,296,931                 53,521,841
                                                                   ---------------------      ---------------------

Cash Flows From Investing Activities:
  Additions to property and equipment...........................             (85,926,359)               (62,260,796)
  Proceeds from the sale of property and equipment..............               1,274,935                    755,450
  Net cash distributed as operator of
    oil and gas properties......................................              (5,781,399)                (1,956,188)
  Net cash received (distributed) as operator of partnerships
    and joint ventures..........................................                 224,482                   (254,929)
  Other.........................................................                 (17,607)                   (86,372)
                                                                   ---------------------      ---------------------

            Net Cash Used in Investing Activities...............             (90,225,948)               (63,802,835)
                                                                   ---------------------      ---------------------

Cash Flows From Financing Activities:
  Proceeds from long-term debt..................................             150,000,000                        ---
  Payments of long-term debt....................................             (32,076,000)                       ---
  Net proceeds from (payments of) bank borrowings...............             (15,900,000)                 7,500,000
  Net proceeds from issuances of common stock...................               2,923,516                  1,090,996
  Payments of debt issuance costs...............................              (4,205,542)                       ---
                                                                   ---------------------      ---------------------

            Net Cash Provided by Financing Activities...........             100,741,974                  8,590,996
                                                                   ---------------------      ---------------------

Net Increase (Decrease) in Cash and Cash Equivalents............              85,812,957                 (1,689,998)
Cash and Cash Equivalents at Beginning of Period................               1,066,280                  3,816,107
                                                                   ---------------------      ---------------------
Cash and Cash Equivalents at End of Period......................   $          86,879,237      $           2,126,109
                                                                   =====================      =====================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  Capitalized...................................................   $          14,774,142      $          12,831,097
Cash paid during period for income taxes........................   $             406,000      $             130,791


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SWIFT ENERGY COMPANY


 (1)  General Information

         The consolidated financial statements included herein have been prepared by Swift Energy Company and are unaudited, except for the consolidated balance sheet at December 31, 2003 and consolidated statement of stockholders' equity for the year ended December 31, 2003, which have been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of our management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. Certain reclassifications have been made to prior period financial information to conform to the current period presentation. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

 (2)  Summary Of Significant Accounting Policies

       Oil and Gas Properties

         We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the six months ended June 30, 2004 and 2003, such internal costs capitalized totaled $6.2 million in each period. Interest costs are also capitalized to unproved oil and gas properties. For the six months ended June 30, 2004 and 2003, capitalized interest on our unproved properties totaled $3.2 million and $3.5 million, respectively. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

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

         We compute the provision for depreciation, depletion, and amortization of oil and gas properties by the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties --including future development costs, gas processing facilities and capitalized asset retirement obligations, but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period. This calculation is done on a country-by-country basis. Furniture, fixtures, and other equipment are depreciated by the straight-line method at rates based on the estimated useful lives of the property. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

                              SWIFT ENERGY COMPANY


         Geological and geophysical (G&G) costs incurred on developed properties are recorded in Proved Property and therefore subject to amortization. In exploration areas, G&G costs are capitalized in Unproved Property and evaluated as part of the total capitalized costs associated with a prospect.

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

         Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, including gas processing facilities and capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the asset retirement obligation liability is limited to the sum of the estimated future net revenues from proved properties, excluding cash outflows from asset retirement obligations, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). Our hedges at June 30, 2004 consisted of natural gas price floors, crude oil price floors and crude oil collars with strike prices lower than the period end price and thus did not affect prices used in this calculation. This calculation is done on a country-by-country basis for those countries with proved reserves.

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

         Given the volatility of oil and gas prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline from our period-end prices used in the Ceiling Test, even if only for a short period, it is possible that non-cash write-downs of oil and gas properties could occur in the future.

       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Swift Energy Company and our wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with a focus on onshore and inland waters oil and natural gas reserves in Texas and Louisiana, as well as onshore oil and natural gas reserves in New Zealand. Our investments in affiliated oil and gas partnerships and other ventures are accounted for using the proportionate consolidation method, whereby our proportionate share of assets, liabilities, revenues, and expenses are included in the appropriate classifications in the consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

       Accounts Receivable

         Included in the "Accounts receivable" balance, which totaled $30.0 million and $27.4 million at June 30, 2004 and December 31, 2003, respectively, on the accompanying consolidated balance sheets, is approximately $2.3 million of receivables related to hydrocarbon volumes produced during 2001 and 2002 that have been disputed since early 2003. Accordingly, we did not record a receivable with regard to 2003 disputed volumes.

                              SWIFT ENERGY COMPANY


         We continually assess the collectibility of trade and other receivables, and based on our judgment, we establish a reserve when we believe a receivable may not be collected. At both June 30, 2004 and December 31, 2003, we had an allowance for doubtful accounts of $0.8 million. These allowances for doubtful accounts have been deducted from the total "Accounts receivable" balances on the accompanying consolidated balance sheets.

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

       Income Taxes

         Income tax expense in the first six months of 2004 includes a reduction from the U.S. statutory rate, primarily from the result of the currency exchange rate effect on the New Zealand deferred tax, along with a reduction in tax expense primarily attributable to an adjustment of the tax basis of the TAWN properties acquired in 2002.

       Earnings Per Share

         Basic earnings per share ("Basic EPS") have been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share ("Diluted EPS") for all periods also assume, as of the beginning of the period, exercise of stock options using the treasury stock method. Certain of our stock options that would potentially dilute Basic EPS in the future were antidilutive for the three months and six months ended June 30, 2004 and 2003 were excluded. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three-month and six-month periods ended June 30, 2004 and 2003:

                                                                  Three Months Ended June 30,
                                       --------------------------------------------------------------------------------
                                                         2004                                    2003
                                       --------------------------------------  ----------------------------------------
                                            Net                     Per Share       Net                     Per Share
                                           Income       Shares       Amount        Income       Shares        Amount
                                       ------------- ------------  ----------  -------------- ------------  ----------
   Basic EPS:
     Net Income Before Cumulative
       Effect of Change in Accounting
       Principle and Share Amounts....   $12,897,927   27,742,444        $.46      $7,221,426   27,311,170         $.26
     Stock Options....................           ---      555,300                         ---      108,323
                                       ------------- ------------              -------------- ------------
   Diluted EPS:
    Net Income Before Cumulative
       Effect of Change in Accounting
       Principle and Assumed Share
       Conversions....................   $12,897,927   28,297,744        $.46      $7,221,426   27,419,493         $.26
                                       ------------- ------------              -------------- ------------

                              SWIFT ENERGY COMPANY

                                                                   Six Months Ended June 30,
                                       --------------------------------------------------------------------------------
                                                      2004                                      2003
                                       --------------------------------------  ----------------------------------------
                                           Net                     Per Share       Net                     Per Share
                                          Income       Shares        Amount       Income        Shares        Amount
                                       -------------- -----------  ----------  -------------- ------------   ----------
   Basic EPS:
     Net Income Before Cumulative
       Effect of Change in Accounting
       Principle and Share Amounts       $27,485,781   27,647,636        $.99     $17,706,363   27,277,156         $.65
     Stock Options....................           ---      504,626                         ---       85,976
                                       ------------- ------------              -------------- ------------
   Diluted EPS:
    Net Income Before Cumulative
       Effect of Change in Accounting
       Principle and Assumed Share
       Conversions....................   $27,485,781   28,152,262        $.98     $17,706,363   27,363,132         $.65
                                       ------------- ------------              -------------- ------------


         Options to purchase approximately 2.9 million shares of common stock, at an average exercise price of $17.37 were outstanding at June 30, 2004, and options to purchase approximately 2.9 million shares of common stock, at an average price of $16.66 were outstanding at June 30, 2003. Approximately 0.9 million and 1.6 million options to purchase shares were not included in the computation of Diluted EPS for the three-month periods ended June 30, 2004 and 2003, respectively, and approximately 1.0 million and 1.7 million options to purchase shares were not included in the computation of Diluted EPS for the six-month periods ended June 30, 2004 and 2003, respectively, because the options were antidilutive, given that the option price was greater than the average closing market price of the common shares during those periods.

       Other Comprehensive Loss

         In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At June 30, 2004, we recorded $137,933, net of taxes of $77,588, of derivative losses in "Other comprehensive loss" on the accompanying balance sheet. The components of accumulated other comprehensive loss and related tax effects for the six-month period ended June 30, 2004 were as follows:

                                                         Gross Value         Tax Effect       Net of Tax Value
                                                       ----------------    ---------------    ----------------
        Balance at December 31, 2003................   $        420,847    $       151,505    $        269,342
        Change in fair value of cash flow hedges ...            869,010            312,844             556,166
        Effect of cash flow hedges settled
           during the period........................         (1,074,336)          (386,761)           (687,575)
                                                       ----------------    ---------------    ----------------
        Balance at June 30, 2004....................   $        215,521    $        77,588    $        137,933
                                                       ================    ===============    ================


         For the six-month periods ended June 30, 2004 and 2003, total comprehensive income was $27.6 million and $13.1 million, respectively. For the three-month periods ended June 30, 2004 and 2003, total comprehensive income was $13.0 million and $7.1 million, respectively.

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

                              SWIFT ENERGY COMPANY


      our net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                                                            Three Months Ended June 30,
                                                                                -----------------------------------------------
                                                                                          2004                       2003
                                                                                ----------------------      -------------------
      Net Income:       As Reported............................................            $12,897,927               $7,221,426
                        Stock-based employee compensation expense
                           determined under fair value method for
                          all awards, net of tax...............................             (1,088,520)              (1,041,376)
                                                                                ----------------------      -------------------
                        Pro Forma..............................................            $11,809,407               $6,180,050

      Basic EPS:        As Reported............................................                   $.46                     $.26
                        Pro Forma..............................................                   $.43                     $.23

      Diluted EPS:      As Reported............................................                   $.46                     $.26
                        Pro Forma..............................................                   $.42                     $.23


                                                                                             Six Months Ended June 30,
                                                                                -----------------------------------------------
                                                                                          2004                       2003
                                                                                ----------------------      -------------------

      Net Income:       As Reported............................................            $27,485,781              $13,329,511
                        Stock-based employee compensation expense
                           determined under fair value method for
                          all awards, net of tax...............................             (2,110,826)              (2,023,318)
                                                                                ----------------------      -------------------
                        Pro Forma..............................................            $25,374,955              $11,306,193

      Basic EPS:        As Reported............................................                   $.99                     $.49
                        Pro Forma..............................................                   $.92                     $.41

      Diluted EPS:      As Reported............................................                   $.98                     $.49
                        Pro Forma..............................................                   $.90                     $.41

         Pro forma compensation cost reflected above may not be representative of the cost to be expected in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

       Price-Risk Management Activities

         Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The statement also establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. Hedge accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item in the income statements and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Hedges that do not meet the criteria for hedge accounting are accounted for under mark to market accounting.

         We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. During the second quarters of 2004 and 2003, we recognized net losses of $0.5 million and $0.4 million, respectively, relating to our derivative activities. During the first six months of 2004 and 2003, we recognized net losses of $1.1 million and $1.8 million, respectively, relating to our derivative activities. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At June 30, 2004, we had recorded $0.1 million, net of taxes of $0.1 million, of derivative losses in "Other comprehensive loss" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that

                              SWIFT ENERGY COMPANY


      were qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for the first six months of 2004 and 2003 was not material. We expect to reclassify all amounts currently held in "Other comprehensive loss" into the statement of income within the next six months when the forecasted sale of hedged production occurs.

         As of June 30, 2004, we had in place natural gas price floors in effect for the July 2004 contract month through the December 2004 contract month, which cover a portion of our domestic natural gas production for July 2004 to December 2004. The natural gas price floors cover notional volumes of 2,160,000 Mmbtu with a weighted average floor price of $5.60 per Mmbtu. Our natural gas hedges in place at June 30, 2004 are expected to cover approximately 50% to 55% of our domestic natural gas production from July 2004 to September 2004, and approximately 10% to 15% of our domestic natural gas production from October 2004 to December 2004. As of June 30, 2004, we also had crude oil price floors and a crude oil "collar" financial transaction in effect for the July 2004 contract month through the September 2004 contract month, which cover a portion of our domestic crude oil production for July 2004 through September 2004. The crude oil price floors cover notional volumes of 225,000 barrels with a weighted average floor price of $31.40 per barrel. The crude oil collar covers notional volumes for the month of September 2004 of 75,000 barrels for the price floor and 30,000 barrels for the price ceiling, with a floor price of $31 per barrel and a ceiling price of $42.50 per barrel. Our crude oil floors and collar in place at June 30, 2004 are expected to cover approximately 25% to 30% of our domestic crude oil production from July 2004 to September 2004.

         When we entered into these transactions, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of natural gas and crude oil production. Changes in the fair value of a hedge that is highly effective and is designated and documented and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in "Other comprehensive income (loss)." When the hedged transactions are recorded upon the actual sale of oil and natural gas, these gains or losses are reclassified from "Other comprehensive income
      (loss)" and recorded in "Price-risk management and other, net" on the consolidated statement of income. The fair value of our derivatives are computed using the Black-Scholes option pricing model and are periodically verified against quotes from brokers. The fair value of these instruments at June 30, 2004, was $0.2 million and is recognized on the balance sheet in "Other current assets."

       Asset Retirement Obligation

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. The liability is discounted from the year the well is expected to deplete. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated on a unit of production basis over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. SFAS No. 143 was adopted by us effective January 1, 2003. Upon adoption of SFAS No. 143 effective January 1, 2003, we recorded an asset retirement obligation of $8.9 million, an addition to oil and gas properties of $2.0 million and a non-cash charge of $4.4 million (net of $2.5 million of deferred taxes), which is recorded as a Cumulative Effect of Change in Accounting Principle. The cumulative charge to earnings took into consideration the impact of adopting SFAS No. 143 on previous full-cost ceiling tests. SFAS No. 143 is silent with respect to whether prior period ceiling tests should be reflected in the implementation entry calculation; however, management believes that any impairment on the properties should be reflected in the historical periods. Had we not considered the impact of adopting SFAS No. 143 on previous full-cost ceiling tests, the charge recognized would have been reduced. Excluding the Cumulative Effect of Change in Accounting Principle, the adoption of SFAS No. 143 reduced our net income for the three months and six months ended June 30, 2003 by approximately $0.2 million and $0.3 million, respectively, or less than $0.01 per diluted share in each of the 2003 periods. The following is a roll-forward of our asset retirement obligation:

                              SWIFT ENERGY COMPANY

                                                                                    2004               2003
                                                                             -----------------   ----------------
      Asset Retirement Obligation recorded as of January 1.................  $      10,137,473   $      8,934,320
        Accretion expense for the six months ended June 30.................            330,735            417,286
        Liabilities incurred for new wells and facilities construction.....            191,491            387,073
        Reductions due to sold, or plugged and abandoned wells.............           (216,484)          (219,068)
        Increase due to currency exchange rate fluctuations................            (14,274)               ---
                                                                             -----------------   ----------------
      Asset Retirement Obligation as of June 30............................  $      10,428,941    $     9,519,611
                                                                             -----------------   ----------------


         At June 30, 2004 and December 31, 2003, approximately $1.5 million and $0.7 million, respectively, of our asset retirement obligation is classified as a current liability in "Accounts payable and accrued liabilities" on the accompanying consolidated balance sheets.

       New Accounting Principles

         In March 2004, the FASB issued an exposure draft that would amend SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 95 "Statement of Cash Flows." This exposure draft was issued to improve existing accounting rules and provide more complete, higher quality information for investors on employee stock compensation matters. The comment period for the exposure draft ended June 30, 2004. The exposure draft covers a wide range of equity-based arrangements including stock options. Under the FASB's proposal, share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance allows that the expense relating to employee stock options to only be disclosed in the footnotes of the financial statements. We are evaluating the effects that will result from future adoption of this proposed statement.

         In January 2003, the FASB issued Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements (the "Interpretation"). The Interpretation significantly changes whether entities included in its scope are consolidated by their sponsors, transferors, or investors. The Interpretation introduces a new consolidation model - the variable interest model; which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation provides guidance for determining whether an entity lacks sufficient equity or its equity holders lack adequate decision-making ability. These variable interest entities ("VIEs") are covered by the Interpretation and are to be evaluated for consolidation based on their variable interests. These provisions applied immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in special purpose entities for periods ending after December 15, 2003. The provisions apply for all other types of variable interests in VIEs for periods ending after March 15, 2004. We have no variable interests in VIEs, nor do we have variable interests in special purpose entities. The adoption of this interpretation had no impact on our financial position or results of operations.

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

         An issue, EITF Issue 04-2, had arisen for companies engaged in oil and gas exploration and production regarding the application of SFAS No. 141 and SFAS No. 142 as they relate to mineral rights held under lease or other contractual arrangements, and as to whether costs associated with these rights should be classified as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and to provide

                              SWIFT ENERGY COMPANY


      specific footnote disclosure. In March 2004, the Emerging Issues Task Force of the FASB reached a consensus that mineral rights are tangible assets. In April 2004, the FASB ratified the EITF's consensus by issuing FASB Staff Position (FSP) 141-1 and 142-1, which amend SFAS No. 141 and SFAS No. 142 to address the inconsistency between the EITF consensus on EITF Issue No. 04-02 and SFAS No. 141 and SFAS No. 142. The FSP is effective for reporting periods beginning after April 29, 2004 and defines mineral rights as tangible assets. The comment period on the FSP extends until August 17, 2004. These staff positions will have no impact on our consolidated financial statements.

 (3)  Long-Term Debt

         Our long-term debt, including the current portion, as of June 30, 2004 and December 31, 2003, was as follows:

                                                         June 30,                 December 31,
                                                          2004                        2003
                                                    ------------------        -------------------
        Bank Borrowings...........................  $              ---        $        15,900,000
        Senior Subordinated Notes due 2009...               92,477,213                124,354,783
        Senior Notes due 2011.....................         150,000,000                        ---
        Senior Subordinated Notes due 2012...              200,000,000                200,000,000
                                                    ------------------        -------------------
                  Long-Term Debt................... $      442,477,213        $       340,254,783
                                                    ------------------        -------------------


         The unamortized discount on the Senior Subordinated Notes due 2009 was $0.4 million at June 30, 2004 and $0.6 million at December 31, 2003, respectively. The balance of our Senior Subordinated Notes due 2009 is classified as a current liability in "Current portion of long-term debt" on the accompanying consolidated balance sheets as these were redeemed on August 1, 2004.


       Bank Borrowings

         At June 30, 2004, we had no outstanding borrowings under our $400.0 million credit facility with a syndicate of ten banks that has a borrowing base of $250.0 million and expires in October 2008. At December 31, 2003, we had $15.9 million in outstanding borrowings under our credit facility. The interest rate is either (a) the lead bank's prime rate (4.25% at June 30, 2004) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. In June 2004, we increased, renewed and extended this credit facility, increasing the facility to $400 million from $300 million and extending its expiration to October 1, 2008 from October 1, 2005. The other terms of the credit facility, such as the borrowing base amount and commitment amount, stayed largely the same.

         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital and EBITDAX ratios), and limitations on incurring other debt or repurchasing our
      Senior Subordinated Notes due 2011 or Senior Notes due 2012. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two active New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reaffirmed by our bank group at $250.0 million effective May 1, 2004. We requested that the commitment amount with our bank group be reduced to $150.0 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The next borrowing base review is scheduled for November 2004.

                              SWIFT ENERGY COMPANY


       Senior Subordinated Notes Due 2009

         These notes consisted of $125.0 million of 10 1/4% Senior Subordinated Notes due August 2009, which were issued at 99.236% of the principal amount on August 4, 1999, and were to mature on August 1, 2009. These notes were unsecured senior subordinated obligations. Interest on these notes had been payable semi-annually on February 1 and August 1. In June 2004, we repurchased $32.1 million of these notes pursuant to a tender offer. In the second quarter of 2004, we recorded a charge of $2.7 million related to the repurchase of these notes, which is recorded in "Debt retirement costs" on the consolidated statement of income. The costs were comprised of approximately $1.8 million of premiums paid to repurchase the notes, $0.6 million to write-off unamortized debt issuance costs, $0.2 million to write-off  unamortized  debt  discount and  approximately  $0.1 million of other costs. In July 2004, we repurchased approximately $0.5 million of these notes, and as of August 1, 2004, we redeemed the remaining $92.5 million in outstanding notes. In the third quarter of 2004, we will record approximately $6.9 million of debt retirement costs related to the redemption of these remaining notes. The balance of the remaining notes at June 30, 2004, has been classified as "Current portion of long-term debt" on the accompanying consolidated balance sheets.

       Senior Notes Due 2011

         These notes consist of $150.0 million of 7 5/8% Senior Notes due 2011, which were issued on June 23, 2004 at 100% of the principal amount and will mature on July 15, 2011. The notes are senior unsecured obligations that rank equally with all of our existing and future senior unsecured indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under our bank credit facility, and rank senior to all of our existing and future subordinated indebtedness. Interest on the Senior Notes is payable semi-annually on January 15 and July 15, and commences on January 15, 2005. On or after July 15, 2008, we may redeem some or all of the Senior Notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 103.813% of principal, declining to 100% in 2010 and thereafter. In addition, prior to July 15, 2007, we may redeem up to 35% of the Senior Notes with the net proceeds of qualified offerings of our equity at a redemption price of 107.625% of the principal amount of the Senior Notes, plus accrued and unpaid interest. We incurred approximately $3.9 million of debt issuance costs related to these notes, which is included in "Debt issuance costs" on the accompanying consolidated balance sheets and will be amortized to interest expense over the life of the notes using the effective interest method. Upon certain changes in control of Swift Energy, each holder of Senior Notes will have the right to require us to repurchase all or any part of the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these Senior Notes include, among other restrictions, a limitation on how much of our own common stock we may repurchase. We are currently in compliance with the provisions of the indenture governing these Senior Notes due 2011.

       Senior Subordinated Notes Due 2012

         These notes consist of $200.0 million of 9 3/8% Senior Subordinated Notes due 2012, which were issued on April 16, 2002 at 100% of the principal amount, and will mature on May 1, 2012. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including borrowings under our bank credit facility. Interest on these notes is payable semi-annually on May 1 and November 1. On or after May 1, 2007, we may redeem these notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 104.688% of principal, declining to 100% in 2010. In addition, prior to May 1, 2005, we may redeem up to 33.33% of these notes with the net proceeds of qualified offerings of our equity at 109.375% of the principal amount of the notes, plus accrued and unpaid interest. Upon certain changes in control of Swift Energy, each holder of these notes will have the right to require us to repurchase the Senior Subordinated Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these notes include, among other restrictions, a limitation on how much of our own common stock we may repurchase. We are currently in compliance with the provisions of the indenture governing these Senior Subordinated Notes due 2012.

                              SWIFT ENERGY COMPANY


         The aggregate maturities on our long-term debt are $92.9 million in 2004, $0 in 2005, 2006, 2007, 2008 and $350.0 million thereafter, respectively.

(4)   Foreign Activities

         As of June 30, 2004, our gross capitalized oil and gas property costs in New Zealand totaled approximately $222.6 million. Approximately $187.9 million has been included in the proved properties portion of our oil and gas properties, while $34.7 million is included as unproved properties. Our functional currency in New Zealand is the U.S. dollar.

(5)   Segment Information

         The Company has two reportable segments, one domestic and one foreign, which are in the business of crude oil and natural gas exploration and production. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and gas operations before price-risk management and other, general and administrative expenses, interest expense, net and debt retirement costs. The Company's reportable segments are managed separately based on their geographic locations. Financial information by operating segment is presented below:

                                                                       Three Months Ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                 2004                                       2003
                                                 ---------------------------------------  -----------------------------------------
                                                                  New                                        New
                                                   Domestic     Zealand        Total        Domestic       Zealand        Total
                                                 ------------ ------------ -------------  ------------- ------------- -------------
Oil and gas sales............................... $ 59,755,056 $ 12,069,733 $  71,824,789  $  39,977,699 $  10,931,551 $  50,909,250

Costs and Expenses:
    Depreciation, depletion and amortization ...   14,903,238    4,605,818    19,509,056     11,065,738     4,610,811    15,676,549
    Accretion of asset retirement obligation ...      119,699       40,560       160,259        148,082        53,821       201,903
    Lease operating costs.......................    7,935,048    2,500,764    10,435,812      6,430,837     2,740,850     9,171,687
    Severance and other taxes...................    6,062,585      864,685     6,927,270      3,668,249       914,475     4,582,724
                                                 ------------ ------------ ------------   ------------- ------------- -------------

Income from oil and gas operations.............. $ 30,734,486 $  4,057,906 $  34,792,392  $  18,664,793 $   2,611,594 $  21,276,387

    Price-risk management and other, net .......                                (781,054)                                  (191,721)

    General and administrative, net.............                               4,175,559                                  3,337,995
    Interest expense, net.......................                               7,143,389                                  6,672,867
    Debt retirement cost........................                               2,691,243                                        ---
                                                                           -------------                              -------------

Income  before income taxes and cumulative
    effect of change in accounting principle ...                           $  20,001,147                              $  11,073,804
                                                                           =============                              =============

                                                                         Six Months Ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                  2004                                      2003
                                                 ---------------------------------------  -----------------------------------------
                                                                  New                                        New
                                                   Domestic     Zealand        Total         Domestic      Zealand        Total
                                                 ------------ ------------ -------------  ------------- ------------- -------------
Oil and gas sales............................... $114,421,220 $ 23,357,339 $ 137,778,559  $  83,718,875 $  22,040,674 $ 105,759,549

Costs and Expenses:
    Depreciation, depletion and amortization ...   29,421,187    8,383,553    37,804,740     20,862,718     9,725,594    30,588,312
    Accretion of asset retirement obligation ...      250,247       80,488       330,735        297,523       119,763       417,286
    Lease operating costs.......................   14,854,330    5,207,463    20,061,793     11,947,290     4,537,501    16,484,791
    Severance and other taxes...................   11,481,465    1,692,363    13,173,828      7,324,615     1,852,658     9,177,273
                                                 ------------ ------------ -------------  ------------- ------------- -------------

Income from oil and gas operations.............. $ 58,413,991 $  7,993,472 $  66,407,463  $  43,286,729 $   5,805,158 $  49,091,887

    Price-risk management and other, net .......                              (1,379,094)                                (1,542,027)

    General and administrative, net.............                               8,205,233                                  6,894,543
    Interest expense, net.......................                              14,044,564                                 13,357,769
    Debt retirement cost........................                               2,691,243                                        ---
                                                                           -------------                              -------------
Income  before income taxes and cumulative
    effect of change in accounting principle ...                           $  40,087,329                              $  27,297,548
                                                                           =============                              =============

Property, plant and equipment, net.............. $662,588,304 $183,474,671 $ 846,062,975  $ 591,373,155 $ 167,176,684 $ 758,549,839
                                                 ============ ============ =============  ============= ============= =============



 (6)  Subsequent Event

         In July 2004, we repurchased approximately $0.5 million of Senior Subordinated Notes due 2009 pursuant to a tender offer we initiated in June 2004. Effective August 1, 2004, we repurchased the remaining $92.5 million of these notes. In the third quarter of 2004, we will record approximately $6.9 million of debt retirement costs related to the repurchase of these remaining notes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SWIFT ENERGY COMPANY

         You should read the following discussion and analysis in conjunction with our financial information and our consolidated financial statements and notes thereto included in this report. The following information contains forward-looking statements. For a discussion of limitations inherent in forward-looking statements, see "Forward-Looking Statements" on page 29 of this report.

      Overview

         For the first six months of 2004, we had revenues of $136.4 million and production of 28.5 Bcfe. Our revenues were bolstered by oil and gas prices remaining strong during this period and our domestic production for the first six months of 2004 increasing by 27% to 20.6 Bcfe compared to the same period in 2003. We continued to focus our efforts and capital throughout the second quarter on infrastructure improvements, increased production and the development of longer life reserves in the Lake
      Washington and AWP Olmos areas. In the first six months of 2004, we produced approximately 11,800 net barrels of oil equivalent per day in Lake Washington, compared to approximately 5,400 net barrels of oil equivalent per day in the same period of 2003. During 2004, we also allocated capital to development in our three other domestic core areas. New Zealand accounted for 7.9 Bcfe of production in the first six months of 2004, a 21% decrease from production in the same period in 2003. Natural gas production in New Zealand declined primarily due to minimum takes from the gas purchaser at TAWN. Increased use of hydroelectricity in New Zealand has contributed to a short-term reduction in market demand for natural gas, which is expected to continue throughout 2004. While our fields at TAWN have been able to meet minimum contracted volumes to date, it is anticipated that these fields will not be able to meet the contracted volumes beginning in the second half of this year without additional development, and we have plans to drill a development well in the Tariki field in the second half of this year. There is no penalty if the fields are unable to produce these minimum contracted volumes. New Zealand natural gas and NGL contracts are denominated in the New Zealand dollar, which have significantly strengthened during the last several years against the U.S. Dollar.

         Our production costs were up in the first six months of 2004 predominately due to increased production and facility repairs in Lake Washington, increased severance taxes, currency exchange rates and maintenance activities in New Zealand. Our general and administrative expenses increased in the first six months of 2004 primarily due an increase in franchise tax expense, increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act, as well as higher costs in our New Zealand operations due to currency exchange rates. We are working to reduce our controllable production and general and administrative costs on a per unit produced basis for the remainder of 2004.

         Our debt to PV-10 ratio increased to 26% at June 30, 2004 compared to 22% at December 31, 2003, due to the issuance in the second quarter of 2004 of our 7 5/8% Senior Notes due 2011 and partial repurchase of our Senior Subordinated Notes due 2009. Our debt to capitalization ratio increased to 51% at June 30, 2004 compared to 46% at year-end 2003, also due to the issuance of Senior Notes in the second quarter of 2004 and partial repurchase of our Senior Subordinated Notes due 2009. In June 2004, we repurchased $32.1 million of our 10 1/4% Senior Subordinated Notes due 2009 through a tender offer. We recorded a charge of $2.7 million related to the tender offer, which is recorded in "Debt retirement costs" on the consolidated statement of income. In July 2004, we repurchased $0.5 million in Senior Subordinated Notes due 2009 at the close of the tender offer. On August 1, 2004, we redeemed the remaining $92.5 million of these notes in accordance with our redemption rights under the indenture governing these notes. In the third quarter of 2004, we will record approximately $6.9 million of debt retirement costs related to the repurchase of these remaining notes. The redemption of our Senior Subordinated Notes due 2009 will lower our effective interest rate going forward.

         We will continue to look for opportunities in 2004 to improve our balance sheet and liquidity, but expect our capital expenditures to continue to equal or modestly exceed our cash flow for the near term.

         Our 2004 capital expenditure budget was increased by approximately 20% in July 2004, and is now $160 to $175 million. The budget still assumes increased drilling activity, when compared to 2003 levels, in all domestic core areas except Lake Washington. In Lake Washington, the increased 2004 budget still assumes

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         reduced drilling activity from 2003 levels and is estimated at 27 to 32 wells, accompanied by the on-going extensive three-dimensional seismic survey, together with the analysis of the resulting data, to enhance our drilling program in the area for years to come. We plan to drill 15 to 18 wells in AWP Olmos, with the objective of maintaining production levels in that area. Additionally, we expect to have ongoing exploratory efforts in our South Texas Garcia Ranch properties. In New Zealand, we plan to drill 10 to 14 wells. For the long-term, we continue to see a tightening natural gas market and strengthening gas prices in New Zealand. Based on results for the first half of 2004 and on current operating conditions, we estimate that 2004 production levels will increase over 2003 levels in the range of 11% to 15%, which is lower than the previously estimated range of 11% to 17%. We continue to believe that commodity prices will remain strong for the remainder of 2004 and that we are positioned for reserve growth of 5% to 8% for 2004 from 2003.

      Results of Operations - Three Months Ended June 30, 2004 and 2003

         Revenues. Our revenues in the second quarter of 2004 increased by 40% compared to revenues in the same period in 2003, due primarily to an increase in commodity prices and production from our Lake Washington and Rimu/Kauri areas. Revenues from our oil and gas sales comprised substantially all of net revenues for the second quarter of 2004 and 2003. In the second quarter of 2004, oil production made up 48% of total production, natural gas made up 41% and NGL contributed 11%. In the second quarter of 2003, natural gas production made up 53% of total production, oil production made up 37% and NGL contributed 10%.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four domestic core areas and two New Zealand core areas:

                                                      Three Months Ended June 30,
                                                      ---------------------------
Area                              Oil and Gas Sales (In Millions)          Net Oil and Gas Sales Volumes (Bcfe)
----                          ---------------------------------------   -----------------------------------------
                                      2004                 2003                2004                    2003
                                      ----                 ----                ----                    ----
AWP Olmos....................       $ 12.5               $ 11.7                 2.1                     2.1
Brookeland...................          4.7                  4.1                 0.9                     1.1
Lake Washington..............         32.8                 12.7                 5.5                     2.7
Masters Creek................          5.4                  6.3                 1.0                     1.5
Other........................          4.4                  5.2                 0.7                     1.1
                              ------------------  -------------------   ----------------- -----------------------
        Total Domestic.......       $ 59.8               $ 40.0                10.2                     8.5
                              ------------------  -------------------   ----------------- -----------------------
Rimu/Kauri...................          5.2                  1.7                 1.2                     0.5
TAWN.........................          6.8                  9.2                 2.9                     4.3
                              ------------------  -------------------   ----------------- -----------------------
        Total New Zealand....       $ 12.0               $ 10.9                 4.1                     4.8
                              ------------------  -------------------   ----------------- -----------------------
                Total........       $ 71.8               $ 50.9                14.3                    13.3
                              ==================  ===================   ================= =======================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         The following table provides additional information regarding our oil, NGL and gas sales:

                                                    Net Sales Volume                            Average Sales Price
                                                    ----------------                            -------------------
                                        Oil          NGL         Gas        Combined        Oil         NGL         Gas
                                       (MBbl)       (MBbl)      (Bcf)        (Bcfe)        (Bbl)       (Bbl)       (Mcf)
                                    ------------ ----------- ----------- ------------- ------------ ----------- -----------
2004
----
Three Months Ended June 30:
     Domestic.................             1,021         179         3.0          10.2       $37.22      $19.42       $6.09
     New Zealand..............               122          90         2.8           4.1       $37.37      $17.69       $2.13
                                    ------------ ----------- ----------- -------------
           Total..............             1,142         269         5.8          14.3       $37.24      $18.84       $4.19
                                    ============ =========== =========== =============
2003
----
Three Months Ended June 30:
     Domestic.................               676         140         3.6           8.5       $28.25      $17.07       $5.15
     New Zealand..............               146          71         3.5           4.8       $26.68      $13.36       $1.75
                                    ------------ ----------- ----------- -------------
           Total..............               822         211         7.1          13.3       $27.97      $15.81       $3.47
                                    ============ =========== =========== =============



         Oil and gas sales in the second quarter of 2004 increased by 41%, or $20.9 million, from the level of those revenues for the same period in 2003. The increase in production volumes during the second quarter of 2004 was primarily from our Lake Washington area domestically, and the Rimu/Kauri area in New Zealand.

         In the second quarter of 2004, our $20.9 million increase in oil, NGL, and gas sales resulted from:

         oPrice variances that had a $15.5 million favorable impact on sales, of which $10.6 million was attributable to the 33% increase in average oil prices received, $4.1 million was attributable to the 21% increase in average gas prices received, and $0.8 million was attributable to the 19% increase in average NGL prices received; and

         oVolume variances that had a $5.4 million favorable impact on sales, with $9.0 million of increases coming from the 321,000 Bbl increase in oil sales volumes, $0.9 million of increases due to the 57,000 Bbl increase in NGL sales volumes, partially offset by a $4.5 million decrease attributable to the 1.3 Bcf decrease in gas sales volumes.


         Costs and Expenses. Our total expenses in the second quarter of 2004 increased $11.4 million, or 29%, compared to expenses in the same period in 2003. The majority of the increase was due to the $3.8 million increase in depreciation, depletion and amortization, a $2.3 million increase in severance taxes, and $1.3 million in lease operating costs, all of which increased as our production volumes increased in the 2004 period, pricing increases also contributed to an increase in severance taxes. We also incurred $2.7 million of debt retirement costs in the second quarter of 2004 related to the repurchase of a portion of our Senior Subordinated Notes due 2009 pursuant to a tender offer.

         Our second quarter of 2004 general and administrative expenses, net, increased $0.8 million, or 25%, from the level of such expenses in the same 2003 period. This increase was due primarily to an increase in franchise tax expense, increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act, as well as higher costs in our New Zealand operations due to the increased currency exchange rate of the New Zealand dollar as compared to the U.S. dollar. Our general and administrative expenses per Mcfe produced were $0.29 per Mcfe in the second quarter of 2004 and $0.25 in the 2003 period. The portion of supervision fees recorded as a reduction of general and administrative expenses was $1.2 million for the second quarter of 2004 and $0.7 million for the same period in 2003.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         Depreciation, depletion, and amortization of our oil and gas properties, or DD&A, increased $3.8 million, or 24%, in the second quarter of 2004 from 2003 levels. Domestically, DD&A increased $3.8 million in the 2004 period, mainly due to higher production in the period and the DD&A rate per Mcfe of production increased to $1.46 from $1.30 in the comparable 2003 period mainly due to increases in future development costs and oil and gas property additions, which increased our full cost pool balance. In New Zealand, DD&A remained flat at $4.6 million in both the 2004 and 2003 period, the DD&A rate per Mcfe of production increased to $1.14 from $0.96 in the 2003 period mainly due to increases in future development costs and oil and gas property additions, which increased our full cost pool balance. Our overall DD&A rate per Mcfe of production was $1.37 in the second quarter of 2004 and $1.18 in the comparable 2003 period.

         We  recorded  $0.2  million  of  accretion  on  our  asset   retirement
      obligation in both the second quarter of 2004 and 2003.

         Our lease operating costs per Mcfe produced were $0.73 in the second quarter of 2004 and $0.69 in the same period of 2003. There were no supervision fees recorded as a reduction to production costs for the second quarter of 2004 and $0.5 million for the same 2003 period. Our lease operating costs in the second quarter of 2004 increased $1.3 million, or 14%, over the level of such expenses in the comparable 2003 period. Approximately $1.5 million of the increase in lease operating costs during the second quarter of 2004 was related to our domestic operations, which increased due to higher production and facility repairs in our Lake Washington area in that period. In New Zealand, production costs decreased by $0.2 million in the second quarter of 2004 mainly due to the decrease in production from our New Zealand properties in the 2004 period, offset by plant maintenance costs.

         Severance and other taxes in the second quarter of 2004 increased $2.3 million, or 51%, over the level of such expenses in the comparable 2003 period. The increase is mainly due to higher commodity prices and increased Lake Washington production in the second quarter of 2004.
      Severance taxes on oil in Louisiana are 12% of oil sales, so as the percentage of our oil production, which comes from Lake Washington increases, the overall percentage of severance costs to sales will increase. Severance and other taxes, as a percentage of oil and gas sales, were approximately 10% and 9% in the second quarters of 2004 and 2003, respectively.

         Interest expense on our Senior Subordinated Notes due 2012, including amortization of debt issuance costs, totaled $4.8 million in the second quarter of both 2004 and 2003. Interest expense on our Senior Subordinated Notes due 2009, including amortization of debt issuance costs, totaled $3.3 million in the second quarter of both 2004 and 2003. Interest expense on our bank credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.5 million in the second quarter of 2004 and $0.3 million in the same 2003 period. Interest expense on our Senior Notes due 2011, issued in June 2004, was $0.2 million in the second quarter of 2004. The total interest cost in the second quarter of 2004 was $8.8 million, of which $1.6 million was capitalized. The total interest cost in the second quarter of 2003 was $8.4 million, of which $1.7 million was capitalized.

         In the second quarter of 2004, we incurred $2.7 of debt retirement costs related to the repurchase of a portion of our Senior Subordinated Notes due 2009 pursuant to a tender offer. The costs were comprised of approximately $1.8 million of premiums paid to repurchase the notes, $0.6 million to write-off unamortized debt issuance costs, $0.2 million to write-off unamortized debt discount and approximately $0.1 million of other costs.

         Income tax expense in the second quarter of 2004 includes a reduction from the U.S. statutory rate, primarily from the result of the currency exchange rate effect on the New Zealand deferred tax.

         Net Income. Our net income in the second quarter of 2004 of $12.9 million was 79% higher, and Basic EPS of $0.46 was 76% higher, than our second quarter of 2003 net income of $7.2 million and Basic EPS of $0.26. Our Diluted EPS in the second quarter of 2004 of $0.46 was 73% higher than our 2003 Diluted EPS of $0.26. These amounts increased in the 2004 period as oil and gas revenues increased due to higher commodity prices and increased domestic production.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         Results of Operations - Six Months Ended June 30, 2004 and 2003

         Revenues. Our revenues in the first six months of 2004 increased by 31% compared to revenues in the same period in 2003, due primarily to increases in oil prices and production from our Lake Washington and AWP areas domestically and our Rimu/Kauri area in New Zealand. Substantially all of our net revenues for the first six months of 2004 and 2003 were from oil and gas sales. In the first six months of 2004, oil production made up 48% of total production, natural gas made up 41% and NGL contributed 11%. In the first half of 2003, natural gas production made up 56% of total production, oil production made up 35% and NGL contributed 9%.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four domestic core areas and two New Zealand core areas:

                                                                       Six Months Ended June 30,
Area                                 Oil and Gas Sales (In Millions)          Net Oil and Gas Sales Volumes (Bcfe)
----                           ---------------------------------------   -----------------------------------------
                                             2004                 2003                2004                    2003
                                             ----                 ----                ----                    ----
AWP Olmos.....................            $  24.3              $  24.2                 4.8                     4.2
Brookeland....................                9.3                  9.4                 1.9                     2.0
Lake Washington...............               61.6                 23.9                10.6                     4.8
Masters Creek.................               10.6                 14.7                 2.0                     3.1
Other.........................                8.6                 11.6                 1.3                     2.1
                               ------------------  -------------------   ----------------- -----------------------
        Total Domestic........            $ 114.4              $  83.8                20.6                    16.2
                               ------------------  -------------------   ----------------- -----------------------
Rimu/Kauri....................                9.5                  3.2                 2.2                     1.0
TAWN..........................               13.8                 18.8                 5.7                     8.9
                               ------------------  -------------------   ----------------- -----------------------
        Total New Zealand....             $  23.4              $  22.0                 7.9                     9.9
                               ------------------  -------------------   ----------------- -----------------------
               Total..........            $ 137.8              $ 105.8                28.5                    26.1
                               ==================  ===================   ================= =======================

         The following table provides additional information regarding our oil, NGL and gas sales:

                                                    Net Sales Volume                         Average Sales Price
                                                    ----------------                         -------------------
                                     Oil         NGL         Gas        Combined        Oil         NGL         Gas
                                    (MBbl)      (MBbl)      (Bcf)        (Bcfe)        (Bbl)       (Bbl)       (Mcf)
                                ------------ ----------- ----------- ------------- ------------ ----------- -----------
2004
----
Six Months Ended June 30:
     Domestic.................         2,039         390         6.1          20.6       $35.59      $22.06       $5.49
     New Zealand..............           228         157         5.6           7.9       $36.74      $16.97       $2.20
                                ------------ ----------- ----------- -------------
           Total..............         2,267         547        11.7          28.5       $35.70      $20.60       $3.91
                                ============ =========== =========== =============
2003
----
Six Months Ended June 30:
     Domestic.................         1,253         240         7.3          16.2       $30.35      $21.83       $5.59
     New Zealand..............           258         145         7.5           9.9       $29.15      $13.12       $1.68
                                ------------ ----------- ----------- -------------
           Total..............         1,511         385        14.8          26.1       $30.14      $18.55       $3.60
                                ============ =========== =========== =============


         Oil and gas sales in the first six months of 2004 increased by 30%, or $32.0 million, from the level of those revenues for the same period in 2003. The increase in production volumes during the first six months of 2004 was primarily from our Lake Washington and AWP Olmos areas domestically, and the Rimu/Kauri area in

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


      New Zealand.

         In the first six months of 2004, our $32.0 million increase in oil, NGL, and gas sales resulted from:

         oPrice variances that had a $17.4 million favorable impact on sales, of which $12.6 million was attributable to the 18% increase in average oil prices received, $3.7 million was attributable to the 9% increase in average gas prices received and $1.1 million was attributable to the 11% increase in average NGL prices received; and

         oVolume variances that had a $14.6 million favorable impact on sales, with $22.8 million of increases coming from the 755,000 Bbl increase in oil sales volumes, $3.0 million of increases due to the 162,000 Bbl increase in NGL sales volumes, partially offset by $11.2 million in decreases attributable to the 3.1 Bcf decrease in gas sales volumes.

         Costs and Expenses. Our total expenses in the first six months of 2004 increased $19.4 million, or 25%, compared to expenses in the same period in 2003. The majority of the increase was due to a $7.2 million increase in depreciation, depletion and amortization, a $4.0 million increase in severance taxes, and a $3.6 million increase in lease operating costs, all of which increased as our production volumes increased in the 2004 period. Pricing increases also contributed to an increase in severance taxes. We also incurred $2.7 million of debt retirement costs in the first half of 2004 related to the repurchase of a portion of our Senior Subordinated Notes due 2009 pursuant to a tender offer.

         As discussed in Note 1 to the Consolidated Financial Statements, we adopted SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 resulted in a one-time net of taxes charge of $4.4 million, which is recorded as a "Cumulative Effect of Change in Accounting Principle" in the 2003 consolidated statement of income.

         Our first six months of 2004 general and administrative expenses, net, increased $1.3 million, or 19%, from the level of such expenses in the same 2003 period. This increase is due primarily to an increase in franchise tax expense, increased costs related to our corporate governance activities and compliance with the Sarbanes-Oxley Act, as well as higher costs in our New Zealand operations due to the increased currency exchange rate of the New Zealand dollar as compared to the U.S. dollar. Our general and administrative expenses per Mcfe produced were $0.29 per Mcfe in the first six months of 2004 and $0.26 in the same 2003 period. The portion of supervision fees recorded as a reduction of general and administrative expenses was $2.4 million for the first six months of 2004 and $1.4 million for the same 2003 period.

         Depreciation, depletion, and amortization of our oil and gas properties, or DD&A, increased $7.2 million, or 24%, in the first six months of 2004 from 2003 levels for the same period. Domestically, DD&A increased $8.6 million in the first six months of 2004, mainly due to higher production in the period and the DD&A rate per Mcfe of production increased to $1.43 from $1.29 in the comparable 2003 period mainly due to increases in future development costs and oil and gas property additions, which increased our full cost pool balance. In New Zealand, DD&A decreased by $1.3 million in the 2004 period due to decreased production in the period and the DD&A per Mcfe of production increased to $1.06 from $0.98 mainly due to increases in future development costs and oil and gas property additions, which increased our full cost pool balance. Our overall DD&A rate per Mcfe of production was $1.32 in the first six months of 2004 and $1.17 in the comparable 2003 period.

         We  recorded  $0.3  million  of  accretion  on  our  asset   retirement
      obligation in the first six months of 2004 and $0.4 million in the comparable 2003 period.

         Our lease operating costs per Mcfe produced were $0.70 in the first six months of 2004 and $0.63 in the same period of 2003. There were no supervision fees recorded as a reduction to production costs for the first six months of 2004 and $1.0 million for the same 2003 period. Our lease operating costs in the first six months of 2004 increased $3.6 million, or 22%, over the level of such expenses in the comparable 2003 period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


      Approximately $2.9 million of the increase in lease operating costs during the first six months of 2004 was related to our domestic operations, which increased due to higher production from our Lake Washington and AWP Olmos areas in that period, along with increased facility repair costs in Lake Washington. In New Zealand, production costs increased by $0.7 million in the first six months of 2004 mainly due to the increase in currency exchange rates, and scheduled plant maintenance activities in the six months of 2004.

         Severance and other taxes in the first six months of 2004 increased $4.0 million, or 44%, over the level of such expenses in the comparable 2003 period. The increase was due primarily to higher commodity prices and increased Lake Washington, AWP and Rimu/Kauri production. Severance taxes on oil in Louisiana are 12% of oil sales, so as the percentage of our oil production, which comes from Lake Washington increases, the overall percentage of severance costs to sales will increase. Severance and other taxes, as a percentage of oil and gas sales, were approximately 10% and 9% in the first half of 2004 and 2003, respectively.

         Interest expense on our Senior Subordinated Notes due 2012, including amortization of debt issuance costs, totaled $9.6 million in the first six months of both 2004 and 2003. Interest expense on our Senior Subordinated Notes due 2009, including amortization of debt issuance costs, totaled $6.6 million in the first six months of both 2004 and 2003. Interest expense on our bank credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.9 million in the first six months of 2004 and $0.7 million in the same 2003 period. Interest expense on our Senior Notes due 2011, issued in June 2004, was $0.2 million in the first half of 2004. The total interest cost in the first six months of 2004 was $17.3 million, of which $3.2 million was capitalized. The total interest cost in the first six months of 2003 was $16.9 million, of which $3.5 million was capitalized.

         In the first six months of 2004, we incurred $2.7 million of debt retirement costs related to the repurchase of a portion of our Senior Subordinated Notes due 2009 pursuant to a tender offer. The costs were comprised of approximately $1.8 million of premiums paid to repurchase the notes, $0.6 million to write-off unamortized debt issuance costs, $0.2 million to write-off unamortized debt discount and approximately $0.1 million of other costs.

         Income tax expense in the first six months of 2004 includes a reduction from the U.S. statutory rate, primarily from the result of the currency exchange rate effect on the New Zealand deferred tax, along with a reduction in tax expense primarily attributable to an adjustment of the tax basis of the TAWN properties acquired in 2002.

         Net Income. Our net income in the first six months of 2004 of $27.5 million was 106% higher, and Basic EPS of $0.99 was 103% higher, than our first six months of 2003 net income of $13.3 million and Basic EPS of $0.49. Our Diluted EPS in the first six months of 2004 of $0.98 was 100% higher than our 2003 Diluted EPS of $0.49. These amounts increased in the 2004 period as oil and gas revenues increased due to higher commodity prices, increased domestic production, and the effect of the cumulative effect of change in accounting principle recognized in the first half of 2003.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         Contractual Commitments and Obligations

         Our contractual commitments for the remainder of 2004 and the next five years and thereafter as of June 30, 2004 are as follows:

                                                 Last half
                                                  of 2004      2005     2006    2007    2008    2009    Thereafter        Total
                                                 ------------------------------------------------------------------------------
                                                                                  (In thousands)
Non-cancelable operating lease (1)..............    $1,072   $2,430   $2,484  $2,482  $2,450  $2,339       $13,025      $26,282

Capital commitments due to pipeline operators ..        34      ---      ---     ---     ---     ---           ---           34

Asset Retirement Obligation (2).................       403    3,743       99     229      30     219         5,706       10,429

Drilling Rig and Seismic........................     5,632      ---      ---     ---     ---     ---           ---        5,632

Senior Subordinated Notes due 2009 (3)(4).......    92,924      ---      ---     ---     ---     ---           ---       92,924

Senior Notes due 2011 (4).......................       ---      ---      ---     ---     ---     ---       150,000      150,000

Senior Subordinated Notes due 2012 (4)..........       ---      ---      ---     ---     ---     ---       200,000      200,000

Credit Facility (5).............................       ---      ---      ---     ---     ---     ---           ---          ---

                                                 ------------------------------------------------------------------------------
     Total......................................  $100,065   $6,173   $2,583  $2,711  $2,480  $2,558      $368,731     $485,301
                                                 ==============================================================================


(1)Our office lease in Houston, Texas extends until 2015.

(2)Amounts shown by year are the fair values at June 30, 2004.

(3) We repurchased the remaining Senior Subordinated Notes due 2009 in July and August 2004.

 (4)These amounts do not include the interest obligation, which is paid semi-annually.

(5)The credit facility expires in October 2009 and these amounts exclude a $0.8 million standby letter of credit outstanding under this facility.


      Commodity Price Trends and Uncertainties

         Oil and natural gas prices historically have been volatile and are expected to continue to be volatile in the future. The price of oil increased significantly in the first six months of 2004 when compared to longer-term historical prices. Factors such as worldwide supply disruptions, worldwide economic conditions, fluctuating currency exchange rates, and actions taken by OPEC can cause wide fluctuations in the price of oil. Domestic natural gas prices continue to remain high when compared to longer-term historical prices. North American and New Zealand weather conditions, the industrial and consumer demand for natural gas, storage levels of natural gas, and the availability and accessibility of natural gas deposits in North America and New Zealand can cause significant fluctuations in the price of natural gas. Such factors are beyond our control.

      Liquidity and Capital Resources

         During the first six months of 2004, we largely relied upon our net cash provided by operating activities of $75.3 million and net proceeds from the offering of our Senior Notes due 2011 of $150.0 million to fund capital expenditures of $85.9 million, repurchase $32.1 million of our Senior Subordinated Notes due 2009, and repay all outstanding indebtedness under our bank credit facility. During the first six months of 2003, we relied upon our net cash provided by operating activities of $53.5 million and proceeds from borrowings under our bank credit facility of $7.5 million to fund capital expenditures of $62.3 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         Net Cash Provided by Operating Activities. For the first six months of 2004, net cash provided by operating activities was $75.3 million, representing a 41% increase as compared to $53.5 million generated during the first six months of 2003. The $21.8 million increase was primarily due to an increase of $32.0 million in oil and gas sales for the 2004 period, attributable to higher commodity prices and production, offset in part by lease operating cost increases due to higher domestic production and severance taxes due to higher commodity prices and debt retirement costs incurred in the first six months of 2004.

         Accounts Receivable. Included in the "Accounts receivable" balance, which totaled $30.0 million and $27.4 million at June 30, 2004 and December 31, 2003, respectively, on the accompanying balance sheets, is approximately $2.3 million of receivables related to hydrocarbon volumes produced from 2001 and 2002 that have been disputed since early 2003. Accordingly, we did not record a receivable with regard to 2003 disputed volumes.

         We assess the collectibility of trade and other receivables, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At June 30, 2004 and December 31, 2003, we had an allowance for doubtful accounts of $0.8 million. These allowances for doubtful accounts have been deducted from the total "Accounts receivable" balances on the accompanying consolidated balance sheets.

         Bank Credit Facility. We had no borrowings under our bank credit facility at June 30, 2004, and $15.9 million in outstanding borrowings at December 31, 2003. Our bank credit facility at June 30, 2004 consisted of a $400.0 million revolving line of credit with a $250.0 million borrowing base. The borrowing base is re-determined at least every six months and was reaffirmed by our bank group at $250.0 million, effective May 1, 2004. In June 2004, we renewed this credit facility, increasing the facility amount to $400 million from $300 million and extending its expiration to October 1, 2008 from October 1, 2005. We maintained the commitment amount at $150.0 million, which amount was set at our request effective May 9, 2003. Under the terms of our bank credit facility, we can increase this commitment amount to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. Our revolving credit facility includes, among other restrictions, requirements to maintain certain minimum financial ratios (principally pertaining to working capital and EBITDAX), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

         Repurchase of Senior Subordinated Notes due 2009. In June 2004, we repurchased $32.1 million of our Senior Subordinated Notes due 2009 pursuant to a tender offer, and recorded debt retirement costs of $2.7 million related to this repurchase. In July 2004, we repurchased approximately $0.5 million of these notes, and as of August 1, 2004, we redeemed the remaining $92.5 million of these notes. In the third quarter of 2004, we will record approximately $6.9 million of debt retirement costs related to the redemption.

         Debt Maturities. Our credit facility extends until October 1, 2008. The remaining $92.5 million Senior Subordinated Notes mature August 1, 2009 but were repurchased in July and August 2004. Our $150.0 million Senior Notes mature July 15, 2011, and our $200.0 million Senior Notes mature May 1, 2012.

         Working Capital. Our working capital improved from a deficit of $35.9 million at December 31, 2003, to a deficit of $16.9 million at June 30, 2004. The improvement was primarily due to the issuance of our Senior Notes due 2011 in the second quarter of 2004, which contributed to an increase in our cash balance at June 30, 2004, offset by the inclusion of the remaining Senior Subordinated Notes due 2009 in current liabilities as these notes were repurchased in July and August 2004.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY




         Capital Expenditures. During the first six months of 2004, we used $85.9 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

         Domestic activities of $69.6 million as follows:

         o  $55.5 million for drilling and developmental activity costs;

         o $6.9 million on prospect costs, principally prospect leasehold and geological costs of unproved prospects;

         o  $5.2 million of seismic costs, mainly in the Lake Washington area;

         o $1.3 million relating to costs directly associated with evaluating potential producing property acquisitions; and

         o $0.7 million primarily for computer equipment, software, furniture, and fixtures.

         New Zealand activities of $16.3 million as follows:

         o  $13.1 million for drilling and developmental activity costs;

         o $3.1 million on prospect costs and geological costs of unproved prospects;

         o  $0.1 million for fixed assets.

         We have spent considerable time and capital in 2003 and the first six months of 2004, on significant facility capacity upgrades in the Lake Washington area to increase facility capacity to approximately 20,000 barrels per day for crude oil, up from 9,000 barrels per day capacity in the first quarter of 2003. We have upgraded three production platforms, added new compression for the gas lift system, and installed a new oil delivery system and permanent barge loading facility.

         We drilled or participated in drilling 23 domestic development wells and four domestic exploratory wells in the first half of 2004. Thirteen of the development wells and one exploratory well were in the Lake Washington area. Nine of the development wells were in the AWP area. One domestic exploratory well and 20 of the domestic development wells were completed. In New Zealand, the Kauri-E3 and Kauri-E4 wells were completed, five development Manutahi wells were drilled and completed and one exploratory Manutahi well was unsuccessful.

         For the remaining six months of 2004, we expect to make capital expenditures of approximately $74 to $89 million. We recently increased our estimated total capital expenditures for 2004 by 20% to approximately $160.0 to $175.0 million, excluding acquisition costs and net of approximately $3.0 million to $13.0 million in non-core property dispositions. Capital expenditures for 2003 were $144.5 million. The budget for 2004, is dependent upon operational performance and commodity pricing levels during the remaining six months of the year.

         We believe that the anticipated internally generated cash flows for 2004, together with bank borrowings under our bank credit facility, will be sufficient to finance the costs associated with our currently budgeted 2004 capital expenditures. If producing property acquisitions become attractive during the latter part of 2004, we will explore the use of debt and/or equity offerings to fund such activity.

         During the last six months of 2004, we anticipate drilling or participating in the drilling of up to an additional 14 to 19 wells in our Lake Washington area, an additional 6 to 9 wells in our AWP Olmos area, and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


      several additional wells, with varying working interest percentages, mainly in our South Texas areas. In addition, we plan on drilling two Kauri wells and a Tariki well in New Zealand.

         Our 2004 capital expenditures continue to be focused on developing and producing long-lived reserves in our Lake Washington, AWP and Rimu/Kauri area. This focus should help lessen our overall production decline curve, which would extend our average reserve life. We expect our 2004 total production to increase over 2003 levels, primarily from the Lake Washington, AWP and Rimu/Kauri areas. We expect production in our other core areas to decrease as limited new drilling is currently budgeted to offset the natural production decline of these properties.

      New Accounting Principles

         In March 2004, the FASB issued an exposure draft that would amend SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 95 "Statement of Cash Flows." This exposure draft was issued to improve existing accounting rules and provide more complete, higher quality information for investors on employee stock compensation matters. The comment period for the exposure draft ended June 30, 2004. The exposure draft covers a wide range of equity-based arrangements including stock options. Under the FASB's proposal, share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance allows that the expense relating to employee stock options to only be disclosed in the footnotes of the financial statements. We are evaluating the effects that will result from future adoption of this proposed statement.

         In January 2003, the FASB issued Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements (the "Interpretation"). The Interpretation significantly changes whether entities included in its scope are consolidated by their sponsors, transferors, or investors. The Interpretation introduces a new consolidation model - the variable interest model; which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation provides guidance for determining whether an entity lacks sufficient equity or its equity holders lack adequate decision-making ability. These variable interest entities ("VIEs") are covered by the Interpretation and are to be evaluated for consolidation based on their variable interests. These provisions applied immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in special purpose entities for periods ending after December 15, 2003. The provisions apply for all other types of variable interests in VIEs for periods ending after March 15, 2004. We have no variable interests in VIEs, nor do we have variable interests in special purpose entities. The adoption of this interpretation had no impact on our financial position or results of operations.

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

         An issue, EITF Issue 04-2, had arisen for companies engaged in oil and gas exploration and production regarding the application of SFAS No. 141 and SFAS No. 142 as they relate to mineral rights held under lease or other contractual arrangements, and as to whether costs associated with these rights should be classified as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and to provide specific footnote disclosure. In March 2004, the Emerging Issues Task Force of the FASB reached a consensus that mineral rights are tangible assets. In April 2004, the FASB ratified the EITF's consensus by issuing FASB Staff Position (FSP) 141-1 and 142-1, which amend SFAS No. 141 and SFAS No. 142 to address the inconsistency between the EITF consensus on EITF Issue No. 04-02 and SFAS No. 141 and SFAS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


      No. 142. The FSP is effective for reporting periods beginning after April 29, 2004 and defines mineral rights as tangible assets. The comment period on the FSP extends until August 17, 2004. These staff positions will have no impact on our consolidated financial statements.



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

         Our price-risk management policy permits the utilization of derivative instruments (such as futures, forward contracts, swaps, and option contracts such as floors and collars) to mitigate price risk associated with fluctuations in oil and natural gas prices. Below is a description of the derivative instruments we have utilized to hedge our exposure to price risk.

     oPrice Floors - At June 30, 2004, we had in place price floors in effect through the December 2004 contract month for natural gas, these cover our domestic natural gas production for July 2004 to December 2004. The natural gas price floors cover notional volumes of 2,160,000 MMBtu, with a weighted average floor price of $5.60 per MMBtu. Our natural gas hedges in place at June 30, 2004 are expected to cover approximately 50% to 55% of our domestic natural gas production from July 2004 to September 2004, and 10% to 15% of our domestic natural gas production from October 2004 to December 2004. At June 30, 2004, we also had in place price floors in effect through the September 2004 contract month for crude oil, these cover our domestic crude oil production for July 2004 to September 2004. The crude oil price floors cover notional volumes of 225,000 barrels, with a weighted average floor price of $31.40 per barrel.

     oCollar Transactions - At June 30, 2004, we had in place crude oil "collar" financial transactions in for the September 2004 contract month, these cover our domestic crude oil production for September 2004. The crude oil collar covers notional volumes for the month of September 2004 of 75,000 barrels for the price floor and 30,000 barrels for the price ceiling, with a floor price of $31 per barrel and a ceiling price of $42.50 per barrel. Our crude oil floors and collars in place at June 30, 2004 are expected to cover approximately 25% to 30% of our domestic crude oil production from July 2004 to September 2004.

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

      Foreign Currency Risk

         We are exposed to the risk of fluctuations in foreign currencies, most notably the New Zealand dollar. Fluctuations in rates between the New Zealand dollar and U.S. dollar may impact our financial results from our New Zealand subsidiaries since we have receivables, liabilities and natural gas and NGL sales contracts denominated in New Zealand dollars.

      Interest Rate Risk

         Our Senior Notes due 2011 and Senior Subordinated Notes due 2012 have fixed interest rates, consequently we are not exposed to cash flow risk from market interest rate changes on these notes. However, there is a risk that market rates will decline and the required interest payments on our Senior Notes and Senior Subordinated Notes may exceed those payments based on the current market rate. At June 30, 2004, we had no borrowings under our credit facility, which is subject to floating rates and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 43 basis points and would not have a material adverse effect on our 2004 cash flows based on this same level or a modest level of borrowing.

                             CONTROLS AND PROCEDURES


         Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Swift Energy as required under the Exchange Act to be disclosed in this report. There were no significant changes in our internal controls that could significantly affect such controls subsequent to the date of their evaluation.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - N/A

Item 3.    Defaults Upon Senior Securities - N/A

Item 4.    Submission of Matters to a Vote of Security Holders - N/A

Our annual meeting of shareholders was held on May 11, 2004. At the record date, 27,621,356 shares of common stock were outstanding and entitled to one vote per share upon all matters submitted at the meeting. At the annual meeting, three nominees were elected to serve as Directors of Swift for three year terms to expire at the 2007 annual meeting of shareholders and one nominee was elected to serve as Director of Swift for a one year term to expire at the 2005 annual meeting of shareholders:

                                                    FOR             WITHHELD
                                                    ---             --------
                     NOMINEES FOR DIRECTORS
                     ----------------------

           A. Earl Swift                         25,083,039        1,232,704
           Greg Matiuk                           26,188,995          126,749
           Henry C. Montgomery                   24,123,335        2,192,409
           Deanna L. Cannon                      26,188,405          127,339

The terms of directors Virgil N. Swift and G. Robert Evans expire at the 2005 annual meeting and the terms of Raymond E. Galvin, Clyde W. Smith, Jr., Terry E. Swift expire at the 2006 annual meeting.

Item 5.    Other Information

Our Insider Trading Policy allows directors and officers covered under the policy to establish stock trading plans under specified circumstances pursuant to Rule 10b5-1 established by the SEC under the Securities Exchange Act of 1934 to provide a safe harbor under certain provisions of that act. In July of 2004, one of our directors, Virgil N. Swift, established a Rule 10b5-1 sales plan which specifies for future periods the trading period, the number of shares of common stock to be sold, and prices and conditions under which such shares may be sold. Under the trading plan, Mr. Swift may sell up to an aggregate of 20,000 shares, during the period beginning August 16, 2004 and ending on December 31, 2004. Under the trading plan, an independent broker will execute the trades pursuant to specific selling instructions provided by Mr. Swift at the time the plan was established. Other directors or officers may establish Rule 10b5-1 trading plans in the future.

Item 6.    Exhibits & Reports on Form 8-K -

     (a)   Documents filed as part of the report

           (3)    Exhibits

                  4.1 Indenture between Swift Energy Company and Wells Fargo Bank, National Association, as trustee, dated June 23, 2004 (incorporated by reference as Exhibit
                            4.1 of the Registrant's Form 8-K filed with the SEC on June 25, 2004).

                  4.2 First Supplemental Indenture for $150 million in aggregate principal amount of 7 5/8% Senior Notes Due 2011 between Swift Energy Company and Wells Fargo Bank, National Association, as trustee, dated June 23, 2004 (incorporated by reference as Exhibit
                            4.2 of the Registrant's Form 8-K filed with the SEC on June 25, 2004).

                  10.1      Eighth   Amendment   to  Lease   Agreement   between
                            Greenspoint Plaza Limited Partnership and Swift Energy Company.

                  10.2 First Amended and Restated Credit Agreement, effective June 29, 2004 among Swift Energy Company, as Borrower, Bank One, NA as Administrative Agent, Banc One Capital Markets, Inc. as Sole Lead Arranger and Sole Book Runner, Wells Fargo Bank, National Association as Syndication Agent, BNP Paribas as Syndication Agent, Calyon as Documentation Agent and Societe Generale as Documentation Agent.

                  31.1      Certification of Chief Executive Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2      Certification of Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K filed during the quarter ended June 30, 2004, which are incorporated herein by reference:

                  On May 5, 2004, the Company filed a Current Report on Form 8-K that reported under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 12, "Results of Operations and Financial Conditions" relating to the press release announcement of first quarter 2004 earnings.

                  On June 25, 2004, the Company filed a Current Report on Form 8-K that reported under Item 5, "Other Events" and Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits" relating to the public sale of $150 million in aggregate principal amount of 7 5/8% Senior Notes due 2011 and the repurchase of a portion of its outstanding $125 million 10 1/4% Senior Subordinated Notes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY COMPANY
                                        (Registrant)


Date:     August 6, 2004                By:        (original signed by)
      -------------------------             ------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Senior Vice President
                                        Chief Financial Officer







Date:     August 6, 2004                By:        (original signed by)
      -------------------------             ------------------------------------
                                            David W. Wesson
                                            Controller and Principal Accounting
                                            Officer

                                                                    Exhibit 10.1

                       EIGHTH AMENDMENT TO LEASE AGREEMENT


                  THIS EIGHTH AMENDMENT TO LEASE AGREEMENT (this "Eighth Amendment") is made and entered into as of the ___ day of June, 2004 (the "Effective Date"), by and between GREENSPOINT PLAZA LIMITED PARTNERSHIP, a Texas limited partnership ("Landlord"), and SWIFT ENERGY COMPANY, a Texas corporation ("Tenant").

                                   WITNESSETH:

                  WHEREAS, Landlord and Tenant entered into that certain Lease Agreement dated March 1, 1995, with respect to the lease (the "Original Lease") of approximately 73,055 square feet of Net Rentable Area of Office Space and approximately 2,362 square feet of Net Rentable Area of Storage Space (the "Original Leased Premises") in the building located in Houston, Texas and commonly referred to as Two Greenspoint Plaza (the "Building"), which Lease Agreement was amended by that certain First Amendment to Lease Agreement ("First Amendment") dated as of June 12, 1996; that certain Second Amendment to Lease Agreement ("Second Amendment") dated effective as of February 6, 1997; that certain Letter canceling the First Amendment ("Letter Agreement") dated as of July 29, 1998; that certain Third Amendment to Lease Agreement ("Third
Amendment") dated as of May 21, 2001; that certain Fourth Amendment to Lease Agreement ("Fourth Amendment") dated as of December 28, 2001; that certain Fifth Amendment to Lease Agreement ("Fifth Amendment") dated as of October 1, 2002; that certain Sixth Amendment to Lease Agreement (the "Sixth Amendment") dated as of March 19, 2003; that certain Seventh Amendment to Lease Agreement (the
"Seventh  Amendment")  dated as of  October  2, 2003;  and that  certain  letter agreement amending the Seventh Amendment (the "Seventh Amendment Letter Agreement") dated effective as of April 14, 2004 (the Original Lease, as amended by the First Amendment, Second Amendment, Letter Agreement, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment, Seventh Amendment and Seventh Amendment Letter Agreement shall be referred to herein as the "Lease");

                  WHEREAS, the Third Amendment expanded the Original Leased Premises by an additional 5,298 square feet of Net Rentable Area of Office Space; the Fourth Amendment further expanded the Original Leased Premises by an additional 9,972 square feet of Net Rentable Area of Office Space; the Fifth Amendment further expanded the Original Leased Premises by an additional 2,692 square feet of Net Rentable Area of Office Space; and the Seventh Amendment further expanded the Original Leased Premises by an additional 10,612 square feet of Net Rentable Area of Office Space (the Original Leased Premises, as so expanded, shall be referred to herein as the "Leased Premises"); and

                  WHEREAS, Landlord and Tenant mutually desire to amend the Lease to renew the Term of the Lease with respect to the Leased Premises and to otherwise amend the Lease as hereinafter set forth.

                  NOW THEREFORE, for and in consideration of Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged and confessed, Landlord and Tenant, intending to be and being legally bound, do hereby agree as follows:

                  1. Defined Terms. All capitalized terms utilized herein and not defined herein shall have the meanings ascribed thereto in the Lease.

                  2. Leased Premises.

                     (a) Landlord and Tenant hereby stipulate and agree that, as of the Effective Date of this Eighth Amendment, for all purposes under the Lease (as amended hereby), the Leased Premises (as described in Section 1.1 of the Original Lease) contains a total of
            (i) 101,629 square feet of Net Rentable Area of Office Space on Floors 3, 4, 5, 6 and 7 of the Building (of which 19,854 square feet of Net Rentable Area is on Floor 3) (the "Office Space") and (ii) 2,362 square feet of Net Rentable Area of Storage Space in the basement of the Building (the "Basement Storage Space").

                     (b) Tenant shall have the right,  at any time and from time to time during the Term, to increase or decrease the Net Rentable Area of the Basement Storage Space in any increment desired by Tenant so long as the Net Rentable Area of the Basement Storage Space is never more than 1,500 square feet above or less than 1,500 square feet below the Net Rentable Area of the Basement Storage Space on the Effective Date. To exercise this right, Tenant shall deliver at least sixty (60) days prior notice to Landlord. Notwithstanding the foregoing, Landlord shall only have the obligation to deliver any additional space requested pursuant to this Paragraph 2(b) if such space is then available.

                  3. Renewal Term for Leased Premises. Pursuant to Tenant's exercise of its option to renew the Term of the Lease for the First Renewal Term and the Second Renewal Term under Section 5.27 of the Original Lease, the Term of the Lease with respect to the Leased Premises is hereby renewed for a period of ten (10) years (the "First Renewal Term"), which renewal term shall commence on March 1, 2005 (the "First Renewal Term Commencement Date") and shall expire on February 28, 2015, unless earlier terminated in accordance with the provisions of the Lease (as amended hereby). Landlord and Tenant hereby acknowledge and agree (i) that said First Renewal Term constitutes the First Renewal Term and the Second Renewal Term under Section 5.27 of the Original Lease (as such terms are defined therein), (ii) that the renewal of the Term as herein provided fully satisfies the exercise of, and the terms and conditions of, Tenant's existing renewal options under Section 5.27 of the Original Lease and (iii) that, accordingly, Tenant shall have no option to further renew the Term of the Lease except as expressly set forth in Paragraph 21 of this Eighth Amendment. As used herein, "Term" means the initial Term of the Lease as extended by the First Renewal Term (as herein provided).

                  4. Base Rental.

                     (a) During the First  Renewal  Term,  Tenant shall pay Base
            Rental for the Office Space portion of the Leased Premises in an amount equal to the number of square feet of Net Rentable Area contained in the Office Space, multiplied by the rates per square foot of Net Rentable Area of the Office Space, for the indicated periods of the First Renewal Term as follows:

                  Office Space

                              Period Base                      Rental Rate
                              -----------                      -----------
                  March 1, 2005 through February  28, 2010        $22.88
                  March 1, 2010  through  February 28, 2015       $24.87

                     (b) The above Base Rental Rates are based on a Base Year of calendar year 2004 and a corresponding projected Basic Costs number of $9.91 per square foot of Net Rentable Area. Should the actual Basic Costs for calendar year 2004 increase or decrease, then the above rates will increase or decrease accordingly. If the Basic Costs for any calendar year during the First Renewal Term is less than the Basic Costs for calendar year 2004, Tenant will receive a dollar for dollar credit against the then applicable Base Rental Rate.

                     (c) During the First Renewal Term, Tenant shall continue to pay Rent for the Basement Storage Space portion of the Leased Premises in accordance with the Lease.

                  5. Tenant's Proportionate Share of Basic Costs. During the First Renewal Term, Tenant shall also pay Tenant's Proportionate Share and Additional Rent for the Leased Premises in accordance with the Lease (as amended hereby); provided, however, that the Base Year for the Leased Premises shall be the calendar year 2004.

                  6. Space As-Is. Subject to the terms of this Paragraph 6, Tenant agrees to accept, and shall accept, the Leased Premises on the First Renewal Term Commencement Date "AS IS", "WHERE IS", without warranty of any kind, express or implied except to the extent expressly set forth herein, to the extent permitted by applicable law. Except for the Base Construction Allowance and Additional Construction Allowance set forth in Paragraph 7 hereof and the Mid-Term Refurbishment Allowance described in Paragraph 9 hereof, Landlord shall not be obligated to provide any additions, alterations, or improvements, nor any credits or allowances therefor, with respect to the Leased Premises. Landlord represents and warrants that Landlord has no knowledge of any violation of applicable laws, codes or ordinances with respect to the base building systems within the Leased Premises (including, without limitation, the Floor 3 Must-Take Expansion Space, as defined in Paragraph 12 hereof), and Landlord shall repair any such violations discovered in the Leased Premises (including, without limitation, the Floor 3 Must-Take Expansion Space), so long as such violations are not the result of the Tenant Improvement Work or other alterations in the Leased Premises or the Floor 3 Must-Take Expansion Space undertaken by Tenant. Tenant shall have full use of all currently existing materials, improvements, and equipment located in the Leased Premises. No Tenant Improvement Work (as defined in Paragraph 7(a) hereof) may be done in the Leased Premises without Landlord's prior reasonable approval of all the plans and specifications for such work, which approval shall not be unreasonably withheld. All Tenant Improvement Work in the Leased Premises shall be constructed in accordance with the terms and conditions of the Lease (as amended hereby).

                  7. Tenant Improvement Work; Construction Allowance.

                     (a) As used  herein,  the term  "Tenant  Improvement  Work"
            means the tenant improvement work approved by Landlord and undertaken by or on behalf of Tenant in the Office Space following the Effective Date of this Eighth Amendment. The Tenant Improvement Work shall be performed and completed by Tenant pursuant to and in accordance with the terms and conditions of the Lease (as amended hereby), including the tenant improvement work schedule attached hereto as Exhibit B.

                     (b) As used herein, the term "TI Costs" means, collectively, all costs and expenses incurred by Tenant in the construction of the Tenant Improvement Work, including such costs and expenses associated with space planning, preparation of all required design and construction documents, architectural, mechanical, electrical, plumbing, and structural plans and design fees, construction management fees, general contracting fees and construction costs, telephone and computer cabling installation costs, security installations, internal relocation and migration of all existing furnishings as needed, and Tenant's relocation costs in connection with its use of the Floor 3 "swing floor" space (as described in Paragraph 10 hereof) for "phased" construction of the Tenant Improvement Work.

                     (c) Tenant shall be responsible for all TI Costs.  However,
            Landlord shall contribute an amount equal to Twenty and No/100 Dollars ($20.00) per square foot of Net Rentable Area of the Construction Allowance Space (as defined in Paragraph 7(e) hereof) (the "Base Construction Allowance") toward TI Costs. In the event the TI Costs exceed the Base Construction Allowance, Landlord shall, upon at least thirty (30) days prior written request from Tenant, provide an amount not to exceed Five and No/100 Dollars ($5.00) per square foot of Net Rentable Area of Construction Allowance Space (the "Additional Construction Allowance") toward TI Costs which exceed the Base Construction Allowance. In no event shall Landlord be obligated to pay any TI Costs that exceed the aggregate amount of the Base Construction Allowance and, if any, the Additional Construction Allowance requested by Tenant. If any such Additional Construction Allowance is paid by Landlord, then Base Rental for the Leased Premises shall be increased over the First Renewal Term by an amount sufficient to amortize such Additional Construction Allowance over the First Renewal Term, at a rate of ten percent (10%) per annum. Promptly upon Landlord's request, Tenant will execute an amendment to the Lease setting forth the increases to Base Rental resulting from amortizing such Additional Construction Allowance. If prior to the expiration of the First Renewal Term the Lease is terminated or Tenant's right to possession of the Leased Premises is terminated for any reason whatsoever (including, without limitation, a default by Tenant beyond all applicable cure periods, but excluding termination of the Lease or Tenant's right to possession due to casualty, condemnation or Landlord's default), then, in addition to all other amounts owing by Tenant to Landlord, Tenant shall pay to Landlord the then-remaining unamortized portion of the Additional Construction Allowance (if any).

                     (d) From and after June 1, 2004, Landlord shall,  following
            Landlord's receipt (on a monthly basis) of documentation reasonably satisfactory to Landlord evidencing TI Costs and construction progress with respect to the Tenant Improvement

            Work and provided that Tenant is not in default under the Lease (as amended hereby) beyond all applicable cure periods, pay to Tenant (on a cumulative monthly basis) the Base Construction Allowance and any Additional Construction Allowance at a "draw down" rate not exceeding Two and 25/100 Dollars ($2.25) per square foot of Net Rentable Area of the Construction Allowance Space per month; provided, however, any and all such "draw downs" shall be applied first to the then-outstanding balance of the Base Construction Allowance until such Base Construction Allowance balance is exhausted, and thereafter to the Additional Construction Allowance (if any). Landlord shall make payment to Tenant from the Base Construction Allowance within twenty (20) calendar days of receipt of Tenant's monthly written requests for TI Costs, along with copies of the applicable invoices with respect to such TI Costs, related lien releases and any further information Landlord shall reasonably request. The monthly "draw down" total shall be treated cumulatively such that any amount not requested in any given month shall be added to the "draw down" amount available for the following month(s). For example, if Tenant does not request a "draw down" amount for a month, the following month, Tenant shall have the right to "draw down" up to $4.50 per square foot of Net Rentable Area of the Construction Allowance Space.

            (e) As used herein, the term "Construction Allowance Space" means the Office Space exclusive of Floor 3.

                  8. Tenant Improvement Work Schedule. Effective as of the Effective Date of this Eighth Amendment, Exhibit B attached to the Original Lease is hereby deleted in its entirety and Exhibit B attached to this Eighth Amendment is hereby substituted therefor.

                  9. Mid-Term Refurbishment Allowance. Landlord and Tenant hereby agree that $195,315.39 is the outstanding balance, as of the Effective Date of this Eighth Amendment of the Mid-Term Refurbishment Allowance and this outstanding balance may, at Tenant's option, be applied (i) to the TI Costs or
(ii) to offset Base Rent and any Additional Rent next becoming due under the Lease from and after the Effective Date of this Eighth Amendment.

                  10. Floor 3 Swing Floor Space. During the Swing Floor Period (as hereinafter defined), Tenant shall be permitted to use all or any portion of Floor 3 of the Office Space for the purpose of temporary "staging" space (i.e., as a "swing floor") in connection with the phased construction of the Tenant Improvement Work. As used herein, the term "Swing Floor Period" means the period
(i) beginning on the date of commencement of construction of the Tenant Improvement Work (but in no event earlier than June 1, 2004) and (ii) ending on the date that is the earlier of (a) the date of Substantial Completion (as defined in Exhibit B attached hereto) of the Tenant Improvement Work or (b) May 31, 2005 (but in no event later than the Contraction Date (as defined in Paragraph 11(a) hereof), if any). So long as Tenant is attempting to use all or a portion of Floor 3 as a "swing floor" during the Swing Floor Period, the Base Rental with respect to the entire Floor 3 space, shall be abated during the Swing Floor Period at a rate equal to Twelve and 97/100 Dollars ($12.97) per square foot of Net Rentable Area of such "swing floor" space (such abatement rate being the "net rent" component of Base Rental) (such aggregate abatement amount being hereinafter referred to as the "Net Rent Abatement Amount"). The Operating Expenses component of Base Rental (equal to $9.91 per square foot of Net Rentable Area) (collectively, the "Other Rental Amounts") shall not be abated with respect to Floor 3 during the Swing Floor Period and Tenant shall pay all such amounts during the Swing Floor Period.

                  11. Floor 3 Contraction Option.

                     (a) At any time  during the period  commencing  on March 1,
            2005 and ending on May 31, 2005 (the "Contraction Period"), provided that Tenant is not in default under the Lease (as amended hereby)
            beyond all applicable cure periods, as of the date of the Contraction Notice and as of the Contraction Date (as such terms are hereinafter defined), Tenant shall have a one (1) time option to terminate the Lease with respect to all (and not less than all) of Floor 3 of the Office Space (the "Contraction Option"), upon not less than ninety (90) days prior written notice to Landlord (the "Contraction Notice"). The effective date of such termination shall be the date designated by Tenant in the Contraction Notice (the "Contraction Date"); provided, however, such Contraction Date shall be a date (i) that occurs during the Contraction Period and (ii) that is no earlier than the date that is ninety (90) days following Landlord's receipt of the Contraction Notice. Notwithstanding anything to the contrary in Paragraph 10 hereof, the Swing Floor Period, if not previously expired, shall expire on such Contraction Date.

                     (b) If Tenant  fails to  timely  exercise  its  Contraction
            Option, Tenant shall be deemed to have waived its rights with respect thereto and the Contraction Option shall thereupon automatically terminate and be of no further force and effect (time being of the essence with respect to Tenant's exercise thereof). In such event, all of Floor 3 shall continue to constitute a portion of the Office Space for all purposes under the Lease (as amended hereby), and Tenant shall continue to be obligated to pay Rent with respect to such Floor 3 space in accordance with the terms of the Lease (as amended hereby), including Paragraphs 4 and 5 hereof. In addition, Tenant shall have the right to receive the applicable Floor 3 Base Construction Allowance and the applicable Floor 3 Additional Construction Allowance set forth in Paragraph 13 hereof (as such terms are defined therein), pursuant to and in accordance with the terms and conditions thereof.

                     (c) As consideration for Tenant's exercise of the Contraction Option, Tenant agrees to pay, and shall pay, to Landlord a contraction payment in an amount equal to Forty Nine Thousand Three Hundred and 00/100 Dollars ($49,300.00) (the "Contraction Payment"), which Landlord and Tenant stipulate and agree is the sum of three (3) months of Other Rental Amounts with respect to Floor 3 of the Office Space (calculated on the basis of such Other Rental Amounts that would have been owed by Tenant for the three (3) months next following the Contraction Date had Tenant not so exercised the Contraction Option). The Contraction Payment shall be paid by Tenant to Landlord at the time that Tenant delivers its Contraction Notice to Landlord and shall be in addition to, and not in lieu of, the Rent payments otherwise becoming due and payable by Tenant through the Contraction Date. If Tenant timely exercises the Contraction Option in accordance with the foregoing provisions but fails to timely pay the Contraction Payment, then Landlord shall have the option, at its sole discretion, to either (i) cause Tenant's exercise of the Contraction Option to be null and void (and in no event shall Tenant have the right to once again exercise the Contraction Option) and the Lease (as amended hereby) shall remain in full force and effect with respect to Floor 3 of the

            Office Space after the Contraction Date (in which event Tenant shall have the right to receive the applicable Floor 3 Base Construction Allowance and the applicable Floor 3 Additional Construction
            Allowance set forth in Paragraph 13 hereof, pursuant to and in accordance with the terms and conditions thereof) or (ii) permit the termination of the Lease (as amended hereby) with respect to Floor 3 of the Office Space to be effective on the Contraction Date (in which event Tenant's obligation to pay the Contraction Payment shall survive such termination and such Contraction Payment shall bear interest, from the date such Contraction Payment became due until paid, at the interest rate applicable to past due sums under the Lease). Landlord will advise Tenant in writing of which option Landlord elects to exercise within three (3) business days after the date on which Landlord receives the Contraction Notice. Landlord's failure to timely notify Tenant of which option Landlord exercises will be deemed to constitute Landlord's election of option (i) above.

                  12. Floor 3 Must-Take Expansion Space.

                     (a) If the Lease (as  amended  hereby) is  terminated  with respect to Floor 3 of the Office Space pursuant to the provisions of Paragraph 11 hereof, then, subject to Tenant's exercise of the Floor 3 Termination Option (as hereinafter defined) set forth in Paragraph 12(b) hereof, all of Floor 3 shall constitute expansion space that Tenant shall be required to retake and add to the then-existing Office Space (the "Floor 3 Must-Take Expansion Space") commencing as of March 1, 2008 (the "Floor 3 Must-Take Expansion Space
            Commencement Date") and expiring on the expiration of the then-existing Term with respect to the remainder of the Leased Premises (the "Floor 3 Must-Take Expansion Space Term"). In no event shall the Floor 3 Must-Take Expansion Space Term for the Floor 3 Must-Take Expansion Space extend beyond the Term of the Lease for the remainder of the Leased Premises.

                     (b) Provided  that Tenant is not in default under the Lease beyond all applicable cure periods (as amended hereby) as of the date of the Floor 3 Termination Notice (as hereinafter defined), Tenant shall have a one (1) time option to terminate the foregoing requirement to retake the Floor 3 Must-Take Expansion Space (the "Floor 3 Termination Option") by written notice to Landlord received no later than May 31, 2007 (the "Floor 3 Termination Notice").

                     (c) As consideration  for Tenant's  exercise of the Floor 3
            Termination Option, Tenant agrees to pay, and shall pay, to Landlord a termination payment equal to the Net Rent Abatement Amount (the "Floor 3 Termination Payment"). The Floor 3 Termination Payment shall be paid by Tenant to Landlord at the time that Tenant delivers its Floor 3 Termination Notice to Landlord. If Tenant timely exercises the Floor 3 Termination Option in accordance with the foregoing provisions but fails to timely pay the Floor 3 Termination Payment, then Landlord shall have the option, at its sole discretion, to either (i) cause Tenant's exercise of the Floor 3 Termination Option to be null and void (and in no event shall Tenant have the right to once again exercise the Floor 3 Termination Option) and Floor 3 Must-Take Expansion Space shall be added to the Leased Premises on the Floor 3 Must-Take Expansion Space Commencement Date (in which event Tenant shall have the right to receive the applicable Floor 3 Base

            Construction Allowance and the applicable Floor 3 Additional Construction Allowance set forth in Paragraph 13 hereof, pursuant to and in accordance with the terms and conditions thereof) or (ii) permit the termination of Tenant's requirement to retake the Floor 3 Must-Take Expansion Space (in which event Tenant's obligation to pay the Floor 3 Termination Payment shall survive such termination and such Floor 3 Termination Payment shall bear interest, from the date such Floor 3 Termination Payment became due until paid, at the interest rate applicable to past due sums under the Lease). Landlord will advise Tenant in writing of which option Landlord elects to exercise within three (3) business days after the date on which Landlord receives the Floor 3 Termination Notice. Landlord's failure to timely notify Tenant of which option Landlord exercises will be deemed to constitute Landlord's election of option (i) above.

                     (d) If Tenant fails to timely exercise its Floor 3 Termination Option, Tenant shall be deemed to have waived its rights with respect thereto and the Floor 3 Termination Option shall thereupon automatically terminate and be of no further force and effect (time being of the essence with respect to Tenant's exercise thereof). In such event, all (and not less than all) of the Floor 3 Must-Take Expansion Space shall be added to the then-existing Office Space portion of the Leased Premises (as hereinafter sometimes referred to as the "Floor 3 Office Space") for all purposes under the Lease (as amended hereby) upon the Floor 3 Must-Take Expansion Space Commencement Date, and Tenant shall be obligated to pay Base Rental for such Floor 3 Must-Take Expansion Space in an amount equal to the number of square feet of Net Rentable Area contained in such space, multiplied by the rates per square foot of Net Rentable Area of such space for the indicated periods of the Floor 3 Must-Take Expansion Space Term as follows:

              Floor 3 Must-Take Expansion Space
              ---------------------------------

                         Period                                   Rate
                         ------                                   ----
              March 1, 2008 through February 28, 2010            $22.59
              March 1, 2010 through February 28, 2015            $24.58

            During the Floor 3 Must-Take Expansion Space Term, Tenant shall also pay Additional Rental for the Floor 3 Must-Take Expansion Space in accordance with the Lease (as amended hereby); provided, however, that the Base Year for the Floor 3 Must-Take Expansion Space shall be calendar year 2004.

                  (e) Subject to the terms of this Paragraph 12(e), Tenant agrees to accept, and shall accept, the Floor 3 Must-Take Expansion Space on the Floor 3 Must-Take Expansion Space Commencement Date "AS IS", "WHERE IS", without warranty of any kind, express or implied except to the extent expressly set forth herein, to the extent permitted by applicable law. Except for the applicable Floor 3 Base Construction Allowance and the applicable Floor 3 Additional Construction Allowance set forth in Paragraph 13 hereof, Landlord shall not be obligated to provide any additions, alterations, or improvements, nor any credits or allowances therefor, with respect to the Floor 3 Must-Take Expansion Space. Tenant shall have full use of all currently existing materials, improvements, and equipment located in the Leased Premises. No Tenant Improvement Work may be done in the Floor 3 Must-Take Expansion Space without

            Landlord's prior reasonable approval of all the plans and specifications for such work, which approval shall not be unreasonably withheld. All Tenant Improvement Work in the Floor 3 Must-Take Expansion Space shall be constructed in accordance with the terms and conditions of the Lease (as amended hereby).

                  13. Floor 3 Tenant Improvement Work; Floor 3 Construction Allowance.

                     (a) As used  herein,  the term "Floor 3 Tenant  Improvement
            Work" means the Tenant Improvement Work reasonably approved by Landlord and undertaken by or on behalf of Tenant in the Floor 3 Office Space (i) following the First Renewal Term Commencement Date (if such space remains as part of the Leased Premises pursuant to Paragraph 11 hereof) or (ii) following the Floor 3 Must-Take Expansion Space Commencement Date (if such space is added to the Leased Premises pursuant to Paragraph 12 hereof), as applicable. The Floor 3 Tenant Improvement Work shall be performed and completed by Tenant pursuant to and in accordance with the terms and conditions of the Lease (as amended hereby), including the Tenant Improvement Work schedule attached hereto as Exhibit B.

                     (b) As used  herein,  the term  "Floor 3 TI  Costs"  means, collectively, all costs and expenses incurred by Tenant in the construction of the Floor 3 Tenant Improvement Work, including such costs and expenses associated with space planning, preparation of all required design and construction documents, architectural, mechanical, electrical, plumbing, and structural plans and design fees, construction management fees, general contracting fees and construction costs, telephone and computer cabling installation costs, security installations, internal relocation and migration of all existing furnishings as needed, and all relocation costs.

                     (c) Tenant shall be  responsible  for all Floor 3 TI Costs.
            However, Landlord shall contribute an amount toward Floor 3 TI Costs, as follows: (i) an amount equal to Twenty and No/100 Dollars ($20.00) per square foot of Net Rentable Area of the Floor 3 Office Space if such space remains as part of the Leased Premises pursuant to Paragraph 11 hereof or (ii) an amount equal to Fourteen and No/100 Dollars ($14.00) per square foot of Net Rentable Area of the Floor 3 Office Space if such space is added to the Leased Premises pursuant to Paragraph 12 hereof (as applicable, the "Floor 3 Base Construction Allowance"). In the event the Floor 3 TI Costs exceed the Floor 3 Base Construction Allowance, Landlord shall, upon at least thirty (30) days prior written request from Tenant, provide an additional amount toward Floor 3 TI Costs which exceed the Floor 3 Base Construction Allowance, as follows: (i) an amount not to exceed Five and No/100 Dollars ($5.00) per square foot of Net Rentable Area of the Floor 3 Office Space if such space remains as part of the Leased Premises pursuant to Paragraph 11 hereof or (ii) an amount equal to Three and 50/100 Dollars ($3.50) per square foot of Net Rentable Area of the Floor 3 Office Space if such space is added to the Leased Premises pursuant to Paragraph 12 hereof (as applicable, the "Floor 3 Additional Construction Allowance"). In no event shall Landlord be obligated to pay any Floor 3 TI Costs that exceed the aggregate amount of the Floor 3 Base Construction Allowance and, if any, the Floor 3 Additional Construction Allowance requested by Tenant. If any such Floor 3 Additional Construction Allowance is paid by Landlord, then Base Rental for the Leased

            Premises shall be increased (i) over the First Renewal Term or (ii) over the Floor 3 Must-Take Expansion Space Term, as applicable, by an amount sufficient to amortize such Floor 3 Additional Construction Allowance over the First Renewal Term or over the Floor 3 Must-Take Expansion Space Term, respectively, at a rate of ten percent (10%) per annum. Promptly upon Landlord's request, Tenant will execute an amendment to the Lease setting forth the increases to Base Rental resulting from amortizing such Floor 3 Additional Construction Allowance. If prior to the expiration of the First Renewal Term or the Floor 3 Must-Take Expansion Space Term, as applicable, the Lease is terminated or Tenant's right to possession of the Floor 3 Office Space or the Leased Premises is terminated for any reason whatsoever (including, without limitation, a default by Tenant which default continues beyond all applicable cure periods, but excluding termination of the Lease or Tenant's right to possession due to casualty, condemnation or Landlord's default), then, in addition to all other amounts owing by Tenant to Landlord, Tenant shall pay to Landlord the then-remaining unamortized portion of the Floor 3 Additional Construction Allowance (if any).

                     (d) As applicable, (i) from and after March 1, 2005 (if the
            Floor 3 Office Space remains as part of the Leased Premises pursuant to Paragraph 11 hereof) or (ii) from and after March 1, 2008 (if the Floor 3 Office Space is added to the Leased Premises pursuant to Paragraph 12 hereof), Landlord shall, following Landlord's receipt (on a monthly basis) of documentation reasonably satisfactory to Landlord evidencing Floor 3 TI Costs and construction progress with respect to the Floor 3 Tenant Improvement Work and provided that Tenant is not in default, which default continues beyond all applicable cure periods, under the Lease (as amended hereby), pay to Tenant the Floor 3 Base Construction Allowance and any Floor 3 Additional Construction Allowance at a "draw down" rate for (i) and
            (ii) above, as applicable, equal to one-half (1/2) of the Floor 3 Base Construction Allowance and any Floor 3 Additional Construction Allowance within twenty (20) calendar days after the date of Landlord's receipt of Tenant's written request therefor, along with copies of the applicable invoices with respect to such Floor 3 TI Costs, related lien releases and any further information Landlord shall reasonably request, and the remaining one-half (1/2) at completion of Floor 3 Tenant Improvement Work upon Tenant's written request therefor, along with copies of the applicable invoices with respect to such Floor 3 TI Costs, related lien releases and any further information Landlord shall reasonably request; provided, however, any and all such "draw downs" shall be applied first to the then-outstanding balance of the Floor 3 Base Construction Allowance until such Floor 3 Base Construction Allowance amount is exhausted, and thereafter to the Floor 3 Additional Construction Allowance (if any). Landlord shall make the payments to Tenant from the Floor 3 Base Construction Allowance and any Floor 3 Additional Construction Allowance within twenty (20) calendar days after the date of Landlord's receipt of the Tenant's written request therefor, along with copies of the applicable invoices with respect to such Floor 3 TI Costs, related lien releases and any further information Landlord shall reasonably request.

                  14. Administrative Fee. In connection with any and all repair work, tenant improvement work (including the Tenant Improvement Work and the Floor 3 Tenant Improvement Work) and any above-standard Building services or work provided or required under the  Lease (as  amended  hereby),  whether  provided  by  Landlord  or its contractors or by Tenant's Contractor, Tenant shall be obligated to pay to Landlord, in each instance, an additional charge for overhead costs (an "Administrative Fee") in an amount equal to (i) five percent (5%) of the first $100,000.00 of the total cost of such work or services and (ii) one percent (1%) of such cost in excess of $100,000.00. Notwithstanding the foregoing, if Tenant applies any of the outstanding balance of the Mid-Term Refurbishment Allowance to the TI Costs of the Tenant Improvement Work, then Tenant shall not be obligated to pay an Administrative Fee on such portion of the TI Costs to which the Mid-Term Refurbishment Allowance has been applied, but Tenant shall continue to be obligated to pay an Administrative Fee in accordance with the foregoing with respect to the TI Costs which exceed the amount of the Mid-Term Refurbishment Allowance so applied. For avoidance of doubt (and as an illustration and not as a limitation), if such total TI Costs are $500,000.00 and Tenant applies $100,000.00 of the outstanding balance of the Mid-Term Refurbishment Allowance to such TI Costs, then Tenant shall be obligated to pay an Administrative Fee as follows: (i) no Administrative Fee with respect to the first $100,000.00 of the TI Costs, (ii) an Administrative Fee equal to 5% on the next $100,000.00 of the TI Costs, and (iii) an Administrative Fee equal to 1% of the remainder of the TI Costs.

                  15. Maximum Amount of Controllable Costs. The definition of "Maximum Amount of Controllable Costs" in Section 2.4.5 of the Lease is deleted in its entirety and replaced with the following: "The "Maximum Amount of Controllable Costs" for the Base Year of calendar year 2004 shall be the actual Controllable Costs for such year, and the Maximum Amount of Controllable Costs for each year thereafter shall be 106% of the lesser of (i) the actual Controllable Costs for the previous year or (ii) the Maximum Amount of Controllable Costs for the previous year (provided that, as a special rule for the calendar year 2009 and only such year, the Maximum Amount of Controllable Costs for such year shall be equal to the actual Controllable Costs for such year)."

                  16.  Service  Interruption.  (a) The last paragraph of Section
3.1 of the Lease is deleted in its entirety and replaced with the following:

                  "To the extent permitted by applicable law, failure by Landlord to any extent to furnish these defined services, or any cessation thereof, shall not render Landlord liable in any respect for damages to either person or property, nor be construed as an eviction of Tenant, nor (except as provided in Section 3.2) work an abatement of rent, nor relieve Tenant from fulfillment of any covenant or agreement hereof. To the extent permitted by applicable law, should any of the equipment or machinery break down, or for any cause cease to function properly, Tenant shall have no claim for rebate of rent (except as provided in Section 3.2) or damages on account of an interruption in service occasioned thereby or resulting therefrom."

                  (b) All references to Section 3.2.1 occurring in Section 3.3 of the Lease are amended to be references to Section 3.3.

                  17. Electrical Capacity. The first sentence of Section 3.1.3 of the Lease and the succeeding parenthetical sentence are deleted in their entirety and replaced with the following provisions:

                  "Sufficient electrical capacity distributed to a panel box located at the core of each floor of the Leased Premises to operate (A) typewriters, voice writers, calculating machines, personal computers, servers, printers, photocopiers, telecopiers and other machines of similar low electrical consumption (120/208 volts) to the extent that the total design load of low electrical voltage within the Leased Premises does not exceed five (5) watts per square foot of rentable area, and (B) lighting and equipment of standard high voltage electrical consumption (277/480 volt) to the extent that the total design load of high electrical voltage within the Leased Premises does not exceed five (5) watts per square foot of rentable area. (The intent of the foregoing is that Landlord shall provide electrical capacity capable of handling a design load of at least five (5) watts per square foot of rentable area for low electrical consumption (120/208 volts) and five (5) watts per square foot of rentable area for high voltage electrical consumption (277/480 volts)."

                  18. Security Systems. Section 3.1.5 of the Lease is deleted in its entirety and replaced with the following provisions:

                  "Computer card-access or similar security system for the Building (the "Access System"), which restricts or limits persons ability to gain access to the Building at all times other than the Building standard hours set forth in Exhibit F to the Lease, unless such persons are admitted by card key or similar access device. Landlord shall supply, at Landlord's cost and expense, the initial security card keys (or similar access devices) for the Access System to Tenant; provided, that Landlord may impose a reasonable charge to replace any lost, damaged or stolen card keys (or similar access devices), in an amount not to exceed $20.00 per card key (or similar access device). In addition to the Access System provided by Landlord, Tenant shall have the right to install its own security system in the Leased Premises and at doors to Building stairwells located in the Leased Premises at Tenant's sole cost and expense and subject to Landlord's review and approval thereof, which approval will not be unreasonably withheld. If requested by Landlord, Tenant shall remove any such security system upon the expiration or earlier termination of this Lease. If Tenant elects to install a security card access system in the Building stairwells pursuant to the preceding sentence, Tenant may, at Tenant's sole cost and expense, upgrade the finishes and lighting in the stairwells in compliance with applicable laws and after obtaining Landlord's consent, which consent shall not be unreasonably withheld. In addition, if Tenant's security system is compatible with Landlord's Access System at the Building, Tenant shall have the right, a Tenant's sole cost and expense (inclusive of any reasonable monthly fee charged by Landlord), to connect Tenant's security system to Landlord's Access System, provided such connection does not result in increased costs or fees to Landlord; PROVIDED, HOWEVER, THAT LANDLORD SHALL NOT BE LIABLE TO TENANT, ITS AGENTS, CONTRACTORS, CUSTOMERS, EMPLOYEES, INVITEES, LICENSEES, SERVANTS OR VISITORS FOR ANY DAMAGES, LOSSES, CLAIMS, OR CAUSES OF ACTION, ARISING OUT OF OR IN CONNECTION WITH PERSONAL INJURY OR PROPERTY DAMAGE CAUSED BY OR DUE TO THEFT,

         BURGLARY OR PERSONS GAINING ACCESS TO THE BUILDING, THE PROJECT OR THE LEASED PREMISES UNLESS CAUSED BY THE NEGLIGENCE OF LANDLORD."

                  19. Third Party Services. A new Section 3.13 is hereby added to the Lease, and reads as follows:


                  "3.13 THIRD PARTY SERVICES. If Tenant desires any service which Landlord has not specifically agreed to provide in this Lease, such as private security systems or telecommunications services (including cable television) serving the Leased Premises, Tenant shall procure such service directly from a reputable third party service provider ("Provider") for Tenant's own account. Tenant shall require each Provider to comply with the Building's rules and regulations, all applicable laws, and Landlord's reasonable policies and practices for the Building. Tenant acknowledges that, subject to applicable laws, Landlord may require all Providers utilizing any area of the Building outside the Leased Premises to be qualified by Landlord and to enter into a written agreement acceptable to Landlord prior to gaining access to, or making any installations in or through any area of the Building. Accordingly, Tenant shall give Landlord advance written notice sufficient for such purposes unless the Provider has been previously approved by Landlord or in the event of a bona fide emergency (defined as an unexpected and unforeseeable serious occurrence urgently requiring immediate action to avoid or minimize substantial economic loss and/or property damage, as determined by Tenant in the exercise of its reasonable business judgment).

                  20. Sublease by Tenant. Section 4.5(1) of the Lease is amended by deleting (iii) from Section 4.5(1). As amended, Section 4.5(1) reads as follows:

                  "(1) to terminate this Lease as to the space so affected as of the date so specified by Tenant, in which event Tenant will be relieved of all further obligations under this Lease as to such space which occur after the date of such termination (this item (1) to be available as an option to Landlord, however, only if (i) the proposed assignment or sublease is not to an Affiliate of Tenant; (ii) there is more than five (5) years left in the term of this Lease at the time the request to assign or sublet is made; and (iii) Tenant shall not have rescinded its request by written notice to Landlord delivered within five (5) days after Landlord shall have notified Tenant that it has elected this item (1) in response to Tenant's request for approval;"

                  21. Renewal Options. Section 5.27 of the Lease is hereby amended by deleting the first (1st) and second (2nd) paragraphs thereof in their entirety and substituting the following therefor (it being understood that the third (3rd) paragraph thereof shall remain in full force and effect):

                  "Section 5.27 RENEWAL OPTION. So long as Tenant is not in default in the performance of its covenants and obligations under this Lease beyond all applicable cure periods, Tenant is hereby granted the option to renew the Term of this Lease for two (2) successive periods of five (5) years each (each, a "Renewal Term"), the first such period (the "Second Renewal Term") to commence at the expiration of the First Renewal Term and the second such period (the "Third Renewal Term") to commence at the expiration of the Second Renewal Term.

                  Tenant shall exercise its option to renew by delivering written notice of such election to Landlord not earlier than twelve
         (12) months nor later than six (6) months prior to the expiration of the First Renewal Term or the Second Renewal Term, as the case may be. Failure by Tenant to give such notice timely to Landlord shall result in such option being void and of no further force and effect unless otherwise agreed in writing by Landlord. Any such renewal of this Lease shall be upon the same terms and conditions of the Lease, except (a) the Base Rental (1) during the Second Renewal Term shall be ninety percent (90%) and (2) during the Third Renewal Term shall be one hundred percent (100%), of the prevailing Market Base Rental Rate (as defined in Section 5.27 of the Lease) for similar space in the Town Center Area in Houston, Texas, at the time the applicable Renewal Term commences, (b) Tenant shall have no option to renew this Lease beyond the expiration of said Renewal Terms, (c) Tenant shall not have the right to assign its renewal rights to any subtenant of the Leased Premises or assignee of the Lease, nor may any such subtenant or assignee exercise such renewal rights, and (d) the Leased Premises shall be leased to Tenant during the applicable Renewal Term in an "AS IS", "WHERE IS" condition, without warranty of any kind, express or implied (to the extent permitted by applicable law), and with no obligation on the part of Landlord to furnish, install or modify any leasehold improvements therein or to provide an allowance or credit therefor.

                  22. Preferential Right to Lease. Section 5.28 of the Lease is hereby deleted in its entirety and the following is hereby substituted therefor:

                  "Section 5.28 PREFERENTIAL RIGHT TO LEASE. So long as Tenant is not in default in the performance of its covenants or obligations under this Lease beyond all applicable cure periods, Tenant shall have a preferential right throughout the Term (including any future Renewal Terms) (the "Preferential Option") to lease office space in the
         Building not included in the Leased Premises (the "Preferential Space"), subject to and upon the terms and conditions set forth in this
         Section 5.28. The Preferential Option shall be continuous and recurring, but shall be subject and subordinate to any renewal options, expansion options or other preferential rights granted by Landlord to ExxonMobil Corporation with respect to such Preferential Space (the "Preferential Space Prior Rights Tenant").

         During the period that the Preferential Right is in effect, if Landlord intends to lease all or any portion of any Preferential Space to one or more third parties (other than to the Preferential Space Prior Rights Tenant), Landlord shall give written notice (the "Preferential Notice") to Tenant of (i) Landlord's intent to lease such Preferential Space,
         (ii) Landlord's determination of the then-prevailing Market Base Rental Rate (as defined in Section 5.27 of the Lease) for such Preferential Space, (iii) the date such Preferential Space is expected to be available for delivery and (iv) any other relevant business terms for the lease of such Preferential Space, including, but not limited, to any market Tenant Improvement Allowance, Base Year expense component for the year said Preferential Notice is provided to Tenant, and any other market concession or inducements Landlord is providing to third party prospect tenants. After receipt of a Preferential Notice from Landlord, and provided this Lease and Tenant's Preferential Right as to the space covered by the Preferential Notice are then in full force and effect and Tenant is not in default in the performance of its covenants or obligations under this Lease beyond all applicable cure periods, Tenant shall have the right to include all (but not part) of the applicable Preferential Space under this Lease upon the following terms and conditions:

                          The base rental rate for the Preferential Space shall be the then-prevailing Market Base Rental Rate (as defined in Section
         5.27 of the Lease). The Base Rental for the Preferential Space shall commence ninety (90) days after the date on which Landlord delivers the Preferential Space to Tenant. Tenant shall also pay Additional Rental with respect to such Preferential Space, as provided in this Lease.

                          The Preferential Space shall be provided in its then-existing "AS IS", "WHERE IS" condition, without warranty of any kind, express or implied (to the extent permitted by applicable law), and with no obligation on the part of Landlord to furnish, install or modify any leasehold improvements therein or to provide an allowance or credit therefor.

                          The Preferential Space leased by Tenant pursuant to this Section 5.28 shall be added to the Leased Premises on the date of Landlord's delivery of the Preferential Space to Tenant.

                  Tenant shall exercise its Preferential Right, if at all, by providing written notice (the "Preferential Option Exercise Notice") of its interest in exercising to Landlord within seven (7) business days after a Preferential Notice is given to Tenant. If Tenant fails to timely deliver its Preferential Option Exercise Notice, or if Tenant otherwise elects to not exercise its Preferential Right, then (i) Tenant shall be deemed to have waived its preferential right to lease the Preferential Space in question and (ii) Landlord shall be free to lease all or any portion of the Preferential Space covered by such Preferential Notice on similar terms and conditions as proposed by Landlord to Tenant.

                  The term for any Preferential Space included in the Leased Premises pursuant to Tenant's exercise of its Preferential Right shall be coterminous with the then-existing Term for the remainder of the Leased Premises (as such Term may be further extended in accordance with this Lease). In no event shall this Lease continue in force and effect as to any Preferential Space beyond the termination of this Lease or of Tenant's right of possession to the Leased Premises.

                  Notwithstanding anything to the contrary contained in this Lease, Tenant shall not have the right to assign the Preferential Option to any assignee or subtenant, and no assignee or subtenant may exercise such option. The exercise of the Preferential Option by Tenant shall be irrevocable."

                  23. Right of First Refusal. The Lease is hereby amended to add the following as a new Section 5.30 thereto:

                  "Section 5.30 CONTINUING RIGHT OF FIRST REFUSAL. So long as Tenant is not in default in the performance of its covenants or obligations under this Lease beyond all applicable cure periods, Tenant shall have a continuing and recurring right of first refusal throughout the Term (including any future Renewal Terms) (the "ROFR") to lease office space located on the lower elevator bank floors of the Building and not included in the Leased Premises (the "ROFR Space"), subject to and upon the terms and conditions set forth in this Section 5.30. The ROFR shall be subject and subordinate to any renewal options, expansion options or other preferential rights granted by Landlord to ExxonMobil Corporation with respect to such ROFR Space (the "ROFR Prior Rights Tenant").

                  In the event that (i) Landlord receives a bona fide offer from a third party to lease any ROFR Space, which third party offer Landlord is willing to accept (a "Third Party Offer"), and the ROFR Prior Rights Tenant shall have relinquished its rights to such ROFR Space, Landlord shall notify Tenant in writing of the portion of the ROFR Space as to which Landlord has received a Third Party Offer, which notice shall include a written summary of the economic terms of such Third Party Offer. Thereafter, Tenant shall have seven (7) business days in which to notify Landlord in writing of Tenant's intention to exercise the ROFR as to all (but not part) of such ROFR Space so offered (the "ROFR Exercise Notice").

                  If Tenant timely delivers its ROFR Exercise Notice, then the applicable ROFR Space shall be added to the Leased Premises on the following terms and conditions:

                           The base rental rate for the ROFR Space shall be substantially the same as that included in the Third Party Offer (taking into account all economic terms of the Third Party Offer), such that the base rental rate determined is not materially inconsistent with the then-prevailing Market Base Rental Rate (as defined in Section
         5.27 of the Lease). Tenant shall also pay Additional Rental with respect to such ROFR Space, as provided in this Lease.

                           The ROFR Space shall be provided in the same or substantially similar condition as stipulated in the Third Party Offer, including any allowances or improvements provided for in the Third Party Offer.

                           The ROFR Space leased by Tenant pursuant to this
         Section 5.30 shall be added to the Leased Premises as of the date it was to be made available for occupancy by Landlord in the Third Party Offer.

                          With respect to the term of the Lease with respect to such ROFR Space added to the Leased Premises: (i) if the lease term contained in the applicable Third Party Offer is shorter than the then-existing remaining Term of this Lease for the Leased Premises, then the term of the Lease for such ROFR Space shall be, at Tenant's option, either (a) coterminous with such then-existing Term of this Lease for the Leased

         Premises or (b) for the Lease term contained in the applicable Third Party Offer; provided that the length of the term for such ROFR Space may affect the applicable base rental rate for the ROFR Space, or (ii) if the lease term contained in the applicable Third Party Offer is longer than the then-existing Term of this Lease for the Leased Premises, then the term of this Lease for such ROFR Space shall be, at Tenant's option, either (A) coterminous with the Term of this Lease for the Leased Premises or (B) for the lease term contained in the applicable Third Party Offer; (y) provided, however, if Tenant elects option (B), then the then-existing Term of this Lease for the Leased Premises shall be extended so as to make such Term of this Lease for the Leased Premises coterminous with the term of this Lease for such ROFR Space; and (z) provided further, however, if at the time Tenant exercises the ROFR there is less than three (3) years remaining in the then-existing Term of this Lease for the Leased Premises, then Tenant shall be deemed to have elected option (B) set forth above and the then-existing Term of this Lease for the Leased Premises shall be extended in the manner set forth above.

                  If Tenant fails to timely deliver its ROFR Exercise Notice within the seven (7)-business day period referenced above, then Tenant shall be deemed to have elected not to exercise the ROFR and any and all rights or interests of Tenant in and to the applicable ROFR Space shall thereupon become null and void and of no further force or effect; however, if Landlord fails to execute a binding lease agreement for the ROFR Space with the third party identified in the Third Party Offer within six (6) months after Tenant's waiver of its ROFR concerning the ROFR Space, Tenant's ROFR shall reoccur and apply to the applicable ROFR Space.

                  Notwithstanding anything to the contrary contained in this Lease, Tenant shall not have the right to assign the ROFR to any assignee or subtenant, and no assignee or subtenant may exercise such option. The exercise of the ROFR by Tenant shall be irrevocable."

                  24. Parking. Effective as of the First Renewal Term Commencement Date, Exhibit C to the Original Lease, Paragraph 5 of the Third Amendment, Paragraph 8 of the Fourth Amendment and Paragraph 6 of the Seventh Amendment shall be deleted in their entirety and Exhibit C attached to this Eighth Amendment shall thereupon be substituted therefor.

                  25. Monument Signage. During the First Renewal Term (and any applicable Renewal Terms thereafter), Landlord, at its cost and expense (but with such cost and expense being chargeable as a reasonable Operating Expense), shall maintain the existing exterior monument sign identifying Tenant. All changes to Tenant's signage (if any) on such monument sign shall be at Tenant's sole discretion, cost and expense, but subject to Landlord's approval, not to be unreasonably withheld, conditioned or delayed. All the terms and provisions of
Section 3.5 of the Original Lease with respect to such monument sign, Tenant's signage thereon and Tenant's rights thereto, are hereby ratified and confirmed and remain in full force and effect.

                  26. SNDA. For a period of sixty (60) days following the Effective Date of this Eighth Amendment, Landlord shall use commercially reasonable efforts to obtain a subordination, non-disturbance and attornment agreement (an "SNDA") in favor of Tenant from the current holder of the first lien mortgage on the Building, which SNDA (if obtained) shall be on such mortgage holder's current form.

                  27. Compliance with Disability Laws. Landlord, at its cost and expense (but with such cost and expense being chargeable as an Operating Expense in accordance with Section 2.4.3 of the Lease) shall cause the Common Areas of the Building, specifically including the restrooms on floors 3, 4, 5, 6, & 7, to comply, in all material respects, with the Americans with Disabilities Act of 1990 and the Texas Architectural Barriers Act (as each has been or shall be amended, promulgated by regulation and interpreted, collectively, the "Disability Laws"). Tenant, at its cost and expense shall cause areas within the Leased Premises to comply, in all material respects, with the Disability Laws.

                  28. Brokerage Commissions. Section 5.19 of the Lease is hereby deleted in its entirety. Landlord and Tenant hereby represent and warrant to each other that, except for The Staubach Company ("Tenant's Broker") with respect to its representation of Tenant, no commission is due and payable to any broker or leasing agent in connection with this Eighth Amendment as a result of its own dealings with any such broker or leasing agent, and Landlord and Tenant hereby agree to indemnify and hold each other harmless from and against all loss, damage, cost and expense (including reasonable attorneys' fees) suffered by the other party as a result of a breach of the foregoing representation and warranty. Landlord agrees to pay a commission to Tenant's Broker in connection with this Eighth Amendment in accordance with a separate agreement between Landlord and Tenant's Broker to be agreed and fully executed by Landlord and Tenant's Broker prior to the Effective Date of this Eighth Amendment.

                  29. Full Force and Effect. The Lease, as amended hereby, remains in full force and effect without any further amendments, alterations, or modifications thereto except as set forth herein, and Landlord and Tenant expressly ratify and confirm the Lease as amended hereby. The Lease, as amended hereby, constitutes the entire agreement between the parties hereto and no further modification of the Lease shall be binding unless evidenced by an agreement in writing signed by Landlord and Tenant.

                  30. Counterparts. This Eighth Amendment may be signed in separate and multiple counterparts, each of which shall be considered an original, but all of which taken together shall constitute one and the same instrument.

                  31. Audit By Tenant. The second paragraph of Section 2.5 of the Lease is deleted in its entirety and replaced with the following provisions:

                  "Within one hundred eighty (180) days after the expiration of each calendar year, Landlord shall provide to Tenant in substantial detail the calculations performed to determine the Project's Basic Costs for the preceding calendar year in accordance with the applicable provisions of the Lease. Landlord shall provide in reasonable detail the calculation of Tenant's Proportionate Share of the Basic Costs for the applicable calendar year. Landlord shall also provide Tenant with the average Building occupancy for such calendar year.

                  Tenant shall have the right, at its own cost and expense (of which Tenant is not required to pay Landlord's costs of complying with such audit provision), to audit or inspect Landlord's detailed records each year with respect to Project Basic Costs, as well as all other Additional Rental payable by Tenant pursuant to the Lease for any calendar year for the purpose of confirming that the Project's Basic Costs have been calculated in compliance with the Lease. Any such audit shall be performed by Tenant's personnel or a third party auditor not being compensated on a contingent fee basis. Landlord shall utilize, and cause to be utilized, accounting records and procedures for each calendar year conforming to generally accepted accounting principles consistently applied with respect to all of the Project Basic Costs for such calendar year, including without limitation, all payments for the Project Basic Costs, to enable the audit or inspection by Tenant pursuant to this clause to be conducted. Tenant must conduct any such audit within one (1) year after the date Tenant receives Landlord's statement regarding Basic Costs for a particular calendar year, Tenant may only conduct one (1) audit within any calendar year, and Tenant shall have no right to audit Landlord's records with respect to any particular calendar year more than once. Pursuant to the foregoing, Landlord shall be obligated to keep such records for all calendar years associated with this Lease until two (2) years following the date Landlord delivers its statement regarding Basic Costs for any particular calendar year. Tenant shall give Landlord not less than ten
         (10) business days prior written notice of its intention to conduct any such audit. Landlord shall cooperate with Tenant during the course of such audit, which shall be conducted during normal business hours in the Building management office. Landlord agrees to make such personnel available to Tenant as is reasonably necessary for Tenant, Tenant's employees and agents, to conduct such audit. Tenant shall keep all information obtained during any such audit confidential.

                  The result of such audit, as reasonably determined by both parties, shall be binding upon Landlord and Tenant. If such audit discloses that the amount paid by Tenant as Tenant's Proportionate Share, or other Additional Rent payable pursuant to the Lease, has been overstated by more than four percent (4%), then, in addition to immediately repaying such overpayment and associated interest to Tenant, Landlord shall also pay the reasonable costs incurred by Tenant in connection with such audit."

                  32. Operating Expense Exclusions. Section 2.4.4 is amended by adding the following exclusions from Basic Costs:

                  "2.4.23 Penalties incurred by Landlord as a result of Landlord's failure to make payments due in connection with Landlord's obligations respecting the Building and/or the Project (unless caused by Tenant's failure to pay amounts due under this Lease when due) or penalties incurred by Landlord as a result of Landlord's failure to file any income tax or information returns when due;

                  2.4.24 Costs arising from Landlord's charitable or political contributions;

                  2.4.25 Costs of rent credits, rent concessions, rent abatements, and cost reimbursements to tenants (including Tenant) pursuant to the express provisions of this Lease or another lease covering space in the Building; and

                  2.4.26   Costs   incurred   in   connection   with  the  sale,
         refinancing, mortgaging or changing in ownership of the Building including brokerage commissions, legal and accounting fees directly attributable to such activity, and closing costs."

                  33. Mitigation of Damages. Section 5.4 of the Lease is deleted in its entirety and is replaced by the following paragraph:

                  "5.4 MITIGATION OF DAMAGES. Upon termination of Tenant's right to possess the Leased Premises, Landlord shall, to the extent required by applicable law, use commercially reasonable efforts to mitigate damages by reletting the Leased Premises. Notwithstanding Landlord's duty to mitigate its damages as provided herein, Landlord shall not be obligated to give any priority to reletting Tenant's space in connection with its leasing of space in the Building. This Section 5.4 shall not affect Landlord's remedies for Tenant's default set forth in
         Section 5.10 hereof.

                  34. Default by Tenant. Section 5.10 is hereby amended by changing the phrase "twenty (20) days" to "thirty (30) days".

                  35. Default by Landlord. A new Section 5.31 is added to the Lease, which Section 5.31 provides as follows:

                  "5.31 LANDLORD DEFAULT. Landlord shall be in default under this Lease in the event Landlord has not begun and pursued with reasonable diligence the cure of any failure of Landlord to meet its monetary obligations under this Lease within ten (10) days after the receipt by Landlord of written notice from Tenant of Landlord's alleged failure to perform or if Landlord has failed to meet its non-monetary obligations within thirty (30) days after the receipt by Landlord of such written notice from Tenant, except that if Landlord's failure to perform cannot reasonably be cured within thirty (30) days, Landlord shall be allowed additional time as is reasonably necessary to cure the failure so long as Landlord commences to cure the failure within thirty
         (30) days after receipt by Landlord of such written notice from Tenant and diligently pursues such cure thereafter. In no event shall Tenant have the right to terminate or rescind this Lease as a result of Landlord's default, except as expressly provided in this Lease. Tenant waives such remedies of termination or rescission (except as otherwise specifically provided for in this Lease) and agrees that Tenant's remedies for default under this Lease and for breach of any promise or inducement are limited to a suit for damages and/or injunction. In addition, Tenant shall prior to the exercise of any such remedies, provide each Mortgagee (in each instance, only as to those Mortgagees of which Tenant has received written notice of their interest) with written notice and grant each Mortgagee a period of thirty (30) days after receipt of such notice to cure any default by Landlord, provided, however, that if more than thirty (30) days is reasonably required to cure such default, such 30-day period shall be extended by such reasonable period (including, if necessary to effectuate such cure, any time period which may be needed to gain possession of the Project) if such Mortgagee gives written notice of its intention to remedy such default and thereafter diligently pursues such cure to completion."

                  36. No Waiver. A new Section 5.32 is added to the Lease, which
Section 5.32 provides as follows:

                  "5.32 NO WAIVER. Either party's failure to declare a default immediately upon its occurrence, or delay in taking action for a default shall not constitute a waiver of the default, nor shall it constitute an estoppel. Either party's failure to enforce its rights for a default shall not constitute a waiver of its rights regarding any subsequent default.

                  37. No Warranties. Section 5.20 is hereby amended by adding the phrase "TO THE EXTENT PERMITTED BY APPLICABLE LAW," to the beginning of such paragraph.

                  38. Notices. Section 5.24 of the Lease is deleted in its entirety and replaced with the following provisions:

                  "5.24 Notices. Any notice to be given or to be served upon any party hereto in connection with this Lease must be in writing, and may be given by regular mail, certified or registered mail, facsimile transmission over the telephone (with a conforming copy delivered by another method permitted hereunder), or delivery by courier. All notices will be deemed to have been given when delivered to and received by the party to whom it is addressed. Attempted delivery and resulting refusal to accept delivery will constitute delivery of the notice for purposes of this Section 5.24. Any party hereto may, at any time by giving fifteen (15) days written notice to the other party hereto, designate a new address or fax number in substitution of the then existing address or fax number to which such notice must be given."


                                  [End of text]

                  EXECUTED and effective as of the Effective Date.

                              LANDLORD:

                              GREENSPOINT PLAZA LIMITED PARTNERSHIP

                              By:    Houston Town Center LLC,
                                a Texas limited liability company,
                                its general partner

                                By:    Hines Acquisitions No. 1
                                       Limited Partnership,
                                       a Texas limited partnership,
                                       its manager

                                       By:    Hines Interests Limited
                                              Partnership, a Delaware
                                              limited partnership,
                                              its general partner

                                              By:  Hines Holdings, Inc.,
                                                   a Texas close corporation,
                                                   its general partner

                                                   By:
                                                      ------------------------
                                                        E. Staman Ogilvie
                                                        Executive Vice President



                                          TENANT:

                                          SWIFT ENERGY COMPANY

                                          By:
                                             -----------------------------------
                                          Name:
                                               ---------------------------------
                                          Title:
                                                --------------------------------

                                    EXHIBIT B

                        TENANT IMPROVEMENT WORK SCHEDULE

The provisions of this Exhibit B shall apply to any and all alterations or physical additions to the Office Space from and after the Effective Date of the Eighth Amendment (herein called the "Tenant Work") and the Exhibit B in the Lease is hereby deleted in its entirety.

Capitalized terms used herein that are not defined herein shall have the same meaning given to such terms in the Lease.

ARTICLE I         LANDLORD AND TENANT PRE-CONSTRUCTION OBLIGATIONS

1. Tenant Space Plan. Tenant will deliver to Landlord a detailed space plan containing the information described in items 1, 2 - for location only, 3, 4, 7 - for location only, 10 - for location only, and 16 - for location only of Article III of this Exhibit B, together with other relevant information and written instructions relating thereto (said space plan and other information and instructions being herein called the "Tenant Space Plan").

2. Landlord Review. Landlord will review the Tenant Space Plan to confirm that the Tenant Work contemplated thereby (i) conforms with or exceeds the reasonable standards of the Town Center and the requirements listed in items 1, 2 - for location only, 3, 4, 7 - for location only, 10 for location only, and 16 - for location only of Article III of this Exhibit B, and (ii) will not impair the structural, mechanical, electrical or plumbing integrity of the Town Center. Landlord shall either approve or disapprove the Tenant Space Plan in writing within ten (10) days after the date Landlord receives the Tenant Space Plan, such approval not to be unreasonably withheld. If Landlord does not approve the Tenant Space Plan, Landlord will inform Tenant in writing of its objections and Tenant will revise the same and deliver a corrected version to Landlord for its approval within five (5) days after the date Tenant receives Landlord's disapproval notice. The approval and revision process for the revised Tenant Space Plan shall be the same as described in the previous two sentences until the Plans are agreed to by the parties. Landlord understands the phased nature of the Tenant Improvement Work and acknowledges and agrees that the Tenant Space Plans may be submitted for Landlord's review based on the project phases as they become complete.

3. Tenant Working Drawings. After the Tenant Space Plan has been approved in writing by Landlord, Tenant shall cause working drawings (the "Tenant Working Drawings") of the Tenant Work to be prepared and shall deliver the same to Landlord for its approval within forty-five calendar days (45) days after the date of Landlord's approval of the Tenant Space Plans. The Tenant Working Drawings shall consist of complete sets (at least three prints and one reproducible copy) of plans and specifications, including detailed architectural, structural, mechanical, electrical and plumbing plans for the Tenant Work. The Tenant Working Drawings shall be substantially consistent with the Tenant Space Plan and shall contain all information described in
         Article III of this Exhibit B. The Tenant Working Drawings shall be prepared at Tenant's expense by Gensler and engineers selected by Tenant and reasonably approved by Landlord and shall be consistent with and shall conform to the Building plans and specifications and all applicable laws, regulations, rules, ordinances and codes (which shall be the responsibility of Tenant). The approval process for the Tenant Working Drawings shall be identical to the approval process for the Tenant Space Plan described in paragraph 2 of this Article I. Landlord understands the phased nature of the Tenant Improvement Work and acknowledges and agrees that the Tenant Working Drawings may be submitted for Landlord's review based on the project phases as they become complete.

4. Tenant Project Manager. Tenant intends to retain The Staubach Company ("Staubach") as the Tenant Project Manager to manage Tenant's design and construction processes for the Tenant Work. Staubach's duties in connection with the Tenant Work will include such processes as selection of the architect and contractor, management of information gathering, design management, budgeting, scheduling, cost control, and construction management.

ARTICLE  II SELECTION OF A CONTRACTOR AND CONSTRUCTION OF TENANT WORK

1. Bid Letting. Tenant shall competitively bid for general contracting services and shall solicit proposals from reputable contractors selected by Tenant and reasonably agreed to by Landlord (the "Tenant Contractor(s)"). Within twenty (20) days of the date Tenant submits the bid proposals to the Tenant Contractor(s), Tenant shall review the bid proposals and construction schedules received by such date.

2. Selection of Bid. Tenant may negotiate with the Tenant Contractor(s), but in any event Tenant shall accept one (1) of the bids and enter into a contract (which contract shall be AIA Document A101, 1997 Edition, Standard Form of Agreement Between Owner and Contractor with modifications made by Tenant) with the selected contractor (the "Tenant Contractor"). Tenant agrees to notify Landlord promptly of its decision.

3. Tenant Contractor - Construction Coordination. The Tenant Contractor shall (and Tenant shall cause its contract with such Tenant Contractor to so provide):

         (a)conduct its work in such a manner so as not to unreasonably interfere with other tenants, Town Center operations, Building operations or any other construction occurring on or in the Town Center, the Building or the Leased Premises;

            (i) execute  a set of and  comply  with  the  Contractor  Rules  and
                Regulations attached hereto as Schedule I and comply with all additional rules and regulations relating to construction activities in or on the Project as may be reasonably promulgated from time to time and uniformly enforced by Landlord or its agents;

            (ii)maintain   such   insurance  in  force  and  effect  as  may  be
                reasonably requested by Landlord or as required by applicable law.

            (iii) be  responsible  for  reaching  a  reasonable  agreement  with
                Landlord and its agents as to the terms and  conditions  for all
                contractor   items  relating  to  the
            conducting of its work including, but not limited to, those matters relating to hoisting, systems interfacing, use of temporary utilities, storage of materials, access to the Leased Premises and the Project and the purchase of Building standard as well as other reusable materials.

         (b)Landlord shall have the right to reasonably approve all subcontractors to be used by the Tenant Contractor, which approval shall not be unreasonably withheld as long as such subcontractors reasonably satisfy the requirements of this paragraph 3.

4. Tenant Contractor - HOLD HARMLESS. Tenant shall indemnify and hold harmless Landlord, its agents, contractors and any mortgagee of Landlord from and against any and all losses, damages, costs (including costs of suit and attorneys' fees), liabilities or causes of action for injury to, or death of, any person, for damage to any property and for mechanic's, materialmen's or other liens or claims arising out of or in connection with the work done by Tenant Contractor (and Tenant Contractor's subcontractors and sub-subcontractors) under its contract with Tenant.

5. Tenant Contractor - Mechanic's and Materialmen's Liens. Tenant shall notify in writing all materialmen, contractors, artisans, mechanics, laborers and other parties hereafter contracting with Tenant for the furnishing of any labor, services, materials, supplies or equipment with respect to any portion of the Leased Premises that they must look solely to Tenant for payment for same and shall simultaneously send copies of all such notifications to Landlord for its review. Should any mechanic's or other liens be filed against any portion of the Project, including the Leased Premises, by reason of Tenant's or Tenant Contractor's acts or omissions or because of a claim against Tenant or Tenant Contractor, Tenant shall inform Landlord of such lien immediately and cause the same to be canceled or discharged of record by bond or otherwise within thirty (30) days after receipt of written notice by Tenant. If Tenant fails to cancel or discharge the lien within said thirty (30) day period, Landlord may, at its sole option, cancel or discharge the same and upon Landlord's demand, Tenant shall promptly reimburse Landlord for all reasonable costs (including attorneys' fees) incurred in canceling or discharging such liens.

6. Payment to Landlord. Tenant shall pay to Landlord all amounts payable by Tenant pursuant to this Exhibit B within twenty (20) days after the date of Tenant's receipt of the written billing by Landlord.

7. Default. The failure by Tenant to comply with the provisions of paragraphs 3, 4, 5, 6 or 10 of this Article II shall constitute a default by Tenant under the terms of Section 5.10 of the Lease and Landlord shall have the benefit of all remedies provided for in the Lease if such default by Tenant continues beyond all applicable cure periods.

8. Change Orders. Tenant may authorize changes in the Tenant Work; provided that any changes must meet the criteria set forth in Article I of this Exhibit B. Tenant shall also be responsible for any delays or additional costs caused by such change orders.

9. Substantial Completion. "Substantial Completion" shall mean the day on which the Tenant Work has been completed in accordance with the Tenant Working Drawings so that Tenant may receive the beneficial use of the Leased Premises (i.e., when Tenant may use the Leased Premises for its intended purpose), subject to a punch list of non-material items that can be completed within thirty (30) days, all as reasonably determined by Landlord, Tenant, and Tenant's Consultants in their reasonable judgment. Tenant will strive to complete all such punchlist items within sixty (60) days following the date of Substantial Completion. Landlord understands the phased nature of the Tenant Improvement Work and acknowledges and agrees that Substantial Completion for the project will be achieved by the actual phases of the project.

10. Completion of Construction. Tenant shall cause construction of the non-structural portions of the Tenant Work to be performed and completed substantially in accordance with the Tenant Working Drawings reasonably approved by Landlord, and shall cause all other portions of the Tenant Work to be performed and completed in accordance with the Tenant Working Drawings reasonably approved by Landlord.

11. As-Built Plans and Certificate of Occupancy. Within thirty (30) day of completing the Tenant Work, Tenant shall deliver to Landlord (i) complete CAD files of the as-built plans and specifications for the Tenant Work and (ii), if required pursuant to applicable laws, codes, rules and regulations, a permanent, unconditional certificate of occupancy issued by the City of Houston with respect to the Tenant Work. Upon receipt of such plans, Landlord will transfer same to Landlord's master plans.

12. Life Safety System: Landlord shall provide a life safety control system and building backbone for the entire Building at its cost and expense that meets the minimum City of Houston code requirements. If life safety devices installed in the Leased Premises by Tenant require improvements or modifications in addition to the minimum referred to above, such improvements and modifications shall be made at Tenant's sole cost and expense.

13. Disclaimer of Warranty: LANDLORD SHALL MAKE NO, AND DOES NOT MAKE ANY, WARRANTIES, EXPRESS OR IMPLIED, WITH RESPECT TO THE TENANT WORK, TO THE EXTENT PERMITTED BY APPLICABLE LAW. LANDLORD SHALL NOT BE RESPONSIBLE FOR THE COMPLIANCE WITH, OR ENFORCEMENT OF ANY OF THE WARRANTIES OR COVENANTS FROM ANY TENANT CONTRACTOR, BUT LANDLORD WILL, UPON WRITTEN REQUEST BY TENANT, ASSIST TENANT IN ENFORCING SUCH WARRANTIES AND COVENANTS FROM THE TENANT CONTRACTOR AT TENANT'S COST AND EXPENSE. TO THE EXTENT PERMITTED BY APPLICABLE LAW, ALL IMPLIED WARRANTIES, INCLUDING BUT NOT LIMITED TO THOSE OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE, ARE EXPRESSLY NEGATED AND WAIVED. WITHOUT LIMITING THE FOREGOING, LANDLORD SHALL NOT BE RESPONSIBLE FOR FAILURE OF THE TENANT WORK TO BE COMPLETED IN A TIMELY MANNER, TO BE COMPLETED IN ACCORDANCE WITH THE TENANT WORKING DRAWINGS, OR OTHERWISE.

14. Non-Responsibility Notice: LANDLORD WILL NOT BE RESPONSIBLE FOR, AND WILL NOT HAVE CONTROL OR CHARGE OF, CONSTRUCTION MEANS, METHODS,
         TECHNIQUES, SEQUENCES OR PROCEDURES OR FOR SAFETY PRECAUTIONS AND PROGRAMS IN CONNECTION WITH THE TENANT WORK, AND IT WILL NOT BE RESPONSIBLE FOR TENANT CONTRACTOR'S FAILURE TO CARRY OUT SUCH TENANT WORK. LANDLORD WILL NOT BE RESPONSIBLE FOR, OR HAVE CONTROL OR CHARGE OVER, THE ACTS OR OMISSIONS OF TENANT'S CONTRACTOR, OR ITS AGENTS OR EMPLOYEES. LANDLORD IS ACTING SOLELY AS A CONSULTANT TO TENANT WITH RESPECT TO ADMINISTERING THE TENANT WORK, BUT IS NOT ACTING AS A CONTRACTOR, AND IS NOT GUARANTEEING THE PERFORMANCE OF THE TENANT WORK.

15. Remodeling of Restrooms: Landlord agrees that, at Landlord's cost and expense, in addition to the Construction Allowance set forth in Paragraph 7(c) of this Eighth Amendment, Landlord will, prior to the First Renewal Term Commencement Date, make whatever alterations and improvements are necessary to remodel the restrooms (the "Restrooms") on Floors 3, 4, 5, 6 and 7 to cause them to comply with the Americans With Disabilities Act, the Texas Architectural Barriers Act (Article 9102, Texas Revised Civil Statutes) and similar state and local laws (herein collectively called "ADA Laws") and to make whatever alterations and additions to the Common Areas of the Project to cause them to comply with the ADA Laws (as an Operating Expense).

ARTICLE III MINIMUM INFORMATION REQUIRED OF TENANT SPACE PLAN

Tenant shall provide to Landlord a Tenant Space Plan that contains architectural, mechanical, electrical and plumbing plans prepared and stamped by a licensed architect or engineer, as the case may be, indicating changes or modifications to the existing "As-Is" condition as it relates to:

         1.       Location and type of all partitions.

         2. Location and types of all doors indicating hardware and providing a keying schedule.

         3. Location and type of glass partitions, windows, doors and framing.

         4.       Location of telephone equipment room.

         5.       Critical dimensions necessary for construction.

         6. Location, circuit number and specifications of all electrical devices, outlets, switches, telephone outlets, etc.

         7.       Location and type of all lighting and access control systems.

         8. Location and type of equipment that will require special electrical requirements. Provide manufacturers' specifications for use and operation.

         9.       A load analysis of all electrical devices.

         10. Location, weight per square foot and description of any exceptionally heavy equipment or filing system exceeding 50 psf live load.

         11. Location, type and specifications of any new supplemental HVAC distribution systems and controls.

         12.      Requirements for special air conditioning or ventilation.

         13.      Type and color of floor covering.

         14.      Location, type and color of wall covering.

         15.      Location, type and color of paint and/or finishes.

         16. Location and type of plumbing, including special sprinklering requirements.

         17.      Location and type of kitchen equipment.

Details Showing:

         1. All millwork with verified dimensions and dimensions of all equipment to be built-in.

         2.       Corridor entrances.

         3. Bracing or support of special walls, glass partitions, etc., if desired. If not included with the Tenant Space Plan, the Building architect will design, at Tenant's expense, all support or bracing required.

                                   Schedule I
                              Two Greenspoint Plaza

                        CONSTRUCTION RULES & REGULATIONS

I.       PLANS

1. All plans must be reasonably approved by Landlord, through its manager, Hines Interests Limited Partnership ("Hines Interests"), prior to commencement of work.

2.       Partition plan must detail all demolition and buildback.

3. Electrical plan must detail all electrical demolition and buildback. If a new panel and/or transformer are added, the installation is to be designed by Tenant's electrical engineer. Engineering fees will be borne by the Tenant. The new panel and/or transformer will be metered and any additional electrical use in excess of the electrical capacity permitted pursuant to Section 3.1.3 of the Lease will be billed to the Tenant on a monthly basis. Additional items that would require an electrical meter may include air-cooled, self-contained air conditioning units, above building standard office/computer equipment, etc.

4. The mechanical/plumbing plan must detail all thermostat, troffer and duct relocation, removal or addition. The addition of any independent air conditioning units must be shown. The air-cooled units are to be electrically metered as indicated above and a charge for heat dissipation will be included as well. A BTU meter or a gallon totalizing water meter is to be installed for each chilled water unit along with a remote read-out at Tenant's cost. All meter charges will be paid by the Tenant on a monthly basis, after being billed to Tenant at Landlord's cost. All plumbing detail (deletion or addition) must be shown.

5. A complete set of final, revised plans must be submitted to Hines Interests upon completion of work. A second copy of the mechanical plan will be required.

6. The Tenant will not be charged with the cost to transfer the partition, mechanical, electrical and plumbing changes to Landlord's master plans.

7. All buildout plan reviews, ADA and/or TAS inspections must be performed by the building approved RAS (Registered Accessibility Specialist) plan review company and must be coordinated through the management office. Tenant shall have the right to use an alternate RAS if it is determined that the building approved RAS' fees are not competitive or market.

II.      INSURANCE

                  The General Contractor and all subcontractors shall carry the minimum statutory limits of workmen's compensation and quantities of general liability insurance deemed reasonable by Landlord, through its manager, Hines Interests, to be sufficient for the proposed tenant construction. Original certificates of such insurance are to be submitted prior to the commencement of work.

                  Specific requirements are as follows:

         General                        Liability $1,000,000 per occurrence
                                        combined single limit bodily injury and
                                        property damage.
         Auto Liability                 $1,000,000 per occurrence combined
                                        single limit bodily injury and property
                                        damage.
         Workers Compensation           as determined by statute.
         Employers Liability            $500,000 per accident.
         Name as additional insured     Greenspoint Plaza Limited Partnership
                                        Hines Interests

                  The certificate holder must be Greenspoint Plaza Limited Partnership and Hines Interests.

III.     PERMITS

                  Permits and licenses necessary for the work shall be secured and paid for by the General Contractor.

                  The permits are to be posted at a readily accessible area near the construction site.

IV.      CERTIFICATE OF OCCUPANCY

                  A certificate of occupancy must be provided to the Management Office at the conclusion of the project.

V.       GENERAL RULES

1.       All materials used must meet City, State and Federal building codes.

2. Lien waivers from all contractors shall be furnished to Hines Interests within thirty (30) days after completion of tenant construction.

3.       The following work shall be performed only after normal working hours:

         - All demolition, trash removal, laying tack strip, drilling/cutting of the concrete slab or a concrete structural member, noisy or vibration-causing buildback (screw guns, etc.) and material stocking.

         - All work resulting in offensive odors such as the use of latex enamel paint, lacquer, glue used in tile floor installation, etc.

         - All work which is the subject of any complaint from another tenant regarding interference from the construction with such tenant's use of its premises.

         - All work requiring access to the ceiling on a floor below a lease space being remodeled (which work must also be scheduled through Hines Interests management office).

4. The General Contractor must notify the Hines Interests management office prior to the commencement of any dusty work (demolition, sheetrock cutting, sanding, extensive sweeping, etc.) so that additional filtering capacity on the air handler distribution systems can be provided.

5. At the end of construction, the Building staff will change out the filters and clean the coils in both mechanical rooms on the remodel floor. Tenant will be charged Landlord's actual cost for this service.

6. Only building standard locksets keyed to the Building's restricted keyway may be used throughout lease spaces.

7. Reasonable amounts of water and electricity will be furnished to the General Contractor without cost for use in lighting, operating portable power tools, drinking water, etc. The General Contractor shall make all connections, furnish any necessary extensions and remove same upon completion of work.

8. Restroom facilities are not to be used for the cleaning of tools or paint materials. Contractors shall utilize only those facilities specifically designated by Hines Interests.

9. The General Contractors shall carefully protect all walls, carpet, ceiling tiles, floors, furniture and fixtures in common and other tenant areas and repair or replace any damaged property without cost to Landlord.

10. All Contractors shall confine use of the premises to the designated construction site so as not to disrupt other tenants.

11. At no time will abusive language or actions or loud radios be tolerated.

12. A copy of these rules and regulations must be posted on the construction site in a manner allowing easy access by all workers. It is the General Contractor's responsibility to instruct his employees and subcontractors to familiarize themselves with these rules and regulations.

13. Notwithstanding anything to the contrary contained herein, Landlord and Tenant agree that the following shall govern the construction of the Tenant Improvements:

         (a) No charges shall be borne by Tenant or its contractors for heating, ventilation, air conditioning (except the cost for after-hours use of such services), use of elevators, use of personnel and material hoisting, chilled water, or any metered utilities during construction, and Landlord shall provide heating, air conditioning and ventilation to the Leased Premises during the construction period;

         (b) Tenant or its contractors shall be allowed to place a forty cubic-yard dumpster in an area adjacent to the building during construction, but such dumpster placement shall not interfere with daily deliveries and truck dock use by Landlord or its other Contractors in the Building;

         (c) Tenant or its contractors shall be allowed to reasonably use, along with Landlord's contractors, the freight elevator during the construction period;

         (d) There shall be no charge for contractor or subcontractor parking and such parking shall at all times be in adjacent garage or surface areas within the complex or reasonably close thereto which is designated by Landlord (Landlord having the right to change such designated area from time to time);

         (e)  There   shall  be  no  charge  for   after-hours   contractor   or
              subcontractor access;

VI.      ELEVATOR USAGE

1. The use of the freight elevators shall be scheduled by the Tenant with the Hines Interests management office. Tenant may reserve an elevator five (5) days per workweek, Monday through Friday, and on Saturday and Sunday in advance, to be reasonably approved by Hines Interests management office; provided, that if an elevator operator is required due to after hours usage or other special uses, Tenant shall be required to pay the cost of such operator. Freight elevators are available for weekday use from 6 p.m. until 6 a.m. the following morning. Tenant may reserve the freight elevator on the weekend for one twelve (12) hour time slot per day (midnight to 3 p.m. or 3 p.m. to midnight). Any time slots not reserved by Tenant or any other tenant leasing space in the Building will be available for unrestricted reservation "first come, first served" beginning at 9 a.m. on the Friday of the week prior to the applicable week. Cancellations must be in writing delivered to the management office or sent to the management office via electronic mail.

2. All construction materials, tools and trash are to be transferred to and from the construction site via the freight elevators. The passenger elevators are to be used to transport people only unless otherwise reasonably approved by Landlord.

3. Situations may arise when the General Contractor may be required to share the freight elevators with the Building crew or tenants. This sharing shall be carried out in a professional manner.

4. Special elevator use such as access to the top of an elevator cab must be scheduled through the Hines Interests management office. Sufficient time should be allowed to arrange the provision of elevator personnel to perform the requested service. Tenant will be responsible for any charges incurred in these special arrangements.

VII.     SECURITY, BUILDING ACCESS, LOADING DOCK AREA

1. Tenant will be responsible for providing the Tenant Contractor with security clearance into the Building as well as access into the lease space.

2. The loading dock area has a 30 minute parking limit during normal working hours. Vehicles parked beyond that time period will be towed away at the individual owner's expense. Arrangements must be made through the Hines Interests management office for any extended parking privileges in the loading dock area after normal working hours.

VIII.    CONSTRUCTION

1. On multi-tenant floors, a demising partition must separate lease spaces. If the adjoining space is vacant, the second side of the demised partition must be taped, floated and painted. Any vacant space shall remain unaltered.

2. If the Tenant desires wallcovering at exterior columns, it is advised that a reveal be placed between the window mullions and the sheetrock. This procedure should help keep condensate from bleeding on to the fabric.

3. Should the remodel of a lease space affect the public corridor, it is the Tenant's responsibility to duplicate the finishes in the hallway so that the new construction is not visible.

4. It is recommended that the Tenant review the condition of all finishes that will not be affected by the remodeling of its lease space (i.e. exterior window mullions, doors, frames, head track, slot diffusers, etc.) because the improvements in place are being provided in their existing condition, on an "as is" basis.

IX.      ELECTRICAL WORK

1. All additional circuits added to existing or new electrical panels must be properly labeled or marked indicating the equipment serviced by each new circuit.

2. All electrical panels, junction boxes and pull boxes which are opened or removed for additional circuits or terminations shall be covered, closed or replaced, with no exceptions.

3. During construction, provisions are to be made so that all lights can be, and are, turned off each night.

4. Upon completion of work, all light fixtures in the work area are to be working properly and fully lit and cleaned, including replacements of tubes and ballasts as required. Prior to the commencement of Tenant Improvement Work, Landlord shall make sure that all lamps are of the same color and type, are burning, and ballasts are properly functioning.

5. All new building equipment shall be building standard or approved by Landlord, through its manager, Hines Interests. All light switches and outlets are to be at building standard height.

6. All floor penetrations shall be caulked, cemented or filled with materials which are fire-rated and match specifications of original floor composition.

7. In remodeling of lease spaces involving 10,000 square feet or more, all electrical wiring and cabling as well as telephone cabling that is not to be reused is to be removed.

8. All electrical work is to be performed by an electrical contractor approved by Hines Interests which approval shall not be unreasonably withheld, conditioned or delayed.

X.       MECHANICAL/PLUMBING WORK

1. The mechanical contractor will be responsible for securing and temporarily relocating HVAC thermostats and relocating the thermostats on the walls as indicated on the mechanical plans. If a replacement thermostat is needed, Hines Interests can provide one at a cost to the Tenant of $100.00 per thermostat.

2. All duct tap cut-outs not used on main ducts shall be covered with a duct plate and insulation which will be secured to the main duct.

3.       All new flex ducts shall be externally insulated.

4. The mechanical contractor shall verify air flow delivery against the mechanical plan as per NEBB and TEBB procedures. Mechanical contractor shall submit the air balance report to the Building Chief Engineer along with a copy of his certification.

5. Upon completion of the mechanical work, the Tenant Contractor will demonstrate to the Building Chief Engineer that all relocated or new thermostats function correctly and are properly calibrated. Contractor should contact the Building Chief Engineer at ______________ to schedule the walk-through.

6. All new equipment shall be building standard or approved by Landlord, through its manager, Hines Interests. All thermostats are to be at building standard height.

7. All floor penetrations shall be caulked, cemented or filled with materials which are fire-rated and match specifications of original floor composition.

8. In remodels of lease space involving 10,000 square feet or more, all duct and plumbing lines that are not to be reused are to be removed.

9. All new plumbing should be installed in such a way that it may be cut off and repaired without affecting other lease spaces.

10.      Auxiliary  condensate  overflow lines must terminate  within the Leased
         Premises.

XI.      SAFETY REQUIREMENTS

1. Use of any welding or cutting torch must be approved by Hines Interests. The Tenant Contractor must schedule the time the torch will be used and he must have a fire extinguisher present while the torch is in use.

2. Use of any varnishes, lacquers, glues or other combustible materials or materials which may produce offensive odors must be approved and the application thereof scheduled through Hines Interests.

3. Any work that will involve the draining of a sprinkler line must be approved by Hines Interests. In all instances, the system will not be left inoperable overnight.

4. Should any portion of a remodel interfere with the fire alarm system, the work must be scheduled through Hines Interests in advance. Any costs associated with false alarms that are caused by the Tenant Contractor, its employees or subcontractors shall be absorbed by the Tenant Contractor. Once the Fire Marshall has inspected the fire alarm system such that a certificate of occupancy has been issued, if Landlord elects, an additional fire alarm system inspection (speakers, smoke/heat detectors, pull stations) will be conducted by FireSafe Protection Services, Inc. at Landlord's expense when the Tenant Work has been completed.

5. A Material Safety Data Sheet (MSDS) must be posted in any area where any hazardous and/or harmful materials are in use. Strict adherence to rules listed in this sheet is required.

6. Any fireproofing removed from the structural beams or columns to permit welding of braces or other materials shall be replaced with the same material or an acceptable equivalent.

XII.     CLEAN UP

                  The Tenant Contractor shall keep the construction site free of accumulation of debris and rubbish. Trash must be removed via the freight elevators after normal working hours in a vehicle provided by Tenant Contractor. Any dust or dirt outside the construction site is to be cleaned on a daily basis. The Tenant Contractor should provide subcontractors with a floor mat to prevent dust and dirt tracking into public corridors and elevators. Final clean-up is the responsibility of the Tenant Contractor including vacuuming (with contractor's equipment) after new carpet installation.

XIII.    ASBESTOS

                  Effective September 1, 2001, prior to demolition or renovation of any construction space an Asbestos survey is required per the Texas Asbestos Health Protection Act, Article 4477-3a. Prior to construction the Tenant Contractor is required to submit a list to building management identifying all building materials that may be disturbed as part of the renovation or demolition process. It is required to have an Asbestos survey performed by a qualified person for all areas affected by the renovation or demolition. Tenant Contractor will take whatever steps necessary in order to assure that no products containing Asbestos are used in the construction process. Following construction the Tenant Contractor must complete a material Asbestos survey and forward to the Property Management Office.

                   Suspected Asbestos Containing Material List

 Tenant Contractor's Verification of Non-asbestos Materials Used in Construction

Job Foreman
                              -------------------------------------------------
Job Name
                              -------------------------------------------------
Date of Job Completion
                              -------------------------------------------------
Person Completing This Form
                              -------------------------------------------------

The following materials were used in construction and do not contain asbestos:

      Material       Manufacturer  Product Identifier   Documentation Attached
      --------       ------------  ------------------   ----------------------
Wallboard
Wall Texture
Joint Compound
Ceiling Texture
Fireproofing
Plaster
Floor Tile
Floor Tile Mastic
Sheet Flooring
Pipe Insulation
Equipment Insulation
Insulation Mastic
Ceiling Tile
Baseboard Mastic
Mirror Mastic
Carpet Mastic
Caulking
Mastic


XIV.     INSPECTION

                  At or near the end of the project, Tenant Contractor will schedule a walk-through with the Building Chief Engineer and Construction Manager.

                  Non-compliance with these rules and regulations may result in barring the responsible parties from future activities in the Building. Based on a review of the Tenant Improvement Work by the Landlord, Tenant, and Tenant's Consultants,, if construction is not performed in a manner that is equal to or greater than what is considered standard in a first class building in the Greenspoint Plaza area of Houston, Texas, then Tenant Contractor will correct the noted issues within thirty (30) days of Tenant's notice of same. If Tenant fails to do so, the Hines Interests construction group may correct such items at Tenant's expense, plus fifteen percent (15%). These rules and regulations are subject to change upon ten (10) days advance written notice to Tenant.


                                      B15

                                    EXHIBIT C

                                     PARKING

                  Landlord shall make available to Tenant, upon Tenant's request, at all times during the First Renewal Term and any Renewal Term thereafter, three and one-half (3.5) permits per 1,000 square feet of Net Rentable Area within the Office Space of the Leased Premises (the "Available Parking Permits") to park vehicles in the Two Greenspoint Plaza garage (the "Garage"); provided, however, of said Available Parking Permits, the following amount shall be taken by Tenant, on a "must-take" basis, at all times during the First Renewal Term and any Renewal Terms thereafter: two and one-half (2.5) permits per 1,000 square feet of Net Rentable Area within the Office Space of the Leased Premises (the "Must-Take Parking Permits"). Thirty (30) of said Must-Take Parking Permits shall be for reserved parking spaces (the "Must-Take Reserved Permits"), identified on Exhibit C-1, and the remainder of parking permits taken by Tenant shall be for unreserved parking spaces. Except with respect to the foregoing reserved parking spaces, no specific spaces in the Garage are to be assigned to Tenant, but Landlord will issue to Tenant the aforesaid number of unreserved parking stickers or tags, each of which will authorize parking in the Garage of a vehicle on which the sticker or tag is displayed, or Landlord will provide reasonable alternative means of identifying and controlling vehicles authorized to be parked in the Garage, and Landlord will provide sufficient spaces for such vehicles. Landlord may make, modify and enforce reasonable rules and regulations relating to the parking of vehicles in the Garage, and Tenant will abide by such rules and regulations. From time to time, Landlord may, without notice to Tenant, open visitor parking into areas of the Garage designated for Tenant's parking spaces.

                  The foregoing parking ratios with respect to the Available Parking Permits and the Must-Take Parking Permits (3.5/2.5 per 1000 square feet of Net Rentable Area) shall apply to any and all additional office space leased by Tenant in the Building during the First Renewal Term and any other Renewal Terms. At any time during the First Renewal Term and any Renewal Term thereafter, up to sixty (60) of the Available Parking Permits (inclusive of the Must-Take Reserved Permits) may be for reserved parking spaces. If Tenant desires reserved parking spaces in addition to the Must-Take Reserved Permits, Tenant shall notify Landlord in writing and Landlord shall have thirty (30) days to provide such additional reserved parking spaces after receipt of such notice. Tenant shall have the right to convert any reserved parking spaces in excess of the Must-Take Reserved Permits back to unreserved parking permits at any time during the Term, provided that, if Tenant again desires additional reserved spaces in excess of the Must-Take Reserved Spaces, Tenant must notify Landlord in writing and Landlord shall have thirty (30) days to provide such spaces as aforesaid.

                  As the "Basic Parking Charge", Tenant covenants and agrees to pay Landlord commencing on the first day of the sixty-first (61st) month of the First Renewal Term, as Additional Rental hereunder, the sum of $50.00 per month, plus applicable sales tax thereon, for each of the parking permits for unreserved spaces issued by Landlord as herein provided, and $70.00 per month, plus applicable sales tax thereon, for each of the parking permits for the reserved spaces. Such sums to be payable monthly in advance on the first day of each and every calendar month during the Term, and a pro rata portion of such sum shall be payable for the first partial calendar month or last partial calendar month in the event the Term commences or ends on a date other than the
first day of a calendar  month.  Tenant's  obligation  to pay the Basic  Parking
 Charge, and applicable sales tax thereon, shall be considered an obligation to pay rent for all purposes hereunder and shall be secured in like manner as is Tenant's obligation to pay rent under the Lease. Default in payment of any amounts due hereunder or failure by Tenant to comply with the rules and regulations promulgated by Landlord or the operator of the Garage, a copy of which will be delivered by Landlord to Tenant prior to the Effective Date, shall be deemed a default under the Lease, subject to notice requirements and all applicable cure periods under the Lease.

                                                                    Exhibit 10.2



                   FIRST AMENDED AND RESTATED CREDIT AGREEMENT

                                      AMONG

                              SWIFT ENERGY COMPANY,
                                   AS BORROWER

                                  BANK ONE, NA
                             AS ADMINISTRATIVE AGENT

                     WELLS FARGO BANK, NATIONAL ASSOCIATION
                              AS syndication AGENT

                                   BNP PARIBAS
                              AS SYNDICATION AGENT


                                     CAYLON
                             AS DOCUMENTATION AGENT

                                SOCIETE GENERALE
                             AS DOCUMENTATION AGENT

                                       AND

                          THE LENDERS SIGNATORY HERETO

                                       AND

                         BANC ONE CAPITAL MARKETS, INC.
                   AS SOLE LEAD ARRANGER AND SOLE BOOK RUNNER

                                  June 29, 2004
                      -------------------------------------
                            Revolving Line of Credit
                              of up to $400,000,000
                        with Letter of Credit Subfacility
                      -------------------------------------

                                Table of Contents

                                                                                                               Page

ARTICLE 1         DEFINITIONS AND INTERPRETATION..................................................................1
   1.1            Terms Defined Above.............................................................................1
   1.2            Additional Defined Terms........................................................................1
   1.3            Undefined Financial Accounting Terms...........................................................15
   1.4            References.....................................................................................15
   1.5            Articles and Sections..........................................................................15
   1.6            Number and Gender..............................................................................15
   1.7            Incorporation of Exhibits......................................................................16

ARTICLE 2         TERMS OF THE FACILITY..........................................................................16
   2.1            Revolving Line of Credit.......................................................................16
   2.2            Letter of Credit Facility......................................................................17
   2.3            Limitations on Interest Periods................................................................18
   2.4            Limitation on Types of Loans...................................................................18
   2.5            Use of Loan Proceeds and Letters of Credit.....................................................19
   2.6            Interest.......................................................................................19
   2.7            Repayment of Loans and Interest................................................................19
   2.8            General Terms..................................................................................20
   2.9            Time, Place, and Method of Payments............................................................20
   2.10           Pro Rata Treatment; Adjustments................................................................20
   2.11           Borrowing Base Determinations..................................................................21
   2.12           Mandatory Prepayments..........................................................................22
   2.13           Voluntary Prepayments and Conversions of Loans.................................................23
   2.14           Commitment Amount..............................................................................23
   2.15           Letter of Credit Fee...........................................................................23
   2.16           Loans to Satisfy Obligations of Borrower.......................................................24
   2.17           Security Interest in Accounts; Right of Offset.................................................24
   2.18           General Provisions Relating to Interest........................................................24
   2.19           Obligations Absolute...........................................................................25
   2.20           Yield Protection...............................................................................26
   2.21           Illegality.....................................................................................28
   2.22           Taxes..........................................................................................28
   2.23           Replacement Lenders............................................................................29
   2.24           Regulatory Change..............................................................................30
   2.25           Commitment Fee.................................................................................30
   2.26           Increase of Commitments........................................................................30

ARTICLE 3         CONDITIONS.....................................................................................32
   3.1            Conditions Precedent to Initial Loan and Letter of Credit......................................32
   3.2            Conditions Precedent to Each Loan..............................................................34

                               Table of Contents
                                  (continued)

                                                                                                               Page
   3.3            Conditions Precedent to Issuance of Letters of Credit..........................................35

ARTICLE 4         REPRESENTATIONS AND WARRANTIES.................................................................35
   4.1            Existence of Borrower and Subsidiaries.........................................................35
   4.2            Existence of Partnerships......................................................................35
   4.3            Due Authorization..............................................................................36
   4.4            Valid and Binding Obligations of Borrower......................................................36
   4.5            Security Instruments...........................................................................36
   4.6            Scope and Accuracy of Financial Statements.....................................................36
   4.7            Liabilities, Litigation and Restrictions.......................................................36
   4.8            Title to Properties............................................................................37
   4.9            Compliance with Federal Reserve Regulations....................................................37
   4.10           Authorizations and Consents....................................................................37
   4.11           Compliance with Laws, Rules, Regulations and Orders............................................37
   4.12           Proper Filing of Tax Returns and Payment of Taxes Due..........................................37
   4.13           ERISA Compliance...............................................................................37
   4.14           Take-or-Pay; Gas Imbalances....................................................................38
   4.15           Refunds........................................................................................38
   4.16           Casualties or Taking of Property...............................................................38
   4.17           Locations of Business and Offices..............................................................38
   4.18           Environmental Compliance.......................................................................38
   4.19           Investment Company Act Compliance..............................................................39
   4.20           Public Utility Holding Company Act Compliance..................................................39
   4.21           No Material Misstatements......................................................................39
   4.22           Subsidiaries...................................................................................39
   4.23           Defaults.......................................................................................39
   4.24           Maintenance of Properties......................................................................39

ARTICLE 5         AFFIRMATIVE COVENANTS..........................................................................40
   5.1            Maintenance and Access to Records..............................................................40
   5.2            Quarterly Financial Statements.................................................................40
   5.3            Annual Financial Statements....................................................................40
   5.4            Compliance Certificates........................................................................40
   5.5            Oil and Gas Reserve Reports....................................................................40
   5.6            SEC and Other Reports..........................................................................41
   5.7            Notices........................................................................................41
   5.8            Letters in Lieu of Transfer Orders; Division Orders............................................42
   5.9            Additional Information.........................................................................42
   5.10           Payment of Assessments and Charges.............................................................43
   5.11           Compliance with Laws...........................................................................43
   5.12           ERISA Information and Compliance...............................................................43

                               Table of Contents
                                  (continued)

                                                                                                               Page
   5.13           Hazardous Substances Indemnification...........................................................43
   5.14           Further Assurances.............................................................................44
   5.15           Fees and Expenses of Administrative Agent......................................................44
   5.16           Indemnification of Lenders and Administrative Agent............................................45
   5.17           Maintenance of Existence and Good Standing.....................................................45
   5.18           Maintenance of Tangible Property...............................................................45
   5.19           Maintenance of Insurance.......................................................................45
   5.20           Inspection of Tangible Property................................................................45
   5.21           Payment of Notes and Performance of Obligations................................................46
   5.22           Operation of Oil and Gas Properties............................................................46
   5.23           Performance of Designated Contracts............................................................46
   5.24           Title Opinions; Title Defects..................................................................46
   5.25           Level of Mortgage Coverage.....................................................................46

ARTICLE 6         NEGATIVE COVENANTS.............................................................................46
   6.1            Indebtedness; Contingent Obligations...........................................................46
   6.2            Loans or Advances..............................................................................47
   6.3            Mortgages or Pledges of Assets.................................................................47
   6.4            Sales of Properties; Leasebacks................................................................47
   6.5            Dividends and Distributions....................................................................48
   6.6            Changes in Corporate Structure.................................................................48
   6.7            Rental or Lease Agreements.....................................................................48
   6.8            Investments....................................................................................48
   6.9            Lines of Business; Subsidiaries................................................................49
   6.10           ERISA Compliance...............................................................................49
   6.11           Sale or Discount of Receivables................................................................49
   6.12           Transactions With Affiliates...................................................................49
   6.13           Current Ratio..................................................................................49
   6.14           Interest Coverage Ratio........................................................................49
   6.15           Amendment of Partnership Agreements............................................................49
   6.16           New Subordinated Debt, Senior Subordinated Debt and Senior Notes due 2011......................49
   6.17           Negative Pledges...............................................................................50
   6.18           Issuance of Stock in Swift Energy International, Inc...........................................50
   6.19           Senior Notes Due 2011..........................................................................50

ARTICLE 7         EVENTS OF DEFAULT..............................................................................50
   7.1            Enumeration of Events of Default...............................................................50
   7.2            Rights Upon Default............................................................................52

ARTICLE 8         THE ADMINISTRATIVE AGENT.......................................................................53
   8.1            Appointment....................................................................................53

                               Table of Contents
                                  (continued)

                                                                                                               Page
   8.2            Delegation of Duties...........................................................................53
   8.3            Exculpatory Provisions.........................................................................53
   8.4            Reliance by Administrative Agent...............................................................53
   8.5            Notice of Default..............................................................................54
   8.6            Non-Reliance on Administrative Agent and Other Lenders.........................................54
   8.7            Indemnification................................................................................55
   8.8            Restitution....................................................................................55
   8.9            Administrative Agent in Its Individual Capacity................................................56
   8.10           Successor Administrative Agent.................................................................56
   8.11           Applicable Parties.............................................................................56

ARTICLE 9         MISCELLANEOUS..................................................................................57
   9.1            Assignments; Participations....................................................................57
   9.2            Amendments and Waivers.........................................................................58
   9.3            Survival of Representations, Warranties and Covenants..........................................58
   9.4            Notices and Other Communications...............................................................58
   9.5            Parties in Interest............................................................................59
   9.6            No Waiver; Rights Cumulative...................................................................59
   9.7            Survival Upon Unenforceability.................................................................59
   9.8            Rights of Third Parties........................................................................59
   9.9            Controlling Agreement..........................................................................59
   9.10           Confidentiality................................................................................59
   9.11           Integration....................................................................................60
   9.12           Jurisdiction and Venue.........................................................................60
   9.13           Waiver of Rights to Jury Trial.................................................................60
   9.14           Governing Law..................................................................................60
   9.15           Counterparts...................................................................................60

EXHIBITS


Exhibit I         Form of Notes                                                                                 I-i
Exhibit II        Form of Assignment Agreement                                                                 II-i
Exhibit III       Form of Borrowing Request                                                                   III-i
Exhibit IV        Form of Compliance Certificate                                                               IV-i
Exhibit V         Facility Amounts                                                                              V-i
Exhibit VI        Disclosures                                                                                  VI-i
Exhibit VII       Form of Opinion of Counsel                                                                  VII-i
Exhibit VIII      Subsidiaries and Partnerships                                                              VIII-I
Exhibit IX        Description of New Zealand Property                                                          IX-I
Exhibit X         Pricing Schedule                                                                              X-I
Exhibit XI        Form of New Lender Agreement                                                                 XI-I
Exhibit XII       Form of Commitment                                                                          XII-I

                   FIRST AMENDED AND RESTATED CREDIT AGREEMENT


                  THIS FIRST AMENDED AND RESTATED CREDIT AGREEMENT (this "Agreement") is made and entered into as of June 29, 2004, by and among SWIFT ENERGY COMPANY, a Texas corporation (the "Borrower"), each lender that is a signatory hereto or becomes a signatory hereto as provided in Section 9.1 (individually, together with its successors and assigns, a "Lender" and, collectively, together with their respective successors and assigns, the "Lenders"), and BANK ONE, NA, a national banking association (as successor by merger to Bank One, Texas, National Association), as Administrative Agent for the Lenders (in such capacity, together with its successors in such capacity pursuant to the terms hereof, the "Administrative Agent"), BANC ONE CAPITAL MARKETS, INC. as Sole Lead Arranger and Sole Book Runner, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Syndication Agent, BNP PARIBAS, as Syndication Agent, CALYON as Documentation Agent and SOCIETE GENERALE as Documentation Agent.

                              W I T N E S S E T H:

                  WHEREAS, the Borrower and the Lenders entered into an Amended and Restated Credit Agreement dated September 28, 2001, as amended by First Amendment dated effective as of January 25, 2002, and further amended by Second Amendment dated effective as of April 5, 2003, and Letter Agreement dated as of October 14, 2003.

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

                  "Alternative Base Rate Loan" shall mean any Loan and any portion of the Loan Balance which the Borrower has requested, in the initial Borrowing Request for such Loan or a subsequent Borrowing
         Request for such portion of the Loan Balance, bear interest at the Alternative Base Rate, or which pursuant to the terms hereof are otherwise required to bear interest at the Alternative Base Rate.

                  "Applicable Fee Rate" means, at any time, the percentage rate per annum at which Commitment Fees are accruing on the unused portion of the Commitment Amount at such time as set forth in the Pricing Schedule.

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

                  "Applicable Margin" shall mean at any time for Eurodollar Rate Loans and Alternative Base Rate Loans an incremental rate of interest as set forth on the Pricing Schedule.

                  "Arranger" shall mean Banc One Capital Markets, Inc., a Delaware corporation, and its successors, in its capacity as Lead Arranger and Sole Book Runner.

                  "Assignment Agreement" shall mean an Assignment Agreement, substantially in the form of Exhibit II, with appropriate insertions.

                  "Available Commitment" shall mean, at any time, an amount equal to the remainder, if any, of (a) the Commitment Amount minus (b) the sum of the Loan Balance at such time plus the L/C Exposure at such time.

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

                        (c) when  requesting a  Alternative  Base Rate Loan,  be
                  delivered to the Administrative Agent no later than 11:00 a.m.,

                  Central Standard or Daylight Savings Time, as the case may be, on the Business Day of the requested borrowing or conversion; and

                        (d) when requesting a Eurodollar Rate Loan, be delivered
                  to the Administrative Agent no later than 11:00 a.m., Central Standard or Daylight Savings Time, as the case may be, the third Business Day preceding the requested borrowing or conversion and designate the Interest Period requested with respect to such Loan.

                  "Business Day" shall mean a day other than a day when commercial banks are authorized or required to close in the State of Texas or Chicago, Illinois and, with respect to all requests, notices, and determinations in connection with, and payments of principal and interest on, Eurodollar Rate Loans, which is also a day for trading by and between banks in Dollar deposits in the London interbank market.

                  "Closing Date" shall mean June 29, 2004.

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

                  "Commitment Period" shall mean the period from and including the Closing Date to but not including the Final Maturity.

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

                  "Default Rate" shall mean a per annum interest rate equal to the Alternative Base Rate from time to time in effect plus two percent (2%), such rate to be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) during the period for which payable, but in no event shall such rate exceed the Highest Lawful Rate.

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

                  "EBITDAX" shall mean, for any period, operating earnings determined in accordance with GAAP, excluding for such period, interest, federal and state income taxes, depreciation, amortization, and other non-cash expenses or non-cash gains and exploration expenses, and excluding debt extinguishment costs not to exceed $15,000,000.

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

                  "Final Maturity" shall mean October 1, 2008.

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

                  "Future Net Investments in New Zealand" shall mean investments by the Borrower, on a non-consolidated basis, beginning in the year 2002, in its Subsidiaries in New Zealand for the purpose of production of oil, gas and other hydrocarbons in New Zealand which shall take into consideration the amount of dollars invested and the amount of dollars returned to the Borrower from such Subsidiaries to arrive at the sum which will be the net investment for the Borrower in New Zealand.

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

                  "Indebtedness" shall mean, as to any Person, without duplication, (a) all liabilities (excluding reserves for deferred income taxes, deferred compensation liabilities, and other deferred liabilities and credits) which in accordance with GAAP would be included in determining total liabilities as shown on the liability side of a balance sheet, (b) all obligations of such Person evidenced by bonds, debentures, promissory notes, or similar evidences of indebtedness, (c) all other indebtedness of such Person for borrowed money, (d) all obligations of others, to the extent any such obligation is secured by a Lien on the assets of such Person (whether or not such Person has assumed or become liable for the obligation secured by such
         Lien), (e) Letters of Credit, and (f) Contingent Obligations.

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

                  "Interest Expense" shall mean, for any period, the total interest expense (including, without limitation, interest expense attributable to capitalized leases) of the Borrower for such period, determined in accordance with GAAP.

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

                  "Material Adverse Effect" shall mean any material and adverse effect on (a) the assets, liabilities, financial condition, business, operations or prospects of the Borrower, or the Borrower and its Subsidiaries on a consolidated basis, or the Partnerships taken as a whole, from those reflected in the Financial Statements dated March 31, 2004, furnished to the Lenders or from the facts represented or warranted in this Agreement or any other Loan Document, (b) the ability of the Borrower individually, or the Borrower and its Subsidiaries on a consolidated basis, or the Partnerships taken as a whole, to carry out its or their business as at the date of this Agreement conducted, or
         (c) the ability of the Borrower to meet its obligations generally, or to meet its obligations under the Loan Documents on a timely basis as provided therein.

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

                  "New Subordinated Debt" shall mean the Indebtedness of the Borrower under senior subordinated notes not to exceed $250,000,000 at a rate not to exceed 10% with maturity of not less than seven (7) years as described in a draft prospectus of April, 2002.

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

                  "Oil and Gas Property" shall mean fee, leasehold or other interests in or under mineral estates or oil, gas and other liquid or gaseous hydrocarbon leases with respect to Properties situated in the United States or New Zealand or offshore from any State of the United States or New Zealand, including overriding royalty and royalty interests, leasehold estate interests, net profits interests, production payment interests and mineral fee interests, together with contracts executed in connection therewith and all tenements, hereditaments, appurtenances and Properties appertaining, belonging, affixed or incidental thereto.

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

                  "Permitted Refinancing Debt" shall mean the refinancing of the Senior Subordinated Debt with up to $150,0000,000 of Senior Notes due 2011.

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

                  "Principal Office" shall mean the principal office of the Administrative Agent in Chicago, Illinois, presently located at One Bank One Plaza.

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

                  "Senior Notes Due 2011" shall mean the Indebtedness of Borrower under notes in the amount of up to $150,000,000 due
         2011.

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

                  (b) Subject to the terms of this Agreement, during the Commitment Period, the Borrower may borrow, repay, and reborrow and convert Loans of one type or with one Interest Period into Loans of another type or with a different Interest Period. Except for prepayments made pursuant to Section 2.12, each borrowing, conversion, and prepayment of principal of Loans shall be in an amount at least equal to $100,000 and multiples of $100,000. Each borrowing, prepayment, or conversion of or into a Loan of a different type or, in the case of a Eurodollar Rate Loan, having a different Interest Period, shall be deemed a separate borrowing, conversion, and prepayment for purposes of the foregoing, one for each type of Loan or Interest Period. Anything in this Agreement to the contrary notwithstanding, the aggregate principal amount of Eurodollar Rate Loans having the same Interest Period shall be at least equal to $1,000,000 with multiples of $100,000; and if any Eurodollar Rate Loan would otherwise be in a lesser principal amount for any period, such Loan shall be a Alternative Base Rate Loan during such period.

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

                  2.2 Letter of Credit Facility. (a) Upon the terms and conditions and relying on the representations and warranties contained in this Agreement, the Administrative Agent, as issuing bank for the Lenders, agrees, from the date of this Agreement until the date which is 5 days prior to the Final Maturity, to issue, on behalf of the Lenders in their respective Percentage Shares, Letters of Credit for the account of the Borrower and to renew and extend such Letters of Credit. Letters of Credit shall be issued, renewed, or extended from time to time on any Business Day designated by the Borrower following the receipt in accordance with the terms hereof by the Administrative Agent of the written (or oral, confirmed promptly in writing) request by a Responsible Officer of the Borrower therefor and a Letter of Credit Application. Letters of Credit shall be issued in such amounts as the Borrower may request; provided, however, that (i) no Letter of Credit shall have an expiration date which is more than 365 days after the issuance thereof or subsequent to five days prior to the Final Maturity, (ii) the Loan Balance plus the L/C Exposure shall not exceed at any time the lesser of the Commitment Amount or the Borrowing Base, and (iii) the L/C Exposure shall not exceed at any time $25,000,000.

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

                  (c) Each Lender shall be unconditionally and irrevocably liable, without regard to the occurrence of any Default or Event of Default, to the extent of the Percentage Share of such Lender at the time of issuance of each Letter of Credit, to reimburse, on demand, the Administrative Agent, as the issuer of such Letter of Credit, for the amount of each Letter of Credit Payment under such Letter of Credit. Each Letter of Credit Payment shall be deemed to be a Alternative Base Rate Loan by each Lender to the extent of funds delivered by such Lender to the Administrative Agent with respect to such Letter of Credit Payment and shall to such extent be deemed a Alternative Base Rate Loan under and shall be evidenced by the Note of such Lender and shall be payable by the Borrower upon demand by the Administrative Agent.

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

                  2.3 Limitations on Interest Periods. Each Interest Period selected by the Borrower (a) which commences on the last Business Day of a calendar month (or any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month, (b) which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day), (c) which would otherwise end on Final Maturity, and (d) shall have a duration of not less than one month and, if any Interest Period would otherwise be a shorter period, the relevant Loan shall be a Alternative Base Rate Loan during such period.

                  2.4 Limitation on Types of Loans. Anything herein to the contrary notwithstanding, no more than ten separate Loans, including eight Eurodollar Rate Loans, shall be outstanding at any one time, with, for purposes of this Section, all Alternative Base Rate Loans constituting one Loan, and all Eurodollar Rate Loans for the same Interest Period constituting one Loan. Anything herein to the contrary notwithstanding, if, on or prior to the determination of any interest rate for any Eurodollar Rate Loan for any Interest Period therefor:

                  (a) the Administrative  Agent determines (which  determination shall be conclusive, absent manifest error) that quotations of interest rates for the deposits referred to in the definition of "Eurodollar Rate" in Section 1.2 are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the rate of interest for such Loan as provided in this Agreement; or

                  (b) the Administrative  Agent determines (which  determination shall be conclusive, absent manifest error) that the rates of interest referred to in the definition of "Eurodollar Rate" in
            Section 1.2 upon the basis of which the rate of interest for such Loan for such Interest Period is to be determined do not adequately cover the cost to the Lenders of making or maintaining such Loan for such Interest Period, then the Administrative Agent shall give the Borrower and the Lenders prompt notice thereof; and so long as such condition remains in effect, the Lenders shall be under no obligation to make Eurodollar Rate Loans or to convert Alternative Base Rate Loans into Eurodollar Rate Loans, and the Borrower shall, on the last day of the then current Interest Period for each outstanding Eurodollar Rate Loan, either prepay such Eurodollar Rate Loan or convert such Loan into a Alternative Base Rate Loan in accordance with Section 2.13.

                  2.5 Use of Loan Proceeds and Letters of Credit. Proceeds of all Loans shall be used to finance the exploration, development and/or acquisition of Oil and Gas Properties, to refinance the Senior Subordinated Debt and for any corporate purpose of the Borrower not prohibited under any Loan Document. Letters of Credit shall be obtained for any business activity of the Borrower not prohibited under any Loan Document; provided, however, Letters of Credit shall not be obtained to support Indebtedness to any Person not a Lender or in lieu or in support of stay or appeal bonds in excess of $1,000,000.

                  2.6 Interest. Subject to the terms of this Agreement (including Section 2.18), interest on the Loans shall accrue and be payable at a rate per annum equal to the Alternative Base Rate for each Alternative Base Rate Loan and the Adjusted Eurodollar Rate for each Eurodollar Rate Loan as set forth on Exhibit X Pricing Schedule. Notwithstanding the foregoing, interest on past-due principal and, to the extent permitted by applicable law, past-due interest, shall accrue at the Default Rate and shall be payable upon demand by the Administrative Agent at any time as to all or any portion of such interest. In the event that the Borrower fails to select the duration of any Interest Period for any Eurodollar Rate Loan within the time period and otherwise as provided herein, such Loan (if outstanding as a Eurodollar Rate Loan) will be automatically converted into a Alternative Base Rate Loan on the last day of the then current Interest Period for such Loan or (if outstanding as a Alternative Base Rate Loan) will remain as, or (if not then outstanding) will be made as, a Alternative Base Rate Loan. Interest provided for herein shall be calculated on unpaid sums actually advanced and outstanding pursuant to the terms of this Agreement and only for the period from the date or dates of such advances until repayment.

                  2.7  Repayment  of Loans  and  Interest.  Accrued  and  unpaid interest on outstanding Alternative Base Rate Loans shall be due and payable monthly commencing July 1, 2004, and continuing on the first day of each calendar month thereafter while any Alternative Base Rate Loan remains outstanding, the payment in each instance to be the amount of interest which has accrued and remains unpaid with respect to Alternative Base Rate Loans. Accrued and unpaid interest on each outstanding Eurodollar Rate Loan shall be due and payable on the last day of the Interest Period for such Eurodollar Rate Loan and, in the case of any Interest Period in excess of three months, on the day of the third calendar month following the commencement of such Interest Period corresponding to the day of the calendar month on which such Interest Period commenced, the payment in each instance to be the amount of interest which has accrued and remains unpaid in respect of the relevant Loan. The Loan Balance, together with all accrued and unpaid interest thereon, shall be due and payable at Final Maturity. At the time of making each payment hereunder or under the Notes, the Borrower shall specify to the Administrative Agent the Loans or other amounts payable by the Borrower hereunder to which such payment is to be applied. In the event the Borrower fails to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent may apply such payment as it may elect in its discretion and in accordance with the terms hereof.

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

                  (b) Unless the Administrative Agent shall have been notified by a Lender or the Borrower prior to the date on which either of them is scheduled to make payment to the Administrative Agent of (in the case of a Lender) the proceeds of a Loan to be made by such Lender hereunder or (in the case of the Borrower) a payment to the Administrative Agent for the account of one or more of the Lenders hereunder (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that it does not intend to make the Required Payment to the Administrative Agent, the Administrative Agent may assume that the Required Payment has been made and, in reliance upon such assumption, may (but shall not be required to) make the amount thereof available to the intended recipient on such date. If such Lender or the Borrower, as the case may be, has not in fact made the Required Payment to the Administrative Agent, the recipient of such payment shall, on demand, repay to the Administrative Agent for its account the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to, in the case of a Lender as recipient, the Federal Funds Rate or, in the case of the Borrower as recipient, the Alternative Base Rate.

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

                  2.11 Borrowing Base Determinations. (a) The Borrowing Base as of the Closing Date is acknowledged by the Borrower and the Lenders to be $250,000,000. If the Borrower borrows under this facility to pay the Senior Subordinated Debt, then when all of the Senior Subordinated Debt notes are retired, the Borrower Base shall increase to $285,000,000.

                  (b) The Borrowing Base shall be redetermined by the Administrative Agent with the consent of the Required Lenders each May 1 and November 1, beginning November 1, 2004, during the term hereof on the basis of information supplied by the Borrower in compliance with the provisions of this Agreement, including Reserve Reports, and all other information available to the Lenders. Each year during the term of this Agreement at the Borrower's request, and with the approval of Required Lenders, the Borrowing Base shall be determined only annually. In the event the Required Lenders cannot agree on the Borrowing Base, the Borrowing Base shall be set on the basis of the weighted (based on the Percentage Share of each Lender) arithmetic average of the Borrowing Base as determined by each individual Lender. However, the amount of the Borrowing Base cannot be increased at any time without consent of 100% of the Lenders. The Borrower shall have the right to request one unscheduled determination of the Borrowing Base between each scheduled Borrowing Base determination. In addition, the Administrative Agent with the consent of the Required Lenders shall, in the normal course of business following a request of the Borrower, redetermine the Borrowing Base; provided, however, the Administrative Agent and the Lenders shall not be obligated to respond to more than two such requests during any calendar year. Notwithstanding the foregoing, the Required Lenders may at their discretion redetermine the Borrowing Base at any time and from time to time, including, without limitation, in connection with any sale or other transfer of Properties by the Borrower pursuant to
Section 6.4. To assist the Lenders in making a redetermination of the Borrowing Base in connection with any sale or other transfer of Properties by the Borrower pursuant to Section 6.4 and in making a determination to make any such redetermination of the Borrowing Base, the Borrower shall furnish to the Administrative Agent, contemporaneously with each such sale or other transfer of Property, a breakout from the most recent Reserve Report provided to the Lenders showing the value given to such Properties being sold or transferred, together with any and all other information pertaining thereto as the Administrative Agent may request.

                  (c) Upon each determination of the Borrowing Base, the Administrative Agent shall notify the Borrower orally (confirming such notice promptly in writing) of such determination, and the Borrowing Base so communicated to the Borrower shall become effective upon such oral notification and shall remain in effect until the next subsequent determination of the Borrowing Base.

                  (d) The Borrowing Base shall represent the determination by the Lenders, in accordance with their customary lending procedures for evaluating oil and gas reserves and other related assets at the time of determination, of the value, for loan purposes, of the Distributive Shares and the Oil and Gas Properties of the Borrower, subject, in the case of any increase in the Borrowing Base, to the credit approval processes of the Lenders. Furthermore, the Borrower acknowledges that the Lenders have no obligation to increase the Borrowing Base and may reduce the Borrowing Base, in either case, at any time or as a result of any circumstance and further acknowledges that the determination of the Borrowing Base contains an equity cushion (market value in excess of loan value), which is acknowledged by the Borrower to be essential for the adequate protection of the Lenders. The Administrative Agent and the Lenders have no obligation to agree upon or determine the Borrowing Base at any particular amount, whether in relation to the Commitment Amount or otherwise. If the Required Lenders cannot agree on the Borrowing Base, the Borrowing Base shall be set on the basis of the weighted arithmetic average of the Borrowing Base as determined by each individual Lender.

                  (e) Upon the issuance of subordinated debt (other than Permitted Refinancing Debt), the Borrowing Base will be automatically reduced by an amount equal to 30% of the subordinated debt issued. Equity offerings will not reduce the Borrowing Base.

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

                  If at any time and from time to time, there are no outstanding amounts due and owing under this Agreement, Borrower shall be entitled to sell Oil and Gas Properties which are part of the Borrowing Base and retain the sales proceeds therefrom without the consent of the Lenders, but subject to a reduction in the then existing Borrowing Base by the amount of the Release Price (as hereinafter defined) for such properties. Upon the sale of any Oil and Gas Properties which are part of the Borrowing Base in excess of $25,000,000 during any fiscal year while there are amounts due and owing under this Agreement (no such sale will be permitted without the prior written consent of the Required Lenders), the Borrower will immediately make a prepayment of principal on the loans equal to, and the Borrowing Base will be automatically reduced by, an amount equal to 100% of the Release Price of the sold properties. The term "Release Price" means the price determined by the Required Lenders in their discretion based upon the loan value of the Oil and Gas Properties being sold by the Borrower that the Required Lenders in their discretion (using such methodology, assumptions and discount rates as such Lender's customarily use in assigning loan value to Oil and Gas Properties) assign to such oil and gas properties as of the time in question.

                  2.13 Voluntary Prepayments and Conversions of Loans. Subject to applicable provisions of this Agreement, the Borrower shall have the right at any time or from time to time to prepay Loans and to convert Loans of one type or with one Interest Period into Loans of another type or with a different Interest Period; provided, however, that (a) each prepayment shall be in an amount not less than $100,000 for Alternative Base Rate Loans, (b) the Borrower shall give the Administrative Agent notice of each such prepayment or conversion of all or any portion of a Eurodollar Rate Loan no less than three Business Days prior to prepayment or conversion, (c) any Eurodollar Rate Loan may be prepaid or converted, subject to funding indemnification, but without penalty or premium in a minimum amount of $1,000,000 or any integral multiple thereof; (d) the Borrower shall pay all accrued and unpaid interest on the amounts prepaid or converted, and (e) no such prepayment or conversion shall serve to postpone the repayment when due of any Obligation.

                  2.14 Commitment Amount. The initial Commitment Amount as reflected on Exhibit V is $150,000,000. The Commitment Amount may be reduced by the Borrower, in multiples of $10,000,000, upon three Business Days' prior written notice to the Administrative Agent but not more than two times in any fiscal year. At any time after the Closing Date, and so long as no Default or Event of Default has occurred and is continuing, Borrower shall have the right (without the consent of any Lender(s)) to increase the Commitment Amount to an aggregate amount of up to the then current Borrowing Base, provided that (i) each Lender shall be offered a pro rata share of any increase, (ii) no Lender's commitment shall be increased without its consent, and (iii) if needed, other eligible institutions may become Lenders to accommodate an increase.

                  2.15  Letter  of Credit  Fee.  The  Borrower  shall pay to the
Administrative Agent for the account of the Lenders quarterly in arrears commencing July 1, 2004, and continuing on the first day of October, January and March, an issuing fee equal to the greater of $400 or the Applicable Margin for Eurodollar Rate Loans (which percentage shall be increased by 2% per annum after the occurrence of any Default), calculated on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day), on the face amount of such Letter of Credit during the period for which such Letter of Credit is issued or renewed. Such fee will be paid quarterly in arrears to the Administrative Agent for the ratable benefit of the Lenders (including the Letter of Credit Issuer). The Borrower also agrees to pay on demand to the Administrative Agent for its own account as the issuer of the Letters of Credit its customary letter of credit transactional fees and expenses, including amendment fees, payable with respect to each Letter of Credit. The Borrower shall pay to the Administrative Agent an additional fee of 0.25% per annum calculated on a basis of 360 days and actual days elapsed (including the first day but excluding the last day).

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

                  (d) Without limiting the effect of the other provisions of this Section (but without duplication), the Borrower shall pay to the Administrative Agent and each Lender such amounts as shall be sufficient in the reasonable opinion of the Administrative Agent and such Lender to compensate them for any loss, cost, or expense incurred by and as a result of:

                     (i) anypayment, prepayment, or conversion by the Borrower of a Eurodollar Rate Loan on a date other than the last day of an Interest Period for such Loan; or

                     (ii) any failure by the Borrower to borrow a Eurodollar Rate Loan or to convert a Alternative Base Rate Loan into a Eurodollar Rate Loan on the date for such borrowing or conversion specified in the relevant Borrowing Request;

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

                  (e) Determinations by the Administrative Agent or any Lender for purposes of this Section of the effect of any Regulatory Change on capital maintained, its costs or rate of return, maintaining Loans, issuing Letters of Credit, its obligation to make Loans and issue Letters of Credit, or on amounts receivable by it in respect of Loans, Letters of Credit, or such obligations, and the additional amounts required to compensate the Administrative Agent and such Lender under this Section shall be conclusive, absent manifest error, provided that such determinations are made on a reasonable basis. The
Administrative Agent or the relevant Lender shall furnish the Borrower with a certificate setting forth in reasonable detail the basis and amount of increased costs incurred or reduced amounts receivable as a result of any such event, and the statements set forth therein shall be conclusive, absent manifest error. The Administrative Agent or the relevant Lender shall (i) notify the Borrower, as promptly as practicable after the Administrative Agent or such Lender obtains knowledge of any Additional Costs or other sums payable pursuant to this Section and determines to request compensation therefor, of any event occurring after the Closing Date which will entitle the Administrative Agent or such Lender to compensation pursuant to this Section; and (ii) designate a different Applicable Lending Office for the Loans affected by such event if such designation will avoid the need for or reduce the amount of such compensation and will not, in the sole opinion of the Administrative Agent or such Lender, be disadvantageous to the Administrative Agent or such Lender. If any Lender requests compensation from the Borrower under this Section, the Borrower may, after payment of all compensation then accrued and by notice to the Administrative Agent and such Lender, require that the Loans by such Lender of the type with respect to which such compensation is requested be converted into Alternative Base Rate Loans in accordance with Section 2.13. Any compensation requested by the Administrative Agent or any Lender pursuant to this Section shall be due and payable within five days of delivery of any such notice to the Borrower.

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

                  2.21 Illegality. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for any Lender or its Applicable Lending Office to (a) honor its obligation to make Eurodollar Rate Loans, or (b) maintain Eurodollar Rate Loans, then such Lender shall promptly notify the Administrative Agent and the Borrower thereof. The obligation of such Lender to make Eurodollar Rate Loans and convert Alternative Base Rate Loans into Eurodollar Rate Loans shall then be suspended until such time as such Lender may again make and maintain Eurodollar Rate Loans, and the outstanding Eurodollar Rate Loans of such Lender shall be converted into Alternative Base Rate Loans in accordance with Section 2.13.

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

                  2.23 Replacement Lenders. (a) If any Lender has notified the Borrower of its incurring additional costs under Section 2.20 or has required the Borrower to make payments for Taxes under Section 2.22, the Borrower may, unless such Lender has notified the Borrower that the circumstances giving rise to such notice no longer apply, terminate, in whole but not in part, the Commitment Amount of such Lender (other than the Administrative Agent) (the "Terminated Lender") at any time upon five Business Days' prior written notice to the Terminated Lender and the Administrative Agent (such notice referred to herein as a "Notice of Termination").

                  (b) In order to effect the termination of the Commitment Amount of the Terminated Lender, the Borrower shall (i) obtain an agreement with one or more Lenders to increase their Commitment Amounts and/or (ii) request any one or more other banking institutions to become a "Lender" in place and instead of such Terminated Lender and agree to accept a Commitment Amount; provided, however, that such one or more other banking institutions are reasonably acceptable to the Administrative Agent and become parties by executing an Assignment Agreement (the Lenders or other banking institutions that agree to accept in whole or in part the Commitment Amount of the Terminated Lender being referred to herein as the "Replacement Lenders"), such that the aggregate increased and/or accepted Facility Amounts of the Replacement Lenders under clauses (i) and (ii) above equal the Facility Amount of the Terminated Lender.

                  (c) The Notice of Termination shall include the name of the Terminated Lender, the date the termination will occur (the "Termination Date"), the Replacement Lender or Replacement Lenders to which the Terminated Lender will assign its Commitment Amount, and, if there will be more than one Replacement Lender, the portion of the Terminated Lender's Commitment Amount to be assigned to each Replacement Lender.

                  (d) On the Termination Date, (i) the Terminated Lender shall by execution and delivery of an Assignment Agreement assign its Commitment Amount to the Replacement Lender or Replacement Lenders (pro rata, if there is more than one Replacement Lender, in proportion to the portion of the Terminated Lender's Commitment Amount to be assigned to each Replacement Lender) indicated in the Notice of Termination and shall assign to the Replacement Lender or Replacement Lenders its Loan (if any) then outstanding pro rata as aforesaid),
(ii) the Terminated Lender shall endorse its Note, payable without recourse, representation or warranty to the order of the Replacement Lender or Replacement Lenders (pro rata as aforesaid), (iii) the Replacement

Lender or Replacement Lenders shall purchase the Note held by the Terminated Lender (pro rata as aforesaid) at a price equal to the unpaid principal amount thereof plus interest and fees accrued and unpaid to the Termination Date, and
(iv) the Replacement Lender or Replacement Lenders will thereupon (pro rata as aforesaid) succeed to and be substituted in all respects for the Terminated Lender with like effect as if becoming a Lender pursuant to the terms of Section 9.1(b), and the Terminated Lender will have the rights and benefits of an assignor under Section 9.1(b). To the extent not in conflict, the terms of
Section 9.1(b) shall supplement the provisions of this Section.

                  2.24 Regulatory Change. In the event that by reason of any Regulatory Change or any other circumstance arising after the Closing Date affecting any Lender, such Lender (a) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender which includes deposits by reference to which the interest rate on any Eurodollar Rate Loan is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender which includes any Eurodollar Rate Loan, or (b) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, at the election of such Lender with notice to the Administrative Agent and the Borrower, the obligation of such Lender to make Eurodollar Rate Loans and to convert Alternative Base Rate Loans into Eurodollar Rate Loans shall be suspended until such time as such Regulatory Change or other circumstance ceases to be in effect, and all such outstanding Eurodollar Rate Loans shall be converted into Alternative Base Rate Loans in accordance with
Section 2.13.

                  2.25 Commitment Fee. To compensate the Lenders for making funds available under this Agreement, the Borrower shall pay to the Administrative Agent for the account of the Lenders in proportion to their respective Percentage Share, on the first day of July, 2004, and on the first day of each third calendar month thereafter and on the Final Maturity Date, a commitment fee in the annum rate equal to the Applicable Fee Rate, calculated on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day), on the average daily amount of the Available Commitment during the preceding quarterly period.

                  2.26 Increase of Commitments. (a) At any time after the Closing Date, provided that no Default or Unmatured Default shall have occurred and be continuing, the Borrower may request an increase of the aggregate Commitments by notice to the Administrative Agent in writing of the amount (the "Offered Increase Amount") of such proposed increase (such notice, a "Commitment Increase Notice"). Any such Commitment Increase Notice must offer each Lender the opportunity to subscribe for its pro rata share of the increased Commitments. If any portion of the increased Commitments is not subscribed for by the Lenders, the Borrower may, in its sole discretion, but with the consent of the Administrative Agent as to any Person that is not at such time a Lender (which consent shall not be unreasonably withheld), offer to any existing Lender or to one or more additional banks or financial institutions the opportunity to participate in all or a portion of such unsubscribed portion of the increased Commitments pursuant to paragraph (b) or (c) below, as applicable.

                  (b) Any  additional  bank or  financial  institution  that the
            Borrower selects to offer participation in the increased Commitment Amounts, and that elects to become a party to this Agreement and obtain a Commitment Amount, shall execute a new Lender Agreement with the Borrower and the Administrative Agent, substantially in the form of Exhibit "XI" hereto E (a "New Lender Agreement"), whereupon such bank or financial institution (a "New Lender") shall become a

            Lender for all purposes and to the same extent as if originally a party hereto and shall be bound by and entitled to the benefits of this Agreement, and the signature pages hereof shall be deemed to be amended to add the name and Commitment Amount of such New Lender, provided that the Commitment Amount of any such New Lender shall be in an amount not less than $10,000,000.

                  (c) Any Lender that  accepts an offer to it by the Borrower to increase its Commitment Amount pursuant to this Section 2.26 shall, in each case, execute a Commitment Increase Agreement with the Borrower and the Administrative Agent, substantially in the form of Exhibit "XII" hereto (a "Commitment Increase Agreement"), whereupon such Lender shall be bound by and entitled to the benefits of this Agreement with respect to the full amount of its Commitment Amount as so increased, and the signature pages hereof shall be deemed to be amended to so increase the Commitment Amount of such Lender.

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

                  (e) If any bank or financial  institution becomes a New Lender pursuant to Section 2.26(b) or any lender's Commitment Amount is increased pursuant to Section 2.26(c), additional Advances made on or after the effectiveness thereof (the "Re-Allocation Date") shall be made pro rata based on the Commitment Percentage in effect on and after such Re-Allocation Date (except to the extent that any such pro rata borrowings would result in any Lender making an aggregate principal amount of Advances in excess of its Commitment Amount, in which case such excess amount will be allocated to, and made by, such New Lender and/or Lenders with such increased Commitment Amounts to the extent of, and pro rata based on, their respective Commitment Amounts), and continuations of Eurodollar Rate Advances outstanding on such Re-Allocation Date shall be effected by repayment of such Eurodollar Rate Advances on the last day of the Interest Period applicable thereto and the making of new Eurodollar Rate Advances pro rata based on such new Commitment Percentages. In the event that on any such Re-Allocation Date there is an unpaid principal amount of Base Rate Advances, the Borrower shall make prepayments thereof and borrowings of Base Rate Advances so that, after giving effect thereto, the Base Rate Advances outstanding are held pro rata based on such new Commitment Percentages. In the event that on any such Re-Allocation Date there is an unpaid principal amount of Eurodollar Rate Advances, such Eurodollar Rate Advances shall remain outstanding with the respective holders thereof until the expiration of their respective holders thereof until the expiration of their respective Interest Periods (unless the applicable Borrower elects to prepay any thereof in accordance with the applicable provisions of this Agreement), and interest on and repayments of such Eurodollar Rate Advances will be paid thereon to the respective Lenders holding such Eurodollar Rate Advances pro rata based on the respective principal amounts thereof outstanding.

                  (f) Notwithstanding anything to the contrary in this Section 2.26, (i) no Lender shall have any obligation to increase its Commitment Amount unless it agrees to do so in its sole discretion, and (ii) the aggregate amount by which the Commitment Amounts hereunder are increased pursuant to this Section 2.26 shall not exceed $400,000,000.

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

                     (i) Amendment and Ratification of Mortgage, Deed of Trust, Indenture, Security Agreement, Assignment of Production, and Financing Statement from the Borrower and its subsidiaries covering certain designated Oil and Gas Properties of the Borrower and its subsidiaries, having aggregate present worth determined by the Administrative Agent equal to the lesser of (i) 75% of the present worth of such Oil and Gas Properties used in determining the Borrowing Base, or (ii) 125% of the Commitment Amount and all improvements, personal property, and fixtures related thereto;

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

                     (iv) Security Agreement from the Borrower together with a Financing Statement;

                     (v) Security Agreement (Stock Pledge) dated December 18, 2001, by the Borrower of 65% of its common stock in Swift Energy International, Inc., together with blank stock powers;

                     (vi) Security Agreement (Stock Pledge) dated December 18, 2001, by Swift Energy International, Inc. of 65% of its common stock in Swift Energy New Zealand Limited, together with blank stock powers;

                  (g) unaudited Financial Statements of the Borrower as of March
            31, 2004;

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

                  (k) an upfront fee  payable to the Lenders in an amount  equal to 20 basis points for commitments over $15,000,000 and 15 basis points for commitments of $15,000,000 or less of the Commitment Amount;

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

                  (c) the terms,  provisions,  and  beneficiary of the Letter of
            Credit or such renewal or extension shall be satisfactory to the Administrative Agent, as the issuer of the Letters of Credit, in its sole discretion; and

                  (d) all of the requirements of Section 3.2 have been met.

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

                  4.6 Scope and Accuracy of Financial Statements. The Financial Statements of the Borrower and its Subsidiaries as of March 31, 2004, provided to the Lenders have been prepared in accordance with GAAP consistently applied and fairly reflect the financial condition and the results of the operations of the Borrower, and its Subsidiaries in all material respects as of the dates and for the periods stated therein. No event or circumstance has occurred since March 31, 2004, that has resulted or could reasonably be expected to result in a Material Adverse Effect.

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

                  4.16 Casualties or Taking of Property. Except as disclosed to the Lenders in writing prior to the Closing Date, since March 31, 2004, neither the business nor any Property of any of the Borrower, its Subsidiaries or the Partnerships has been materially adversely affected as a result of any fire, explosion, earthquake, flood, drought, windstorm, accident, strike or other labor disturbance, embargo, requisition of taking of Property or cancellation of contracts, permits or concessions by any Governmental Authority, riot, activities of armed forces or acts of God.

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

                                    ARTICLE 5

                              AFFIRMATIVE COVENANTS

                  So long as any Obligation remains outstanding or unpaid or any Commitment Amount exists, the Borrower shall:

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

                  5.8 Letters in Lieu of Transfer Orders; Division Orders. Promptly upon request by the Lender at any time and from time to time, execute such letters in lieu of transfer orders, in addition to the letters signed by the Borrower and delivered to the Administrative Agent in satisfaction of the condition set forth in Section 3.1(f)(iv) and/or division and/or transfer orders as are necessary or appropriate to transfer and deliver to the Lender proceeds from or attributable to any Mortgaged Property. The above shall only be used if there is a Default or Event of Default.

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

                  5.15 Fees and Expenses of Administrative Agent. Upon request by the Administration Agent, promptly reimburse the Administrative Agent for all amounts reasonably expended, advanced or incurred by the Administrative Agent in connection with the development, preparation and execution of this Agreement and the other Loan Documents and all amendments, restatements, supplements and modifications hereto and thereto and the consummation of the transactions contemplated hereby and thereby and all amounts reasonably expended, advanced or incurred by the Administrative Agent or any Lender to collect the Notes and enforce the rights of the Lenders and the Administrative Agent under this
Agreement and the other Loan Documents, which amounts shall be deemed compensatory in nature and liquidated as to amount upon notice to the Borrower by the Administrative Agent or such Lender as applicable and which amounts will include, but not be limited to, (a) attorneys' fees, (b) all court costs, (c) fees of auditors and accountants, (d) investigation expenses, (e) fees and expenses incurred in connection with the participation of the Lenders and the Administrative Agent as members of the creditors' committee in a case commenced under Title 11 of the United States Code or other similar law of the United States, the State of Texas or any other jurisdiction, incurred by the Administrative Agent in connection with the collection of the Obligations, and
(f) any and all search, registration, recording and filing fees and any and all liabilities with respect to stamp, excise and other taxes, together with interest at the Alternative Base Rate, calculated on the basis of a year of 365 or 366 days, as the case may be, on each such amount from the date of notification to the Borrower that the same was expended, advanced or incurred by the Administrative Agent until the date it is repaid to the Administrative Agent. The obligations of the Borrower under this Section shall survive the nonassumption of this Agreement in a case commenced under Title 11 of the United States Code or other similar law of the United States, the State of Texas or any other jurisdiction and be binding upon the Borrower and any trustee, receiver or liquidator of the Borrower appointed in any such case.

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

                  5.24 Title Opinions; Title Defects. At closing and promptly upon the request of the Administrative Agent, furnish to the Administrative Agent title opinions, in form and substance and by counsel satisfactory to the Administrative Agent, or other confirmation of title acceptable to the Administrative Agent, covering Oil and Gas Properties constituting not less than 80% of the value, determined by the Administrative Agent in its sole discretion, of the Mortgaged Properties; so long as the Mortgaged Properties with satisfactory title opinions are not less than 115% of the Commitment Amount and promptly, but in any event within 60 days after notice by the Administrative Agent of any defect, material in the opinion of the Administrative Agent in value, in the title of the Borrower to any of its Oil and Gas Properties, clear such title defects, and, in the event any such title defects are not cured in a timely manner, pay all related costs and fees incurred by the Administrative Agent to do so.

                  5.25 Level of Mortgage Coverage. Borrower will grant to Administrative Agent for the benefit of the Lenders (within 30 days of written request by the Administrative Agent) additional Mortgages to maintain under Mortgage at all times (i) 75% of the value of the Oil and Gas Properties used in determining the Borrowing Base for properties situated in the United States, or
(ii) 125% of the Commitment Amount.

                                   ARTICLE 6

                               NEGATIVE COVENANTS

                  So  long  as  any  Obligation   remains   outstanding  or  any
Commitment Amount exists, without the prior written consent of the Required Lenders, the Borrower will not:

                  6.1 Indebtedness; Contingent Obligations. Create, incur, assume or permit to exist any Indebtedness or Contingent Obligations, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing restrictions shall not apply to (a) the Obligations other than Hedging Obligations; (b) unsecured accounts payable incurred in the ordinary course of business, which are not unpaid in excess of 60 days beyond invoice date or are being contested in good faith and as to which such reserve as is required by GAAP has been made; (c) performance guarantees and performance surety or other bonds provided in the ordinary course of business; (d) operating leases entered into in the ordinary course of business or endorsements of instruments for collection in the ordinary course of business; (e) purchase-money Indebtedness of the Borrower only incurred in connection with the acquisition of equipment not exceeding $5,000,000 at any time outstanding;  (f) New Subordinated  Debt; (g) Senior  Subordinated Debt
(h) obligations with respect to Hedging Agreements entered into with any Lender or any affiliate of any Lender or another counterparty satisfactory to the Administrative Agent provided that in the case of hydrocarbon Hedging Agreements, such Hedging Agreements protect against actual exposure to volatility in hydrocarbon prices and the aggregate of the notional and contracted amounts of such Hedging Agreements in any form other than put options do not cover at any time a volume of hydrocarbons exceeding 80% of the projected production from the proved producing reserves as reflected on the Reserve Report most recently provided to the Administrative Agent, and the aggregate of the notional and contracted amounts of all Hedging Agreements do not cover at any time a volume of hydrocarbons exceeding 100% of the projected production from the proved producing reserves as reflected on the Reserve Report most recently provided to the Administrative Agent, and (i) debt incurred by Swift Energy New Zealand Limited up to $5,000,000, which debt is non-recourse to the Borrower,
(j) other Indebtedness not exceeding $10,000,000 in the aggregate at any time outstanding for the Borrower and its Subsidiaries, and (k) the Permitted Refinancing Debt.

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

                  6.4  Sales  of  Properties;   Leasebacks.  Sell,  transfer  or
otherwise dispose of, in any 12-month period, in one or any series of transactions, in excess of $25,000,000 in the aggregate per fiscal year of its Property, or enter into any arrangement to do so, or enter into any arrangement to sell or transfer any Property and thereafter rent or lease as lessee such Property or other Property intended for the same use or purpose of the Property sold or transferred, or permit any of its Subsidiaries or the Partnerships to do any of the foregoing in this Section; provided, however, the foregoing restrictions shall not apply to (a) the sale of hydrocarbons or inventory in the ordinary course of business at prices at least substantially equivalent to the open market prices at the time of sale for comparable hydrocarbons or inventory other than the sale of a production payment and provided that no contract for the sale of hydrocarbons shall obligate any of the Borrower, its Subsidiaries or the Partnerships to deliver hydrocarbons at some future date without receiving full payment therefor within 90 days of delivery, (b) the sale or other disposition of Property destroyed, lost, worn out, damaged or having only salvage value or no longer used or useful in the business of the Borrower, (c) farmouts or similar agreements entered into in the ordinary course of business; or (d) sales of Partnership interest, (e) any proceeds received from the sale of the Russian Oil and Gas Property Interests, and (f) any proceeds from the sale of the Chunchula property.

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

                  6.8  Investments.  Acquire  Investments  in,  or  purchase  or otherwise acquire all or substantially all of the assets of, any Person, or permit any of its Subsidiaries or the Partnerships to do so; provided, however, the foregoing shall not apply to (a) investments in United States government-issued securities with maturities of no more than one year or certificates of deposit or repurchase agreements issued by (i) any Lender or
(ii) any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000 and with maturities of no more than one year, (b) commercial paper rated at least P-1 by Moody's Investor Service, Inc. or A-1 by Standard & Poor's Corporation and with maturities of no more than nine months from the date of acquisition thereof, (c) short-term investments in the Eurodollar market through (i) any Lender, (ii) any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000, or
(iii) any other Person acceptable to the Administrative Agent, (d) short-term interest bearing deposits with any Lender or any bank or trust company organized under the laws of the United States or any state thereof and having capital surplus and undivided profits aggregating at least $250,000,000, (e) the purchase of Oil and Gas Properties or investments with respect to and relating to the production of oil, gas and other liquid or gaseous hydrocarbons from Oil and Gas Properties, (f) investments by the Borrower in the

Partnerships in amounts not to exceed those required as capital contributions under the applicable Partnership Agreements; provided, however, at any time that a Default or Event of Default exists, no investment may be made in any partnership or joint venture in which the Borrower is not, at such time, a partner or joint venturer other than those formed pursuant to Registration Statement No. 33-37983 on Form S-1 filed by the Borrower with the Securities and Exchange Commission on November 28, 1990 (Swift Depositary Interests I), (g) Investments by the Borrower in Swift Energy Marketing Company which, together with loans and advances permitted by Section 6.2(f) shall not exceed $6,000,000,
(h) Future Net Investments in New Zealand which may not exceed $15,000,000 per year.

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

                  6.13 Current Ratio. Permit the ratio of Current Assets (plus Available Commitment) to Current Liabilities to be at any time less than 1.0 to 1.0.

                  6.14 Interest Coverage Ratio. Permit the ratio of EBITDAX to Interest Expense (calculated quarterly at the end of each fiscal quarter on a rolling four quarter basis) to be less than 2.75 to 1.00.

                  6.15 Amendment of Partnership Agreements. Amend or consent to the amendment of any Partnership Agreement the effect of which may result in the diminution of the Distributive Share with respect to the relevant Partnership or otherwise adversely affect the interest of the Borrower in such Partnership or increase the capital contribution of the Borrower with respect to such Partnership.

                  6.16 New Subordinated Debt, Senior Subordinated Debt and Senior Notes due 2011. Amend, extend or modify any of the terms or provisions of any documents, notes, or agreements evidencing or governing the New Subordinated Debt, the Senior Subordinated Debt and Senior Notes due 2011 or consent to any of the foregoing; or at any time following the occurrence and during the continuance of any Default or Event of Default, make any payment, whether in cash or other Property, on or with respect to the New Subordinated Debt, the Senior Subordinated Debt, and Senior Notes due 2011. The Borrower may not redeem any part of the Senior Subordinated Debt, Senior Subordinated Debt and Senior Notes due 2011 without the consent of the Required Lenders, except Senior Subordinated Debt may be redeemed or repurchased with the proceeds of Senior Notes due 2011 or under this Agreement.

                  6.17 Negative Pledges. Except pursuant to this Agreement, enter into or permit to exist any agreement which prohibits or restricts the granting, incurring, assuming, or permitting to exist any Lien on any of its Properties or provides that any such occurrence shall constitute a default or breach of such agreement but shall not apply to any liens securing debt incurred by Swift Energy New Zealand Limited under Section 6.1(i).

                  6.18 Issuance of Stock in Swift Energy International, Inc. and Swift Energy New Zealand Limited. Borrower will not allow Swift Energy International, Inc. and Swift Energy New Zealand Limited to issue any additional shares of stock unless a 65% pledge is granted to the Lenders on these shares.

                  6.19 Senior Notes Due 2011. Senior Notes due 2011 shall not deviate materially from the draft prospectus of May, 2004.

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

            (d) Default shall be made by any of the Borrower, its Subsidiaries, or the Partnerships in the payment or performance of any bond, debenture, note, security (as defined in the Securities Act of 1933, as amended), or other evidence of Indebtedness in excess of $10,000,000, or under any credit agreement, loan agreement, indenture, promissory note, or similar agreement or instrument executed in connection with any of the foregoing, and such default shall remain unremedied for in excess of the period of grace, if any, with respect thereto, and the effect of such default is to cause, or permit the holders of such Indebtedness or security to cause, the acceleration of the maturity of any such Indebtedness or to permit a trustee or holder of any security to elect (whether or not such trustee or holder does elect) a majority of the directors on the board of directors of any of the Borrower or its Subsidiaries;

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

           (i) A final and non-appealable order, judgment, or decree shall be entered against any of the Borrower, its Subsidiaries, or the Partnerships for money damages and/or Indebtedness due in an amount in excess of $10,000,000 and such order, judgment, or decree shall not be dismissed or stayed within 60 days;

            (j) The Borrower shall default in any of its material obligations as a Partner under any Partnership Agreement; or

            (k)   If the Borrower has not  executed  the  documents  required by
                  Section 3.1(f) in the time prescribed therein, it shall be an Event of Default.

                  7.2 Rights Upon Default.  (a) Upon the occurrence of any Event of Default specified in Sections 7.1 (e) or (f), immediately and without notice,
(i) all Obligations shall become due and payable, without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, all of which are expressly waived by the Borrower, (ii) the Commitment Amounts shall immediately terminate unless and until the Lenders and the Administrative Agent shall reinstate the same in writing, and (iii) with the oral consent of the Required Lenders (confirmed promptly in writing), each Lender and the Administrative Agent are hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits (general or special, time or demand, provisional or final) held by such Lender or the Administrative Agent and any and all other indebtedness at any time owing by such Lender or the Administrative Agent to or for the credit or account of the Borrower against any and all Obligations.

                  (b) Upon the occurrence of any other Event of Default, (i) the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, declare all Obligations immediately due and payable, without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity or other notice of any kind, all of which are hereby expressly waived by the Borrower,
(ii) the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, declare the Commitment Amounts terminated, whereupon the Commitment Amounts shall immediately terminate unless and until the Lenders and the Administrative Agent shall reinstate the same in writing, and (iii) with the oral consent of the Required Lenders (confirmed promptly in writing), the Administrative Agent and each Lender are hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits (general or special, time or demand, provisional or final) held by the Administrative Agent or such Lender and any and all other indebtedness at any time owing by the Administrative Agent or such Lender to or for the credit or account of the Borrower against any and all Obligations.

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

                  9.2 Amendments and Waivers. Neither this Agreement nor any of the other Loan Documents nor any terms hereof or thereof may be amended, supplemented or modified except in accordance with the provisions of this Section. The Administrative Agent and the Borrower may, with the written consent of the Required Lenders, from time to time, enter into written amendments, supplements or modifications to the Loan Documents for the purpose of adding any provisions to this Agreement or the other Loan Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or thereunder or waiving, on such terms and conditions as the Administrative Agent may specify in such instrument, any of the requirements of this Agreement or the other Loan Documents or any Default or Event of Default and its consequences; provided, however, that no such amendment, supplement, modification or waiver shall (a) extend the time of payment of any Note or any installment thereof, reduce the rate or extend the time of payment of interest thereon, extend the Final Maturity, reduce or extend the time of payment of any fee payable to the Lenders hereunder, reduce the principal amount of the Obligations, release any Collateral in excess of that allowed by Section 6.4, change the Percentage Share of any Lender or the definition of the Facility Amount or the Borrowing Base, amend, modify or waive any provision of this Section or Section 2.11, 3.2, 3.3, 5.12, 5.15 or 8.10 or any other provision applicable to the determination of the Borrowing Base, change the percentage specified in the definition of Required Lenders, or consent to the assignment or transfer by the Borrower of any of its rights or obligations under this Agreement or the other Loan Documents, in any such case without the written consent of all Lenders, (b) amend, modify or waive any provision of Article 8 or the rights or obligations of the Administrative Agent without the written consent of the Administrative Agent, or (c) amend, modify or waive any provision of Section 2.20 or the rights or obligations of the Administrative Agent as the issuer of Letters of Credit without the written consent of the Administrative Agent. Any such amendment, supplement, modification or waiver shall apply equally to each of the Lenders and shall be binding upon the Borrower, the Lenders, the Administrative Agent, and all future holders of the Notes. In the event of any waiver, the Borrower, the Lenders, and the Administrative Agent shall be restored to their respective former positions and rights hereunder and under the other Loan Documents, and any Default or Event of Default waived shall be deemed to be cured and not continuing; but no such waiver shall extend to any subsequent or other Default or Event of Default or impair any right with respect thereto. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the party against whom enforcement of the change, waiver, discharge or termination is sought.

                  9.3 Survival of Representations, Warranties and Covenants. All representations and warranties of the Borrower and all covenants and agreements herein made shall survive the execution and delivery of the Notes and this Agreement and shall remain in force and effect so long as any Obligation remains outstanding or any Commitment Amount exists.

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

                  9.10 Confidentiality. Administrative Agent and Lenders agree to maintain non-public information provided by Borrower to the Administrative Agent and Lenders about Borrower and its business confidential and to treat such confidential information with the standard care and diligence that each utilizes in maintaining its own confidential information subject to customary permitted disclosures.

                  9.11 Integration. THIS AGREEMENT AMENDS, RESTATES, AND REPLACES THE EXISTING CREDIT AGREEMENT AND CONSTITUTES THE ENTIRE AGREEMENT AMONG THE PARTIES HERETO WITH RESPECT TO THE SUBJECT HEREOF. THIS AGREEMENT SUPERSEDES ANY PRIOR AGREEMENT AMONG THE PARTIES HERETO, WHETHER WRITTEN OR ORAL, RELATING TO THE SUBJECT HEREOF. THIS AGREEMENT AND THE OTHER WRITTEN LOAN DOCUMENTS REPRESENT, COLLECTIVELY, THE FINAL AGREEMENT AMONG THE PARTIES THERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF SUCH PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.

                  9.12 Jurisdiction and Venue. ALL ACTIONS OR PROCEEDINGS WITH RESPECT TO, ARISING DIRECTLY OR INDIRECTLY IN CONNECTION WITH, OUT OF, RELATED TO, OR FROM THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE LITIGATED, AT THE SOLE DISCRETION AND ELECTION OF THE ADMINISTRATIVE AGENT, IN COURTS HAVING SITUS IN HOUSTON, HARRIS COUNTY, TEXAS. THE BORROWER HEREBY SUBMITS TO THE JURISDICTION OF ANY LOCAL, STATE, OR FEDERAL COURT LOCATED IN HOUSTON, HARRIS COUNTY, TEXAS, AND HEREBY WAIVES ANY RIGHTS IT MAY HAVE TO TRANSFER OR CHANGE THE JURISDICTION OR VENUE OF ANY LITIGATION BROUGHT AGAINST IT BY THE ADMINISTRATIVE AGENT OR ANY LENDER IN ACCORDANCE WITH THIS SECTION.

                  9.13 Waiver of Rights to Jury Trial. THE BORROWER, THE ADMINISTRATIVE AGENT, AND EACH LENDER HEREBY KNOWINGLY, VOLUNTARILY, INTENTIONALLY, IRREVOCABLY, AND UNCONDITIONALLY WAIVE ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING, COUNTERCLAIM, OR OTHER LITIGATION THAT RELATES TO OR ARISES OUT OF ANY OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE ACTS OR OMISSIONS OF THE ADMINISTRATIVE AGENT OR ANY LENDER IN THE ENFORCEMENT OF ANY OF THE TERMS OR PROVISIONS OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR OTHERWISE WITH RESPECT THERETO. THE PROVISIONS OF THIS SECTION ARE A MATERIAL INDUCEMENT FOR THE ADMINISTRATIVE AGENT AND THE LENDERS ENTERING INTO THIS AGREEMENT.

                  9.14 Governing Law. THIS AGREEMENT AND THE NOTES SHALL BE DEEMED TO BE CONTRACTS MADE UNDER AND SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF TEXAS WITHOUT GIVING EFFECT TO PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW; PROVIDED, HOWEVER, THAT VERNON'S TEXAS CIVIL STATUTES, ARTICLE 5069, CHAPTER 15 (WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS AND REVOLVING TRIPARTY ACCOUNTS) SHALL NOT APPLY.

                  9.15 Counterparts. For the convenience of the parties, this Agreement may be executed in multiple counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which together shall constitute one and the same agreement.

                  IN WITNESS WHEREOF, this Agreement is executed effective as of the date first above written.

                                    BORROWER:

                                    SWIFT ENERGY COMPANY



                                    By:
                                       ------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer





                                    By:
                                       ------------------------------------
                                             Adrian D. Shelley
                                             Treasurer


Address for Notices:
Swift Energy Corporation
16825 Northchase Drive, Suite 400
Houston, Texas  77060
Attention:  Alton D. Heckaman, Jr.
Telecopy:  (281) 874-2701
















                       (Signatures Continued on Next Page)

                                    ADMINISTRATIVE AGENT AND LENDER:

                                    BANK ONE, NA (Main Office Chicago)



                                    By:
                                       -------------------------------------
                                             Charles Kingswell-Smith
                                                              Director


Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

One Bank One Plaza
Chicago, Illinois  60670

Address for Notices:

Bank One, NA
910 Travis
Houston, Texas 77002
Attention: Charles Kingswell-Smith
Telecopy:  (713) 751-3544
















                       (Signatures Continued on Next Page)

                                    LENDER:

                                    BANK OF SCOTLAND



                                    By:
                                       -------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Title:
                                          ----------------------------------


Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

565 Fifth Avenue
New York, New York 10017
Attention: Karen Workman

Address for Notices:
1021 Main Street, Suite 1370
Suite 1750
Houston, Texas 77002
Attention: Richard Butler
Telecopy: 713-651-9714

With a copy to:
Annie Glynn
565 Fifth Avenue
New York, New York 10017











                       (Signatures Continued on Next Page)

                                    LENDER:

                                    NATEXIS BANQUES POPULAIRES



                                    By:
                                       -------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Title:
                                          ----------------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

------------------------------------
------------------------------------
------------------------------------
Attention:
           -------------------------


Address for Notices:


------------------------------------
------------------------------------
------------------------------------
Attention:
           -------------------------
Telecopy:
          --------------------------

                                    LENDER:

                                    UFJ BANK LIMITED



                                    By:
                                       -------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Title:
                                          ----------------------------------


Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

Park Avenue Plaza
55 East 52nd Street
New York, New York 10055
Attention: Wai Mei (Sandy) Lew

Address for Notices:
Park Avenue Plaza
55 East 52nd Street
New York, NY 10055
Attention:  Kentaro Yamagishi
Telecopy: 212-754-2360

with a copy to:

Mr. Clyde Redford
Vice President
UFJ Bank Limited
1200 Smith Suite 2670
Houston, Texas  77002







                       (Signatures Continued on Next Page)

                                    DOCUMENTATION AGENT AND LENDER:

                                    SOCIETE GENERALE



                                    By:
                                       ------------------------------------
                                    Printed Name:
                                                 --------------------------
                                    Title:
                                          ---------------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

560 Lexington Avenue
New York, New York  10022
Attention: Arlene Tellerman
Telephone: 212-278-6086
Telecopy: 212-278-7490


Address for Notices:

1111 Bagby, Suite 2020
Houston, TX 77002
Attention: Mr. Jason Henderson
           Ms. Elena Robciuc
Telecopy: 713-650-0824










                       (Signatures Continued on Next Page)

                                    DOCUMENTATION AGENT AND LENDER:

                                    CALYON NEW YORK BRANCH



                                    By:
                                       ------------------------------------
                                    Printed Name:
                                                 --------------------------
                                    Title:
                                          ---------------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

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

1000 Louisiana, Suite 5360
Houston, TX 77002
Attention: John Falbo
Telecopy: 713-751-0307



                       (Signatures Continued on Next Page)

                                    SYNDICATION AGENT AND LENDER:

                                    WELLS FARGO BANK, NATIONAL
                                    ASSOCIATION



                                    By:
                                       --------------------------------------
                                    Printed Name:
                                                 ----------------------------
                                    Title:
                                          -----------------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

1740 Broadway, 3rd Floor
Denver, CO  80274
Attention: Tanya Ivie


Address for Notices:

1000 Louisiana St., 3rd Floor
Houston, TX  77002
Attention: Carlos L. Quinteros

                                    SYNDICATION AGENT AND LENDER:

                                    BNP PARIBAS



                                    By:
                                       -------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Title:
                                          ----------------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Loans:

------------------------------------
------------------------------------
Attention:
           -------------------------


Address for Notices:

------------------------------------
------------------------------------
Attention:
           -------------------------
Telecopy:
          --------------------------

                                    LENDER:

                                    WASHINGTON MUTUAL BANK, FA



                                    By:
                                       ------------------------------------
                                    Printed Name:
                                                 --------------------------
                                    Title:
                                          ---------------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

------------------------------------
------------------------------------
Attention:
           -------------------------


Address for Notices:

------------------------------------
------------------------------------
Attention:
           -------------------------
Telecopy:
          --------------------------

                                    LENDER:

                                    SOUTHWEST BANK OF TEXAS, N.A.



                                    By:
                                       --------------------------------------
                                    Printed Name:
                                                 ----------------------------
                                    Title:
                                          -----------------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

------------------------------------
------------------------------------
Attention:
           -------------------------


Address for Notices:

------------------------------------
------------------------------------
Attention:
           -------------------------
Telecopy:
          --------------------------

                                    EXHIBIT I

                                 PROMISSORY NOTE


$53,292,929.45                    Houston, Texas                   June 29, 2004

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BANK ONE, NA ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of FIFTY-THREE MILLION, TWO HUNDRED AND NINETY-TWO THOUSAND, NINE HUNDRED AND TWENTY-NINE DOLLARS AND FORTY-FIVE CENTS ($53,292,929.45), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY


                                    By:
                                      --------------------------------------
                                            Alton D. Heckaman, Jr.
                                            Senior Vice President
                                            Chief Financial Officer

                                    By:
                                      --------------------------------------
                                            Adrian D. Shelley
                                            Treasurer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$53,292,929.45                    Houston, Texas                   June 29, 2004

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of CALYON ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of FIFTY-THREE MILLION, TWO HUNDRED AND NINETY-TWO THOUSAND, NINE HUNDRED AND TWENTY-NINE DOLLARS AND FORTY-FIVE CENTS ($53,292,929.45), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY


                                    By:
                                       --------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    By:
                                       --------------------------------------
                                             Adrian D. Shelley
                                             Treasurer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$53,292,929.45                    Houston, Texas                   June 29, 2004

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of SOCIETE GENERALE ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of FIFTY-THREE MILLION, TWO HUNDRED AND NINETY-TWO THOUSAND, NINE HUNDRED AND TWENTY-NINE DOLLARS AND FORTY-FIVE CENTS ($53,292,929.45), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY


                                    By:
                                       -------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    By:
                                       -------------------------------------
                                             Adrian D. Shelley
                                             Treasurer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$50,909,090.91                    Houston, Texas                   June 29, 2004

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of WELLS FARGO BANK, NATIONAL ASSOCIATION ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of FIFTY MILLION, NINE HUNDRED AND NINE THOUSAND, NINETY DOLLARS AND NINETY-ONE CENTS ($50,909,090.91), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY


                                    By:
                                       -------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    By:
                                       -------------------------------------
                                             Adrian D. Shelley
                                             Treasurer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$48,000,000.00                    Houston, Texas                   June 29, 2004

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BANK OF SCOTLAND ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of FORTY-EIGHT MILLION DOLLARS ($48,000,000.00), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY


                                    By:
                                       -------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    By:
                                       -------------------------------------
                                             Adrian D. Shelley
                                             Treasurer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$20,000,000.00                    Houston, Texas                   June 29, 2004

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of NATEXIS BANQUES POPULAIRES ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of TWENTY MILLION DOLLARS ($20,000,000.00), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY


                                    By:
                                       -------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    By:
                                       -------------------------------------
                                             Adrian D. Shelley
                                             Treasurer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$26,666,666.18                    Houston, Texas                   June 29, 2004

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of UFJ BANK LIMITED ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of TWENTY-SIX MILLION, SIX HUNDRED AND SIXTY-SIX THOUSAND, SIX HUNDRED AND SIXTY-SIX DOLLARS AND EIGHTEEN CENTS ($26,666,666.18), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                     SWIFT ENERGY COMPANY


                                     By:
                                        ------------------------------------
                                              Alton D. Heckaman, Jr.
                                              Senior Vice President
                                              Chief Financial Officer

                                     By:
                                        ------------------------------------
                                              Adrian D. Shelley
                                              Treasurer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$43,636,363.54                    Houston, Texas                   June 29, 2004

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BNP PARIBAS ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of FORTY-THREE MILLION, SIX HUNDRED AND THIRTY-SIX THOUSAND, THREE HUNDRED AND SIXTY-THREE DOLLARS AND FIFTY-FOUR CENTS ($43,636,363.54), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY


                                    By:
                                       -------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    By:
                                       -------------------------------------
                                             Adrian D. Shelley
                                             Treasurer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$25,454,545.45                    Houston, Texas                   June 29, 2004

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of WASHINGTON MUTUAL BANK, FA ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of TWENTY-FIVE MILLION, FOUR HUNDRED AND FIFTY-FOUR THOUSAND, FIVE HUNDRED AND FORTY-FIVE DOLLARS AND FORTY-FIVE CENTS ($25,454,545.45), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY


                                    By:
                                       --------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    By:
                                       --------------------------------------
                                             Adrian D. Shelley
                                             Treasurer

                                    EXHIBIT I

                                 PROMISSORY NOTE


$25,454,545.45                    Houston, Texas                   June 29, 2004

                  FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of SOUTHWEST BANK OF TEXAS, N.A. ("Payee"), at the banking quarters of Bank One, NA, in Houston, Harris County, Texas, the sum of TWENTY-FIVE MILLION, FOUR HUNDRED AND FIFTY-FOUR THOUSAND, FIVE HUNDRED AND FORTY-FIVE DOLLARS AND FORTY-FIVE CENTS ($25,454,545.45), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                    SWIFT ENERGY COMPANY


                                    By:
                                       --------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

                                    By:
                                       --------------------------------------
                                             Adrian D. Shelley
                                             Treasurer

                                   EXHIBIT II

                                     FORM OF

                              ASSIGNMENT AGREEMENT

                  THIS ASSIGNMENT AGREEMENT (this "Agreement") is dated as of _______, 2000, by and between ______________ (the "Assignor") and _____________
(the "Assignee").

                                    RECITALS

                  A. The Assignor is a party to the First Amended and Restated Credit Agreement dated as of June 29, 2004 (as amended, restated or supplemented from time to time, the "Credit Agreement"), by and among Swift Energy Company, a Texas corporation (the "Borrower"), each of the lenders that is or becomes a party thereto as provided in Section 9.1(b) of the Credit Agreement (individually, together with its successors and assigns, a "Lender", and collectively, together with their successors and assigns, the "Lenders"), and Bank One, NA, a national banking association (in its individual capacity, "Bank One") and as agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent").

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

                  1.2 Other Definitions. As used herein, the following terms have the following respective meanings:

                  "Assigned Interest" shall mean all of Assignor's (in its capacity as a "Lender") rights and obligations (i) under the Credit Agreement and the other Loan Documents in respect of [all][a portion] of the Facility Amount of the Assignor in the principal amount equal to $____________, including, without limitation, any obligation to participate pro rata in any L/C Exposure and (ii) to make Loans under its Commitment Amount up to the lesser of Facility Amount referenced above or the Borrowing Base in effect from time to time and any right to receive payments for the Loans currently outstanding under its Commitment Amount in the principal amount of $____________ (the "Loan
Balance"), plus the interest and fees which will accrue from and after the Assignment Date.

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

                                    ASSIGNOR


                                    --------------------------------------------


                                    By:
                                       -----------------------------------------
                                    Name:
                                         ---------------------------------------
                                    Title:
                                          --------------------------------------



                                    Address for Notices:





                                    Telecopier No.:
                                                   -----------------------------
                                    Telephone No.:
                                                  ------------------------------
                                    Attention:
                                              ----------------------------------



                                    ASSIGNEE





                                    By:
                                       -----------------------------------------
                                    Name:
                                         ---------------------------------------
                                    Title:
                                          --------------------------------------



                                    Address for Notices:


                                    --------------------------------------------
                                    --------------------------------------------
                                    --------------------------------------------

                                    Telecopier No.:
                                                   -----------------------------
                                    Telephone No.:
                                                  ------------------------------
                                    Attention:
                                              ----------------------------------





ACKNOWLEDGED AND CONSENTED TO:

BANK ONE, NA
as Administrative Agent


By:
   --------------------------------
Name:
     ------------------------------
Title:
      -----------------------------

                                   EXHIBIT III

                            FORM OF BORROWING REQUEST

                                __________, 20___
                                     (Date)

Bank One, NA
910 Travis
Houston, Texas  77002
Attention:  Charles Kingswell-Smith

         Re: First Amended and Restated Credit Agreement dated as of June 29, 2004, among Swift Energy Company, Bank One, NA, as a Lender and as the Administrative Agent, and the Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement")

Ladies and Gentlemen:

                  The undersigned, being the duly authorized [Vice President] [Treasurer] [__________] of the Borrower, hereby makes the requests indicated below:

         1.       Advances

         (a)      Aggregate amount of new Advances to be $_________  ;

         (b)      Requested funding date is _______________,20__;

         (c) $_________ of such borrowings is to be a Alternative Base Rate Advance;

                  $_________ of such borrowings is to be a Eurodollar Rate Advance; and

         (d) Length of Interest Period for Eurodollar Rate Advance is _________ months.

         2. Eurodollar Rate Advance continuation for Eurodollar Rate Advance maturing on ________:

         (a) Aggregate amount to be continued as a Eurodollar Rate Advance is $_________;

         (b) Aggregate amount to be converted to a Alternative Base Rate Advance is $_________;

         (c) Length of Interest Period for continued Eurodollar Rate Advances is _________ months.

         3.       Conversion of Alternative Base Rate Advance to Eurodollar Rate
 Advance:

                  Convert $_________ of the Alternative Base Rate Advance to a Eurodollar Rate Advance on _________ with an Interest Period of _________ months.


                                      III-i

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

                                    Very truly yours,

                                    SWIFT ENERGY COMPANY


                                    By:
                                       ---------------------------------------
                                    Printed Name:
                                                 -----------------------------
                                    Title:
                                          ------------------------------------


                                     III-ii

                                   EXHIBIT IV

                         FORM OF COMPLIANCE CERTIFICATE

                                 __________, 20

Bank One, NA, as Administrative Agent
910 Travis
Houston, Texas 77002
Attention: Charles Kingswell-Smith

         Re: First Amended and Restated Credit Agreement dated as of June 29, 2004, among Swift Energy Company, Bank One, NA, as a Lender and as the Administrative Agent, and the Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement")

Ladies and Gentlemen:

                  Pursuant to applicable requirements of the Credit Agreement, the undersigned, as the duly authorized [President] [Treasurer] [chief financial officer] [chief accounting officer] of the Borrower, hereby certifies to you the following information as true and correct as of the date hereof or for the period indicated, as the case may be, to-wit:

         1. A review of the activities of the Borrower has been made under my supervision with a view to determining whether the Borrower has fulfilled all of its obligations under the Credit Agreement and the other Loan Documents.

         2. [2. To the best knowledge of the undersigned, no Default or Event of Default exists or has occurred since the date of our previous certification, if any, to you.]

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

                                     Actual

                                  _____ to 1.0

         (b) Section 6.14: Interest Coverage Ratio: Permit the ratio of EBITDAX to Interest Expense (calculated quarterly at the end of each fiscal quarter on a rolling four quarter basis) to be less than 2.75 to 1.00.

                                     Actual

                                  _____ to 1.0

         4. No Material Adverse Effect has occurred since the date of the Financial Statements dated as of ----------.

                  Each capitalized term used but not defined herein shall have the meaning assigned to such term in the Credit Agreement.

                                    Very truly yours,

                                    SWIFT ENERGY COMPANY


                                    By:
                                       -------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Title:
                                          ----------------------------------

                                    EXHIBIT V

                                FACILITY AMOUNTS


-------------------------------------------------------------------------------


Name of Lender                     Facility         Borrowing Base       Commitment       Closing %       Facility
                                    Amount                                 Amount                             %
Bank One, NA                    $53,292,929.45        $33,308,081     $19,984,848.55        13.32           13.32
Societe Generale                $53,292,929.45        $33,308,081     $19,984,848.55        13.32           13.32
CALYON                          $53,292,929.45        $33,308,081     $19,984,848.55        13.32           13.32
Wells Fargo Bank, National      $50,909,090.91        $31,818,182     $19,090,909.09        12.73           12.73
Association
Bank of Scotland                $48,000,000.00        $30,000,000     $18,000,000.00        12.00           12.00
BNP Paribas                     $43,636,363.64        $27,272,727     $16,363,636.36        10.91           10.91
UFJ Bank                        $26,666,666.18        $16,666,666      $9,999,999.82         6.67            6.67
Washington Mutual Bank,         $25,454,545.45        $15,909,091      $9,545,454.55         6.36            6.36
FA
Southwest Bank of Texas,        $25,454,545.45        $15,909,091      $9,545,454.55         6.36            6.36
N.A.
Natexis Banques Populaires      $20,000,000.00        $12,500,000      $7,500,000.00         5.00            5.00

                              =================== =================== ================== =============   ============
Facility Totals                $400,000,000.00       $250,000,000     $150,000,000         100.00          100.00


--------------------------------------------------------------------------------

                                   EXHIBIT VI

                                   DISCLOSURES

Section 1.2       Liens:
                  -----

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

                                   EXHIBIT VII

                          [FORM OF OPINION OF COUNSEL]

                                 [Closing Date]

To each Lender party
to the Amended and Restated Credit Agreement referenced below and
Bank One, NA,
as Administrative Agent

         Re: First Amended and Restated Credit Agreement dated as of June 29, 2004 by and among Swift Energy Company, Bank One, NA, as Administrative Agent, and the Lenders signatory thereto from time to time (the "Credit Agreement")

Ladies and Gentlemen:

                  We  have  acted  as  counsel  to  Swift  Energy  Company  (the
"Borrower") in connection with the transactions contemplated in the Credit Agreement. This Opinion is delivered pursuant to Section 3.1(i) of the Credit Agreement, and the Administrative Agent and the Lenders are hereby authorized to rely upon this Opinion in connection with the transactions contemplated in the Credit Agreement. Each capitalized term used but not defined herein shall have the meaning assigned to such term in the Credit Agreement.

                  In our representation of the Borrower, we have examined an executed counterpart of each of the following (the "Loan Documents"):

         (1) the Credit Agreement;

         (2) the Note dated as of even date herewith payable to Bank One; and

         (3) the Note dated as of even date herewith payable to Societe Generale

         (4) the Note dated as of even date herewith payable to CALYON

         (5) the Note dated as of even date herewith payable to Bank of Scotland

         (6) the Note dated as of even date herewith payable to UFJ Bank Limited

         (7) the Note dated as of even date herewith payable to Wells Fargo Bank National Association

         (8) the Note dated as of even date herewith payable to Washington Mutual Bank

         (9) the Note dated as of even date herewith payable to Southwest Bank of Texas, N.A.

                  We have also examined the originals, or copies certified to our satisfaction, of such other records of the Borrower, certificates of public officials and officers of the Borrower,


                                     VII-i
agreements, instruments, and documents as we have deemed necessary as a basis for the opinions hereinafter expressed.

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

                  D. To our knowledge after due inquiry, [except as disclosed on
         Schedule I hereto,] no litigation or other action of any nature affecting the Borrower is pending before any Governmental Authority or threatened against or affecting the Borrower, which might reasonably be expected to result in a Material Adverse Effect. To our knowledge after due inquiry, no unusual or unduly burdensome restriction, restraint, or hazard exists by contract, Requirement of Law, or otherwise relative to the business or operations of the Borrower or the ownership and operation of any material Properties of the Borrower other than such as


                                     VII-ii
         relate generally to Persons engaged in business activities similar to those conducted by the Borrower.

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

                                    Very truly yours,


                                    VII-iii

                                  EXHIBIT VIII

                          SUBSIDIARIES AND PARTNERSHIPS

                                    Percentage Ownership of
                                   Outstanding Common Stock     Place of Incorporation or
                                    or Partnership Interest     Jurisdiction of Formation          Address of Principal
              Name                   (Distributive Share)            of Partnership                 Place of Business
              ----                   --------------------            ------------                   -----------------

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

Swift Energy New Zealand Limited            100.00%                    New Zealand          16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Partnerships:
-------------
Swift Energy Drilling Venture               20.00%                         TX               c/o Swift Energy Company
1996-1, Ltd.                                                                                16825 Northchase
                                                                                            Houston, Texas 77060


                                     VIII-i


                                   Percentage Ownership of
                                   Outstanding Common Stock     Place of Incorporation or
                                    or Partnership Interest     Jurisdiction of Formation          Address of Principal
              Name                   (Distributive Share)            of Partnership                 Place of Business
              ----                   --------------------            ------------                   -----------------

Subsidiaries:
------------
Swift Energy Drilling Venture               20.00%                         TX               c/o Swift Energy Company
1997-1, Ltd.                                                                                16825 Northchase
                                                                                            Houston, Texas 77060

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


                                    VIII-ii

                                   EXHIBIT IX

                      [Description of New Zealand Property]

Any and all permits, contracts, property and other rights situated in New Zealand, including, but not limited to, the permit areas known as PEP 38716, 38718, 38719 and 38730.

                                    EXHIBIT X

                                Pricing schedule

-------------------------------------------- ------------------- ------------------ ----------------- ----------------
                                                  Level I            Level II          Level III         Level IV
                                                   Status             Status             Status           Status
-------------------------------------------- ------------------- ------------------ ----------------- ----------------
Applicable Margin
-------------------------------------------- ------------------- ------------------ ----------------- ----------------
     Eurodollar Rate Loans                   125 bps.            137.5 bps          162.5 bps         175 bps
-------------------------------------------- ------------------- ------------------ ----------------- ----------------
     Alternate Base Rate Loans               0.00% bps           0.00% bps          0.00% bps         0.00% bps
-------------------------------------------- ------------------- ------------------ ----------------- ----------------
Applicable Fee Rate (*)                      37.5 bps            37.5 bps           37.5 bps          37.5 bps
-------------------------------------------- ------------------- ------------------ ----------------- ----------------

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

         "Level IV Status" exists at any date, if the Borrower has not qualified for Level I Status, Level II Status, or Level III Status.

         "Status" means Level I Status, Level II Status, Level III Status, or Level IV Status.

Applicable Fee Rate determined in accordance with the pricing Schedule hereto on the average daily unused (outstanding Letters of Credit will count as usage) portion of the Commitment Amount, payable quarterly in arrears to the
Administrative Agent for the ratable benefit of the Lenders (including the Administrative Agent) from closing until the Final Maturity.

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

                             Preliminary Statements

         A. Pursuant to Section ____ of the Credit Agreement, the Borrower has the right, subject to the terms and conditions thereof, to effectuate from time to time an increase in the total Commitment Amounts under the Credit Agreement by adding to the Credit Agreement one or more banks or other financial institutions.

         B. The Borrower has given notice to the Administrative Agent of its intention to increase the total Commitment Amounts pursuant to such Section ___ by adding the New Lender to the Credit Agreement as a Lender with a Commitment Amount of $___________, and the Administrative Agent is willing to consent thereto.

         Accordingly, the parties hereto agree as follows:

         SECTION 1. Addition of New Lender. Pursuant to Section ___ of the Credit Agreement, the New Lender is hereby added to the Credit Agreement as a Lender with a Commitment Amount of $________________. The New Lender specifies as its Domestic Lending Office and Eurodollar Lending Office the following:

         Domestic Lending
         Office Address:            _________________
                                            Attention: ______
                                            Telephone: ___-___-____
                                            Telecopy: ___-___-____

         Eurodollar Lending
         Office Address:            _________________
                                            Attention: ______
                                            Telephone: ___-___-____
                                            Telecopy: ___-___-____

         SECTION 2. New Note. The Borrower agrees to promptly execute and deliver to the New Lender a Note ("New Note").

         SECTION 3. Consent. The Administrative Agent and the Borrower hereby consent to the increase in the Commitment Amounts and addition of the New Lender effectuated hereby.

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

         (d) The aggregate amount by which the Commitment Amounts under the Credit Agreement have been increased does not exceed $___,000,000.

         (e) No event has occurred and is continuing which constitutes a Default or Unmatured Default.

         (f) Prior to the increase in Commitment Amount pursuant to this Agreement, the Borrower has offered the Lenders the right to participate in such increase by increasing their respective Commitment Amounts.

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

                                    BORROWER:



                                    By:
                                        ----------------------------------------

                                    Title:
                                           -------------------------------------


                                    ADMINISTRATIVE AGENT:

                                    BANK ONE, NA,
                                     as Administrative Agent



                                    By:
                                        ----------------------------------------

                                    Title:
                                           -------------------------------------


                                    NEW LENDER:



                                    By:
                                        ----------------------------------------

                                    Title:
                                           -------------------------------------

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

                             Preliminary Statements

         A. Pursuant to Section ____ of the Credit Agreement, the Borrower has the right, subject to the terms and conditions thereof, to effectuate from time to time an increase in the total Commitment Amounts under the Credit Agreement by agreeing with a Lender to increase that Lender's Commitment Amount.

         B. The Borrower has given notice to the Administrative Agent of its intention to increase the total Commitment Amounts pursuant to such Section ___ by increasing the Commitment Amount of the Increasing Lender from $_______ to $________, and the Administrative Agent is willing to consent thereto. Accordingly, the parties hereto agree as follows:

         SECTION 1. Increase of Commitment Amount. Pursuant to Section ____ of the Credit Agreement, the Commitment Amount of the Increasing Lender is hereby increased from $________ to $__________.

         SECTION 2. Consent. The Administrative Agent hereby consents to the increase in the Commitment Amount of the Increasing Lender effectuated hereby.

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


                                     XII-i

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

         (d) The aggregate amount by which the Commitment Amounts under the Credit Agreement have been increased does not exceed $180,000,000.

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

                                    BORROWER:



                                    By:
                                        ----------------------------------------

                                    Title:
                                           -------------------------------------


                                     XII-ii

                                    ADMINISTRATIVE AGENT:

                                    BANK ONE, NA,
                                     as Administrative Agent



                                    By:
                                        ----------------------------------------

                                    Title:
                                           -------------------------------------


                                    INCREASING LENDER:



                                    By:
                                        ----------------------------------------

                                    Title:
                                           -------------------------------------


                                    XII-iii

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Terry E. Swift, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended June 30, 2004, of Swift Energy Company;

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





Date: August 6, 2004


                                                 /s/ Terry E. Swift
                                        ----------------------------------------
                                                   Terry E. Swift
                                                   President and
                                               Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Alton D. Heckaman, Jr., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended June 30, 2004, of Swift Energy Company;

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





Date: August 6, 2004


                                                /s/ Alton D. Heckaman, Jr.
                                        ----------------------------------------
                                                  Alton D. Heckaman, Jr.
                                              Senior Vice President - Finance
                                                  Chief Financial Officer

                                                                     Exhibit 32



      Certification of Chief Executive Officer and Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on August 6, 2004, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


Dated:  August 6, 2004
                                                 /s/ Alton D. Heckaman, Jr.
                                          --------------------------------------
                                                  Alton D. Heckaman, Jr.
                                             Senior Vice President-Finance and
                                                  Chief Financial Officer




Dated:  August 6, 2004
                                                  /s/ Terry E. Swift
                                         ---------------------------------------
                                                   Terry E. Swift
                                         President and Chief Executive Officer