Form 10-Q
period 2004-09-30
SWIFT ENERGY CO
filed 2004-11-09
CIK 351817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          Yes     X       No
                              -----------     ----------



   Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


      Common Stock                                28,030,317 Shares
    ($.01 Par Value)                     (Outstanding at October 31, 2004)
    (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                      INDEX

PART I -  FINANCIAL INFORMATION                                                            PAGE
         Item 1.    Condensed Consolidated Financial Statements.

                    Condensed Consolidated Balance Sheets
                    -  September 30, 2004 and December 31, 2003                               3

                    Condensed Consolidated Statement of Income
                    -  For the Three month and Nine month periods ended
                        September 30, 2004 and 2003                                           4

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  For the Nine month period ended September 30, 2004 and
                        year ended December 31, 2003                                          5

                    Condensed Consolidated Statements of Cash Flows
                    -  For the Nine month periods ended September 30, 2004 and 2003           6

                    Notes to Condensed Consolidated Financial Statements                      7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.                                               19

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk.              31

         Item 4.    Controls and Procedures.                                                 33

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                        34
         Item 2.    Unregistered Sales of Securities and Use of Proceeds                   None
         Item 3.    Defaults Upon Senior Securities                                        None
         Item 4.    Submission of Matters to a Vote of Security Holders                    None
         Item 5.    Other Information                                                        34
         Item 6.    Exhibits                                                                 34

SIGNATURES                                                                                   35

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              SWIFT ENERGY COMPANY

                                                                           September 30, 2004            December 31, 2003
                                                                        -------------------------   ---------------------------
                                     ASSETS
           Current Assets:
             Cash and cash equivalents .................................$               4,281,527   $                 1,066,280
             Accounts receivable - .....................................
               Oil and gas sales .......................................               29,388,512                    26,082,650
               Joint interest owners ...................................                1,493,098                     1,350,707
             Other current assets ......................................                6,922,297                     5,610,420
                                                                        -------------------------   ---------------------------
                 Total Current Assets ..................................               42,085,434                    34,110,057
                                                                        -------------------------   ---------------------------

           Property and Equipment:
             Oil and gas, using full-cost accounting
               Proved properties being amortized .......................            1,408,446,400                 1,305,110,582
               Unproved properties not being amortized .................               73,368,548                    67,557,969
                                                                        -------------------------   ---------------------------
                                                                                    1,481,814,948                 1,372,668,551
             Furniture, fixtures, and other equipment ..................               11,603,507                    10,602,786
                                                                        -------------------------   ---------------------------
                                                                                    1,493,418,455                 1,383,271,337
             Less-Accumulated depreciation, depletion,
                  and amortization .....................................             (625,468,058)                 (567,464,334)
                                                                        -------------------------   ---------------------------
                                                                                      867,950,397                   815,807,003
                                                                        -------------------------   ---------------------------
           Other Assets:
             Deferred income taxes .....................................                2,762,588                     1,905,909
             Debt issuance costs .......................................                9,404,282                     8,015,575
                                                                        -------------------------   ---------------------------
                                                                                       12,166,870                     9,921,484
                                                                        -------------------------   ---------------------------
                                                                        $             922,202,701   $               859,838,544
                                                                        =========================   ===========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

           Current Liabilities:
             Accounts payable and accrued liabilities ..................$              21,104,321   $                26,247,477
             Accrued capital costs .....................................               14,216,880                    29,417,542
             Accrued interest ..........................................               11,053,499                     8,748,656
             Undistributed oil and gas revenues ........................                6,423,277                     4,939,667
                                                                        -------------------------   ---------------------------
                 Total Current Liabilities .............................               52,797,977                    69,353,342
                                                                        -------------------------   ---------------------------

           Long-Term Debt ..............................................              356,200,000                   340,254,783
           Deferred Income Taxes .......................................               59,682,338                    43,498,682
           Asset Retirement Obligation .................................                8,680,547                     9,340,473

           Commitments and Contingencies

           Stockholders' Equity:
             Preferred stock, $.01 par value, 5,000,000
               shares authorized, none outstanding .....................                      ---                           ---
             Common stock, $.01 par value, 85,000,000 share authorized,
               28,467,891 and 28,011,109 shares issued, and 27,987,023
               and 27,484,091 shares outstanding, respectively .........                  284,679                       280,111
             Additional paid-in capital ................................              339,812,135                   334,865,204
             Treasury stock held, at cost, 480,868 and
               527,018 shares, respectively ............................               (6,896,245)                   (7,558,093)
             Retained earnings .........................................              111,689,882                    70,073,384
             Other comprehensive loss, net of taxes ....................                  (48,612)                     (269,342)
                                                                        -------------------------   ---------------------------
                                                                                      444,841,839                   397,391,264
                                                                        -------------------------   ---------------------------
                                                                        $             922,202,701   $               859,838,544
                                                                        =========================   ===========================

     See accompanying notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              SWIFT ENERGY COMPANY

                                                        Three Months Ended                  Nine Months Ended
                                                  -------------------------------   ----------------------------------
                                                      09/30/04        09/30/03           09/30/04          09/30/03
                                                  ---------------  --------------   -----------------  ---------------
Revenues:
  Oil and gas sales ..............................$    74,653,106  $   52,087,321   $     212,431,665  $   157,846,870
  Price-risk management and other, net ...........        289,645        (534,799)         (1,089,449)      (2,076,826)
                                                  ---------------  --------------   -----------------  ---------------
                                                       74,942,751      51,552,522         211,342,216      155,770,044
                                                  ---------------  --------------   -----------------  ---------------

Costs and Expenses:
  General and administrative, net ................      4,390,432       3,670,416          12,595,665       10,564,959
  Depreciation, depletion and amortization .......     19,845,167      16,042,377          57,649,907       46,630,689
  Accretion  of  asset  retirement  obligation....        168,135         206,475             498,870          623,761
  Lease operating costs ..........................      9,848,949       8,664,259          29,910,742       25,149,050
  Severance and other taxes ......................      7,077,994       5,066,208          20,251,822       14,243,481
  Interest expense, net ..........................      7,317,002       6,749,419          21,361,566       20,107,188
  Debt retirement cost ...........................      6,822,476             ---           9,513,719              ---
                                                  ---------------  --------------   -----------------  ---------------
                                                       55,470,155      40,399,154         151,782,291      117,319,128
                                                  ---------------  --------------   -----------------  ---------------

Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle........     19,472,596      11,153,368          59,559,925       38,450,916

Provision for Income Taxes .......................      5,341,879       4,090,743          17,943,427       13,681,928
                                                  ---------------  --------------   -----------------  ---------------

Income Before Cumulative Effect of Change
  in Accounting Principle ........................     14,130,717       7,062,625          41,616,498       24,768,988

Cumulative Effect of Change in Accounting
  Principle (net of taxes) .......................            ---             ---                 ---        4,376,852
                                                  ---------------  --------------   -----------------  ---------------
          Net Income .............................$    14,130,717  $    7,062,625   $     41,616,498   $    20,392,136
                                                  ===============  ==============   =================  ===============

Per share amounts
     Basic:
           Income Before Cumulative Effect of
              Change in Accounting Principle......$          0.51  $         0.26   $            1.50  $          0.91
           Cumulative Effect of Change in
              Accounting  Principle...............            ---             ---                 ---            (0.16)

                                                  ---------------  --------------   -----------------  ---------------
                  Net Income .....................$          0.51  $        0.26    $           1.50   $          0.75
                                                  ===============  ==============   =================  ===============

     Diluted:
           Income Before Cumulative Effect of
              Change in  Accounting Principle ....$          0.50  $         0.26   $            1.47  $          0.90
           Cumulative Effect of Change in
              Accounting Principle................            ---             ---                 ---            (0.16)
                                                  ---------------  --------------   -----------------  ---------------
                  Net Income .....................$          0.50  $         0.26   $            1.47  $          0.74
                                                  ===============  ==============   =================  ===============

Weighted Average Shares Outstanding ..............     27,948,095      27,424,195          27,747,789       27,326,169
                                                  ===============  ==============   =================  ===============


      See accompanying notes to condensed consolidated financial statements

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              SWIFT ENERGY COMPANY

                                                                                                       Accumulated
                                                        Additional                                        Other
                                            Common        Paid-in        Treasury       Retained      Comprehensive
                                          Stock (1)       Capital          Stock        Earnings          Loss            Total
                                          ----------  ---------------  ------------   -------------   -------------  -------------
Balance, December 31, 2002                $  278,116  $   333,543,471  $ (8,749,922)  $  40,179,572   $    (178,053) $ 365,073,184
  Stock issued for benefit plans
    (83,201 shares) ......................         1         (408,178)    1,191,829               -               -        783,652
  Stock options exercised
    (142,807 shares) .....................     1,428        1,315,964             -               -               -      1,317,392
  Employee stock purchase plan
    (56,574 shares) ......................       566          413,947             -               -               -        414,513
Comprehensive income:
  Net income .............................         -                -             -      29,893,812               -     29,893,812
  Change in fair value of
    cash flow hedges, net of income tax ..         -                -             -               -         (91,289)       (91,289)
                                                                                                                     -------------
  Total comprehensive income .............                                                                              29,802,523
                                          ----------  ---------------  ------------   --------------  -------------  -------------
Balance, December 31, 2003                $  280,111  $   334,865,204  $ (7,558,093)  $  70,073,384   $    (269,342) $ 397,391,264
                                          ==========  ===============  ============   =============   =============  =============

  Stock issued for benefit plans
     (46,150 shares) .....................         -          166,298       661,848               -               -        828,146
  Stock options exercised
     (406,364 shares) ....................     4,064        4,278,536             -               -               -      4,282,600
  Employee stock purchase plan
     (50,418 shares) .....................       504          502,097             -               -               -        502,601
Comprehensive income:
  Net income .............................         -                -             -      41,616,498               -     41,616,498
  Change in fair value of cash
    flow hedges, net of income tax........         -                -             -               -         220,730        220,730
                                                                                                                     -------------
   Total comprehensive income ............                                                                              41,837,228
                                          ----------  ---------------  ------------   -------------   -------------  -------------
Balance, September 30, 2004...............$  284,679  $   339,812,135  $ (6,896,245)  $ 111,689,882   $     (48,612) $ 444,841,839
                                          ==========  ===============  ============   =============   =============  =============

(1)$.01 par value


     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SWIFT ENERGY COMPANY

                                                                                Period Ended September 30,
                                                                      ------------------------------------------------
                                                                               2004                       2003
                                                                      ---------------------      ---------------------
Cash Flows From Operating Activities:
  Net income .........................................................$          41,616,498      $          20,392,136
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Cumulative effect of change in accounting principle ..............                  ---                  4,376,852
    Depreciation, depletion, and amortization ........................           57,649,907                 46,630,689
    Accretion of asset retirement obligation .........................              498,870                    623,761
    Deferred income taxes ............................................           17,534,427                 13,375,807
    Debt retirement cost - cash and non-cash .........................            9,513,719                        ---
    Other ............................................................              839,048                    658,524
    Change in assets and liabilities -
      Increase in accounts receivable ................................           (5,940,575)                (3,895,748)
      Increase in accounts payable and accrued liabilities ...........            2,402,826                    413,820
      Increase in accrued interest ...................................            2,304,843                  1,446,218
                                                                      ---------------------      ---------------------

            Net Cash Provided by Operating Activities ................          126,419,563                 84,022,059
                                                                      ---------------------      ---------------------

Cash Flows From Investing Activities:
  Additions to property and equipment ................................         (128,499,752)              (101,510,935)
  Proceeds from the sale of property and equipment ...................            1,411,554                  3,839,714
  Net cash distributed as operator of
    oil and gas properties ...........................................           (3,910,392)                  (989,176)
  Net cash received as operator of partnerships
    and joint ventures ...............................................               81,254                    471,957
  Other ..............................................................             (101,164)                  (89,635)
                                                                      ---------------------      ---------------------

            Net Cash Used in Investing Activities ....................         (131,018,500)               (98,278,075)
                                                                      ---------------------      ---------------------

Cash Flows From Financing Activities:
  Proceeds from long-term debt .......................................          150,000,000                        ---
  Payments of long-term debt .........................................         (125,000,000)                       ---
  Net proceeds from (payments of) bank borrowings ....................           (9,700,000)                11,900,000
  Net proceeds from issuances of common stock ........................            3,559,781                  1,218,224
  Payments of debt retirement costs ..................................           (6,712,062)                       ---
  Payments of debt issuance costs ....................................           (4,333,535)                       ---
                                                                      ---------------------      ---------------------

            Net Cash Provided by Financing Activities ................            7,814,184                 13,118,224
                                                                      ---------------------      ---------------------

Net Increase (Decrease) in Cash and Cash Equivalents .................            3,215,247                 (1,137,792)
Cash and Cash Equivalents at Beginning of Period .....................            1,066,280                  3,816,107
                                                                      ---------------------      ---------------------
Cash and Cash Equivalents at End of Period ...........................$           4,281,527      $           2,678,315
                                                                      =====================      =====================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized ........................................................$          18,200,440      $         17,825,296
Cash paid during period for income taxes .............................$             409,000      $            306,121


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SWIFT ENERGY COMPANY


 (1)  General Information

         The condensed consolidated financial statements included herein have been prepared by Swift Energy Company and reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of our management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. Certain reclassifications have been made to prior period financial information to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Form 10-K and Annual Report.

 (2)  Summary Of Significant Accounting Policies

      Oil and Gas Properties

         We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the nine months ended September 30, 2004 and 2003, such internal costs capitalized totaled $9.6 million and $9.3 million, respectively. Interest costs are also capitalized to unproved oil and gas properties. For the nine months ended September 30, 2004 and 2003, capitalized interest on our unproved properties totaled $4.7 million and $5.2 million, respectively. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

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

         We compute the provision for depreciation, depletion, and amortization of oil and gas properties by the unit of production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties --including future development costs, gas processing facilities and capitalized asset retirement obligations, but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period. This calculation is done on a country-by-country basis. Furniture, fixtures, and other equipment are depreciated by the straight-line method at rates based on the estimated useful lives of the property. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

                              SWIFT ENERGY COMPANY


         Geological and geophysical (G&G) costs incurred on developed properties are recorded in Proved Property and subject to amortization. In exploration areas, G&G costs are capitalized in Unproved Property and evaluated as part of the total capitalized costs associated with a prospect.

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

         Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, including gas processing facilities. capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the asset retirement obligation liability is limited to the sum of the estimated future net revenues from proved properties, excluding cash outflows from asset retirement obligations including future abandonment costs of wells to be drilled, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). Our hedges at September 30, 2004 consisted of natural gas and crude oil price floors with strike prices lower than the period-end price and therefore had no effect on prices used in this calculation. This calculation is done on a country-by-country basis for those countries with proved reserves.

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

      Principles of Consolidation

         The accompanying condensed consolidated financial statements include the accounts of Swift Energy Company and our wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with a focus on inland waters and onshore oil and natural gas reserves in Louisiana and Texas, as well as onshore oil and natural gas reserves in New Zealand. Our investments in oil and gas partnerships where we are the general partner are accounted for using the proportionate consolidation method, whereby our proportionate share of assets, liabilities, revenues, and expenses are included in the appropriate classifications in the condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the condensed consolidated financial statements.

      Accounts Receivable

         Included in the "Accounts receivable" balance, which totaled $30.9 million and $27.4 million at September 30, 2004 and December 31, 2003, respectively, on the accompanying condensed consolidated balance sheets, is approximately $2.3 million of receivables related to hydrocarbon volumes produced during 2001 and 2002

                              SWIFT ENERGY COMPANY


      that have been disputed since early 2003. Accordingly, we did not record a receivable with regard to those 2003 disputed volumes.

         We continually assess the collectibility of accounts receivable, and based on our judgment, we establish a reserve when we believe a receivable may not be collected. At both September 30, 2004 and December 31, 2003, we had an allowance for doubtful accounts of $0.5 million. These allowances for doubtful accounts have been deducted from the total "Accounts receivable" balances on the accompanying condensed consolidated balance sheets.

      Inventory

         We value inventories at the lower of cost or market value. Cost of crude oil inventory is determined using the weighted average method, all other inventory is accounted for using the first in, first out method ("FIFO"). The major categories of inventories, which are included in "Other current assets" on the accompanying balance sheets, are shown as follows:

                                             Balance at           Balance at
                                           September 30,        December 31,
                                                2004                2003
                                          ----------------   ----------------

      Materials, Supplies and Tubulars....$      3,996,866   $      2,965,813
      Crude Oil ..........................       1,045,013            238,228
                                          ----------------   ----------------
      Total ..............................$      5,041,879   $      3,204,041
                                          ================   ================


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

      Income Taxes

         The effective tax rate for the first nine months of 2004 was lower than the statutory tax rates primarily due to reductions from the New Zealand statutory rate attributable to the currency effect on New Zealand deferred income taxes, along with reductions to the domestic tax rate due to changes in prior year tax estimates that are updated after we filed the prior year tax return. The tax laws in the jurisdictions we operate in are continuously changing and professional judgments regarding such laws can differ. Although the Internal Revenue Service regulations concerning the recently enacted American Jobs Creation Act of 2004 have not been issued, we do not believe this act will have a material impact in the near-term on our financial position or cash flow from operations.

                              SWIFT ENERGY COMPANY


      Earnings Per Share

         Basic earnings per share ("Basic EPS") have been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share ("Diluted EPS") for all periods also assume, as of the beginning of the period, exercise of stock options using the treasury stock method. Certain of our stock options that would potentially dilute Basic EPS were antidilutive for the three months and nine months ended September 30, 2004 and 2003 were excluded. The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS (before cumulative effect of change in accounting principle) for the three month and nine month periods ended September 30, 2004 and 2003:

                                                                     Three Months Ended September 30,
                                          ------------------------------------------------------------------------------------
                                                           2004                                      2003
                                          -----------------------------------------  -----------------------------------------
                                                Net                      Per Share        Net                       Per Share
                                              Income       Shares          Amount       Income         Shares         Amount
                                          --------------  -----------    ----------  --------------  ------------   ----------
   Basic EPS:
     Net Income Before Cumulative
       Effect of Change in Accounting
       Principle and Share Amounts........   $14,130,717   27,948,095          $.51      $7,062,625    27,424,195         $.26

     Stock Options .......................           ---      555,861                           ---       259,246
                                          --------------  -----------                --------------  ------------
   Diluted EPS:
    Net Income Before Cumulative
       Effect of Change in Accounting
       Principle and Assumed Share
       Conversions .......................   $14,130,717   28,503,956          $.50      $7,062,625    27,683,441         $.26
                                          --------------  -----------                --------------  ------------


                                                             Nine Months Ended September 30,
                                          ------------------------------------------------------------------------------------
                                                           2004                                      2003
                                          -----------------------------------------  -----------------------------------------
                                               Net                        Per Share       Net                       Per Share
                                             Income          Shares         Amount       Income         Shares        Amount
                                          --------------  -----------    ----------  --------------  ------------   ----------
   Basic EPS:
     Net Income Before Cumulative
       Effect of Change in Accounting
       Principle and Share Amounts           $41,616,498   27,747,789         $1.50     $24,768,988    27,326,169         $.91
     Stock Options .......................           ---      502,251                           ---       147,158
                                          --------------  -----------                --------------  ------------
   Diluted EPS:
    Net Income Before Cumulative
       Effect of Change in Accounting
       Principle and Assumed Share
       Conversions .......................   $41,161,498   28,250,040         $1.47     $24,768,988    27,473,327         $.90
                                          --------------  -----------                --------------  ------------

         Options to purchase approximately 2.8 million shares of common stock, at an average exercise price of $17.65 were outstanding at September 30, 2004, and options to purchase approximately 2.9 million shares of common stock, at an average price of $16.61 were outstanding at September 30, 2003. Approximately 0.9 million and 1.3 million options to purchase shares were not included in the computation of Diluted EPS for the three month periods ended September 30, 2004 and 2003, respectively, and approximately
      0.9 million and 1.6 million options to purchase shares were not included in the computation of Diluted EPS for the nine month periods ended September 30, 2004 and 2003, respectively, because the options were antidilutive, given that the option price was greater than the average closing market price of the common shares during those periods.

      Other Comprehensive Loss

         In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the

                              SWIFT ENERGY COMPANY


      owners of the Company. At September 30, 2004, we recorded $48,612, net of taxes of $27,702, of derivative losses in "Other comprehensive loss" on the accompanying balance sheet. The components of accumulated other comprehensive loss and related tax effects for the nine month period ended September 30, 2004 were as follows:

                                                        Gross Value         Tax Effect       Net of Tax Value
                                                     ----------------    ---------------   ------------------
        Balance at December 31, 2003 ................$        420,847    $       151,505   $          269,342
        Change in fair value of cash flow hedges ....         911,302            332,065              579,237
        Effect of cash flow hedges settled
           during the period ........................      (1,255,835)          (455,868)            (799,967)
                                                     ----------------    ---------------   ------------------
        Balance at September 30, 2004 ...............$         76,314    $        27,702   $           48,612
                                                     ================    ===============   ==================


         For the nine month periods ended September 30, 2004 and 2003, total comprehensive income was $41.8 million and $20.5 million, respectively. For the three month periods ended September 30, 2004 and 2003, total comprehensive income was $14.2 million and $7.3 million, respectively.

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

                                                                                     Three Months Ended September 30,
                                                                           -----------------------------------------------
                                                                                      2004                       2003
                                                                           ----------------------      -------------------
      Net Income:       As Reported .......................................           $14,130,717               $7,062,625
                        Stock-based employee compensation expense
                           determined under fair value method for
                          all awards, net of tax ..........................            (1,059,331)              (1,024,734)
                                                                           ----------------------      -------------------
                        Pro Forma .........................................           $13,071,386               $6,037,891

      Basic EPS:        As Reported .......................................                  $.51                     $.26
                        Pro Forma .........................................                  $.47                     $.22

      Diluted EPS:      As Reported .......................................                  $.50                     $.26
                        Pro Forma .........................................                  $.46                     $.22

                              SWIFT ENERGY COMPANY

                                                                                     Nine Months Ended September 30,
                                                                           -----------------------------------------------
                                                                                      2004                       2003
                                                                           ----------------------      -------------------
      Net Income:       As Reported .......................................           $41,616,498              $20,392,136
                        Stock-based employee compensation expense
                           determined under fair value method for
                          all awards, net of tax ..........................            (3,170,157)              (3,048,052)
                                                                           ----------------------      -------------------
                        Pro Forma .........................................           $38,446,341              $17,344,084

      Basic EPS:        As Reported .......................................                 $1.50                     $.75
                        Pro Forma .........................................                 $1.39                     $.63

      Diluted EPS:      As Reported .......................................                 $1.47                     $.74
                        Pro Forma .........................................                 $1.36                     $.63

         Pro forma compensation cost reflected above may not be representative of the cost to be expected in future periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

      Price-Risk Management Activities

         Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Every derivative instrument (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or a liability measured at its fair value. Hedge accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item in the income statements and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Changes in the fair value of derivatives that do not meet the criteria for hedge accounting are recognized currently in income.

         We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. During the third quarters of 2004 and 2003, we recognized net losses of $0.2 million and $0.6 million, respectively, relating to our derivative activities. During the first nine months of 2004 and 2003, we recognized net losses of $1.3 million and $2.4 million, respectively, relating to our derivative activities. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At September 30, 2004, we had recorded $48,612, net of taxes of $27,702, of derivative losses in "Other comprehensive loss" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for the first nine months of 2004 and 2003 were not material. We expect to reclassify all amounts currently held in "Other comprehensive loss" into the statement of income within the next six months when the forecasted sale of hedged production occurs.

         As of September 30, 2004, we had in place natural gas price floors in effect for the October 2004 contract month through the March 2005 contract month, which cover a portion of our domestic natural gas production for October 2004 to March 2005. The natural gas price floors cover notional volumes of 950,000 Mmbtu with a weighted average floor price of $5.63 per Mmbtu. Our natural gas hedges in place at September 30, 2004 are expected to cover approximately 10% to 15% of our domestic natural gas production from October 2004 to March 2005. As of September 30, 2004, we also had crude oil price floors in effect for the January 2005 contract month through the March 2005 contract month, which cover a portion of our domestic crude oil production for January 2005 through March 2005. The crude oil price floors cover notional volumes of 216,000 barrels with a weighted average floor price of $37.00 per barrel. Our crude oil floors at September 30, 2004 are expected to cover approximately 15% to 20% of our domestic crude oil production from January 2005 to March 2005.

         When we entered into these transactions discussed above, they were designated as a hedge of the

                              SWIFT ENERGY COMPANY


      variability in cash flows associated with the forecasted sale of natural gas and crude oil production. Changes in the fair value of a hedge that is highly effective and is designated and documented and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in "Other comprehensive income (loss)." When the hedged transactions are recorded upon the actual sale of oil and natural gas, these gains or losses are reclassified from "Other comprehensive income (loss)" and recorded in "Price-risk management and other, net" on the condensed consolidated statement of income. The fair value of our derivatives are computed using the Black-Scholes option pricing model and are periodically verified against quotes from brokers. The fair value of these instruments at September 30, 2004, was $0.1 million and is recognized on the balance sheet in "Other current assets."

      Asset Retirement Obligation

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. The liability is discounted from the year the well is expected to deplete. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated on a unit of production basis over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. SFAS No. 143 was adopted by us effective January 1, 2003. Upon adoption of SFAS No. 143 effective January 1, 2003, we recorded an asset retirement obligation of $8.9 million, an addition to oil and gas properties of $2.0 million and a non-cash charge of $4.4 million (net of $2.5 million of deferred taxes), which is recorded as a Cumulative Effect of Change in Accounting Principle. The cumulative charge to earnings took into consideration the impact of adopting SFAS No. 143 on previous full-cost ceiling tests. SFAS No. 143 is silent with respect to whether prior period ceiling tests should be reflected in the implementation entry calculation; however, management believes that any impairment on the properties should be reflected in the historical periods. Had we not considered the impact of adopting SFAS No. 143 on previous full-cost ceiling tests, the charge recognized would have been reduced. Excluding the Cumulative Effect of Change in Accounting Principle, the adoption of SFAS No. 143 reduced our net income for the three months and nine months ended September 30, 2003 by approximately $0.2 million and $0.5 million, respectively, or less than $0.01 per diluted share for the three months and $0.02 per diluted share for the nine months period. The following is a roll-forward of our asset retirement obligation:

                                                                                    2004               2003
                                                                             -----------------   ----------------
      Asset Retirement Obligation recorded as of January 1 ..................$      10,137,473   $      8,934,320
        Accretion expense for the nine months ended September 30.............          498,870            623,761
        Liabilities incurred for new wells and facilities  construction......          315,404            546,350
        Reductions due to sold, or plugged and abandoned wells ..............         (234,769)          (332,327)
        Increase due to currency exchange rate fluctuations .................           37,569             62,591
                                                                             -----------------   ----------------
      Asset Retirement Obligation as of September 30 ....................... $      10,754,547   $      9,834,695
                                                                             -----------------   ----------------

         At September 30, 2004 and December 31, 2003, approximately $2.1 million and $0.8 million, respectively, of our asset retirement obligation is classified as a current liability in "Accounts payable and accrued liabilities" on the accompanying condensed consolidated balance sheets.

      New Accounting Principles

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

         An issue, EITF Issue 04-2, had arisen for companies engaged in oil and gas exploration and production regarding the application of SFAS No. 141 and SFAS No. 142 as they relate to mineral rights held under lease or other contractual arrangements, and as to whether costs associated with these rights should be classified as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and to provide specific footnote disclosure. In March 2004, the Emerging Issues Task Force of the FASB reached a consensus that mineral rights are tangible assets. In April 2004, the FASB ratified the EITF's consensus by issuing FASB Staff Position (FSP) 141-1 and 142-1, which amend SFAS No. 141 and SFAS No. 142 to address the inconsistency between the EITF consensus on EITF Issue No. 04-02 and SFAS No. 141 and SFAS No. 142. The FSP is effective for reporting periods beginning after April 29, 2004 and defines mineral rights as tangible assets. In September 2004, the EITF issued FASB Staff Position (FSP) 142-2, in which the FASB staff further concluded that the costs for acquiring contractual mineral rights in oil and gas properties would continue to be recorded as tangible assets. These staff positions had no impact on our consolidated financial statements.

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

         In March 2004, the FASB issued an exposure draft that would amend SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 95 "Statement of Cash Flows." This exposure draft was issued to improve existing accounting rules and provide more complete, higher quality information for investors on employee stock compensation matters. This statement is effective for interim or annual periods beginning after June 15, 2005. The exposure draft covers a wide range of equity-based arrangements including stock options. Under the FASB's proposal, share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance allows that the expense relating to employee stock options to only be disclosed in the footnotes of the financial statements. We are evaluating the effects that will result from future adoption of this proposed statement.


         In September  2004,  the EITF  discussed  an issue  dealing with how to evaluate whether a partnership should be consolidated by its general partner, EITF Issue 04-5. The issue deals with rights held by the limited partners and how this affects the consolidation of partnerships by the sole general partner in accordance with generally accepted accounting principles, absent the existence of these rights held by the limited partners. The EITF will discuss this issue in the future and we do not believe this staff position will have a material impact on our Consolidated Financial Statements.

         In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB 106). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the

                              SWIFT ENERGY COMPANY


      fourth quarter of 2004, undiscounted abandonment costs for future wells, not recorded at the present time but needed to develop the proved reserves in existence at the present time, should be included in the unamortized cost of oil and as properties, net of related salvage value, for purposes of computing DD&A. The effect of including undiscounted abandonment costs of future wells to the undiscounted cost of oil and gas properties will increase depletion expense in future periods, however, not materially at the present time.

(3)   Long-Term Debt

         Our long-term debt, including the current portion, as of September 30, 2004 and December 31, 2003, was as follows (in thousands):

                                              September 30,      December 31,
                                                  2004              2003
                                            --------------     -------------
      Bank Borrowings ......................$        6,200     $      15,900
      Senior Subordinated Notes due 2009 ...           ---           124,355
      Senior Notes due 2011 ................       150,000               ---
      Senior Subordinated Notes due 2012 ...       200,000           200,000
                                            --------------     -------------
                Long-Term Debt .............$      356,200     $     340,255
                                            --------------     -------------

         The unamortized discount on the Senior Subordinated Notes due 2009 was $0.6 million at December 31, 2003.


      Bank Borrowings

         At September 30, 2004, we had $6.2 million in outstanding borrowings under our $400.0 million credit facility with a syndicate of ten banks that has a borrowing base of $250.0 million and expires in October 2008. At December 31, 2003, we had $15.9 million in outstanding borrowings under our credit facility. The interest rate is either (a) the lead bank's prime rate (4.75% at September 30, 2004) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. In June 2004, we increased, renewed and extended this credit facility, increasing the facility to $400 million from $300 million and extending its expiration to October 1, 2008 from October 1, 2005. The other terms of the credit facility, such as the borrowing base amount and commitment amount, stayed largely the same. The covenants related to this credit facility changed somewhat with the extension of the facility and are discussed below.

         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to working capital and EBITDAX ratios), and limitations on incurring other debt or repurchasing our
      Senior Subordinated Notes due 2011 or Senior Notes due 2012. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two active New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reaffirmed by our bank group at $250.0 million effective November 1, 2004. We requested that the commitment amount with our bank group be reduced to $150.0 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The next borrowing base review is scheduled for May 2005.

                              SWIFT ENERGY COMPANY


      Senior Subordinated Notes Due 2009

         These notes consisted of $125.0 million of 10 1/4% Senior Subordinated Notes due August 2009, which were issued at 99.236% of the principal amount on August 4, 1999, and were scheduled to mature on August 1, 2009. These notes were unsecured senior subordinated obligations. Interest on these notes had been payable semi-annually on February 1 and August 1. In June 2004, we repurchased $32.1 million of these notes pursuant to a tender offer. In the second quarter of 2004, we recorded a charge of $2.7 million related to the repurchase of these notes, which is recorded in "Debt retirement costs" on the condensed consolidated statement of income. The costs were comprised of approximately $1.8 million of premiums paid to repurchase the notes, $0.6 million to write-off unamortized debt issuance costs, $0.2 million to write-off unamortized debt discount and approximately $0.1 million of other costs. In July 2004, we repurchased approximately $0.5 million of these notes, and as of August 1, 2004, we redeemed the remaining $92.5 million in outstanding notes. In the third quarter of 2004, we recorded a charge of $6.8 million related to the repurchase of these notes, which is recorded in "Debt retirement costs" on the condensed consolidated statement of income. The costs were comprised of approximately $4.8 million of premiums paid to repurchase the notes, $1.6 million to write-off unamortized debt issuance costs and $0.4 million to write-off unamortized debt discount.

      Senior Notes Due 2011

         These notes consist of $150.0 million of 7 5/8% Senior Notes due 2011, which were issued on June 23, 2004 at 100% of the principal amount and will mature on July 15, 2011. The notes are senior unsecured obligations that rank equally with all of our existing and future senior unsecured indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under our bank credit facility, and rank senior to all of our existing and future subordinated indebtedness. Interest on the Senior Notes is payable semi-annually on January 15 and July 15, and commences on January 15, 2005. On or after July 15, 2008, we may redeem some or all of the Senior Notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 103.813% of principal, declining to 100% in 2010 and thereafter. In addition, prior to July 15, 2007, we may redeem up to 35% of the Senior Notes with the net proceeds of qualified offerings of our equity at a redemption price of 107.625% of the principal amount of the Senior Notes, plus accrued and unpaid interest. We incurred approximately $3.9 million of debt issuance costs related to these notes, which is included in "Debt issuance costs" on the accompanying condensed consolidated balance sheets and will be amortized to interest expense over the life of the notes using the effective interest method. Upon certain changes in control of Swift Energy, each holder of Senior Notes will have the right to require us to repurchase all or any part of the Senior Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these Senior Notes include, among other restrictions, a limitation on how much of our own common stock we may repurchase. We are currently in compliance with the provisions of the indenture governing these Senior Notes due 2011.

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

                              SWIFT ENERGY COMPANY


         The aggregate  maturities on our long-term  debt are $0 in 2004,  2005,
      2006,   2007,  $6.2  million  in  2008  and  $350.0  million   thereafter,
      respectively.

(4)   Foreign Activities

         As of September 30, 2004, our gross capitalized oil and gas property costs in New Zealand totaled approximately $231.6 million. Approximately $197.3 million has been included in the proved properties portion of our oil and gas properties, while $34.3 million is included as unproved properties. Our functional currency in New Zealand is the U.S. dollar.

 (5)  Segment Information

         We have two reportable segments, one domestic and one foreign, which are in the business of crude oil and natural gas exploration and production. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate our performance based on profit or loss from oil and gas operations before price-risk management and other, general and administrative expenses, interest expense, net and debt retirement costs. Our reportable segments are managed separately based on their geographic locations. Financial information by operating segment is presented below:

                                                                         Three Months Ended September 30,
                                                -----------------------------------------------------------------------------------
                                                                  2004                                       2003
                                                ----------------------------------------   ----------------------------------------
                                                                   New                                        New
                                                  Domestic      Zealand        Total         Domestic       Zealand        Total
                                                ------------  ------------  ------------   ------------  ------------  ------------
Oil and gas sales ............................. $ 63,497,169  $ 11,155,937  $ 74,653,106   $ 39,974,435  $ 12,112,886  $ 52,087,321

Costs and Expenses:
    Depreciation, depletion and amortization ...  15,112,143     4,733,024    19,845,167     11,645,480     4,396,897    16,042,377
    Accretion of asset retirement obligation ...     124,781        43,354       168,135        151,188        55,287       206,475
    Lease operating costs ......................   7,293,487     2,555,462     9,848,949      6,183,755     2,480,504     8,664,259
    Severance and other taxes...................   6,310,555       767,439     7,077,994      4,076,456       989,752     5,066,208
                                                ------------  ------------  ------------   ------------  ------------  ------------

Income from oil and gas operations..............$ 34,656,203  $  3,056,658  $ 37,712,861   $ 17,917,556  $  4,190,446  $ 22,108,002

    Price-risk management and other, net .......                                 289,645                                   (534,799)

    General and administrative, net.............                               4,390,432                                  3,670,416
    Interest expense, net ......................                               7,317,002                                  6,749,419
     Debt retirement cost ......................                               6,822,476                                        ---
                                                                            ------------                               ------------

Income before income taxes and cumulative
    effect of change in accounting principle ...                            $ 19,472,596                               $ 11,153,368
                                                                            ============                               ============

                              SWIFT ENERGY COMPANY

                                                                      Nine Months Ended September 30,
                                                -----------------------------------------------------------------------------------
                                                                 2004                                        2003
                                                ----------------------------------------   ----------------------------------------
                                                                   New                                        New
                                                  Domestic      Zealand         Total        Domestic      Zealand         Total
                                                ------------  ------------  ------------   ------------  ------------  ------------
Oil and gas sales ..............................$177,918,389  $ 34,513,276  $212,431,665   $123,693,311  $ 34,153,559  $157,846,870

Costs and Expenses:
    Depreciation, depletion and amortization ...  44,533,330    13,116,577    57,649,907     32,508,198    14,122,491    46,630,689
    Accretion of asset retirement obligation ...     375,028       123,842       498,870        448,711       175,050       623,761
    Lease operating costs ......................  22,147,817     7,762,925    29,910,742     18,131,045     7,018,005    25,149,050
    Severance and other taxes...................  17,792,020     2,459,802    20,251,822     11,401,071     2,842,410    14,243,481
                                                ------------  ------------  ------------   ------------  ------------  ------------

Income from oil and gas operations..............$ 93,070,194  $ 11,050,130  $104,120,324   $ 61,204,286  $  9,995,603  $ 71,199,889

    Price-risk management and other, net .......                              (1,089,449)                                (2,076,826)

    General and administrative, net.............                              12,595,665                                 10,564,959
    Interest expense, net ......................                              21,361,566                                 20,107,188
    Debt retirement cost .......................                               9,513,719                                        ---
                                                                            ------------                               ------------

Income before income taxes and cumulative
    effect of change in accounting principle ...                            $ 59,559,925                               $ 38,450,916
                                                                            ============                               ============

Property, plant and equipment, net..............$680,540,113  $187,410,284  $867,950,397   $616,251,046  $173,419,123  $789,670,169
                                                ============  ============  ============   ============  ============  ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SWIFT ENERGY COMPANY


         You should read the following discussion and analysis in conjunction with our financial information and our condensed consolidated financial statements and notes thereto included in this report. The following information contains forward-looking statements. For a discussion of limitations inherent in forward-looking statements, see "Forward-Looking Statements" on page 30 of this report.

      Overview

         For the first nine months of 2004, we had revenues of $211.3 million and production of 42.5 Bcfe. Our revenues were bolstered by oil and gas prices remaining strong during this period and our domestic production for the first nine months of 2004 increasing by 23% to 30.8 Bcfe compared to the same period in 2003. We continued to focus our efforts and capital throughout the third quarter on infrastructure improvements, increased production and the development of longer life reserves in the Lake Washington and AWP Olmos areas. Although our production in Lake Washington was shut-in for brief periods due to hurricane-related weather in the third quarter of 2004, our net production in Lake Washington for the first nine months of 2004 has almost doubled as compared to the same period in 2003, and averaged approximately 9,800 net barrels of oil equivalent per day, compared to approximately 5,000 net barrels of oil equivalent per day in the same period in 2003. During 2004, capital expenditures were also used for development in our three other domestic core areas. New Zealand accounted for 11.7 Bcfe of production in the first nine months of 2004, a 21% decrease from production in the same period in 2003. Natural gas production in New Zealand declined primarily due to natural production declines in our TAWN properties. The TAWN gas contract has been renegotiated to lower the total contract quantity and deliverability rates, and we anticipate meeting these revised contracted volumes. There is no penalty if the fields are unable to produce these minimum contracted volumes. We are currently drilling a development well in the Tariki field to maximize production and deliverability from that field. New Zealand natural gas and natural gas liquids ("NGL") contracts are denominated in the New Zealand dollar, which has significantly strengthened during the last several years against the U.S. dollar.

         Our production costs were up in the first nine months of 2004 predominately due to increased production in Lake Washington, higher severance taxes due to increased domestic revenues, and currency exchange rates in New Zealand. Our general and administrative expenses increased in the first nine months of 2004 primarily due an increase in costs related to our corporate governance activities and on going compliance efforts with the Sarbanes-Oxley Act, salaries and benefits, franchise tax expense, as well as higher costs in our New Zealand operations due to currency exchange rates. We are working to reduce our controllable production and general and administrative costs on a per unit produced basis for the remainder of 2004.

         Our debt to PV-10 ratio decreased to 15% at September 30, 2004 compared to 22% at December 31, 2003, due to higher crude oil and natural gas prices, which have increased our PV-10 value. Our debt to capitalization ratio was 44% at September 30, 2004 compared to 46% at year-end 2003, as debt levels increased slightly in 2004 but were offset by the increase in retained earnings as a result of current year profit. In June 2004, we repurchased $32.1 million of our 10 1/4% Senior Subordinated Notes due 2009 through a tender offer. We recorded a charge of $2.7 million related to the tender offer, which is recorded in "Debt retirement costs" on the condensed consolidated statement of income. In July 2004, we repurchased $0.5 million in Senior Subordinated Notes due 2009 at the close of the tender offer. On August 1, 2004, we redeemed the remaining $92.5 million of these notes in accordance with our redemption rights under the indenture governing these notes. In the third quarter of 2004, we recorded approximately $6.8 million of debt retirement costs related to the repurchase of these remaining notes. The redemption of our Senior Subordinated Notes due 2009 has lowered our effective interest rate.

         We will continue to look for opportunities in the near term to improve our balance sheet and liquidity, but we expect our capital expenditures to continue to equal or modestly exceed our cash flow for the near term.

         Our 2005 capital expenditure budget will be dependent upon operational performance and commodity pricing levels during the year, and we anticipate 2005 capital expenditures to approximate or slightly exceed our cash flow provided from operating activities during 2005.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         Based on results for the first nine months of 2004 and on current operating conditions, we estimate that 2004 production levels will increase over 2003 levels by approximately 10%, which is lower than the previously estimated range of 11% to 15%. We continue to believe that commodity prices will remain strong for the remainder of 2004 and that we remain positioned for reserve growth over 2003 levels with our planned fourth quarter 2004 activities.

      Results of Operations - Three Months Ended September 30, 2004 and 2003

         Revenues. Our revenues in the third quarter of 2004 increased by 45% compared to revenues in the same period in 2003, due primarily to an increase in commodity prices and production from our Lake Washington area. Revenues from our oil and gas sales comprised substantially all of net revenues for the third quarter of 2004 and 2003. In the third quarter of 2004, oil production made up 46% of total production, natural gas made up 43% and NGL represented 11%. In the third quarter of 2003, natural gas production made up 49% of total production, oil production made up 40% and NGL represented 11%. The percentage of our total production from oil increased as Lake Washington production, which is almost entirely oil, increased over prior year levels. Although production in Lake Washington was shut-in for several days due to hurricane-related weather during the third quarter of 2004, continued development in this area has increased production significantly.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four domestic core areas and two New Zealand core areas:

                                                        Three Months Ended September 30,
Area                               Oil and Gas Sales (In Millions)          Net Oil and Gas Sales Volumes (Bcfe)
----                           --------------------------------------    ----------------------------------------
                                            2004                 2003                2004                    2003
                                            ----                 ----                ----                    ----
AWP Olmos .....................           $ 11.9               $ 10.5                 2.1                     2.3
Brookeland ....................              4.5                  3.9                 0.8                     1.0
Lake Washington ...............             37.1                 16.6                 5.5                     3.5
Masters Creek .................              5.4                  5.6                 0.9                     1.3
Other .........................              4.6                  3.4                 0.9                     0.6
                               -----------------   ------------------    ----------------  ----------------------
        Total Domestic ........           $ 63.5               $ 40.0                10.2                     8.7
                               -----------------   ------------------    ----------------  ----------------------
Rimu/Kauri ....................              4.4                  3.5                 1.0                     1.0
TAWN ..........................              6.8                  8.6                 2.7                     3.9
                               -----------------   ------------------    ----------------  ----------------------
        Total New Zealand ....            $ 11.2               $ 12.1                 3.7                     4.9
                               -----------------   ------------------    ----------------  ----------------------
                Total ........            $ 74.7               $ 52.1                13.9                    13.6
                               ==================  ==================    ================  ======================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         The following table provides additional information regarding our oil, NGL and gas sales:

                                                    Net Sales Volume                            Average Sales Price
                                                    ----------------                            -------------------
                                          Oil         NGL         Gas        Combined        Oil           NGL         Gas
                                        (MBbl)      (MBbl)       (Bcf)        (Bcfe)        (Bbl)         (Bbl)        (Mcf)
                                    ------------ ----------- ----------- -------------   ----------    -----------  ----------
2004
----
Three Months Ended September 30:
     Domestic ......................       1,008         151         3.2          10.2       $41.60       $26.44       $5.47
     New Zealand ...................          68         100         2.8           3.7       $47.75       $18.63       $2.21
                                    ------------ ----------- ----------- -------------
           Total ...................       1,076         251         6.0          13.9       $41.99       $23.33       $3.97
                                    ============ =========== =========== =============
2003
----
Three Months Ended September 30:
     Domestic ......................         757         179         3.2           8.7       $29.33       $17.96       $4.63
     New Zealand ...................         160          68         3.5           4.9       $28.83       $13.76       $1.87
                                    ------------ ----------- ----------- -------------
           Total ...................         917         247         6.7          13.6       $29.24       $16.81       $3.17
                                    ============ =========== =========== =============


         Oil and gas sales in the third quarter of 2004 increased by 43%, or $22.6 million, from the level of those revenues for the same period in 2003. The increase in production volumes during the third quarter of 2004 was primarily from our Lake Washington area.

         In the third quarter of 2004, our $22.6 million increase in oil, NGL, and gas sales resulted from:

         oPrice variances that had a $20.1 million favorable impact on sales, of which $13.7 million was attributable to the 44% increase in average oil prices received, $4.7 million was attributable to the 25% increase in average gas prices received, and $1.6 million was attributable to the 39% increase in average NGL prices received; and

         oVolume variances that had a $2.5 million favorable impact on sales, with $4.6 million of increases coming from the 159,000 Bbl increase in oil sales volumes, $0.1 million of increases due to the 3,000 Bbl increase in NGL sales volumes, partially offset by a $2.2 million decrease attributable to the 0.7 Bcf decrease in gas sales volumes.

         Costs and Expenses. Our total expenses in the third quarter of 2004 increased $15.1 million, or 37%, compared to expenses in the same period in 2003. The majority of the increase was due to debt retirement costs of $6.8 million related to the repurchase of a portion of our Senior Subordinated Notes due 2009, an increase of $3.8 million in depreciation, depletion and amortization, a $2.0 million increase in severance taxes, and a $1.2 million increase in lease operating costs.

         Our third quarter of 2004 general and administrative expenses, net, increased $0.7 million, or 20%, from the level of such expenses in the same 2003 period. This increase was due primarily to an increase in salaries and benefits, increased costs related to our on going compliance efforts with the Sarbanes-Oxley Act, as well as higher costs in our New Zealand operations due to the increased currency exchange rate of the New Zealand dollar as compared to the U.S. dollar. Our general and administrative expenses per Mcfe produced were $0.32 per Mcfe in the third quarter of 2004 and $0.27 in the 2003 period. The portion of supervision fees recorded as a reduction of general and administrative expenses were $1.6 million for the third quarter of 2004 and $0.8 million for the same period in 2003.

         Depreciation, depletion, and amortization of our oil and gas properties, or DD&A, increased $3.8 million, or 24%, in the third quarter of 2004 from 2003 levels. Domestically, DD&A increased $3.5 million in the 2004

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


      period, mainly due to higher production in the period, and the DD&A rate per Mcfe of production increased to $1.49 from $1.33 in the comparable 2003 period mainly due to increases in future development costs and oil and gas property additions, which increased our full-cost pool balance. In New Zealand, DD&A increased $0.3 million in the 2004 period as the DD&A rate per Mcfe of production increased to $1.26 from $0.90 in the 2003 period mainly due to increases in future development costs and oil and gas property additions, which increased our full-cost pool balance in New Zealand. Our overall DD&A rate per Mcfe of production was $1.43 in the third quarter of 2004 and $1.18 in the comparable 2003 period.

         We  recorded  $0.2  million  of  accretion  on  our  asset   retirement
      obligation in both the third quarter of 2004 and 2003.

         Our lease operating costs per Mcfe produced were $0.71 in the third quarter of 2004 and $0.64 in the same period of 2003. There were no supervision fees recorded as a reduction to production costs for the third quarter of 2004 and $0.5 million for the same 2003 period. Our lease operating costs in the third quarter of 2004 increased $1.2 million, or 14%, over the level of such expenses in the comparable 2003 period. Approximately $1.1 million of the increase in lease operating costs during the third quarter of 2004 was related to our domestic operations, which increased due to higher production and facility repairs in our Lake Washington area in that period and the reduction to 2003 expense of $0.5 million from supervision fees. Despite a decrease in production in New Zealand, production costs increased by $0.1 million in the third quarter of 2004 primarily due to the continued development of our Kauri field and the increased currency exchange rate of the New Zealand dollar as compared to the U.S. dollar.

         Severance and other taxes in the third quarter of 2004 increased $2.0 million, or 40%, over the level of such expenses in the comparable 2003 period. The increase is mainly due to higher commodity prices and increased Lake Washington production in the third quarter of 2004. Severance and other taxes, as a percentage of oil and gas sales, were approximately 9.5% and 9.7% in the third quarters of 2004 and 2003, respectively.

         Interest expense on our Senior Subordinated Notes due 2012, including amortization of debt issuance costs, totaled $4.8 million in both the third quarter of 2004 and 2003. Interest expense on our Senior Subordinated Notes due 2009 which were repurchased in the second and third quarters of 2004, including amortization of debt issuance costs, totaled $0.8 million in the third quarter of 2004 and $3.3 million in 2003. Interest expense on our bank credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.3 million in both the third quarter of 2004 and 2003. Interest expense on our Senior Notes due 2011, issued in June 2004, was $3.0 million in the third quarter of 2004. The total interest cost in the third quarter of 2004 was $8.9 million, of which $1.6 million was capitalized. The total interest cost in the third quarter of 2003 was $8.4 million, of which $1.7 million was capitalized.

         In the third quarter of 2004, we incurred $6.8 of debt retirement costs related to the redemption of the remaining portion of our Senior Subordinated Notes due 2009. The costs were comprised of approximately $4.8 million of premiums paid to redeem the notes, $1.6 million to write-off unamortized debt issuance costs and $0.4 million to write-off unamortized debt discount.

         The overall effective tax rate was 27.4% and 36.7% for the third quarters of 2004 and 2003, respectively. The effective tax rate for the third quarter of 2004 was lower than the statutory tax rates primarily due to reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation, along with reductions to the domestic statutory tax rate due to changes from prior year tax estimates that are updated after we file the prior year's tax return and the adjustment of a domestic tax contingency.

         Net Income. Our net income in the third quarter of 2004 of $14.1 million was 100% higher, and Basic EPS of $0.51 was 96% higher, than our third quarter of 2003 net income of $7.1 million and Basic EPS of $0.26. Our Diluted EPS in the third quarter of 2004 of $0.50 was 94% higher than our 2003 Diluted EPS of $0.26. These amounts increased in the 2004 period as oil and gas revenues increased due to higher commodity prices and increased domestic production.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


      Results of Operations - Nine Months Ended September 30, 2004 and 2003

         Revenues. Our revenues in the first nine months of 2004 increased by 36% compared to revenues in the same period in 2003, due primarily to increases in oil prices and production from our Lake Washington and AWP areas domestically and our Rimu/Kauri area in New Zealand. Substantially all of our net revenues for the first nine months of 2004 and 2003 were from oil and gas sales. In the first nine months of 2004, oil production made up 47% of total production, natural gas made up 41% and NGL represented 12%. In the first nine months of 2003, natural gas production made up 54% of total production, oil production made up 37% and NGL represented 9%.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes from our four domestic core areas and two New Zealand core areas:

                                                            Nine Months Ended September 30,
                                                           ---------------------------------
Area                               Oil and Gas Sales (In Millions)          Net Oil and Gas Sales Volumes (Bcfe)
----                           --------------------------------------    ----------------------------------------
                                            2004                 2003                2004                    2003
                                            ----                 ----                ----                    ----
AWP Olmos .....................          $  36.2              $  34.6                 6.9                     6.4
Brookeland ....................             13.8                 12.3                 2.7                     2.9
Lake Washington ...............             98.8                 40.4                16.1                     8.3
Masters Creek .................             16.0                 21.3                 2.9                     4.6
Other .........................             13.1                 15.0                 2.2                     2.8
                               -----------------   ------------------    ----------------  ----------------------
        Total Domestic ........          $ 177.9              $ 123.6                30.8                    25.0
                               -----------------   ------------------    ----------------  ----------------------
Rimu/Kauri ....................             13.8                  6.8                 3.2                     2.0
TAWN ..........................             20.7                 27.4                 8.5                    12.8
                               -----------------   ------------------    ----------------  ----------------------
        Total New Zealand .....          $  34.5              $  34.2                11.7                    14.8
                               -----------------   ------------------    ----------------  ----------------------
               Total ..........          $ 212.4              $ 157.8                42.5                    39.8
                               =================   ==================    ================  ======================


         The following table provides additional information regarding our oil, NGL and gas sales:

                                                       Net Sales Volume                            Average Sales Price
                                                       ----------------                            -------------------
                                           Oil         NGL         Gas      Combined        Oil          NGL         Gas
                                         (MBbl)       (MBbl)      (Bcf)       Bcfe)        (Bbl)        (Bbl)       (Mcf)
                                    ------------ ----------- ----------- ------------- ------------  ----------- -----------
2004
----
Nine Months Ended September 30:
     Domestic ......................       3,047         540         9.3          30.8       $37.58       $23.29       $5.48
     New Zealand ...................         296         257         8.3          11.7       $39.26       $17.62       $2.20
                                    ------------ ----------- ----------- -------------
           Total ...................       3,343         797        17.6          42.5       $37.72       $21.46       $3.93
                                    ============ =========== =========== =============
2003
----
Nine Months Ended September 30:
     Domestic ......................       2,010         419        10.4          25.0       $29.96       $20.18       $5.30
     New Zealand ...................         418         213        11.0          14.8       $29.03       $13.33       $1.74
                                    ------------ ----------- ----------- -------------
           Total ...................       2,428         632        21.4          39.8       $29.80       $17.87       $3.46
                                    ============ =========== =========== =============


         Oil and gas sales in the first nine months of 2004 increased by 35%, or $54.6 million, from the level of those revenues for the same period in 2003. The increase in production volumes during the first nine months of 2004 was primarily from our Lake Washington and AWP Olmos areas domestically, and the Rimu/Kauri area in New Zealand.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         In the first nine months of 2004, our $54.6 million increase in oil, NGL, and gas sales resulted from:

         oPrice variances that had a $37.5 million favorable impact on sales, of which $26.5 million was attributable to the 27% increase in average oil prices received, $8.2 million was attributable to the 13% increase in average gas prices received and $2.8 million was attributable to the 20% increase in average NGL prices received; and

         oVolume variances that had a $17.1 million favorable impact on sales, with $27.2 million of increases coming from the 914,000 Bbl increase in oil sales volumes, $3.0 million of increases due to the 165,000 Bbl increase in NGL sales volumes, partially offset by $13.1 million in decreases attributable to the 3.8 Bcf decrease in gas sales volumes.

         Costs and Expenses. Our total expenses in the first nine months of 2004 increased $34.5 million, or 29%, compared to expenses in the same period in 2003. The majority of the increase was due to an $11.0 million increase in depreciation, depletion and amortization, $9.5 million of debt retirement costs related to the repurchase of our Senior Subordinated Notes due 2009, a $6.0 million increase in severance taxes, and a $4.8 million increase in lease operating costs.

         As discussed in Note 1 to the Condensed Consolidated Financial Statements, we adopted SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 resulted in a one-time net of taxes charge of $4.4 million, which is recorded as a "Cumulative Effect of Change in Accounting Principle" in the 2003 condensed consolidated statement of income.

         Our first nine months of 2004 general and administrative expenses, net, increased $2.0 million, or 19%, from the level of such expenses in the same 2003 period. This increase is due primarily to increased costs related to our on going compliance efforts with the Sarbanes-Oxley Act, an increase in salaries and benefits, as well as higher costs in our New Zealand operations due to the increased currency exchange rate of the New Zealand dollar as compared to the U.S. dollar. Our general and administrative expenses per Mcfe produced were $0.30 per Mcfe in the first nine months of 2004 and $0.27 in the same 2003 period. The portion of supervision fees recorded as a reduction of general and administrative expenses was $4.0 million for the first nine months of 2004 and $2.2 million for the same 2003 period.

         Depreciation, depletion, and amortization of our oil and gas properties, or DD&A, increased $11.0 million, or 24%, in the first nine months of 2004 from 2003 levels for the same period. Domestically, DD&A increased $12.0 million in the first nine months of 2004, mainly due to higher production in the period, and the DD&A rate per Mcfe of production increased to $1.45 from $1.30 in the comparable 2003 period mainly due to increases in future development costs and oil and gas property additions, which increased our full-cost pool balance. In New Zealand, DD&A decreased by $1.0 million in the 2004 period due to decreased production in the period even though the DD&A per Mcfe of production increased to $1.13 from $0.95 mainly due to increases in future development costs and oil and gas property additions, which increased our full-cost pool balance in New Zealand. Our overall DD&A rate per Mcfe of production was $1.36 in the first nine months of 2004 and $1.17 in the comparable 2003 period.

         We recorded $0.5 million of accretion on our asset retirement obligation in the first nine months of 2004 and $0.6 million in the comparable 2003 period.

         Our lease operating costs per Mcfe produced were $0.70 in the first nine months of 2004 and $0.63 in the same period of 2003. There were no supervision fees recorded as a reduction to production costs for the first nine months of 2004 and $1.5 million for the same 2003 period. Our lease operating costs in the first nine months of 2004 increased $4.8 million, or 19%, over the level of such expenses in the comparable 2003 period. Approximately $4.0 million of the increase in lease operating costs during the first nine months of 2004 was related to our domestic operations, which increased due to higher production from our Lake Washington and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


      AWP Olmos areas in that period and the reduction of 2003 expense of $1.5 million from supervision fees. Despite a decrease in production in New Zealand, production costs increased by $0.8 million in the first nine months of 2004 primarily due to the continued development of our Kauri field and the increased currency exchange rate of the New Zealand dollar as compared to the U.S. dollar.

         Severance and other taxes in the first nine months of 2004 increased $6.0 million, or 42%, over the level of such expenses in the comparable 2003 period. The increase was due primarily to higher commodity prices and increased Lake Washington, AWP Olmos, and Rimu/Kauri production. Severance taxes on oil in Louisiana are 12.5% of oil sales, therefore as our percentage of oil production, which comes from Lake Washington increases, the overall percentage of severance costs to sales will increase. Severance and other taxes, as a percentage of oil and gas sales, were approximately 9.5% and 9.0% in the first nine months of 2004 and 2003, respectively.

         Interest expense on our Senior Subordinated Notes due 2012, including amortization of debt issuance costs, totaled $14.4 million in the first nine months of 2004 and $14.3 million in the 2003 period. Interest expense on our Senior Subordinated Notes due 2009 which were repurchased in the second and third quarters of 2004, including amortization of debt issuance costs, totaled $7.4 million in the first nine months of 2004 and $9.9 million in the 2003 period. Interest expense on our bank credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.1 million in the first nine months of both 2004 and 2003. Interest expense on our Senior Notes due 2011, issued in June 2004, was $3.2 million in the first nine months of 2004. The total interest cost in the first nine months of 2004 was $26.1 million, of which $4.7 million was capitalized. The total interest cost in the first nine months of 2003 was $25.3 million, of which $5.2 million was capitalized.

         In the first nine months of 2004, we incurred $9.5 million of debt retirement costs related to the repurchase and redemption of our Senior Subordinated Notes due 2009. The costs were comprised of approximately $6.5 million of premiums paid to repurchase the notes, $2.2 million to write-off unamortized debt issuance costs, $0.6 million to write-off unamortized debt discount and approximately $0.2 million of other costs.

         The overall effective tax rate was 30.1% and 35.6% for the first nine months of 2004 and 2003, respectively. The effective tax rate for the first nine months of 2004 was lower than the statutory tax rates primarily due to reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation, along with reductions to the domestic statutory tax rate due to changes from prior year tax estimates that are updated after we file the prior year's tax return.

         Net Income. Our net income in the first nine months of 2004 of $41.6 million was 104% higher, and Basic EPS of $1.50 was 101% higher, than our first nine months of 2003 net income of $20.4 million and Basic EPS of $0.75. Our Diluted EPS in the first nine months of 2004 of $1.47 was 98% higher than our 2003 Diluted EPS of $0.74. These amounts increased in the 2004 period as oil and gas revenues increased due to higher commodity prices, increased domestic production, and the effect of the cumulative effect of change in accounting principle recognized in the first nine months of 2003, offset somewhat by the charge for debt retirement costs in the 2004 period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


      Contractual Commitments and Obligations

      Our contractual commitments for the remainder of 2004 and the next five years and thereafter as of September 30, 2004 are as follows:

                                         Remainder
                                            of 2004      2005      2006    2007       2008        2009    Thereafter           Total
                                        --------------------------------------------------------------------------------------------
                                                                              (In thousands)
Non-cancelable operating lease (1)......     $  536    $2,430    $2,484  $2,482     $2,450      $2,339      $ 13,025        $ 25,746

Asset Retirement Obligation (2) ........        943       515       515     515        515         515         7,237          10,755

Drilling Rig and Seismic .................    7,184       ---       ---     ---        ---         ---           ---           7,184

Senior Notes due 2011 (3) ..............        ---       ---       ---     ---        ---         ---       150,000         150,000

Senior Subordinated Notes due 2012 (3) .        ---       ---       ---     ---        ---         ---       200,000         200,000

Credit Facility (4) ....................        ---       ---       ---     ---      6,200         ---           ---           6,200

                                        --------------------------------------------------------------------------------------------
     Total .............................     $8,663    $2,945    $2,999  $2,997     $9,165      $2,854      $370,262        $399,885
                                        ============================================================================================


(1)Our office lease in Houston, Texas extends until 2015.

(2)Amounts shown by year are the fair values at September 30, 2004.

(3)These amounts do not include the interest obligation, which is paid semi-annually.

(4)The credit facility expires in October 2008 and these amounts exclude a $0.8 million standby letter of credit outstanding under this facility.


      Commodity Price Trends and Uncertainties

         Oil and natural gas prices historically have been volatile and are expected to continue to be volatile in the future. The price of oil increased significantly in the first nine months of 2004 when compared to longer-term historical prices, and has recently hit record highs. Factors such as worldwide supply disruptions, worldwide economic conditions, fluctuating currency exchange rates, and actions taken by OPEC can cause wide fluctuations in the price of oil. Domestic natural gas prices continue to remain high when compared to longer-term historical prices. North American weather conditions, the industrial and consumer demand for natural gas, storage levels of natural gas, and the availability and accessibility of natural gas deposits in North America can cause significant fluctuations in the price of domestic natural gas. Such factors are beyond our control.

      Income Tax Regulations

         The tax laws in the jurisdictions we operate in are continuously changing and professional judgments regarding such tax laws can differ. Although the Internal Revenue Service regulations concerning the recently enacted American Jobs Creation Act of 2004 have not been issued, we do not believe this act will have a material impact on our financial position or cash flow from operations in the near-term.

      Liquidity and Capital Resources

         During the first nine months of 2004, we largely relied upon our net cash provided by operating activities of $126.4 million and net proceeds from the offering of our Senior Notes due 2011 of $150.0 million to fund capital expenditures of $128.5 million and repurchase $125.0 million of our Senior Subordinated Notes due 2009. During the first nine months of 2003, we relied upon our net cash provided by operating activities of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


      $84.0 million and proceeds from borrowings under our bank credit facility of $11.9 million to fund capital expenditures of $101.5 million.

         Net Cash Provided by Operating Activities. For the first nine months of 2004, net cash provided by operating activities was $126.4 million, representing a 50% increase as compared to $84.0 million generated during the first nine months of 2003. The $42.4 million increase was primarily due to an increase of $54.6 million in oil and gas sales for the 2004 period, attributable to higher commodity prices and increased domestic production, offset in part by lease operating cost increases due to higher domestic production, severance taxes due to higher commodity prices. Net cash provided by operating activities is $6.7 million higher than announced in our earnings release on November 4, 2004 due to reclassifying the cash portion of debt retirement cost as a financing activity rather than an operating activity.

         Accounts Receivable. Included in the "Accounts receivable" balance, which totaled $30.9 million and $27.4 million at September 30, 2004 and December 31, 2003, respectively, on the accompanying balance sheets, is approximately $2.3 million of receivables related to hydrocarbon volumes produced from 2001 and 2002 that have been disputed since early 2003. Accordingly, we did not record a receivable with regard to those 2003 disputed volumes.

         We assess the collectibility of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At September 30, 2004 and December 31, 2003, we had an allowance for doubtful accounts of $0.5 million. These allowances for doubtful accounts have been deducted from the total "Accounts receivable" balances on the accompanying condensed consolidated balance sheets.

         Bank Credit Facility. We had $6.2 million in borrowings under our bank credit facility at September 30, 2004, and $15.9 million in outstanding borrowings at December 31, 2003. Our bank credit facility at September 30, 2004 consisted of a $400.0 million revolving line of credit with a $250.0 million borrowing base. The borrowing base is re-determined at least every six months and was reaffirmed by our bank group at $250.0 million, effective November 1, 2004. In June 2004, we renewed this credit facility, increasing the facility amount to $400.0 million from $300.0 million and extending its expiration to October 1, 2008 from October 1, 2005. We maintained the commitment amount at $150.0 million, which amount was set at our request effective May 9, 2003. Under the terms of our bank credit facility, we can increase this commitment amount to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. Our revolving credit facility includes, among other restrictions that changed somewhat as the facility was renewed and extended, requirements to maintain certain minimum financial ratios (principally pertaining to working capital and EBITDAX), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

         Repurchase of Senior Subordinated Notes due 2009. In June 2004, we repurchased $32.1 million of our Senior Subordinated Notes due 2009 pursuant to a tender offer, and recorded debt retirement costs of $2.7 million related to this repurchase. In July 2004, we repurchased approximately $0.5 million of these notes, and as of August 1, 2004, we redeemed the remaining $92.5 million of these notes. We have recorded $6.8 million in the third quarter of 2004 for a total of $9.5 million in debt retirement costs related to the total repurchase of these notes.

         Debt Maturities. Our credit facility extends until October 1, 2008. Our $150.0 million Senior Notes mature July 15, 2011, and our $200.0 million Senior Notes mature May 1, 2012.

         Working Capital. Our working capital improved from a deficit of $35.2 million at December 31, 2003, to a deficit of $10.7 million at September 30, 2004. The improvement was primarily due to an increase in accounts receivable due to higher sales prices and accrued volumes at September 30, 2004, along with a reduction in our accrued capital costs in the 2004 period due decreased capital activity when compared to year-end 2003.

         Capital Expenditures. During the first nine months of 2004, we used $128.5 million to fund capital expenditures for property, plant, and equipment. These capital expenditures included:

         Domestic activities of $102.7 million as follows:

         o $77.8 million for drilling and developmental activity costs;

         o $11.4 million of seismic costs, mainly in the Lake Washington area;

         o $10.8 million on prospect costs, principally prospect leasehold and geological costs of unproved prospects;

         o $1.7 million relating to costs directly associated with evaluating potential producing property acquisitions; and

         o $1.0 million primarily for computer equipment, software, furniture, and fixtures.

         New Zealand activities of $25.8 million as follows:

         o $20.6 million for drilling and developmental activity costs;

         o $5.0 million on prospect costs and geological costs of unproved prospects;

         o $0.2 million for furniture and fixtures.

         We have spent considerable time and capital in 2003 and the first nine months of 2004, on significant facility capacity upgrades in the Lake Washington area to increase facility capacity to approximately 20,000 barrels per day for crude oil, up from 9,000 barrels per day capacity in the first quarter of 2003. We have upgraded three production platforms, added new compression for the gas lift system, and installed a new oil delivery system and permanent barge loading facility. We also began a seismic acquisition and interpretation program in our Lake Washington area that should continue through 2005. We are also continuing to work on and plan for further increases in facility capacity in the Lake Washington area.

         We drilled or participated in drilling 37 domestic development wells and four domestic exploratory wells in the first nine months of 2004. Twenty of the development wells and one exploratory well were in the Lake Washington area. Thirteen of the development wells were in the AWP Olmos area. One domestic exploratory well and 31 of the domestic development wells were completed. In New Zealand, the Kauri-E3, E4, E5 and E6 wells were completed, five development Manutahi wells were drilled and completed, and one exploratory Manutahi well was unsuccessful. The Tariki D1 development well is currently drilling in the TAWN area.

         For the last quarter of 2004, we expect to make capital expenditures of approximately $40 to $50 million. Our current estimated total capital expenditures for 2004 are approximately $170.0 to $180.0 million, excluding acquisition costs and net of approximately $3.0 million to $11.0 million in non-core property dispositions. Capital expenditures for 2003 were $144.5 million.

         Capital expenditure for 2005 will be dependent upon operational performance and commodity pricing levels during the year, and we anticipate these expenditures to approximate our cash flow from operating activities.

         We believe that the anticipated internally generated cash flows for 2004, together with bank borrowings under our bank credit facility, will be sufficient to finance the costs associated with our currently budgeted 2004 capital expenditures. If producing property acquisitions become attractive during the fourth quarter of 2004, we will explore the use of debt and/or equity offerings to fund such activity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         During the last quarter of 2004, we anticipate drilling or participating in the drilling of up to an additional eight to twelve wells in the Lake Washington area, an additional 2 wells in the AWP Olmos area, and several additional wells, with varying working interest percentages, mainly in South Texas. In addition, we plan on drilling one Kauri well in New Zealand.

         Our 2004 capital expenditures continue to be focused on developing and producing long-lived reserves in our Lake Washington, AWP Olmos, and Rimu/Kauri area. We expect our 2004 total production to increase over 2003 levels, primarily from the Lake Washington, AWP Olmos, and Rimu/Kauri areas. We expect production in our other core areas to decrease as limited new drilling is currently budgeted to offset the natural production decline of these properties.

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

         An issue, EITF Issue 04-2, had arisen for companies engaged in oil and gas exploration and production regarding the application of SFAS No. 141 and SFAS No. 142 as they relate to mineral rights held under lease or other contractual arrangements, and as to whether costs associated with these rights should be classified as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and to provide specific footnote disclosure. In March 2004, the Emerging Issues Task Force of the FASB reached a consensus that mineral rights are tangible assets. In April 2004, the FASB ratified the EITF's consensus by issuing FASB Staff Position (FSP) 141-1 and 142-1, which amend SFAS No. 141 and SFAS No. 142 to address the inconsistency between the EITF consensus on EITF Issue No. 04-02 and SFAS No. 141 and SFAS No. 142. The FSP is effective for reporting periods beginning after April 29, 2004 and defines mineral rights as tangible assets. In September 2004, the EITF issued FASB Staff Position (FSP) 142-2, in which the FASB staff further concluded that the costs for acquiring contractual mineral rights in oil and gas properties would continue to be recorded as tangible assets. These staff positions had no impact on our consolidated financial statements.

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

         In March 2004, the FASB issued an exposure draft that would amend SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 95 "Statement of Cash Flows." This exposure draft was issued to improve existing accounting rules and provide more complete, higher quality information for investors on

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


      employee stock compensation matters. This statement is effective for interim or annual periods beginning after June 15, 2005. The exposure draft covers a wide range of equity-based arrangements including stock options. Under the FASB's proposal, share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance allows that the expense relating to employee stock options to only be disclosed in the footnotes of the financial statements. We are evaluating the effects that will result from future adoption of this proposed statement.

         In September  2004,  the EITF  discussed  an issue  dealing with how to evaluate whether a partnership should be consolidated by its general partner, EITF Issue 04-5. The issue deals with rights held by the limited partners and how this affects the consolidation of partnerships by the sole general partner in accordance with generally accepted accounting principles, absent the existence of these rights held by the limited partners. The EITF will discuss this issue in the future and we do not believe this staff position will have a material impact on our Consolidated Financial Statements.

         In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB 106). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the fourth quarter of 2004, undiscounted abandonment cost for future wells, not recorded at the present time but needed to develop the proved reserves in existence at the present time, should be included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing DD&A. The effect of including undiscounted abandonment costs of future wells to the undiscounted cost of oil and gas properties will increase depletion expense in future periods, however, we currently do not believe such increases will be material.


                           Forward Looking Statements

         The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements may pertain to, among other things, financial results, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "future," "estimate," "expect," "budget," "predict," "anticipate," "projected," "should," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions, upon current market conditions, and upon engineering and geologic information available at this time, and is subject to change and to a number of risks and uncertainties, and therefore, actual results may differ materially. Among the factors that could cause actual results to differ materially are volatility in oil and gas prices; fluctuations of the prices received or demand for our oil and natural gas; the uncertainty of drilling results and reserve estimates; operating hazards; requirements for capital; general economic conditions; changes in geologic or engineering information; changes in market conditions; competition and government regulations; as well as the risks and uncertainties discussed herein, and set forth from time to time in our other public reports, filings and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

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

     oPrice Floors - At September 30, 2004, we had in place price floors in effect through the March 2005 contract month for natural gas, these cover our domestic natural gas production for October 2004 to March 2005. The natural gas price floors cover notional volumes of 950,000 MMBtu, with a weighted average floor price of $5.63 per MMBtu. Our natural gas hedges in place at September 30, 2004 are expected to cover approximately 10% to 15% of our domestic natural gas production from October 2004 to March 2005. At September 30, 2004, we also had in place price floors in effect from the January 2005 contract month to the March 2005 contract month for crude oil, that cover our domestic crude oil production for January 2005 to March 2005. The crude oil price floors cover notional volumes of 216,000 barrels, with a weighted average floor price of $37.00 per barrel. Our crude oil hedges in place at September 30, 2004 are expected to cover approximately 15% to 20% of our domestic crude oil production from January 2005 to March 2005.

     oNew Zealand Gas  Contracts  - All of our  current  gas  production  in New
      Zealand is sold under long-term, fixed-price contracts denominated in New Zealand dollars. These contracts protect against price volatility, and our revenue from these contracts will vary only due to production fluctuations and foreign exchange rates.

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

      Foreign Currency Risk

         We are exposed to the risk of fluctuations in foreign currencies, most notably the New Zealand dollar. Fluctuations in rates between the New Zealand dollar and U.S. dollar may impact our financial results from our New Zealand subsidiaries since we have receivables, liabilities, natural gas and NGL sales contracts , and New Zealand income tax calculations, all denominated in New Zealand dollars.

      Interest Rate Risk

         Our Senior Notes due 2011 and Senior Subordinated Notes due 2012 have fixed interest rates, consequently we are not exposed to cash flow risk from market interest rate changes on these notes. However, there is a risk that market rates will decline and the required interest payments on our Senior Notes and Senior Subordinated Notes may exceed those payments based on the current market rate. At September 30, 2004, we had $6.2 million in borrowings under our credit facility, which is subject to floating rates and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 48 basis points and would not have a material adverse effect on our 2004 cash flows based on this same level or a modest level of borrowing.

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

         In conjunction with our preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including the required management assessment of the effectiveness of the internal controls over financial reporting, we continue to evaluate, analyze, document and test the Company's internal controls over financial reporting. As part of this process, we are implementing certain enhancements to our internal control over financial reporting. Based on the work performed to date, including internal audit procedures and testing, we are currently not aware of any internal control deficiencies that individually, or in the aggregate, would constitute a material weakness.

         Discussions and updates, with respect to the Section 404 process, are regularly held with the Company's independent auditors, the Audit Committee, the Board of Directors and management. The Company can provide no assurance as to whether management or the Company's independent auditors will complete their work on a timely basis necessary for the Company to be in compliance with the SEC's rules. We also can provide no assurances as to management's conclusions, or those of the Company's independent auditors, with respect to the effectiveness of the Company's internal control over financial reporting at December 31, 2004, under
      Section 404 of the Sarbanes-Oxley Act.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

No  material  legal  proceedings  are  pending  other  than  ordinary,   routine
litigation incidental to the Company's business.

Item 2.    Sales of Unregistered Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits

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


                                        SWIFT ENERGY COMPANY
                                        (Registrant)


Date:     November 8, 2004              By:    (original signed by)
      ---------------------------           ---------------------------------
                                        Alton D. Heckaman, Jr.
                                        Senior Vice President - Finance and
                                        Chief Financial Officer







Date:     November 8, 2004              By:    (original signed by)
      ---------------------------           ---------------------------------
                                        David W. Wesson
                                        Controller and Principal Accounting
                                        Officer
                                                                   xhibit 31.1

                                  CERTIFICATION

I, Terry E. Swift, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2004, of Swift Energy Company;

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


Date: November 8, 2004


                                                 /s/ Terry E. Swift
                                      -----------------------------------------
                                                   Terry E. Swift
                                                    President and
                                                Chief Executive Officer

                                                                   Exhibit 31.2


                                  CERTIFICATION

I, Alton D. Heckaman, Jr., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2004, of Swift Energy Company;

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


Date: November 8, 2004


                                                /s/ Alton D. Heckaman, Jr.
                                         -------------------------------------
                                                 Alton D. Heckaman, Jr.
                                           Senior Vice President - Finance and
                                                Chief Financial Officer

                                                                 Exhibit 32


      Certification of Chief Executive Officer and Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on November 8, 2004, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


Dated:  November 8, 2004
                                             /s/ Alton D. Heckaman, Jr.
                                       ---------------------------------------
                                              Alton D. Heckaman, Jr.
                                         Senior Vice President-Finance and
                                               Chief Financial Officer




Dated:  November 8, 2004
                                              /s/ Terry E. Swift
                                        ---------------------------------------
                                                   Terry E. Swift
                                         President and Chief Executive Officer