Form 10-Q
period 2005-03-31
SWIFT ENERGY CO
filed 2005-05-09
CIK 351817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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


           Common Stock                       28,333,043 Shares
           ($.01 Par Value)            (Outstanding at April 30, 2005)
           (Class of Stock)

                              SWIFT ENERGY COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                      INDEX

PART I -  FINANCIAL INFORMATION                                                              PAGE
         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets
                    -  March 31, 2005 and December 31, 2004                                   3

                    Condensed Consolidated Statements of Income
                    -  For the Three month period ended March 31, 2005 and 2004               4

                    Condensed Consolidated Statements of Stockholders' Equity
                    -  For the Three month period ended March 31, 2005 and
                       year ended December 31, 2004                                           5

                    Condensed Consolidated Statements of Cash Flows
                    - For the Three month period ended March 31, 2005 and 2004                6

                    Notes to Condensed Consolidated Financial Statements                      7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                19

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk               28

         Item 4.    Controls and Procedures                                                  29

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                        30
         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds            None
         Item 3.    Defaults Upon Senior Securities                                        None
         Item 4.    Submission of Matters to a Vote of Security Holders                    None
         Item 5.    Other Information                                                        30
         Item 6.    Exhibits                                                                 30

SIGNATURES                                                                                   31

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              SWIFT ENERGY COMPANY

                                                                               March 31, 2005            December 31, 2004
                                                                           ----------------------    -------------------------
                                ASSETS
          Current Assets:
            Cash and cash equivalents ...................................  $            9,714,592    $               4,920,118
            Accounts receivable -
              Oil and gas sales .........................................              39,651,825                   38,029,409
              Joint interest owners .....................................                 780,972                    1,013,938
            Other current assets ........................................              12,919,971                   10,422,531
                                                                            ---------------------    -------------------------
                Total Current Assets ....................................              63,067,360                   54,385,996
                                                                            ---------------------    -------------------------

          Property and Equipment:
            Oil and gas, using full-cost accounting
              Proved properties being amortized .........................           1,526,524,713                1,479,681,903
              Unproved properties not being amortized ...................              78,598,390                   80,121,509
                                                                           ----------------------    -------------------------
                                                                                    1,605,123,103                1,559,803,412
            Furniture, fixtures, and other equipment ....................              13,508,448                   12,820,622
                                                                           ----------------------    -------------------------
                                                                                    1,618,631,551                1,572,624,034
            Less-Accumulated depreciation, depletion,
                 and amortization .......................................
                                                                                     (673,288,705)                (649,185,874)
                                                                           ----------------------    -------------------------
                                                                                      945,342,846                  923,438,160
                                                                           ----------------------    -------------------------
          Other Assets:
            Deferred income taxes .......................................                     ---                    1,666,058
            Debt issuance costs .........................................               8,873,058                    9,148,977
            Restricted assets ...........................................               1,982,124                    1,933,956
                                                                           ----------------------    -------------------------
                                                                                       10,855,182                   12,748,991
                                                                           ----------------------    -------------------------
                                                                           $        1,019,265,388    $             990,573,147
                                                                           ======================    =========================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

          Current Liabilities:
            Accounts payable and accrued liabilities ....................  $           21,603,028    $              29,406,877
            Accrued capital costs .......................................              27,238,961                   22,489,467
            Accrued interest ............................................              10,346,388                    9,209,192
            Undistributed oil and gas revenues ..........................               7,503,261                    7,512,755
                                                                           ----------------------    -------------------------
                Total Current Liabilities ...............................              66,691,638                   68,618,291
                                                                           ----------------------    -------------------------

          Long-Term Debt ................................................             350,000,000                  357,500,000
          Deferred Income Taxes .........................................              84,774,868                   73,106,580
          Asset Retirement Obligation ...................................              16,328,853                   17,176,136
          Lease Incentive Obligation.. ..................................                 135,828                          ---

          Commitments and Contingencies

          Stockholders' Equity:
            Preferred stock, $.01 par value, 5,000,000
              shares authorized, none outstanding .......................                     ---                          ---
            Common stock, $.01 par value, 85,000,000 share authorized,
              28,682,536 and 28,570,632 shares issued, and 28,233,092
              and 28,089,764 shares outstanding, respectively ...........                 286,825                      285,706
            Additional paid-in capital ..................................             345,479,463                  343,536,298
            Treasury stock held, at cost, 449,444 and
              480,868 shares, respectively ..............................              (6,445,586)                  (6,896,245)
            Unearned Compensation........................................              (1,643,577)                  (1,728,585)
            Retained earnings ...........................................             164,213,453                  138,524,301
            Accumulated Other comprehensive income (loss), net of taxes..                (556,377)                     450,665
                                                                           ----------------------    -------------------------
                                                                                      501,334,201                  474,172,140
                                                                           ----------------------    -------------------------
                                                                           $        1,019,265,388    $             990,573,147
                                                                           ======================    =========================


     See accompanying notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              SWIFT ENERGY COMPANY

                                                                 Three Months Ended
                                                         ----------------------------------
                                                             03/31/05          03/31/04
                                                         -----------------  ---------------
Revenues:
  Oil and gas sales .................................    $      95,521,333  $    65,953,770
  Price-risk management and other, net ..............               99,351         (598,040)
                                                         -----------------  ---------------
                                                                95,620,684       65,355,730
                                                         -----------------  ---------------

Costs and Expenses:
  General and administrative, net ...................            4,874,308        4,029,674
  Depreciation, depletion and amortization .........            24,205,378       18,295,684
  Accretion of asset retirement obligation ..........              186,507          170,476
  Lease operating costs .............................           11,048,782        9,625,980
  Severance and other taxes .........................            9,203,081        6,246,559
  Interest expense, net .............................            6,344,009        6,901,175
                                                         -----------------  ---------------
                                                                55,862,065       45,269,548
                                                         -----------------  ---------------

Income Before Income Taxes ..........................           39,758,619       20,086,182

Provision for Income Taxes ..........................           14,069,467        5,498,328
                                                         -----------------  ---------------

          Net Income ................................    $      25,689,152  $    14,587,854
                                                         =================  ===============

Per share amounts

     Basic:  Net Income .............................    $            0.91  $          0.53
                                                         =================  ===============

     Diluted: Net Income ............................    $            0.89  $          0.52
                                                         =================  ===============

Weighted Average Shares Outstanding .................           28,160,949       27,552,827
                                                         =================  ===============



          See accompanying notes to condensed consolidated financial statements

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              SWIFT ENERGY COMPANY

                                                  Additional                                              Other
                                      Common       Paid-In      Treasury      Unearned     Retained    Comprehensive
                                      Stock(1)     Capital        Stock     Compensation   Earnings    Income(Loss)       Total
                                    ----------- ------------- ------------- ------------ ------------ --------------- -------------
Balance, December 31, 2003          $   280,111 $ 334,865,204 $  (7,558,093)$        --- $ 70,073,384 $      (269,342)$ 397,391,264

   Stock issued for benefit plans
       (46,150 shares)                      ---       166,298       661,848          ---          ---             ---       828,146
   Stock options exercised
       (509,105 shares)                   5,091     4,260,882           ---          ---          ---             ---     4,265,973
   Tax  benefits  from  exercise
    of stock options                        ---     1,956,555           ---          ---          ---             ---     1,956,555
   Employee stock purchase plan
       (50,418 shares)                      504       502,097           ---          ---          ---             ---       502,601
Issuance of restricted stock                ---     1,785,262           ---   (1,785,262)         ---             ---           ---
Amortization of restricted stock            ---           ---           ---       56,677          ---             ---        56,677
   Net income                               ---           ---           ---          ---   68,450,917             ---    68,450,917
   Other Comprehensive Income               ---           ---           ---          ---          ---         720,007       720,007
                                                                                                                      -------------
       Total Comprehensive Income                                                                                        69,170,924
                                    ----------- ------------- ------------- ------------ ------------ --------------- -------------

Balance, December 31, 2004          $   285,706 $ 343,536,298 $  (6,896,245)$ (1,728,585)$138,524,301 $       450,665 $ 474,172,140
                                    =========== ============= ============= ============ ============ =============== =============

   Stock issued for benefit plans
       (31,424 shares)                      ---       435,134       450,659          ---          ---             ---       885,793
   Stock options exercised
       (111,904 shares)                   1,119       851,103           ---          ---          ---             ---       852,222
   Tax  benefits from exercise
       of stock options                     ---       552,778           ---          ---          ---             ---       552,778
Issuance of restricted stock                ---       104,150           ---          ---          ---             ---       104,150
Amortization of restricted stock            ---           ---           ---       85,008          ---             ---        85,008
   Net income                               ---           ---           ---          ---   25,689,152             ---    25,689,152
   Other Comprehensive Loss                 ---           ---           ---          ---          ---      (1,007,042)   (1,007,042)
                                                                                                                      -------------
      Total Comprehensive Income                                                                                         24,682,110
                                    ----------- ------------- ------------- ------------ ------------ --------------- -------------

Balance, March 31, 2005             $   286,825 $ 345,479,463 $  (6,445,586)$ (1,643,577)$164,213,453 $      (556,377)$ 501,334,201
                                    =========== ============= ============= ============ ============ =============== =============

(1) $.01 Par Value


     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SWIFT ENERGY COMPANY

                                                                                          Period Ended March 31,
                                                                           -------------------------------------------------
                                                                                   2005                        2004
                                                                           ---------------------     -----------------------
Cash Flows From Operating Activities:
  Net income ............................................................  $          25,689,152     $            14,587,854
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation, depletion, and amortization ...........................             24,205,378                  18,295,684
    Accretion of asset retirement obligation ............................                186,507                     170,476
    Deferred income taxes ...............................................             14,069,467                   5,434,312
    Other ...............................................................                985,389                     274,125
    Change in assets and liabilities -
      Increase in accounts receivable ...................................                (18,122)                 (2,021,976)
      Increase (decrease) in accounts payable and accrued liabilities ...             (1,603,411)                  1,531,695
      Increase in accrued interest ......................................              1,137,196                   1,323,570
                                                                           ---------------------     -----------------------
            Net Cash Provided by Operating Activities ...................             64,651,556                  39,595,740
                                                                           ---------------------     -----------------------

Cash Flows From Investing Activities:
  Additions to property and equipment ...................................            (44,526,775)                (45,149,834)
  Proceeds from the sale of property and equipment ......................                121,777                      23,255
  Net cash distributed as operator of
    oil and gas properties ..............................................             (7,913,657)                 (8,707,560)
  Net cash received (distributed) as operator of partnerships
    and joint ventures ..................................................               (884,798)                    105,566
  Other .................................................................                  4,977                        (934)
                                                                           ---------------------     -----------------------
            Net Cash Used in Investing Activities .......................            (53,198,476)                (53,729,507)
                                                                           ---------------------     -----------------------

Cash Flows From Financing Activities:
  Net proceeds from (payments of) bank borrowings .......................             (7,500,000)                 16,600,000
  Net proceeds from issuances of common stock ...........................                841,394                     866,068
                                                                           ---------------------     -----------------------
            Net Cash Provided by (Used in) Financing Activities..........             (6,658,606)                 17,466,068
                                                                           ---------------------     -----------------------

Net Increase in Cash and Cash Equivalents ...............................              4,794,474                   3,332,301
Cash and Cash Equivalents at Beginning of Period ........................              4,920,118                   1,066,280
                                                                           ---------------------     -----------------------
Cash and Cash Equivalents at End of Period ..............................  $           9,714,592     $             4,398,581
                                                                           =====================     =======================

Supplemental disclosures of cash flows information:

Cash paid during period for interest, net of amounts
  capitalized ...........................................................  $           4,923,109     $             5,300,358
Cash paid during period for income taxes ................................  $                 ---     $                   ---


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

(2)   Summary of Significant Accounting Policies

      Property and Equipment

         We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended March 31, 2005 and 2004, such internal costs capitalized totaled $4.1 million and $2.9 million, respectively. Interest costs are also capitalized to unproved oil and gas properties. For the three months ended March 31, 2005 and 2004, capitalized interest on unproved properties totaled $1.8 million, and $1.6 million, respectively. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

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

         We compute the provision for depreciation, depletion, and amortization of oil and gas properties by the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties--including future development costs, gas processing facilities, and both capitalized asset retirement obligations and undiscounted abandonment costs of wells to be drilled, net of salvage values, but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period. This calculation is done on a country-by-country basis, and the period over which we will amortize these properties is dependent on our production from these properties in future years. Furniture, fixtures, and other equipment, held at cost, are depreciated by the straight-line method at rates based on the estimated useful lives of the property, which range between three and 20 years. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

                              SWIFT ENERGY COMPANY


         Geological and geophysical (G&G) costs incurred on developed properties are recorded in "Proved Properties" and therefore subject to amortization. G&G costs incurred that are directly associated with specific unproved properties are capitalized in "Unproved properties" and evaluated as part of the total capitalized costs associated with a prospect.

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

      Full-Cost Ceiling Test.

         At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, including gas processing facilities, capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the recognized asset retirement obligation liability is limited to the sum of the estimated future net revenues from proved properties, excluding cash outflows from recognized asset retirement obligations, including future development and abandonment costs of wells to be drilled, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). Our hedges at March 31, 2005 consisted mainly of natural gas and crude oil price floors with strike prices lower than the period end price and thus did not materially affect prices used in this calculation. This calculation is done on a country-by-country basis.

         The calculation of the Ceiling Test and provision for depreciation, depletion, and amortization ("DD&A) is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and gas that are ultimately recovered.

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

      Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Swift Energy Company and our wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with a focus on inland waters and onshore oil and natural gas reserves in Louisiana and Texas, as well as oil and natural gas reserves in New Zealand. Our undivided interests in gas processing plants, and investments in oil and gas limited partnerships where we are the general partner are accounted for using the proportionate consolidation method, whereby our proportionate share of each entity's assets, liabilities, revenues, and expenses are included in the appropriate classifications in the accompanying consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the accompanying consolidated financial statements.

                              SWIFT ENERGY COMPANY


      Revenue Recognition

         Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Processing costs for natural gas and natural gas liquids (NGLs) that are paid in-kind are deducted from revenues. The Company uses the entitlement method of accounting in which the Company recognizes its ownership interest in production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in "Accounts payable and accrued liabilities" on the accompanying balance sheet. Natural gas balancing receivables are reported in "Other current assets" on the accompanying balance sheet when our ownership share of production exceeds sales. As of March 31, 2005, we did not have any material natural gas imbalances.

      Accounts Receivable

         Included in the  "Accounts  receivable"  balance,  which  totaled $40.4 million and $39.0 million at March 31, 2005 and December 31, 2004, respectively, on the accompanying balance sheets, is approximately $2.3 million of receivables related to hydrocarbon volumes produced from 2001 and 2002 that have been disputed since early 2003. As a result of the dispute, we did not record a receivable with regard to any 2003 disputed volumes and our contract governing these sales expired in 2003.

         We assess the collectibility of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both March 31, 2005 and December 31, 2004, we had an allowance for doubtful accounts of $0.5 million. The allowance for doubtful accounts has been deducted from the total "Accounts receivable" balances on the accompanying balance sheets.

      Inventories

         We value inventories at the lower of cost or market value. Cost of crude oil inventory is determined using the weighted average method and all other inventory is accounted for using the first in, first out method ("FIFO"). The major categories of inventories, which are included in "Other current assets" on the accompanying balance sheets, are shown as follows:

                                              Balance at          Balance at
                                            March 31, 2005     December 31,2004
                                                (000's)             (000's)
                                           ----------------    ----------------

      Materials, Supplies and Tubulars...  $         10,196    $          6,417
      Crude Oil .........................               559                 770
                                           ----------------    ----------------
             Total ......................  $         10,755    $          7,187
                                           ================    ================


      Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the reported amount of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates underlying these financial statements include:

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

                              SWIFT ENERGY COMPANY


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

      Income Taxes

         Under SFAS No. 109, "Accounting for Income Taxes," deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. The effective tax rates for both the first quarter of 2005 and 2004 were lower than the statutory tax rates primarily due to reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation. In the first quarter of 2005, these amounts were partially offset by higher deferred state income taxes. The first quarter of 2004 included favorable corrections to tax basis amounts discovered while preparing the prior year's tax returns. The tax laws in the jurisdictions we operate in are continuously changing and professional judgments regarding such laws can differ. The Company is currently evaluating the impact of the recently enacted American Jobs Creation Act of 2004. We do not believe this act will have a material impact in the near-term on our financial position or cash flow from operations.

      Accounts Payable and Accrued Liabilities

         Included in "Accounts payable and accrued liabilities," on the accompanying balance sheets, at March 31, 2005 and December 31, 2004 are liabilities of approximately $4.9 million and $6.9 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in the applicable disbursement bank accounts.

      Accumulated Other Comprehensive Income (Loss), Net of Income Tax

         We follow the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At March 31, 2005, we recorded $0.6 million, net of taxes of $0.3 million, of derivative losses in "Accumulated other comprehensive income (loss), net of income tax" on the accompanying balance sheet. The components of accumulated other comprehensive Income (loss) and related tax effects for the period ending March 31, 2005 were as follows:

                                                        Gross Value           Tax Effect       Net of  Tax
                                                                                                  Value
                                                     -----------------     ---------------    --------------
Other comprehensive income at December 31, 2004...   $         710,828     $      (260,163)   $      450,665
Change in fair  value of cash flow  hedges........          (1,508,366)            551,264          (957,102)
Effect of cash flow hedges settled
   during the period .............................             (78,646)             28,706           (49,940)
                                                     -----------------     ---------------    --------------
Other comprehensive loss at March 31, 2005........   $        (876,184)    $       319,807    $     (556,377)
                                                     =================     ===============    ==============


         Total comprehensive income was $24.7 million and $14.6 million for the first quarter of 2005 and 2004, respectively.

                              SWIFT ENERGY COMPANY


      Stock Based Compensation

         We account for two stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We issued restricted stock to employees for the first time in the fourth quarter of 2004 and for the period ended March 31, 2005 we recorded expense related to these shares of $0.1 million in "General and administrative, net" on the accompanying statements of income. No stock-based employee compensation cost is reflected in net income for employee stock options, as all options granted under our plan had an exercise price equal to the market value of the underlying common stock on the date of the grant; or in the case of the employee stock purchase plan, as the purchase price is 85% of the lower of the closing price of our common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant. Had compensation expense for these plans been determined based on the fair value of the options consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                                                 Three Months Ended March 31,
                                                                          --------------------------------------------
                                                                                   2005                   2004
                                                                          -----------------------  -------------------
Net Income:    As Reported ............................................               $25,689,152          $14,587,854
               Stock-based employee compensation expense
                  determined under fair value method for
                 all awards, net of tax ................................                 (859,151)          (1,022,306)
                                                                          -----------------------  -------------------
               Pro Forma ..............................................               $24,830,001          $13,565,548

Basic EPS:     As Reported ............................................                      $.91                 $.53
               Pro Forma ..............................................                      $.88                 $.49

Diluted EPS:   As Reported ............................................                      $.89                 $.52
               Pro Forma ..............................................                      $.86                 $.48

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

      Price-Risk Management Activities

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

         We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. During the first quarter of 2005 and 2004, we recognized net losses of $0.1 million and $0.6 million, respectively, relating to our derivative activities. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At March 31, 2005, the Company had recorded $0.6 million, net of taxes of $0.3 million, of

                              SWIFT ENERGY COMPANY


      derivative losses in "Accumulated other comprehensive income (loss), net of income tax" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for the first quarters of 2005 and 2004 was not material. We expect to reclassify all amounts currently held in "Accumulated other comprehensive income (loss), net of income tax" into the statement of income within the next nine months when the forecasted sale of hedged production occurs.

         At March 31, 2005, we had in place price floors in effect through the December 2005 contract month for natural gas, that cover a portion of our domestic natural gas production for April 2005 to December 2005. The natural gas price floors cover notional volumes of 4,050,000 MMBtu, with a weighted average floor price of $5.69 per MMBtu. Our natural gas price floors in place at March 31, 2005 are expected to cover approximately 35% to 45% of our estimated domestic natural gas production from April 2005 to December 2005.

         When we entered into these transactions discussed above, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and documented and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in "Accumulated other comprehensive income (loss), net of income tax." When the hedged transactions are recorded upon the actual sale of oil and natural gas, these gains or losses are reclassified from "Accumulated other comprehensive income (loss), net of income tax" and recorded in "Price-risk management and other, net" on the accompanying statement of income. The fair value of our derivatives is computed using the Black-Scholes option pricing model and is periodically verified against quotes from brokers. The fair value of these instruments at March 31, 2005, was less than $0.1 million and is recognized on the accompanying balance sheet in "Other current assets."

      Supervision Fees

         Consistent with industry practice, we charge a supervision fee to the wells we operate including our wells in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to general and administrative, net based on our estimate of the costs incurred to operate the wells. The total amount of supervision fees charged to the wells we operate was $1.7 million in the first quarter of 2005 and $1.3 million in the first quarter of 2004.

      Asset Retirement Obligation

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. The liability is discounted from the year the well is expected to deplete. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated on a unit-of-production basis over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. Based on our experience and analysis of the oil and gas services industry, we have not factored a market risk premium into our asset retirement obligation. SFAS No. 143 was adopted by us effective January 1, 2003. The following provides a roll-forward of our asset retirement obligation:

                              SWIFT ENERGY COMPANY

                                                                                          2005               2004
                                                                                   -----------------   ----------------
      Asset Retirement Obligation recorded as of January 1 .....................   $      17,639,136   $     10,137,473
        Accretion expense for the three months ended March 31 ..................             186,507            170,476
        Liabilities incurred for new wells and facilities construction..........              29,622             81,953
        Reductions due to sold, or plugged and abandoned wells .................            (166,452)           (26,000)
        Increase (decrease) due to currency exchange rate fluctuations..........             (11,960)             4,077
                                                                                   -----------------   ----------------
      Asset Retirement Obligation as of March 31 ...............................   $      17,676,853   $     10,367,979
                                                                                   -----------------   ----------------

         At March 31, 2005 and December 31, 2004, approximately $1.3 million and $0.5 million, respectively, of our asset retirement obligation is classified as a current liability in "Accounts payable and accrued liabilities" on the accompanying balance sheets.

      New Accounting Pronouncements

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

         In September and November 2004, and March 2005, the EITF discussed a proposed framework for addressing when a limited partnership should be consolidated by its general partner, EITF Issue 04-5. The proposed framework presumes that a sole general partner in a limited partnership controls the limited partnership, and therefore should consolidate the limited partnership. The presumption of control can be overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights. The EITF reached a tentative conclusion on the circumstances in which either kick-out rights or protective rights would be considered substantive and preclude consolidation by the general partner and what limited partner's rights would be considered participating rights that would preclude consolidation by the general partner. The EITF tentatively concluded that for kick out rights to be considered substantive, the conditions specified in paragraph B20 of FIN 46R should be met. With regard to the definition of participating rights that would preclude consolidation by the general partner, the EITF concluded that the definition of those rights should be consistent with those in EITF Issue 96-16. The EITF also reached a tentative conclusion on the transition for Issue 04-05. We do not believe this EITF will have a material impact on our consolidated financial statements because we believe our limited partners have substantive kick-out rights under paragraph B20 of FIN 46R. A final consensus on this EITF is expected to be reached at the June 2005 EITF meeting.

         In September 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 106 (SAB 106). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the fourth quarter of 2004, undiscounted abandonment cost for future wells, not recorded at the present time but needed to develop the proved undeveloped reserves in existence at the present time, was included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of

                              SWIFT ENERGY COMPANY


      computing DD&A. The effect of including undiscounted abandonment costs of future wells to the undiscounted cost of oil and gas properties has increased depletion expense in the current period and will increase depletion expense in future periods, however, we currently do not believe such increases have been or will be material.

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

         In April 2005, the SEC issued a press release announcing that it would provide for a phased-in implementation process for SFAS No. 123R. As a result, our required date to adopt SFAS No. 123R is now January 1, 2006. Also in April 2005, the SEC issued Staff Accounting Bulleting No. 107, Share-Based Payment, which provides guidance on the implementation of SFAS No. 123R. SAB No. 107 provides guidance on valuing options, estimating volatility and expected terms of the option awards, and discusses the SEC's views on share-based payment transactions with non-employees, the capitalization of compensation cost and accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R.

         We have elected to adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123R's fair value method is expected to have a significant impact on our results of operations. However, it will have no impact on our overall financial position. We currently use the Black-Scholes formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123R. The significance of the impact of adoption will depend on levels of outstanding unvested share-based payments on the date of adoption and share-based payments granted in the future. However, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share under "Stock Based Compensation" above.

(3)   Earnings Per Share

         Basic earnings per share ("Basic EPS") have been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share ("Diluted EPS") for all periods also assumes, as of the beginning of the period, exercise of stock options and restricted stock grants to employees using the treasury stock method. Certain of our stock options, that could potentially dilute Basic EPS in the future, were antidilutive for periods ended March 31, 2005 and 2004, and are discussed below.

                              SWIFT ENERGY COMPANY


         The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the periods ended March 31, 2005 and 2004:

                                                                   Three Months Ended March 31,
                                            ------------------------------------------------------------------------------
                                                             2005                                    2004
                                            ----------------------------------------  ------------------------------------
                                                  Net                     Per Share       Net                   Per Share
                                                Income        Shares       Amount        Income     Shares       Amount
                                            -------------- ------------ ------------  ----------- ----------- ------------
      Basic EPS:
        Net Income and Share Amounts......  $   25,689,152   28,160,949 $       0.91  $14,587,854  27,552,827 $       0.53
        Dilutive Securities:
        Restricted Stock .................             ---       11,242                       ---         ---
        Stock Options ....................             ---      641,115                       ---     546,460
                                            -------------- ------------               ----------- -----------
      Diluted EPS:
       Net Income and Assumed Share
          Conversions ....................  $   25,689,152   28,813,306 $       0.89  $14,587,854  28,099,287 $       0.52
                                            -------------- ------------               ----------- -----------

         Options to purchase approximately 2.9 million shares at an average exercise price of $18.97 were outstanding at March 31, 2005, while options to purchase 3.2 million shares at an average exercise price of $16.58 were outstanding at March 31, 2004. Approximately 0.7 million and 0.9 million options to purchase shares were not included in the computation of Diluted EPS for the periods ended March 31, 2005, and 2004, respectively, because these options were antidilutive in that the option price was greater than the average closing market price for the common shares during those periods. Restricted stock grants to consultants of 30,000 shares, which were issued in the second half of 2004, were not included in the computation of Diluted EPS for the period ended March 31, 2005, as performance conditions surrounding the vesting of these shares had not occurred.

(4)   Long-Term Debt

         Our long-term debt, including the current portion, as of March 31, 2005 and December 31, 2004, was as follows (in thousands):

                                                                   March 31,                December 31,
                                                                     2005                       2004
                                                              ------------------        -------------------
          Bank Borrowings ..................................  $              ---        $             7,500
          7-5/8% senior notes due 2011 .....................             150,000                    150,000
          9-3/8% senior subordinated notes due 2012 ........             200,000                    200,000
                                                              ------------------        -------------------
                    Long-Term Debt .........................  $          350,000        $           357,500
                                                              ------------------        -------------------

      Bank Borrowings

         At March 31, 2005, we had no outstanding borrowings under our $400.0 million credit facility with a syndicate of ten banks that has a borrowing base of $250.0 million and expires in October 2008. At December 31, 2004, we had $7.5 million in outstanding borrowings under our credit facility. The interest rate is either (a) the lead bank's prime rate (5.75% at March 31, 2005) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. In June 2004, we renewed this credit facility, increasing the facility to $400 million from $300 million and extending its expiration to October 1, 2008 from October 1, 2005. The other terms of the credit facility, such as the borrowing base amount and commitment amount, stayed largely the same. The covenants related to this credit facility changed somewhat with the extension of the facility and are discussed below. We incurred $0.4 million of debt issuance costs related to the renewal of this facility in 2004, which is included in "Debt issuance costs" on the accompanying balance sheets and will be amortized to interest expense over the life of the facility.

                              SWIFT ENERGY COMPANY


         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX), and limitations on incurring other debt or repurchasing our 7-5/8% senior notes due 2011 or 9-3/8% senior subordinated notes due 2012. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group at $250.0 million effective May 1, 2005. At our request, the commitment amount with our bank group was reduced to $150.0 million effective May 9, 2003, and continues at this amount. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The next scheduled borrowing base review is in November 2005.

         Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.3 million and $0.4 million for the first quarters of 2005 and 2004, respectively. The amount of commitment fees included in interest expense, net was $0.1 million for both the first quarters of 2005 and 2004.

      Senior Notes Due 2011

         These notes consist of $150.0 million of 7-5/8% senior notes due 2011, which were issued on June 23, 2004 at 100% of the principal amount and will mature on July 15, 2011. The notes are senior unsecured obligations that rank equally with all of our existing and future senior unsecured indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under our bank credit facility, and rank senior to all of our existing and future subordinated indebtedness. Interest on these notes is payable semi-annually on January 15 and July 15, and commenced on January 15, 2005. On or after July 15, 2008, we may redeem some or all of the notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 103.813% of principal, declining to 100% in 2010 and thereafter. In addition, prior to July 15, 2007, we may redeem up to 35% of the notes with the net proceeds of qualified offerings of our equity at a redemption price of 107.625% of the principal amount of the notes, plus accrued and unpaid interest. We incurred approximately $3.9 million of debt issuance costs related to these notes, which is included in "Debt issuance costs" on the accompanying balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method. Upon certain changes in control of Swift Energy, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these notes include, among other restrictions, a limitation on how much of our own common stock we may repurchase. We are currently in compliance with the provisions of the indenture governing these senior notes.

         Interest expense on the 7-5/8% senior notes due 2011, including amortization of debt issuance costs totaled $3.0 million for the first quarter of 2005.

      Senior Subordinated Notes Due 2012

         These notes consist of $200.0 million of 9-3/8% senior subordinated notes due May 2012, which were issued on April 16, 2002, and will mature on May 1, 2012. The notes are unsecured senior subordinated obligations and are subordinated in right of payment to all our existing and future senior debt, including our bank credit facility and 7-5/8% senior notes. Interest on these notes is payable semiannually on May 1 and November 1, and commenced on November 1, 2002. On or after May 1, 2007, we may redeem these notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 104.688% of principal, declining to 100% in 2010. In addition, prior to May 1, 2005, we may redeem up to 33.33% of these notes with the net proceeds of qualified offerings of our equity at 109.375% of the principal amount of these notes,

                              SWIFT ENERGY COMPANY


      plus accrued and unpaid interest. Upon certain changes in control of Swift Energy, each holder of these notes will have the right to require us to repurchase the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these notes include, among other restrictions, a limitation on how much of our own common stock we may repurchase. We are currently in compliance with the provisions of the indenture governing these subordinated notes.

         Interest expense on the 9-3/8% senior subordinated notes due 2012, including amortization of debt issuance costs totaled $4.8 million in both the first quarters of 2005 and 2004.

         The aggregate maturities on our long-term debt are $150 million for 2011 and $200 million for 2012.

         We have capitalized interest on our unproved properties in the amount of $1.8 million and $1.6 million, for the first quarters of 2005 and 2004, respectively.

(5)   Foreign Activities

         As of March 31, 2005, our gross capitalized oil and gas property costs in New Zealand totaled approximately $251.1 million. Approximately $217.8 million has been included in the "Proved properties" portion of our oil and gas properties, while $33.3 million is included as "Unproved properties." Our functional currency in New Zealand is the U.S. Dollar. Net assets of our New Zealand operations total $218.9 million at March 31, 2005. In April 2005, Swift Energy New Zealand ("SENZ") was awarded petroleum mining permit ("PMP") 38155 and petroleum exploration permit ("PEP") 38495 by the New Zealand Government. PMP 38155 is for the development of our Kauri Sand and Manutahi Sand discoveries and covers 8,708 acres and allows us to fully develop our Kauri area for a primary term of 30 years. PEP 38495 is located offshore in the southern portion of the basin to the south and west of our PEP 38719 and encompasses approximately 600 square miles.

(6)   Acquisitions and Dispositions

         In late December 2004, we acquired interests in two fields in South Louisiana, the Bay de Chene and Cote Blanche Island fields. We paid approximately $27.7 million in cash for these interests. After taking into account internal acquisition costs of $2.8 million, our total cost was $30.5 million. We allocated $27.8 million of the acquisition price to "Proved properties," and $5.1 million to "Unproved properties." We also recorded $0.5 million to "Restricted assets," and recorded a liability of $2.9 million to "Asset retirement obligation" on our accompanying balance sheet. This acquisition was accounted for by the purchase method of accounting. We made this acquisition to increase our exploration and development opportunities in South Louisiana. The revenues and expenses from these properties have been included in our accompanying statements of income from the date of acquisition forward, however, given the acquisition was in late December 2004, these amounts were immaterial for 2004.

(7)   Segment Information

         The Company has two reportable segments, one domestic and one foreign, which are in the business of crude oil and natural gas exploration and production. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate our performance based on profit or loss from oil and gas operations before price-risk management and other, net, general and administrative, net, and interest expense, net. Our reportable segments are managed separately based on their geographic locations. Financial information by operating segment is presented below:

                              SWIFT ENERGY COMPANY


                                                                          Three Months Ended March 31,
                                               ------------------------------------------------------------------------------------
                                                                 2005                                       2004
                                               -----------------------------------------   ----------------------------------------
                                                                 New                                         New
                                                 Domestic      Zealand         Total         Domestic      Zealand        Total
                                               ------------  ------------  -------------   ------------  ------------  ------------
Oil and gas sales ............................ $ 76,775,769  $ 18,745,564  $  95,521,333   $ 54,666,162  $ 11,287,608  $ 65,953,770
Costs and Expenses:
    Depreciation, depletion and amortization .   17,673,698     6,531,680     24,205,378     14,517,949     3,777,735    18,295,684
    Accretion of asset retirement obligation .      153,857        32,650        186,507        130,548        39,928       170,476
    Lease operating costs ....................    8,244,217     2,804,565     11,048,782      6,919,281     2,706,699     9,625,980
    Severance and other taxes.................    8,030,686     1,172,395      9,203,081      5,418,881       827,678     6,246,559
                                               ------------  ------------  -------------   ------------  ------------  ------------

Income  from  oil and  gas  operations........ $ 42,673,311  $  8,204,274  $   50,877,585  $ 27,679,503  $  3,935,568  $ 31,615,071

    Price-risk management and other, net .....                                     99,351                                  (598,040)

    General and administrative, net...........                                  4,874,308                                 4,029,674
    Interest expense, net ....................                                  6,344,009                                 6,901,175
                                                                           --------------                              ------------
Income Before Income Taxes ...................                             $   39,758,619                              $ 20,086,182
                                                                           ==============                              ============

Total Assets                                   $800,313,774  $218,951,614  $1,019,265,388  $691,175,130  $195,194,148  $886,369,278
                                               ============  ============  ==============  ============  ============  ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SWIFT ENERGY COMPANY


         You should read the following discussion and analysis in conjunction with our financial information and our condensed consolidated financial statements and notes thereto included in this report and our Form 10-K for the year ended December 31, 2004. The following information contains forward-looking statements. For a discussion of limitations inherent in forward-looking statements, see "Forward-Looking Statements" on page 27 of this report.

      Overview

         For the first three months of 2005, we had revenues of $95.6 million and production of 15.5 Bcfe, which is a 46% increase in revenues and a 9% increase in production over the same period in 2004. Our revenues for the first quarter of 2005 were bolstered by oil and gas prices remaining strong and production increasing by 9% compared to the first quarter of 2004. First quarter 2005 revenues and production were down from fourth quarter 2004 by 3% and 2%, respectively, due to the temporary shut down of a third party gas pipeline in the Lake Washington area. We continued to focus our efforts and capital throughout the period on infrastructure improvements, increased production, and the development of long-lived reserves primarily in southern Louisiana, and additionally in our AWP Olmos area in South Texas.

         Our net production in Lake Washington for the first quarter of 2005 increased 35% as compared to production in the same period in 2004, averaging approximately 12,600 net barrels of oil equivalent per day in the first quarter of 2005, compared to approximately 9,300 net barrels of oil equivalent per day for the same period in 2004. New Zealand accounted for 4.5 Bcfe of our production in the first quarter of 2005, an 18% increase from production in the same period in 2004. Natural gas production in New Zealand increased due to higher production levels in our Rimu/Kauri area.

         Our production costs increased in the first quarter of 2005 as compared to the first quarter of 2004 predominantly because of increased production in Lake Washington, higher severance taxes due to increased revenues, and currency exchange rates in New Zealand. Our general and administrative expenses increased in the first quarter of 2005 over the same 2004 period primarily due to an increase in workforce along with increased salaries and benefits, and an increase in costs related to our on going compliance initiatives with the Sarbanes-Oxley Act.

         Our debt to PV-10 ratio decreased to 13% at March 31, 2005 compared to 18% at December 31, 2004, due to higher crude oil and natural gas prices and a slight decrease in our total debt. Higher commodity prices have increased our PV-10 value. Our debt to capitalization ratio was 41% at March 31, 2005 compared to 43% at year-end 2004, as debt levels decreased slightly in 2005 and retained earnings increased as a result of the current period profit.

      Results of Operations - Three Months Ended March 31, 2005 and 2004

         Revenues.  Our revenues in the first  quarter of 2005  increased by 46%
      compared to revenues in the same period in 2004, due primarily to an increase in commodity prices and production from our Lake Washington and Rimu/Kauri areas. Revenues from our oil and gas sales comprised substantially all of net revenues for the first quarter of 2005 and 2004. In the first quarter of 2005, oil production made up 51% of total production, natural gas made up 40%, and NGL represented 9%. In the first quarter of 2004, oil production made up 47% of total production, natural gas made up 41%, and NGL represented 12%. The percentage of our total production from oil increased as Lake Washington production, which is almost entirely oil, increased over first quarter of 2004 levels. Although production in Lake Washington was reduced by 0.25 Bcfe due to a third-party pipeline interruption during the first quarter of 2005, continued development in this area has increased production significantly.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


         Our first quarter 2005 weighted average prices increased 33% to $6.16 per Mcfe from $4.62 in the first quarter of 2004, with oil prices appreciating 40% to $47.66 from $34.14 during the first quarter of 2004, natural gas prices increasing 17% to $4.25 from $3.64, and NGL prices rose 20% to $26.79 from $22.30.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes for the periods ended March 31, 2005 and 2004.

                                                            Three Months Ended March 31,
                                                           ----------------------------
     Area                                Oil and Gas Sales (In Millions)       Net Oil and Gas Sales Volumes (Bcfe)
     ----                              -----------------------------------   ---------------------------------------
                                                   2005               2004               2005                   2004
                                                   ----               ----               ----                   ----
     AWP Olmos .....................             $ 11.3             $ 11.7                1.9                    2.6
     Brookeland ....................                4.0                4.6                0.7                    1.0
     Lake Washington ...............               51.4               28.9                6.8                    5.1
     Masters Creek .................                4.7                5.1                0.7                    1.0
     Other .........................                5.4                4.4                0.9                    0.7
                                       ----------------  -----------------   ---------------- ----------------------
             Total Domestic ........             $ 76.8             $ 54.7               11.0                   10.4
                                       ----------------  -----------------   ---------------- ----------------------
     Rimu/Kauri ....................               12.5                4.3                2.4                    1.1
     TAWN ..........................                6.2                7.0                2.1                    2.8
                                       ----------------  -----------------   ---------------- ----------------------
             Total New Zealand .....             $ 18.7             $ 11.3                4.5                    3.9
                                       ----------------  -----------------   ---------------- ----------------------
     Total .........................             $ 95.5             $ 66.0               15.5                   14.3
                                       ================  =================   ================ ======================

         The following table provides additional information regarding our quarterly oil and gas sales:

                                                      Sales Volume                        Average Sales Price
                                                      ------------                        -------------------
                                            Oil       NGL       Gas      Combined      Oil         NGL        Gas
                                          (MBbl)    (MBbl)     (Bcf)      (Bcfe)      (Bbl)       (Bbl)      (Mcf)
                                        ---------- --------- --------- ----------- ----------- ---------- ----------
     2005
     ----
     Three Months Ended March 31:
          Domestic ..................        1,184       143       3.0        11.0      $47.20     $31.79      $5.41
          New Zealand ...............          137        80       3.3         4.5      $51.68     $17.80      $3.17
                                        ---------- --------- --------- -----------
                Total ...............        1,321       223       6.3        15.5      $47.66     $26.79      $4.25
                                        ========== ========= ========= ===========

     2004
     ----
     Three Months Ended March 31:
          Domestic ..................        1,018       211       3.1        10.4      $33.95     $24.31      $4.90
          New Zealand ...............          106        67       2.8         3.9      $36.03     $16.00      $2.27
                                        ---------- --------- --------- -----------
                Total ...............        1,124       278       5.9        14.3      $34.14     $22.30      $3.64
                                        ========== ========= ========= ===========


         In the first quarter of 2005, our $29.6 million increase in oil, NGL, and natural gas sales resulted from:

           oPrice variances that had a $22.7 million favorable impact on sales, of which $17.9 million was attributable to the 40% increase in average oil prices received, $3.8 million was attributable to the 17% increase in average gas prices received, and $1.0 million was attributable to the 20% increase in average NGL prices received; and

           oVolume variances that had a $6.9 million favorable impact on sales, with $6.7 million of increases coming from the 196,000 Bbl increase in oil sales volumes, $1.4 million of increases due to the 0.4 Bcf

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


              increase in gas sales volumes, partially offset by a $1.2 million decrease attributable to the 55,000 Bbl decrease in NGL sales volumes.

         Costs and Expenses. Our expenses in the first quarter of 2005 increased $10.6 million, or 23%, compared to expenses in the same period of 2004. The increase was due to a $5.9 million increase in DD&A, a $3.0 million increase in severance and other taxes, and a $1.4 million increase in lease operating costs, all of which are primarily due to increased production volumes and high oil and gas prices in the 2005 first quarter period.

         Our first quarter 2005 general and administrative expenses, net, increased $0.8 million, or 21%, from the level of such expenses in the same 2004 period. This increase was primarily due to an increase in workforce along with increased salaries and benefits and continued costs of compliance initiatives related to the Sarbanes-Oxley Act. For the first quarters of 2005 and 2004, our capitalized general and administrative costs totaled $4.1 million and $2.9 million, respectively. Our net general and administrative expenses per Mcfe produced increased to $0.31 per Mcfe in the first quarter of 2005 from $0.28 per Mcfe in the same 2004 period. The portion of supervision fees recorded as a reduction to general and administrative expenses was $1.7 million for the first quarter of 2005 and $1.3 million for the 2004 period.

         DD&A increased $5.9 million, or 32%, in the first quarter of 2005 from the level of those expenses in the same period of 2004. Domestically, DD&A increased $3.2 million in the first quarter of 2005 due to increases in the depletable oil and gas property base and higher production in the 2005 period. In New Zealand, DD&A increased by $2.7 million in the first quarter of 2005 due to increases in the depletable oil and gas property base, higher production in the 2005 period and lower reserve volumes than in the same 2004 period. Our DD&A rate per Mcfe of production was $1.56 and $1.28 in the first quarters of 2005 and 2004, respectively.

         We recorded $0.2 million of accretions to our asset retirement obligation in both the first quarters of 2005 and 2004.

         Our lease operating costs per Mcfe produced were $0.71 in the first quarter of 2005 and $0.67 in the first quarter of 2004. Our lease operating costs in the first quarter of 2005 increased $1.4 million, or 15%, over the level of such expenses in the same 2004 period. Almost all of the increase was related to our domestic operations, which increased primarily due to higher production from our Lake Washington area. Our lease operating costs in New Zealand increased in the first quarter of 2005 by $0.1 million due to higher production.

         In the first quarter of 2005, severance and other taxes increased $3.0 million, or 47%, over levels in the first quarter of 2004. The increase was due primarily to higher commodity prices and increased Lake Washington and Rimu/Kauri production in the period. Severance taxes on oil in Louisiana are 12.5% of oil sales, which is higher than the other states where we have production. As our percentage of oil production in Louisiana increases, the overall percentage of severance costs to sales also increases. Severance and other taxes, as a percentage of oil and gas sales, were approximately 9.6% and 9.5% in the first quarters of 2005 and 2004, respectively.

         Interest expense on our 7-5/8% senior notes due 2011 issued in June 2004, including amortization of debt issuance costs, totaled $3.0 million in the first quarter of 2005. Interest expense on our 9-3/8% senior subordinated notes due 2012 issued in April 2002, including amortization of debt issuance costs, totaled $4.8 million in both the first quarter of 2005 and 2004. Interest expense on our 10-1/4% senior subordinated notes issued in August 1999 and retired in 2004, including amortization of debt issuance costs, totaled $3.3 million in the first quarter of 2004. Interest expense on our bank credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.3 million in the first quarter of 2005 and $0.4 million in the same period in 2004. Our total interest cost in the first quarter of 2005 was $8.1 million, of which $1.8 million was capitalized. Our total interest cost in the first quarter of 2004 was $8.5 million, of which $1.6 million was capitalized. We capitalize a portion of interest related to unproved properties. The decrease of interest expense in the first quarter of 2005 was primarily attributable to the replacement of our 10-1/4% senior subordinated notes with our 7-5/8% senior notes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


         Our overall effective tax rate was 35.4% in the first quarter of 2005 and 27.4% in the same 2004 period. The effective income tax rate for both the first quarter of 2005 and 2004 was lower than the statutory tax rates primarily due to reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation. In the first quarter of 2005, this reduction was offset somewhat by an increase in the domestic deferred state tax rate due to an increase in the Louisiana apportionment factor. The first quarter of 2004 also included a reduction in tax expense primarily attributable to an adjustment of the tax basis of the TAWN properties acquired in 2002.

         Net Income. For the first quarter of 2005, our net income of $25.7 million was 76% higher, and Basic EPS of $0.91 was 72% higher, than our first quarter of 2004 net income of $14.6 million and Basic EPS of $0.53. Our Diluted EPS in the first quarter of 2005 of $0.89 was 72% higher than our first quarter 2004 Diluted EPS of $0.52. These higher amounts are due to our increased oil and gas revenues, which in turn were higher due to continued strong commodity prices and increased production during the first quarter of 2005.

      Contractual Commitments and Obligations

         We  had  no  material  changes  in  our  contractual   commitments  and
      obligations from December 31, 2004 amounts referenced in our 10-K.

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

      Liquidity and Capital Resources

         During the first quarter of 2005, we relied upon our net cash provided by operating activities of $64.7 million to fund capital expenditures of $44.5 million and to pay down our bank borrowings by $7.5 million. During the first quarter of 2004, we relied upon our net cash provided by operating activities of $39.6 million and proceeds from bank borrowings of $16.6 million to fund capital expenditures of $45.1 million.

         Net Cash Provided by Operating Activities. For the first quarter of 2005, our net cash provided by operating activities was $64.7 million, representing a 63% increase as compared to $39.6 million generated during the same 2004 period. The $25.1 million increase in the first quarter of 2005 was primarily due to an increase of $29.6 million in oil and gas sales, attributable to higher commodity prices and production, offset in part by higher lease operating costs due to higher production and severance taxes.

         Accounts Receivable. Included in the "Accounts receivable" balance, which totaled $40.4 million and $39.0 million at March 31, 2005 and December 31, 2004, respectively, on the accompanying balance sheets, is approximately $2.3 million of receivables related to hydrocarbon volumes produced from 2001 and 2002 that

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


      have been disputed since early 2003. As a result of the dispute, we did not record a receivable with regard to any 2003 disputed volumes and our contract governing these sales expired in 2003.

         We assess the collectibility of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both March 31, 2005 and December 31, 2004, we had an allowance for doubtful accounts of $0.5 million. The allowance for doubtful accounts has been deducted from the total "Accounts receivable" balances on the accompanying consolidated balance sheets.

         Sarbanes-Oxley Act Compliance Costs. For 2004 and the first quarter of 2005, we have incurred substantial costs to comply with the Sarbanes-Oxley Act of 2002. These expenditures have reduced our net cash provided by operating activities in each of these periods. We expect the costs of Sarbanes-Oxley initiatives to decrease from 2004 levels during 2005 and in future years.

         Bank Credit Facility. We had no borrowings under our bank credit facility at March 31, 2005, and $7.5 million in outstanding borrowings at December 31, 2004. Our bank credit facility at March 31, 2005 consisted of a $400.0 million revolving line of credit with a $250.0 million borrowing base. The borrowing base is re-determined at least every six months and was reaffirmed by our bank group at $250.0 million, effective May 1, 2005. We maintained the commitment amount at $150.0 million, which amount was set at our request effective May 9, 2003. We can increase this commitment amount to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. Our revolving credit facility includes, among other restrictions that changed somewhat as the facility was renewed and extended, requirements to maintain certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

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

         Working Capital. Our working capital improved from a deficit of $14.2 million at December 31, 2004, to a deficit of $3.6 million at March 31, 2005. The improvement primarily resulted from an increase in our cash balances due to increased cash flows from operating activities, a decrease in our accounts payable and accrued liabilities due to timing of payments in the first quarter of 2005, partially offset by an increase in accrued capital costs due to an increase in our drilling and facility construction activities from year-end 2004 levels.

         Petroleum Mining Permit 38155. In April 2005, Swift Energy New Zealand ("SENZ") was awarded petroleum mining permit ("PMP") 38155 by the New Zealand Government, for the development of our Kauri Sand and Manutahi Sand discoveries. The PMP 38155 mining permit covers 8,708 acres and allows us to fully develop our Kauri area for a primary term of 30 years.

         Petroleum Exploration Permit 38495. In April 2005, Swift Energy New Zealand ("SENZ") was awarded petroleum exploration permit ("PEP") 38495 by the New Zealand Government. PEP 38495 is located offshore in the southern portion of the basin to the south and west of our PEP 38719 and encompasses approximately 600 square miles.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


         Capital Expenditures. In the first quarter of 2005, we relied upon our net cash provided by operating activities of $64.7 million to fund capital expenditures of $44.5 million. Our total capital expenditures of approximately $44.5 million in the first quarter of 2005 included:

           Domestic expenditures of $33.8 million as follows:

           o $27.7 million for drilling and developmental activity costs, predominantly in our Lake Washington and AWP areas;

           o $5.3 million of domestic prospect costs, principally prospect leasehold, activity, and geological costs of unproved prospects;

           o $0.7 million primarily for a field office building, computer equipment, software, furniture, and fixtures;

           o less than $0.1 million on gas processing plants in the Brookeland and Masters Creek areas.

           New Zealand expenditures of $10.7 million as follows:

           o   $ 8.7 million for drilling and developmental activity costs;

           o $1.7 million on prospect costs and geological costs of unproved properties;

           o   $0.2 million on gas processing plants;

           o   less  than  $0.1  million  for  computer   equipment,   software,
               furniture, and fixtures.

         We successfully completed 13 of 19 wells in the first quarter of 2005, for a success rate of 68%. Domestically, we completed 11 of 14 development wells for a success rate of 79% and completed two of three exploration wells. A total of 15 wells were drilled in the Lake Washington area, of which 11 were completed, and two wells were drilled in the AWP Olmos area, both were completed. In New Zealand, we drilled a development well, the Kauri E-8, and one exploratory well, the Karaka A-1; both were unsuccessful.

         Our current 2005 capital expenditure budget is $220 million to $240 million, net of $5 million to $15 million of dispositions and excluding any acquisitions. Approximately 80% of the budget is targeted for domestic activities, primarily in southern Louisiana, with the remaining 20% planned for activities in New Zealand. Approximately $15 million to $20 million of the 2005 budget will be focused on activity in the newly acquired properties in Bay de Chene and Cote Blanche Island fields. The $5 million to $15 million of dispositions planned for later in 2005 relate to non-core properties. We expect that our 2005 capital expenditures will begin at the low end of the range, and depending on commodity prices and operational performance, they may increase to the high end of the range during the course of the year. We anticipate 2005 capital expenditures to be less than our cash flows provided from operating activities during 2005. For 2005, we are targeting total production and proved reserves to increase 7% to 12% over the 2004 levels.

         For the last nine months of 2005, we expect to make capital expenditures of approximately $175 to $195 million. Our current estimated total capital expenditures for 2005 are approximately $220 to $240 million, excluding acquisition costs and net of approximately $5 million to $15 million in non-core property dispositions. These estimated 2005 amounts include an increase of approximately $20 million due to higher drilling and services costs over prior year levels. Capital expenditures for 2004 were $198 million.

         If producing property acquisitions become attractive during the remaining nine months of 2005, we will explore the use of debt and/or equity offerings, along with using our cash flows in excess of capital expenditures, to fund such activity.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY

         During the last nine months of 2005, we anticipate drilling or participating in the drilling of up to an additional 17 to 21 wells in the Lake Washington area, an additional 10 to 13 wells in the AWP Olmos area, and several additional wells, with varying working interest percentages, mainly in South Texas. In addition, we plan on drilling 9 to 11 wells in New Zealand.

         Our 2005 capital expenditures continue to be focused on developing and producing long-lived reserves in our Lake Washington, AWP Olmos, and Rimu/Kauri area. We expect our 2005 total production to increase over 2004 levels, primarily from the Lake Washington, Bay de Chene, Cote Blanche Island and Rimu/Kauri areas. We expect production in our other core areas to decrease as limited new drilling is currently budgeted to offset the natural production decline of these properties.

      New Accounting Pronouncements

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

         In September and November 2004, and March 2005, the EITF discussed a proposed framework for addressing when a limited partnership should be consolidated by its general partner, EITF Issue 04-5. The proposed framework presumes that a sole general partner in a limited partnership controls the limited partnership, and therefore should consolidate the limited partnership. The presumption of control can be overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights. The EITF reached a tentative conclusion on the circumstances in which either kick-out rights or protective rights would be considered substantive and preclude consolidation by the general partner and what limited partner's rights would be considered participating rights that would preclude consolidation by the general partner. The EITF tentatively concluded that for kick out rights to be considered substantive, the conditions specified in paragraph B20 of FIN 46R should be met. With regard to the definition of participating rights that would preclude consolidation by the general partner, the EITF concluded that the definition of those rights should be consistent with those in EITF Issue 96-16. The EITF also reached a tentative conclusion on the transition for Issue 04-05. We do not believe this EITF will have a material impact on our consolidated financial statements because we believe our limited partners have substantive kick-out rights under paragraph B20 of FIN 46R. A final consensus on this EITF is expected to be reached at the June 2005 EITF meeting.

         In September 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 106 (SAB 106). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the fourth quarter of 2004, undiscounted abandonment cost for future wells, not recorded at the present time but needed to develop the proved undeveloped reserves in existence at the present time, was included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing DD&A. The effect of including undiscounted abandonment costs of future wells to the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


      undiscounted cost of oil and gas properties has increased depletion expense in the current period and will increase depletion expense in future periods, however, we currently do not believe such increases have been or will be material.

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

         In April 2005, the SEC issued a press release announcing that it would provide for a phased-in implementation process for SFAS No. 123R. As a result, our required date to adopt SFAS No. 123R is now January 1, 2006. Also in April 2005, the SEC issued Staff Accounting Bulleting No. 107, Share-Based Payment, which provides guidance on the implementation of SFAS No. 123R. SAB No. 107 provides guidance on valuing options, estimating volatility and expected terms of the option awards, and discusses the SEC's views on share-based payment transactions with non-employees, the capitalization of compensation cost and accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R.

         We have elected to adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123R's fair value method is expected to have a significant impact on our results of operations. However, it will have no impact on our overall financial position. We currently use the Black-Scholes formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123R. The significance of the impact of adoption will depend on levels of outstanding unvested share-based payments on the date of adoption and share-based payments granted in the future. However, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share under "Stock Based Compensation."

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


      Commodity Risk

         Our major market risk exposure is the volatile commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The effects of such pricing volatility are expected to continue.

         Our price-risk management policy permits the utilization of derivative instruments (such as futures, forward contracts, swaps, and option contracts such as floors and collars) to mitigate price risk associated with fluctuations in oil and natural gas prices. Below is a description of the derivative instruments we have utilized to hedge our exposure to price risk.

              oPrice Floors - At March 31, 2005, we had in place price floors in effect through the December 2005 contract month for natural gas, which cover 35% to 45% of our domestic natural gas production for April 2005 to December 2005. The natural gas price floors cover notional volumes of 4,050,000 MMBtu, and expire at various dates from April 2005 to December 2005, with a weighted average floor price of $5.69 per MMBtu.

              oNew Zealand Gas Contracts - All of our current gas  production in
                 New Zealand is sold under long-term, fixed-price contracts denominated in New Zealand dollars. These contracts protect against price volatility, and our revenue from these contracts will vary only due to production fluctuations and foreign exchange rates.

      Customer Credit Risk

         We are exposed to the risk of financial non-performance by customers. Our ability to collect on sales to our customers is dependent on the liquidity of our customer base. To manage customer credit risk, we monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. Due to availability of other purchasers, we do not believe that the loss of any single oil or gas customer would have a material adverse effect on our financial position or results of operations.

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

      Interest Rate Risk

         Our Senior Notes due 2011 and Senior Subordinated Notes due 2012 have fixed interest rates, consequently we are not exposed to cash flow risk from market interest rate changes on these notes. However, there is a risk that market rates will decline and the required interest payments on our Senior Notes and Senior Subordinated Notes may exceed those payments based on the current market rate. At March 31, 2005, we had no borrowings under our credit facility, which is subject to floating rates and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 58 basis points and would not have a material adverse effect on our 2005 cash flows based on this same level or a modest level of borrowing.

                             CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures

         Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by the report. Based on that evaluation, they have concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Swift Energy as required under the Exchange Act to be disclosed in this report.

      Internal Control Over Financial Reporting

         There was no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                              SWIFT ENERGY COMPANY
                          PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

No  material  legal  proceedings  are  pending  other  than  ordinary,   routine
litigation incidental to the Company's business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information

Our Insider Trading Policy allows directors and officers covered under the policy to establish stock trading plans under specified circumstances pursuant to Rule 10b5-1 established by the SEC under the Securities Exchange Act of 1934 to provide a safe harbor under certain provisions of that act. Our Chairman of the Board of Directors, A. Earl Swift, established a new Rule 10b5-1 sales plan on March 29, 2005 that specifies for future trading periods, the number of shares of common stock of Swift Energy to be sold, and prices and conditions under which such shares may be sold. Mr. Swift discontinued a previous Rule 10b5-1, which was in effect from January 11, 2005 through March 29, 2005, under which 12,000 shares were sold. Under the new trading plan, Mr. Swift may sell up to an aggregate of 96,000 shares, which shares are principally acquirable under options that expire in 2005, during the period beginning on April 15, 2005 and ending on March 15, 2006. Under the trading plan, an independent broker will execute the trades pursuant to specific selling instructions provided by Mr. Swift at the time the plan was established. Other directors or officers may establish Rule 10b5-1 trading plans in the future.

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


                                   SWIFT ENERGY COMPANY
                                   (Registrant)


Date:     May 9, 2005              By:      (original signed by)
      --------------------             ----------------------------------
                                   Alton D. Heckaman, Jr.
                                   Executive Vice President
                                   Chief Financial Officer







Date:     May 9, 2005              By:     (original signed by)
      --------------------             ----------------------------------
                                   David W. Wesson
                                   Controller and Principal Accounting Officer

                                                                   Exhibit 31.1

                                  CERTIFICATION

I, Terry E. Swift, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended March 31, 2005, of Swift Energy Company;

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





Date: May 9, 2005


                                             /s/ Terry E. Swift
                                   -------------------------------------------
                                              Terry E. Swift
                                          Chief Executive Officer

                                                                  Exhibit 31.2

                                  CERTIFICATION


I, Alton D. Heckaman, Jr., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended March 31, 2005, of Swift Energy Company;

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





Date: May 9, 2005


                                            /s/ Alton D. Heckaman, Jr.
                                   -------------------------------------------
                                              Alton D. Heckaman, Jr.
                                             Executive Vice President
                                              Chief Financial Officer

                                                                     Exhibit 32



      Certification of Chief Executive Officer and Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on May 9, 2005, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


Dated:  May 9, 2005
                                            /s/ Alton D. Heckaman, Jr.
                                   -------------------------------------------
                                              Alton D. Heckaman, Jr.
                                             Executive Vice President
                                              Chief Financial Officer




Dated:  May 9, 2005
                                              /s/ Terry E. Swift
                                   -------------------------------------------
                                               Terry E. Swift
                                            Chief Executive Officer