Form 10-Q
period 2005-09-30
SWIFT ENERGY CO
filed 2005-11-09
CIK 351817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
                                 --------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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


            Common Stock                          28,707,472 Shares
          ($.01 Par Value)                (Outstanding at October 31, 2005)
          (Class of Stock)

                              SWIFT ENERGY COMPANY

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


                                      INDEX


PART I.          FINANCIAL INFORMATION                                                                           PAGE
                    Item 1.    Condensed Consolidated Financial Statements

                               Condensed Consolidated Balance Sheets                                                3
                               - September 30, 2005 and December 31, 2004

                               Condensed Consolidated Statements of Income                                          4
                               - For the Three month and Nine month periods ended September 30,
                               2005 and 2004

                               Condensed Consolidated Statements of Stockholders' Equity                            5
                               - For the Nine month  period ended September 30, 2005 and
                                 year ended December 31, 2004

                               Condensed Consolidated Statements of Cash Flows                                      6
                               - For the Nine month periods ended September 30, 2005 and 2004

                               Notes to Condensed Consolidated Financial Statements                                 7

                    Item 2.    Management's Discussion and Analysis of Financial Condition                         20
                                 and Results of Operations

                    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          34

                    Item 4.    Controls and Procedures                                                             35

PART II.         OTHER INFORMATION

                    Item 1.    Legal Proceedings                                                                   36
                    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                       None
                    Item 3.    Defaults Upon Senior Securities                                                   None
                    Item 4.    Submission of Matters to a Vote of Security Holders                                 36
                    Item 5.    Other Information                                                                   36
                    Item 6.    Exhibits                                                                            37

SIGNATURES                                                                                                         38

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              SWIFT ENERGY COMPANY

                                                                September 30, 2005      December 31, 2004
                                                                -------------------    -------------------
                                                   ASSETS
Current Assets:
      Cash and cash equivalents                                 $        65,884,410    $         4,920,118
      Accounts receivable -
           Oil and gas sales                                             26,033,786             38,021,693
           Joint interest owners                                            620,836                960,395
           Other receivables                                              4,364,492                 61,259
      Other current assets                                               12,711,468             10,422,531
                                                                -------------------    -------------------
                          Total Current Assets                          109,614,992             54,385,996
                                                                -------------------    -------------------

Property and Equipment:
      Oil and gas, using full-cost accounting
            Proved properties being amortized                         1,628,673,729          1,479,681,903
            Unproved properties not being amortized                      88,930,610             80,121,509
                                                                -------------------    -------------------
                                                                      1,717,604,339          1,559,803,412
Furniture, Fixtures, and Other Equipment                                 13,937,524             12,820,622
                                                                -------------------    -------------------
                                                                      1,731,541,863          1,572,624,034
Less-Accumulated Depreciation, Depletion, and Amortization             (724,883,856)          (649,185,874)
                                                                -------------------    -------------------
                                                                      1,006,658,007            923,438,160
                                                                -------------------    -------------------
Other Assets:
      Deferred income taxes                                                     ---              1,666,058
      Debt issuance costs                                                 8,315,219              9,148,977
      Restricted assets                                                   1,906,356              1,933,956
                                                                -------------------    -------------------
                                                                         10,221,575             12,748,991
                                                                -------------------    -------------------
                                                                $     1,126,494,574    $       990,573,147
                                                                ===================    ===================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued liabilities                  $        30,090,850    $        29,406,877
      Accrued capital costs                                              32,993,814             22,489,467
      Accrued interest                                                   10,336,338              9,209,192
      Undistributed oil and gas revenues                                  8,690,801              7,512,755
                                                                -------------------    -------------------
                          Total Current Liabilities                      82,111,803             68,618,291

Long-Term Debt                                                          350,000,000            357,500,000
Deferred Income Taxes                                                   111,618,430             73,106,580
Asset Retirement Obligation                                              16,565,580             17,176,136
Lease Incentive Obligation                                                  177,530                    ---

Commitments and Contingencies

Stockholders' Equity:
      Preferred stock, $.01 par value, 5,000,000
            shares authorized, none outstanding                                 ---                    ---
      Common stock, $.01 par value, 85,000,000 share
      authorized,
            29,155,556 and 28,570,632 shares issued, and
            28,706,112 and 28,089,764 shares
            outstanding, respectively                                       291,556                285,706
      Additional paid-in capital                                        359,240,234            343,536,298
      Treasury stock held, at cost, 449,444 and
            480,868 shares, respectively                                 (6,445,586)            (6,896,245)
Unearned Compensation                                                    (6,527,242)            (1,728,585)
Retained Earnings                                                       219,602,010            138,524,301
Accumulated Other Comprehensive Income (Loss), Net of Taxes                (139,741)               450,665
                                                                -------------------    -------------------
                                                                        566,021,231            474,172,140
                                                                -------------------    -------------------
                                                                $     1,126,494,574    $       990,573,147
                                                                ===================    ===================

          See accompanying notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              SWIFT ENERGY COMPANY


                                                       Three Months Ended               Nine Months Ended
                                                  ------------------------------  -------------------------------
                                                    09/30/05         09/30/04        09/30/05         09/30/04
                                                  -------------   --------------  --------------  ---------------
Revenues:
  Oil and gas sales                               $ 101,007,524   $  74,653,106   $  301,451,257  $   212,431,665
  Price-risk management and other, net                 (154,019)        289,645         (677,143)      (1,089,449)
                                                  -------------   --------------  --------------  ---------------
                                                    100,853,505      74,942,751      300,774,114      211,342,216
                                                  -------------   --------------  --------------  ---------------

Costs and Expenses:
  General and administrative, net                     5,803,946       4,390,432       15,674,141       12,595,665
  Depreciation, depletion and amortization           23,870,287      19,845,167       76,853,296       57,649,907
  Accretion of asset retirement obligation              191,529         168,135          565,531          498,870
  Lease operating costs                              12,221,153       9,848,949       34,835,158       29,910,742
  Severance and other taxes                           9,670,565       7,077,994       29,582,400       20,251,822
  Interest expense, net                               6,194,370       7,317,002       18,825,273       21,361,566
  Debt retirement cost                                      ---       6,822,476              ---        9,513,719
                                                  -------------   --------------  --------------  ---------------
                                                     57,951,850      55,470,155      176,335,799      151,782,291
                                                  -------------   --------------  --------------  ---------------

Income Before Income Taxes                           42,901,655      19,472,596      124,438,315       59,559,925

Provision for Income Taxes                           15,394,756       5,341,879       43,360,606       17,943,427

                                                  -------------   --------------  --------------  ---------------
        Net Income                                $  27,506,899   $  14,130,717   $   81,077,709  $    41,616,498
                                                  =============   ==============  ==============  ===============

Per Share Amounts

        Basic:  Net Income                        $        0.96   $         0.51  $         2.86  $          1.50
                                                  =============   ==============  ==============  ===============

        Diluted:  Net Income                      $        0.92   $         0.50  $         2.77  $          1.47
                                                  =============   ==============  ==============  ===============

Weighted Average Shares Outstanding                  28,632,895       27,948,095      28,390,120       27,747,789
                                                  =============   ==============  ==============  ===============

     See accompanying notes to condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              SWIFT ENERGY COMPANY

                                                     Additional                                           Other
                                           Common     Paid-In      Treasury     Unearned     Retained   Comprehensive
                                          Stock(1)    Capital       Stock     Compensation   Earnings   Income (Loss)    Total
                                         ---------- ------------ ------------ ------------ ----------- -------------- -------------
Balance December 31, 2003                $  280,111 $334,865,204 $ (7,558,093)$        --- $ 70,073,384 $    (269,342)$ 397,391,264
                                         ========== ============ ============ ============ ============ ============= =============

Stock issued for benefit plans (46,150
   shares)                                      ---      166,298      661,848          ---          ---           ---       828,146
Stock options exercised (509,105 shares)      5,091    4,260,882          ---          ---          ---           ---     4,265,973
Tax benefits from exercise of stock
   options                                      ---    1,956,555          ---          ---          ---           ---     1,956,555
Employee stock purchase plan (50,418
   shares)                                      504      502,097          ---          ---          ---           ---       502,601
Issuance of restricted stock                    ---    1,785,262          ---   (1,785,262)         ---           ---           ---
Amortization of restricted stock                ---          ---          ---       56,677          ---           ---        56,677
Net income                                      ---          ---          ---          ---   68,450,917           ---    68,450,917
Other comprehensive income                      ---          ---          ---          ---          ---       720,007       720,007
                                                                                                                      -------------
       Total Comprehensive Income                                                                                        69,170,924
                                         ---------- ------------ ------------ ------------ ------------ ------------- -------------
Balance December 31, 2004                $  285,706 $343,536,298 $ (6,896,245)$ (1,728,585 $138,524,301 $     450,665 $ 474,172,140
                                         ======================= ============ ============ ============ ============= =============


Stock issued for benefit plans (31,424
   shares)                                      ---      435,134      450,659          ---          ---           ---       885,793
Stock options exercised (538,488 shares)      5,386    5,810,358          ---          ---          ---           ---     5,815,744
Tax benefits from exercise of stock
   options                                      ---    2,625,563          ---          ---          ---           ---     2,625,563
Employee stock purchase plan (31,436
   shares)                                      314      642,354          ---          ---          ---           ---       642,668
Issuance of restricted stock (15,000
   shares)                                      150    6,229,557          ---   (5,766,426)         ---           ---       463,281
Forfeitures of restricted stock                 ---      (39,030)         ---       39,030          ---           ---           ---
Amortization of restricted stock                ---          ---          ---      928,739          ---           ---       928,739
Net income                                      ---          ---          ---          ---   81,077,709           ---    81,077,709
Other Comprehensive Loss                        ---          ---          ---          ---          ---      (590,406)     (590,406)
                                                                                                                       ------------
       Total Comprehensive Income                                                                                        80,487,303
                                         ---------- ------------ ------------ ------------ ------------ ------------- -------------
Balance September 30, 2005               $  291,556 $359,240,234 $ (6,445,586)$ (6,527,242)$219,602,010 $    (139,741)$ 566,021,231
                                         ========== ============ ============ ============ ============ ============= =============

(1) $.01 Par Value



     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SWIFT ENERGY COMPANY

                                                                         Period Ended September 30,
                                                                --------------------   -------------------
                                                                         2005                   2004
                                                                --------------------   -------------------
Cash Flows From Operating Activities:
  Net income                                                    $         81,077,709   $        41,616,498
  Adjustments to reconcile net income to net cash provided
      by operating activities -
    Depreciation, depletion, and amortization                             76,853,296            57,649,907
    Accretion of asset retirement obligation                                 565,531               498,870
    Deferred income taxes                                                 42,610,606            17,534,427
    Debt retirement cost                                                         ---             9,513,719
    Other                                                                  2,324,132               839,048
    Change in assets and liabilities -
      (Increase) decrease  in accounts receivable                         15,162,260            (5,940,575)
      Increase in accounts payable and accrued liabilities                   739,152             2,402,826
      Increase in accrued interest                                         1,127,146             2,304,843
                                                                --------------------   -------------------
        Net Cash Provided by Operating Activities                        220,459,832           126,419,563
                                                                --------------------   -------------------

Cash Flows From Investing Activities:
  Additions to property and equipment                                   (158,125,266)         (128,499,752)
  Proceeds from the sale of property and equipment                         2,387,293             1,411,554
  Net cash distributed as operator of oil and gas properties              (2,183,944)           (3,910,392)
  Net cash received (distributed) as operator of  partnerships             (467,534)                81,254
  Other                                                                       64,480              (101,164)
                                                                --------------------   -------------------

        Net Cash Used in Investing Activities                           (158,324,971)         (131,018,500)
                                                                --------------------   -------------------

Cash Flows From Financing Activities:
  Proceeds from long-term debt                                                   ---           150,000,000
  Payments of long-term debt                                                     ---          (125,000,000)
  Net payments of bank borrowings                                         (7,500,000)           (9,700,000)
  Net proceeds from issuances of common stock                              6,329,431             3,559,781
  Payments of debt retirement costs                                              ---            (6,712,062)
  Payments of debt issuance costs                                                ---            (4,333,535)
                                                                --------------------   -------------------

        Net Cash Provided by (Used in) Financing Activities               (1,170,569)            7,814,184
                                                                --------------------   -------------------


Net Increase in Cash and Cash Equivalents                       $         60,964,292   $         3,215,247
                                                                =====================  ====================

Cash and Cash Equivalents at Beginning of Period                           4,920,118             1,066,280
                                                                ---------------------  --------------------

Cash and Cash Equivalents at End of Period                      $         65,884,410   $         4,281,527
                                                                ====================   ===================


Supplemental Disclosures of Cash Flow Information:


Cash Paid During Period for Interest, Net of Amounts Capitalized$         16,887,396   $        18,200,440
Cash Paid During Period for Income Taxes                        $            750,000   $           409,000

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

(2)  Summary of Significant Accounting Policies

         Property and Equipment

              We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the nine months ended September 30, 2005 and 2004, such internal costs capitalized totaled $13.4 million and $9.6 million, respectively. Interest costs are also capitalized to unproved oil and gas properties. For the nine months ended September 30, 2005 and 2004, capitalized interest on unproved properties totaled $5.3 million and $4.7 million, respectively. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

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

              The cost of unproved properties not being amortized is assessed quarterly, on a country-b-country basis, to determine whether such properties have been impaired. In determining whether such costs should

                              SWIFT ENERGY COMPANY


         be impaired, we evaluate current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized. To the extent costs accumulate in countries where there are no proved reserves, any costs determined by management to be impaired are charged to expense.

         Full-Cost Ceiling Test

              At the end of each quarterly  reporting  period,  the  unamortized cost of oil and gas properties (including gas processing facilities, capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the recognized asset retirement obligation liability) is limited to the sum of the estimated future net revenues from proved properties (excluding cash outflows from recognized asset retirement obligations, including future development and abandonment costs of wells to be drilled, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties) adjusted for related income tax effects ("Ceiling Test"). Our hedges at September 30, 2005 consisted of natural gas and crude oil price floors with strike prices lower than the period-end price and thus did not materially affect prices used in this calculation. This calculation is done on a country-by-country basis.

              The calculation of the Ceiling Test and provision for DD&A is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and gas that are ultimately recovered. Our reserves estimates are prepared in accordance with Securities and Exchange Commission guidelines; and, are audited on an annual basis at year-end by a firm of independent petroleum engineers in accordance with standards approved  by the  Board  of  Directors  of  the  Society  of  Petroleum
         Engineers.

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

         Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Swift Energy Company and its wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with a focus on inland waters and onshore oil and natural gas reserves in Louisiana and Texas, as well as oil and natural gas reserves in New Zealand. Our undivided interests in gas processing plants, and investments in six oil and gas limited partnerships where we are the general partner are accounted for using the proportionate consolidation method, whereby our proportionate share of each entity's assets, liabilities, revenues, and expenses are included in the appropriate classifications in the accompanying consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the accompanying consolidated financial statements.

         Revenue Recognition

              Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Processing costs for natural gas and natural gas liquids ("NGLs") that are paid in-kind are deducted from revenues. The Company uses the entitlement method of accounting in which the Company recognizes its ownership interest in production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in "Accounts payable and accrued liabilities" on the accompanying balance sheet. Natural gas balancing receivables are reported in "Other current assets" on the accompanying balance sheet when our ownership share of production exceeds sales. As of September 30, 2005, we did not have any material natural gas imbalances.

                              SWIFT ENERGY COMPANY


         Accounts Receivable

              Included in the "Accounts receivable" balance, which totaled $39.0 million at December 31, 2004, on the accompanying balance sheets, were approximately $2.3 million of receivables related to hydrocarbon volumes produced from 2001 and 2002 that had been disputed since early 2003. As a result of the dispute, we did not record a receivable with regard to any 2003 disputed volumes and our contract governing these sales expired in 2003. Based on settlement discussions, we settled our claim with this counter-party in July 2005 by receiving a cash payment for less than our gross receivable. Accordingly, in the second quarter of 2005, we increased our reserve for this claim by approximately $0.6 million, which is recorded in "Price-risk management and other, net" on the accompanying statements of income.

              We assess the collectibility of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At September 30, 2005 and December 31, 2004, we had an allowance for doubtful accounts of less than $0.1 million and $0.5 million, respectively. The allowance for doubtful accounts has been deducted from the total "Accounts receivable" balances on the accompanying balance sheets.

         Inventories

              We value inventories at the lower of cost or market value. Cost of crude oil inventory is determined using the weighted average method and all other inventory is accounted for using the first in, first out method ("FIFO"). The major categories of inventories, which are included in "Other current assets" on the accompanying balance sheets, are shown as follows:

                                                Balance at           Balance at
                                            September 30, 2005    December 31, 2004
                                                  (000's)              (000's)
                                            ------------------   -------------------
    Materials, Supplies and  Tubulars       $            7,726   $             6,417
    Crude Oil                                              711                   770
                                            ------------------   -------------------
                Total                       $            8,437   $             7,187
                                            ==================   ===================



         Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the reported amount of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates underlying these financial statements include:

         o the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties and the related present value of estimated future net cash flows there-from,

         o accruals related to oil and gas revenues, capital expenditures and lease operating expenses,

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

                              SWIFT ENERGY COMPANY


         Income Taxes

              Under SFAS No. 109, "Accounting for Income Taxes," deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. The effective tax rates for both the first nine months of 2005 and 2004 were lower than the statutory tax rates primarily due to reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation and corrections to the New Zealand tax basis calculations. In the first nine months of 2005, these amounts were partially offset by higher deferred state income taxes. The first nine months of 2004 included favorable corrections to tax basis amounts discovered while preparing the prior year's tax returns. The tax laws in the jurisdictions we operate in are continuously changing and professional judgments regarding such laws can differ.

         Accounts Payable and Accrued Liabilities

              Included in "Accounts payable and accrued liabilities," on the accompanying balance sheets, at September 30, 2005 and December 31, 2004 are liabilities of approximately $6.0 million and $6.9 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in the applicable disbursement bank accounts.

         Accumulated Other Comprehensive Income (Loss), Net of Income Tax

              We follow the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At September 30, 2005, we recorded $0.1 million, net of taxes of less than $0.1 million, of derivative losses in "Accumulated other comprehensive income (loss), net of income tax" on the accompanying balance sheet. The components of accumulated other comprehensive income (loss) and related tax effects for the period ending September 30, 2005 were as follows (in thousands):

                                                                   Tax                        Net of Tax
                                                               Gross Value   Tax Effect         Value
                                                              ------------   ----------    ---------------

        Other comprehensive income at
             December 31, 2004                                $    710,828   $ (260,163)   $       450,665
        Change in fair value of cash flow hedges                  (129,865)      45,788            (84,077)
        Effect of cash flow hedges settled
             during the period                                    (802,423)     296,094           (506,329)
                                                              ------------   ----------    ---------------

        Other comprehensive loss at September 30, 2005        $   (221,460)  $   81,719    $      (139,741)
                                                              ============   ==========    ===============


              Total comprehensive income was $27.7 million and $14.2 million for the third quarters of 2005 and 2004, respectively. Total comprehensive income was $80.5 million and $41.8 million for the first nine months of 2005 and 2004, respectively.

         Stock Based Compensation

              We  account  for two  stock-based  compensation  plans  under  the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We issued restricted stock to officers for the first time in the fourth quarter of 2004, and then to directors in the second quarter of 2005, and to other employees in the third quarter of 2005. For the nine month period ended September 30, 2005, we recorded expense for stock based compensation, which primarily includes restricted stock expense, of $1.0 million in "General and administrative, net" on the accompanying statements of income. No stock-based employee compensation cost is reflected in net income for employee stock options, as all options granted under our plan had an exercise price equal to the market value of the underlying common stock on the date of the grant; or in the case of the employee stock purchase plan, as the purchase price is 85% of the lower of the closing price of our common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant. Had compensation expense for these plans been determined based on the fair value of the options consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been adjusted to the following pro forma amounts:

                              SWIFT ENERGY COMPANY

                                                                            Three Months Ended September 30,
                                                                           ---------------------------------
                                                                                2005               2004
                                                                           ---------------     -------------
           Net Income:          As Reported                                    $27,506,899       $14,130,717
                                Stock-based employee compensation
                                expense determined under fair value
                                method for all  awards, net of tax                (995,399)      (1,059,331)
                                                                           ---------------     -------------
                                Pro Forma                                      $26,511,500       $13,071,386

           Basic EPS:           As Reported                                        $.96               $.51
                                Pro Forma                                          $.93               $.47

           Diluted EPS:         As Reported                                        $.92               $.50
                                Pro Forma                                          $.89               $.46


                                                                            Nine Months Ended September 30,
                                                                           ---------------------------------
                                                                                2005              2004
                                                                           ---------------     -------------
           Net Income:          As Reported                                    $81,077,709       $41,616,498
                                Stock-based employee compensation
                                expense determined under fair value
                                method for all  awards, net of tax              (2,968,488)       (3,170,157)
                                                                           ---------------     -------------
                                Pro Forma                                      $78,109,221       $38,446,341

           Basic EPS:           As Reported                                       $2.86              $1.50
                                Pro Forma                                         $2.75              $1.39

           Diluted EPS:         As Reported                                       $2.77              $1.47
                                Pro Forma                                         $2.67              $1.36

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

              We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. During the third quarters of 2005 and 2004, we recognized net losses of $0.4 million and $0.2 million, respectively, relating to our derivative activities. During the first nine months of 2005 and 2004, we recognized net losses of $0.9 million and $1.3 million, respectively, relating to our derivative activities. This activity is recorded in "Price-risk

                              SWIFT ENERGY COMPANY


         management and other, net" on the accompanying statements of income. At September 30, 2005, the Company had recorded $0.1 million, net of taxes of less than $0.1 million, of derivative losses in "Accumulated other comprehensive income (loss), net of income tax" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for the first nine months of 2005 and 2004 was not material. We expect to reclassify all amounts currently held in "Accumulated other comprehensive income (loss), net of income tax" into the statement of income within the next three months when the forecasted sale of hedged production occurs.

              At September 30, 2005, we had in place price floors in effect for October 2005 through the December 2005 contract month for natural gas, that cover a portion of our domestic natural gas production for October 2005 to December 2005. The natural gas price floors cover notional volumes of 800,000 MMBtu, with a weighted average floor price of $5.91 per MMBtu. Our natural gas price floors in place at September 30, 2005 are expected to cover approximately 20% to 30% of our estimated domestic natural gas production from October 2005 to December 2005.

              When we entered into these transactions discussed above, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and documented and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in "Accumulated other comprehensive income (loss), net of income tax." When the hedged transactions are recorded upon the actual sale of oil and natural gas, these gains or losses are reclassified from "Accumulated other comprehensive income
         (loss), net of income tax" and recorded in "Price-risk management and other, net" on the accompanying statement of income. The fair value of our derivatives is computed using the Black-Scholes option pricing model and is periodically verified against quotes from brokers. The fair value of these instruments at September 30, 2005, was less than $0.1 million and is recognized on the accompanying balance sheet in "Other current assets."

         Supervision Fees

              Consistent with industry practice, we charge a supervision fee to the wells we operate including our wells in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to general and administrative, net based on our estimate of the costs incurred to operate the wells. The total amount of supervision fees charged to the wells we operate was $5.8 million and $4.0 million in the first nine months of 2005 and 2004, respectively.

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

                              SWIFT ENERGY COMPANY


                                                                                  2005              2004
                                                                           ----------------   ---------------
         Asset Retirement Obligation recorded as of January 1              $     17,639,136   $    10,137,473
           Accretion expense for the nine months ended September 30                 565,531           498,870
           Liabilities incurred for new wells and facilities construction            63,772           315,404
           Reductions due to sold, or plugged and abandoned wells                  (360,104)         (234,769)
           Increase (decrease) due to currency exchange rate fluctuations           (27,755)           37,569
                                                                           ----------------   ---------------
         Asset Retirement Obligation as of September 30                    $     17,880,580   $    10,754,547
                                                                           ----------------   ---------------


              At September 30, 2005 and December 31, 2004, approximately $1.3 million and $0.5 million, respectively, of our asset retirement obligation is classified as a current liability in "Accounts payable and accrued liabilities" on the accompanying balance sheets.

         New Accounting Pronouncements

              In September and November 2004, and March 2005, the EITF discussed a proposed framework for addressing when a limited partnership should be consolidated by its general partner, EITF Issue 04-5. The proposed framework presumes that a sole general partner in a limited partnership controls the limited partnership, and therefore should consolidate the limited partnership. The presumption of control can be overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights. The EITF reached a tentative conclusion on the circumstances in which either kick-out rights or participating rights would be considered substantive and preclude consolidation by the general partner. The EITF tentatively concluded that for kick-out rights to be considered substantive, the conditions specified in paragraph B20 of FIN 46R should be met. With regard to the definition of participating rights that would preclude consolidation by the general partner, the EITF concluded that the definition of those rights should be consistent with those in EITF Issue 96-16. The EITF also reached a tentative conclusion on the transition for Issue 04-05. The FASB ratified the EITF consensus at the June 2005 EITF meeting. We do not believe this EITF will have a material impact on our consolidated financial statements because we believe our limited partners have substantive kick-out rights under paragraph B20 of FIN 46R.

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

                              SWIFT ENERGY COMPANY


         guidance on valuing options, estimating volatility and expected terms of the option awards, and discusses the SEC's views on share-based payment transactions with non-employees, the capitalization of compensation cost and accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R.

              We have elected to adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123R's fair value method is expected to have a significant impact on our results of operations. However, it will have no impact on our overall financial position. We currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123R. The significance of the impact of adoption will depend on levels of outstanding unvested share-based payments on the date of adoption and share-based payments granted in the future. However, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share under "Stock Based Compensation" above.

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

              In July 2005, the FASB issued an exposure draft "Accounting for Uncertain Tax Positions, a proposed interpretation of FASB Statement No. 109." The proposed interpretation would apply to all open tax positions under FASB No. 109. The conclusions in this interpretation include: initial recognition of tax benefits, recognition and de-recognition of tax positions, measurement of tax benefits and classifications of tax liabilities. The comment period on this exposure draft ended in September 2005, and we are currently assessing the impact, if any, that this interpretation would have on our financial position and results of operations. The proposal enactment date would require application effective December 31, 2005.

(3)  Earnings Per Share

              Basic earnings per share ("Basic EPS") have been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share ("Diluted EPS") for all periods also assumes, as of the beginning of the period, exercise of stock options and restricted stock grants to employees using the treasury stock method. Certain of our stock options, that could potentially dilute Basic EPS in the future, were anti-dilutive for the three-month and nine-month periods ended September 30, 2005 and 2004, and are discussed below.

              The  following  is  a   reconciliation   of  the   numerators  and
         denominators used in the calculation of Basic and Diluted EPS for the three-month and nine-month periods ended September 30, 2005 and 2004:

                              SWIFT ENERGY COMPANY


                                                           Three Months Ended September 30,
                                      ------------------------------------------------------------------------------
                                                      2005                                   2004
                                      ---------------------------------------  -------------------------------------
                                          Net                     Per Share        Net                     Per Share
                                         Income       Shares        Amount        Income       Shares        Amount
                                      ------------  -----------  ------------  ------------  -----------  ----------

      Basic EPS:
        Net Income and Share Amounts  $ 27,506,899   28,632,895  $       0.96  $ 14,130,717   27,948,095  $     0.51
        Dilutive Securities:
        Restricted Stock                       ---       71,815                         ---         ---
        Stock Options                          ---    1,081,254                         ---     555,861
                                      ------------  -----------                ------------  ----------
      Diluted EPS:
        Net Income and Assumed Share
          Conversions                 $ 27,506,899   29,785,964  $       0.92  $ 14,130,717  28,503,956   $     0.50
                                      ------------  -----------                ------------  ----------


                                                            Nine Months Ended September 30,
                                      ------------------------------------------------------------------------------
                                                      2005                                   2004
                                      --------------------------------------   -------------------------------------
                                           Net                    Per Share        Net                   Per Share
                                         Income       Shares        Amount       Income        Shares       Amount
                                      ------------  ----------- -------------  -----------   -----------  ----------
      Basic EPS:
        Net Income and Share Amounts  $ 81,077,709   28,390,120  $       2.86  $ 41,616,498   27,747,789  $     1.50
        Dilutive Securities:
        Restricted Stock                       ---       37,194                         ---          ---
        Stock Options                          ---      866,822                         ---      502,251
                                      ------------  -----------                -----------   -----------
      Diluted EPS:
        Net Income and Assumed Share
          Conversions                 $ 81,077,709   29,294,136  $       2.77  $ 41,616,498   28,250,040  $     1.47
                                      ------------  -----------                ------------  ----------

              Options to purchase approximately 2.4 million shares at an average exercise price of $20.24 were outstanding at September 30, 2005, while options to purchase 2.8 million shares at an average exercise price of $17.65 were outstanding at September 30, 2004. Less than 0.1 million and 0.9 million options to purchase shares were not included in the computation of Diluted EPS for the three-month periods ended September 30, 2005 and 2004, respectively, and approximately 0.2 million and 0.9 million options to purchase shares were not included in the computation of Diluted EPS for the nine-month periods ended September 30, 2005 and 2004, respectively, because these options were antidilutive in that the option price was greater than the average closing market price for the common shares during those periods. Restricted stock grants to consultants of 15,000 shares, which were issued in the second half of 2004, were not included in the computation of Diluted EPS for the three-month and nine-month periods ended September 30, 2005, as performance conditions surrounding the vesting of these shares had not occurred.

(4) Long-Term Debt

              Our long-term debt, including the current portion, as of September 30, 2005 and December 31, 2004, was as follows (in thousands):

                                                               September 30,            December 31,
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

                              SWIFT ENERGY COMPANY


         Bank Borrowings

              At September 30, 2005, we had no outstanding borrowings under our $400.0 million credit facility with a syndicate of ten banks that has a borrowing base of $250.0 million and expires in October 2008. At December 31, 2004, we had $7.5 million in outstanding borrowings under our credit facility. The interest rate is either (a) the lead bank's prime rate (6.75% at September 30, 2005), or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. In June 2004, we renewed this credit facility, increasing the facility to $400 million from $300 million and extending its expiration to October 1, 2008 from October 1, 2005. The other terms of the credit facility, such as the borrowing base amount and commitment amount, stayed largely the same. The covenants related to this credit facility changed somewhat with the extension of the facility and are discussed below. We incurred $0.4 million of debt issuance costs related to the renewal of this facility in 2004, which is included in "Debt issuance costs" on the accompanying balance sheets and will be amortized to interest expense over the life of the facility.

              The terms of our credit facility also include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX), and limitations on incurring other debt or repurchasing our 7-5/8% senior notes due 2011 or 9-3/8% senior subordinated notes due 2012. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group at $250.0 million effective November 1, 2005. At our request, the commitment amount with our bank group was reduced to $150.0 million effective May 9, 2003, and continues at this amount. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The next scheduled borrowing base review is in May 2006.

              Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.2 million and $0.3 million for the three-months ended September 30, 2005 and 2004, respectively, and $0.8 million and $1.2 million for the nine-months ended September 30, 2005 and 2004, respectively. The amount of commitment fees included in interest expense, net was $0.1 million for both the three-months ended September 30, 2005 and 2004, and $0.4 million for both the nine-months ended September 30, 2005 and 2004.

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

                              SWIFT ENERGY COMPANY


         of purchase. The terms of these notes include, among other restrictions, a limitation on how much of our own common stock we may repurchase. We are currently in compliance with the provisions of the indenture governing these senior notes.

              Interest expense on the 7-5/8% senior notes due 2011, including amortization of debt issuance costs totaled $3.0 million for both the three-months ended September 30, 2005 and 2004, and $8.9 million and $3.2 million for the nine-months ended September 30, 2005 and 2004, respectively.

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

              Interest expense on the 9-3/8% senior subordinated notes due 2012, including amortization of debt issuance costs totaled $4.8 million for both the three-months ended September 30, 2005 and 2004, and $14.4 million for both the nine-months ended September 30, 2005 and 2004.

         Other

              The aggregate maturities on our long-term debt are $150 million for 2011 and $200 million for 2012.

              We have capitalized interest on our unproved properties in the amount of $1.8 million and $1.6 million for the three-months ended September 30, 2005 and 2004, respectively, and $5.3 million and $4.7 million for the nine-months ended September 30, 2005.

(5) Foreign Activities

              As of September 30, 2005, our gross capitalized oil and gas property costs in New Zealand totaled approximately $278.2 million. Approximately $238.8 million has been included in the "Proved properties" portion of our oil and gas properties, while $39.4 million is included as "Unproved properties." Our functional currency in New Zealand is the U.S. Dollar. Net assets of our New Zealand operations total $240.0 million at September 30, 2005. In April 2005, Swift Energy New Zealand ("SENZ") was awarded petroleum mining permit ("PMP") 38155 and petroleum exploration permit ("PEP") 38495 by the New Zealand Government. PMP 38155 is for the development of our Kauri Sand and Manutahi Sand discoveries and covers 8,708 acres and allows us to fully develop our Kauri area for a primary term of 30 years. Following the award of PEP 38495, SENZ initiated a farm-in agreement with Mighty River Power ("MRP"), whereby SENZ agreed to transfer a 50% interest in the permit to MRP in return for MRP funding various seismic operations during 2005 and 2006. PEP 38495 is located offshore in the southern portion of the basin to the south and west of our PEP 38719 and encompasses approximately 600 square miles.

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

              In the third quarter of 2005, we agreed to purchase interests in the South Bearhead Creek Field in Beauregard Parish, Louisiana with an effective date of August 1, 2005. We expect this purchase to close in November 2005 with an expected purchase price of approximately $24 million.

                              SWIFT ENERGY COMPANY


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


                                                              Three Months Ended September 30,
                                     -----------------------------------------------------------------------------------
                                                       2005                                       2004
                                     ----------------------------------------   ----------------------------------------
                                                       New                                         New
                                        Domestic     Zealand        Total           Domestic     Zealand        Total
                                     ------------  -----------  -------------   -------------  -----------  ------------
Oil and gas sales                    $ 81,692,754  $19,314,770  $ 101,007,524   $  63,497,169  $11,155,937  $ 74,653,106

Costs and Expenses:
    Depreciation, depletion and        17,328,183    6,542,104     23,870,287      15,112,143    4,733,024    19,845,167
      amortization
    Accretion of asset retirement         157,442       34,087        191,529         124,781       43,354       168,135
      obligation
    Lease operating costs               8,903,988    3,317,165     12,221,153       7,293,487    2,555,462     9,848,949
    Severance and other taxes           8,438,368    1,232,197      9,670,565       6,310,555      767,439     7,077,994
                                     ------------  -----------  -------------     -----------  -----------  ------------

Income from oil and gas operations   $ 46,864,773  $ 8,189,217  $  55,053,990   $  34,656,203  $ 3,056,658  $ 37,712,861

    Price-risk management and                                        (154,019)                                   289,645
      other, net

    General and administrative, net                                 5,803,946                                  4,390,432
    Interest expense, net                                           6,194,370                                  7,317,002
    Debt retirement cost                                                  ---                                  6,822,476
                                                                -------------                               ------------

Income Before Income Taxes                                      $  42,901,655                               $ 19,472,596
                                                                =============                               ============


                                                                Nine Months Ended September 30,
                                     --------------------------------------------------------------------------------------
                                                       2005                                       2004
                                     ------------------------------------------   -----------------------------------------
                                                       New                                           New
                                        Domestic     Zealand         Total           Domestic      Zealand        Total
                                     ------------  ------------  --------------   -------------  ------------  ------------

Oil and gas sales                    $248,399,764  $ 53,051,493  $  301,451,257   $ 177,918,389  $ 34,513,276  $212,431,665

Costs and Expenses:
    Depreciation, depletion and
       amortization                    57,560,343    19,292,953      76,853,296      44,533,330    13,116,577    57,649,907
    Accretion of asset retirement
       obligation                         465,465       100,066         565,531         375,028       123,842       498,870
    Lease operating costs              25,651,928     9,183,230      34,835,158      22,147,817     7,762,925    29,910,742
    Severance and other taxes          26,197,345     3,385,055      29,582,400      17,792,020     2,459,802    20,251,822
                                     ------------  ------------  --------------   -------------  ------------  ------------

Income from oil and gas operations   $138,524,683  $ 21,090,189  $  159,614,872   $  93,070,194  $ 11,050,130  $104,120,324

    Price-risk management and
      other, net                                                       (677,143)                                 (1,089,449)

    General and administrative, net                                  15,674,141                                  12,595,665
    Interest expense, net                                            18,825,273                                  21,361,566
    Debt retirement cost                                                    ---                                   9,513,719
                                                                 --------------                                ------------

Income Before Income Taxes                                       $  124,438,315                                $ 59,559,925
                                                                 ==============                                ============

Total Assets                         $886,525,732  $239,968,842  $1,126,494,574   $ 719,512,808  $202,689,893  $922,202,701
                                     ============  ==-=========  ==============   =============  ============  ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SWIFT ENERGY COMPANY


              You should read the following discussion and analysis in conjunction with our financial information and our condensed consolidated financial statements and notes thereto included in this report and our Form 10-K for the year ended December 31, 2004. The following information contains forward-looking statements. For a discussion of limitations inherent in forward-looking statements, see "Forward-Looking Statements" on page 33 of this report.

         Overview

              For the third quarter of 2005, our revenues were $100.9 million, a 35% increase, and our production was 13.5 Bcfe, a 3% decrease, in both cases as compared to third quarter 2004 results. These revenues and production levels for the third quarter of 2005 were lower than our pre-hurricane guidance as a result of production shut-ins necessitated by Hurricanes Katrina and then Rita. We estimate that the effect of these hurricanes deferred approximately 3.0 Bcfe of production from the third quarter of 2005. The weighted average price increased 40% to $7.48 per Mcfe for the third quarter of 2005 from $5.36 in the same period of 2004. The strong commodity prices during third quarter 2005 supported the increase in our revenues as compared to the same period in 2004 despite the impact of the hurricanes on our production.

              Hurricane Katrina shut-down procedures were implemented beginning August 26, 2005 in our Lake Washington Field in Plaquemines Parish, Bay de Chene Field in Jefferson and Lafourche Parishes, and Cote Blanche Island Field in St. Mary's Parish. Production at our Cote Blanche Island Field was resumed in late August to pre-hurricane levels while damage assessment and repair work on our facilities and infrastructure was conducted in Lake Washington and Bay de Chene. Some of our drilling operations had resumed in Lake Washington in mid-September when shut-down procedures were again implemented during the approach of
         Hurricane Rita. Our preparations for Hurricane Rita began in late September in our Lake Washington Field, the Toledo Bend Area, consisting of the Brookeland Field located in East Texas in Jasper and Newton Counties, and the Masters Creek Field located across the Sabine River in western Louisiana parishes of Rapides and Vernon, and again in our Cote Blanche Island Field. In early October, production was restored at our Lake Washington Field to approximately 80% of pre-Katrina levels and production in our Masters Creek and Brookeland Field was restored to 100% of pre-Rita levels in mid-October. We expect production in our Lake Washington field to return to pre-hurricane rates in the near future. Pending completion of repairs, production remains shut-in at our Bay de Chene Field due to damage from Hurricane Katrina. Our Cote Blanche Island Field, which had not suffered damage from Hurricane Katrina but did suffer damage from Hurricane Rita remains shut-in. Drilling, completion and recompletion operations resumed with two drilling rigs and one completion rig in Lake Washington, and one completion rig working in Bay de Chene in early October. A third drilling rig, which was damaged during Hurricane Katrina, just returned to the Lake Washington area in early November 2005.

              In addition to the impact on our production, the hurricanes also resulted in substantial operational disruption in our Louisiana coastal fields. The disruption includes deferred drilling, displaced employees, offices, and dock facilities, and for a period, hampered communication. A new shore base was opened in DuLac, Louisiana to facilitate repairs in the fields and office space and housing was established for our affected employees near Houma, Louisiana. The new shore base is a considerable distance from the previous shore base in Port Sulphur adding considerable travel time to the fields. Additionally, we provided personnel and equipment as requested by local authorities to help with levee repairs and the restoration of access and services to the lower Plaquemines Parish area.

              During the third quarter of 2005, we recorded approximately $7.5 million of costs related to Hurricane Katrina and $1.3 million related to Hurricane Rita, and expect additional hurricane related costs to be incurred in the fourth quarter of 2005. Approximately $1.0 million of the total costs were expensed to lease operating expense, net of estimated insurance reimbursement, in the third quarter of 2005. The remainder of the costs related to capital projects. .

              For the first nine months of 2005, we had revenues of $300.8 million and production of 44.9

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         Bcfe, which is a 42% increase in revenues and a 6% increase in production over first nine months of 2004 results. Our revenues for the first nine months of 2005 were supported by record high oil and gas prices in the industry, while at the same time, our production increased over 2004 levels. Our efforts and capital throughout the first nine months of 2005 remained primarily focused on infrastructure improvements, increased production, and the development of long-lived reserves through exploration and exploitation activities primarily in southern Louisiana, South Texas and New Zealand. We expect to continue this focus throughout the last quarter of 2005.

              Our overall costs and expenses have increased, and we expect costs and expenses to continue to increase in the fourth quarter of 2005. The primary increase in these costs and expenses is due to increased depreciation, depletion and amortization expense as a result of increased estimates for future development costs and additional capital expenditures during the year. The other primary factor for our increased costs and expenses is due to increased production in Lake Washington along with higher severance taxes due to increased revenues. We've also seen an increase in our general and administrative expenses due to an increased workforce and stock compensation expense associated with the issuance of restricted stock. Although our lease operating costs were less than originally anticipated through the first six months of 2005, due to lower than expected chemical, repair and maintenance costs as well as no significant work-over activity, lease operating costs were adversely affected in the third quarter of 2005 due to Hurricane Katrina.

              Our financial position remains strong and flexible, allowing us to take advantage of future opportunities in organic growth through drilling and strategic growth through acquisitions. Our financial ratios have also continued to improve. Our debt to PV-10 ratio decreased to 10% at September 30, 2005 compared to 18% at December 31, 2004, due to higher crude oil and natural gas prices and a slight decrease in our total debt. Higher commodity prices have increased our PV-10 value. Our debt to capitalization ratio was 38% at September 30, 2005 compared to 43% at year-end 2004, as debt levels decreased slightly in 2005 and retained earnings increased as a result of the current period profit.

              There are a number of factors that support our belief that Swift Energy's performance for the last quarter of 2005 will be strong. We believe that strong commodity prices will continue over the foreseeable future, based in part on forward-strip pricing. We expect to return to pre-Hurricane Katrina production levels during the fourth quarter of 2005 in Lake Washington and along with the capacity increase of the new facilities in Lake Washington is on schedule to be completed late in the fourth quarter of 2005, which was delayed due to hurricanes. Our 3-D seismic data study of southern Louisiana has yielded success in our exploration and development activities. Continued work-over and recompletion activity is expected to take place in the last quarter of 2005, particularly in the Bay de Chene and Cote Blanche Island fields in southern Louisiana, however, this work has been delayed somewhat due to our recovery from Hurricanes Katrina and Rita. The Piakau discovery in New Zealand has early results that are encouraging, although further reservoir delineation is required. Our diversified drilling portfolio positions us for higher impact exploration drilling as well as expanded exploitation efforts in both the last quarter of 2005 and into 2006.

         Results of Operations - Three Months Ended September 30, 2005 and 2004

              Revenues. Our revenues in the third quarter of 2005 increased by 35% compared to revenues in the same period in 2004, due primarily to an increase in commodity prices, partially offset by lower production volumes. Revenues from our oil and gas sales comprised substantially all of our net revenues for the third quarter of both 2005 and 2004. In the third quarter of 2005, oil production made up 47% of total production, natural gas made up 44%, and NGL represented 9%. In the third quarter of 2004, oil production made up 46% of total production, natural gas made up 43%, and NGL represented 11%.

              Our third quarter of 2005 weighted average prices increased 40% to $7.48 per Mcfe from $5.36 in the third quarter of 2004, with per barrel oil prices appreciating 42% to $59.66 from $41.99 during the same period in 2004, per Mcfe natural gas prices increasing 33% to $5.29 from $3.97, and per barrel NGL prices rose 36% to $31.84 from $23.33.

              Our third quarter of 2005 production was adversely affected by Hurricanes Katrina and Rita. Our Lake Washington field was shut-in from late August due to Hurricane Katrina and began producing again briefly

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         in late September, but was then shut-in as Hurricane Rita approached. The field began producing again in early October 2005, however, at approximately 80% of pre-Katrina levels.

              The following table sets forth our revenues from oil and gas sales and the volumes underlying those sales from our core areas for the three months ended September 30, 2005 and 2004, illustrating the changes between the two periods:

                                                          Three Months Ended September 30,
                                    ----------------------------------------------------------------------------
     Area                            Oil and Gas Sales (In Millions)       Net Oil and Gas Sales Volumes (Bcfe)
     ----
                                    ----------------------------------     -------------------------------------
                                                2005              2004               2005                   2004
                                                ----              ----               ----                   ----
     AWP Olmos                               $  16.5            $ 11.9                2.0                    2.1
     Brookeland                                  6.5               4.5                0.8                    0.8
     Lake Washington                            46.6              37.1                4.9                    5.5
     Masters Creek                               4.5               5.4                0.5                    0.9
     Other                                       7.6               4.6                0.9                    0.9
                                    ----------------   ---------------     --------------   --------------------
             Total Domestic                  $  81.7            $ 63.5                9.1                   10.2
                                    ----------------   ---------------     --------------   --------------------
     Rimu/Kauri                                 11.3               4.4                2.2                    1.0
     TAWN                                        8.0               6.8                2.2                    2.7
                                    ----------------   ---------------     --------------   --------------------
             Total New Zealand               $  19.3            $ 11.2                4.4                    3.7
                                    ----------------   ---------------     --------------   --------------------
     Total                                   $ 101.0            $ 74.7               13.5                   13.9
                                    =================  ===============     ===============  ====================


              The following table breaks down our sales volumes by commodity and provides average sales prices for each commodity for the quarters ending September 30, 2005 and 2004:

                                                         Sales Volume                    Average Sales Price
                                             ------------------------------------    ---------------------------
                                                 Oil      NGL     Gas   Combined       Oil      NGL        Gas
                                               (MBbl)   (MBbl)   (Bcf)     (Bcfe)     (Bbl)    (Bbl)      (Mcf)
                                             --------  -------  ------  ---------    ------  -------  ----------
         2005
         Three Months Ended September 30:
              Domestic                            925      119     2.8        9.1    $59.44   $40.58      $7.68
              New Zealand                         134       85     3.1        4.4    $61.23   $19.50      $3.08
                                             --------  -------  ------  ---------
                    Total                       1,059      204     5.9       13.5    $59.66   $31.84      $5.29
                                             ========  =======  ======  =========
         2004
         Three Months Ended September 30:
              Domestic                          1,008      151     3.2       10.2    $41.60   $26.44      $5.47
              New Zealand                          68      100     2.8        3.7    $47.75   $18.63      $2.21
                                             --------  -------  ------  ---------
                    Total                       1,076      251     6.0       13.9    $41.99   $23.33      $3.97
                                             ========  =======  ======  =========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY

              In the third quarter of 2005, our $26.4 million increase in oil, NGL, and natural gas sales over the same period in 2004 resulted from:

         o Price variances that had a $28.4 million favorable impact on sales, of which $18.7 million was attributable to the 42% increase in average oil prices received, $7.9 million was attributable to the 33% increase in average gas prices received, and $1.8 million was attributable to the 36% increase in average NGL prices received; and

         o Volume variances that had a $2.0 million unfavorable impact on sales, with $0.7 million of decreases coming from the 17,000 Bbl decrease in oil sales volumes, $0.2 million of decreases due to the less than 0.1 Bcfe decrease in gas sales volumes, and by a $1.1 million decrease attributable to the 47,000 Bbl decrease in NGL sales volumes.

              Costs and Expenses. Our expenses in the third quarter of 2005 increased $2.5 million, or 4%, compared to expenses in the same period of 2004. The increase was mainly due to a $4.0 million increase in DD&A, a $2.4 million increase in lease operating costs, and a $2.6 million increase in severance and other taxes. These cost increases in the third quarter of 2005 were partially offset by debt retirement costs that were incurred in the third quarter of 2004, which totaled $6.8 million.

              Our third quarter 2005 general and administrative  expenses,  net, increased $1.4 million, or 32%, from the level of such expenses in the same 2004 period. This increase was primarily due to an increase in workforce, resulting in increased salaries and benefits, and stock compensation expense associated with the issuance of restricted stock. Our net general and administrative expenses per Mcfe produced increased to $0.43 per Mcfe in the third quarter of 2005 from $0.32 per Mcfe in the same 2004 period. The increase to $0.43 per Mcfe was mainly attributable to deferred production from the hurricanes. For the third quarters of 2005 and 2004, our capitalized general and administrative costs totaled $4.6 million and $3.4 million, respectively. The portion of supervision fees recorded as a reduction to general and administrative expenses was $2.0 million for the third quarter of 2005 and $1.6 million for the 2004 period.

              DD&A increased $4.0 million, or 20%, in the third quarter of 2005 from the level of those expenses in the same period of 2004. Domestically, DD&A increased $2.2 million in the third quarter of 2005 predominantly due to increases in our depletable oil and gas property base including future development costs, and to a lesser extent, lower reserve volumes than in the same 2004 period, offset by a decline in domestic production. In New Zealand, DD&A increased by $1.8 million in the third quarter of 2005 due to increases in the depletable oil and gas property base, increased production in the 2005 period, and lower reserve volumes than in the same 2004 period. Our DD&A rate per Mcfe of production was $1.77 and $1.43 in the third quarters of 2005 and 2004, respectively.

              We recorded $0.2 million of accretions to our asset retirement obligation in both the third quarters of 2005 and 2004.

              Our lease operating costs per Mcfe produced were $0.91 and $0.71 in the third quarters of 2005 and 2004, respectively. Our lease operating costs in the third quarter of 2005 increased $2.4 million, or 24%, over the level of such expenses in the same 2004 period. Approximately $1.6 of the increase was related to our domestic operations, which increased by a net of $1.0 million due to Hurricane Katrina related costs. Our lease operating costs in New Zealand increased in the third quarter of 2005 by $0.8 million due to increased production in the 2005 period. The increase to $0.91 per Mcfe was mainly attributable to deferred production from the hurricanes.

              In the third quarter of 2005, severance and other taxes increased $2.6 million, or 37%, over levels in the third quarter of 2004. The increase was due primarily to higher commodity prices. Severance and other taxes, as a percentage of oil and gas sales, were approximately 9.6% and 9.5% in the third quarters of 2005 and 2004, respectively.

              Interest expense on our 7-5/8% senior notes due 2011 issued in June 2004, including amortization of debt issuance costs, totaled $3.0 million in the third quarters of 2005 and 2004. Interest expense on our

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
                              SWIFT ENERGY COMPANY


         9-3/8% senior subordinated notes due 2012 issued in April 2002, including amortization of debt issuance costs, totaled $4.8 million for the third quarters of 2005 and 2004. Interest expense on our 10-1/4% senior subordinated notes issued in August 1999 and retired in 2004, including amortization of debt issuance costs, totaled $0.8 million in the third quarter of 2004. Interest expense on our bank credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.2 million in the third quarter of 2005 and $0.3 million in the same period in 2004. Our total interest cost in the third quarter of 2005 was $8.0 million, of which $1.8 million was capitalized. Our total interest cost in the third quarter of 2004 was $8.9 million, of which $1.6 million was capitalized. We capitalize a portion of interest related to unproved properties. The decrease of interest expense in the third quarter of 2005 was primarily attributable to the replacement of our 10-1/4% senior subordinated notes with our 7-5/8% senior notes.

              In the third quarter of 2004, we incurred $6.8 million of debt retirement costs related to the repurchase of a portion of our 10-1/4% senior subordinated notes due 2009 pursuant to a tender offer. The costs were comprised of approximately $4.8 million of premiums paid to repurchase the notes, $1.6 million to write-off unamortized debt
         issuance  costs,  and  $0.4  million  to  write-off   unamortized  debt
         discount.

              Our overall effective tax rate was 35.9% in the third quarter of 2005 and 27.4% in the same 2004 period. The effective income tax rate for both the third quarter of 2005 and 2004 was lower than the statutory tax rates primarily due to reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation. Additionally, the third quarter of 2004 rate is lower due to a favorable return to provision adjustment and reversal of a tax contingency.

              Net Income. For the third quarter of 2005, our net income of $27.5 million was 95% higher, and Basic EPS of $0.96 was 90% higher, than our third quarter of 2004 net income of $14.1 million and Basic EPS of $0.51. Our Diluted EPS in the third quarter of 2005 of $0.92 was 86% higher than our third quarter 2004 Diluted EPS of $0.50. These higher amounts are due to our increased oil and gas revenues, which in turn were higher due to continued strong commodity prices, partially offset by lower hurricane-deferred production volumes during the third quarter of 2005.

         Results of Operations - Nine Months Ended September 30, 2005 and 2004

              Revenues. Our revenues in the first nine months of 2005 increased by 42% compared to revenues in the same period in 2004, due primarily to an increase in commodity prices and production from our Lake Washington area and the Rimu/Kauri area. Revenues from our oil and gas sales comprised substantially all of net revenues for the first nine months of 2005 and 2004. In the first nine months of 2005, oil production made up 51% of total production, natural gas made up 41%, and NGL represented 8%. In the first nine months of 2004, oil production made up 47% of total production, natural gas made up 41%, and NGL represented 12%. The increase in the percentage of our total production from oil is because production from Lake Washington is almost entirely crude oil, and production from this area has increased significantly as a result of our continued development in the field.

              Our first nine months of 2005 weighted average prices increased 34% to $6.71 per Mcfe from $5.00 in the first nine months of 2004, with per barrel oil prices appreciating 38% to $51.99 from $37.72 during the first nine months of 2004, per Mcfe natural gas prices increasing 20% to $4.73 from $3.93, and per barrel NGL prices rose 27% to $27.15 from $21.46.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


              The following table sets forth our revenue from oil and gas sales and the volumes underlying those sales from each of our core areas for the nine months ended September 30, 2005 and 2004, illustrating the changes between the two periods:

                                                          Nine Months Ended September 30,
                                    ---------------------------------------------------------------------------

     Area                             Oil and Gas Sales (In Millions)      Net Oil and Gas Sales Volumes (Bcfe)
     ----
                                    -----------------------------------   -------------------------------------
                                               2005               2004              2005                   2004
                                               ----               ----              ----                   ----
     AWP Olmos                             $   40.7           $   36.2               5.7                    6.9
     Brookeland                                14.6               13.8               2.2                    2.7
     Lake Washington                          160.1               98.8              19.5                   16.1
     Masters Creek                             13.6               16.0               2.0                    2.9
     Other                                     19.4               13.1               2.6                    2.2
                                    ---------------   ----------------    --------------   --------------------
             Total Domestic                $  248.4           $  177.9              32.0                   30.8
                                    ---------------   ----------------    --------------   --------------------
     Rimu/Kauri                                33.1               13.8               6.5                    3.2
     TAWN                                      20.0               20.7               6.4                    8.5
                                    ---------------   ----------------    --------------   --------------------
             Total New Zealand                $53.1              $34.5              12.9                   11.7
                                    ---------------   ----------------    --------------   --------------------
     Total                                 $  301.5           $  212.4              44.9                   42.5
                                    ===============   ================    ===============  ====================

              The following table breaks down our sales volumes by commodity and provides average sales prices for each commodity for the nine months ending September 30, 2005 and 2004:

                                                         Sales Volume                   Average Sales Price
                                             ------------------------------------    ------------------------
                                                Oil      NGL     Gas     Combined     Oil      NGL       Gas
                                              (MBbl)   (MBbl)   (Bcf)     (Bcfe)     (Bbl)    (Bbl)     (Mcf)
                                             --------  -------  ------  ---------    ------   ------    -----
         2005
         ----
         Nine Months Ended September 30:
              Domestic                          3,448      381     9.1       32.0    $51.65   $32.66    $6.38
              New Zealand                         358      255     9.2       12.9    $55.25   $18.90    $3.10
                                             --------  -------  ------  ---------
                    Total                       3,806      636    18.3       44.9    $51.99   $27.15    $4.73
                                             ========  =======  ======  =========
         2004
         ----
         Nine Months Ended September 30:
              Domestic                          3,047      540     9.3       30.8    $37.58   $23.29    $5.48
              New Zealand                         296      257     8.3       11.7    $39.26   $17.62    $2.20
                                             --------  -------  ------  ---------
                    Total                       3,343      797    17.6       42.5    $37.72   $21.46    $3.93
                                             ========  =======  ======  =========


              In the first nine months of 2005, our $89.0 million increase in oil, NGL, and natural gas sales resulted from:

         o Price variances that had a $72.4 million favorable impact on sales, of which $54.3 million was attributable to the 38% increase in average oil prices received, $14.5 million was attributable to the 20% increase in average gas prices received, and $3.6 million was attributable to the 27% increase in average NGL prices received; and

         o Volume variances that had a $16.6 million favorable impact on sales, with $17.5 million of increases coming from the 463,000 Bbl

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


              increase in oil sales volumes, $2.6 million of increases due to the 0.7 Bcf increase in gas sales volumes, partially offset by a $3.5 million decrease attributable to the 162,000 Bbl decrease in NGL sales volumes.

              Costs and Expenses. Our expenses in the first nine months of 2005 increased $24.6 million, or 16%, compared to expenses in the same period of 2004. The increase was due to a $19.2 million increase in DD&A, a $9.3 million increase in severance and other taxes, and a $4.9 million increase in lease operating costs, all of which are primarily due to increased production volumes and high oil and gas prices in the first nine months of 2005. These cost increases in the first nine months of 2005 were partially offset by debt retirement costs that were incurred in the first nine months of 2004, which totaled $9.5 million.

              Our first nine months of 2005 general and administrative expenses, net, increased $3.1 million, or 24%, from the level of such expenses in the same 2004 period. This increase was primarily due to an increase in workforce, resulting in increased salaries, benefits and stock compensation expense associated with the issuance of restricted stock. Our net general and administrative expenses per Mcfe produced increased to $0.35 per Mcfe in the first nine months of 2005 from $0.30 per Mcfe in the same 2004 period. For the first nine months of 2005 and 2004, our capitalized general and administrative costs totaled $13.4 million and $9.6 million, respectively. The portion of supervision fees recorded as a reduction to general and administrative expenses was $5.8 million for the first nine months of 2005 and $4.0 million for the 2004 period.

              DD&A increased $19.2 million, or 33%, in the first nine months of 2005 from the level of those expenses in the same period of 2004. Domestically, DD&A increased $13.0 million in the first nine months of 2005 due to increases in the depletable oil and gas property base including future development costs and higher production in the 2005 period. In New Zealand, DD&A increased by $6.2 million in the first nine months of 2005 due to increases in the depletable oil and gas property base, higher production in the 2005 period and lower reserve volumes than in the same 2004 period. Our DD&A rate per Mcfe of production was $1.71 and $1.36 in the first nine months of 2005 and 2004, respectively.

              We recorded $0.6 million of accretions to our asset retirement obligation in the first nine months of 2005 and $0.5 million in the same period of 2004.

              Our lease operating costs per Mcfe produced were $0.78 in the first nine months of 2005 and $0.70 in the 2004 period. Our lease operating costs in the first nine months of 2005 increased $4.9 million, or 16%, over the level of such expenses in the same 2004 period. Approximately $3.5 million of the increase was related to our domestic operations, which increased primarily due to higher production from our Lake Washington area and a net of approximately $1.0 million in Hurricane Katrina related costs. Our lease operating costs in New Zealand increased in the nine months of 2005 by $1.4 million due to higher plant operating expense and higher production in the Rimu/Kauri area partially offset by the decline in the TAWN area.

              In the first nine months of 2005, severance and other taxes increased $9.3 million, or 46%, over levels in the first nine months of 2004. The increase was due primarily to higher commodity prices and increased Lake Washington and Rimu/Kauri production in the period. Severance taxes on oil in Louisiana are 12.5% of oil sales, which is higher than in the other states where we have production. As our percentage of oil production in Louisiana increases, the overall percentage of severance costs to sales also increases. Severance and other taxes, as a percentage of oil and gas sales, were approximately 9.8% and 9.5% in the first nine months of 2005 and 2004, respectively.

              Interest expense on our 7-5/8% senior notes due 2011 issued in June 2004, including amortization of debt issuance costs, totaled $8.9 million in the first nine months of 2005 and $3.2 million in the same 2004 period, which was the period these notes were issued and the 10-1/4% senior subordinated notes were retired. Interest expense on our 9-3/8% senior subordinated notes due 2012 issued in April 2002, including amortization of debt issuance costs, totaled $14.4 million in both the first nine months of 2005 and 2004. Interest expense on our

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


         10-1/4% senior subordinated notes issued in August 1999 and retired in 2004, including amortization of debt issuance costs, totaled $7.4 million in the first nine months of 2004. Interest expense on our bank credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.8 million in the first nine months of 2005 and $1.1 million in the same period in 2004. Our total interest cost in the first nine months of 2005 was $24.1 million, of which $5.3 million was capitalized. Our total interest cost in the first nine months of 2004 was $26.1 million, of which $4.7 million was capitalized. We capitalize a portion of interest related to unproved properties. The decrease of interest expense in the first nine months of 2005 was primarily attributable to the replacement of our 10-1/4% senior subordinated notes with our 7-5/8% senior notes.

              In the first nine months of 2004, we incurred $9.5 million of debt retirement costs related to the repurchase of a portion of our 10-1/4% senior subordinated notes pursuant to a tender offer. The costs were comprised of approximately $6.5 million of premiums paid to repurchase the notes, $2.2 million to write-off unamortized debt issuance costs, $0.6 million to write-off unamortized debt discount and $0.2 million of other costs.

              Our overall effective tax rate was 34.8% in the first nine months of 2005 and 30.1% in the same 2004 period. The effective income tax rate for both the first nine months of 2005 and 2004 was lower than the statutory tax rates primarily due to reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation and corrections to the New Zealand tax basis calculations. Additionally, the 2004 rate is lower due to favorable corrections to tax basis amounts discovered while preparing the prior year's tax returns.

              Net Income. For the first nine months of 2005, our net income of $81.1 million was 95% higher, and Basic EPS of $2.86 was 90% higher, than our first nine months of 2004 net income of $41.6 million and Basic EPS of $1.50. Our Diluted EPS in the first nine months of 2005 of $2.77 was 88% higher than our first nine months of 2004 Diluted EPS of $1.47. These higher amounts are due to our increased oil and gas revenues, which in turn were higher due to continued strong commodity prices and our increased production during the first nine months of 2005.

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

         Liquidity and Capital Resources

              During the first nine months of 2005, we relied upon our net cash provided by operating activities of $220.5 million to fund capital expenditures of $158.1 million and to pay down our bank borrowings by $7.5 million. During the first nine months of 2004, we largely relied upon our net cash provided by operating activities of $126.4 million and proceeds from the offering of our 7-5/8% senior notes due 2011 of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


         $150.0 million to fund capital expenditures of $128.5 million, repurchase $125.0 million of our 10-1/4% senior subordinated notes due 2009, and repay outstanding indebtedness under our bank credit facility.

              Net Cash Provided by Operating Activities. For the first nine months of 2005, our net cash provided by operating activities was $220.5 million, representing a 74% increase as compared to $126.4 million generated during the same 2004 period. The $94.0 million increase in the first nine months of 2005 was primarily due to an increase of $89.0 million in oil and gas sales, attributable to higher commodity prices and production, offset in part by higher lease operating costs due to higher production and severance taxes.

              Accounts Receivable. Included in the "Accounts receivable" balance, which totaled $39.0 million at December 31, 2004, on the accompanying balance sheets, were approximately $2.3 million of receivables related to hydrocarbon volumes produced from 2001 and 2002 that had been disputed since early 2003. As a result of the dispute, we did not record a receivable with regard to any 2003 disputed volumes and our contract governing these sales expired in 2003. Based on settlement discussions, we settled our claim with this counter-party in July 2005 by receiving a cash payment for less than our gross receivable. Accordingly, in the second quarter of 2005, we increased our reserve for this claim by approximately $0.6 million, which is recorded in "Price-risk management and other, net" on the accompanying statements of income.

              We assess the collectibility of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At September 30, 2005 and December 31, 2004, we had an allowance for doubtful accounts of less than $0.1 million and $0.5 million, respectively. The allowance for doubtful accounts has been deducted from the total "Accounts receivable" balances on the accompanying balance sheets.

              Bank Credit Facility. We had no borrowings under our bank credit facility at September 30, 2005, and $7.5 million in outstanding borrowings at December 31, 2004. Our bank credit facility at September 30, 2005 consisted of a $400.0 million revolving line of credit with a $250.0 million borrowing base. The borrowing base is re-determined at least every six months and was reaffirmed by our bank group at $250.0 million, effective November 1, 2005. We maintained the commitment amount at $150.0 million, which amount was set at our request effective May 9, 2003. We can increase this commitment amount to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. Our revolving credit facility includes, among other restrictions that changed somewhat as the facility was renewed and extended, requirements to maintain certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

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

              Working Capital. Our working capital improved from a deficit of $14.2 million at December 31, 2004, to a surplus of $27.5 million at September 30, 2005. The improvement primarily resulted from an increase in our cash balances due to increased cash flows from operating activities exceeding capital expenditures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


              Hurricanes Costs. Our cash flow from operations will be negatively affected in the fourth quarter of 2005 resulting from Hurricanes Katrina and Rita. As our Lake Washington field was shut-in from late August through most of September and then shut-in again for Hurricane Rita until early October 2005, we will not collect oil and gas sales revenue at this location for these production dates. Through September 30, 2005, we have recorded approximately $7.5 million of costs related to Hurricanes Katrina and $1.3 million of costs related to Hurricane Rita. Approximately $1.9 million of these total costs were recorded in lease operating costs in the third quarter of 2005. The remaining amounts were recorded in the third quarter of 2005 relating to capital costs. The majority of these costs have been accrued as of September 30, 2005. As cash payments are made against these expenses, our cash flow from operations will be reduced. The hurricane damage assessments for Lake Washington and Bay de Chene have been completed, however, the assessment for Cote Blanche Island is still ongoing.

              Capital Expenditures. In the first nine months of 2005, we relied upon our net cash provided by operating activities of $220.5 million to fund total capital expenditures of $158.1 million in the first nine months of 2005, which included:

              Domestic expenditures of $124.1 million as follows:

                  o $102.8 million for drilling and developmental activity costs, predominantly in our Lake Washington and AWP areas;

                  o $18.9 million of domestic prospect costs, principally prospect leasehold, activity, and geological costs of unproved prospects;

                  o $2.3 million primarily for a field office building, mobile homes for employee use, computer equipment, software, furniture, and fixtures;

                  o less than $0.1 million on gas processing plants in the Brookeland and Masters Creek areas.

              New Zealand expenditures of $34.0 million as follows:

                  o $27.9 million for drilling and developmental activity costs;

                  o $5.3 million on prospect costs and geological costs of unproved properties;

                  o     $0.6 million on gas processing plants;

                  o and $0.2 million for computer equipment, software, furniture, and fixtures.

              We successfully completed 35 of 49 wells in the first nine months of 2005, for a success rate of 71%. Domestically, we completed 29 of 35 development wells for a success rate of 83% and completed three of five exploration wells during the first nine months of 2005. During the same period, a total of 26 wells were drilled in the Lake Washington area, of which 18 were completed; 13 wells were drilled in the AWP Olmos area and all were completed, and one non-operated well was drilled in the Brookeland area and was completed. In New Zealand during the first nine months of 2005, we drilled six development wells of which two were successful, and three exploratory wells of which one was successful.

              For  the  last  quarter  of  2005,   we  expect  to  make  capital
         expenditures of approximately $75 to $95 million including acquisitions. Our current estimated total capital expenditures for 2005 are estimated to be $240 to $260 million, including acquisition costs.

              During the last quarter of 2005, we anticipate drilling or participating in the drilling of up to an additional 6 to 7 wells in the Lake Washington area, an additional 4 to 7 wells in the AWP Olmos area, and several additional wells, with varying working interest percentages, mainly in South Texas. Approximately 10 to 12 wells were deferred until 2006 due to the hurricanes experienced in the third quarter of 2005. In addition, we plan on drilling 2 to 4 wells in New Zealand.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


              Our 2005 capital expenditures continue to be focused on developing and producing long-lived reserves in our Lake Washington, AWP Olmos, and Rimu/Kauri area. For 2005, based upon our progress to date and effects of the hurricanes experienced in the third quarter, we now estimate our total production to increase 1% to 3%, or approximately
         59.0 Bcfe to 60.0 Bcfe, and estimate that proved reserves will increase 5% to 10%, over 2004 levels.

              Our 2006 capital expenditure budget is estimated to be 25% higher than 2005 spending levels, or about $300.0 to $325.0 million, mainly due to continued oilfield service cost increases and expanded drilling at our recently acquired properties, as well as a continuation of activities in our other core areas. Our preliminary 2006 estimate for production is an increase of 14% to 18% over 2005 levels.

         New Accounting Pronouncements

              In September and November 2004, and March 2005, the EITF discussed a proposed framework for addressing when a limited partnership should be consolidated by its general partner, EITF Issue 04-5. The proposed framework presumes that a sole general partner in a limited partnership controls the limited partnership, and therefore should consolidate the limited partnership. The presumption of control can be overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights. The EITF reached a tentative conclusion on the circumstances in which either kick-out rights or participating rights would be considered substantive and preclude consolidation by the general partner. The EITF tentatively concluded that for kick-out rights to be considered substantive, the conditions specified in paragraph B20 of FIN 46R should be met. With regard to the definition of participating rights that would preclude consolidation by the general partner, the EITF concluded that the definition of those rights should be consistent with those in EITF Issue 96-16. The EITF also reached a tentative conclusion on the transition for Issue 04-05. The FASB ratified the EITF consensus at the June 2005 EITF meeting. We do not believe this EITF will have a material impact on our consolidated financial statements because we believe our limited partners have substantive kick-out rights under paragraph B20 of FIN 46R.

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

              We have elected to adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123R's fair value method is expected to have a significant impact on our results of operations. However, it will have no impact on our overall financial position. We currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123R. The significance of the impact of adoption will depend on levels of outstanding unvested share-based payments on the date of adoption and share-based payments granted in the future. However, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share under "Stock Based Compensation" above.

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

              In July 2005, the FASB issued an exposure draft "Accounting for Uncertain Tax Positions, a proposed interpretation of FASB Statement No. 109." The proposed interpretation would apply to all open tax positions under FASB No. 109. The conclusions in this interpretation include: initial recognition of tax benefits, recognition and de-recognition of tax positions, measurement of tax benefits and classifications of tax liabilities. The comment period on this exposure draft ended in September 2005, and we are currently assessing the impact, if any, that this interpretation would have on our financial position and results of operations. The proposal enactment date would require application effective December 31, 2005.

         New Developments


              South Bearhead Creek. Swift Energy signed an agreement to purchase interests in South Bearhead Creek Field in Beauregard Parish, Louisiana with an effective date of August 1, 2005. This acquisition is expected to close in November 2005 with a purchase price of approximately $24 million, subject to post-closing adjustments.


              Our estimates project total proved reserves of these purchased properties to be approximately 3.6 million BOE. Approximately 42% of the reserves are classified as proved developed and future development costs are estimated to be $22.7 million for an all-in acquisition cost of $13.11 per BOE (or $2.19 per thousand cubic feet equivalent). Current production is approximately 90% crude oil and is less than 160 BOE per day net to the purchased working interests. The purchase price will be funded with current cash flow. Pursuant to the terms of the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                              SWIFT ENERGY COMPANY


         agreement, we will acquire a 100% working interest in the seller's operated wells in the field and a 25% working interest in certain non-operated wells.


              South Bearhead Creek Field ("SBC") is located near the Toledo Bend area approximately 50 miles south of our Masters Creek Field and 30 miles north of Lake Charles, Louisiana. Oil and gas are produced in SBC predominantly from the upper and lower Wilcox sands, at depths ranging from approximately 10,600 to 13,700 feet. The field also has production in the Cockfield sands at approximately 8,000 to 8,500 feet. SBC was discovered in 1958 by a major oil company. It is a large east-west trending anticlinal closure and has had cumulative production of over 4 million BOE. The field consists of approximately 5,800 gross acres with an average net revenue interest of approximately 78%.


              We plan to initiate an exploitation program in 2006 to drill proved undeveloped and probable locations, fracture stimulate several wells, enhance facilities and improve per unit operating costs. It is expected that our 2006 budget will include $8 million to $12 million of capital expenditures in this field.

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

              Among the factors that could cause actual results to differ materially are the uncertainty of finding, replacing, developing or acquiring reserves; the uncertainty of drilling results and reserve estimates; damage to operations, decreased production or diminished market outlets due to hurricanes or tropical storms through November or the adequacy of our insurance coverage of those costs; operating hazards; availability of equipment, services or supplies; changes in geologic or engineering information; geopolitical events; volatility in oil and gas prices; fluctuations of demand for our oil and natural gas; changes in market conditions; increased competition; and government regulations; as well as the risks and uncertainties set forth from time to time in our other public reports, filings and public statements. Also, because of the volatility in oil and gas prices, availability of insurance at reasonable prices, expected increases in development costs and other factors, interim results are not necessarily indicative of those for a full year.

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

         oPrice Floors - At September 30, 2005, we had in place price floors in effect through the December 2005 contract month for natural gas, which cover 20% to 30% of our estimated domestic natural gas production for October 2005 to December 2005. The natural gas price floors cover notional volumes of 800,000 MMBtu, and expire at various dates from October 2005 to December 2005, with a weighted average floor price of $5.91 per MMBtu.

         oNew Zealand Gas Contracts - Almost all of our current gas production in New Zealand is sold under long-term, fixed-price contracts denominated in New Zealand dollars. These contracts protect against price volatility, and our revenue from these contracts will vary only due to production fluctuations and foreign currency exchange rates.

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

         Interest Rate Risk

              Our 7-5/8% senior notes due 2011 and 9-3/8% senior subordinated notes due 2012 have fixed interest rates, consequently we are not exposed to cash flow risk from market interest rate changes on these notes. However, there is a risk that market rates will decline and the required interest payments on these notes may exceed those payments based on the current market rate. At September 30, 2005, we had no borrowings under our credit facility, which is subject to floating rates and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 70 basis points and would not have a material adverse effect on our 2005 cash flows based on this same level or a modest level of borrowing.

         ITEM 4. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures

              We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this report and have concluded that such disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this report is accumulated and communicated to them and our management to allow timely decisions regarding required disclosure.

         Internal Control Over Financial Reporting

              There was no change in our internal control over financial reporting during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

             NOMINEES FOR DIRECTORS                  FOR             WITHHELD

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

The following two proposals were also approved at the annual meeting.

                                                         FOR         ABSTAIN
Approval of Swift Energy Company's 2005 Stock         15,065,918      29,266
Compensation Plan

Approval of Ratification of Ernst & Young LLP         26,418,784       5,999
as Swift Energy Company'sIndependent Auditors for the fiscal year ending December 31, 2005

Item 5.       Other Information

A Certificate of Designation for our preferred stock created in connection with our Rights Plan was filed with the Texas Secretary of State on November 7, 2005. The newly filed Certificate of Designation is identical to the Certificate of Designation previously filed in 1997. When the Company's Articles of Incorporation were amended and restated in June of 2001, the previously filed Certificate of Designation was inadvertently eliminated. The new Certificate of Designation is attached as an exhibit to this report.

The Company amended and restated its bylaws to change the provisions relating to offices to match current practice and provide for future flexibility regarding such offices to eliminate the specific number of directors required, and to increase the range of the number of directors required to not more than ten directors. Additionally, the statutory requirement of a vote of 66-2/3% of shareholders to amend the Company's Articles of Incorporation was expressly included in the Bylaws. The Third Amended and Restated Bylaws of Swift Energy Company adopted November 4, 2005 are also attached as an exhibit to this report.

Item 6.         Exhibits

                 3.1*     Certificate of Designation of Series A Junior
                             Participating Preferred Stock of Swift Energy Company.

                 3.2*     Third Amended and Restated Bylaws of Swift Energy
                             Company adopted November 4, 2005.

                 10.1*    First Amendment to First Amended and Restated Credit
                             Agreement effective as of November 1, 2005 by and among Swift Energy Company, JP Morgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities, Inc. as Sole Lead Arranger and Sole Book Runner, Wells Fargo Bank, National Association, as Sydication Agent, BNP Paribas, as Syndication Agent, Caylon, as Documentation Agent, and Societe Generale, as Documentation Agent.

                 31.1*    Certification of Chief Executive Officer pursuant
                             to Section 302 of the Sarbanes-Oxley Act of 2002.

                 31.2*    Certification of Chief Financial Officer pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002.

                 32*      Certification of Chief Executive Officer and Chief
                             Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 *        Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SWIFT ENERGY COMPANY
                                             (Registrant)

Date:         November 9, 2005               By:   (original signed by)
           ------------------------          -----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer




Date:         November 9, 2005               By:   (original signed by)
           ------------------------          -----------------------------------
                                             David W. Wesson
                                             Controller and Principal
                                             Accounting Officer

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Terry E. Swift, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2005, of Swift Energy Company;

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


Date:  November 9, 2005                              /s/ Terry E. Swift
                                             -----------------------------------
                                                      Terry E. Swift
                                                  Chief Executive Officer

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, Alton D. Heckaman, Jr., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2005, of Swift Energy Company;

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


Date:  November 9, 2005                         /s/ Alton D. Heckaman, Jr.
                                             -----------------------------------
                                                   Alton D. Heckaman, Jr.
                                                Executive Vice President and
                                                   Chief Financial Officer

                                                                     Exhibit 32


      Certification of Chief Executive Officer and Chief Financial Officer


            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on November 9, 2005, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


Dated:  November 9, 2005
                                                 /s/ Alton D. Heckaman, Jr.
                                             -----------------------------------
                                                   Alton D. Heckaman, Jr.
                                                  Executive Vice President
                                                 and Chief Financial Officer




Dated:  November 9, 2005
                                                     /s/ Terry E. Swift
                                             -----------------------------------
                                                       Terry E. Swift
                                                    Chief Executive Officer

                                                                     Exhibit 3.1


                           CERTIFICATE OF DESIGNATION
                                       of
                  SERIES A JUNIOR PARTICIPATING PREFERRED STOCK
                                       of
                              SWIFT ENERGY COMPANY
                       Pursuant to Article 2.13(D) of the
                         Texas Business Corporation Act

 SWIFT ENERGY COMPANY, a corporation organized and existing under the Texas Business Corporation Act (the "Corporation"), in accordance with the applicable provisions thereof, DOES HEREBY CERTIFY:

 That pursuant to the authority vested in the Board of Directors in accordance with the provisions of the Articles of Incorporation of the said Corporation, the said Board of Directors on November 4, 2005 duly adopted the following resolution creating a series of shares of Preferred Stock designated as "Series A Junior Participating Preferred Stock":

         RESOLVED, that pursuant to the authority vested in the Board of Directors of this Corporation in accordance with the provisions of the Articles of Incorporation, a series of Preferred Stock, par value $.01 per share, of the Corporation be and hereby is created, and that the designation and number of shares thereof and the voting and other powers, preferences and relative, participating, optional or other rights of the shares of such series and the qualifications, limitations and restrictions thereof are as follows:

                  Series A Junior Participating Preferred Stock

 1.Designation and Amount. There shall be a series of Preferred Stock that shall be designated as "Series A Junior Participating Preferred Stock," and the number of shares constituting such series shall be 1,000,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, however, that no decrease shall reduce the number of shares of Series A Junior Participating Preferred Stock to less than the number of shares then issued and outstanding plus the number of shares issuable upon exercise of outstanding rights, options or warrants or upon conversion of outstanding securities issued by the Corporation.

 2.Dividends and Distribution.

 (A)Subject to the prior and superior right of the holders of any shares of any class or series of stock of the Corporation ranking prior and superior to the shares of Series A Junior Participating Preferred Stock with respect to dividends, the holders of shares of Series A Junior Participating Preferred Stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the 15th day of January, April, July and October, in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance, of a share or fraction of a share of Series A Junior Participating Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the Adjustment Number (as defined below) times the aggregate per share amount of all cash dividends, and the Adjustment Number times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock, par value $.01 per share, of the Corporation (the "Common Stock") since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Junior Participating Preferred Stock. The "Adjustment Number" shall initially be 1000. In the event the Corporation shall at any time after August 12, 1997 (the "Rights Declaration Date") (i) declare and pay any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

 (B)The Corporation shall declare a dividend or distribution on the Series A Junior Participating Preferred Stock as provided in paragraph (A) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock).

 (C)The Board of Directors may fix a record date for the determination of holders of shares of Series A Junior Participating Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 60 days prior to the date fixed for the payment thereof.

 3.Voting Rights. The holders of shares of Series A Junior Participating Preferred Stock shall have the following voting rights:

 (A)Each share of Series A Junior Participating Preferred Stock shall entitle the holder thereof to a number of votes equal to the Adjustment Number on all matters submitted to a vote of the stockholders of the Corporation.

 (B)Except as required by law and by Section 10 hereof, holders of Series A Junior Participating Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

4.       Certain Restrictions.

 (A)Whenever quarterly dividends or other dividends or distributions payable on the Series A Junior Participating Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Junior Participating Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

 (i)declare or pay dividends on, make any other distributions on, or redeem or Purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Junior Participating Preferred Stock;

 (ii)declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Junior Participating Preferred Stock, except dividends paid ratably on the Series A Junior Participating Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled; or

 (iii)purchase or otherwise acquire for consideration any shares of Series A Junior Participating Preferred Stock, or any shares of stock ranking on a parity with the Series A Junior Participating Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of Series A Junior Participating Preferred Stock, or to such holders and holders of any such shares ranking on a parity therewith, upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

 (B)The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

 5.Reacquired Shares. Any shares of Series A Junior Participating Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired promptly after the acquisition thereof. All such shares shall upon their retirement become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions or the Board of Directors, subject to any conditions and restrictions on issuance set forth herein.

 6.Liquidation, Dissolution or Winding Up. (A) Upon any liquidation, dissolution or winding up of the Corporation, voluntary or otherwise, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Junior Participating Preferred Stock unless, prior thereto, the holders of shares of Series A Junior Participating Preferred Stock shall have received an amount per share (the "Series A Liquidation Preference") equal to the greater of (i) $1.00 plus an amount equal to accrued and unpaid dividends and distributions thereon whether or not declared, to the date of such payment, or (ii) the Adjustment Number times the per share amount of all cash and other property to be distributed in respect of the Common Stock upon such liquidation, dissolution or winding up of the Corporation.

 (B)In the event, however, that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other classes and series of stock of the Corporation, if any, that rank on a parity with the Series A Junior Participating Preferred Stock in respect thereof, then the assets available for such distribution shall be distributed ratably to the holders of the Series A Junior Participating Preferred Stock and the holders of such parity shares in proportion to their respective liquidation preferences.

 (C)Neither the merger or consolidation of the Corporation into or with another corporation nor the merger or consolidation of any other corporation into or with the Corporation shall be deemed to be a liquidation, dissolution or winding up of the Corporation within the meaning or this Section 6.

 7.Consolidation, Merger, Etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the outstanding shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series A Junior Participating Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share equal to the Adjustment Number times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged.

 8.No Redemption. Shares of Series A Junior Participating Preferred Stock shall not be subject to redemption by the Company.

 9.Ranking. The Series A Junior Participating Preferred Stock shall rank junior to all other series of the Preferred Stock as to the payment of dividends, and as to the distribution of assets upon liquidation, dissolution or winding up, unless the terms of any such series shall provide otherwise, and shall rank senior to the Common Stock as to such matters.

 10.Amendment. At any time that any shares of Series A Junior Participating Preferred Stock are outstanding, the Articles of Incorporation of the Corporation, as amended or restated from time to time, shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Junior Participating Preferred Stock so as to affect them adversely without the affirmative vote of the holders of two-thirds of the outstanding shares of Series A Junior Participating Preferred Stock, voting separately as a class.

 11.Fractional Shares. Series A Junior Participating Preferred Stock may be issued in fractions of a share that shall entitle the holder, in proportion to such holder's factional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Junior Participating Preferred Stock.

 IN WITNESS WHEREOF, the undersigned has executed this Certificate this 7th day of November, 2005.

                                          SWIFT ENERGY COMPANY



                                          By:
                                             -----------------------------------
                                                   Bruce H. Vincent
                                                   President

                                                                     Exhibit 3.2



                      THIRD AMENDED AND RESTATED BYLAWS OF
                              SWIFT ENERGY COMPANY

                                TABLE OF CONTENTS

                                                                           Page
ARTICLE I SHAREHOLDERS                                                        1
         1.           ANNUAL MEETING                                          1
         2.           SPECIAL MEETING                                         1
         3.           MANNER AND PLACE OF MEETING                             1
         4.           NOTICE                                                  1
         5.           BUSINESS TO BE CONDUCTED AT ANNUAL OR SPECIAL MEETING   2
         6.           QUORUM                                                  2
         7.           VOTE REQUIRED TO TAKE ACTION                            3
         8.           PROXIES                                                 3
         9.           VOTING OF SHARES                                        3
         10.          OFFICERS                                                3
         11.          LIST OF SHAREHOLDERS                                    4
ARTICLE II BOARD OF DIRECTORS                                                 4
         1.           MANAGEMENT                                              4
         2.           NUMBER                                                  4
         3.           ELECTION AND TERM                                       4
         4.           DIRECTOR NOMINATION PROCEDURES                          4
         5.           REMOVAL                                                 5
         6.           MEETING OF DIRECTORS                                    6
         7.           FIRST MEETING                                           6
         8.           ELECTION OF OFFICERS                                    6
         9.           REGULAR MEETINGS                                        6
         10.          SPECIAL MEETINGS                                        6
         11.          NOTICE                                                  6
         12.          QUORUM                                                  6
         13.          ORDER OF BUSINESS                                       7
         14.          ACTION BY WRITTEN CONSENT                               7
         15.          COMPENSATION                                            7
         16.          PRESUMPTION OF ASSENT                                   7
         17.          COMMITTEES                                              7
ARTICLE III OFFICERS                                                          8
         1.           NUMBER, TITLES AND TERM OF OFFICE                       8
         2.           REMOVAL                                                 8
         3.           VACANCIES                                               8
         4.           SALARIES                                                8
         5.           POWERS AND DUTIES OF THE CHAIRMAN OF THE BOARD          8
         6.           POWERS AND DUTIES OF VICE-CHAIRMAN OF THE BOARD         8
         7.           POWERS AND DUTIES OF THE CHIEF EXECUTIVE OFFICER        9
         8.           POWERS AND DUTIES OF THE PRESIDENT                      9
         9.           VICE PRESIDENTS                                         9
         10.          TREASURER                                               9

                                                                           Page
         11.          ASSISTANT TREASURER                                     9
         12.          SECRETARIES                                            10
         13.          ASSISTANT SECRETARIES                                  10
ARTICLE IV INDEMNIFICATION AND INSURANCE                                     10
         1.           INDEMNIFICATION OF DIRECTORS                           10
         2.           INDEMNIFICATION OF OFFICERS                            13
         3.           INDEMNIFICATION OF OTHER PERSONS                       13
         4.           PROCEDURE FOR INDEMNIFICATION                          13
         5.           SURVIVAL; PRESERVATION OF OTHER RIGHTS                 14
         6.           INSURANCE                                              14
         7.           SEVERABILITY                                           15
ARTICLE V CAPITAL STOCK                                                      15
         1.           CERTIFICATE OF SHARES                                  15
         2.           TRANSFER OF SHARES                                     16
         3.           CLOSING OF TRANSFER BOOKS                              16
         4.           REGISTERED SHAREHOLDERS                                16
         5.           LOST CERTIFICATE                                       17
         6.           REGULATIONS                                            17
ARTICLE VI ACCOUNTS                                                          17
         1.           DIVIDENDS                                              17
         2.           RESERVES                                               17
         3.           DIRECTORS' ANNUAL STATEMENT                            17
         4.           CHECKS                                                 17
         5.           FISCAL YEAR                                            18
ARTICLE VII AMENDMENTS                                                       18

ARTICLE VIII MISCELLANEOUS PROVISIONS                                        18
         1.           OFFICES                                                18
         2.           SEAL                                                   18
         3.           NOTICE AND WAIVER OF NOTICE                            18
         4.           RESIGNATIONS                                           18
         5.           SECURITIES OF OTHER CORPORATIONS                       19

                      THIRD AMENDED AND RESTATED BYLAWS OF
                              SWIFT ENERGY COMPANY


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


2. SPECIAL MEETING. A special meeting of shareholders may be called at any time by the president or secretary at the request in writing of the holders of at least ten percent (10%) of the outstanding stock entitled to be voted at such meeting, or a special meeting of shareholders may be called at any time by a majority of the members of the board of directors who are "Continuing Directors," being those directors then in office who have been or will have been directors for the two year period (or such shorter period as the corporation has been in existence) ending on the date notice of the meeting or written consent to take such action is first provided to shareholders, or those directors who have been nominated for election or elected to succeed such directors by a majority of such directors, by the chairman of the board, by the vice chairman of the board or by the president. Only such business shall be transacted at a special meeting as may be stated or indicated in the notice of such meeting.


3. MANNER AND PLACE OF MEETING.The annual meeting of shareholders may be held in any manner permitted by law or these Bylaws at any place within or without the State of Texas designated by the board of directors. Special meetings of shareholders may be held in any manner permitted by law or these Bylaws at any place within or without the State of Texas designated by the chairman of the board or the President, if he shall call the meeting, or the board of directors, if they shall call the meeting. Any meeting may be held at any place within or without the State of Texas designated in a waiver of notice of such meeting held at the principal office of the corporation unless another place is designated for meetings in the manner provided herein. Subject to the provisions herein for notice of meetings, meetings of shareholders may be held by means of conference telephone or similar communications equipment by means of which all participants can hear each other.


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


5. BUSINESS TO BE CONDUCTED AT ANNUAL OR SPECIAL MEETING1) . At an annual meeting of the shareholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual or special meeting business must be specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board of directors, (b) otherwise properly brought before the meeting by or at the direction of the board of directors, or (c) otherwise properly brought before the meeting by a shareholder. For business to be properly brought before an annual or special meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a shareholder's notice regarding business to be conducted at an annual meeting must be delivered to or mailed and received at the principal executive offices of the corporation, not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. To be timely, a shareholder's notice regarding business to be conducted at a special meeting must be delivered to or mailed and received at the principal executive offices of the corporation no later than the date the notice required under Section 4 of this Article I is provided to the shareholders; provided that, in no event shall the special meeting be held sooner than forty (40) days after the notice is received by the corporation. A shareholder's notice to the secretary shall set forth as to each matter the shareholder proposes to bring before the meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and address, as they appear on the corporation's books, of the shareholder proposing such business, (c) the class and number of shares of the corporation which are beneficially owned by the shareholder, and (d) any material interest of the shareholder in such business. Notwithstanding anything in the Bylaws to the contrary, no business shall be conducted at any meeting except in accordance with the procedures set forth in this Section 5. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance with the provisions of this Section 5, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.


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

7. VOTE REQUIRED TO TAKE ACTION. Except as otherwise provided in these Bylaws or the Articles of Incorporation, the affirmative vote of the holders of a majority of the shares entitled to vote on, and that voted for or against or expressly abstained with respect to, that matter at a meeting of shareholders at which a quorum is present shall decide any question brought before such meeting, unless the question is one upon which express provisions of (e)applicable Texas statutes, (f)the rules of any exchange or quotation system upon which securities of the corporation are traded, or (g)the Articles of Incorporation require a different vote, in which case such express provision shall govern and control the decision of such question. The affirmative vote of the holders of at least sixty-six and two-thirds percent (66 2/3%) of the outstanding shares of the capital stock of the corporation entitled to vote shall be required to amend the Articles of Incorporation. In addition to the foregoing voting requirements, the affirmative vote of the holders of at least sixty-six and two thirds percent (66-2/3%) of the outstanding shares of the capital stock of the corporation entitled to vote shall be required (1) to sell, assign or dispose of all or substantially all of the corporation's assets (consisting of more than fifty percent (50%) of either the total assets or the total proved reserves of the corporation) in one or a series of related transactions, (2) to merge, consolidate or engage in a share exchange with another corporation or other entity, or (3) to enter into any transaction (including the issuance or transfer of securities of the corporation), with any holder of 20% or more of the outstanding capital stock of the corporation if such transaction is not approved by a majority of the directors and any such transaction with a holder of 20% or more of the outstanding capital stock of the corporation must otherwise comply with Section 13.03 of the Texas Business Corporation Act (the "TBCA") or successor statute.


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


2. NUMBER. The number of directors which shall constitute the board of directors shall be not less than three (3) nor more than ten (10) directors. Within the limits specified above, the number of directors shall be determined by resolution of the board of directors or by the shareholders at the annual meeting. The number of directors may be changed from time to time by amendment to these bylaws, but no decrease in the number of directors shall shorten the term of any director.


3.ELECTION AND TERM.

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

4. DIRECTOR NOMINATION PROCEDURES. Only persons who are nominated in accordance with the procedures set forth in this Section 4 shall be eligible for election as directors. Nominations of persons for election to the board of directors of the corporation may be made at a meeting of shareholders (h)by or at the direction of the board of directors or (i)by any shareholder of the corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 4. Such nominations, other than those made by or at the direction of the board of directors, shall be made pursuant to timely notice in writing to the secretary of the corporation. To be timely, a shareholder's notice shall be delivered to or mailed and received at the principal executive offices of the corporation (a)in the case of an annual meeting, not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is changed by more than 30 days from such anniversary date, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or public disclosure was made, and (b)in the case of a special meeting at which directors are to be elected, not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or public disclosure was made. Such shareholder's notice shall set forth (a)as to each person whom the shareholder proposes to nominate for election or re-election as a director,
(i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares, if any, of the corporation which are beneficially owned by such person, and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such persons' written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b)as to the shareholder giving the notice (i) the name and address, as they appear on the corporation's books, of such shareholder and (ii) the class and number of shares of the corporation which are beneficially owned by such shareholder. At the request of the board of directors any person nominated by the board of directors for election as a director shall furnish to the secretary of the corporation that information required to be set forth in a shareholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the corporation unless nominated in accordance with the procedures set forth in this
Section 4. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by the Bylaws, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.


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


10. NOTICE. The secretary shall give notice of each special meeting in person, or by mail or telegraph at least two (2) days before the meeting to each director. The attendance of a director at any meeting or the participation by a director in a conference meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting or participates in a conference meeting for the express purpose of objecting to the transaction of any business on the grounds that the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

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

         At all meetings of the board of directors, the chairman of the board of directors shall preside, in the absence of the chairman of the board, the vice chairman of the board (if any) shall preside. In the absence of the chairman and vice chairman of the board, the chief executive officer shall preside, and in the absence of all three such officers, the president shall preside. If none of the above enumerated officers are present, a chairman shall be chosen by the board from among the directors present.

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


                                  ARTICLE III
                                    OFFICERS

1. NUMBER, TITLES AND TERM OF OFFICE. The officers of the corporation shall consist of a chairman of the board, a chief executive officer (who may also serve as the president), a president, one or more vice presidents, a secretary, a treasurer, and such other officers as the board of directors may from time to time elect or appoint. The officers of the corporation may also include a vice chairman of the board. Each officer shall hold office until his or her successor shall have been duly elected by the board and qualified or until his death or until he or she shall resign or shall have been removed in the manner hereinafter provided. One person may hold more than one office. None of the officers need be a director.


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


5. POWERS AND DUTIES OF THE CHAIRMAN OF THE BOARD. The chairman of the board shall preside at all meetings of the shareholders and of the board of directors and shall advise and counsel the chief executive officer and other officers and shall have such other powers and duties as from time to time may be assigned to him by the board of directors. If the board of directors designates the chairman of the board as the chief executive officer of the corporation, the chairman of the board shall have the powers and duties of the chief executive officer as enumerated below.


6. POWERS AND DUTIES OF VICE-CHAIRMAN OF THE BOARD. The vice-chairman of the board shall, if any, in the absence if the chairman of the board, preside at all meetings of the shareholders and of the board. He shall have such other powers and perform such other duties as from time to time may be assigned to him by the board or the chairman of the board..

7. POWERS AND DUTIES OF THE CHIEF EXECUTIVE OFFICER. The chief executive officer shall have general supervision, direction and active management of the business and affairs of the corporation, general control over the property and business of the corporation, and over all other officers, agents and employees of the corporation, other than the chairman and/or vice chairman of the board, subject to the control and direction of the board of directors. The chief executive officer will be responsible for the execution of the policies, orders and resolutions of the board and shall perform such other duties and may exercise such other powers as from time to time may be assigned to him by the board under these bylaws. In the absence of the chairman of the board and the vice chairman of the board, the chief executive officer will preside when present at all meetings of the stockholders and the board.


8. POWERS AND DUTIES OF THE PRESIDENT. The president, subject to the direction of the chief executive officer (if different than the president) and the board of directors, shall have general management and control of the day-to-day business operations and properties of the corporation with all such powers with respect to such responsibilities; he shall preside in the absence of all of the chairman of the board, the vice chairman of the board and the chief executive officer at all meetings of the shareholders and of the board of directors. If designated as chief executive officer of the corporation, the president shall have the powers and duties of the chief executive officer as enumerated above.


9. VICE PRESIDENTS. Each vice president shall have such powers and duties as may be assigned to him by the board of directors and shall exercise the powers of the president during that officer's absence or inability to act. Any action taken by a vice president in the performance of the duties of the president shall be conclusive evidence of the absence or inability to act of the president at the time such action was taken.


10. TREASURER. The treasurer shall have custody of all the funds and securities of the corporation which come into his hands. When necessary or proper, he may endorse, on behalf of the corporation, for collection, checks, notes and other obligations and shall deposit the same to the credit of the corporation in such bank or banks or depositories as shall be designated in the manner prescribed by the board of directors; he may sign all receipts and vouchers for payments made to the corporation, either alone or jointly with such other officer as is designated by the board of directors. Whenever required by the board of directors, he shall render a statement of his cash account; he shall enter or cause to be entered regularly in the books of the corporation to be kept by him for that purpose full and accurate accounts of all monies received and paid out on account of the corporation; he shall perform all acts incident to the position of treasurer subject to the control of the board of directors; he shall, if required by the board of directors, give such bond for the faithful discharge of his duties in such form as the board of directors may require.


11. ASSISTANT TREASURER. Each assistant treasurer shall have the usual powers and duties pertaining to his office, together with such other powers and duties as may be assigned to him by the board of directors. The assistant treasurer shall exercise the powers of the treasurer during that officer's absence or inability to act.


12. SECRETARIES. The secretary shall keep the minutes of all meetings of the board of directors and the minutes of all meetings of the shareholders in books provided for that purpose or in any other form capable of being converted into written form within a reasonable time; he shall attend to the giving and serving of all notices; he may sign with the president in the name of the corporation, all contracts of the corporation and affix the seal of the corporation thereto; he may sign with the president all certificates for shares of the capital stock of the corporation; he shall have charge of the certificate books, transfer books and stock ledgers, and such other books and papers as the board of directors may direct, all of which shall at all reasonable times be open to the inspection of any director upon application at the office of the corporation during business hours, and he shall in general perform all duties incident to the office of secretary, subject to the control of the board of directors.


13. ASSISTANT SECRETARIES. Each assistant secretary shall have the usual powers and duties pertaining to his office, together with such other powers and duties as may be assigned to him by the board of directors or the secretary. The assistant secretaries shall exercise the powers of the secretary during that officer's absence or inability to act.


                                   ARTICLE IV
                         INDEMNIFICATION AND INSURANCE

1. INDEMNIFICATION OF DIRECTORS.


A. Definitions.  For purposes of this Article:

   1. "Expenses" include court costs and attorneys' fees.

   2. "Official capacity" means

      a)when used with respect to a director, the office of director in the corporation, and

      b)when used with respect to a person other than a director, the elective or appointive office in the corporation held by the officer or the employment or agency relationship undertaken by the employee or agent on behalf of the corporation, but

      c)in both Paragraphs (a) and (b) , such term does not include service for any other foreign or domestic corporation or any partnership, joint venture, sole proprietorship, trust, employee benefit plan, or other enterprise, except as may otherwise be specified in Section 2 or 3 hereunder.

   3. "Proceeding" means any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, arbitrative, or investigative, any appeal in such an action, suit, or proceeding, and any inquiry or investigation that could lead to such an action, suit, or proceeding.

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

   1. The corporation shall indemnify a person who was, is, or is threatened to be made a named defendant or respondent in a proceeding because the person is or was a director of the corporation, and who does not qualify for indemnification under subsection B of this Section, if it is determined, in accordance with the procedure set out in Section F of Article 2.02-1 of the TBCA, that the person:

      a) conducted himself in good faith;

      b) reasonably believed:

         i) in the case of conduct in his official capacity as a director of the corporation, that his conduct was in the corporation's best interests; and

         ii)in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

      c)in the case of any criminal proceeding, had no reasonable cause to believe his conduct was unlawful.

         If it is determined pursuant to Section F of Article 2.02-1 of the TBCA that indemnification is to be authorized, the corporation shall determine the reasonableness of the expenses claimed by the director seeking indemnification in accordance with the procedure set out in Section G of Article 2.02-1 of the TBCA.


   2. The termination of a proceeding by judgment, order, settlement, or conviction, or on a plea of nolo contendere or its equivalent, is not of itself determinative that the person did not meet the requirements set forth in subsection C(1) hereof. A person shall be deemed to have been found liable in respect of any claim, issue or matter only after the person shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom.

   3. A person shall be indemnified under subsection C(1) hereof against judgments, penalties (including excise and similar taxes), fines, settlements, and reasonable expenses actually incurred by the person in connection with the proceeding; but if the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification (1) is limited to reasonable expenses actually incurred by the person in connection with the proceeding and (2) shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation.

   3. except as otherwise provided in subsection C(3), a director may not be indemnified under subsection C(1) of this Section for obligations resulting from a proceeding:

      a) in which the director is found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action in the director's official capacity; or

      b) in which the director is found liable to the corporation.

   D.Court-ordered indemnification. A director may apply to a court of competent jurisdiction for indemnification from the corporation, whether or not he has met the requirements set forth in subsection CC(1) hereof or has been adjudged liable in the circumstances set out in the second clause of subsection CC(3) hereof. If a director of the corporation seeks to obtain court-ordered indemnification pursuant hereto, the corporation and its board of directors shall cooperate fully with such director in satisfying the procedural steps required therefor.

   E.Advancement of expenses. Reasonable expenses incurred by a director who was, is, or is threatened to be made a named defendant or respondent in a proceeding shall be paid or reimbursed by the corporation in advance of the final disposition of the proceeding and without any of the determinations specified in Sections F and G of Article 2.02-1 of the TBCA if the requirements of Sections K and L of Article 2.02-1 of the TBCA are satisfied. The board of directors may authorize the corporation's counsel to represent such individual in any proceeding, whether or not the corporation is a party thereto.

   F. Directors as witnesses. The corporation shall pay or reimburse expenses incurred by a director in connection with his appearance as a witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

   G.Notice to shareholders. Any indemnification of or advancement of expenses to a director in accordance with this Section shall be reported in writing to the shareholders of the corporation with or before the notice or waiver of notice of the next shareholders' meeting or with or before the next submission to shareholders of a consent to action without a meeting pursuant to Section A of Article 9.10 of the TBCA and, in any case, within the twelve-month period immediately following the date of the indemnification or advance.

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

2.INDEMNIFICATION OF OFFICERS

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


4.0PROCEDURE FOR INDEMNIFICATION. To request indemnification pursuant hereto, written notice describing the circumstances and proceedings giving rise to such request shall be submitted to the corporation at 16825 Northchase Drive, Suite

400, Houston, Texas 77060. Any indemnification of a director or officer of the corporation, or another person entitled to indemnification pursuant to Section 3 hereof, or advance of costs, charges and expenses to a director or officer or another person entitled to indemnification pursuant to Section 3 hereof, shall be made promptly, and in any event within 30 days, upon the written notice of such individual. If a determination by the corporation that the individual is entitled to indemnification pursuant to this Article is required, and the corporation fails to respond within 60 days to a written request for indemnity, the corporation shall be deemed to have approved such request. If the corporation denies a written request for indemnity or advancement of expenses, in whole or in part, or if payment in full pursuant to such request is not made within 30 days, the right to indemnification or advances as granted by this Article shall be enforceable by such individual in any court of competent jurisdiction in Harris County, Texas. It shall be a defense to any such action (other than an action brought to enforce a claim for the advance of reasonable expenses where the required undertaking, if any, has been received by the corporation) that the claimant has not met the standard of conduct set forth in subsection 11.C(1) hereof, but the burden of proving such defense shall be on the corporation. Neither the failure of the corporation to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct set forth in subsection 11.C(1) hereof, nor the fact that there has been an actual determination by the corporation that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.


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


                                   ARTICLE V
                                 CAPITAL STOCK

1.CERTIFICATE OF SHARES. The certificates for shares of the capital stock of the corporation shall be in such form as shall be approved by the board of directors. The certificates shall be signed by the chief executive officer, president or any vice president, and also by the secretary or an assistant secretary or by the treasurer or an assistant treasurer and may be sealed with the seal of this corporation or a facsimile thereof. Where any such certificate is countersigned by a transfer agent, or registered by a registrar, either of which is other than the corporation itself or an employee of the corporation, the signatures of any such president or vice president and secretary or assistant secretary may be facsimiles. They shall be consecutively numbered and shall be entered in the books of the corporation as they are issued and shall exhibit the holder's name and the number of shares.


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

5.FISCAL YEAR. The fiscal year of the corporation shall be such as established by resolution of the board of directors.


                                  ARTICLE VII
                                   AMENDMENTS

         These Bylaws may be altered, amended or repealed or new Bylaws may be adopted at any annual meeting of the board of directors or at any special meeting of the board of directors at which a quorum is present provided notice of the proposed alteration, amendment, repeal or adoption be contained in the notice of such meeting, by the affirmative vote of a majority of the Continuing Directors (as that term is defined in Article I, Section 2; provided, however, that no change of the time or place of the annual meeting of the board of directors shall be made after the issuance of notice thereof. In accordance with the Articles of Incorporation, the shareholders may amend or repeal any provisions of these Bylaws adopted by the board of directors, but only by the affirmative vote of the holders of sixty-six and two-thirds percent (66 2/3%) or more of the outstanding capital stock of the corporation.


                                  ARTICLE VIII
                            MISCELLANEOUS PROVISIONS

1.0OFFICES. Until the board of directors otherwise determines, the registered office of the corporation required by the TBCA to be maintained in the state of Texas shall be that registered office set forth in the Articles of Incorporation, but such registered office may be changed from time to time by the board of directors in the manner provided by law and need not be identical to the principal place of business of the corporation.


2.0SEAL. The seal of the corporation shall be such as from time to time may be approved by the board of directors, but the use of a seal shall not be essential to the validity of any agreement.


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


4.RESIGNATIONS. Any director or officer may resign at any time. Such resignations shall be made in writing and shall take effect at the time specified therein, or, if no time be specified, at the time of its receipt by the president or secretary. The acceptance of a resignation shall not be necessary to make it effective, unless expressly so provided in the resignation.


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






                                                       -------------------------
                                                        Karen Bryant, Secretary

                                                                    Exhibit 10.1


         FIRST AMENDMENT TO FIRST AMENDED AND RESTATED CREDIT AGREEMENT

         This FIRST AMENDMENT TO FIRST AMENDED AND RESTATED CREDIT AGREEMENT (this "First Amendment") is made and entered into effective as of October 21, 2005, by and among SWIFT ENERGY COMPANY, a Texas corporation (the "Borrower"), each lender that is a signatory hereto or becomes a signatory hereto as provided in Section 9.1 of the Credit Agreement (individually, together with its successors and assigns, a "Lender" and, collectively, together with their respective successors and assigns, the "Lenders"), and JPMORGAN CHASE BANK, N.A., (successor by merger to Bank One, NA (Main Office Chicago)), a national banking association, as Administrative Agent for the Lenders (in such capacity, together with its successors in such capacity pursuant to the terms hereof, the "Administrative Agent"), J.P. MORGAN SECURITIES, INC. as Sole Lead Arranger and Sole Book Runner, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Syndication Agent, BNP PARIBAS, as Syndication Agent, CALYON as Documentation Agent and SOCIETE GENERALE as Documentation Agent.

                               W I T N E S S E T H

         WHEREAS, the above named parties did execute and exchange counterparts of that certain First Amended and Restated Credit Agreement dated June 29, 2004 (the "Agreement"), to which reference is here made for all purposes;

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


                                   ARTICLE I
                                  DEFINITIONS

1.01 Terms Defined Above. As used herein, each of the terms "Administrative Agent", "Agreement," "Borrower," "First Amendment," "Lender," and "Lenders"
shall have  the meaning assigned to such term hereinabove.

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


                                   ARTICLE II
                                   AMENDMENTS

         The Borrower, Administrative Agent and the Lenders hereby amend the Agreement in the following particulars:


2.01 Amendment of Section 6.2(d). Section 6.2(d) of the Agreement is hereby amended to read as follows:

"6.2 (d) advances to employees of the Borrower or such Subsidiary in the ordinary course of business not exceeding $1,000,000 in the aggregate at any time outstanding,"

2.02 Amendment of Section 6.7. Section 6.7 of the Agreement is hereby amended to read as follows:

"6.7 Rental or Lease Agreements. Enter into any contract to rent or lease any Properties, real or personal, the aggregate of rental and lease payments under which for the Borrower, its Subsidiaries and the Partnerships on a consolidated basis will exceed $7,500,000 in any calendar year or $30,000,000 during the term of such leases; provided, however, the foregoing restriction shall not apply to
(a) bonuses and rentals paid under oil, gas and mineral leases, or (b) the lease covering the corporate office of the Borrower."

2.03 Amendment of Exhibit VIII. Exhibit VIII, i.e. "Subsidiaries and Partnerships" shall be as set forth on Exhibit VIII to this First Amendment.

                                  ARTICLE III
                                   CONDITIONS

         The obligation of the Lenders to amend the Agreement as provided herein is subject to the fulfillment of the following conditions precedent:


3.01 Receipt of Documents. The Lenders shall have received, reviewed, and approved the following documents and other items, appropriately executed when necessary and in form and substance satisfactory to the Lenders:

   a) multiple counterparts of this First Amendment, as requested by the Lender; and

   b) such other agreements, documents, items, instruments, opinions, certificates, waivers, consents, and evidence as the Administrative Agent may reasonably request.

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


                                   ARTICLE V
                                 MISCELLANEOUS

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

                                                     BORROWER:

                                                     SWIFT ENERGY COMPANY



                                                     By:
                                                        -----------------------
                                                     Alton D. Heckaman, Jr.
                                                     Executive Vice President
                                                     Chief Financial Officer





                                                     By:
                                                        -----------------------
                                                     Adrian D. Shelley
                                                     Treasurer


Address for Notices:
Swift Energy Company
16825 Northchase Drive, Suite 400
Houston, Texas  77060
Attention:  Alton D. Heckaman, Jr.
Telecopy:  (281) 874-2701
















                       (Signatures Continued on Next Page)

                        ADMINISTRATIVE AGENT AND LENDER:

                                             JPMORGAN  CHASE BANK,  N.A.,
                                             (successor  by merger to Bank One,
                                             NA (Main  Office Chicago))



                                             By:
                                                 ------------------------------
                                                   Charles Kingswell-Smith
                                                   Director


Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

One Bank One Plaza
Chicago, Illinois  60670


Address for Notices:

600 Travis, 20th Floor
Houston, Texas  77002
Attention: Charles Kingswell-Smith
Telecopy:  (713) 216-7770















                       (Signatures Continued on Next Page)

                                                     LENDER:

                                                     BANK OF SCOTLAND



                                             By:
                                                --------------------------------
                                             Printed Name:
                                                          ----------------------
                                             Title:
                                                  ------------------------------


Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

565 Fifth Avenue
New York, New York 10017
Attention: Karen Workman

Address for Notices:
1021 Main Street, Suite 1370
Suite 1750
Houston, Texas 77002
Attention: Richard Butler
Telecopy: 713-651-9714

With a copy to:
Annie Glynn
565 Fifth Avenue
New York, New York 10017











                       (Signatures Continued on Next Page)

                                                     LENDER:

                           NATEXIS BANQUES POPULAIRES



                                             By:
                                                -------------------------------
                                             Printed Name:
                                                          ---------------------
                                             Title:
                                                   ----------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:



Attention:


Address for Notices:



Attention:
Telecopy:

                                             LENDER:

                                             UFJ BANK LIMITED



                                             By:
                                                --------------------------------
                                             Printed Name:
                                                          ----------------------
                                             Title:
                                                   -----------------------------


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







                       (Signatures Continued on Next Page)

                         DOCUMENTATION AGENT AND LENDER:

                                            SOCIETE GENERALE



                                            By:
                                               --------------------------------
                                            Printed Name:
                                                         ----------------------
                                            Title:
                                                  -----------------------------



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

with a copy to:

1301 Travis, Suite 2100
Houston, Texas 77002
Attention: John Falbo

Address for Notices:

1301 Avenue of the Americas, 15th Floor
New York, New York 10019
Attn: Loan Administration Department

with a copy to:

1301 Travis, Suite 2100
Houston, TX 77002
Attention: John Falbo
Telecopy: 713-751-0307



                       (Signatures Continued on Next Page)

                          SYNDICATION AGENT AND LENDER:

                           WELLS FARGO BANK, NATIONAL
                                   ASSOCIATION



                                             By:
                                                -------------------------------
                                             Printed Name:
                                                          ---------------------
                                             Title:
                                                   ----------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

1740 Broadway, 3rd Floor
Denver, CO  80274
Attention: Tanya Ivie


Address for Notices:

1000 Louisiana St., 3rd Floor
Houston, TX  77002
Attention: Carlos L. Quinteros

                          SYNDICATION AGENT AND LENDER:

                                   BNP PARIBAS



                                             By:
                                                -------------------------------
                                             Printed Name:
                                                          ---------------------
                                             Title:
                                                   ----------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Loans:



Attention:


Address for Notices:



Attention:
Telecopy:

                                             LENDER:

                                             COMERICA BANK



                                             By:
                                                -------------------------------
                                             Printed Name:
                                                          ---------------------
                                             Title:
                                                   ----------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:



Attention:


Address for Notices:



Attention:
Telecopy:

                                             LENDER:

                                             AMEGY BANK NATIONAL ASSOCIATION



                                             By:
                                                -------------------------------
                                             Printed Name:
                                                          ---------------------
                                             Title:
                                                   ----------------------------



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:



Attention:


Address for Notices:



Attention:
Telecopy:

                     FIRST AMENDMENT TO AMENDED AND RESTATED
                                CREDIT AGREEMENT

                                      AMONG

                              SWIFT ENERGY COMPANY,
                                   AS BORROWER

                            JPMORGAN CHASE BANK, N.A.
                             AS ADMINISTRATIVE AGENT

                 WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION
                              AS SYNDICATION AGENT

                                   BNP PARIBAS
                              AS SYNDICATION AGENT

                                     CALYON
                             AS DOCUMENTATION AGENT

                                SOCIETE GENERALE
                             AS DOCUMENTATION AGENT

                                       AND

                          THE LENDERS SIGNATORY HERETO

                                       AND

                          J.P. MORGAN SECURITIES, INC.
                   AS SOLE LEAD ARRANGER AND SOLE BOOK RUNNER


                        Effective as of October 21, 2005
                       ----------------------------------

                 Revolving Line of Credit of up to $400,000,000
                        with Letter of Credit Subfacility
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                    PAGE
ARTICLE I    DEFINITIONS                                               1
         1.01         Terms Defined Above                              1
         1.02         Terms Defined in Agreement                       1
         1.03         References                                       1
         1.04         Articles and Sections                            2
         1.05         Number and Gender                                2
ARTICLE II AMENDMENTS                                                  2
         2.01         Amendment of Section 6.2(d)                      2
         2.02         Amendment of Section 6.7                         2
         2.03         Amendment of Exhibit VIII                        2
ARTICLE III CONDITIONS                                                 2
         3.01         Receipt of Documents                             3
         3.02         Accuracy of Representations and Warranties       3
         3.03         Matters Satisfactory to Lenders                  3
ARTICLE IV REPRESENTATIONS AND WARRANTIES                              3
ARTICLE V RATIFICATION                                                 3
ARTICLE VI MISCELLANEOUS                                               3
         6.01         Scope of Amendment                               3
         6.02         Agreement as Amended                             3
         6.03         Parties in Interest                              3
         6.04         Rights of Third Parties                          4
         6.05         ENTIRE AGREEMENT                                 4
         6.06         JURISDICTION AND VENUE                           4

                                  EXHIBIT VIII
                          SUBSIDIARIES AND PARTNERSHIPS

                                   Percentage Ownership of
                                   Outstanding Common Stock    Place of Incorporation or
                                   or Partnership Interest     Jurisdiction of Formation
                                     (Distributive Share)            of Partnership               Address of Principal
                                                                                                    Place of Business
              Name
Subsidiaries:
GASRS, Inc.                                 100.00%                        TX               16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swenco-Western, Inc.                        100.00%                        TX               16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Marketing Co.                  100.00%                        TX               16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Exploration Services Inc.             100.00%                        TX               16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy International, Inc.            100.00%                        TX               16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy Canada, Ltd.                   100.00%                      Canada             16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas  77060


Swift Energy New Zealand Limited            100.00%                    New Zealand          16825 Northchase Drive, Suite 400
                                                                                            Houston, Texas 77060

Swift Energy New Zealand Holdings           100.00%                        TX               16825 Northchase, Suite 400

                                                                                            Houston, Texas 77060
Southern Petroleum (New                     100.00%                        TX               16825 Northchase Drive, Suite 400
Zealand) Exploration Limited                                                                Houston, Texas 77060
Partnerships:






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