Form 10-Q
period 2006-03-31
SWIFT ENERGY CO
filed 2006-05-05
CIK 351817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   x   Accelerated filer      Non-accelerated filer
                        ----                    ----                      ----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No x
   ----   ----

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


        Common Stock                          29,133,803 Shares
      ($.01 Par Value)                  (Outstanding at April 30, 2006)
      (Class of Stock)

                              SWIFT ENERGY COMPANY

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


                                      INDEX


PART I.          FINANCIAL INFORMATION                                                                           PAGE
                    Item 1.     Condensed Consolidated Financial Statements

                                Condensed Consolidated Balance Sheets                                               3
                                - March 31, 2006 and December 31, 2005

                                Condensed Consolidated Statements of Income                                         4
                                - For the Three month periods ended  March 31, 2006 and 2005

                                Condensed Consolidated Statements of Stockholders' Equity
                                - For the Three month periods ended March 31, 2006 and
                                  year ended December 31, 2005                                                      5

                                Condensed Consolidated Statements of Cash Flows                                     6
                                - For the Three month periods ended March 31, 2006 and 2005

                                Notes to Condensed Consolidated Financial Statements                                7

                    Item 2.     Management's Discussion and Analysis of Financial Condition                        23
                                  and Results of Operations

                    Item 3.     Quantitative and Qualitative Disclosures About Market Risk                         33

                    Item 4.     Controls and Procedures                                                            34

PART II.         OTHER INFORMATION

                    Item 1.     Legal Proceedings                                                                  35
                    Item 1A.    Risk Factors                                                                       35
                    Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                      None
                    Item 3.     Defaults Upon Senior Securities                                                  None
                    Item 4.     Submission of Matters to a Vote of Security Holders                              None
                    Item 5.     Other Information                                                                  35
                    Item 6.     Exhibits                                                                           36

SIGNATURES                                                                                                         37

Condensed Consolidated Balance Sheets
Swift Energy Company and Subsidiaries

                                                                              March 31,        December 31, 2005
                                                                                2006
                                                                          -----------------   -------------------
                                                     ASSETS
Current Assets:
     Cash and cash equivalents                                            $      55,227,167    $       53,004,562
     Accounts receivable-
          Oil and gas sales                                                      51,633,643            45,518,260
          Joint interest owners                                                   4,765,417             1,082,187
          Other Receivables                                                       9,850,320             3,795,080
     Deferred tax asset                                                          22,130,793                   ---
     Other current assets                                                        18,578,260            11,655,046
                                                                          -----------------   -------------------
             Total Current Assets                                               162,185,600           115,055,135
                                                                          -----------------   -------------------

Property and Equipment:
     Oil and gas, using full-cost accounting
          Proved properties                                                   1,802,196,935         1,731,866,298
          Unproved properties                                                   100,954,114            87,553,220
                                                                          -----------------   -------------------
                                                                              1,903,151,049         1,819,419,518
     Furniture, fixtures, and other equipment                                    20,673,961            15,313,277
                                                                          -----------------   -------------------
                                                                              1,923,825,010         1,834,732,795
     Less - Accumulated depreciation, depletion, and amortization              (791,057,946)         (755,699,056)
                                                                          -----------------   -------------------
                                                                              1,132,767,064         1,079,033,739
                                                                          -----------------   -------------------
Other Assets:
     Debt issuance costs                                                          7,733,329             8,026,780
     Restricted assets                                                            2,219,173             2,296,968
                                                                          -----------------   -------------------
                                                                                  9,952,502            10,323,748
                                                                          -----------------   -------------------
                                                                          $   1,304,905,166   $     1,204,412,622
                                                                          =================   ===================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities                             $      50,549,403   $        51,973,004
     Accrued capital costs                                                       47,893,579            30,073,728
     Accrued interest                                                            10,333,272             8,508,196
     Undistributed oil and gas revenues                                           4,320,520             7,866,086
                                                                          -----------------   -------------------
               Total Current Liabilities                                        113,096,774            98,421,014
                                                                          -----------------   -------------------

Long-Term Debt                                                                  350,000,000           350,000,000
Deferred Income Taxes                                                           171,170,929           129,306,891
Asset Retirement Obligation                                                      19,500,324            19,095,368
Lease Incentive Obligation                                                          975,212               271,182

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none
        outstanding                                                                     ---                   ---
     Common stock, $.01 par value, 85,000,000 shares authorized,
          29,541,526 and 29,458,974 shares issued, and 29,114,440
          and 29,009,530 shares outstanding, respectively                           295,415               294,590
     Additional paid-in capital                                                 363,945,910           365,085,695
     Treasury stock held, at cost, 427,086 and 449,444 shares,
          respectively                                                           (6,124,944)           (6,445,586)
     Unearned compensation                                                              ---            (5,849,820)
     Retained earnings                                                          291,617,263           254,302,757
     Accumulated other comprehensive income (loss), net of income tax               428,283               (69,469)
                                                                          -----------------   -------------------
                                                                                650,161,927           607,318,167
                                                                          -----------------   -------------------
                                                                          $   1,304,905,166   $     1,204,412,622
                                                                          =================   ===================

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income
Swift Energy Company and Subsidiaries

                                                                Three Months Ended March 31,
                                                                   2006               2005
                                                             -----------------  -----------------
Revenues:
     Oil and gas sales                                       $     134,952,993  $      95,521,333
     Price-risk management and other, net                            1,215,938             99,351
                                                             -----------------  -----------------
                                                                   136,168,931         95,620,684
                                                             -----------------  -----------------

Costs and Expenses:
     General and administrative, net                                 7,686,909          4,874,308
     Depreciation, depletion, and amortization                      35,406,497         24,205,378
     Accretion of asset retirement obligation                          291,515            186,507
     Lease operating cost                                           14,394,489         11,048,782
     Severance and other taxes                                      14,753,606          9,203,081
     Interest expense, net                                           5,860,919          6,344,009
                                                             -----------------  -----------------
                                                                    78,393,935         55,862,065
                                                             -----------------  -----------------

Income Before Income Taxes                                          57,774,996         39,758,619

Provision for Income Taxes                                          20,460,490         14,069,467
                                                             -----------------  -----------------
Net Income                                                   $      37,314,506  $      25,689,152
                                                             =================  =================

Per Share Amounts-

     Basic:   Net Income                                     $            1.28  $            0.91
                                                             =================  =================

     Diluted: Net Income                                     $            1.24  $            0.89
                                                             =================  =================

Weighted Average Shares Outstanding                                 29,071,764         28,160,949
                                                             =================  =================

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity
Swift Energy Company and Subsidiaries

                                             Additional                                                  Other
                                  Common       Paid-In       Treasury      Unearned      Retained    Comprehensive
                                  Stock(1)     Capital         Stock     Compensation    Earnings     Income(Loss)      Total
                                 ---------  -------------  ------------  ------------  ------------  -------------  -------------
Balance, December 31, 2004       $ 285,706  $ 343,536,298  $ (6,896,245) $ (1,728,585) $138,524,301   $    450,665  $ 474,172,140

   Stock issued for benefit
      plans(31,424 shares)             ---        435,134       450,659           ---           ---            ---        885,793

   Stock options exercised
      (840,847 shares)               8,409      9,804,555           ---           ---           ---            ---      9,812,964

   Tax benefits from exercise
      of stock options                 ---      4,366,236           ---           ---           ---            ---      4,366,236

   Employee stock purchase
      plan (32,495 shares)             325        642,354           ---           ---           ---            ---        642,679

   Issuance of restricted stock
      (15,000 shares)                  150            ---           ---           ---           ---            ---            150

   Grants of restricted stock
      (158,500 shares)                 ---      6,668,608           ---    (6,072,008)          ---            ---        596,600

   Forfeitures of restricted
      stock                            ---       (367,490)          ---       367,490           ---            ---            ---

   Amortization of restricted
      stock compensation               ---            ---           ---     1,583,283           ---           ---       1,583,283

Comprehensive Income:

   Net income                          ---            ---           ---           ---   115,778,456            ---    115,778,456

   Other Comprehensive Income          ---            ---           ---           ---           ---       (520,134)      (520,134)
                                                                                                                    -------------
      Total Comprehensive Income       ---            ---           ---           ---           ---            ---    115,258,322
                                 ---------  -------------  ------------  ------------  ------------  -------------  -------------

Balance, December 31, 2005       $ 294,590  $ 365,085,695  $ (6,445,586) $ (5,849,820) $254,302,757  $     (69,469) $ 607,318,167
                                 =========  =============  ============  ============  ============  =============  =============

   Stock issued for benefit
      plans (22,358 shares)            ---        714,049       320,642           ---           ---            ---      1,034,691

   Stock options exercised
      (68,372 shares)                  683        984,297           ---           ---           ---            ---        984,980

   Adoption of SFAS No. 123R           ---     (5,875,280)          ---     5,849,820           ---            ---        (25,460)

   Excess tax benefits from
      stock-based awards               ---        550,218           ---           ---           ---            ---        550,218

   Issuance of restricted stock
      (14,180 shares)                  142           (142)          ---           ---           ---            ---            ---

   Amortization of stock
      compensation                     ---      2,487,073           ---           ---           ---            ---      2,487,073

   Comprehensive Income:

      Net income                       ---            ---           ---           ---    37,314,506            ---     37,314,506

      Other Comprehensive Income       ---            ---           ---           ---           ---        497,752        497,752
                                                                                                                    -------------
          Total Comprehensive
             Income                    ---            ---           ---           ---           ---            ---     37,812,258
                                 ---------  -------------  ------------  ------------  ------------  -------------  -------------

Balance, March 31, 2006          $ 295,415  $ 363,945,910  $ (6,124,944) $        ---  $291,617,263  $     428,283  $ 650,161,927
                                 =========  =============  ============  ============  ============  =============  =============

(1) $.01 Par Value

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Swift Energy Company and Subsidiaries

                                                                    Three Months Ended March 31,
                                                                ------------------------------------
                                                                      2006                2005
                                                                -----------------   ----------------
Cash Flows from Operating Activities:
     Net income                                                 $      37,314,506   $     25,689,152
     Adjustments to reconcile net income to net cash provided
             by operating activities-
          Depreciation, depletion, and amortization                    35,406,497         24,205,378
          Accretion of asset retirement obligation                        291,515            186,507
          Deferred income taxes                                        19,992,384         14,069,467
          Stock-based compensation expense                              1,710,417             95,836
          Other                                                        (3,120,456)           889,553
          Change in assets and liabilities-
             Increase in accounts receivable                           (9,798,613)           (18,122)
             Decrease in accounts payable and accrued
               liabilities                                               (189,060)        (1,603,411)
             Increase in income taxes payable                             468,106                ---
             Increase in accrued interest                               1,825,076          1,137,196
                                                                -----------------   ----------------
                Net Cash Provided by Operating Activities              83,900,372         64,651,556
                                                                -----------------   ----------------

Cash Flows from Investing Activities:
     Additions to property and equipment                              (77,963,107)       (44,526,775)
     Proceeds from the sale of property and equipment                      45,962            121,777
     Net cash distributed as operator of oil and gas properties        (5,587,868)        (7,913,657)
     Net cash received (distributed) as operator of
          partnerships and joint ventures                                 339,655           (884,798)
     Other                                                                (47,607)             4,977
                                                                -----------------   ----------------
               Net Cash Used in Investing Activities                  (83,212,965)       (53,198,476)
                                                                -----------------   ----------------

Cash Flows from Financing Activities:
     Payments of bank borrowings                                              ---        (7,500,000)
     Net proceeds from issuances of common stock                          984,980            841,394
     Excess tax benefits from stock-based awards                          550,218                ---
                                                                -----------------   -----------------
              Net Cash Provided by (Used in)Financing
                 Activities                                             1,535,198         (6,658,606)
                                                                -----------------   -----------------

Net Increase in Cash and Cash Equivalents                       $       2,222,605   $      4,794,474

Cash and Cash Equivalents at Beginning of Period                       53,004,562          4,920,118
                                                                -----------------   ----------------

Cash and Cash Equivalents at End of Period                      $      55,227,167   $      9,714,592
                                                                =================   ================

Supplemental Disclosures of Cash Flows Information:
Cash  paid  during   period  for   interest,   net  of  amounts $       3,747,050   $      4,923,109
capitalized
Cash paid during period for income taxes                        $             ---   $            ---

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


(1)    General Information

         The condensed consolidated financial statements included herein have been prepared by Swift Energy Company and reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of our management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(2)    Summary of Significant Accounting Policies

       Holding Company Structure

         In December 2005, we implemented a holding company structure pursuant to Texas and federal law in a manner designed to be a non-taxable transaction. The new parent holding company assumed the Swift Energy Company name and its common stock and continued to trade on the New York and Pacific Stock Exchanges. The purposes of this new holding company structure are to separate Swift Energy's domestic and international operations to better reflect management practices, to improve our economics, and to provide greater administrative and organizational flexibility. Under the new organizational structure, four new subsidiaries were formed with the Texas parent holding company wholly owning three Delaware subsidiaries, which in turn wholly own Swift Energy's operating subsidiaries. Swift Energy Operating, LLC is the operator of record for Swift Energy's domestic properties. Swift Energy's name, charter, bylaws, officers, board of directors, authorized shares and shares outstanding remain substantially identical. The Company's international operations continue to be conducted through Swift Energy International, Inc. Swift Energy amended its bank credit agreement, debt indentures and various other plans and documents to accommodate the internal reorganization, but the Company's day-to-day conduct of business was not impacted. Accordingly, there was no impact on our financial position or results of operations.

       Property and Equipment

         We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended March 31, 2006 and 2005, such internal costs capitalized totaled $6.0 million and $4.1 million, respectively. Interest costs are also capitalized to unproved oil and gas properties. For the three months ended March 31, 2006 and 2005, capitalized interest on unproved properties totaled $2.1 million, and $1.8 million, respectively. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

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

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


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

       Full-Cost Ceiling Test.

         At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, including gas processing facilities, capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the recognized asset retirement obligation liability is limited to the sum of the estimated future net revenues from proved properties, excluding cash outflows from recognized asset retirement obligations, including future development and abandonment costs of wells to be drilled, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). Our hedges at March 31, 2006 consisted of natural gas and crude oil price floors with strike prices higher than the period end price but did not materially affect prices used in this calculation. This calculation is done on a country-by-country basis.

         The calculation of the Ceiling Test and provision for depreciation, depletion, and amortization ("DD&A") is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and gas that are ultimately recovered.

         Given the volatility of oil and gas prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


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

       Revenue Recognition

         Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Processing costs for natural gas and natural gas liquids (NGLs) that are paid in-kind are deducted from revenues. The Company uses the entitlement method of accounting in which the Company recognizes its ownership interest in production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in "Accounts payable and accrued liabilities" on the accompanying balance sheet. Natural gas balancing receivables are reported in "Other current assets" on the accompanying balance sheet when our ownership share of production exceeds sales. As of March 31, 2006, we did not have any material natural gas imbalances.

       Accounts Receivable

         We assess the collectibility of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both March 31, 2006 and December 31, 2005, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total "Accounts receivable" balances on the accompanying balance sheets. Receivables related to insurance reimbursement are computed in accordance with applicable accounting guidance; and we monitor our costs incurred and their collectibility under our insurance policies and believe all amounts recorded are recoverable.

       Inventories

         We value inventories at the lower of cost or market value. Cost of crude oil inventory is determined using the weighted average method and all other inventory is accounted for using the first in, first out method ("FIFO"). The major categories of inventories, which are included in "Other current assets" on the accompanying balance sheets, are shown as follows:

                                              Balance at          Balance at
                                             March 31, 2006    December 31,2005
                                                (000's)              (000's)
                                            ---------------    ----------------

        Materials, Supplies and Tubulars... $        12,428    $          8,494
        Crude Oil ..........................            772                 916
                                            ---------------    ----------------
             Total .........................$        13,200    $          9,410
                                            ===============    ================

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


       Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the reported amount of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates underlying these financial statements include:
       o the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties and the related present value of estimated future net cash flows there-from,
       o accruals related to oil and gas revenues, capital expenditures and lease operating expenses,
       o estimates of insurance recoveries related to property damage,
       o estimates of stock compensation expense,
       o the estimated future cost and timing of asset retirement obligations, and
       o estimates made in our income tax calculations.

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

       Income Taxes

         Under SFAS No. 109, "Accounting for Income Taxes," deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. The effective tax rate for the three months ended March 31, 2006 and 2005 was higher than the U.S. Federal statutory tax rate primarily due to state income taxes, partially offset by reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation. As of March 31, 2006, we believe we will utilize all of our domestic operating loss carryforwards during the 2006 tax year, and these amounts are classified as current in the "Deferred tax asset" account on the accompanying balance sheet.

       Accounts Payable and Accrued Liabilities

         Included in "Accounts payable and accrued liabilities," on the accompanying balance sheets, at March 31, 2006 and December 31, 2005 are liabilities of approximately $12.1 million and $9.9 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in the applicable disbursement bank accounts.

       Accumulated Other Comprehensive Income (Loss), Net of Income Tax

         We follow the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At March 31, 2006, we recorded $0.4 million, net of taxes of $0.2 million, of derivative gains in "Accumulated other comprehensive income (loss), net of income tax" on the accompanying balance sheet. The components of accumulated other comprehensive Income (loss) and related tax effects for 2006 were as follows:

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES

                                                             Gross Value          Tax Effect         Net of Tax Value
                                                         -------------------   -----------------   -------------------
     Other comprehensive income at December 31, 2005     $          (110,094)  $          40,625   $          (69,469)
     Change in fair value of cash flow hedges                       (104,721)             38,642              (66,079)
     Effect of cash flow hedges settled
        during the period                                            889,687            (325,856)              563,831
                                                         -------------------   -----------------   -------------------
     Other comprehensive income at March 31, 2006        $           674,872   $        (246,589)  $           428,283
                                                         ===================   =================   ===================

         Total comprehensive income was $37.8 million and $24.7 million for the first quarter of 2006 and 2005, respectively.

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

         We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. During the first quarter of 2006 and 2005, we recognized a net gain of $0.9 million and a net loss of $0.1 million, respectively, relating to our derivative activities. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At March 31, 2006, the Company had recorded $0.4 million, net of taxes of $0.2 million, of derivative gains in "Accumulated other comprehensive income (loss), net of income tax" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for the first quarters of 2006 and 2005 were not material. We expect to reclassify all amounts currently held in "Accumulated other comprehensive income (loss), net of income tax" into the statement of income within the next three months when the forecasted sale of hedged production occurs.

         At March 31, 2006, we had in place price floors in effect for April 2006 through the June 2006 contract month for natural gas that cover a portion of our domestic natural gas production for April 2006 to June 2006. The natural gas price floors cover notional volumes of 1,275,000 MMBtu, with a weighted average floor price of $8.00 per MMBtu. Our natural gas price floors in place at March 31, 2006 are expected to cover approximately 35% to 45% of our estimated domestic natural gas production from April 2006 to June 2006.

         When we entered into these transactions discussed above, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and documented and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in "Accumulated other comprehensive income
       (loss), net of income tax." When the hedged transactions are recorded upon the actual sale of oil and natural gas, these gains or losses are reclassified from "Accumulated other comprehensive income (loss), net of income tax" and recorded in "Price-risk management and other, net" on the accompanying statement of income. The fair value of our derivatives is computed using the Black-Scholes-Merton option pricing model and is periodically verified against quotes from brokers. The fair value of these instruments at March 31, 2006, was $1.1 million and is recognized on the accompanying balance sheet in "Other current assets."

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


       Supervision Fees

         Consistent with industry practice, we charge a supervision fee to the wells we operate including our wells in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to general and administrative, net based on our estimate of the costs incurred to operate the wells. The total amount of supervision fees charged to the wells we operate was $2.0 million in the first quarter of 2006 and $1.7 million in the first quarter of 2005.

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

                                                                                    2006               2005
                                                                             -----------------   ----------------
      Asset Retirement Obligation recorded as of January 1 ..................$      19,356,367   $     17,639,136
        Accretion expense for the three months ended March 31 ...............          291,515            186,507
        Liabilities incurred for new wells and facilities construction ......          174,139             29,622
        Reductions due to sold, or plugged and abandoned wells ..............              ---           (166,452)
        Decrease due to currency exchange rate fluctuations .................          (60,697)           (11,960)
                                                                             -----------------   ----------------
      Asset Retirement Obligation as of March 31 ............................$      19,761,324   $     17,676,853
                                                                             -----------------   ----------------

         At both March 31, 2006 and December 31, 2005, approximately $0.3 million of our asset retirement obligation is classified as a current liability in "Accounts payable and accrued liabilities" on the accompanying balance sheets.

       New Accounting Pronouncements

         EITF 04-05 addresses when a limited partnership should be consolidated by its general partner. EITF 04-05 presumes that a sole general partner in a limited partnership controls the limited partnership, and therefore should consolidate the limited partnership. The presumption of control can be overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights. The EITF reached a tentative conclusion on the circumstances in which either kick-out rights or participating rights would be considered substantive and preclude consolidation by the general partner. The FASB ratified the EITF consensus at the June 2005 EITF meeting. This EITF was adopted January 1, 2006 and did not have a material impact on our consolidated financial statements because we believe our limited partners have substantive kick-out rights under paragraph B20 of FIN 46R.

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

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


       net income of the period of the change the cumulative effect of changing to the new accounting principle. If retrospective application for all prior periods is impracticable, the method used to report the change and the reason the retrospective application is impracticable are to be disclosed.

         Under SFAS No. 154, retrospective application will be the transition method in the unusual instance that a newly issued accounting pronouncement does not provide specific transition guidance. It is expected that many pronouncements will specify transition methods other than retrospective. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, and the adoption of this statement had no impact on our financial position or results of operations.

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

(3)    Share-Based Compensation

         We have various types of share-based compensation plans, refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for additional information related to these share-based compensation plans.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payment" (SFAS No.
       123R) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123R, we accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for employee stock option grants.

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the three months ended March 31, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

         As a result of adopting SFAS No. 123R on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006, were $1.1 million, $0.7 million, $0.02, and $0.02 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 for our stock option grants. Upon adoption of SFAS 123R, we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one recognizing expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards. This amount was recorded in "General and Administrative, net" in the accompanying condensed consolidated statements of operations.

         We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS No. 123R, we reported all tax benefits resulting from the award of equity instruments as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS No. 123R, we are required to report excess

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


       tax benefits from the award of equity instruments as financing cash flows, these benefits totaled $0.6 million for the three months ended March 31, 2006.

         Net cash proceeds from the exercise of stock options were $1.0 million for the three months ended March, 31, 2006. The actual income tax benefit realized from stock option exercises was $0.3 million for the same period.

         Stock compensation expense for both stock options and restricted stock issued to both employees and non-employees is recorded in "General and Administrative, net" in the accompanying condensed consolidated statement of income, and was $1.7 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. We view all awards of stock compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

         The following table illustrates the effect on March 31, 2005 operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123R. Our net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                                        Three Months Ended
                                                                             March 31, 2005
                                                                      --------------------------
      Net Income:      As Reported ..................................                $25,689,152
                       Stock-based employee compensation expense
                          determined  under fair  value  method
                          for all awards, net of tax ................                   (859,151)
                                                                      --------------------------
                       Pro Forma ....................................                $24,830,001

      Basic EPS:       As Reported ..................................                       $.91
                       Pro Forma ....................................                       $.88

      Diluted EPS:     As Reported ..................................                       $.89
                       Pro Forma ....................................                       $.86

       Stock Options

         We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock-option awards with the following weighted-average assumptions for the indicated periods.

                                                      Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                     2006              2005
                                                  ----------------------------

  Dividend yield                                          0%                0%
  Expected volatility                                    40%               40%
  Risk-free interest rate                               4.8%              3.5%
  Expected life of options (in years)                   6.3               3.2
  Weighted-average grant-date fair value          $   21.02         $    8.40

         The expected term has been calculated using the Securities and Exchange Commission Staff's shortcut approach from Staff Accounting Bulleting No.
       107. We have analyzed historical volatility and based on an analysis of all relevent factors use a three-year period to estimate expected volatility of our stock option grants.

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         At March 31, 2006, there was $5.9 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.7 years.

         The following table represents stock option activity for the three months ended March 31, 2006:

                                                                   March 31, 2006
                                                       --------------------------------------
                                                                     Wtd. Avg.      Wtd. Avg.
                                                                       Exer.        Contract
                                                         Shares       Price           Life
                                                       -----------   ---------   ------------
            Options outstanding, beginning of period     2,118,179   $   21.28
            Options granted                                139,339   $   44.14
            Options canceled                               (24,440)  $   19.02
            Options exercised                              (71,785)  $   17.59
                                                       -----------               ------------
            Options outstanding, end of period           2,161,293   $   22.87        5.8 Yrs
                                                       ===========               ============
            Options exercisable, end of period           1,140,761   $   21.52        4.6 Yrs
                                                       ===========               ============


         The aggregate intrinsic value of options outstanding at March 31, 2006 was $33.2 million, and the aggregate intrinsic value of options exercisable was $18.2 million. Total intrinsic value of options exercised was $1.9 million for the three months ended March 31, 2006.

       Restricted Stock

         The plans, as described in Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unrecognized compensation cost related to these awards is expected to be expensed over the period the restrictions lapse (generally 18 months to five years).

         The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. As of March 31, 2006, we have unrecognized compensation expense of $10.0 million associated with these awards which are expected to be recognized over a weighted-average period of 2.5 years.

         The following table represents restricted stock activity for the three months ended March 31, 2006:

                                                    March 31, 2006
                                              -------------------------
                                                                Wtd.
                                                                Avg.
                                                               Grant
                                                Shares         Price
                                              -----------  ------------

   Restricted shares outstanding, beginning
       of period                                  236,950  $      34.79
   Restricted shares granted                      114,980  $      43.68
   Restricted shares canceled                     (10,230) $      39.51
   Restricted shares vested                       (14,180) $      25.18
   Restricted shares outstanding, end of
       period                                     327,520  $      41.56

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


(4)    Earnings Per Share

         Basic earnings per share ("Basic EPS") have been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share ("Diluted EPS") for all periods also assumes, as of the beginning of the period, exercise of stock options and restricted stock grants to employees using the treasury stock method. Certain of our stock options, that could potentially dilute Basic EPS in the future, were antidilutive for periods ended March 31, 2006 and 2005, and are discussed below.

         The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the periods ended March 31, 2006 and 2005:

                                                                Three Months Ended March 31,
                                          -------------------------------------------------------------------------------
                                                        2006                                    2005
                                          ---------------------------------------  --------------------------------------
                                               Net                     Per Share       Net                     Per Share
                                             Income         Shares       Amount      Income        Shares       Amount
                                          -------------  -----------  -----------  ------------  -----------  -----------
      Basic EPS:
        Net Income and Share Amounts......$  37,314,506   29,071,764  $      1.28  $ 25,689,152   28,160,949  $      0.91
        Dilutive Securities:
        Restricted Stock .................          ---       78,501                        ---       11,242
        Stock Options ....................          ---      845,633                        ---      641,115
                                          ------------- ------------               ------------  -----------
      Diluted EPS:
        Net Income and Assumed Share
          Conversions ....................$  37,314,506   29,995,898  $      1.24  $ 25,689,152   28,813,306  $      0.89
                                          -------------- -----------               ------------  -----------

         Options to purchase approximately 2.2 million shares at an average exercise price of $22.87 were outstanding at March 31, 2006, while options to purchase 2.9 million shares at an average exercise price of $18.97 were outstanding at March 31, 2005. Approximately 1.6 million and
       0.7 million stock options and non-vested shares of restricted stock were not included in the computation of Diluted EPS for the periods ended March 31, 2006, and 2005, respectively, because these options were antidilutive in that the option price was greater than the average closing market price for the common shares during those periods. Restricted stock grants to consultants of 1,200 shares, were not included in the computation of Diluted EPS for the period ended March 31, 2006, as performance conditions surrounding the vesting of these shares had not occurred.

(5)    Long-Term Debt

         Our long-term debt, including the current portion, as of March 31, 2006 and December 31, 2005, was as follows (in thousands):

                                                            March 31,                December 31,
                                                              2006                       2005
                                                       ------------------        -------------------
          Bank Borrowings .............................$              ---        $               ---
          7-5/8% senior notes due 2011 ................           150,000                    150,000
          9-3/8% senior subordinated notes due 2012 ...           200,000                    200,000
                                                       ------------------        -------------------
                    Long-Term Debt ....................$          350,000        $           350,000
                                                       ------------------        -------------------

       Bank Borrowings

         At March 31, 2006, we had no outstanding borrowings under our $400.0 million credit facility with a syndicate of ten banks that has a borrowing base of $250.0 million and expires in October 2008. The interest rate is either (a) the lead bank's prime rate (7.75% at March 31, 2006) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


       the last calculated borrowing base. In June 2004, we renewed this credit facility, increasing the facility to $400 million from $300 million and extending its expiration to October 1, 2008 from October 1, 2005. The other terms of the credit facility, such as the borrowing base amount and commitment amount, stayed largely the same. The covenants related to this credit facility changed somewhat with the extension of the facility and are discussed below. We incurred $0.4 million of debt issuance costs related to the renewal of this facility in 2004, which is included in "Debt issuance costs" on the accompanying balance sheets and will be amortized to interest expense over the life of the facility.

         The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX), and limitations on incurring other debt or repurchasing our 7-5/8% senior notes due 2011 or 9-3/8% senior subordinated notes due 2012. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group at $250.0 million effective May 1, 2006. We requested that the commitment amount with our bank group be reduced to $150.0 million effective May 9, 2003. Under the terms of the credit facility, we can increase this commitment amount back to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The next scheduled borrowing base review is in November 2006.

         Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.2 million and $0.3 million for the first quarters of 2006 and 2005, respectively. The amount of commitment fees included in interest expense, net was $0.1 million for both the first quarters of 2006 and 2005.

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

         Interest expense on the 7-5/8% senior notes due 2011, including amortization of debt issuance costs totaled $3.0 million in both the first quarter of 2006 and 2005.

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


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

         Interest expense on the 9-3/8% senior subordinated notes due 2012, including amortization of debt issuance costs totaled $4.8 million in both the first quarters of 2006 and 2005.

         The aggregate maturities on our long-term debt are $150 million for 2011 and $200 million for 2012.

         We have capitalized interest on our unproved properties in the amount of $2.1 million and $1.8 million, for the first quarters of 2006 and 2005, respectively.

(6)    Foreign Activities

         As of March 31, 2006, our gross capitalized oil and gas property costs in New Zealand totaled approximately $305.6 million. Approximately $273.5 million has been included in the "Proved properties" portion of our oil and gas properties, while $32.1 million is included as "Unproved properties." Our functional currency in New Zealand is the U.S. Dollar. Net assets of our New Zealand operations total $252.1 million at March 31, 2006.

(7)    Acquisitions and Dispositions

         In November 2005, we acquired interests in the South Bearhead Creek field in Central Louisiana. This field is approximately 50 miles south of our Masters Creek field. We paid approximately $24.3 million in cash for these interests. After taking into account internal acquisition costs of $2.6 million, and assumed liabilities of $1.4 million, our total cost was $28.3 million. We allocated $26.2 million of the acquisition price to "Proved properties," $2.5 million to "Unproved properties," and recorded a liability for $0.4 million to "Asset retirement obligation" on our accompanying consolidated balance sheet. In December 2005 we acquired additional interests in this field. We paid approximately $4.6 million in cash for these additional interests. After taking into account internal acquisition costs of $0.6 million, our total cost was $5.2 million. We allocated $4.9 million of the acquisition price to "Proved properties," $0.4 million to "Unproved properties," and recorded a liability for $0.1 million to "Asset retirement obligation" on our accompanying consolidated balance sheet. These acquisitions were accounted for by the purchase method of accounting. We made these acquisitions to increase our exploration and development opportunities in this area. The revenues and expenses from these properties have been included in our accompanying consolidated statements of income from the date of acquisition forward, however, given the acquisitions were in November and December 2005, these amounts were immaterial for 2005.

(8)    Subsequent Events

         In April 2006, we sold our minority interests in the Brookeland and Masters Creek natural gas processing plants for approximately $20.3 million in cash. Under the "full-cost" method of accounting for oil and gas property and equipment costs, the proceeds of this sale will be applied against our oil and gas properties and equipment balance, and no gain or loss will be recognized on this transaction.

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


(9)    Condensed Consolidating Financial Information

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

       Condensed Consolidating Balance Sheets


(in 000's)                                                                    March 31, 2006
                                             -------------------------------------------------------------------------------------
                                              Swift Energy Co.    Swift Energy
                                               (Parent and       Operating, LLC     Other                         Swift Energy Co.
                                                Co-obligor)       (Co-obligor)    Subsidiaries    Eliminations      Consolidated
                                             -----------------   --------------   ------------   --------------   ----------------
ASSETS
     Current assets                          $             ---   $      135,829   $     26,357   $          ---   $        162,186
     Property and equipment                                ---          910,152        222,615              ---          1,132,767
     Investment in subsidiaries (equity
       method)                                         650,162             ---         449,968       (1,100,130)               ---
     Other assets                                          ---           33,813            609          (24,470)             9,953
                                             -----------------   --------------   ------------   --------------   ----------------
          Total assets                       $         650,162   $    1,079,794   $    699,549   $   (1,124,600)  $      1,304,905
                                             =================   ==============   ============   ==============   ================


LIABILITIES AND STOCKHOLDERS'  EQUITY
     Current liabilities                     $             ---   $       96,262   $     16,834   $          ---   $        113,097
     Long-term liabilities                                 ---          533,564         32,553          (24,470)           541,646
     Stockholders' equity                              650,162          449,968        650,162       (1,100,130)           650,162
                                             -----------------   --------------   ------------   --------------   ----------------
          Total liabilities and
            stockholders' equity             $         650,162   $    1,079,794   $    699,549   $   (1,124,600)  $      1,304,905
                                             =================   ==============   ============   ===============  ================

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


(in 000's)                                                                   December 31, 2005
                                             -------------------------------------------------------------------------------------
                                              Swift Energy Co.    Swift Energy
                                              (Parent and        Operating, LLC      Other                        Swift Energy Co.
                                               Co-obligor)        (Co-obligor)    Subsidiaries    Eliminations      Consolidated
                                             -----------------   --------------   ------------   --------------   ----------------
ASSETS
     Current assets                          $             ---   $       92,788   $     22,267   $          ---   $        115,055
     Property and equipment                                ---          862,717        216,316              ---          1,079,034
     Investment in subsidiaries (equity
       method)                                         607,318              ---        410,612       (1,017,930)               ---
     Other assets                                          ---           31,955            682          (22,313)            10,324
                                             -----------------   --------------   ------------   --------------   ----------------
          Total assets                       $         607,318   $      987,460   $    649,877    $  (1,040,243)  $      1,204,413
                                             =================   ==============   ============   ==============   ================





LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                     $             ---   $       85,472   $     12,949   $          ---   $         98,421
     Long-term liabilities                                 ---          491,376         29,610          (22,313)           498,674
     Stockholders' equity                              607,318          410,612        607,318       (1,017,930)           607,318
                                             -----------------   --------------   ------------   --------------   ----------------
          Total liabilities and
            stockholders' equity             $         607,318   $      987,460   $    649,877   $   (1,040,243)  $      1,204,413
                                             =================   ==============   ============   ==============   ================


Condensed Consolidating Statements of Income

(in 000's)                                                          Three Months Ended March 31, 2006
                                             -------------------------------------------------------------------------------------
                                              Swift Energy Co.    Swift Energy
                                               (Parent and        Operating, LLC      Other                       Swift Energy Co.
                                                Co-obligor)       (Co-obligor)    Subsidiaries   Eliminations       Consolidated
                                             -----------------   --------------   ------------   --------------   ----------------
     Revenues                                $             ---   $      119,438   $     16,731   $          ---   $        136,169
     Expenses                                              ---           65,798         12,596              ---             78,394
                                             -----------------   --------------   ------------   --------------   ----------------

     Income (loss) before the following:                   ---           53,640          4,135              ---             57,775
          Equity in net earnings of
            subsidiaries                                37,315              ---         33,828          (71,143)               ---
                                             -----------------   --------------   ------------   --------------   ----------------
     Income before income taxes                         37,315           53,640         37,963          (71,143)            57,775
     Income tax provision (benefit)                        ---           19,812            648              ---             20,460
                                             -----------------   --------------   ------------   --------------   ----------------

     Net income                              $          37,315   $       33,828   $     37,315   $      (71,143)  $         37,315
                                             =================   ==============   ============   ==============   ================

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES

(in 000's)                                                       Three Months Ended March 31, 2005
                                             ---------------------------------------------------------------------
                                              Swift Energy Co.
                                               (Parent and                                          Swift Energy
                                                  Issuer)        Other Subsidiaries  Eliminations   Consolidated
                                             -----------------   ------------------  ------------  ---------------
     Revenues                                $          76,768   $           18,855  $         (2) $        95,621
     Expenses                                           44,437               11,427            (2)          55,862
                                             -----------------   ------------------  ------------  ---------------

     Income (loss) before the following:                32,331                7,428           ---           39,759
          Equity in net earnings of
             subsidiaries                                5,379                  ---        (5,379)             ---
                                             -----------------   ------------------  ------------  ---------------

     Income before income taxes                         37,710                7,428        (5,379)          39,759
     Income tax provision (benefit)                     12,020                2,049           ---           14,069
                                             -----------------   ------------------  ------------  ---------------

     Net income                              $          25,690   $            5,379  $     (5,379) $        25,690
                                             =================   ==================  ============  ===============





Condensed Consolidating Statements of Cash Flows

(in 000's)                                                        Three Months Ended March 31, 2006
                                      -------------------------------------------------------------------------------------
                                       Swift Energy Co.    Swift Energy
                                        (Parent and       Operating, LLC        Other                      Swift Energy Co.
                                        Co-obligor)        (Co-obligor)      Subsidiaries    Eliminations     Consol.
                                      ----------------   -----------------   -------------   ------------  ----------------
     Cash flow from operations        $            ---   $          76,061   $       7,839   $        ---  $         83,900
     Cash flow from investing
        activities                                 ---             (71,734)        (13,637)         2,157           (83,213)
     Cash flow from financing
        activities                                 ---               1,535           2,157         (2,157)            1,535
                                      ----------------   -----------------   -------------   ------------  ----------------

     Net increase in cash             $            ---   $           5,862   $      (3,640)  $        ---  $          2,223
     Cash, beginning of period                     ---              44,911           8,094            ---            53,005
                                      ----------------   -----------------   -------------   ------------  ----------------

     Cash, end of period              $            ---   $          50,773   $       4,454   $        ---  $         55,227
                                      ================   =================   =============   ============  ================

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES

(in 000's)                                                       Three Months Ended March 31, 2005
                                             --------------------------------------------------------------------------
                                             Swift Energy Co.
                                               (Parent and          Other                              Swift Energy Co.
                                                  Issuer)         Subsidiaries       Eliminations      Consolidated
                                             ----------------  -----------------   -----------------   ----------------
     Cash flow from operations               $         50,871  $          13,781   $             ---   $         64,652

     Cash flow from investing activities              (39,834)           (15,147)              1,783            (53,198)
     Cash flow from financing activities               (6,659)             1,783              (1,783)            (6,659)
                                             ----------------  -----------------   -----------------   ----------------

     Net increase (decrease) in cash                    4,378                417                 ---              4,795
     Cash, beginning of period                            205              4,715                 ---              4,920
                                             ----------------  -----------------   -----------------   ----------------

     Cash, end of period                     $          4,583  $           5,132   $             ---   $          9,715
                                             ================  =================   =================   ================


(10)   Segment Information

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

                                                                      Three Months Ended March 31,
                              -----------------------------------------------------------------------------------------------------
                                                     2006                                                2005
                              ----------------------------------------------------  -----------------------------------------------
                                                     New                                                 New
                                  Domestic         Zealand              Total          Domestic        Zealand            Total
                              ---------------  ----------------  -----------------  --------------  --------------  ---------------
Oil and gas sales             $   118,084,694  $     16,868,299  $     134,952,993  $   76,775,769  $   18,745,564  $    95,521,333

Costs and Expenses:
   Depreciation, depletion
    and amortization               28,021,752         7,384,745         35,406,497      17,673,698       6,531,680       24,205,378
   Accretion of asset
    retirement obligation             255,672            35,843            291,515         153,857          32,650          186,507
  Lease operating costs            11,307,560         3,086,929         14,394,489       8,244,217       2,804,565       11,048,782
  Severance and other taxes        13,607,937         1,145,669         14,753,606       8,030,686       1,172,395        9,203,081
Income from oil and gas
    operations                $    64,891,773  $      5,215,113  $      70,106,886  $   42,673,311  $    8,204,274  $    50,877,585

   Price-risk management
     and other, net                                                      1,215,938                                           99,351

   General and
    administrative, net                                                  7,686,909                                        4,874,308
   Interest expense, net                                                 5,860,919                                        6,344,009

Income Before Income Taxes                                       $      57,774,996                                  $    39,758,619
                              ---------------  ----------------  -----------------  --------------  --------------  ---------------
Total Assets                  $ 1,052,793,307  $    252,111,859  $   1,304,905,166  $  800,313,774  $  218,951,614  $ 1,019,265,388
                              ===============  ================  =================  ==============  ==============  ===============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.

         You should read the following discussion and analysis in conjunction with our financial information and our condensed consolidated financial statements and notes thereto included in this report and our Form 10-K for the year ended December 31, 2005. The following information contains forward-looking statements. For a discussion of limitations inherent in forward-looking statements, see "Forward-Looking Statements" on page 32 of this report.

       Overview

         Swift Energy had record net income and production for the first quarter of 2006. Net income increased 45% to $37.3 million and production increased 7% to 16.6 Bcfe over first quarter 2005 levels. Cash flow from operating activities increased 30% to $83.9 million over first quarter 2005 levels. We also had record revenues of $136.2 million for the first quarter of 2006, an increase of 42% over 2005 first quarter levels. The strong commodity prices during the first quarter of 2006 and increases in production supported the increase in our revenues as compared to the same period in 2005.

         Our efforts and capital throughout the first quarter of 2006 remained primarily focused on infrastructure improvements, increased production, and the development of long-lived reserves through exploration and
       exploitation   activities  primarily  in  four  of  our  regions:   South
       Louisiana, South Texas, Toledo Bend, and New Zealand. We expect to continue this focus throughout 2006. We are reviewing further potential capacity increases of our facilities in Lake Washington, and expect the new 3-D seismic survey over the Cote Blanche Island area to be completed in the third quarter of 2006, and have recently acquired seismic on our offshore Kaheru exploration permit in New Zealand. In March 2006, we signed a participation agreement to explore several sites in onshore Alaska's Cook Inlet Basin. Under the joint venture we will have a 37.5% working interest in about 54,500 acres. We started drilling an exploratory well, in which we own a 50% working interest, on this acreage in April 2006.

         Our overall costs and expenses increased in the first quarter of 2006. Although costs for equipment and services are continuing to rise in the industry at this time, we are working to manage our costs and expenses to remain at this same general level for the remainder of 2006. The largest increase in these costs and expenses is due to increased depreciation, depletion and amortization expense as a result of increased estimates for future development costs and additional capital expenditures over prior year levels. We experienced higher costs due to increased oil production in Lake Washington, along with higher severance taxes due to increased revenues. We also saw an increase in our general and administrative expenses due to an increased workforce and stock compensation expense associated with the adoption of FAS No. 123(R). We expect cost pressures to continue to affect the industry throughout 2006, especially along the Gulf Coast following the two 2005 hurricanes, with tightening availability of crews as well as increasing costs of services and basic equipment.

         Our financial position remains strong and flexible, allowing us to take advantage of future opportunities for organic growth through drilling and strategic growth through acquisitions. Our financial ratios have also continued to improve. Our debt to capitalization ratio was 35% at March 31, 2006 compared to 37% at year-end 2005, as debt levels remained at the same level as year-end 2005 and retained earnings increased as a result of the current period profit. Including our cash on hand at the end of the quarter, our net debt to capital ratio would have been 29%.

         There are a number of factors that support our belief that Swift Energy's performance for 2006 will be strong. We think that strong commodity prices will continue over the foreseeable future, based in part on forward-strip pricing. Although production was impacted by the hurricane activity in the second half of 2005, all of Swift Energy's operations in the South Louisiana region are back on production at or above pre-Katrina production levels, except for the Cote Blanche Island field. Cote Blanche Island is expected to be back online during the second quarter of 2006. Our merged 3-D seismic data offsets around our

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


       fields in southern Louisiana have yielded success in our exploration and development activities, as demonstrated by our year-end drilling successes at our Newport and Bondi prospects in the Lake Washington area. Continued work-over and recompletion activity is expected to take place in 2006, particularly in the Bay de Chene and Cote Blanche Island fields in southern Louisiana; however, this work has been delayed somewhat due to our recovery efforts from Hurricanes Katrina and Rita. We also acquired additional property in our Toledo Bend region during the fourth quarter of 2005, the South Bearhead Creek property. Our diversified drilling portfolio positions us for higher impact exploration drilling as well as expanded exploitation efforts in 2006.

       Results of Operations - Three Months Ended March 31, 2006 and 2005

         Revenues. Our revenues in the first quarter of 2006 increased by 42% compared to revenues in the same period in 2005, due primarily to an increase in commodity prices and the production increase principally from our Lake Washington field. Revenues from our oil and gas sales comprised substantially all of net revenues for the first quarter of 2006 and 2005. In the first quarter of 2006, oil production made up 58% of total production, natural gas made up 36%, and NGL represented 6%. In the first quarter of 2005, oil production made up 51% of total production, natural gas made up 40%, and NGL represented 9%. The percentage of our total production from oil increased as Lake Washington production, which is almost entirely oil, increased over first quarter of 2005 levels.

         Our first quarter 2006 weighted average prices increased 32% to $8.14 per Mcfe from $6.16 in the first quarter of 2005, with oil prices appreciating 28% to $60.83 from $47.66 during the first quarter of 2005, natural gas prices increasing 27% to $5.38 from $4.25, and NGL prices rose 13% to $30.34 from $26.79.

         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes for the periods ended March 31, 2006 and 2005.

                                                              Three Months Ended March 31,
                                                              ----------------------------
     Area                            Oil and Gas Sales (In Millions)       Net Oil and Gas Sales Volumes (Bcfe)
     ----                         -----------------------------------   ---------------------------------------
                                              2006               2005               2006                   2005
                                              ----               ----               ----                   ----
     AWP Olmos ...................         $  15.3             $ 11.3                1.9                    1.9
     Brookeland ..................             4.3                4.0                0.5                    0.7
     Lake Washington .............            85.3               51.4                8.7                    6.8
     Masters Creek ...............             3.9                4.7                0.5                    0.7
     Other .......................             9.3                5.4                1.2                    0.9
                                  ----------------  -----------------   ----------------  ---------------------
             Total Domestic ......         $ 118.1             $ 76.8               12.8                   11.0
                                  ----------------  -----------------   ----------------  ---------------------
     Rimu/Kauri ..................             8.7               12.5                1.6                    2.4
     TAWN ........................             8.2                6.2                2.2                    2.1
                                  ----------------  -----------------   ----------------  ---------------------
             Total New Zealand ...         $  16.9             $ 18.7                3.8                    4.5
                                  ----------------  -----------------   ----------------  ---------------------
     Total .......................         $ 135.0             $ 95.5               16.6                   15.5
                                  ================  =================   ================  =====================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         The following table provides additional information regarding our quarterly oil and gas sales:

                                                      Sales Volume                        Average Sales Price
                                                      ------------                        -------------------
                                            Oil        NGL        Gas      Combined       Oil        NGL        Gas
                                          (MBbl)     (MBbl)      (Bcf)      (Bcfe)       (Bbl)      (Bbl)      (Mcf)
                                        ----------  ---------  ---------  ----------  ----------  ---------  ---------
     2006
     ----
     Three Months Ended March 31:
          Domestic ....................      1,487         90        3.3        12.8      $60.56     $39.75      $7.42
          New Zealand .................        124         62        2.7         3.8      $64.13     $16.68      $2.91
                                        ----------  ---------  ---------  ----------
                Total .................      1,611        152        6.0        16.6      $60.83     $30.34      $5.38
                                        ==========  =========  =========  ==========
     2005
     ----
     Three Months Ended March 31:
          Domestic ....................      1,184        143        3.0        11.0      $47.20     $31.79      $5.41
          New Zealand .................        137         80        3.3         4.5      $51.68     $17.80      $3.17
                                        ----------  ---------  ---------  ----------
                Total .................      1,321        223        6.3        15.5      $47.66     $26.79      $4.25
                                        ==========  =========  =========  ==========


         In the first quarter of 2006, our $39.4 million increase in oil, NGL, and natural gas sales resulted from:

         oPrice variances that had a $28.5 million favorable impact on sales, of which $21.2 million was attributable to the 28% increase in average oil prices received, $6.8 million was attributable to the 27% increase in average gas prices received, and $0.5 million was attributable to the 13% increase in average NGL prices received; and

         oVolume variances that had a $10.9 million favorable impact on sales, with $13.9 million of increases coming from the 290,000 Bbl increase in oil sales volumes, offset by $1.1 million of decreases due to the 0.3 Bcf decrease in gas sales volumes, and $1.9 million of decreases attributable to the 71,000 Bbl decrease in NGL sales volumes.

         Costs and Expenses. Our expenses in the first quarter of 2006 increased $22.5 million, or 40%, compared to expenses in the same period of 2005. The increase was due to an $11.2 million increase in DD&A, a $5.6 million increase in severance and other taxes, and a $3.3 million increase in lease operating costs, all of which are primarily due to increased production volumes and higher oil and gas prices in the first quarter of 2006.

         Our first quarter 2006 general and administrative expenses, net, increased $2.8 million, or 58%, from the level of such expenses in the same 2005 period. This increase was primarily due an increase in stock compensation expense resulting from the adoption of SFAS No. 123R. Our stock compensation expense recorded in general and administrative, net increased by $1.6 million, net of capitalized amounts, over first quarter of 2005 levels. For the first quarters of 2006 and 2005, our capitalized general and administrative costs, excluding stock compensation, totaled $6.0 million and $4.1 million, respectively. Our capitalized general and administrative expenses increased due to the expansion of our workforce and the capitalization of stock compensation related to geological and geophysical workforce. Our net general and administrative expenses per Mcfe produced increased to $0.46 per Mcfe in the first quarter of 2006 from $0.31 per Mcfe in the same 2005 period. The portion of supervision fees recorded as a reduction to general and administrative expenses was $2.0 million for the first quarter of 2006 and $1.7 million for the 2005 period.

         DD&A increased $11.2 million, or 46%, in the first quarter of 2006 from the level of those expenses in the same period of 2005. Domestically, DD&A increased $10.3 million in the first quarter of 2006 due to increases in the depletable oil and gas property base, including future development costs and higher production in the 2006 period. In New

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


       Zealand, DD&A increased by $0.9 million in the first quarter of 2006 due to increases in the depletable oil and gas property base and lower reserves volumes, partially offset by lower production in the 2006 period. Our DD&A rate per Mcfe of production was $2.13 and $1.56 in the first quarters of 2006 and 2005, respectively.

         We recorded  $0.3 million and $0.2 million of  accretions  to our asset
       retirement   obligation   in  the  first   quarters  of  2006  and  2005,
       respectively.

         Our lease operating costs per Mcfe produced were $0.87 in the first quarter of 2006 and $0.71 in the first quarter of 2005. Our lease operating costs in the first quarter of 2006 increased $3.3 million, or 30%, over the level of such expenses in the same 2005 period. Almost all of the increase was related to our domestic operations, which increased primarily due to higher production from our Lake Washington area and higher insurance costs. Our lease operating costs in New Zealand increased in the first quarter of 2006 by $0.3 million due to higher well operating costs.

         In the first quarter of 2006, severance and other taxes increased $5.6 million, or 60%, over levels in the first quarter of 2005. The increase was due primarily to higher commodity prices and increased Lake Washington production. Severance taxes on oil in Louisiana are 12.5% of oil sales, which is higher than the other states where we have production. As our percentage of oil production in Louisiana increases, the overall percentage of severance costs to sales also increases. Severance and other taxes, as a percentage of oil and gas sales, were approximately 10.9% and 9.6% in the first quarters of 2006 and 2005, respectively.

         Interest expense on our 7-5/8% senior notes due 2011 issued in June 2004, including amortization of debt issuance costs, totaled $3.0 million in the first quarter of 2006. Interest expense on our 9-3/8% senior subordinated notes due 2012 issued in April 2002, including amortization of debt issuance costs, totaled $4.8 million in both the first quarter of 2006 and 2005. Interest expense on our bank credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.2 million in the first quarter of 2006 and $0.3 million in the same period in 2005. Our total interest cost in the first quarter of 2006 was $8.0 million, of which $2.1 million was capitalized. Our total interest cost in the first quarter of 2005 was $8.1 million, of which $1.8 million was capitalized. We capitalize a portion of interest related to unproved properties. The decrease of interest expense in the first quarter of 2006 was primarily attributable to higher capitalized costs along with lower credit facility costs resulting from a decrease in borrowings against the credit facility.

         Our overall effective tax rate was 35.4% in both the first quarter of 2006 and 2005. The effective income tax rate for both the first quarter of 2006 and 2005 was lower than the statutory tax rates primarily due to reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation.

         Net Income. For the first quarter of 2006, our net income of $37.3 million was 45% higher, and Basic EPS of $1.28 was 41% higher, than our first quarter of 2005 net income of $25.7 million and Basic EPS of $0.91. Our Diluted EPS in the first quarter of 2006 of $1.24 was 40% higher than our first quarter 2005 Diluted EPS of $0.89. These higher amounts are due to our increased oil and gas revenues, which in turn were higher due to continued strong commodity prices and increased production during the first quarter of 2006.

       Share-Based Compensation

         Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment" utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123R, we accounted for stock option grants in accordance with APB No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for employee stock option grants. The adoption of SFAS No. 123R will increase our compensation expense related to employee stock option grants over prior period levels.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the three months ended March 31, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

         As a result of adopting SFAS No. 123R on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006, were $1.1 million, $0.7 million, $0.02, and $0.02 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 for our stock option grants. Upon adoption of SFAS 123R, we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to recognizing expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards. This amount was recorded in "General and Administrative, net" in the accompanying condensed consolidated statements of operations.

         We continue to use the Black-Scholes-Merton option pricing model to estimate the fair value of stock-option awards with the following weighted-average assumptions for the indicated periods.

                                                       Three Months Ended
                                                   ----------------------------
                                                            March 31,
                                                      2006              2005
                                                   ----------------------------

        Dividend yield                                     0%                0%
        Expected volatility                               40%               40%
        Risk-free interest rate                          4.8%              3.5%
        Expected life of options (in years)              6.3               3.2
        Weighted-average grant-date fair value     $   21.02         $    8.40

         The expected term has been calculated using the Securities and Exchange Commission Staff's shortcut approach from Staff Accounting Bulleting No.
       107. We have analyzed historical volatility and based on analysis of all relevant factors use a three-year perior to estimate expected volatility of our stock option grants. We view all awards of stock compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

         The compensation expense for restricted stock awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest. At March 31, 2006, there was $5.9 million of unrecognized compensation cost related to stock options, which are expected to be recognized over a weighted-average period of 1.7 years, and unrecognized compensation expense of $10.0 million related to restricted stock awards which are expected to be recognized over a weighted-average period of 2.5 years.

       Contractual Commitments and Obligations

         We had no material changes in our contractual commitments and obligations from December 31, 2005 amounts referenced under "Contractual Commitments and Obligations" in Management's Discussion and Analysis" in our Annual Report on form 10-K for the period ending December 31, 2005.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


       Commodity Price Trends and Uncertainties

         Oil and natural gas prices historically have been volatile and are expected to continue to be volatile in the future. The price of oil has increased over the last two years and is currently significantly higher when compared to longer-term historical prices. Factors such as worldwide supply disruptions, worldwide economic conditions, weather conditions, actions taken by OPEC, and fluctuating currency exchange rates can cause wide fluctuations in the price of oil. Domestic natural gas prices continue to remain higher when compared to longer-term historical prices. North American weather conditions, the industrial and consumer demand for natural gas, storage levels of natural gas, and the availability and accessibility of natural gas deposits in North America can cause significant fluctuations in the price of natural gas. Such factors are beyond our control.

       Income Tax Regulations

         The tax laws in the jurisdictions we operate in are continuously changing and professional judgments regarding such tax laws can differ. As of March 31, 2006, we believe we will utilize all of our domestic operating loss carryforwards during the 2006 tax year, and these amounts are classified as current in the "Deferred tax asset" account on the accompanying balance sheet.

       Liquidity and Capital Resources

         During the first quarter of 2006, we relied upon our net cash provided by operating activities of $83.9 million to fund capital expenditures of $78.0 million. During the first quarter of 2005, we relied upon our net cash provided by operating activities of $64.7 million to fund capital expenditures of $44.5 million and to pay down our bank borrowings by $7.5 million.

         Net Cash Provided by Operating Activities. For the first quarter of 2006, our net cash provided by operating activities was $83.9 million, representing a 30% increase as compared to $64.7 million generated during the same 2005 period. The $19.2 million increase in the first quarter of 2006 was primarily due to an increase of $39.4 million in oil and gas sales, attributable to higher commodity prices and production, offset in part by higher lease operating costs due to higher production and severance taxes.

         Accounts Receivable. We assess the collectibility of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both March 31, 2006 and December 31, 2005, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total "Accounts receivable" balances on the accompanying balance sheets. Receivables related to insurance reimbursement are computed in accordance with applicable accounting guidance; and we monitor our costs incurred and their collectibility under our insurance policies and believe all amounts recorded are recoverable.

         Sarbanes-Oxley Act Compliance Costs. We have incurred substantial costs to comply with the Sarbanes-Oxley Act of 2002. These expenditures have reduced our net cash provided by operating activities in each of the last three years. Sarbanes-Oxley Act compliance costs, including internal and external costs, are reflected in "General and administrative, net" on the accompanying statements of income.

         Bank Credit Facility. We had no borrowings under our bank credit facility at March 31, 2006 and December 31, 2005. Our bank credit facility at March 31, 2006 consisted of a $400.0 million revolving line of credit with a $250.0 million borrowing base. The borrowing base is re-determined at least every six months and was reaffirmed by our bank group at $250.0 million, effective May 1, 2006. We maintained the commitment amount at $150.0 million, which amount was set at our request effective May 9, 2003. We can increase this commitment amount to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. Our revolving credit facility includes, among other restrictions that changed somewhat as the facility was renewed and extended, requirements to maintain certain minimum financial

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


       ratios (principally pertaining to adjusted working capital ratios and EBITDAX), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

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

         Working Capital. Our working capital improved from a surplus of $16.6 million at December 31, 2005, to a surplus of $49.1 million at March 31, 2006. The improvement primarily resulted from the reclassification of our deferred tax asset, and an increase in our accounts receivable balances, partially offset by an increase in accrued capital costs due to an increase in our drilling and facility construction activities from year-end 2005 levels.

         Capital Expenditures. In the first quarter of 2006, we relied upon our net cash provided by operating activities of $83.9 million to fund capital expenditures of $78.0 million. Our total capital expenditures of approximately $78.0 million in the first quarter of 2006 included:

           Domestic expenditures of $60.7 million as follows:

           o $38.5 million for drilling and developmental activity costs, predominantly in our Lake Washington and AWP areas;

           o $16.8 million of domestic prospect costs, principally related to our Cote Blanche Island seismic activities, prospect leasehold, and geological costs of unproved prospects;

           o $5.3 million primarily for leasehold improvements in our Houston office, software, computer equipment, vehicles, furniture, and fixtures;

           o   less than $0.1 million on gas processing plants.

           New Zealand expenditures of $17.3 million as follows:

           o   $13.9 million for drilling and developmental activity costs;

           o $2.9 million on prospect costs and geological costs of unproved properties;

           o   $0.4 million on gas processing plants;

           o less than $0.1 million for computer equipment, software, furniture, and fixtures.

         We successfully completed 16 of 19 wells in the first quarter of 2006, for a success rate of 84%. Domestically, we completed 13 of 15 development wells for a success rate of 87%. A total of five wells were drilled in the Lake Washington area, of which four were completed, and seven wells were drilled in the AWP Olmos area, of which six were completed. Three additional wells were drilled successfully in Bay de Chene, Cote Blanche Island, and South Bearhead Creek. In New Zealand, we drilled four wells, three of which were successful. In the Manutahi Sand, one development well was successful and one exploratory well was

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


       unsuccessful. The Kauri-E11 was drilled successfully and the Trapper well is currently testing in deeper zones to determine prospectivity.

         Our current 2006 capital expenditure budget was increased to $325 million to $375 million, net of $20 million to $25 million of dispositions and excluding any acquisitions. Approximately 85% of the 2006 budget is targeted for domestic activities, with about 15% planned for activities in New Zealand. We plan to spend $200 million to $225 million in our South Louisiana region, which includes Lake Washington, Bay de Chene and Cote Blanche Island. Of this amount, approximately $50 million to $60 million will be focused in Bay de Chene and Cote Blanche Island, which includes approximately $11 million designated for the Cote Blanche Island 3-D seismic acquisition planned for 2006. The $20 million to $25 million of dispositions relate to non-core properties planned for later in 2006 and is inclusive of the sale of our minority interest in the Brookeland and Masters Creek natural gas processing plants. We expect that our 2006 capital expenditures to approximate our cash flows provided from operating activities during 2006, as was the case in 2005. During 2006, we may utilize our free cash flow to expand our capital budget and accelerate our drilling inventory plans to take advantage of current commodity prices, potential acquisitions, debt repayment or stock repurchases. For 2006, we are targeting an increase of 14% to 18% for total production and an increase of 5% to 8% for proved reserves, over the 2005 levels.

         For the last nine months of 2006, we expect to make capital expenditures of approximately $250 to $300 million. These estimated 2006 amounts include an increase due to higher drilling and services costs over prior year levels. Capital expenditures for 2005 were $236 million.

         If producing property acquisitions become attractive during the remaining nine months of 2006, we will explore the use of debt and/or equity offerings, along with using our cash flows in excess of capital expenditures, to fund such activity.

         During the last nine months of 2006, we anticipate drilling or participating in the drilling of up to an additional 17 to 21 wells in the Lake Washington area, an additional 10 to 13 wells in the AWP Olmos area, and several additional wells, with varying working interest percentages, mainly in South Texas. In addition, we plan on drilling 5 to 7 wells in New Zealand.

         Our 2006 capital expenditures continue to be focused on developing and producing long-lived reserves in our Lake Washington, AWP Olmos, and Rimu/Kauri area. We expect our 2006 total production to increase over 2005 levels, primarily from the Lake Washington, Bay de Chene, Cote Blanche Island and Rimu/Kauri areas. We expect production in our other core areas to decrease as a limited amount of new drilling is currently budgeted to offset the natural production decline of these properties.

       New Accounting Pronouncements

         EITF 04-05 addresses when a limited partnership should be consolidated by its general partner. EITF 04-05 presumes that a sole general partner in a limited partnership controls the limited partnership, and therefore should consolidate the limited partnership. The presumption of control can be overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights. The EITF reached a tentative conclusion on the circumstances in which either kick-out rights or participating rights would be considered substantive and preclude consolidation by the general partner. The FASB ratified the EITF consensus at the June 2005 EITF meeting. This EITF was adopted January 1, 2006 and did not have a material impact on our consolidated financial statements because we believe our limited partners have substantive kick-out rights under paragraph B20 of FIN 46R.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES

       net income of the period of the change the cumulative effect of changing to the new accounting principle. If retrospective application for all prior periods is impracticable, the method used to report the change and the reason the retrospective application is impracticable are to be disclosed.

         Under SFAS No. 154, retrospective application will be the transition method in the unusual instance that a newly issued accounting pronouncement does not provide specific transition guidance. It is expected that many pronouncements will specify transition methods other than retrospective. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, and the adoption of this statement had no impact on our financial position or results of operations.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


                           Forward Looking Statements

         The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements may pertain to, among other things, financial results, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "future," "estimate," "expect," "budget," "predict," "anticipate," "projected," "should," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions, upon current market conditions, and upon engineering and geologic information available at this time, and is subject to change and to a number of risks and uncertainties, and therefore, actual results may differ materially. Among the factors that could cause actual results to differ materially are the uncertainty of finding, replacing, developing or acquiring reserves; adequate availability of skilled personnel, services and supplies; hurricanes or tropical storms affecting operations; volatility in oil and gas prices; fluctuations of the prices received or demand for our oil and natural gas; the uncertainty of drilling results and reserves estimates; operating hazards; requirements for capital; general economic conditions; changes in geologic or engineering information; changes in market conditions; competition and government regulations; as well as the risks and uncertainties discussed herein, and set forth from time to time in our other public reports, filings and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

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

      oPrice Floors - At March 31, 2006, we had in place price floors in effect through the June 2006 contract month for natural gas, which are expected to cover approximately 35% to 45% of our domestic natural gas production for April 2006 to June 2006. The natural gas price floors cover notional volumes of 1,275,000 MMBtu, and expire at various dates from April 2006 to June 2006, with a weighted average floor price of $8.00 per MMBtu.
      oNew Zealand Gas Contracts - All of our current gas production in New
         Zealand is sold under long-term, fixed-price contracts denominated in New Zealand dollars. These contracts protect against price volatility, and our revenue from these contracts will vary only due to production fluctuations and foreign exchange rates.

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

       Foreign Currency Risk

         We are exposed to the risk of fluctuations in foreign currencies, most notably the New Zealand dollar. Fluctuations in rates between the New Zealand dollar and U.S. dollar may impact our financial results from our New Zealand subsidiaries since we have receivables, liabilities, natural gas and NGL sales contracts, and New Zealand income tax obligations, all denominated in New Zealand dollars.


       Interest Rate Risk

         Our Senior Notes due 2011 and Senior Subordinated Notes due 2012 have fixed interest rates; consequently we are not exposed to cash flow risk from market interest rate changes on these notes. However, there is a risk that market rates will decline and the required interest payments on our Senior Notes and Senior Subordinated Notes may exceed those payments based on the current market rate. At March 31, 2006, we had no borrowings under our credit facility, which is subject to floating rates and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 78 basis points and would not have a material adverse effect on our 2006 cash flows based on this same level or a modest level of borrowing.

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

Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                              SWIFT ENERGY COMPANY


                          PART II. - OTHER INFORMATION


Item 1.       Legal Proceedings.

No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company's business.

Item 1A.       Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Item 5.       Other Information.

On May 1, 2006, Swift Energy entered into a Consulting Agreement with Mr. A. Earl Swift effective as of July 1, 2006, in connection with the termination of Mr. A. E. Swift's current employment agreement at about that time. The Consulting Agreement is for a period terminating three years after Mr. Swift's service as a member of the Board of Directors of the Company ends. During this period, Mr. Swift will be paid compensation as a non-employee director of the Company, in cash and equity, as such amounts may be increased by the Company from time to time for non-employee directors; $150,000 per year, with a 4% per annum inflation adjustment; equity compensation; such other compensation as may be awarded by the Compensation Committee of the Board of Directors of the Company. These amounts are also payable in one lump sum, discounted to present value, upon Mr. Swift's death or disability, which also triggers 100% vesting of all unexercised options or restricted stock or awards and shall remain exercisable for one year, plus continuation of insurance for his spouse and dependents for one year. In the event of a change of control, Mr. Swift is to be paid a lump sum equal to the discounted present value of amounts payable during the remainder of the contract, plus a one-year continuation of medical and dental coverage, and a tax gross-up if such payments are deemed to be subject to "parachute payment" excise taxes. Upon termination of Mr. Swift's consulting agreement during the contract term, other than for cause, Mr. Swift is entitled to receive continuation of his salary for a period of one year plus 4 weeks' salary for every year of service to the Company prior to that date. Insurance coverage is to be continued while he is being paid, and all unexercised stock options or restricted stock or awards held at such date are to become vested.

Also on May 1, 2006, Swift Energy entered into a new Consulting Agreement with Mr. Virgil N. Swift effective as of July 1, 2006, which will replace his prior consulting agreement that has been in effect since July 2000. Under his agreement, Mr. V. Swift will be paid $5,000 per month, plus an annual inflation adjustment of 4% per annum, for providing advisory and consulting services to the Company and as otherwise designated by, or agreed upon with, the Executive Committee of the Board of Directors, the Chief Executive Officer or the Board of Directors of the Company. The consulting agreement is terminable at the end of any month by either party for any or no reason upon two weeks written notice. Upon a change of control of the Company or termination of the retention of Mr. V. Swift, all outstanding stock options or restricted stock or awards held by Mr. V. Swift will become 100% vested.

Item 6.        Exhibits.

                 10.1*    Consulting Agreement between Swift Energy Company and
                              A. Earl Swift effective as of July 1, 2006.

                 10.2*    Consulting Agreement between Swift Energy Company and
                              Virgil N. Swift effective asof July 1, 2006.

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


                                            SWIFT ENERGY COMPANY
                                            (Registrant)


Date:     May 5, 2006                       By:       (original signed by)
      ----------------------                    --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Executive Vice President -
                                            Chief Financial Officer







Date:     May 5, 2006                       By:       (original signed by)
      ----------------------                    --------------------------------
                                            David W. Wesson
                                            Controller and Principal Accounting
                                            Officer

                                                                       Item 10.1

                              CONSULTING AGREEMENT


         THIS CONSULTING AGREEMENT ("Agreement") is dated effective the 1st day of July, 2006, and is by and between Swift Energy Company, a Texas corporation (the "Company"), and A. Earl Swift ("Mr. Swift").

                              W I T N E S S E T H:
                               - - - - - - - - - -

         WHEREAS, Mr. Swift currently serves as the Chairman of the Board and a Director of the Company; and

         WHEREAS, the Company and Mr. Swift wish to secure Mr. Swift's continued involvement with and support of the Company;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Mr. Swift hereby agree as follows:


Term of Retention. Subject to the terms and conditions of this Agreement, the Company hereby agrees to retain Mr. Swift, and Mr. Swift hereby agrees to serve as a consultant to the Company, or in such other capacities as are mutually acceptable to both Mr. Swift and the Company, for a period terminating three years after Mr. Swift's service as a member of the Board of Directors of the Company ends, unless earlier terminated (i) by Mr. Swift, at his option, upon 180 days prior written notice of termination given to the Board of Directors of the Company specifying the date of such termination; or (ii) by the Board of Directors of the Company by 180 days prior written notice given to Mr. Swift enclosing a true copy of a formal, resolution of the Board of Directors of the Company duly adopted in accordance with Section 7(a) hereof, specifying the date of such termination.

Scope of Agreement. Mr. Swift will perform diligently to the best of his ability those duties set forth in this Agreement in a manner that promotes the interests and goodwill of the Company. Mr. Swift will be available for up to 46 weeks per year according to a work schedule which may vary on a weekly or monthly basis and is agreed upon with the Company from time to time, for consultation regarding specific matters designated by, or particular assignments agreed upon with, the Executive Committee of the Board of Directors, the Chief Executive Officer of the Company or the Board of Directors of the Company, together with serving in those specific Director's positions to which Mr. Swift is elected by either the Board of Directors or by the shareholders of the Company, which assignments may be performed from locations that are linked by computer to the Company's principal executive offices in Houston, Texas and do not require Mr. Swift's presence at the Company's principal executive offices.

Compensation and Change of Control.

Base Compensation. The Company shall compensate Mr. Swift for his services hereunder as set out below, provided that during the term of this Agreement if Mr. Swift is also serving as a Director of the Company, in no event will Mr. Swift be paid both under this
Section 3(a) and as a non-employee Director of the Company:

$150,000 per year, plus an annual inflation adjustment on each anniversary date of this Agreement of 4% per annum, which base compensation amount shall be increased by the same percentage, if any, by which the base cash compensation of non-employee members of the Board of Directors of the Company increases from time to time (without regard to payment to them for service as chairmen of committees of the Board of Directors); and

equity compensation equal to that paid, issued or granted to each of the non-employee Directors of the Company, to be paid at the same time such equity compensation is paid, issued or granted to each of the non-employee Directors of the Company, and subject to the same restrictions and vesting as equity awards paid, issued or granted to each non-employee Director of the Company; and such other compensation as shall be determined by the Compensation Committee of the Board of Directors of the Company from time to time.

Compensation upon Change of Control. Upon a "Change of Control" (as defined in
Section 7(b) below), Mr. Swift shall be paid a lump sum (discounted according to
Section 16 below) equal to the total compensation (including the dollar value on the date of grant of equity compensation to be paid under Section 3(a)(ii) above) which would otherwise be payable to Mr. Swift if he provided services to the Company during the remainder of the entire term of this Agreement.

Additional Compensation and Benefits. As additional compensation for Mr. Swift's services under this Agreement, during the term hereof the Company agrees to provide Mr. Swift with the following reimbursements and benefits:

The Company shall reimburse Mr. Swift for reasonable and necessary expenses incurred by Mr. Swift in furtherance of the Company's business, including reimbursement of out-of-pocket travel costs between the Company's offices and Mr. Swift's home in Maine, provided that such expenses are incurred in accordance with the Company's policies and upon presentation of documentation in accordance with expense reimbursement policies of the Company as they may exist from time to time, and submission to the Company of adequate documentation in accordance with federal income tax regulations.

Mr. Swift may participate in any non-cash benefits provided by the Company to its senior executives as such benefits may exist from time to time. The Company will provide Mr. Swift at the Company's expense, benefits which shall include medical and dental insurance, accidental death and dismemberment insurance and disability benefits, as such benefits may hereafter be provided by the Company to its senior executives in accordance with its policies in force from time to time. In addition, in the event of Mr. Swift's death during the term of this Agreement, for a twelve-month period after his death the Company shall make available to Mr. Swift's spouse and his dependents who would otherwise be eligible as dependents under Company policies applicable to its senior executives, at the expense of the Company, medical and dental insurance comparable to that provided under the Company's then existing medical and dental insurance policies, and thereafter for the remainder of the period covered by the term of this Agreement such medical and dental insurance shall be provided to Mr. Swift's spouse and such dependents, with Mr. Swift's spouse to reimburse the Company for the cost for comparable family coverage under the Company's medical and dental insurance policies, unless otherwise prohibited by applicable law.

The Company shall pay the expenses of a Company car for Mr. Swift, including operating expenses. Upon termination of this Agreement, Mr. Swift shall have the option to buy the car at then current book value.

The Company will provide Mr. Swift secretarial services when Mr. Swift is present in the Company's offices.

Confidentiality.

Mr. Swift recognizes that the Company's business involves the handling of confidential information of both the Company and the Company's affiliates and subsidiaries and requires a confidential relationship between the Company and its affiliates and subsidiaries and the Company and Mr. Swift. The Company's business requires the fullest practical protection and confidential treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data and knowledge of both the Company's affiliates and subsidiaries and the Company (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Mr. Swift in the course of his retention hereunder. Accordingly, during and after termination of his retention by the Company hereunder, Mr. Swift agrees: (i) to not disclose to any third party any such Confidential Information; (ii) not to use for Mr. Swift's own benefit any of the Company's Confidential Information, and (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of his retention hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Mr. Swift or any knowledge or information known to the public in general.

Mr. Swift agrees that every item of Confidential Information referred to in this
Section 5 which relates to the Company's present business or which arises or is contemplated to arise out of use of the Company's time, facilities, personnel or funds prior to Mr. Swift's termination, is the property of the Company.

Mr. Swift further agrees that upon termination of his retention for any reason, he will surrender to the Company all reports, manuals, procedures, guidelines, documents, writing, illustrations, models and other such materials produced by him or coming into his possession by virtue of his retention by the Company during the term of this Agreement and agrees that all such materials are at all times the property of the Company. Mr. Swift shall be entitled to review, inspect and copy any of the Company information or material necessary for legal or other proceedings to which Mr. Swift is a party defendant by reason of the fact that he is or was a consultant to or Director of the Company.

Covenant Not to Compete.

Subject to the provisions of (d) of this section, without the express prior written consent of the Company, Mr. Swift will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent (5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company existing or contemplated as of the date Mr. Swift last worked on the Company's behalf pursuant to this Agreement, in those oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with activities that are the same as or similar to activities Mr. Swift performed on behalf of the Company.

Subject to the provisions of (c) of this Section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.

It is specifically agreed that Mr. Swift may serve as a director and shareholder of Shumate Industries, Inc.

Mr. Swift's obligations under (a) and (b) of this section shall continue in force only while he is receiving payments from the Company under this Agreement, provided that if there has been a "Change in Control," as defined below, then the provisions of (a) and (b) of this section shall have no further force and effect after the date that such Change of Control occurs.

Termination.

By Mr. Swift or the Company. Mr. Swift may terminate this Agreement upon 180 days' written notice, and the Company, upon 180 days' written notice, may terminate Mr. Swift's retention by the Company under this Agreement solely for Cause. "Cause" shall be defined as (i) a final non-appealable judgment that Mr. Swift has committed fraud against the Company, its subsidiaries or customers, or
(ii) final conviction of a felony. Any such termination by the Company shall require the affirmative vote of a majority of the members of the Board of Directors of the Company then in office who have been or will have been Directors for the two-year period ending on the date notice of the meeting or written consent to take such action is first provided to shareholders or Directors, as the case may be, or those Directors who have been nominated for election or elected to succeed such Directors by a majority of such Directors (the "Continuing Directors").

In the case of termination due to Mr. Swift's resignation, except in those circumstances covered by Section 7(b) below, Mr. Swift shall continue to receive his then current base compensation (based upon the rate at which Mr. Swift is being paid immediately prior to termination) (x) for a period of twelve months from the date of termination of his retention hereunder, and (y) for a period beginning in the thirteenth month thereafter and ending once the amounts paid under this clause (y) equal the total of four weeks' then current base compensation for every year of service to the Company prior to that date (rounded up to the nearest month of service).

In addition to the amounts payable under Section 7(a) above, in the event of either such termination, the Company shall continue at its expense such medical and dental coverage as then in effect for the period during which Mr. Swift is being paid under Section 7(a). In the event of Mr. Swift's termination for Cause, he shall not be entitled to receive any further payments hereunder.

Change of Control.

In the event of a "Change in Control," as defined below, on the date of such Change of Control, the Company: (x) shall pay Mr. Swift a lump sum equal to the amounts to be paid under this Agreement as set out in Section 3(a)(ii), plus amounts set out in Section 3(d), which amounts provide compensation for each remaining year of the term of this Agreement, discounted to present value at a rate of 8% per annum; and (y) shall continue at the Company's expense such medical and dental coverage as then in effect for a twelve month period. Effective as of the day prior to such Change of Control, all outstanding unexercised stock options to purchase shares of common stock of the Company or unvested restricted stock or unvested restricted awards or units held by Mr. Swift as of such date will immediately become 100% vested.

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

In the event of termination due to Mr. Swift's death or as a result of sickness or disability of a permanent nature rendering Mr. Swift unable to perform his duties hereunder for a period of six (6) consecutive months ("Permanent Disability") during the term of this Agreement, the Company shall pay to Mr. Swift or to Mr. Swift's spouse, if she is then living, or otherwise shall pay to the estate of Mr. Swift, as applicable, in the year of death or Permanent Disability or the year thereafter (at the direction of Mr. Swift's estate or guardian), a lump sum payment equal to the amounts to be paid under this Agreement as set out in Section 3 hereof, discounted to present value at a rate of 8% per annum. On the date of his death or Permanent Disability, the unvested portions of all outstanding stock options issued to Mr. Swift to purchase shares of common stock of the Company or unvested restricted stock or unvested restricted awards or units held by Mr. Swift immediately prior to such date will immediately become 100% vested and any such options shall remain exercisable by Mr. Swift's estate or by Mr. Swift for one year following such death or Permanent Disability.

Immediately prior to the date of termination of Mr. Swift's retention under this Agreement by either party, all outstanding unexercised options to purchase shares of common stock of the Company or unvested restricted stock or unvested restricted awards or units held by Mr. Swift (as of the day prior to such termination) shall immediately vest or be deemed to have vested, and otherwise Mr. Swift shall retain such options, restricted stock or restricted units, with no change in the terms of such options, restricted stock or restricted units.

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

Assignment. This Agreement is a personal consulting contract and the rights and interests of Mr. Swift hereunder may not be sold, transferred, assigned or pledged.

Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, representatives, successors and assigns.

Disputes. If a dispute arises out of or related to this Agreement and the dispute cannot be settled through direct discussions, the Company and Mr. Swift agree that if it then becomes necessary in Mr. Swift's judgment for him to sue the Company in order to collect amounts to be paid to him under this Agreement or otherwise enforce his rights under this Agreement, then the Company will be obligated to pay both its own and Mr. Swift's legal fees in such litigation, including the obligation of the Company to pay Mr. Swift's legal fees within thirty days of receiving invoices therefore from Mr. Swift.

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

                                        SWIFT ENERGY COMPANY


                                        By     /S/Bruce H. Vincent
                                          ------------------------------
                                              Name:  Bruce H. Vincent
                                              Title: President


                                        A. EARL SWIFT


                                               /S/  A. Earl Swift
                                           -----------------------------
                                           Address: 2715 S. Southern Oaks
                                                    Houston, Texas 77068

                                                                       Item 10.2

                              CONSULTING AGREEMENT


         THIS CONSULTING AGREEMENT ("Agreement") is dated effective the 1st day of July, 2006, and is by and between Swift Energy Company, a Texas corporation (the "Company"), and Virgil Neil Swift ("Mr. Swift").

                              W I T N E S S E T H:
                               - - - - - - - - - -

         WHEREAS, the Company and Mr. Swift wish to secure Mr. Swift's continued involvement with and support of the Company;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the Company and Mr. Swift hereby agree as follows:


Term of Retention. Subject to the terms and conditions of this Agreement, the Company hereby agrees to retain Mr. Swift, and Mr. Swift hereby agrees to provide advisory and consulting services to the Company, or to act in such other capacities as are mutually acceptable to both
Mr. Swift and the Company.

Scope of Agreement. Mr. Swift will perform diligently to the best of his ability those duties set forth in this Agreement in a manner that promotes the interests and goodwill of the Company. Mr. Swift will be available according to a work schedule which may vary on a weekly or monthly basis and is agreed upon with the Company from time to time, for consultation regarding specific matters designated by, or particular assignments agreed upon with, the Executive Committee of the Board of Directors, the Chief Executive Officer of the Company or the Board of Directors of the Company, which assignments may be performed from Mr. Swift's home, the Company's offices in Austin, Texas, or the Company's principal executive offices in Houston, Texas.

Compensation.

The Company shall compensate Mr. Swift for his services Five Thousand Dollars per month ($5,000) on the last day of each month for each month this Agreement is in force and effect, plus an annual inflation adjustment on each anniversary date of this Agreement of 4% per annum; and

Such other compensation as shall be determined by the Compensation Committee of the Board of Directors of the Company from time to time.

Expense Reimbursement. The Company shall reimburse Mr. Swift for reasonable and necessary expenses incurred by Mr. Swift in furtherance of the Company's business, including reimbursement of out-of-pocket travel costs between the

Company's offices and Mr. Swift's home, provided that such expenses are incurred in accordance with the Company's policies and upon presentation of documentation in accordance with expense reimbursement policies of the Company as they may exist from time to time, and submission to the Company of adequate documentation in accordance with federal income tax regulations.

Confidentiality.

Mr. Swift recognizes that the Company's business involves the handling of confidential information of both the Company and the Company's affiliates and subsidiaries and requires a confidential relationship between the Company and its affiliates and subsidiaries and the Company and Mr. Swift. The Company's business requires the fullest practical protection and confidential treatment of unique and proprietary business and technical information, including but not limited to inventions, trade secrets, patents, proprietary and confidential data and knowledge of both the Company's affiliates and subsidiaries and the Company (collectively, hereinafter called "Confidential Information") which is conceived or obtained by Mr. Swift in the course of his retention hereunder. Accordingly, during and after termination of his retention by the Company hereunder, Mr. Swift agrees: (i) to not disclose to any third party any such Confidential Information; (ii) not to use for Mr. Swift's own benefit any of the Company's Confidential Information, and (iii) not to aid others in the use of such Confidential Information in competition with the Company or its affiliates and subsidiaries. These obligations shall exist during and after any termination of his retention hereunder. Notwithstanding anything else contained herein, the term "Confidential Information" shall not be deemed to include any general knowledge, skills or experience acquired by Mr. Swift or any knowledge or information known to the public in general.

Mr. Swift agrees that every item of Confidential Information referred to in this
Section 5 which relates to the Company's present business or which arises or is contemplated to arise out of use of the Company's time, facilities, personnel or funds prior to Mr. Swift's termination, is the property of the Company.

Mr. Swift further agrees that upon termination of his retention for any reason, he will surrender to the Company all reports, manuals, procedures, guidelines, documents, writing, illustrations, models and other such materials produced by him or coming into his possession by virtue of his retention by the Company during the term of this Agreement and agrees that all such materials are at all times the property of the Company. Mr. Swift shall be entitled to review, inspect and copy any of the Company information or material necessary for legal or other proceedings to which Mr. Swift is a party defendant by reason of the fact that he is or was a consultant to or Director of the Company.

Covenant Not to Compete.

Subject to the provisions of (c) of this section, without the express prior written consent of the Company, Mr. Swift will not serve as an employee, officer, director or consultant, or in any other similar capacity or make investments (other than open market investments in no more than five percent

(5%) of the outstanding stock of any publicly traded company) in or on behalf of any person, firm, corporation, association or other entity whose activities directly compete with the activities of the Company existing or contemplated as of the date Mr. Swift last worked on the Company's behalf pursuant to this Agreement, in those oil and gas basins in which the Company is active or as to which it has begun study or analysis, where such employment may involve working for or with, or assisting, such competitor with activities that are the same as or similar to activities Mr. Swift performed on behalf of the Company.

Subject to the provisions of (c) of this Section, without the express prior written consent of the Company, he will not solicit, recruit or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of any person engaged by the Company as an employee, officer, director or consultant.

It is specifically agreed that Mr. Swift may serve as a director and major shareholder of Shumate Industries, Inc.

Mr. Swift's obligations under (a) and (b) of this section shall continue in force only while he is receiving payments from the Company under this Agreement, provided that if there has been a "Change in Control," as defined below, then the provisions of (a) and (b) of this section shall have no further force and effect after the date that such Change of Control occurs.

Termination.

Either party may terminate this Agreement at the end of any month, for any or no reason, upon at least two weeks prior written notice of termination given to the other party.

Immediately prior to the date of termination of Mr. Swift's retention under this Agreement by either party, all outstanding unexercised options to purchase shares of common stock of the Company or unvested restricted stock or unvested restricted awards or units, if any, held by Mr. Swift (as of the day prior to such termination) shall immediately vest or be deemed to have vested, and otherwise Mr. Swift shall retain such options, restricted stock or restricted units, with no change in the terms of such options, restricted stock or restricted units.

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

Assignment. This Agreement is a personal consulting contract and the rights and interests of Mr. Swift hereunder may not be sold, transferred, assigned or pledged.

Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, representatives, successors and assigns.

Disputes. If a dispute arises out of or related to this Agreement and the dispute cannot be settled through direct discussions, the Company and Mr. Swift agree that if it then becomes necessary in Mr. Swift's judgment for him to sue the Company in order to collect amounts to be paid to him under this Agreement or otherwise enforce his rights under this Agreement, then the Company will be obligated to pay both its own and Mr. Swift's legal fees in such litigation, including the obligation of the Company to pay Mr. Swift's legal fees within thirty days of receiving invoices therefore from Mr. Swift.

Lump Sum Payments. If payments to be made under any portion of this Agreement provide for such payments to be made over a period of time, Mr. Swift and the Company's Board of Directors may agree for such payments to be made in a lump sum, which shall be determined by discounting the periodic payments using a discount factor of 8% per annum.

         IN WITNESS WHEREOF, the parties hereto affixed their signatures hereunder as of the date first above written.

SWIFT ENERGY COMPANY                       VIRGIL NEIL SWIFT


By    /S/    Bruce H. Vincent                  /S/  Virgil Neil Swift
   ------------------------------          ------------------------------
Name:       Bruce H. Vincent               Address:   10805 Olympia Fields Loop
Title:      President                                 Austin, Texas 78747

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Terry E. Swift, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended March 31, 2006, of Swift Energy Company;

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





Date: May 5, 2006


                                                   /s/ Terry E. Swift
                                           ------------------------------------
                                                   Terry E. Swift
                                              Chief Executive Officer

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, Alton D. Heckaman, Jr., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended March 31, 2006, of Swift Energy Company;

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





Date: May 5, 2006


                                         /s/ Alton D. Heckaman, Jr.
                                   ----------------------------------------
                                           Alton D. Heckaman, Jr.
                                   Executive Vice President - Chief Financial
                                                Officer

                                                                      Exhibit 32


      Certification of Chief Executive Officer and Chief Financial Officer


            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the accompanying Quarterly Report on Form 10-Q for the period ended March 31, 2006 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on May 5, 2006, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


Dated:  May 5, 2006
                                          /s/ Alton D. Heckaman, Jr.
                                        -------------------------------
                                            Alton D. Heckaman, Jr.
                                           Executive Vice President -
                                            Chief Financial Officer




Dated:  May 5, 2006
                                             /s/ Terry E. Swift
                                        --------------------------------
                                               Terry E. Swift
                                             Chief Executive Officer