Form 10-Q
period 2006-09-30
SWIFT ENERGY CO
filed 2006-11-06
CIK 351817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer __x____ Accelerated filer ______
Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes___   No__x___


                  Indicate the number of shares outstanding of
                     each of the Issuer's classes of common
                    stock, as of the latest practicable date.


        Common Stock                               29,527,985 Shares
      ($.01 Par Value)                    (Outstanding at October 31, 2006)
      (Class of Stock)

                              SWIFT ENERGY COMPANY

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                 PAGE
              Item 1.     Condensed Consolidated Financial Statements

                          Condensed Consolidated Balance Sheets                                     3
                          - September 30, 2006 and December 31, 2005

                          Condensed Consolidated Statements of Income                               4
                          - For the Three month and Nine month periods
                            ended  September 30, 2006 and 2005

                          Condensed Consolidated Statements of
                          Stockholders' Equity 5 - For the Nine month period ended September 30, 2006 and year ended December 31, 2005

                          Condensed Consolidated Statements of Cash Flows                           6
                          - For the Nine month periods ended September 30, 2006
                            and 2005

                          Notes to Condensed Consolidated Financial Statements                      7

              Item 2.     Management's Discussion and Analysis of Financial Condition              26
                            and Results of Operations

              Item 3.     Quantitative and Qualitative Disclosures About Market Risk               40

              Item 4.     Controls and Procedures                                                  41

PART II.   OTHER INFORMATION

              Item 1.     Legal Proceedings                                                        42
              Item 1A.    Risk Factors                                                             42
              Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds            None
              Item 3.     Defaults Upon Senior Securities                                        None
              Item 4.     Submission of Matters to a Vote of Security Holders                    None
              Item 5.     Other Information                                                      None
              Item 6.     Exhibits                                                                 42

SIGNATURES                                                                                         43

Condensed Consolidated Balance Sheets
Swift Energy Company and Subsidiaries

                                                                          September 30, 2006     December 31, 2005
                                                                         --------------------   -------------------
                                                       ASSET
Current Assets:
     Cash and cash equivalents                                           $         95,117,902   $        53,004,562
     Accounts receivable-
          Oil and gas sales                                                        59,980,011            45,518,260
          Joint interest owners                                                     1,167,963             1,082,187
          Other Receivables                                                        17,701,312             3,795,080
     Other current assets                                                          38,394,344            11,655,046
                                                                         --------------------   -------------------
             Total Current Assets                                                 212,361,532           115,055,135
                                                                         --------------------   -------------------

Property and Equipment:
     Oil and gas, using full-cost accounting
          Proved properties                                                     1,979,294,070         1,731,866,298
          Unproved properties                                                      84,541,410            87,553,220
                                                                         --------------------   -------------------
                                                                                2,063,835,480         1,819,419,518
     Furniture, fixtures, and other equipment                                      26,701,704            15,313,277
                                                                         --------------------   -------------------
                                                                                2,090,537,184         1,834,732,795
     Less - Accumulated depreciation, depletion, and amortization                (875,819,720)         (755,699,056)
                                                                         --------------------   -------------------
                                                                                1,214,717,464         1,079,033,739
                                                                         --------------------   -------------------
Other Assets:
     Debt issuance costs                                                            7,130,221             8,026,780
     Restricted assets                                                              2,293,895             2,296,968
                                                                         --------------------  --------------------
                                                                                    9,424,116            10,323,748
                                                                         --------------------   -------------------
                                                                         $      1,436,503,112   $     1,204,412,622
                                                                         ====================   ===================




                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities                            $         55,293,512   $        51,973,004
     Accrued capital costs                                                         42,974,178            30,073,728
     Accrued interest                                                              10,336,338             8,508,196
     Undistributed oil and gas revenues                                             8,948,655             7,866,086
                                                                         --------------------   -------------------
               Total Current Liabilities                                          117,552,683            98,421,014
                                                                         --------------------   -------------------

Long-Term Debt                                                                    350,000,000           350,000,000
Deferred Income Taxes                                                             196,797,908           129,306,891
Asset Retirement Obligation                                                        20,089,268            19,095,368
Lease Incentive Obligation                                                          1,787,893               271,182

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock,  $.01 par value,  5,000,000 shares  authorized,
         none outstanding                                                                 ---                   ---
     Common stock, $.01 par value, 85,000,000 shares authorized,
          29,727,913 and 29,458,974 shares issued, and 29,300,827
          and 29,009,530 shares outstanding, respectively                             297,279               294,590
     Additional paid-in capital                                                   374,559,260           365,085,695
     Treasury  stock  held,  at  cost,   427,086  and  449,444
          shares, respectively                                                     (6,124,944)           (6,445,586)
     Unearned compensation                                                                ---            (5,849,820)
     Retained earnings                                                            380,597,278           254,302,757
     Accumulated other comprehensive income (loss), net of income tax                 946,487               (69,469)
                                                                         --------------------   -------------------
                                                                                  750,275,360           607,318,167
                                                                         --------------------   -------------------
                                                                         $      1,436,503,112   $     1,204,412,622
                                                                         ====================   ===================

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income
Swift Energy Company and Subsidiaries

                                                       Three Months Ended                Nine Months Ended
                                                  ------------------------------  ---------------------------------
                                                    09/30/06        09/30/05        09/30/06         09/30/05
                                                  -------------   --------------  --------------  -------- --------
Revenues:
  Oil and gas sales                               $ 173,368,549   $  101,007,524  $  453,315,519  $     301,451,257
  Price-risk management and other, net                   90,303         (154,019)      3,489,510          (677,143)
                                                  -------------   --------------  --------------  -----------------
                                                    173,458,852     100,853,505      456,805,029        300,774,114
                                                  -------------   --------------  --------------  -----------------

Costs and Expenses:
  General and administrative, net                     8,018,260        5,803,946      23,323,223         15,674,141
  Depreciation, depletion and amortization           45,867,715       23,870,287     120,151,446         76,853,296
  Accretion of asset retirement obligation              171,545          191,529         665,812            565,531
  Lease operating costs                              12,926,110       12,221,153      45,843,648         34,835,158
  Severance and other taxes                          18,489,838        9,670,565      49,210,714         29,582,400
  Interest expense, net                               5,776,220        6,194,370      17,436,326         18,825,273
                                                  -------------   --------------  --------------  -----------------
                                                     91,249,688      57,951,850      256,631,169        176,335,799
                                                  -------------   --------------  --------------  -----------------

Income Before Income Taxes                           82,209,164       42,901,655     200,173,860        124,438,315

Provision for Income Taxes                           31,397,597       15,394,756      73,879,339         43,360,606

                                                  -------------   --------------  --------------  -----------------
        Net Income                                $  50,811,567   $  27,506,899   $  126,294,521  $      81,077,709
                                                  =============   ==============  ==============  =================

Per Share Amounts

        Basic:  Net Income                        $        1.74   $          .96  $         4.33  $            2.86
                                                  =============   ==============  ==============  =================

        Diluted:  Net Income                      $        1.68   $          .92  $         4.20  $            2.77
                                                  =============   ==============  ==============  =================

Weighted Average Shares Outstanding                  29,251,945       28,632,895      29,161,278         28,390,120
                                                  =============   ==============  ==============  =================

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity
Swift Energy Company and Subsidiaries

                                                  Additional                                              Other
                                        Common     Paid-In      Treasury      Unearned     Retained     Comprehensive
                                       Stock(1)    Capital        Stock     Compensation   Earnings     Income(Loss)      Total
                                      ---------  ------------  -----------  ------------  ------------  -------------  ------------
 Balance, December 31, 2004           $ 285,706  $343,536,298  $(6,896,245) $ (1,728,585) $138,524,301  $     450,665  $474,172,140

    Stock issued for benefit plans
      (31,424 shares)                       ---       435,134      450,659           ---           ---            ---       885,793
    Stock options exercised
      (840,847 shares)                    8,409     9,804,555          ---           ---           ---            ---     9,812,964
    Tax  benefits from exercise of
      stock options                         ---     4,366,236          ---           ---           ---            ---     4,366,236
    Employee stock purchase plan
      (32,495 shares)                       325       642,354          ---           ---           ---            ---       642,679
    Issuance of restricted stock
      (15,000 shares)                       150           ---          ---           ---           ---            ---           150
    Grants of restricted stock
      (158,500 shares)                      ---     6,668,608          ---    (6,072,008)          ---            ---       596,600
    Forfeitures of restricted stock         ---      (367,490)         ---       367,490           ---            ---           ---
    Amortization  of  restricted
      stock compensation                    ---           ---          ---     1,583,283           ---            ---     1,583,283

Comprehensive Income:
    Net income                              ---           ---          ---           ---   115,778,456            ---   115,778,456
    Other Comprehensive Income              ---           ---          ---           ---           ---       (520,134)     (520,134)
                                                                                                                       ------------
       Total Comprehensive Income                                                                                       115,258,322
                                      ---------  ------------  -----------  ------------  ------------  -------------  ------------

 Balance, December 31, 2005           $ 294,590  $365,085,695  $(6,445,586) $ (5,849,820) $254,302,757  $     (69,469) $607,318,167
                                      =========  ============  ===========  ============  ============  =============  ============

    Stock issued for benefit plans
      (22,358 shares)                       ---       714,049      320,642           ---           ---            ---     1,034,691
    Stock options exercised
      (210,738 shares)                    2,107     3,615,470          ---           ---           ---            ---     3,617,577
    Adoption of SFAS No. 123R               ---    (5,875,280)         ---     5,849,820           ---            ---       (25,460)
    Excess tax benefits from
      stock-based awards                    ---     2,772,329          ---           ---           ---            ---     2,772,329
    Employee stock purchase plan
      (22,425 shares)                      224        671,106          ---           ---           ---            ---       671,330
    Issuance of restricted stock
      (35,776 shares)                       358          (358)         ---           ---           ---            ---           ---
    Amortization of stock
      compensation                          ---     7,576,249          ---           ---           ---            ---     7,576,249


Comprehensive Income:
    Net income                              ---           ---          ---           ---   126,294,521            ---   126,294,521
    Other Comprehensive Income              ---           ---          ---           ---           ---      1,015,956     1,015,956
                                                                                                                       ------------
       Total Comprehensive Income                                                                                       127,310,477
                                      ---------  ------------  -----------  ------------  ------------  -------------  ------------
 Balance, September 30, 2006          $ 297,279  $374,559,260  $(6,124,944) $        ---  $380,597,278  $     946,487  $750,275,360
                                      =========  ============  ===========  ============  ============  =============  ============

 (1) $.01 Par Value

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Swift Energy Company and Subsidiaries

                                                                   Nine Months Ended September 30,
                                                                ------------------------------------
                                                                      2006                2005
                                                                -----------------   ----------------
Cash Flows from Operating Activities:
     Net income                                                 $     126,294,521   $     81,077,709
     Adjustments to reconcile net income to net cash provided
             by operating activities-
          Depreciation, depletion, and amortization                   120,151,446         76,853,296
          Accretion of asset retirement obligation                        665,812            565,531
          Deferred income taxes                                        67,169,122         42,610,606
          Stock-based compensation expense                              5,057,142          1,005,904
          Other                                                       (3,678,105)          1,230,677
          Change in assets and liabilities-
             (Increase) decrease in accounts receivable               (14,547,527)        15,162,260
             Increase in accounts payable and accrued
               liabilities                                              7,404,437            739,152
             Increase in income taxes payable                             337,716             87,551
             Increase in accrued interest                               1,828,142          1,127,146
                                                                -----------------   ----------------
                Net Cash Provided by Operating Activities             310,682,706        220,459,832
                                                                -----------------   ----------------

Cash Flows from Investing Activities:
     Additions to property and equipment                             (291,308,227)      (158,125,266)
     Proceeds from the sale of property and equipment                  20,336,133          2,387,293
     Net cash distributed as operator of oil and gas
        properties                                                     (4,193,748)        (2,183,944)
     Net cash received (distributed) as operator of
        partnerships and joint ventures                                   854,672           (467,534)
     Other                                                                (30,782)            64,480
                                                                -----------------   ----------------
               Net Cash Used in Investing Activities                (274,341,952)       (158,324,971)
                                                                -----------------   ----------------

Cash Flows from Financing Activities:
     Payments of bank borrowings                                              ---        (7,500,000)
     Net proceeds from issuances of common stock                        4,288,907          6,329,431
     Excess tax benefits from stock-based awards                        1,483,679                ---
                                                                -----------------   ----------------
              Net Cash Provided by (Used in)Financing                   5,772,586         (1,170,569)
Activities
                                                                -----------------   ----------------

Net Increase in Cash and Cash Equivalents                       $      42,113,340   $     60,964,292

Cash and Cash Equivalents at Beginning of Period                       53,004,562          4,920,118
                                                                -----------------   ----------------

Cash and Cash Equivalents at End of Period                      $      95,117,902   $     65,884,410
                                                                ==================  =================

Supplemental Disclosures of Cash Flows Information:
Cash paid during period for interest, net of amounts
     capitalized                                                $      14,721,356   $     16,887,396
Cash paid during period for income taxes                        $       6,372,500   $        750,000


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

      Property and Equipment

         We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the nine months ended September 30, 2006 and 2005, such internal costs capitalized totaled $20.7 million and $13.4 million, respectively. Interest costs are also capitalized to unproved oil and gas properties. For the nine months ended September 30, 2006 and 2005, capitalized interest on unproved properties totaled $6.6 million and $5.3 million, respectively. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

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

         We compute the provision for depreciation, depletion, and amortization of oil and gas properties by the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties--including future development costs, natural gas processing facilities, and both capitalized asset retirement obligations and undiscounted abandonment costs of wells to be drilled, net of salvage values, but excluding costs of unproved properties--by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period. This calculation is done on a country-by-country basis, and the period over which we will amortize these properties is dependent on our production from these properties in future years. Furniture, fixtures, and other equipment, held at cost, are depreciated by the straight-line method at rates based on the estimated useful lives of the property, which range between two and 20 years. Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

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

      Full-Cost Ceiling Test.

         At the end of each quarterly reporting period, the unamortized cost of oil and gas properties, including natural gas processing facilities, capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the recognized asset retirement obligation liability is limited to the sum of the estimated future net revenues from proved properties, excluding cash outflows from recognized asset retirement obligations, including future development and abandonment costs of wells to be drilled, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties, adjusted for related income tax effects ("Ceiling Test"). Our hedges at September 30, 2006 consisted of crude oil price floors with strike prices higher than the period end price but did not materially affect prices used in this calculation. This calculation is done on a country-by-country basis.

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

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


      Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Swift Energy Company and its wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with a focus on inland waters and onshore oil and natural gas reserves in Louisiana and Texas, as well as onshore oil and natural gas reserves in New Zealand. Our undivided interests in natural gas processing plants, and investments in oil and gas limited partnerships where we are the general partner are accounted for using the proportionate consolidation method, whereby our proportionate share of each entity's assets, liabilities, revenues, and expenses are included in the appropriate classifications in the accompanying consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the accompanying consolidated financial statements.

      Revenue Recognition

         Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Processing costs for natural gas and natural gas liquids (NGLs) that are paid in-kind are deducted from revenues. The Company uses the entitlement method of accounting in which the Company recognizes its ownership interest in production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in "Accounts payable and accrued liabilities" on the accompanying balance sheet. Natural gas balancing receivables are reported in "Other current assets" on the accompanying balance sheet when our ownership share of production exceeds sales. As of September 30, 2006, we did not have any material natural gas imbalances.

      Accounts Receivable

         We assess the collectibility of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both September 30, 2006 and December 31, 2005, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total "Accounts receivable" balances on the accompanying balance sheets. Receivables related to insurance reimbursement are computed in accordance with applicable accounting guidance; and we monitor our costs incurred and their collectibility under our insurance policies and believe all amounts recorded are recoverable.

      Inventories

         We value inventories at the lower of cost or market value. Cost of crude oil inventory is determined using the weighted average method and all other inventory is accounted for using the first in, first out method ("FIFO"). The major categories of inventories, which are included in "Other current assets" on the accompanying balance sheets, are shown as follows:

                                          Balance at           Balance at
                                      September 30, 2006   December 31, 2005
                                            (000's)             (000's)
                                      ------------------   -----------------

 Materials, Supplies and  Tubulars    $           11,146   $           8,494
 Crude Oil                                           662                 916
                                      ------------------   -----------------
        Total                         $           11,808   $           9,410
                                      ==================   =================

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


      Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amount of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates underlying these financial statements include:

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

            o accruals related to oil and gas revenues, capital expenditures and lease operating expenses,

            o estimates of insurance recoveries related to property damage,

            o estimates of stock compensation expense,

            o estimates of our ownership in properties  prior to final  division of interest determination,

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

      Income Taxes

         Under SFAS No. 109, "Accounting for Income Taxes," deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. The effective tax rate for the nine months ended September 30, 2006 and 2005 was higher than the U.S. Federal statutory tax rate primarily due to state income taxes, partially offset by reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation. As of September 30, 2006, we believe we have utilized all of our U.S. federal operating loss carryforwards during the 2006 tax year.

      Accounts Payable and Accrued Liabilities

         Included in "Accounts payable and accrued liabilities," on the accompanying balance sheets, at September 30, 2006 and December 31, 2005 are liabilities of approximately $9.8 million and $9.9 million, respectively, representing the amount by which checks issued, but not presented to the Company's banks for collection, exceeded balances in the applicable disbursement bank accounts.

      Accumulated Other Comprehensive Income (Loss), Net of Income Tax

         We follow the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At September 30, 2006, we recorded $0.9 million, net of taxes of $0.6 million, of derivative gains in "Accumulated other comprehensive income (loss), net of income tax" on the accompanying balance sheet. The components of accumulated other comprehensive Income (loss) and related tax effects for 2006 were as follows:

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES

                                                           Gross Value          Tax Effect        Net of Tax Value
                                                       -------------------   -----------------   -------------------
     Other  comprehensive  loss at December 31, 2005   $          (110,094)  $          40,625   $           (69,469)
     Change in fair value of cash flow hedges                      (17,520)              6,517               (11,003)
     Effect of cash flow hedges settled
        during the period                                        1,632,363            (605,404)            1,026,959
                                                       -------------------   -----------------   -------------------
     Other comprehensive income at September 30, 2006  $         1,504,749   $        (558,262)  $           946,487
                                                       ===================   =================   ===================


         Total comprehensive income was $52.2 million and $27.7 million for the third quarters of 2006 and 2005, respectively. Total comprehensive income was $127.3 and $80.5 million for the first nine months of 2006 and 2005, respectively.

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

         We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. During the third quarters of 2006 and 2005, we recognized a net loss of $0.4 million relating to our derivative activities. During the first nine months of 2006 and 2005, we recognized a net gain of $1.6 million and a net loss of $0.9 million, respectively, relating to our derivative activities. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At September 30, 2006, the Company had recorded $0.9 million, net of taxes of $0.6 million, of derivative gains in "Accumulated other comprehensive income (loss), net of income tax" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The amount of ineffectiveness reported in "Price-risk management and other, net" for the first nine months of 2006 and 2005 were not material. We expect to reclassify all amounts currently held in "Accumulated other comprehensive income (loss), net of income tax" into the statement of income within the next three months when the forecasted sale of hedged production occurs.

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

         At September 30, 2006, we had in place price floors in effect for October 2006 through the December 2006 contract month for oil that cover a portion of our domestic oil production for October 2006 to December 2006. The oil price floors cover notional volumes of 900,000 barrels with a weighted average floor price of $63.77 per barrel. Our oil price floors in place at September 30, 2006 are expected to cover approximately 45% to 50%

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


      of our estimated domestic oil production from October 2006 to December 2006. The fair value of these instruments at September 30, 2006, was $2.7 million and is recognized on the accompanying balance sheet in "Other current assets."

      Supervision Fees

         Consistent with industry practice, we charge a supervision fee to the wells we operate including our wells in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to general and administrative, net based on our estimate of the costs incurred to operate the wells. The total amount of supervision fees charged to the wells we operate was $6.4 million and $5.8 million in the first nine months of 2006 and 2005, respectively.

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

                                                                             2006                2005
                                                               ----------------     ---------------
 Asset Retirement Obligation recorded as of January 1          $     19,356,367     $    17,639,136
   Accretion expense for the nine months ended September 30             665,812             565,531
   Liabilities incurred for new wells and facilities
     construction                                                       552,591              63,772
   Reductions due to sold, or plugged and abandoned wells              (202,902)           (360,104)
   Decrease due to currency exchange rate fluctuations                  (21,600)            (27,755)
                                                               ----------------     ---------------
 Asset Retirement Obligation as of September 30                $     20,350,268     $    17,880,580
                                                               ----------------     ---------------

         At both September 30, 2006 and December 31, 2005, approximately $0.3 million of our asset retirement obligation is classified as a current liability in "Accounts payable and accrued liabilities" on the accompanying balance sheets.

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

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


      expected that many pronouncements will specify transition methods other than retrospective. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, and the adoption of this statement had no impact on our financial position or results of operations.

         In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined what impact, if any, this Interpretation will have on its financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes, according to reliability, the methods and inputs used in valuations. SFAS No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS No. 157 are effective for us in the first quarter 2008. The Company has not yet determined what impact, if any, this Interpretation will have on its financial position or results of operations.

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

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the nine months ended September 30, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

         As a result of adopting SFAS No. 123R on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended September 30, 2006, were $0.7 million, $0.6 million, $0.02, and $0.02 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 for our stock option grants. For the nine months ended September 30, 2006, income before taxes, net income and basic and diluted earnings per share were $2.7 million, $2.2 million, $0.07, and $0.07 lower, respectively. Upon adoption of SFAS 123R, we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one recognizing expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards. This amount was recorded in "General and Administrative, net" in the accompanying condensed consolidated statements of operations.

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS No. 123R, we reported all tax benefits resulting from the award of equity instruments as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS No. 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows, these benefits totaled $0.6 million and $1.5 million for the three and nine months ended September 30, 2006, respectively.

         Net cash proceeds from the exercise of stock options were $3.6 million for the nine months ended September 30, 2006. The actual income tax benefit realized from stock option exercises was $2.0 million for the same period.

         Stock compensation expense for both stock options and restricted stock issued to both employees and non-employees is recorded in "General and Administrative, net" in the accompanying condensed consolidated statements of income, and was $1.8 million and $0.6 million for the quarter ended September 30, 2006 and 2005, respectively. Stock compensation expense for the nine months ended September 30, 2006, and 2005 was $5.1 million and $1.0 million. We view all awards of stock compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

         The following table illustrates the effect on September 30, 2005 operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123R. Our net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                            Three Months       Nine Months
                                                               Ended              Ended
                                                            September 30,     September 30,
                                                                2005              2005
                                                          ---------------     -------------
Net Income:    As Reported                                    $27,506,899       $81,077,709
               Stock-based employee compensation
               expense determined under fair value
               method for all  awards, net of tax                (995,399)       (2,968,488)
                                                          ---------------     -------------
               Pro Forma                                      $26,511,500       $78,109,221

Basic EPS:     As Reported                                        $.96              $2.86
               Pro Forma                                          $.93              $2.75

Diluted EPS:   As Reported                                        $.92              $2.77
               Pro Forma                                          $.89              $2.67

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


 Stock Options

         We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards with the following weighted-average assumptions for the indicated periods.

                                             Three Months Ended           Nine Months Ended
                                               September 30,                September 30,
                                          -------------------------     -----------------------
                                             2006           2005           2006          2005
                                          -------------------------     -----------------------
 Dividend yield                                   0%            0%            0%            0%
 Expected volatility                           39.1%         41.2%         39.5%         42.5%
 Risk-free interest rate                        4.8%          3.9%          4.9%          3.8%
 Expected life of options (in years)            2.6           3.9           5.6           3.5

 Weighted-average grant-date fair value   $   12.20     $   15.92       $ 19.31    $    10.64

         The expected term has been calculated using the Securities and Exchange Commission Staff's shortcut approach from Staff Accounting Bulletin No.
      107. We have analyzed historical volatility and based on an analysis of all relevant factors use a three-year period to estimate expected volatility of our stock option grants.

         At  September  30,  2006,   there  was  $3.6  million  of  unrecognized
      compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.6 years.

         The following table represents stock option activity for the nine months ended September 30, 2006:

                                                     September 30, 2006
                                           ----------------------------------------
                                                          Wtd. Avg.     Wtd. Avg.
                                             Shares      Exer. Price  Contract Life
                                           ------------  -----------  -------------
Options outstanding, beginning of period     2,118,179   $     21.28
Options granted                                164,303   $     43.56
Options canceled                              (51,578)   $     22.29
Options exercised                            (239,035)   $     19.97
                                           ------------               -------------
Options outstanding, end of period           1,991,869   $     23.25        5.4 Yrs
                                           ============               =============
Options exercisable, end of period           1,182,688   $     22.71        4.1 Yrs
                                           ============               =============

         The aggregate intrinsic value of options outstanding at September 30, 2006 was $37.6 million, and the aggregate intrinsic value of options exercisable was $22.6 million. Total intrinsic value of options exercised was $5.4 million for the nine months ended September 30, 2006.

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

         The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of September 30, 2006, we have unrecognized compensation expense of approximately $15.0 million associated with these awards which are expected to be recognized over a weighted-average period of 2.4 years.

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         The following table represents restricted stock activity for the nine months ended September 30, 2006:

                                                      September 30, 2006
                                                                   Wtd. Avg.
                                                      Shares      Grant Price
                                                  ------------   ------------

Restricted shares outstanding, beginning of
   period                                              236,950    $     34.79
Restricted shares granted                              310,956    $     43.25
Restricted shares canceled                             (21,530)   $     38.90
Restricted shares vested                               (35,776)   $     24.57
                                                  ------------
Restricted shares outstanding, end of period           490,600    $     39.98
                                                  ============

(4)   Earnings Per Share

         Basic earnings per share ("Basic EPS") have been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share ("Diluted EPS") for all periods also assumes, as of the beginning of the period, exercise of stock options and restricted stock grants to employees using the treasury stock method. Certain of our stock options, that could potentially dilute Basic EPS in the future, were antidilutive for periods ended September 30, 2006 and 2005, and are discussed below.

         The followig is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the periods ended September 30, 2006 and 2005:

                                                              Three Months Ended September 30,
                                     ----------------------------------------------------------------------------------
                                                          2006                                   2005
                                     -----------------------------------------  ---------------------------------------
                                          Net                       Per Share        Net                    Per Share
                                        Income         Shares         Amount       Income       Shares       Amount
                                     -------------  ------------  ------------  ------------  -----------  ------------
 Basic EPS:
   Net Income and Share Amounts......$  50,811,567    29,251,945  $       1.74  $ 27,506,899   28,632,895  $       0.96
   Dilutive Securities:
   Restricted Stock .................          ---       130,905                         ---      71,815
   Stock Options ....................          ---       801,025                         ---   1,081,254
                                     -------------- ------------                ------------  -----------
 Diluted EPS:
  Net Income and Assumed Share
     Conversions ....................$  50,811,567    30,183,875  $       1.68  $ 27,506,899   29,785,964  $       0.92
                                     -------------  ------------                ------------  -----------


                                                         Nine Months Ended September 30,
                                     ----------------------------------------------------------------------------------
                                                   2006                                    2005
                                     -----------------------------------------  ---------------------------------------
                                          Net                      Per Share        Net                     Per Share
                                        Income        Shares        Amount        Income        Shares       Amount
                                     -------------  ------------  ------------  -----------   -----------  ------------
 Basic EPS:
   Net Income and Share Amounts......$ 126,294,521    29,161,278  $      4.33   $ 81,077,709   28,390,120  $      2.86
   Dilutive Securities:
   Restricted Stock .................          ---       124,528                         ---       37,194
   Stock Options ....................          ---       777,587                         ---      866,822
                                     -------------- ------------                ------------  -----------
 Diluted EPS:
  Net Income and Assumed Share
     Conversions ....................$ 126,294,521    30,063,393  $      4.20   $ 81,077,709   29,294,136  $      2.77
                                     -------------  ------------                ------------  -----------

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         Options to purchase approximately 2.0 million shares at an average exercise price of $23.25 were outstanding at September 30, 2006, while options to purchase 2.4 million shares at an average exercise price of $20.24 were outstanding at September 30, 2005. Approximately 1.6 million and less than 0.1 million stock options and non-vested shares of restricted stock were not included in the computation of Diluted EPS for the three-month periods ended September 30, 2006, and 2005, respectively, and 1.6 million and 0.2 million options and non-vested shares of restricted stock were not included in the computation of Diluted EPS for the nine-month periods ended September 30, 2006, and 2005, respectively, because these options were antidilutive in that the option price was greater than the average closing market price for the common shares during those periods.

(5)   Long-Term Debt

         Our long-term debt, including the current portion, as of September 30, 2006 and December 31, 2005, was as follows (in thousands):

                                                       September 30,              December 31,
                                                           2006                       2005
                                                    ------------------        -------------------
Bank Borrowings ..................................  $             ---         $               ---
7-5/8% senior notes due 2011 .....................             150,000                    150,000
9-3/8% senior subordinated notes due 2012 ........             200,000                    200,000
                                                    ------------------        -------------------
                    Long-Term Debt ...............  $          350,000        $           350,000
                                                    ------------------        -------------------

      Bank Borrowings

         At September 30, 2006, we had no outstanding borrowings under our $400.0 million credit facility with a syndicate of ten banks that had a borrowing base of $250.0 million and expires in October 2008. The interest rate is either (a) the lead bank's prime rate (8.25% at September 30, 2006) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. On October 2, 2006, we increased the credit facility amount by $100.0 million to $500.0 million, and extended the expiration date by roughly three years to October 3, 2011 from October 1, 2008, see footnote eight "Subsequent Events."

         The terms of our credit facility at September 30, 2006, include, among other restrictions, a limitation on the level of cash dividends (not to exceed $5.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX), and limitations on incurring other debt or repurchasing our 7-5/8% senior notes due 2011 or 9-3/8% senior subordinated notes due 2012. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and gas properties. We have also pledged 65% of the stock in our two New Zealand subsidiaries as collateral for this credit facility. The borrowing base amount is re-determined at least every six months and was increased by our bank group to $250.0 million effective October 2, 2006, at our request from $150 million. Under the terms of the credit facility, we can increase this commitment amount to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The next scheduled borrowing base review is on May 1, 2007.

         Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.2 million for each of the three month period ended September 30, 2006 and 2005, and $0.6 million and $0.8 million for the nine month period ended September 30, 2006 and 2005. The amount of commitment fees included in interest expense, net was $0.1 million for each of the three month period ended September 30, 2006 and 2005, and $0.4 million for each of the nine months ended September 30, 2006 and 2005.

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


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

         Interest expense on the 7-5/8% senior notes due 2011, including amortization of debt issuance costs totaled $3.0 million for both the three months ended September 30, 2006 and 2005, respectively, and $8.9 million for each of the nine months ended September 30, 2006 and 2005, respectively.

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

         Interest expense on the 9-3/8% senior subordinated notes due 2012, including amortization of debt issuance costs totaled $4.8 million for each of the three month periods ended September 30, 2006 and 2005, and $14.4 million for each of the nine month periods ended September 30, 2006 and 2005.

         The aggregate maturities on our long-term debt are $150 million for 2011 and $200 million for 2012.

         We have capitalized interest on our unproved properties in the amount of $2.2 million and $1.8 million for the three month periods ended September 30, 2006 and 2005, respectively, and $6.6 million and $5.3 million for the nine month periods ended September 30, 2006 and 2005, respectively.

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


(6)   Foreign Activities

         As of September 30, 2006, our gross capitalized oil and gas property costs in New Zealand totaled approximately $340.3 million. Approximately $324.9 million has been included in the "Proved properties" portion of our oil and gas properties, while $15.4 million is included as "Unproved properties." Our functional currency in New Zealand is the U.S. Dollar. Net assets of our New Zealand operations total $266.4 million at September 30, 2006.

(7)   Acquisitions and Dispositions

         In November 2005, we acquired interests in the South Bearhead Creek field in Central Louisiana. This field is approximately 50 miles south of our Masters Creek field. We paid approximately $24.3 million in cash for these interests. After taking into account internal acquisition costs of $2.6 million, and assumed liabilities of $1.4 million, our total cost was $28.3 million. We allocated $26.2 million of the acquisition price to "Proved properties," $2.5 million to "Unproved properties," and recorded a liability for $0.4 million to "Asset retirement obligation" on our accompanying consolidated balance sheet. In December 2005, we acquired additional interests in this field. We paid approximately $4.6 million in cash for these additional interests. After taking into account internal acquisition costs of $0.6 million, our total cost was $5.2 million. We allocated $4.9 million of the acquisition price to "Proved properties," $0.4 million to "Unproved properties," and recorded a liability for $0.1 million to "Asset retirement obligation" on our accompanying consolidated balance sheets. These acquisitions were accounted for by the purchase method of accounting. We made these acquisitions to increase our exploration and development opportunities in this area. The revenues and expenses from these properties have been included in our accompanying consolidated statements of income from the date of acquisition forward, however, given the acquisitions were in November and December 2005, these amounts were immaterial for 2005.

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

(8)   Subsequent Events

         In October 2006, we acquired interests in five South Louisiana fields from BP America Production Company. The total price for these interests was approximately $169 million. The property interests are located primarily in: Bayou Sale, Horseshoe Bayou and Jeanerette fields (all located in St. Mary Parish), High Island field in Cameron Parish and Bayou Penchant field in Terrebonne Parish. We have recorded $17.5 million in "Other current assets" at September 30, 2006 related to the deposit for this acquisition. In addition, we have acquired virtually all of the outstanding interest in the South Bearhead Creek field, located in Beauregard Parish, Louisiana, for approximately $4.5 million in November 2006.

         In October 2006, we settled all insurance claims with our insurers relating to hurricanes Katrina and Rita and entered into a confidential final settlement agreement. The receipt of these amounts is expected to result in a benefit of $7.7 million in the fourth quarter of 2006, for the portion of the above referenced settlement, which we have determined to be non-property damage related claims, based on internal calculations.

         On October 2, 2006, we increased the credit facility amount by $100.0 million to $500.0 million, and extended the expiration date by roughly three years to October 3, 2011 from October 1, 2008. The other terms of the credit facility, including the borrowing base amount and commitment amount, stayed substantially the same. Certain of the covenants imposed by this credit facility were amended with the extension of the facility to be less restrictive on various corporate actions and are discussed below. The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $15.0 million in any fiscal year which increased from $5.0 million), a remaining aggregate limitation on purchases of our stock of $50.0 million which increased from $15.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to adjusted working capital ratios and

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


      EBITDAX), and limitations on incurring other debt or repurchasing our 7-5/8% senior notes due 2011 or 9-3/8% senior subordinated notes due 2012. The borrowing base amount is re-determined at least every six months and was increased by our bank group to $250.0 million effective October 2, 2006, at our request from $150 million.

(9)   Condensed Consolidating Financial Information

         In December 2005, we amended the indenture for our 9-3/8% Senior Subordinated Notes due 2012 and our 7-5/8% Senior Notes due 2011 to reflect our new holding company organizational structure (as discussed in Note 2). Pursuant to the amendment, both Swift Energy Company and Swift Energy Operating, LLC (a wholly owned indirect subsidiary of Swift Energy Company) became co-obligors of these senior notes and senior subordinated debt. The co-obligations are full and unconditional and are joint and several. Prior to amendment, Swift Energy Company was the sole obligor. The following is condensed consolidating financial information for Swift Energy Company, Swift Energy Operating, LLC, and significant subsidiaries:

Condensed Consolidating Balance Sheets

(in 000's)                                                                  September 30, 2006
                                                 ------------------------------------------------------------------------------
                                                 Swift Energy Co.   Swift Energy
                                                   (Parent and     Operating, LLC     Other                    Swift Energy Co.
                                                   Co-obligor)      (Co-obligor)   Subsidiaries  Eliminations   Consolidated
                                                 ----------------  --------------  ------------  ------------  ----------------
ASSETS
     Current assets                              $            ---  $      191,681  $     20,681  $        ---  $        212,362
     Property and equipment                                   ---         972,444       242,273           ---         1,214,717
     Investment in subsidiaries (equity method)           750,275             ---       544,086    (1,294,361)              ---
     Other assets                                             ---          41,187           655       (32,417)            9,424
                                                 ----------------  --------------  ------------  ------------  ----------------
          Total assets                           $       750,275   $    1,205,312   $   807,695  $ (1,326,778) $      1,436,503
                                                 ================  ==============  ============  ============  ================




LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                         $            ---  $      103,274  $     14,279  $        ---  $        117,553
     Long-term liabilities                                    ---         557,951        43,141       (32,417)          568,675
     Stockholders' equity                                 750,275         544,086       750,275    (1,294,361)          750,275
                                                 ----------------  --------------  ------------  ------------  ----------------
          Total liabilities and
            stockholders' equity                 $        750,275  $    1,205,312  $    807,695  $ (1,326,778) $      1,436,503
                                                 ================  ==============  ============  ============  ================

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES

(in 000's)                                                                   December 31, 2005
                                                 ------------------------------------------------------------------------------
                                                 Swift Energy Co.  Swift Energy
                                                   (Parent and     Operating, LLC    Other                     Swift Energy Co.
                                                    Co-obligor)     (Co-obligor)   Subsidiaries  Eliminations   Consolidated
                                                 ---------------   --------------  ------------  ------------  ----------------
ASSETS
     Current assets                              $            ---  $       92,788  $     22,267  $        ---  $        115,055
     Property and equipment                                   ---         862,717       216,316           ---         1,079,034
     Investment in subsidiaries (equity method)           607,318             ---       410,612    (1,017,930)              ---
     Other assets                                             ---          31,955           682       (22,313)           10,324
                                                 ----------------  --------------  ------------   -----------  ----------------
          Total assets                           $        607,318  $      987,460  $    649,877  $ (1,040,243) $      1,204,413
                                                 ================  ==============  ============  ============  ================



LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                         $            ---  $       85,472  $     12,949  $        ---  $         98,421
     Long-term liabilities                                    ---         491,376        29,610       (22,313)          498,674
     Stockholders' equity                                 607,318         410,612       607,318    (1,017,930)          607,318
                                                 ----------------  --------------  ------------  ------------  ----------------
          Total liabilities and
            stockholders' equity                 $        607,318  $      987,460  $    649,877  $ (1,040,243) $      1,204,413
                                                 ================  ==============  ============  ============  ================



Condensed Consolidating Statements of Income
 (in 000's)                                                       Three Months Ended September 30, 2006
                                                 ------------------------------------------------------------------------------
                                                 Swift Energy Co.  Swift Energy
                                                  (Parent and      Operating, LLC       Other                  Swift Energy Co.
                                                   Co-obligor)      (Co-obligor)   Subsidiaries  Eliminations   Consolidated
                                                 ----------------  --------------  ------------  ------------  ----------------
     Revenues                                    $            ---  $      153,279  $     20,179  $        ---  $        173,459

     Expenses                                                 ---          77,409        13,841           ---            91,250
                                                 ---------------- - -------------  ------------  ------------  ----------------

     Income (loss) before the following:                      ---          75,871         6,338           ---            82,209
          Equity in net earnings of subsidiaries           50,812             ---        46,342       (97,154)              ---
                                                 ----------------  --------------  ------------  ------------  ----------------

     Income before income taxes                            50,812          75,871        52,681       (97,154)           82,209
     Income tax provision (benefit)                           ---          29,528         1,869           ---            31,398
                                                 ----------------  --------------  ------------  ------------  ----------------

     Net income                                  $         50,812  $      46,342   $     50,812  $    (97,154) $         50,812
                                                 ================ ===============  ============  ============  ================

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES

(in 000's)                                                           Nine Months Ended September 30, 2006
                                                 ------------------------------------------------------------------------------
                                                 Swift Energy Co.   Swift Energy
                                                  (Parent and      Operating, LLC        Other                 Swift Energy Co.
                                                   Co-obligor)      (Co-obligor)   Subsidiaries  Eliminations   Consolidated
                                                 ----------------  --------------  ------------  ------------  ----------------
     Revenues                                    $            ---  $      406,080  $     50,725  $        ---  $        456,805

     Expenses                                                 ---         218,391        38,241           ---           256,631
                                                 ----------------  --------------  ------------  ------------  ----------------

     Income (loss) before the following:                      ---         187,690        12,484           ---           200,174
          Equity in net earnings of subsidiaries          126,295             ---       116,811      (243,105)              ---
                                                 ----------------  --------------  ------------  ------------  ----------------

     Income before income taxes                           126,295         187,690       129,295      (243,105)          200,174
     Income tax provision (benefit)                           ---          70,879         3,000           ---            73,879
                                                 ----------------  --------------  ------------  ------------  ----------------

     Net income                                  $        126,295  $      116,811  $    126,295  $  (243,105)  $       126,295
                                                 ================  ==============  ============  ============  ================


 (in 000's)                                                           Three Months Ended September 30, 2005
                                                 ------------------------------------------------------------------------------
                                                 Swift Energy Co.
                                                   (Parent and
                                                     Issuer)        Subsidiaries   Eliminations  Swift Energy Co.
                                                -----------------  --------------  ------------  ----------------

     Revenues                                    $         81,220  $       19,633  $        ---  $        100,853

     Expenses                                              46,057          11,895           ---            57,952
                                                 ----------------  --------------  ------------  ----------------

     Income (loss) before the following:                   35,163           7,738           ---            42,901
          Equity in net earnings of subsidiaries            5,838             ---        (5,838)              ---
                                                 ----------------  --------------  ------------  ----------------

     Income before income taxes                            41,001           7,738        (5,838)           42,901

     Income tax provision (benefit)                        13,494           1,900           ---            15,394
                                                -----------------  --------------  ------------  ----------------

     Net income                                  $         27,507  $        5,838  $     (5,838) $         27,507
                                                 ================  ==============  ============  ================

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES

(in 000's)                                                      Nine Months Ended September 30, 2005
                                                 ----------------------------------------------------------------
                                                 Swift Energy Co.
                                                   (Parent and        Other                      Swift Energy Co.
                                                     Issuer)        Subsidiaries   Eliminations    Consolidated
                                                 ----------------  --------------  ------------  ----------------
     Revenues                                    $        246,946  $       53,830  $         (2) $        300,774

     Expenses                                             141,940          34,398            (2)          176,336
                                                 ----------------  --------------  ------------  ----------------

     Income (loss) before the following:                  105,006          19,432           ---           124,438
          Equity in net earnings of subsidiaries           15,346             ---       (15,346)              ---
                                                 ----------------  --------------  ------------  ----------------



     Income before income taxes                           120,352          19,432       (15,346)          124,438

     Income tax provision (benefit)                        39,274           4,086           ---            43,360
                                                 ----------------  --------------  ------------  ----------------

     Net income                                  $         81,078  $       15,346  $    (15,346) $         81,078
                                                 ================  ==============  ============  ================



Condensed Consolidating Statements of Cash Flows
 (in 000's)                                                           Nine Months Ended September 30, 2006
                                                 ------------------------------------------------------------------------------
                                                 Swift Energy Co.   Swift Energy
                                                  (Parent and      Operating, LLC        Other                 Swift Energy Co.
                                                   Co-obligor)     (Co-obligor)    Subsidiaries  Eliminations   Consolidated
                                                 ----------------  --------------  ------------  ------------  ----------------
     Cash flow from operations                   $            ---  $      281,570  $     29,113  $        ---  $        310,683
     Cash flow from investing activities                      ---        (237,602)      (46,844)       10,105          (274,342)
     Cash flow from financing activities                      ---           5,773        10,105       (10,105)            5,773
                                                 ----------------  --------------  ------------  ------------  ----------------

     Net increase in cash                                     ---          49,740        (7,627)          ---            42,113
     Cash, beginning of period                                ---          44,911         8,094           ---            53,005
                                                 ----------------  --------------  ------------  ------------  ----------------

     Cash, end of period                         $            ---  $       94,651  $        467  $        ---  $         95,118
                                                 ================  =============   ============  ============  ================


(in 000's)                                                      Nine Months Ended September 30, 2005
                                                 ------------------------------------------------------------------------------
                                                 Swift Energy Co.
                                                   (Parent and         Other                     Swift EnergyCo.
                                                     Issuer)        Subsidiaries   Eliminations   Consolidated
                                                 ----------------  --------------  ------------  ----------------
     Cash flow from operations                   $        184,254  $       36,206  $        ---  $        220,460
     Cash flow from investing activities                 (129,713)        (33,896)        5,284          (158,325)
     Cash flow from financing activities                   (1,171)          5,284        (5,284)           (1,171)
                                                 ----------------  --------------  ------------  ----------------

     Net increase (decrease) in cash                       53,370           7,594           ---            60,964
     Cash, beginning of period                                205           4,715           ---             4,920
                                                 ----------------  --------------  ------------  ----------------

     Cash, end of period                         $         53,575  $       12,309  $        ---  $         65,884
                                                 ================  ==============  ============  ================

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


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

                                                               Three Months Ended September 30,
                              ----------------------------------------------------------------------------------------------
                                                  2006                                             2005
                              --------------------------------------------   -----------------------------------------------

                                Domestic      New Zealand       Total           Domestic       New Zealand           Total
                              -------------  -------------  --------------   --------------   -------------   --------------
Oil and gas sales             $ 153,754,146  $  19,614,403  $  173,368,549   $   81,692,754   $  19,314,770   $  101,007,524

Costs and Expenses:
  Depreciation,
   depletion and amortization    37,619,396      8,248,319      45,867,715       17,328,183       6,542,104       23,870,287
  Accretion of asset
   retirement obligation            133,846         37,699         171,545          157,442          34,087          191,529
  Lease operating costs           9,620,102      3,306,008      12,926,110        8,903,988       3,317,165       12,221,153
  Severance and other taxes      17,251,643      1,238,195      18,489,838        8,438,368       1,232,197        9,670,565
                              -------------  -------------  --------------   --------------   -------------   --------------

Income from oil and gas
   operations                 $  89,129,159  $   6,784,182  $   95,913,341   $   46,864,773   $   8,189,217   $   55,053,990

   Price-risk management
     and other, net                                                 90,303                                          (154,019)

   General and
     administrative, net                                         8,018,260                                         5,803,946
   Interest expense, net                                         5,776,220                                         6,194,370
                                                            --------------                                    --------------

Income Before Income Taxes                                  $   82,209,164                                    $   42,901,655
                                                            ==============                                    ==============

                      SWIFT ENERGY COMPANY AND SUBSIDIARIES

                                                                     Nine Months Ended September 30,
                             -----------------------------------------------------------------------------------------------
                                                      2006                                      2005
                             ---------------------------------------------   -----------------------------------------------
                                Domestic      New Zealand        Total         Domestic        New Zealand        Total
                             --------------  -------------  --------------   --------------   -------------   --------------
Oil and gas sales            $  403,128,509  $  50,187,010  $  453,315,519   $  248,399,764   $  53,051,493   $  301,451,257

Costs and Expenses:
  Depreciation,
   depletion and amortization    97,613,811     22,537,635     120,151,446       57,560,343      19,292,953       76,853,296

  Accretion of asset
   retirement obligation            555,002        110,810         665,812          465,465         100,066          565,531
  Lease operating costs          36,341,501      9,502,147      45,843,648       25,651,928       9,183,230       34,835,158
  Severance and other taxes      45,957,658      3,253,056      49,210,714       26,197,345       3,385,055       29,582,400
                             --------------  -------------  --------------   --------------   -------------   --------------

Income from oil and gas
   Operations                $ 222,660,537   $  14,783,362  $  237,443,899   $  138,524,683   $  21,090,189   $  159,614,872

    Price-risk   management
and                                                              3,489,510                                          (677,143)
       other, net

    General and
    administrative, net                                         23,323,223                                        15,674,141
    Interest expense, net                                       17,436,326                                        18,825,273

Income Before Income Taxes                                  $  200,173,860                                    $  124,438,315
                                                            --------------                                    --------------
Total Assets                 $1,197,620,135  $ 238,882,977  $1,436,503,112   $  886,525,732   $ 239,968,842   $1,126,494,574
                             ==============  ============== ==============   ==============   =============   ==============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


ITEM 2.

         You should read the following discussion and analysis in conjunction with our financial information and our condensed consolidated financial statements and notes thereto included in this report and our Annual Report on Form 10-K for the year ended December 31, 2005. The following information contains forward-looking statements. For a discussion of limitations inherent in forward-looking statements, see "Forward-Looking Statements" on page 39 of this report.

     Overview

         Swift Energy had record net income, revenues, and production for the third quarter 2006. Net income increased 85% to $50.8 million, revenues increased 72% to $173.5 million, and production increased 39% to 18.8 Bcfe, all as compared to the hurricane-affected third quarter 2005 levels. For the nine months ended September 30, 2006, net income increased 56% to $126.3 million, revenues increased 52% to $456.8 million, and production increased 15% to 51.6 Bcfe, all as compared to the same period in 2005. The continued strong crude oil prices, increases in our domestic production, and our recovery from the hurricanes of 2005 contributed to these record increases. As a result of our domestic production increases, 71% of our third quarter production was liquid hydrocarbons, of which 64% was crude oil and 7% was natural gas liquids.

         New Zealand produced 3.5 Bcfe in the third quarter of 2006, a 19% decrease from the same period in 2005. During the third quarter of 2006, we were successful on one of three wells drilled in New Zealand and suspended operations on another.

         Our production in the Lake Washington Field averaged more than 18,500 net barrels of oil per day during the third quarter of 2006, achieving our year-end exit rate goal ahead of plan. We successfully completed 11 of 14 wells in the third quarter of 2006, including 9 of 11 domestic development wells drilled for a success rate of 82% for the quarter. As a result of activity-to-date, as well as our recent Louisiana acquisitions, we are increasing our 2006 annual production guidance to a range of 70.0 to 71.0 Bcfe from our previous guidance range of 68.8 to 70.5 Bcfe.

         Our overall costs and expenses continued to increase during the third quarter of 2006, as have costs across our sector due to tight industry conditions. These increases were in line with our expectations, excluding the insurance reimbursements as a result of the settlement during the third quarter of our insurance claims due to Hurricanes Katrina and Rita, the proceeds of which have not all been received. These costs also increased as a result of our workforce expansion and expensing of stock compensation. We expect cost pressures to continue to affect the industry for the remainder of 2006.

         A primary focus this year has been capitalizing on the geologic and geophysical efforts that have become evident with some of our recent successes, particularly at the Newport area in Lake Washington. We expect the first set of our pre-stack depth migration of our Lake Washington 3-D data to be completed in the fourth quarter of 2006, which will help us understand Newport's deeper potential as well as the deeper horizons in Lake Washington. We are widening our focus on activity at Bay de Chene and Cote Blanche Island, which helps confirm our seismic interpretation and should also help further define similar opportunities in other fault blocks surrounding the salt feature in Bay De Chene. The 3-D seismic shoot in Cote Blanche Island was completed early in the third quarter of 2006 and is now being processed. We expect to begin benefiting from this new data with our drilling program in Cote Blanche Island during the second half of 2007.

         Very early in the fourth quarter of 2006, we closed on several strategic acquisitions of interests in five additional fields in South Louisiana and the consolidation of almost 100% of the working interests in our South Bearhead Creek Field for approximately $169 million and $4.5 million, respectively. We believe these transactions add strategic anchor assets in a very productive fairway that should benefit us and our stakeholders for many years to come.

         Since the end of the third quarter, we have accessed our line of credit under our credit facility to help fund acquisition activity, along with cash on hand. Early in the fourth quarter of 2006, we also increased our credit facility to $500 million from $400 million and extended it about three years to October 3, 2011.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         Our drilling program for the remainder of 2006 is to drill 4 additional wells in the Lake Washington area, 5 additional wells in Bay de Chene, with at least 2 wells in Bay de Chene being potential high impact exploration wells with results expected in 2007. In New Zealand, plans are underway to complete the Goss well in the Tikorangi formation for testing and evaluation. We are in the midst of our 2007 capital planning and are using a conservative price deck relative to commodity prices with the continued goal of conducting operations within our cash flow. Crude oil and natural gas prices have receded somewhat from the record highs earlier in 2006 but still remain strong, particularly with respect to crude oil.

         This  year is  shaping  up to be a year  of  accomplishment  for  Swift
      Energy. We have strengthened our balance sheet. We have built a large regional 3-D seismic database that has enabled us to create the most significant portfolio of prospects in Swift Energy's history. Our staff has been executing and delivering on our strategic plan, which has led to significant production growth. In the fourth quarter of 2006, our South Louisiana drilling program will continue to target potentially high impact exploration prospects and the Company will begin integrating the additional five fields we acquired in South Louisiana, all of which are covered by our 3-D seismic database. As Swift Energy concludes the execution of our 2006 plan, we believe our activity and results will lead to further visible value creation for our shareholders.


      Results of Operations - Three Months Ended September 30, 2006 and 2005

         Revenues. Our revenues in the third quarter of 2006 increased by 72% compared to revenues in the same period in 2005, due primarily to an increase in commodity prices and the production increase principally from our Lake Washington field and reduced third quarter of 2005 volumes as a result of the hurricanes. Revenues from our oil and gas sales comprised substantially all of net revenues for the third quarter of 2006 and 2005. In the third quarter of 2006, oil production made up 64% of total production, natural gas made up 29%, and NGL represented 7%. In the third quarter of 2005, oil production made up 47% of total production, natural gas made up 44%, and NGL represented 9%. The percentage of our total production from oil increased as Lake Washington production, which is predominantly oil, increased over third quarter of 2005 levels.

         Our third quarter 2006 weighted average prices increased 24% to $9.24 per Mcfe from $7.48 in the third quarter of 2005, with oil prices appreciating 17% to $69.62 from $59.66, natural gas prices decreasing 8% to $4.87 from $5.29, and NGL prices rising 14% to $36.18 from $31.84.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes for the periods ended September 30, 2006 and 2005:

                                                         Three Months Ended September 30,
                                                         --------------------------------
     Area                            Oil and Gas Sales (In Millions)   Net Oil and Gas Sales Volumes (Bcfe)
     ----                           --------------------------------- -------------------------------------
                                           2006             2005              2006               2005
                                           ----             ----              ----               ----
     AWP Olmos ....................      $ 13.4           $ 16.5               1.9                2.0
     Brookeland ...................         4.7              6.5               0.6                0.8
     Lake Washington ..............       116.1             46.6              10.5                4.9
     Masters Creek ................         3.3              4.5               0.4                0.5
     Other ........................        16.3              7.6               1.8                0.9
                                   ----------------  --------------   ---------------      ----------------
             Total Domestic .......     $ 153.8           $ 81.7              15.2                9.1
                                   ----------------  --------------   ---------------      ----------------
     Rimu/Kauri ...................        12.1             11.3               1.7                2.2
     TAWN .........................         7.5              8.0               1.8                2.2
                                   ----------------  --------------   ---------------      ----------------
             Total New Zealand ...       $ 19.6           $ 19.3               3.5                4.4
                                   ----------------  --------------   ---------------      ----------------
     Total ........................     $ 173.4          $ 101.0              18.8               13.5
                                   ================  ==============   ===============      ================

     The following table provides additional information regarding our quarterly oil and gas sales:

                                                      Sales Volume                        Average Sales Price
                                                      ------------                        -------------------
                                            Oil       NGL       Gas     Combined       Oil        NGL        Gas
                                           (MBbl)    (MBbl)    (Bcf)     (Bcfe)       (Bbl)      (Bbl)      (Mcf)
                                        ---------- --------- --------- ----------- ----------- ---------- ----------
     2006
     ----
     Three Months Ended September 30:
          Domestic .....................     1,824       159       3.3        15.2      $69.54     $42.37      $6.07
          New Zealand ..................       168        61       2.2         3.5      $70.49     $20.09      $3.04
                                        ---------- --------- --------- -----------
                Total ..................     1,992       220       5.5        18.8      $69.62     $36.18      $4.87
                                        ========== ========= ========= ===========
     2005
     ----
     Three Months Ended September 30:
          Domestic .....................       925       119       2.8         9.1      $59.44     $40.58      $7.68
          New Zealand ..................       134        85       3.1         4.4      $61.23     $19.50      $3.08
                                        ---------- --------- --------- -----------
                Total ..................     1,059       204       5.9        13.5      $59.66     $31.84      $5.29
                                        ========== ========= ========= ===========


         In the third quarter of 2006, our $72.4 million increase in oil, NGL, and natural gas sales resulted from:

         oPrice variances that had a $18.5 million favorable impact on sales, of which $19.8 million was attributable to the 17% increase in average oil prices received, $1.0 million was attributable to the 14% increase in average NGL prices received, offset by $2.3 million of decreases attributable to the 8% decrease in average gas prices received; and

         oVolume variances that had a $53.9 million  favorable  impact on sales, with $55.7 million of increases coming from the 933,000 Bbl increase in oil sales volumes, $0.5 million of increases attributable to the 16,000 Bbl increase in NGL sales volumes, offset by $2.3 million of decreases due to the 0.4 Bcf decrease in gas sales volumes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         Costs and Expenses. Our expenses in the third quarter of 2006 increased $33.3 million, or 57%, compared to expenses in the same period of 2005. The increase was due to a $22.0 million increase in DD&A as our production and depletable oil and gas property base increased, an $8.8 million increase in severance and other taxes due to increased production volumes and higher commodity prices in the third quarter of 2006, and a $2.2 million increase in net general and administrative expenses.

         Our third quarter 2006 general and administrative expenses, net, increased $2.2 million, or 38%, from the level of such expenses in the same 2005 period. This increase was primarily due to an expansion of our workforce and an increase in stock compensation expense resulting from the adoption of SFAS No. 123R. Our stock compensation expense recorded in general and administrative, net, increased by $1.2 million, net of capitalized amounts, over third quarter of 2005 levels. For the third quarters of 2006 and 2005, our capitalized general and administrative costs, including capitalized stock compensation, totaled $8.1 million and $4.6 million, respectively. Our capitalized general and administrative expenses increased due to the expansion of our workforce and the capitalization of stock compensation related to the geological and geophysical workforce. Our net general and administrative expenses per Mcfe produced were $0.43 per Mcfe in the third quarters of both 2006 and 2005. The portion of supervision fees recorded as a reduction to general and administrative expenses was $2.2 million for the third quarter of 2006 and $2.0 million for the 2005 period.

         DD&A increased $22.0 million, or 92%, in the third quarter of 2006 from the level of those expenses in the same period of 2005. Domestically, DD&A increased $20.3 million in the third quarter of 2006 due to increases in the depletable oil and gas property base, including future development costs and higher production in the 2006 period. In New Zealand, DD&A increased by $1.7 million in the third quarter of 2006 due to increases in the depletable oil and gas property base and lower reserves volumes, partially offset by lower production in the 2006 period. Our DD&A rate per Mcfe of production was $2.45 and $1.77 in the third quarters of 2006 and 2005, respectively.

         We recorded $0.2 million of accretions to our asset retirement obligation in both the third quarters of 2006 and 2005.

         Our lease operating costs in the third quarter of 2006 increased $0.7 million, or 6%, over the level of such expenses in the same 2005 period. Almost all of the increase was related to our domestic operations, which increased primarily due to higher production from our South Louisiana area and higher insurance costs. Offsetting the increase in costs and reducing the lease operating cost per Mcfe, was recording of a reduction in lease operating expense of $2.8 million related to the settlement of insurance claims from hurricanes Katrina and Rita in the third quarter of 2006. Our lease operating costs in New Zealand were $3.3 million in both the third quarters of 2006 and 2005, respectively. Our lease operating costs per Mcfe produced were $0.69 in the third quarter of 2006 and $0.91 in the third quarter of 2005. Higher production volumes in the third quarter of 2006 over the third quarter of 2005 decreased the cost per Mcfe in the 2006 period.

         In the third quarter of 2006, severance and other taxes increased $8.8 million, or 91%, over levels in the third quarter of 2005. The increase was due primarily to higher commodity prices and increased Lake Washington production. Severance taxes on oil in Louisiana are 12.5% of oil sales, which is higher than in the other states where we have production. As our percentage of oil production in Louisiana increases, the overall percentage of severance costs to sales also increases. Severance and other taxes, as a percentage of oil and gas sales, were approximately 10.7% and 9.6% in the third quarters of 2006 and 2005, respectively.

         Our total interest cost in the third quarter of 2006 was $8.0 million, of which $2.2 million was capitalized. Our total interest cost in the third quarter of 2005 was also $8.0 million, of which $1.8 million was capitalized. We capitalize a portion of interest related to unproved properties. The decrease of interest expense in the third quarter of 2006 was primarily attributable to higher capitalized costs.

         Our overall effective tax rate was 38.2% in the third quarter of 2006 and 35.9% in the third quarter of 2005. The effective income tax rate for the third quarter of 2006 was higher than the U.S. statutory rate

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


      primarily due to state income taxes, an unfavorable rate impact for non-deductible stock compensation, and was partially offset by reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation. The third quarter of 2005 rate is lower due to a favorable correction in the New Zealand basis of oil and gas properties.

         Net Income. For the third quarter of 2006, our net income of $50.8 million was 85% higher, and Basic EPS of $1.74 was 81% higher, than our third quarter of 2005 net income of $27.5 million and Basic EPS of $0.96. Our Diluted EPS in the third quarter of 2006 of $1.68 was 82% higher than our third quarter 2005 Diluted EPS of $0.92. These higher amounts are due to our increased oil and gas revenues, which in turn were higher due to continued strong commodity prices and increased production during the third quarter of 2006.

      Results of Operations - Nine Months Ended September 30, 2006 and 2005

         Revenues. Our revenues in the first nine months of 2006 increased by 52% compared to revenues in the same period in 2005, due primarily to an increase in commodity prices and the production increase principally from our Lake Washington field. Revenues from our oil and gas sales comprised substantially all of net revenues for the first nine months of 2006 and 2005. In the first nine months of 2006, oil production made up 61% of total production volumes, natural gas made up 33%, and NGL represented 6%. In the first nine months of 2005, oil production made up 51% of total production volumes, natural gas made up 41%, and NGL represented 8%. The percentage of our total production from oil increased as Lake Washington production, which is predominantly oil, increased over 2005 levels.

         Our first nine months of 2006 weighted average prices increased 31% to $8.78 per Mcfe from $6.71 in the first nine months of 2005, with oil prices appreciating 29% to $66.92 from $51.99, natural gas prices increasing 6% to $5.02 from $4.73, and NGL prices rising 20% to $32.69 from $27.15.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         The following table provides additional information regarding the changes in the sources of our oil and gas sales and volumes for the nine months ended September 30, 2006 and 2005:

                                                                Nine Months Ended September 30,
                                                                -------------------------------
     Area                               Oil and Gas Sales (In Millions)       Net Oil and Gas Sales Volumes (Bcfe)
     ----                              ----------------------------------   --------------------------------------
                                                  2006               2005               2006                  2005
                                                  ----               ----               ----                  ----
     AWP Olmos .....................            $ 42.0             $ 40.7                5.6                   5.7
     Brookeland ....................              12.3               14.6                1.6                   2.2
     Lake Washington ...............             300.7              160.1               28.3                  19.5
     Masters Creek .................              10.8               13.6                1.3                   2.0
     Other .........................              37.3               19.4                4.3                   2.6
                                       ---------------  -----------------   ---------------- ---------------------
             Total Domestic ........           $ 403.1            $ 248.4               41.1                  32.0
                                       ---------------  -----------------   ---------------- ---------------------
     Rimu/Kauri ....................              29.6               33.1                5.0                   6.5
     TAWN ..........................              20.6               20.0                5.5                   6.4
                                       ---------------  -----------------   ---------------- ---------------------
             Total New Zealand ....             $ 50.2             $ 53.1               10.5                  12.9
                                       ---------------  -----------------   ---------------- ---------------------
     Total .........................           $ 453.3            $ 301.5               51.6                 44.9
                                       ===============  =================   ================ =====================

         The following table provides additional information regarding our oil and gas sales for the nine months ended September 30, 2006 and 2005:

                                                      Sales Volume                        Average Sales Price
                                                      ------------                        -------------------
                                           Oil       NGL       Gas      Combined      Oil         NGL        Gas
                                         (MBbl)     (MBbl)    (Bcf)      (Bcfe)      (Bbl)       (Bbl)     (Mcf)
                                        ---------- --------- --------- ----------- ----------- ---------- ----------
     2006
     ----
     Nine Months Ended September 30:
          Domestic .....................     4,866       319      10.0        41.1      $66.75     $41.29      $6.53
          New Zealand ..................       373       191       7.1        10.5      $69.13     $18.29      $2.92
                                        ---------- --------- --------- -----------
                Total ..................     5,239       510      17.1        51.6      $66.92     $32.69      $5.02
                                        ========== ========= ========= ===========
     2005
     Nine Months Ended September 30:
          Domestic .....................     3,448       381       9.1        32.0      $51.65     $32.66      $6.38
          New Zealand ..................       358       255       9.2        12.9      $55.25     $18.90      $3.10
                                        ---------- --------- --------- -----------
                Total ..................     3,806       636      18.3        44.9      $51.99     $27.15      $4.73
                                        ========== ========= ========= ===========


         In the first nine months of 2006, our $151.9 million increase in oil, NGL, and natural gas sales resulted from:

         oPrice variances that had a $86.2 million favorable impact on sales, of which $78.3 million was attributable to the 29% increase in average oil prices received, $5.1 million was attributable to the 6% increase in average gas prices received, and $2.8 million was attributable to the 20% increase in average NGL prices received; and

         oVolume variances that had a $65.7 million favorable impact on sales, with $74.5 million of increases coming from the 1,433,000 Bbl increase in oil sales volumes, offset by $5.4 million of decreases due to the 1.1 Bcf decrease in gas sales volumes, and $3.4 million of decreases attributable to the 126,000 Bbl decrease in NGL sales volumes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         Costs and Expenses. Our expenses in the first nine months of 2006 increased $80.3 million, or 46%, compared to expenses in the same period of 2005. The increase was due to a $43.3 million increase in DD&A as our production and depletable oil and gas property base increased, a $19.6 million increase in severance and other taxes due to increased production volumes and higher commodity prices in 2006, and an $11.0 million increase in lease operating costs due to higher production and hurricane repair costs.

         Our first nine months of 2006 general and administrative expenses, net, increased $7.6 million, or 49%, from the level of such expenses in the same 2005 period. This increase was primarily due to an expansion of our workforce and an increase in stock compensation expense resulting from the adoption of SFAS No. 123R. Our stock compensation expense recorded in general and administrative, net, increased by $3.9 million, net of capitalized amounts, over the first nine months of 2005. For the nine months of 2006 and 2005, our capitalized general and administrative costs, including capitalized stock compensation, totaled $20.7 million and $13.4 million, respectively. Our capitalized general and administrative expenses increased due to the expansion of our workforce and the capitalization of stock compensation related to the geological and geophysical workforce. Our net general and administrative expenses per Mcfe produced increased to $0.45 per Mcfe in the first nine months of 2006 from $0.35 per Mcfe in the same 2005 period. The portion of supervision fees recorded as a reduction to general and administrative expenses was $6.4 million for the first nine months of 2006 and $5.8 million for the 2005 period.

         DD&A increased $43.3 million, or 56%, in the first nine months of 2006 from the level of those expenses in the same period of 2005. Domestically, DD&A increased $40.1 million in the first nine months of 2006 due to increases in the depletable oil and gas property base, including future development costs, and higher production in the 2006 period. In New Zealand, DD&A increased by $3.2 million in the first nine months of 2006 due to increases in the depletable oil and gas property base and lower reserves volumes, partially offset by lower production in the 2006 period. Our DD&A rate per Mcfe of production was $2.33 and $1.71 in the first nine months of 2006 and 2005, respectively.

         We recorded $0.7 million and $0.6 million of accretions to our asset retirement obligation in the first nine months of 2006 and 2005, respectively.

         Our lease operating costs in the first nine months of 2006 increased $11.0 million, or 32%, over the level of such expenses in the same 2005 period. Almost all of the increase was related to our domestic operations, which increased primarily due to higher production from our South
      Louisiana area and higher insurance costs. Our lease operating costs in New Zealand increased in the first nine months of 2006 by $0.3 million due to planned maintenance work. Our lease operating costs per Mcfe produced were $0.89 in the first nine months of 2006 and $0.78 in the first nine months of 2005.

         In the first nine months of 2006, severance and other taxes increased $19.6 million, or 66%, over levels in the first nine months of 2005. The increase was due primarily to higher commodity prices and increased Lake Washington production. Severance taxes on oil in Louisiana are 12.5% of oil sales, which is higher than in the other states where we have production. As our percentage of oil production in Louisiana increases, the overall percentage of severance costs to sales also increases. Severance and other taxes, as a percentage of oil and gas sales, were approximately 10.9% and 9.8% in the first nine months of 2006 and 2005, respectively.

         Our total interest cost in the first nine months of 2006 was $24.0 million, of which $6.6 million was capitalized. Our total interest cost in the first nine months 2005 was $24.1 million, of which $5.3 million was capitalized. We capitalize a portion of interest related to unproved properties. The decrease of interest expense in the first nine months of 2006 was primarily attributable to higher capitalized costs.

         Our overall effective tax rate was 36.9% and 34.8% in the first nine months of 2006 and 2005, respectively. The effective income tax rate for the first nine months of 2006 was higher than the U.S. statutory rate primarily due to state income taxes, an unfavorable rate impact for

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         non-deductible stock compensation, and was partially offset by reductions from the New Zealand statutory rate attributable to the currency effect on the New Zealand deferred tax calculation. For the first nine months of 2005, the rate was lower due to a favorable correction in the New Zealand basis of oil and gas properties.

         Net Income. For the first nine months of 2006, our net income of $126.3 million was 56% higher, and Basic EPS of $4.33 was 52% higher, than our first nine months of 2005 net income of $81.1 million and Basic EPS of $2.86. Our Diluted EPS in the first nine months of 2006 of $4.20 was 52% higher than our first nine months of 2005 Diluted EPS of $2.77. These higher amounts are due to our increased oil and gas revenues, which in turn were higher due to continued strong commodity prices and increased production during the first nine months of 2006.

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

         Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months ended September 30, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

         As a result of adopting SFAS No. 123R on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended September 30, 2006, were $0.7 million, $0.6 million, $0.02, and $0.02 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25 for our stock option grants. For the nine months ended September 30, 2006, income before taxes, net income and basic and diluted earnings per share were $2.7 million, $2.2 million, $0.07, and $0.07 lower, respectively. Upon adoption of SFAS 123R, we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to recognizing expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards. This amount was recorded in "General and Administrative, net" in the accompanying condensed consolidated statements of operations.

         We continue to use the Black-Scholes-Merton option pricing model to estimate the fair value of stock-option awards with the following weighted-average assumptions for the indicated periods.

                                          Three Months Ended             Nine Months Ended
                                            September 30,                September 30,
                                       -------------------------     -----------------------
                                          2006           2005          2006          2005
                                       -------------------------     -----------------------
 Dividend yield                                 0%            0%            0%            0%
 Expected volatility                         39.1%         41.2%         39.5%         42.5%
 Risk-free interest rate                      4.8%          3.9%          4.9%          3.8%
 Expected life of options (in years)          2.6           3.9           5.6           3.5
 Weighted-average grant-date fair value  $  12.20      $  15.92      $  19.31      $  10.64

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         The expected term has been calculated using the Securities and Exchange Commission Staff's shortcut approach from Staff Accounting Bulletin No.
      107. We have analyzed historical volatility and based on analysis of all relevant factors use a three-year period to estimate expected volatility of our stock option grants. We view all awards of stock compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

         At September 30, 2006, there was $3.6 million of unrecognized compensation cost related to stock options, which are expected to be recognized over a weighted-average period of 1.6 years, and unrecognized compensation expense of $15.0 million related to restricted stock awards which are expected to be recognized over a weighted-average period of 2.4 years. The compensation expense for restricted stock awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.

      Contractual Commitments and Obligations

         We had no material changes in our contractual commitments and obligations from December 31, 2005 amounts referenced under "Contractual Commitments and Obligations" in Management's Discussion and Analysis" in our Annual Report on form 10-K for the period ending December 31, 2005.

      Commodity Price Trends and Uncertainties

         Oil and natural gas prices historically have been volatile and are expected to continue to be volatile in the future. The price of oil has declined in September 2006 from levels earlier in the year; however, it is currently significantly higher when compared to longer-term historical prices. Factors such as worldwide supply disruptions, worldwide economic conditions, weather conditions, actions taken by OPEC, and fluctuating currency exchange rates can cause wide fluctuations in the price of oil. Domestic natural gas prices continue to remain higher when compared to longer-term historical prices. North American weather conditions, the industrial and consumer demand for natural gas, storage levels of natural gas, and the availability and accessibility of natural gas deposits in North America can cause significant fluctuations in the price of natural gas. Such factors are beyond our control.

      Income Tax Regulations

         As of September 30, 2006, we believe we have utilized all of our U.S. federal operating loss carryforwards during the 2006 tax year.

         The tax laws in the jurisdictions in which we operate continuously change and professional judgments regarding such tax laws can differ. On May 18, 2006 the State of Texas enacted a new tax bill that significantly changes the state's franchise tax, effective January 1, 2007 for calendar year taxpayers. The old franchise tax was computed on both "earned surplus" (based on income and director and officer compensation) and taxable capital. The new franchise tax is computed on "gross margin"
      (generally based on revenue less costs of goods sold). The Company accounts for the earned surplus portion of the old franchise tax as an income tax. The Company will continue to account for the new franchise tax as an income tax.

         The Company has recomputed its Texas income tax expense by applying the franchise tax rules to its current income tax expense and has recalculated its cumulative deferred income tax following the new franchise tax rules. This change did not result in a significant adjustment to the Company's tax rate or its cumulative deferred tax liability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


      Liquidity and Capital Resources

         During the first nine months of 2006, we relied upon our net cash provided by operating activities of $310.7 million and proceeds from the sale of property and equipment of $20.3 million to fund capital expenditures of $291.3 million. During the first nine months of 2005, we relied upon our net cash provided by operating activities of $220.5 million to fund capital expenditures of $158.1 million and to pay down our bank borrowings by $7.5 million.

      Acquisitions

         In October 2006, we acquired interests in five South Louisiana fields from BP America Production Company. The total price for these interests was approximately $169 million. The property interests are located primarily in: Bayou Sale, Horseshoe Bayou and Jeanerette fields (all located in St. Mary Parish), High Island field in Cameron Parish and Bayou Penchant field in Terrebonne Parish. In addition, we have acquired virtually all of the outstanding interest in the South Bearhead Creek field, located in Beauregard Parish, Louisiana, for $4.5 million in November 2006.

         Net Cash Provided by Operating Activities. For the first nine months of 2006, our net cash provided by operating activities was $310.7 million, representing a 41% increase as compared to $220.5 million generated during the same 2005 period. The $90.2 million increase in the first nine months of 2006 was primarily due to an increase of $151.9 million in oil and gas sales, attributable to higher commodity prices and production, offset in part by higher lease operating costs due to higher production and insurance costs and higher severance taxes due to higher oil and gas revenues.

         Accounts Receivable. We assess the collectibility of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both September 30, 2006 and December 31, 2005, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total "Accounts receivable" balances on the accompanying balance sheets. Receivables related to insurance reimbursement are computed in accordance with applicable accounting guidance; and we monitor our costs incurred and their collectibility under our insurance policies and believe all amounts recorded are recoverable.

         In October 2006, we settled all insurance claims with our insurers relating to hurricanes Katrina and Rita and entered into a confidential final settlement agreement. Based on an internal calculation, the property damage related amount of the settlement was applied first to offset the previously established insurance accounts receivable and then as a reduction to the appropriate capital and expense categories. The receipt of these amounts in the fourth quarter of 2006 is also expected to result in a benefit of $7.7 million for the portion of the above referenced settlement, which we have determined to be non-property damage related claims, based on internal calculations.

         Bank Credit Facility. We had no borrowings under our bank credit facility at September 30, 2006 and December 31, 2005. Our bank credit facility at September 30, 2006 consisted of a $400.0 million revolving line of credit with a $250.0 million borrowing base. The borrowing base is re-determined at least every six months and was reaffirmed by our bank group at $250.0 million, effective October 2, 2006. On October 2, 2006, we increased our revolving line of credit by $100.0 million, to $500.0 million, and extended the expiration date by roughly three years to October 3, 2011. Also, on October 2, 2006, we requested that the commitment amount with our bank be increased to $250 million from $150 million. We can increase this commitment amount to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. Our revolving credit facility includes, among other restrictions that changed somewhat as the facility was renewed and extended, requirements to maintain certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

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

         Debt Maturities. Our credit facility extends until October 3, 2011. Our $150.0 million of 7-5/8% senior notes mature July 15, 2011, and our $200.0 million of 9-3/8% senior subordinated notes mature May 1, 2012.

         Working Capital. Our working capital improved from a surplus of $16.6 million at December 31, 2005, to a surplus of $94.8 million at September 30, 2006. The improvement primarily resulted from an increase in cash balances, and an increase in our accounts receivable balances, partially offset by an increase in accrued capital costs due to an increase in our drilling and facility construction activities from year-end 2005 levels.

         Capital Expenditures. In the first nine months of 2006, we relied upon our net cash provided by operating activities of $310.7 million and proceeds from the sale of property and equipment of $20.3 million to fund capital expenditures of $291.3 million. Our total capital expenditures of approximately $291.3 million in the first nine months of 2006 included:

           Domestic expenditures of $244.0 million as follows:

           o $189.4 million for drilling and developmental activity costs, predominantly in our South Louisiana and AWP areas;

           o $43.6 million of domestic prospect costs, principally related to seismic activities, prospect leasehold, and geological costs of unproved prospects;

           o $11.0 million primarily for leasehold improvements in our Houston office, software, computer equipment, vehicles, furniture, and fixtures;

           New Zealand expenditures of $47.3 million as follows:

           o $39.1 million for drilling, developmental activity, and gas processing plant costs;

           o $7.8 million on prospect costs and geological costs of unproved properties;

           o and $0.4 million for computer equipment, software, furniture, and fixtures.

         We successfully completed 35 of 49 wells in the first nine months of 2006, for a success rate of 71%. Domestically, we completed 32 of 42 wells for a success rate of 76%. A total of 17 wells were drilled in the Lake Washington area, of which 15 were completed, and 17 wells were drilled in the AWP Olmos area, of which 11 were completed. Six additional wells were drilled successfully, three in Cote Blanche Island and one each in Bay de Chene, South Bearhead Creek, and Brookeland. In Alaska, we drilled an unsuccessful exploratory well. In New Zealand, we drilled four development wells, three of which were completed, and drilled three unsuccessful exploratory wells.

         Our current 2006 capital expenditure budget for our drilling and operations was increased to $391 to $415 million. We expect to spend an additional $155 to $161 million on the South Louisiana acquisition and the South Bearhead Creek acquisition of interests, net of approximately $20 to $25 million in dispositions. The $20 to $25 million of dispositions relate

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


      to non-core properties and is inclusive of the $20 million sale of our minority interest in the Brookeland and Masters Creek natural gas processing plants. Approximately 85% of the 2006 budget is targeted for domestic activities, with about 15% planned for activities in New Zealand. We plan to spend $250 to $270 million in our South Louisiana region, which includes Lake Washington, Bay de Chene and Cote Blanche Island. We expect that our 2006 capital expenditures to approximate our cash flows provided from operating activities during 2006, as was the case in 2005. Our acquisitions are not budgeted and are being funded through cash on hand, cash flow and bank borrowings. For 2006, we have increased our production growth target to 70 to 71 Bcfe, from the previous range of 68 to 70.5 Bcfe and maintained our 5% to 8% targeted increase for proved reserves, over the 2005 levels.

         For the last three months of 2006, we expect to make capital expenditures of approximately $282 to $314 million, which includes property acquisitions of $174 to $179 million. These estimated 2006 amounts include an increase due to higher drilling and services costs over prior year levels. Capital expenditures for 2005 totaled $236 million.

         Our 2006 capital expenditures continue to be focused on developing and producing long-lived reserves in South Louisiana, AWP Olmos, Rimu/Kauri, and TAWN areas, along with property acquisitions in the South Louisiana area. We expect our 2006 total production to increase over 2005 levels, primarily from our South Louisiana area. Our production in the AWP Olmos area is expected to remain relatively flat. We expect production in our other core areas to decrease as a limited amount of new drilling is currently budgeted to offset the natural production decline of these properties.

         In New Zealand, we signed a natural gas supply agreement in July 2006 that covers production from our Rimu and Kauri wells until December 31, 2009. The benefits of the new agreement are to increase our sales price from the current price, termination of our existing sales agreements which called for lower sales prices on our natural gas production, and the ability to separately market production from new Rimu/Kauri wells with our purchaser retaining a right of first negotiation.

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

         In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined what, if any, impact this interpretation will have on its financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes, according to reliability, the methods and inputs used in valuations. SFAS No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS No. 157 are effective for us in the first quarter 2008. The Company has not yet determined what impact, if any, this Interpretation will have on its financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
                      SWIFT ENERGY COMPANY AND SUBSIDIARIES


                           Forward Looking Statements

         The statements contained in this report that are not historical facts are forward-looking statements as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements may pertain to, among other things, financial results, capital expenditures, drilling activity, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "future," "estimate," "expect," "budget," "predict," "anticipate," "projected," "should," "believe" or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions, upon current market conditions, and upon engineering and geologic information available at this time, and is subject to change and to a number of risks and uncertainties, and therefore, actual results may differ materially. Among the factors that could cause actual results to differ materially are the uncertainty of finding, replacing, developing or acquiring reserves; fluctuations in crude oil, natural gas and natural gas liquids prices or demand; adequate availability of skilled personnel, services and supplies; the uncertainty of drilling results; potential failure or delays in achieving reserve or production levels from existing and future oil and gas development projects due to operating hazards, drilling risks and the inherent uncertainties in predicting oil and gas reserves and oil and gas reservoir performance; requirements for capital; general economic conditions; changes in geologic or engineering information; changes in market conditions; competition and government regulations; as well as the risks and uncertainties discussed herein, and set forth from time to time in our other public reports, filings and public statements. Also, because of the volatility in oil and gas prices and other factors, interim results are not necessarily indicative of those for a full year.

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

      oPrice Floors - At September 30, 2006, we had in place price floors in effect through the December 2006 contract month for oil, which are expected to cover approximately 45% to 50% of our domestic oil production for October 2006 through December 2006. The oil floors cover notional volumes of 900,000 barrels, and expire at various dates from October 2006 to December 2006, with a weighted average floor price of $63.77 per barrel.

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


      Interest Rate Risk

         Our Senior Notes due 2011 and Senior Subordinated Notes due 2012 have fixed interest rates; consequently we are not exposed to cash flow risk from market interest rate changes on these notes. However, there is a risk that market rates will decline and the required interest payments on our Senior Notes and Senior Subordinated Notes may exceed those payments based on the current market rate. At September 30, 2006, we had no borrowings under our credit facility, which is subject to floating rates and therefore susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 83 basis points and would not have a material adverse effect on our 2006 cash flows based on this same level or a modest level of borrowing.

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

Internal Control Over Financial Reporting

      There was no change in our internal control over financial reporting during the first nine months of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Item 5.       Other Information.

None.

Item 6.        Exhibits.

                 10.1* Third Amendment to First Amended and Restated Credit Agreement, effective as of October 2, 2006.

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


                                         SWIFT ENERGY COMPANY
                                           (Registrant)


Date:     November 3, 2006               By:       (original signed by)
      ------------------------               ----------------------------------
                                         Alton D. Heckaman, Jr.
                                         Executive Vice President &
                                         Chief Financial Officer







Date:     November 3, 2006               By:       (original signed by)
      -----------------------                ----------------------------------
                                         David W. Wesson
                                         Controller &
                                         Principal Accounting Officer

                                                                   Exhibit 31.1

                                  CERTIFICATION

I, Terry E. Swift, certify that:


1. I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2006, of Swift Energy Company;


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





Date: November 3, 2006





                                                    /s/ Terry E. Swift
                                        ----------------------------------------

                                                      Terry E. Swift
                                                  Chairman of the Board &
                                                  Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Alton D. Heckaman, Jr., certify that:


1. I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2006, of Swift Energy Company;


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





Date: November 3, 2006




                                              /s/ Alton D. Heckaman Jr.
                                        ----------------------------------------
                                                Alton D. Heckaman, Jr.
                                             Executive Vice President &
                                               Chief Financial Officer

                                                                      Exhibit 32



      Certification of Chief Executive Officer and Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      In connection with the accompanying Quarterly Report on Form 10-Q for the period ended September 30, 2006 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on November 3, 2006, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


Dated:  November 3, 2006
                                              /s/ Alton D. Heckaman, Jr.
                                        ----------------------------------------
                                                Alton D. Heckaman, Jr.
                                             Executive Vice President &
                                              Chief Financial Officer




Dated:  November 3, 2006
                                                /s/ Terry E. Swift
                                        ----------------------------------------
                                                   Terry E. Swift
                                               Chairman of the Board &
                                               Chief Executive Officer

                  THIRD AMENDMENT TO FIRST AMENDED AND RESTATED
                                CREDIT AGREEMENT

                                      AMONG

                              SWIFT ENERGY COMPANY
                           SWIFT ENERGY OPERATING, LLC
                                   AS BORROWER

                            JPMORGAN CHASE BANK, N.A.
                             AS ADMINISTRATIVE AGENT

                 WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION
                              AS SYNDICATION AGENT

                                   BNP PARIBAS
                              AS SYNDICATION AGENT

                             CALYON NEW YORK BRANCH
                             AS DOCUMENTATION AGENT

                                SOCIETE GENERALE
                             AS DOCUMENTATION AGENT

                                       AND

                          THE LENDERS SIGNATORY HERETO

                                       AND
                          J.P. MORGAN SECURITIES, INC.
                   AS SOLE LEAD ARRANGER AND SOLE BOOK RUNNER

                         Effective as of October 2, 2006
                       ----------------------------------

                 Revolving Line of Credit of up to $500,000,000
                        with Letter of Credit Subfacility
                       -----------------------------------

                                TABLE OF CONTENTS

                                                                    PAGE


ARTICLE I         DEFINITIONS.........................................1

   1.01           Terms Defined Above.................................1
   1.02           Terms Defined in Agreement..........................1
   1.03           References..........................................1
   1.04           Articles and Sections...............................2
   1.05           Number and Gender...................................2

ARTICLE II AMENDMENTS.................................................2

   2.01           Amendment of Section 1.2............................2
   2.02           Amendment of Section 2.11(a)........................3
   2.03           Amendment of Section 2.12...........................3
   2.04           Amendment of Section 2.14...........................3
   2.05           Amendment of Section 6.1............................4
   2.06           Amendment of Section 6.2............................4
   2.07           Amendment of Section 6.4............................4
   2.08           Amendment of Section 6.5............................4
   2.09           Amendment of Section 6.8(h).........................4
   2.10           Amendment of Exhibit I..............................4
   2.11           Amendment of Exhibit V..............................5
   2.12           Amendment of Exhibit VIII...........................5
   2.13           Amendment of Exhibit X..............................5

ARTICLE III CONDITIONS................................................5

   3.01           Receipt of Documents................................5
   3.02           Accuracy of Representations and Warranties..........6
   3.03           Matters Satisfactory to Lenders.....................6

ARTICLE IV REPRESENTATIONS AND WARRANTIES.............................6


ARTICLE V RATIFICATION................................................6


ARTICLE VI MISCELLANEOUS..............................................6

   6.01           Scope of Amendment..................................6
   6.02           Agreement as Amended................................6
   6.03           Parties in Interest.................................6
   6.04           Rights of Third Parties.............................6
   6.05           ENTIRE AGREEMENT....................................6
   6.06           JURISDICTION AND VENUE..............................7

Exhibit I         -........Form of Promissory Note
Exhibit V         -........Facility Amounts
Exhibit VIII      -........Subsidiaries and Partnerships
Exhibit X         -........Pricing Schedule

                      THIRD AMENDMENT TO FIRST AMENDED AND
                            RESTATED CREDIT AGREEMENT


      This THIRD AMENDMENT TO FIRST AMENDED AND RESTATED CREDIT AGREEMENT (this "Third Amendment") is made and entered into effective as of October 2, 2006, by and among SWIFT ENERGY COMPANY, a Texas corporation, and SWIFT ENERGY OPERATING, LLC, a Texas limited liability company, (collectively the "Borrower"), each lender that is a signatory hereto or becomes a signatory hereto as provided in
Section 9.1 of the Credit Agreement (individually, together with its successors and assigns, a "Lender" and, collectively, together with their respective successors and assigns, the "Lenders"), and JPMORGAN CHASE BANK, N.A., (successor by merger to Bank One, NA (Main Office Chicago)), a national banking association, as Administrative Agent for the Lenders (in such capacity, together with its successors in such capacity pursuant to the terms hereof, the "Administrative Agent"), J.P. MORGAN SECURITIES, INC. as Sole Lead Arranger and Sole Book Runner, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Syndication Agent, BNP PARIBAS, as Syndication Agent, CALYON NEW YORK BRANCH as Documentation Agent and SOCIETE GENERALE as Documentation Agent.

                               W I T N E S S E T H

      WHEREAS, SWIFT ENERGY COMPANY, a Texas corporation prior to merging ("Old Swift") into Swift Energy Operating, LLC ("Operating"), was the Borrower in the First Amended and Restated Credit Agreement dated June 29, 2004, as amended by First Amendment to First Amended and Restated Credit Agreement dated October 21, 2005, and as further amended by Second Amendment to First Amended and Restated Credit Agreement dated December 28, 2005 (the "Agreement") to reflect that Operating and the newly formed parent holding company, Swift Energy Company, a Texas corporation ("Swift") were the parties to the credit agreement, to which reference is made for all purposes;

      NOW, THEREFORE, in consideration of the mutual covenants and agreements of the parties to the Agreement, as set forth therein, and the mutual covenants and agreements of the parties hereto, as set forth in this Third Amendment, the parties hereto agree as follows:

                                    ARTICLE I
                                   DEFINITIONS

1.01.....Terms Defined Above. As used herein, each of the terms "Administrative
Agent," "Agreement," "Borrower," "Lender" "Lenders" and "Third Amendment" shall have the meaning assigned to such term hereinabove.

1.02.....Terms Defined in Agreement. As used herein, each term defined in the
Agreement shall have the meaning assigned thereto in the Agreement, unless expressly provided herein to the contrary.

1.03.....References. References in this Third Amendment to Article or Section numbers shall be to Articles and Sections of this Third Amendment, unless expressly stated herein to the contrary. References in this Third Amendment to "hereby," "herein," hereinafter," hereinabove," "hereinbelow," "hereof," and "hereunder" shall be to this Third Amendment in its entirety and not only to the particular Article or Section in which such reference appears.

1.04.....Articles and Sections. This Third Amendment, for convenience only, has been divided into Articles and Sections and it is understood that the rights, powers, privileges, duties, and other legal relations of the parties hereto shall be determined from this Third Amendment as an entirety and without regard to such division into Articles and Sections and without regard to headings prefixed to such Articles and Sections.

1.05.....Number and Gender. Whenever the context requires, reference herein made to the single number shall be understood to include the plural and likewise the plural shall be understood to include the singular. Words denoting sex shall be construed to include the masculine, feminine, and neuter, when such construction is appropriate, and specific enumeration shall not exclude the general, but shall be construed as cumulative. Definitions of terms defined in the singular and plural shall be equally applicable to the plural or singular, as the case may be.

                                   ARTICLE II
                                   AMENDMENTS

         The Borrower, Administrative Agent and the Lenders hereby amend the Agreement in the following particulars:

2.01.....Amendment of Section 1.2.  Section 1.2 of the Agreement is hereby amended as follows:

                  The following definitions are amended or deleted as follows:

                  "Base Rate" shall be deleted and replaced by "Prime Rate".

                  "Controlled Foreign Subsidiaries" shall mean Swift Energy New Zealand Limited, Swift Energy Canada, Ltd. and Southern Petroleum (New Zealand) Exploration Limited.

                  "Final Maturity" shall mean October 3, 2011.

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

                  "Prime Rate" shall mean the rate of interest per annum announced from time to time by the Administrative Agent as its Prime Rate. The Prime Rate is a variable rate and each change in the Prime Rate is effective from and including the date the change is announced as being effective. THE PRIME RATE IS A REFERENCE RATE AND MAY NOT BE THE ADMINISTRATIVE AGENT'S LOWEST RATE.

2.02 Amendment of Section 2.11(a). Section 2.11(a) of the Agreement is amended to read as follows:

                  "2.11 Borrowing Base Determinations (a) The Borrowing Base as of October 2, 2006, is acknowledged by the Borrower and the Lenders to be $250,000,000."

2.03 Amendment of Section 2.12. The second paragraph of Section 2.12 of the Agreement shall be amended to read as follows:

                  "2.12  Mandatory Prepayments.  ....

                  "If at any time and from time to time, there are no outstanding amounts due and owing under this Agreement, Borrower shall be entitled to sell Oil and Gas Properties which are part of the Borrowing Base and retain the sales proceeds therefrom without the consent of the Lenders, but subject to a reduction in the then existing Borrowing Base by the amount of the Release Price (as hereinafter defined) for such properties. Upon the sale of any Oil and Gas Properties which are part of the Borrowing Base in excess of 10% of the Borrowing Base amount during any fiscal year while there are amounts due and owing under this Agreement (no such sale will be permitted without the prior written consent of the Required Lenders), the Borrower will immediately make a prepayment of principal on the loans equal to, and the Borrowing Base will be automatically reduced by, an amount equal to 100% of the Release Price of the sold properties. The term "Release Price" means the price determined by the Required Lenders in their discretion based upon the loan value of the Oil and Gas Properties being sold by the Borrower that the Required Lenders in their discretion (using such methodology, assumptions and discount rates as such Lender's customarily use in assigning loan value to Oil and Gas Properties) assign to such oil and gas properties as of the time in question."

2.04 Amendment of Section 2.14. Section 2.14 of the Agreement is hereby amended to read as follows:

                  "2.14 Commitment Amount. The Commitment Amount as of October 2, 2006, is $250,000,000. The Commitment Amount may be reduced by the Borrower, in multiples of $10,000,000, upon three Business Days' prior written notice to the Administrative Agent but not more than two times in any fiscal year. At any time after the Closing Date, and so long as no Default or Event of Default has occurred and is continuing, Borrower shall have the right (without the consent of any Lender(s)) to increase the Commitment Amount to an aggregate amount of up to the then current Borrowing Base, provided that (i) each Lender shall be offered a pro rata share of any increase, (ii) no Lender's commitment shall be increased without its consent, and (iii) if needed, other eligible institutions may become Lenders to accommodate an increase."

2.05 Amendment of Section 6.1. Section 6.1 of the Agreement is hereby amended to read as follows by adding (l):

                  "6.1     Indebtedness;   Contingent   Obligations.   ....,
                  and (l) amounts applicable to Controlled Foreign
                  Subsidiaries."

2.06 Amendment of Section 6.2. Section 6.2 of the Agreement is hereby amended to change (g) and add (h) as follows:

                  "6.2 Loans or Advances. .... (g) loans or advances to wholly owned Subsidiaries, not including Controlled Foreign Subsidiaries, for Oil and Gas related investments in an amount not to exceed $5,000,000 in the aggregate unless such Subsidiary has provided a guaranty hereunder, or (h) loans or advances to Controlled Foreign Subsidiaries to the extent otherwise permitted under Section 6.8(h)."

2.07 Amendment of Section 6.4. Section 6.4 of the Agreement is hereby amended to change $25,000,000 to $50,000,000. The remainder of Section 6.4 shall not be changed.

2.08 Amendment of Section 6.5. Section 6.5 of the Agreement is hereby amended to read as follows:

                  "6.5 Dividends and Distributions. Declare, pay or make, whether in cash or other Property, any dividend or distribution on any share of any class of its capital stock other than cash dividends not exceeding $15,000,000 in any fiscal year, provided that both before and after giving effect to any such distribution there shall exist no Default or Event of Default, and dividends paid in capital stock of the Borrower; or purchase, redeem or otherwise acquire, directly or indirectly, for value or set apart in any way for redemption, retirement or other acquisition, directly or indirectly, any of its stock now or hereafter outstanding; return any capital to its stockholders; or make any distribution (whether by reduction of capital or otherwise) of its assets to its stockholders. Provided, however, the Borrower may acquire of its common stock after the Closing Date having a fair market value at the time of Acquisition not to exceed in the aggregate $50,000,000."

2.09 Amendment of Section 6.8(h). Section 6.8(h) of the Agreement is hereby amended to read as follows:

                  "6.8     Investments.  .... and (h)  Future  Net  Investments
                  in New Zealand which may not exceed 10% of the Borrowing Base amount per year."

2.10 Amendment of Exhibit I. Exhibit I, i.e. the "Form of Promissory Note" shall be as set forth on Exhibit I to this Third Amendment to First Amended and Restated Credit Agreement.

2.11 Amendment of Exhibit V. Exhibit V, i.e., "Facility Amounts" shall be as set forth on Exhibit V of this Third Amendment to First Amended and Restated Credit Agreement.

2.12 Amendment of Exhibit VIII. Exhibit VIII, i.e. "Subsidiaries and Partnerships" shall be as set forth on Exhibit VIII to this Third Amendment to First Amended and Restated Credit Agreement.

2.13 Amendment of Exhibit X. Exhibit X, i.e., "Pricing Schedule" shall be as set forth on Exhibit X to this Third Amendment to First Amended and Restated Credit Agreement.

                                  ARTICLE III
                                   CONDITIONS

         The obligation of the Lenders to amend the Agreement as provided herein is subject to the fulfillment of the following conditions precedent:

3.01 Receipt of Documents. The Lenders shall have received, reviewed, and approved the following documents and other items, appropriately executed when necessary and in form and substance satisfactory to the Lenders:

(a) multiple counterparts of this Third Amendment, as requested by the Lender;

(b)      the Notes;

(c)      Ratification of and Amendment to Act of Mortgage and Security
         Agreement;

(d) Ratification of and Amendment to Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Production;

(e) a certificate of incumbency, including specimen signatures of all officers or other representatives of the Borrower who are authorized to execute Loan Documents on behalf of the Borrower, such certificate being executed by the secretary or an assistant secretary or another authorized representative of the Borrower;
(f) copies of resolutions of the Borrower, adopted by the board of directors of the Borrower approving the Loan Documents to which the Borrower is a party and authorizing the transactions contemplated herein and therein, accompanied by a certificate dated the Closing Date issued by the secretary or assistant secretary or another authorized representative of the Borrower to the effect that such copies are true and correct copies of resolutions duly adopted and that such resolutions constitute all the resolutions adopted with respect to such transactions, have not been amended, modified, or rescinded in any respect, and are in full force and effect as of the date of such certificate; and

(g) such other agreements, documents, items, instruments, opinions, certificates, waivers, consents, and evidence as the Administrative Agent may reasonably request.

3.02 Accuracy of Representations and Warranties. The representations and warranties contained in Article IV of the Agreement and this Third Amendment shall be true and correct.

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

                                   ARTICLE V
                                  RATIFICATION

         Each of the parties hereto does hereby adopt, ratify, and confirm the Agreement and the other Loan Documents, in all things in accordance with the terms and provisions thereof, as amended by this Third Amendment.

                                   ARTICLE VI
                                  MISCELLANEOUS

6.01 Scope of Amendment. The scope of this Third Amendment is expressly limited to the matters addressed herein and this Third Amendment shall not operate as a waiver of any past, present, or future breach, Default, or Event of Default under the Agreement except to the extent, if any, that any such breach, Default, or Event of Default is remedied by the effect of this Third Amendment.

6.02 Agreement as Amended. All references to the Agreement in any document heretofore or hereafter executed in connection with the transactions contemplated in the Agreement shall be deemed to refer to the Agreement as amended by this Third Amendment.

6.03 Parties in Interest. All provisions of this Third Amendment shall be binding upon and shall inure to the benefit of the Borrower, the Administrative Agent and the Lenders and their respective successors and assigns.

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

6.05 ENTIRE AGREEMENT. THIS THIRD AMENDMENT CONSTITUTES THE ENTIRE AGREEMENT BETWEEN THE PARTIES HERETO WITH RESPECT TO THE SUBJECT HEREOF AND SUPERSEDES ANY PRIOR AGREEMENT, WHETHER WRITTEN OR ORAL, BETWEEN SUCH PARTIES REGARDING THE SUBJECT HEREOF. FURTHERMORE IN THIS REGARD, THIS THIRD AMENDMENT, THE AGREEMENT, THE NOTE, THE SECURITY INSTRUMENTS, AND THE OTHER WRITTEN DOCUMENTS REFERRED TO IN THE AGREEMENT OR EXECUTED IN CONNECTION WITH OR AS SECURITY FOR THE NOTES REPRESENT, COLLECTIVELY, THE FINAL AGREEMENT AMONG THE PARTIES THERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.

6.06 JURISDICTION AND VENUE. ALL ACTIONS OR PROCEEDINGS WITH RESPECT TO, ARISING DIRECTLY OR INDIRECTLY IN CONNECTION WITH, OUT OF, RELATED TO, OR FROM THIS THIRD AMENDMENT, THE AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE LITIGATED IN COURTS HAVING SITUS IN HARRIS COUNTY, TEXAS. EACH OF THE BORROWER, THE ADMINISTRATIVE AGENT AND THE LENDERS HEREBY SUBMITS TO THE JURISDICTION OF ANY LOCAL, STATE, OR FEDERAL COURT LOCATED IN HARRIS COUNTY, TEXAS, AND HEREBY WAIVES ANY RIGHTS IT MAY HAVE TO TRANSFER OR CHANGE THE JURISDICTION OR VENUE OF ANY LITIGATION BROUGHT AGAINST IT BY THE BORROWER, THE ADMINISTRATIVE AGENT OR THE LENDERS IN ACCORDANCE WITH THIS SECTION.

         IN WITNESS WHEREOF, this Agreement is executed effective as of the date first above written.

                                    BORROWER:

                                    SWIFT ENERGY COMPANY



                                    By:-------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer



                                    By:-------------------------------------
                                             Adrian D. Shelley
                                             Treasurer



                           SWIFT ENERGY OPERATING, LLC



                                    By:-------------------------------------
                                             Alton D. Heckaman, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer



                                    By:-------------------------------------
                                             Adrian D. Shelley
                                             Treasurer
Address for Notices:
Swift Energy Company
Swift Energy Operating, LLC
16825 Northchase Drive, Suite 400
Houston, Texas  77060
Attention:  Alton D. Heckaman, Jr.
Telecopy:  (281) 874-2701

                       (Signatures Continued on Next Page)

                        ADMINISTRATIVE AGENT AND LENDER:

                                    JPMORGAN CHASE BANK, N.A., (successor by merger to Bank One, NA (Main Office Chicago)



                                    By:-------------------------------------
                                             Charles Kingswell-Smith
                                             Managing Director
Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

10 South Dearborn, Floor 19
Chicago, Illinois  60603


Address for Notices:

600 Travis, 20th Floor
Houston, Texas  77002
Attention: Charles Kingswell-Smith
Telecopy:  (713) 216-7770






                       (Signatures Continued on Next Page)

                                    LENDER

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

565 Fifth Avenue
New York, New York 10017
Attention: Shirley Vargas
Telecopy: 212-479-2807

Address for Notices:
1021 Main Street, Suite 1370
Houston, Texas 77002
Attention: Richard Butler
Telecopy: 713-651-9714

                       (Signatures Continued on Next Page)

                                    LENDER:

                                    NATEXIS BANQUES POPULAIRES



                                   By:
                                      --------------------------------------
                                   Printed Name:
                                                ----------------------------
                                   Title:
                                         -----------------------------------




                                   By:
                                      --------------------------------------
                                   Printed Name:
                                                ----------------------------
                                   Title:
                                         -----------------------------------




Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

333 Clay Street, Suite 4340
Houston, Texas  77002
Attention: Donovan Broussard


Address for Notices:

..........
..........
..........
Attention:.........
Telecopy:..........





                       (Signatures Continued on Next Page)

                                   LENDER:

                                   COMPASS BANK



                                   By:
                                      --------------------------------------
                                   Printed Name:
                                                ----------------------------
                                   Title:
                                         -----------------------------------


Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:


-------------------------------

Address for Notices:

-------------------------------






                       (Signatures Continued on Next Page)

                         DOCUMENTATION AGENT AND LENDER:





                                    SOCIETE GENERALE



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
Attention: Arlene Tellerman
Telephone: 212-278-6086
Telecopy: 212-278-7490


Address for Notices:

1111 Bagby, Suite 2020
Houston, TX 77002
Attention: Mr. Jason Henderson
             Ms. Elena Robciuc
Telecopy: 713-650-0824






                       (Signatures Continued on Next Page)

                         DOCUMENTATION AGENT AND LENDER:





                                    CALYON NEW YORK BRANCH



                                    By:
                                       -------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Title:
                                          ----------------------------------



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

with a copy to:

1301 Travis, Suite 2100
Houston, Texas 77002
Attention: Tom Byargeon

Address for Notices:

1301 Avenue of the Americas, 15th Floor
New York, New York 10019
Attn: Loan Administration Department

with a copy to:

1301 Travis, Suite 2100
Houston, TX 77002
Attention: Tom Byargeon
Telecopy: 713-751-0307



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
Attention: Chris Carter






                       (Signatures Continued on Next Page)

                          SYNDICATION AGENT AND LENDER:




                                    BNP PARIBAS



                                    By:
                                       -------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Title:
                                          ----------------------------------




Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Loans:

..........
..........
..........
Attention:.........


Address for Notices:

 .........
 .........
 .........
Attention:.........
Telecopy: .........





                       (Signatures Continued on Next Page)

                                    LENDER:

                                    COMERICA BANK



                                    By:
                                       -------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Title:
                                          ----------------------------------




Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

39200 Six Mile Road
Livonia, Michigan  48152
Attention: Jeffrey Zelenka
Telecopy: 734-632-2993


Address for Notices:

910 Louisiana, Suite 410
Houston, Texas  77002
Attention:  Huma Vadgama
Telecopy: 713-220-5651





                       (Signatures Continued on Next Page)

                         LENDER:

                         AMEGY BANK NATIONAL ASSOCIATION



                                    By:
                                       -------------------------------------
                                             Kenneth R. Batson, III
                                             Vice President, Energy Lending



Applicable Lending Office
for Alternative Base Rate Loans and
Eurodollar Rate Loans:

AMEGY BANK NATIONAL ASSOCIATION
Attention: Dana Chargois


Address for Notices:

P.O. Box 27459
Houston, Texas 77227
Attention: Dana Chargois Telecopy:
713-693-7467

                                    EXHIBIT I

                                 PROMISSORY NOTE

$66,616,161.82                    Houston, Texas                 October 2, 2006

      FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of JPMORGAN CHASE BANK, N.A. ("Payee"), at the banking quarters of JPMorgan Chase Bank, N.A., in Houston, Harris County, Texas, the sum of SIXTY-SIX MILLION SIX HUNDRED SIXTEEN THOUSAND ONE HUNDRED SIXTY-ONE AND 82/100 ($66,616,161.82), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

      Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

      This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement and is a substitution for and supersedes the Note dated December 28, 2005 and all other prior Notes under this Agreement.

      This Note shall be governed and controlled by the laws of the State of Texas (without giving effect to the principles thereof relating to conflicts of law); provided, however, that CHAPTER 345 OF THE TEXAS FINANCE CODE (which regulates certain revolving credit loan accounts and revolving triparty accounts) shall not apply to this Note.

                                         SWIFT ENERGY COMPANY

                                         By:
                                                  Alton D. Heckaman, Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                         By:
                                                  Adrian D. Shelley
                                                  Treasurer

                           [Page One of Two Page Note]

                                         SWIFT ENERGY OPERATING, LLC


                                         By:
                                                  Alton D. Heckaman, Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                         By:
                                                  Adrian D. Shelley
                                                  Treasurer






                           [Page Two of Two Page Note]

                                    EXHIBIT I
                                 PROMISSORY NOTE
$66,616,161.82                    Houston, Texas                 October 2, 2006

      FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of CALYON NEW YORK BRANCH ("Payee"), at the banking quarters of JPMorgan Chase Bank, N.A., in Houston, Harris County, Texas, the sum of SIXTY-SIX MILLION SIX HUNDRED SIXTEEN THOUSAND ONE HUNDRED SIXTY-ONE AND 82/100 ($66,616,161.82), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

      Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

      This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement and is a substitution for and supersedes the Note dated December 28, 2005 and all other prior Notes under this Agreement.

      This Note shall be governed and controlled by the laws of the State of Texas (without giving effect to the principles thereof relating to conflicts of law); provided, however, that CHAPTER 345 OF THE TEXAS FINANCE CODE (which regulates certain revolving credit loan accounts and revolving triparty accounts) shall not apply to this Note.

                                      SWIFT ENERGY COMPANY

                                      By:
                                               Alton D. Heckaman, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer

                                      By:
                                               Adrian D. Shelley
                                               Treasurer


                           [Page One of Two Page Note]

                                      SWIFT ENERGY OPERATING, LLC

                                      By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                      By:
                                              Adrian D. Shelley
                                              Treasurer






                           [Page Two of Two Page Note]

                                    EXHIBIT I
                                 PROMISSORY NOTE
$66,616,161.82                     Houston, Texas                October 2, 2006

      FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of SOCIETE GENERALE ("Payee"), at the banking quarters of JPMorgan Chase Bank, N.A., in Houston, Harris County, Texas, the sum of SIXTY-SIX MILLION SIX HUNDRED SIXTEEN THOUSAND ONE HUNDRED SIXTY-ONE AND 82/100 ($66,616,161.82), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

      Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

      This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement and is a substitution for and supersedes the Note dated December 28, 2005 and all other prior Notes under this Agreement.

      This Note shall be governed and controlled by the laws of the State of Texas (without giving effect to the principles thereof relating to conflicts of law); provided, however, that CHAPTER 345 OF THE TEXAS FINANCE CODE (which regulates certain revolving credit loan accounts and revolving triparty accounts) shall not apply to this Note.

                                     SWIFT ENERGY COMPANY

                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer


                           [Page One of Two Page Note]

                                     SWIFT ENERGY OPERATING, LLC

                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer





                           [Page Two of Two Page Note]

                                    EXHIBIT I
                                 PROMISSORY NOTE
$63,636,363.62                    Houston, Texas                October 2, 2006

      FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of WELLS FARGO BANK, NATIONAL ASSOCIATION ("Payee"), at the banking quarters of JPMorgan Chase Bank, N.A., in Houston, Harris County, Texas, the sum of SIXTY-THREE MILLION SIX HUNDRED THIRTY-SIX THOUSAND, THREE HUNDRED SIXTY-THREE AND 62/100 ($63,636,363.62), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

      Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

      This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement and is a substitution for and supersedes the Note dated December 28, 2005 and all other prior Notes under this Agreement.

      This Note shall be governed and controlled by the laws of the State of Texas (without giving effect to the principles thereof relating to conflicts of law); provided, however, that CHAPTER 345 OF THE TEXAS FINANCE CODE (which regulates certain revolving credit loan accounts and revolving triparty accounts) shall not apply to this Note.

                                     SWIFT ENERGY COMPANY

                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer


                           [Page One of Two Page Note]

                                     SWIFT ENERGY OPERATING, LLC


                                      By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer





                           [Page Two of Two Page Note]

                                    EXHIBIT I
                                 PROMISSORY NOTE
$60,000,000.00                   Houston, Texas                 October 2, 2006

      FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BANK OF SCOTLAND ("Payee"), at the banking quarters of JPMorgan Chase Bank, N.A., in Houston, Harris County, Texas, the sum of SIXTY MILLION AND 00/100 ($60,000,000.00), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

      Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

      This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement and is a substitution for and supersedes the Note dated December 28, 2005 and all other prior Notes under this Agreement.

      This Note shall be governed and controlled by the laws of the State of Texas (without giving effect to the principles thereof relating to conflicts of law); provided, however, that CHAPTER 345 OF THE TEXAS FINANCE CODE (which regulates certain revolving credit loan accounts and revolving triparty accounts) shall not apply to this Note.

                                     SWIFT ENERGY COMPANY

                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer

                           [Page One of Two Page Note]

                                     SWIFT ENERGY OPERATING, LLC


                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer







                           [Page Two of Two Page Note]

                                    EXHIBIT I
                                 PROMISSORY NOTE

$29,166,666.36                  Houston, Texas              October 2, 2006

      FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of NATEXIS BANQUES POPULAIRES ("Payee"), at the banking quarters of JPMorgan Chase Bank, N.A., in Houston, Harris County, Texas, the sum of TWENTY-NINE MILLION ONE HUNDRED SIXTY-SIX THOUSAND SIX HUNDRED SIXTY-SIX AND 36/100 ($29,166,666.36), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

      Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

      This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement and is a substitution for and supersedes the Note dated December 28, 2005 and all other prior Notes under this Agreement.

      This Note shall be governed and controlled by the laws of the State of Texas (without giving effect to the principles thereof relating to conflicts of law); provided, however, that CHAPTER 345 OF THE TEXAS FINANCE CODE (which regulates certain revolving credit loan accounts and revolving triparty accounts) shall not apply to this Note.

                                     SWIFT ENERGY COMPANY

                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer

                           [Page One of Two Page Note]

                                     SWIFT ENERGY OPERATING, LLC


                                    By:
                                             Alton D. Heckaman, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer

                                    By:
                                             Adrian D. Shelley
                                             Treasurer







                           [Page Two of Two Page Note]

                                    EXHIBIT I
                                 PROMISSORY NOTE
$29,166,666.36                    Houston, Texas               October 2, 2006

      FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of COMPASS BANK ("Payee"), at the banking quarters of JPMorgan Chase Bank, N.A., in Houston, Harris County, Texas, the sum of TWENTY-NINE MILLION ONE HUNDRED SIXTY-SIX THOUSAND SIX HUNDRED SIXTY-SIX AND 36/100 ($29,166,666.36), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

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

                                     SWIFT ENERGY COMPANY


                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                             Treasurer





                           [Page One of Two Page Note]

                                      SWIFT ENERGY OPERATING, LLC

                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer





                           [Page Two of Two Page Note]

                                    EXHIBIT I
                                 PROMISSORY NOTE
$54,545,454.52                    Houston, Texas               October 2, 2006

      FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of BNP PARIBAS ("Payee"), at the banking quarters of JPMorgan Chase Bank, N.A., in Houston, Harris County, Texas, the sum of FIFTY-FOUR MILLION FIVE HUNDRED FORTY-FIVE THOUSAND FOUR HUNDRED FIFTY-FOUR AND 52/100 ($54,545,454.52), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

      Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

      This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement and is a substitution for and supersedes the Note dated December 28, 2005 and all other prior Notes under this Agreement.

      This Note shall be governed and controlled by the laws of the State of Texas (without giving effect to the principles thereof relating to conflicts of law); provided, however, that CHAPTER 345 OF THE TEXAS FINANCE CODE (which regulates certain revolving credit loan accounts and revolving triparty accounts) shall not apply to this Note.

                                     SWIFT ENERGY COMPANY

                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer


                           [Page One of Two Page Note]

                                     SWIFT ENERGY OPERATING, LLC

                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer






                           [Page Two of Two Page Note]

                                    EXHIBIT I
                                 PROMISSORY NOTE
$31,818,181.82                    Houston, Texas                October 2, 2006

      FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of COMERICA BANK ("Payee"), at the banking quarters of JPMorgan Chase Bank, N.A., in Houston, Harris County, Texas, the sum of THIRTY-ONE MILLION EIGHT HUNDRED EIGHTEEN THOUSAND ONE HUNDRED EIGHTY-ONE AND 82/100 ($31,818,181.82), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

      Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

      This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement and is a substitution for and supersedes the Note dated December 28, 2005 and all other prior Notes under this Agreement.

      This Note shall be governed and controlled by the laws of the State of Texas (without giving effect to the principles thereof relating to conflicts of law); provided, however, that CHAPTER 345 OF THE TEXAS FINANCE CODE (which regulates certain revolving credit loan accounts and revolving triparty accounts) shall not apply to this Note.


                                     SWIFT ENERGY COMPANY

                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer

                           [Page One of Two Page Note]

                                     SWIFT ENERGY OPERATING, LLC


                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer







                           [Page Two of Two Page Note]

                                    EXHIBIT I
                                 PROMISSORY NOTE
$31,818,181.82                     Houston, Texas          October 2, 2006

      FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of AMEGY BANK NATIONAL ASSOCIATION ("Payee"), at the banking quarters of JPMorgan Chase Bank, N.A., in Houston, Harris County, Texas, the sum of THIRTY-ONE MILLION EIGHT HUNDRED EIGHTEEN THOUSAND ONE HUNDRED EIGHTY-ONE AND 82/100 ($31,818,181.82), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated as of June 29, 2004, by and among Maker, Bank One, NA, as a Lender and as the Administrative Agent, Wells Fargo Bank, National Association, as a Lender and as Syndication Agent, CALYON, as a Lender and as Documentation Agent and Societe Generale as a Lender and Documentation Agent, and the other Lenders signatory thereto (as amended, restated or supplemented from time to time, the "Credit Agreement"), together with interest at the rates and calculated as provided in the Credit Agreement. The indebtedness evidenced by this Note, both principal and interest, is payable as provided in the Credit Agreement.

      Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the Lenders to accelerate the maturity of all amounts due hereon. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

      This Note is issued pursuant to, is a "Note" under, and is payable as provided in, the Credit Agreement and is a substitution for and supersedes the Note dated December 28, 2005 and all other prior Notes under this Agreement.

      This Note shall be governed and controlled by the laws of the State of Texas (without giving effect to the principles thereof relating to conflicts of law); provided, however, that CHAPTER 345 OF THE TEXAS FINANCE CODE (which regulates certain revolving credit loan accounts and revolving triparty accounts) shall not apply to this Note.

                                     SWIFT ENERGY COMPANY

                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer


                           [Page One of Two Page Note]

                                     SWIFT ENERGY OPERATING, LLC


                                     By:
                                              Alton D. Heckaman, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

                                     By:
                                              Adrian D. Shelley
                                              Treasurer





                           [Page Two of Two Page Note]


                                    I-xviii

                                                      EXHIBIT V
                                                   FACILITY AMOUNTS

                                        Facility           Borrowing          Commitment
     Name of Lender                      Amount               Base              Amount          Facility %
     JPMorgan Chase Bank, NA         $66,616,161.82      $33,308,080.91     $33,308,080.91        13.32%
     CALYON                          $66,616,161.82      $33,308,080.91     $33,308,080.91        13.32%
     Societe Generale                $66,616,161.82      $33,308,080.91     $33,308,080.91        13.32%
     Wells Fargo Bank, National      $63,636,363.62      $31,818,181.81     $31,818,181.81        12.73%
     Association
     Bank of Scotland                $60,000,000.00      $30,000,000.00     $30,000,000.00        12.00%
     BNP Paribas                     $54,545,454.52      $27,272,727.26     $27,272,727.26        10.91%
     Amegy Bank National             $31,818,181.82      $15,909,090.91     $15,909,090.91        6.36%
     Association
     Comerica Bank                   $31,818,181.82      $15,909,090.91     $15,909,090.91        6.36%
     Compass Bank                    $29,166,666.36      $14,583,333.18     $14,583,333.18        5.83%
     Natexis Banques Populaires      $29,166,666.36      $14,583,333.18     $14,583,333.18        5.83%
                                   ------------------- ------------------- ------------------

     Facility Totals                $500,000,000.00     $250,000,000       $250,000,000


                                  EXHIBIT VIII


                          SUBSIDIARIES AND PARTNERSHIPS

                                       Percentage Ownership of
                                      Outstanding Common Stock,
                                       Membership Interest or     Place of Incorporation
                                        Partnership Interest        or Jurisdiction of           Address of Principal
                Name                    (Distributive Share)     Formation of Partnership          Place of Business
Subsidiaries:
GASRS, Inc.                                    100.00%                      TX           16825 Northchase Drive, Suite 400
                                                                                         Houston, Texas 77060
SWENCO-Western, Inc.                           100.00%                      TX           16825 Northchase Drive, Suite 400
                                                                                         Houston, Texas 77060
Swift Energy Marketing Company                 100.00%                      TX           16825 Northchase Drive, Suite 400
                                                                                         Houston, Texas 77060
Swift Energy Exploration Services,             100.00%                      TX           16825 Northchase Drive, Suite 400
Inc.                                                                                     Houston, Texas 77060
Swift Energy International, Inc.               100.00%                      DE           16825 Northchase Drive, Suite 400
                                                                                         Houston, Texas 77060
Swift Energy Canada, Ltd.                      100.00%                    Canada         16825 Northchase Drive, Suite 400
                                                                                         Houston, Texas  77060

Swift Energy Group, Inc.                       100.00%                      DE           103 Foulk Road, Suite 202
                                                                                         Wilmington, Delaware 19803

Swift Energy New Zealand Limited               100.00%                 New Zealand       16825 Northchase Drive, Suite 400
                                                                                         Houston, Texas 77060

Swift Energy New Zealand Holdings              100.00%                      TX           16825 Northchase Drive,
Limited                                                                                  Suite 400
                                                                                         Houston, Texas 77060

Swift Energy Operating, LLC                    100.00%                      TX           16825 Northchase Drive,
                                                                                         Suite 400
                                                                                         Houston, Texas 77060


                                     VIII-i




Swift Energy USA, Inc.                         100.00%                      DE           103 Foulk Road, Suite 202
                                                                                         Wilmington, Delaware 19803

Southern Petroleum (New Zealand)               100.00%                      TX           16825 Northchase
Exploration Limited                                                                      Suite 400
                                                                                         Houston, Texas 77060

Swift Energy Alaska, Inc.                      100.00%                      DE           16825 Northchase
                                                                                         Suite 400
                                                                                         Houston, Texas  77060
Partnerships:
Swift Energy Development Program               40.00%                       TX           c/o Swift Energy Company
1996-A, Ltd.                                                                             16825 Northchase Drive, Suite 400
                                                                                         Houston, Texas 77060
Swift Energy Development Program               40.00%                       TX           c/o Swift Energy Company
1998, Ltd.                                                                               16825 Northchase Drive, Suite 400
                                                                                         Houston, Texas 77060



                                    VIII-ii

                                                      EXHIBIT X

                                                   Pricing schedule
------------------------------------------ ---------------- ----------------- --------------- ---------------
                                               Level I          Level II        Level III        Level IV
                                               Status            Status           Status          Status
------------------------------------------ ---------------- ----------------- --------------- ---------------
Applicable Margin
------------------------------------------ ---------------- ----------------- --------------- ---------------
     Eurodollar Rate Loans                 100 bps.         125 bps           150 bps         175 bps
------------------------------------------ ---------------- ----------------- --------------- ---------------
     Alternate Prime Rate Loans            0.00% bps        0.00% bps         0.00% bps       0.25 bps
------------------------------------------ ---------------- ----------------- --------------- ---------------
Applicable Fee Rate (*)                    25 bps           30 bps            35 bps          37.5 bps
------------------------------------------ ---------------- ----------------- --------------- ---------------

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