Form 10-K
period 2006-12-31
SWIFT ENERGY CO
filed 2007-03-01
CIK 351817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2006

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
Common Stock, par value $.01 per share            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No
                                              ---   ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes       No  x
   ----     ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                         ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer   x    Accelerated filer     Non-accelerated filer
                        ----                    ----                      ----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No  X
   -----   ----

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of June 2006 was approximately $1,233,453,469.

The number of shares of common stock outstanding as of January 31, 2007 was 29,803,934.

                       Documents Incorporated by Reference

Document
Incorporated as to

Proxy Statement for the Annual                      Part II, Item 5
Meeting of Shareholders to be             Part III, Items 10, 11, 12, 13 and 14
held May 8, 2007

Form 10-K
Swift Energy Company and Subsidiaries

10-K Part and Item No.
                                                                            Page

Part I
   Item 1.    Business                                                        4

   Item 1A.   Risk Factors                                                   21

   Item 1B.   Unresolved Staff Comments                                      26

   Item 2.    Properties                                                      7

   Item 3.    Legal Proceedings                                              29

   Item 4.    Submission of Matters to a Vote of
              Security Holders                                               29

Part II
   Item 5.    Market for Registrant's Common
              Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities (1)                  29

   Item 6.    Selected Financial Data                                        30

   Item 7.    Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                                      33

   Item 7A.   Quantitative and Qualitative Disclosures
              About Market Risk                                              46

   Item 8.    Financial Statements and
              Supplementary Data                                             48

   Item 9.    Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                           89

   Item 9A.   Controls and Procedures                                        89

   Item 9B.   Other Information                                              89

Part III
   Item 10.   Directors, Executive Officers and Corporate Governance (1)     90

   Item 11.   Executive Compensation (1)                                     90

   Item 12.   Security Ownership of Certain Bene-
              ficial Owners and Management and
              Related Stockholders Matters (1)                               90

   Item 13.   Certain Relationships and Related
              Transactions, and Director Independence (1)                    90

   Item 14    Principal Accountant Fees and Services (1)                     90

Part IV
   Item 15    Exhibits and Financial Statement Schedules                     91
      (1) Incorporated by reference from Proxy Statement for the Annual Meeting. of Shareholders to be held May 8, 2007.

                                     PART I

Item 1. Business

     See pages 25 and 26 for explanations of abbreviations and terms used herein.

General

     Swift Energy Company is engaged in developing, exploring, acquiring, and operating oil and gas properties, with a focus on oil and natural gas reserves onshore and in the inland waters of Louisiana and Texas and onshore in New Zealand. Swift Energy was founded in 1979 and is headquartered in Houston, Texas. At year-end 2006, we had estimated proved reserves of 816.8 Bcfe with a PV-10 Value of $2.7 billion (PV-10 is a non-GAAP measure, see the section titled "Oil and Natural Gas Reserves" in our Property section for a reconciliation of this non-GAAP measure to the closest GAAP measure, the standardized measure). Our proved reserves at year-end 2006 were comprised of approximately 50% crude oil, 40% natural gas, and 10% NGLs; and 44% of our total proved reserves were proved developed. Our proved reserves are concentrated 64% in Louisiana, 22% in Texas, 13% in New Zealand, and 1% in other states.

     We currently focus primarily on development and exploration of fields in three domestic regions and in New Zealand:

    o    South Louisiana Region
                  Bay de Chene Area
                  Bayou Penchant Area
                  Bayou Sale Area
                  Cote Blanche Island Area
                  High Island Area
                  Horseshoe Bayou Area
                  Jeanerette Area
                  Lake Washington Area

    o    South Texas Region
                  AWP Olmos Area

    o    Toledo Bend Region
                  Brookeland Area
                  Masters Creek Area
                  South Bearhead Creek Area

    o    New Zealand Region
                  Rimu/Kauri Area
                  TAWN Area

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

  Demonstrated Ability to Grow Reserves and Production

     We have grown our proved reserves from 645.8 Bcfe to 816.8 Bcfe over the five-year period ended December 31, 2006. Over the same period, our annual production has grown from 44.8 Bcfe to 70.2 Bcfe and our annual net cash provided by operations has increased from $139.9 million to $424.9 million. Our growth in reserves and production over this five-year period has resulted primarily from drilling activities and acquisitions in our four core regions. More recently, we increased our production by 18% during 2006 as compared to our hurricane affected 2005 production. During 2006, our total proved reserves increased by 7%, primarily due to acquisitions of properties in our South Louisiana region. Based on our long-term historical performance and our business strategy going forward, we believe that we have the opportunities, experience, and knowledge to grow both our reserves and production.


  Balanced Approach to Growth

     Our strategy is to increase our reserves and production through both drilling and acquisitions, shifting the balance between the two activities in response to market conditions and strategic opportunities. In general, we focus on drilling in our anchor assets and diversity properties in each of our four regions when oil and natural gas prices are strong. When prices weaken and the per unit cost of acquisitions becomes more attractive, or a strategic opportunity exists, we also focus on acquisitions. We believe this balanced approach has resulted in our ability to grow in a strategically cost effective manner. Over the five-year period ended December 31, 2006, we replaced 159% of our production at an average cost of $2.76 per Mcfe. More recently, we replaced 178% of our 2006 production at an average cost of $4.29 per Mcfe. For 2007, we are targeting total production to increase 7% to 10% and proved reserves to increase 4% to 6% over 2006 levels.

     Our 2007 capital expenditures are currently budgeted at $350 million to $400 million, net of minor non-core dispositions and excluding any property acquisitions.

  Reserves Replacement Ratio and Reserves Replacement Cost

     Historically we have added proved reserves through both our drilling and acquisition activities. We believe that this strategy will continue to add reserves for us over the long-term; however, external factors beyond our control, such as adverse weather conditions, commodity market factors, and governmental regulations, could limit our ability to drill wells and acquire proved properties in the future. We calculate and analyze reserves replacement ratios and costs to use as benchmarks against certain of our competitors. These ratios and costs are limited in use by the inherent uncertainties in the reserves estimation process, and other factors discussed below. We have included below a listing of the vintages of our proved undeveloped reserves in the table titled "Proved Undeveloped Reserves" and believe this table will provide an understanding of the time horizon required to convert proved undeveloped reserves to oil and gas production. Our reserves additions for each year are estimates. Reserve volumes can change over time and therefore cannot be absolutely known or verified until all volumes have been produced and a cumulative production total for a well or field can be calculated. Many factors will impact our ability to access these reserves, such as availability of capital, commodity prices, new and existing government regulations, adverse weather conditions, competition within our industry, the requirement of new or upgraded infrastructure at the production site, and technological advances.

     The reserves replacement ratio is calculated using reserves replacement volumes divided by production volumes during a specific period. The reserves replacement volumes used in this calculation are listed in the "Supplemental Information (Unaudited)" section of this report, specifically in a table titled "Supplemental Reserves Information." Within this table there are categories titled "Revisions of previous estimates," "Purchases of minerals in place" and "Extensions, discoveries, and other additions" which when added, total the reserves replacement volumes. Production volumes are also listed in the same table, and these production volumes are also used in the reserves replacement ratio calculation.

     The reserves replacement cost is calculated using reserves replacement volumes divided into acquisition, exploration, and development costs incurred during a specific period. Our acquisition, exploration, and development costs are listed in the "Supplemental Information (Unaudited)" section of this report, specifically in a table titled "Costs Incurred." Development costs as defined by Securities and Exchange Commission rules include costs incurred to obtain access to proved reserves and provide facilities for extracting, treating, gathering and storing the oil and gas. Development costs thus include well drilling costs for our development wells and facility costs, such as those facility and platform costs we have incurred in our Lake Washington area over the past several years. Costs incurred to explore and develop reserves may extend over several years. We believe a reserves replacement cost estimate is more meaningful when calculated over several periods. Future development costs from prior years are included in this calculation to the extent that they have been included in our actual costs incurred.

  Concentrated Focus on Regions with Operational Control

     The concentration of our operations in four regions allows us to leverage our drilling unit and workforce synergies while minimizing the continued escalation of drilling and completion costs. Our average lease operating costs, excluding taxes, were $0.89, $0.79, and $0.71 per Mcfe in 2006, 2005, and 2004, respectively. Each of our four regions includes at least one anchor asset, previously termed a core area, and several diversity properties that are targeted for future growth. This concentration allows us to utilize the experience and knowledge we gain in these areas to continually improve our operations and guide us in developing our future activities and in operating similar type assets. For example, in our South Louisiana region, we will apply the experience we have gained in Lake Washington to our Bay de Chene and Cote Blanche Island properties acquired at the end of 2004, which are also situated around salt domes. The value of this concentration is enhanced by our operational control of 94% of our proved oil and natural gas reserves base as of December 31, 2006. Retaining operational control allows us to more effectively manage production, control operating costs, allocate capital, and time field development.

  Develop Under-Exploited Properties

     We are focused on applying advanced technologies and recovery methods to areas with known hydrocarbon resources to optimize our exploration and exploitation of such properties as illustrated in our four regions. For instance, the Lake Washington field was discovered in the 1930s. We acquired our properties in this area for $30.5 million in 2001. Since that time, we have increased our average daily net production from less than 700 BOE to 18,700 BOE for the quarter ended December 31, 2006. We have also increased our proved reserves in the area from 7.7 million BOE, or 46.2 Bcfe, to approximately 40.3 million BOE or 241.9 Bcfe, as of December 31, 2006. Additionally, on our original 100,000 acre New Zealand permit, only two wells had been drilled at the time that we acquired our interest in 1999 and since that time we have drilled 50 wells in New Zealand. When we first acquired our interests in AWP Olmos, Brookeland, and Masters Creek, these areas also had significant additional development potential. Our properties in the Bay de Chene and Cote Blanche Island fields hold mainly proved undeveloped reserves and we began our initial development activities of these properties in 2006. We intend to continue acquiring large acreage positions where we can grow production by applying advanced technologies and recovery methods using our experience and knowledge developed in our four regions.

  Maintain Financial Flexibility and Disciplined Capital Structure

     We practice a disciplined approach to financial management and have historically maintained a disciplined capital structure to provide us with the ability to execute our business plan. As of December 31, 2006, our debt to capitalization was approximately 32%, while our debt to proved reserves ratio was $0.47 per Mcfe, and our debt to PV-10 ratio was 14%. We plan to maintain a capital structure that provides financial flexibility through the prudent use of capital, aligning our capital expenditures to our cash flows, and maintaining a strategic hedging program. The combination of hedging with collars, floors, forward sales, and the sale of our New Zealand natural gas production under long-term, fixed-price contracts will provide for a more stable cash flow for the periods covered as described in the "Commodity Risk" section of this report.

  Experienced Technical Team

     We employ 61 oil and gas professionals, including geophysicists, petrophysicists, geologists, petroleum engineers, and production and reservoir engineers, who have an average of approximately 24 years of experience in their technical fields and have been employed by us for an average of over five years. In addition, we engage experienced and qualified consultants to perform various comprehensive seismic acquisitions, processing, reprocessing, interpretation, and other related services. We continually apply our extensive in-house experience and current technologies to benefit our drilling and production operations.

     We increasingly use seismic technology to enhance the results of our drilling and production efforts, including two and three-dimensional seismic acquisition, pre-stack image enhancement reprocessing, amplitude versus offset datasets, coherency cubes, and detailed field reservoir depletion planning. In 2004, we completed our 3-D seismic survey covering our Lake Washington area. In 2006 we utilized this seismic data to drill all of our exploratory and development wells. In 2005, we began a seismic program that encompasses 77 square miles in our Cote Blanche Island area, which was completed in 2006 and analysis of this data will continue into 2007. We now have seismic data covering 4,000 square miles in South Louisiana that has been merged into two data sets, inclusive of data covering five newly acquired fields that will form the base dataset for our regional exploration and development program. This data will be analyzed over the next several years feeding our acquisition and organic growth led strategies. In New Zealand, we also acquired seismic on our offshore Kaheru exploration permit in 2006.

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

     We also employ measurement-while-drilling techniques extensively in our South Louisiana region, which allows us to guide the drill bit during the drilling process. This technology allows the well bore path to be steered parallel to the salt face and to intersect multiple targeted sands in a single well bore.

Item 2. Properties

Operating Areas

     The following table sets forth information regarding our 2006 year-end proved reserves of 816.8 Bcfe and production of 70.2 Bcfe by field:

                             % of Year-End
                              2006 Proved       % of 2006
Area                            Reserves        Production
----                         --------------     ----------
New Zealand.................       13%              19%
South Louisiana.............       53%              61%
South Texas.................       18%              12%
Toledo Bend.................       14%               6%
                             --------------     ----------
      % of Total............       98%              98%

  Domestic Regional Focus Areas

     Our domestic regions consist of three main regions located in South Louisiana, South Texas and Toledo Bend, which straddles the Texas and Louisiana border. South Texas is the oldest of our core regions, with our operations being established in the AWP Olmos area in 1989. In mid-1998, we acquired the Masters Creek and Brookeland areas in the Toledo Bend region, with South Bearhead Creek being our most recent acquisition in this region during late 2005. In South Louisiana, we established our operations when we acquired majority interests in producing properties in the Lake Washington field in early 2001, adding Bay de Chene and Cote Blanche Island in December 2004, and adding five fields in 2006:
Bayou Sale, Bayou Penchant, High Island, Horseshoe Bayou, and Jeanerette.

  South Louisiana

     Lake Washington Area. As of December 31, 2006, we owned drilling and production rights in 21,690 net acres in the Lake Washington area located in Plaquemines Parish in South Louisiana. Approximately 93% of our proved reserves of 40.3 million BOE in this area at December 31, 2006, were oil and NGLs. To date, we have primarily produced from multiple Miocene sands ranging in depth from greater than 2,000 feet to 13,000 feet. The field is located on a salt dome and has produced over 300 million BOE since its discovery in the 1930s. The area around the dome is heavily faulted, thereby creating a large number of potential traps. Oil and gas from approximately 146 producing wells is gathered to three platforms located in water depths from two to 12 feet, with drilling and workover operations performed with rigs on barges.

     In 2006, we drilled 21 development wells, of which 18 wells were completed. At year-end 2006, we had 109 proved undeveloped locations in this field. Our planned 2007 capital expenditures in this area will focus on drilling from 24 to 26 wells, along with the construction of a facility on the west side of the field to further improve the deliverability and efficiency in this area.

     Bay de Chene and Cote Blanche Island Areas. Bay de Chene is located in Jefferson Parish and Lafourche Parish, while Cote Blanche Island is located in St. Mary Parish, both of which are in South Louisiana in close proximity to Lake Washington. These fields hold predominantly undeveloped reserves. As of December 31, 2006, we owned drilling and production rights in 16,138 net acres in the Bay de Chene field and 7,030 net acres in the Cote Blanche Island field, along with options covering another 16,650 acres in the Cote Blanche Island field. At year-end 2006, we had five proved undeveloped locations in the Bay de Chene field and 26 in the Cote Blanche Island field. We drilled six development wells in Bay de Chene in 2006, of which three were completed, and we drilled three successful development wells in Cote Blanche Island. During 2007, we plan to drill six to eight wells in Bay de Chene and up to two wells in Cote Blanche Island, along with processing the 3-D seismic data that was shot in Cote Blanche Island in 2006.

     Newly Acquired South Louisiana Areas. In October 2006, we acquired interests in five fields located in five primarily onshore South Louisiana fields: Bayou Sale, Horseshoe Bayou and Jeanerette fields (all located in St. Mary Parish), High Island Field in Cameron Parish and Bayou Penchant Field in Terrebonne Parish. Bayou Sale and Horseshoe Bayou fields are adjacent to each other and located 13 miles southeast of our Cote Blanche Island field. Production in these fields is from formations at depths ranging from 10,000 to 14,000 feet. The Bayou Penchant field was discovered in the 1930s and produces from a number of Middle Miocene sands at depths of 7,000 to 10,000 feet. Bayou Penchant is located approximately 44 miles southeast of Cote Blanche Island and is a non-operated field with Swift holding a 50% working interest. The High Island field is located 65 miles west of Cote Blanche Island and was discovered in 1983. The Jeanerette field is positioned on the flank of a large salt dome and approximately 12 miles north of Cote Blanche Island. Jeanerette Field produces from the Planulina sands in the 10,000 feet to 15,000 feet depth range. We plan to initiate an exploration and development program in 2007 to drill proved undeveloped and probable locations, recomplete several wells, enhance facilities and improve per unit operating costs in these five fields.

  South Texas

     AWP Olmos Area. As of December 31, 2006, we owned drilling and production rights in 29,278 net acres in the AWP Olmos Area in South Texas. We have extensive experience with low-permeability, tight-sand formations typical of this area, having acquired our first acreage there in 1988. These reserves are approximately 70% natural gas. At year-end 2006, we owned interests in and operated 540 wells in this area producing oil and natural gas from the Olmos sand formation at depths of approximately 9,000 to 11,500 feet. We own nearly 100% of the working interests in all these operated wells.

     In 2006, we completed 14 development wells in this area, performed 26 fracture enhancements, but were unsuccessful on five very shallow exploration wells which cost $0.5 million in the aggregate. At year-end 2006, we had 110 proved undeveloped locations. Our planned 2007 capital expenditures will focus on drilling 10 to 12 wells in this area.

  Toledo Bend

     Brookeland Area. As of December 31, 2006, we owned drilling and production rights in 79,593 net acres and 3,500 fee mineral acres in the Brookeland area. This area is located in East Texas near the border of Louisiana in Jasper and Newton counties. We primarily drill horizontal wells and produce from the Austin Chalk formation in this area. The reserves are approximately 57% oil and natural gas liquids. During 2006, we drilled one development well, which was successful. At year-end 2006, we had ten proved undeveloped locations. Our planned 2007 capital expenditures in the Brookeland area include drilling one to two development wells.

     Masters Creek Area. As of December 31, 2006, we owned drilling and production rights in 41,988 net acres and 91,594 fee mineral acres in the Masters Creek area. This area is located in Central Louisiana near the Texas-Louisiana border in the two parishes of Vernon and Rapides. It contains horizontal wells producing both oil and gas from the Austin Chalk formation. The reserves are approximately 69% oil and NGLs. At year-end 2006, we had nine proved undeveloped locations. We do not plan on drilling any wells in this area in 2007.

     South Bearhead Creek Area. In November and December 2005, and then in December 2006, we acquired interests in the South Bearhead Creek field, which is located in the Toledo Bend region approximately 50 miles south of our Masters Creek field and 30 miles north of Lake Charles, Louisiana. Oil and gas are produced in this area predominantly from the upper and lower Wilcox sands at depths ranging from approximately 10,600 to 14,100 feet. The field also has production in the Cockfield sands at approximately 8,000 to 8,500 feet. South Bearhead Creek field was discovered in 1958 by a major oil company. It is a large east-west trending anticlinal closure and has had cumulative production of over 4 million BOE.

    In 2006, we drilled three development wells in the area, all of which were successful. As of December 31, 2006, we owned drilling and production rights in 6,258 net acres in the South Bearhead Creek area. At year-end 2006, we had 19 proved undeveloped locations in this field. Our 2007 plans for this area include two to four development wells and several recompletions.

     Dispositions. In April 2006, we sold our minority interest in the natural gas processing plant and related infrastructure that serves the Brookeland and the Masters Creek areas within our Toledo Bend region. In December 2006, we sold our interest in wells in the Garcia Ranch area within the South Texas region.

  New Zealand Regional Focus Areas

     Our New Zealand region contains two anchor assets, the Rimu/Kauri area and the TAWN area. Our activity in New Zealand began in 1995. As of December 31, 2006, our exploration and production permits, all of which we operate, total 314,360 acres (182,381 net acres). Our 2007 planned activity in New Zealand includes conducting a major 3-D seismic survey and possibly drilling two development wells. Our infrastructure in New Zealand includes two hydrocarbon-processing plants with significant excess capacity. We also own the pipelines connecting the fields and facilities to export terminals and interior markets.

     Rimu/Kauri Area. Since 2002, we have held a 100% working interest in petroleum mining permit 38151 covering approximately 4,552 acres in the Rimu area for a primary term of 30 years. We were awarded a 30-year primary term mining permit (PMP 38155) covering approximately 8,708 acres in the Kauri area in April 2005. During 2006, we completed two out of three development wells in the Kauri area and were unsuccessful with one exploratory well. One of the development wells successfully targeted the Kauri and Tariki sands, and the other was completed in the Manutahi sand. Our natural gas production from this area is sold to Genesis Power Ltd. under a long-term contract for use at its Huntly Power Station, New Zealand's largest thermal power station.

     TAWN Area. Our interest in TAWN consists of a 100% working interest in four petroleum mining permits, 38138 through 38141, covering producing oil and gas fields and extensive associated hydrocarbon-processing facilities and pipelines. The properties are collectively identified as the TAWN properties, an acronym derived from the first letters of the field names - the Tariki field, the Ahuroa field, the Waihapa field, and the Ngaere field. The four fields include 18 wells where the purchaser of gas is Contact Energy. In 2006, we completed the Waihapa H-1 development well in the Tikorangi sand in this area and were unsuccessful with two exploratory wells, the Trapper and Goss. The TAWN assets are located approximately 17 miles north of the Rimu/Kauri area.

     Diversity Areas. A 152 square kilometer (59 square miles) marine 3-D seismic survey was recorded in production exploration permit 38495 over the Kaheru prospect, which is situated on the southern, offshore extension of the productive Rimu-Kauri structural trend, as a precursor to the possible drilling of an exploratory well on this prospect in 2008. We own 50% of this prospect.

     In December 2004, we entered into a farm-in agreement with Ballance Agri-Nutrients Limited of New Zealand for their exploration permit 38742. The approximately 16,800 gross acre permit is located onshore in the north-central Taranaki Basin. Under the terms of the contract, we became the operator of the permit, and now have an 80% working interest. The Kowhai A-1 exploratory well was drilled in this area in the second half of 2006 but was unsuccessful.

Summary of New Zealand Government Licenses and Permits

     Our acreage in New Zealand is licensed from the New Zealand government under production exploration permits (PEP), production mining licenses (PML), and production mining permits (PMP). These licenses and permits as of December 31, 2006 are summarized in the following table:

                                      Date of
                                  Initial Interest        Swift's
                Permit                Acquired           Interest
             PEP 38495                  2005                50%
             PEP 38742                  2004                80%
             PML 38138                  2002               100%
             PML 38139                  2002               100%
             PML 38140                  2002               100%
             PML 38141                  2002               100%
             PMP 38151                  2002               100%
             PMP 38155                  2005               100%

     Details of these licenses can be found on the New Zealand government's Crown Minerals website at http://crownminerals.med.govt.nz/index.asp.

Oil and Natural Gas Reserves

     The following tables present information regarding proved reserves of oil and natural gas attributable to our interests in producing properties as of December 31, 2006, 2005, and 2004. The information set forth in the tables regarding reserves is based on proved reserves reports prepared by us and audited by H. J. Gruy and Associates, Inc., Houston, Texas, independent petroleum engineers. Gruy has audited 100% of our proved reserves. Gruy's audit was conducted according to standards approved by the Board of Directors of the Society of Petroleum Engineers, Inc. and included examination, on a test basis, of the evidence supporting our reserves. Gruy's audit was based upon review of all available production histories and other geological, economic, and engineering data, all of which were provided by us.

     Estimates of future net revenues from our proved reserves and their PV-10 Value are made using oil and gas sales prices in effect as of the dates of such estimates adjusted for the effects of hedging and are held constant, for that year's reserves calculation, throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. We have interests in certain tracts that are estimated to have additional hydrocarbon reserves that cannot be classified as proved and are not reflected in the following tables. Our hedges at year-end 2006 consisted of natural gas price floors with strike prices higher than the period-end price but did not materially affect prices used in these calculations. The weighted averages of such year-end 2006 prices domestically were $5.84 per Mcf of natural gas, $60.07 per barrel of oil, and $31.54 per barrel of NGL, compared to $10.36, $60.00, and $33.28 at year-end 2005 and $5.87, $42.21, and $26.49 at year-end 2004, respectively. The weighted averages of such year-end 2006 prices for New Zealand were $3.59 per Mcf of natural gas, $63.51 per barrel of oil, and $26.84 per barrel of NGL, compared to $3.79, $60.98, and $19.20 in 2005 and $3.07, $33.60,
and $20.48 in 2004, respectively. The weighted averages of such year-end 2006 prices for all our reserves, both domestically and in New Zealand, were $5.46 per Mcf of natural gas, $60.41 per barrel of oil, and $30.93 per barrel of NGL, compared to $8.94, $60.12, and $31.40 in 2005 and $5.16, $41.07, and $25.48 in
2004, respectively.

     The following tables set forth estimates of future net revenues presented on the basis of unescalated prices and costs in accordance with criteria prescribed by the Securities and Exchange Commission and their PV-10 Value as of December 31, 2006, 2005, and 2004. Operating costs, development costs, asset retirement obligation costs, and certain production-related taxes were deducted in arriving at the estimated future net revenues. No provision was made for income taxes. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows set forth in supplemental information to our consolidated financial statements, which is calculated after provision for future income taxes. We combine NGLs with oil for reserves reporting purposes. PV-10 is a non-GAAP measure; see the reconciliation of this non-GAAP measure to the closest GAAP measure, the standardized measure, in the section below this table.

                                                                                           As of December 31, 2006
                                                                                -------------------------------------------
                                                                                     Total        Domestic      New Zealand
                                                                                -------------  -------------    -----------
Estimated Proved Oil and Natural Gas Reserves
Natural gas reserves (MMcf):
  Proved developed...........................................................         151,276        133,815         17,462
  Proved undeveloped.........................................................         172,855        135,846         37,009
                                                                                -------------  -------------    -----------
   Total.....................................................................         324,131        269,661         54,471
                                                                                =============  =============    ===========
Oil reserves (MBbl):
  Proved developed...........................................................          34,956         33,346          1,611
  Proved undeveloped.........................................................          47,163         40,119          7,044
                                                                                -------------  -------------    -----------
   Total.....................................................................          82,119         73,465          8,655
                                                                                =============  =============    ===========

Total Estimated Reserves (Bcfe)                                                           817            710            107

Estimated Discounted Present Value of Proved Reserves (In millions)
  Proved developed...........................................................   $       1,382  $       1,307    $        75
  Proved undeveloped.........................................................           1,326          1,137            189
                                                                                -------------  -------------    -----------
   PV-10 Value...............................................................   $       2,708  $       2,444    $       264
                                                                                =============  =============    ===========

                                                                                           As of December 31, 2005
                                                                                -------------------------------------------
                                                                                     Total        Domestic      New Zealand
                                                                                -------------  -------------    -----------
Estimated Proved Oil and Natural Gas Reserves
Natural gas reserves (MMcf):
  Proved developed...........................................................         152,001        125,368         26,633
  Proved undeveloped.........................................................         135,472         99,907         35,565
                                                                                -------------  -------------    -----------
   Total.....................................................................         287,473        225,275         62,198
                                                                                =============  =============    ===========
Oil reserves (MBbl):
  Proved developed...........................................................          37,990         35,298          2,691
  Proved undeveloped.........................................................          41,063         34,485          6,579
                                                                                -------------  -------------    -----------
   Total.....................................................................          79,053         69,783          9,270
                                                                                =============  =============    ===========

Total Estimated Reserves (Bcfe)                                                           762            644            118

Estimated Discounted Present Value of Proved Reserves (In millions)
  Proved developed...........................................................   $       1,721  $       1,612    $       109
  Proved undeveloped.........................................................           1,450          1,248            202
                                                                                -------------  -------------    -----------
   PV-10 Value...............................................................   $       3,171  $       2,860    $       311
                                                                                =============  =============    ===========

                                                                                           As of December 31, 2004
                                                                                -------------------------------------------
                                                                                    Total         Domestic      New Zealand
                                                                                -------------  -------------    -----------
Estimated Proved Oil and Natural Gas Reserves
Natural gas reserves (MMcf):
  Proved developed...........................................................         193,311        140,549         52,762
  Proved undeveloped.........................................................         124,935         97,343         27,593
                                                                                -------------  -------------    -----------
   Total.....................................................................         318,246        237,892         80,355
                                                                                =============  =============    ===========
Oil reserves (MBbl):
  Proved developed...........................................................          42,038         36,629          5,409
  Proved undeveloped.........................................................          38,229         32,510          5,719
                                                                                -------------  -------------    -----------
   Total.....................................................................          80,267         69,139         11,128
                                                                                =============  =============    ===========

Total Estimated Reserves (Bcfe)                                                           800            653            147

Estimated Discounted Present Value of Proved Reserves (In millions)
  Proved developed...........................................................   $       1,182  $       1,038    $       144
  Proved undeveloped.........................................................             839            760             79
                                                                                -------------  -------------    -----------
   PV-10 Value...............................................................   $       2,021  $       1,797    $       224
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

                                                                                                As of December 31, 2006
                                                                                       ------------------------------------------
                                                                                            Total        Domestic     New Zealand
                                                                                       -------------  -------------   -----------
(In millions)
PV-10 Value                                                                            $       2,708  $       2,444   $       264
                                                                                       =============  =============   ===========

  Future income taxes (discounted at 10%)..............................................         (800)          (778)          (22)
  Asset retirement obligations (discounted at 10%).....................................          (39)           (34)           (5)
                                                                                       -------------  -------------   -----------

Standardized Measure of Discounted Future Net Cash Flows relating to oil and gas
  reserves                                                                             $       1,869  $       1,632   $       237
                                                                                       =============  =============   ===========


                                                                                                  As of December 31, 2005
                                                                                       ------------------------------------------
                                                                                            Total        Domestic     New Zealand
                                                                                       -------------  -------------   -----------
(In millions)
PV-10 Value                                                                            $       3,171  $       2,860   $       311
                                                                                       =============  =============   ===========

  Future income taxes (discounted at 10%)..............................................         (984)          (942)          (42)
  Asset retirement obligations (discounted at 10%).....................................          (27)           (23)           (4)
                                                                                       -------------  -------------   -----------

Standardized Measure of Discounted Future Net Cash Flows relating to oil and gas
  reserves                                                                             $       2,159  $       1,895   $       265
                                                                                       =============  =============   ===========


                                                                                                  As of December 31, 2004
                                                                                       ------------------------------------------
                                                                                           Total         Domestic     New Zealand
                                                                                       -------------  -------------   -----------
(In millions)
PV-10 Value                                                                            $       2,021  $       1,797   $       224
                                                                                       =============  =============   ===========

  Future income taxes (discounted at 10%)..............................................         (533)          (521)          (12)
  Asset retirement obligations (discounted at 10%).....................................          (23)           (19)           (4)
                                                                                       -------------  -------------   -----------

Standardized Measure of Discounted Future Net Cash Flows relating to oil and gas
  reserves                                                                             $       1,465  $       1,257   $       208
                                                                                       =============  =============   ===========

  Proved Undeveloped Reserves

     The following table sets forth the aging and PV-10 value of our proved undeveloped reserves as of December 31, 2006:

                                                                       PV-10
                           Volume            % of PUD                  Value                  % of PUD
Year Added                  (Bcfe)           Volumes               (in millions)            PV-10 Value
  2006                           111.9            25%            $       315.9                    24%
  2005                           110.6            24%                    406.5                    31%
  2004                            58.4            13%                    189.9                    14%
  2003                            51.4            11%                    171.4                    13%
  2002                            40.3             9%                     91.6                     7%
  Prior to 2002                   83.2            18%                    151.2                    11%
                         --------------    -------------         -----------------    -------------------
  Total                          455.8           100%            $     1,326.5                   100%
                         ==============    =============         =================    ===================

Sensitivity of Reserves to Pricing

     As of December 31, 2006, a 5% increase in crude oil and NGL pricing would increase our total estimated proved reserves of 816.8 Bcfe by approximately 0.6 Bcfe, and increase the total PV-10 Value of $2.7 billion by approximately $139 million. Similarly, a 5% decrease in crude oil and NGL pricing would decrease our total estimated proved reserves by approximately 0.6 Bcfe and decrease the total PV-10 Value by approximately $138 million.

     As of December 31, 2006 a 5% increase in natural gas pricing (exclusive of fixed contract volumes) would increase our total estimated proved reserves by approximately 0.7 Bcfe and increase the total PV-10 Value by approximately $42 million. Similarly, a 5% decrease in natural gas pricing (exclusive of fixed contract volumes) would decrease our total estimated proved reserves by approximately 0.6 Bcfe and decrease the total PV-10 Value by approximately $42 million.

Oil and Gas Wells

    The following table sets forth the gross and net wells in which we owned an interest at the following dates:

                                         Oil Wells  Gas Wells  Total Wells(1)
                                         ---------  ---------  -------------
December 31, 2006:
  Gross................................      423        662        1,085
  Net..................................    353.4      562.4        915.8
December 31, 2005:
  Gross................................      402        565          967
  Net..................................    324.8      497.5        822.3
December 31, 2004:
  Gross................................      358        574          932
  Net..................................    308.8      525.9        834.7


     (1) Excludes 51 service wells in 2006, 49 service wells in 2005, and 40 service wells in 2004.

Oil and Gas Acreage

    The following table sets forth the developed and undeveloped leasehold acreage held by us at December 31, 2006:

                                                          Developed(1)                Undeveloped(1)
                                                   ---------------------------  --------------------------
                                                       Gross           Net          Gross         Net
                                                   ------------   ------------  ------------   -----------
     Alabama......................................        9,045          2,588           124            80
     Alaska.......................................          ---            ---        45,301        15,994
     Louisiana....................................      126,472        106,133        48,376        43,464
     Texas........................................      129,997         90,165        18,271        13,239
     SWyoming.....................................          640            151        35,771        33,975
     All other states.............................          320            266           400           258
     Offshore Louisiana...........................        4,609            277         5,000           258
                                                   ------------   ------------  ------------   -----------
       Total Domestic.............................      271,083        199,580       153,243       107,268
     New Zealand..................................        9,960          9,912       304,400       172,469
                                                   ------------   ------------  -----------    -----------
        Total.....................................      281,043        209,492       457,643       279,737
                                                   ============   ============  ============   ===========

(1) Fee mineral acres acquired in the Brookeland and Masters Creek areas acquisition are not included in the above leasehold acreage table. We have 26,345 developed fee mineral acres and 68,689 undeveloped fee mineral acres for a total of 95,034 fee mineral acres.

Drilling Activities

    The following table sets forth the results of our drilling activities during the three years ended December 31, 2006:

   for a total of 95,034 fee mineral areas

                                                         Gross  Wells                 Net Wells
                                                ----------------------------   -----------------------------
    Year               Type of Well              Total   Producing     Dry      Total   Producing      Dry
    ----           --------------------          -----   ---------   -------    ------  ---------   --------
    2006           Exploratory -- Domestic         6         --          6        5.5        --        5.5
                   Development -- Domestic        49         42          7       47.6      40.6        7.0
                   Exploratory -- New Zealand      4         --          4        4.0        --        4.0
                   Development -- New Zealand      4          3          1        4.0       3.0        1.0

    2005           Exploratory -- Domestic         9          5          4        9.0       5.0        4.0
                   Development -- Domestic        45         37          8       44.3      36.3        8.0
                   Exploratory -- New Zealand      5          1          4        3.7       1.0        2.7
                   Development -- New Zealand      5          2          3        5.0       2.0        3.0

    2004           Exploratory -- Domestic        10          4          6        7.5       2.3        5.2
                   Development -- Domestic        44         37          7       41.7      35.0        6.7
                   Exploratory -- New Zealand      1         --          1        1.0        --        1.0
                   Development -- New Zealand     11         10          1       11.0      10.0        1.0


Operations

     We generally seek to be the operator of the wells in which we have a significant economic interest. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells on properties we operate. Independent contractors supervised by us provide this equipment and personnel. We employ drilling, production, and reservoir engineers, geologists, and other specialists who work to improve production rates, increase reserves, and lower the cost of operating our oil and gas properties.

     Oil and gas properties are customarily operated under the terms of a joint operating agreement. These agreements usually provide for reimbursement of the operator's direct expenses and for payment of monthly per-well supervision fees. Supervision fees vary widely depending on the geographic location and depth of the well and whether the well produces oil or natural gas. The fees for these activities in 2006 totaled $8.8 million and ranged from $529 to $2,345 per well per month.

Marketing of Production

     Domestically, we typically sell our oil and natural gas production at market prices near the wellhead or at a central point after gathering and/or processing. We usually sell our natural gas in the spot market on a monthly basis, while we sell our oil at prevailing market prices. We do not refine any oil we produce. In 2005 and 2006, several companies accounted for 10% or more of our total revenues. Shell Oil Company and its affiliates, both domestically and in New Zealand, accounted for approximately 30% and 42% of our total oil and gas sales in 2006 and 2005, respectively. In 2006, Chevron and its domestic affiliates accounted for 32% of our total oil and gas sales. However, due to the demand for oil and gas and availability of other purchasers, we do not believe that the loss of any single oil or gas purchaser or contract would materially affect our revenues.

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

     In the Toledo Bend area, our oil production from the Brookeland, Masters Creek and South Bearhead Creek areas is sold to various purchasers at prevailing market prices. Our natural gas production from the Brookeland and Masters Creek areas is processed under long term gas processing contracts with Eagle Rock Operating, LLC. The processed liquids and residue gas production are sold in the spot market at prevailing prices. South Bearhead Creek gas production is sold into the interstate market on Trunkline Gas Company's pipeline at prevailing market prices.

     Our oil production from the Bay de Chene and Cote Blanche Island fields is transported on barges for sales to various purchasers at prevailing market prices. Gas production from both fields is sold into intrastate pipelines with prices tied to monthly and daily gas price indices.

     In the newly acquired fields of Bayou Sale, Horseshoe Bayou, High Island and Jeanerette in south Louisiana, we market our own production and sell the oil production to various purchasers at prevailing market prices. Bayou Sale and Horseshoe Bayou oil production is delivered into Plains All-American pipeline. Oil production from High Island and Jeanerette fields is transported to market by truck. Gas production for each of these fields is sold into one or more interstate pipelines at prevailing market prices.

     Through 2006, our oil production in New Zealand was sold to BP with prices tied to the Asia Petroleum Price Index (APPI) Tapis posting.

     Our natural gas production from our TAWN fields is sold under a long-term fixed price contract with Contact Energy. Our natural gas production from the Rimu field is sold to Genesis Power Ltd. under a long-term fixed price contract that was modified in 2006 and covers approximately 7.2 Bcfe per year for a three-year period. During 2006, additional production volumes from our fields, over the contract maximum, were sold to Contact Energy or Genesis Power Ltd. at prevailing market rates.

     Production of NGLs in New Zealand is sold to Rockgas Ltd. under long-term contracts tied to New Zealand's domestic natural gas liquids market.

     The following table summarizes sales volumes, sales prices, and production cost information for our net oil and natural gas production for the three-year period ended December 31, 2006:

                                                                  Year Ended December 31,
                                                          -----------------------------------
                                                            2006           2005          2004
                                                            ----           ----          ----
Net Sales Volume:
  Oil (MBbls)(1)......................................     7,190          5,159         4,722
  Natural Gas Liquids (MBbls)(2)......................       713            838         1,040
  Natural gas (MMcf)(3)...............................    22,788         23,609        23,742
   Total (MMcfe)......................................    70,205         59,590        58,319

Average Sales Price:
  Oil (Per Bbl)(1)....................................$    64.47     $    53.63    $    40.24
  Natural Gas Liquids (Per Bbl)(2)....................$    32.15     $    28.04    $    22.52
  Natural gas (Per Mcf)(3)............................$     5.05     $     5.23    $     4.12

Average Production Cost (Per Mcfe)....................$     1.82     $     1.50    $     1.23
------------

(1) Oil production for 2006, 2005, and 2004 includes New Zealand production of 468,813 barrels at an average price per barrel of $67.06, 449,994 barrels at an average price per barrel of $55.57, and 452,753 barrels at an average price per barrel of $42.15, respectively.
(2) Natural gas liquids production for 2006, 2005 and 2004 includes New Zealand production of 252,666 barrels at an average price of $20.22 per barrel, 329,377 barrels with an average price of $18.84 per barrel, and 350,303 barrels with an average price of $17.96 per barrel.
(3) Natural gas production for 2006, 2005 and 2004 includes New Zealand production of 9,184,359 Mcf with an average price of $2.99 per Mcf, 11,869,757 Mcf with an average price of $3.09 per Mcf, and 11,441,954 Mcf with an average price of $2.38 per Mcf.

Risk Management

     Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and gas, including blowouts, cratering, pipe failure, casing collapse, fires, and adverse weather conditions, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or individual injuries. The oil and gas exploration business is also subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharges of toxic substances or gases that could expose us to substantial liability due to pollution and other environmental damage. See "1A. Risk Factors" of this report for more details and for discussion of other risks. We maintain comprehensive insurance coverage, including general liability insurance, officer and director liability insurance, and property damage insurance. Prior to and at the time of Hurricanes Katrina and Rita, we maintained business interruption insurance as well. Since such time, the cost of such business interruption insurance coverage increased to a level that we believe makes it uneconomical to maintain at this time. We believe that our insurance is adequate and customary for companies of a similar size engaged in comparable operations, but if a significant accident or other event occurs that is uninsured or not fully covered by insurance, it could adversely affect us.

Commodity Risk

     The oil and gas industry is affected by the volatility of commodity prices. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. At December 31, 2006, we had price floors in place through the March 2007 contract month for natural gas; these cover a portion of our domestic natural gas production for February 2007 to March 2007. The natural gas price floors cover notional volumes of 800,000 MMBtu, with a weighted average floor price of $7.00 per MMBtu. Our natural gas price floors in place at December 31, 2006 are expected to cover approximately 25% to 30% of our domestic natural gas production from February 2007 to March 2007.

Competition

     We operate in a highly competitive environment, competing with major integrated and independent energy companies for desirable oil and gas properties, as well as for equipment, labor, and materials required to develop and operate such properties. Many of these competitors have financial and technological resources substantially greater than ours. The market for oil and gas properties is highly competitive and we may lack technological information or expertise available to other bidders. We may incur higher costs or be unable to acquire and develop desirable properties at costs we consider reasonable because of this competition. Our ability to replace and expand our reserves base depends on our continued ability to attract and retain quality personnel and identify and acquire suitable producing properties and prospects for future drilling and acquisition.

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

Employees

    At December 31, 2006, we employed 345 persons. Of these employees, 73 were in New Zealand, including two expatriate employees. Eight of our New Zealand employees are members of a union. None of our other employees are represented by a union. Relations with employees are considered to be good.

Facilities

     At December 31, 2006, we occupied approximately 124,000 square feet of office space at 16825 Northchase Drive, Houston, Texas, under a ten-year lease expiring in 2015. The lease requires payments of approximately $240,000 per month. In New Zealand we leased approximately 18,400 square feet of office space, under leases expiring in 2008 and 2009. These New Zealand leases require payments of approximately $20,000 per month. We also have field offices in various locations from which our employees supervise local oil and gas operations.

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

Item 1A. Risk Factors

     The nature of the business activities conducted by Swift Energy subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to our business activities. Other risks are described in Items 1 and 2 Business and Properties "Competition" and "Regulations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."


     Our oil and gas exploration and production business involves high risks and we may suffer uninsured losses.

     These risks include blowouts, explosions, adverse weather effects and pollution and other environmental damage, any of which could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Increased hurricane activity over the past two years has resulted in production curtailments and physical damage to the Company's Gulf Coast operations. Although the Company currently maintains insurance coverage that it considers reasonable and that is similar to that maintained by comparable companies in the oil and gas industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of the high premium costs and deductibles associated with obtaining such insurance.


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

     As of December 31, 2006, our total debt comprised approximately 32% of our total capitalization. Although our bank credit facility and indentures limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness, we will be permitted to incur significant additional indebtedness, including secured indebtedness, in the future if specified conditions are satisfied. All borrowings under our bank credit facility are effectively senior to our outstanding 7-5/8% senior notes and 9-3/8% senior subordinated notes to the extent of the value of the collateral securing those borrowings. Our level of indebtedness could negatively affect us in several ways:

    o require us to dedicate a substantial portion of our cash flow to the payment of interest;

    o subject us to a higher financial risk in an economic downturn due to substantial debt service costs;

    o limit our ability to obtain financing or raise equity capital in the future; and

    o place us at a competitive disadvantage to the extent that we are more highly leveraged than some of our peers.

    Higher levels of indebtedness would increase these risks.

     Estimates of poved reserves are uncertain, and revenues from production may vary significantly from expectations.

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

     At December 31, 2006, approximately 56% of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations. The reserves data assumes that we can and will make these expenditures and conduct these operations successfully, which may not occur.

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

       Developing and exploring properties for oil and natural gas requires significant capital expenditures and involves a high degree of financial risk, including the risk that no commercially productive oil or gas reservoirs will be encountered. The budgeted costs of drilling, completing, and operating wells are often exceeded and can increse significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. Moreover, the successful drilling or completion of an oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells.


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

    o hurricanes or tropical storms;

    o environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas, or other pollution into the environment, including groundwater and shoreline contamination;

    o abnormally pressured formations;

    o mechanical difficulties, such as stuck oil field drilling and service. tools and casing collapse;

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

     Under the full cost method of accounting, SEC accounting rules require that on a quarterly basis we review the carrying value of our oil and gas properties on a country-by-country basis for possible write-down or impairment. Under these rules, capitalized costs of proved reserves may not exceed a ceiling calculated as the present value of estimated future net revenues from those proved reserves, determined using a 10% per year discount and unescalated prices in effect as of the end of each fiscal quarter. Capital costs in excess of the ceiling must be permanently written down.

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


     In many instances, title opinions on our oil and gas acreage are not obtained if in our judgment it would be uneconomical or impractical to do so.

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

     We enter into hedging transactions for our oil and natural gas production to reduce exposure to fluctuations in the price of oil and natural gas, primarily to protect against declines in prices. Our hedges at year-end 2006 consisted of natural gas price floors with strike prices higher than the period end prices. Our hedging transactions have also historically consisted of financially settled crude oil and natural gas forward sales contracts with major financial institutions as well as crude oil price floors. We intend to continue to enter into these types of hedging transactions in the foreseeable future. Hedging transactions expose us to risk of financial loss in some circumstances, including if production is less than expected, the other party to the contract defaults on its obligations, or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. Hedging transactions other than floors may limit the benefit we would have otherwise received from increases in the price for oil and natural gas. Additionally, hedging transactions other than floors may expose us to cash margin requirements.

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

     Governmental laws and egulations are costly and stringent, especially those relating to environmental protection.

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

     Fluctuations in rates between the New Zealand dollar and U.S. dollar impact our financial results from our New Zealand subsidiaries since we have receivables, liabilities, and natural gas and NGL sales contracts denominated in New Zealand dollars. New Zealand income taxes are also computed in New Zealand dollars. We do not hedge against the risks associated with fluctuations in exchange rates. Although we may use hedging techniques in the future, we may not be able to eliminate or reduce the effects of currency fluctuations. As a result, exchange rate fluctuations could have an adverse impact on our operating results.

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

     No matters were submitted during the fourth quarter of 2006 to a vote of security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock, 2005 and 2006

     Our common stock is traded on the New York Stock Exchange under the symbol "SFY." The high and low quarterly closing sales prices for the common stock for 2005 and 2006 were as follows:

                         2005                                   2006
         -------------------------------------  -------------------------------------
          First    Second    Third    Fourth     First    Second    Third    Fourth
         Quarter  Quarter   Quarter  Quarter    Quarter  Quarter   Quarter  Quarter
         -------------------------------------  -------------------------------------
  Low     $24.77   $26.22   $37.31    $39.82     $35.48   $35.61   $40.06    $39.10
  High    $30.64   $36.75   $48.86    $50.01     $49.50   $45.22   $48.00    $51.84

     Since inception, no cash dividends have been declared on our common stock. Cash dividends are restricted under the terms of our credit agreements, as discussed in Note 4 to the consolidated financial statements, and we presently intend to continue a policy of using retained earnings for expansion of our business.

     We had approximately 252 stockholders of record as of December 31, 2006.

Equity Compensation Plan Information

     Information regarding our equity compensation plans, including both shareholder approved plans and plans not approved by shareholders, is set forth in the Proxy Statement for our annual meeting to be held May 8, 2007 ("Proxy Statement"), which Proxy Statement is to be filed within 120 days after Registrant's fiscal year end of December 31, 2006, and which information is incorporated herein by reference.

Share Performance Graph

     The following Share Performance Graph shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

                                       Beginning
              Transaction   Closing      No. Of     Dividend    Dividend      Shares      Ending     Cum. Tot.
    Date*        Type       Price**    Shares***    per Share     Paid      Reinvested    Shares      Return

    31-Dec-01    Begin      20.200         4.95                                            4.950      100.00

    31-Dec-02  Year End      9.670         4.95                                            4.950       47.87

    31-Dec-03  Year End     16.850         4.95                                            4.950       83.42

    31-Dec-04  Year End     28.940         4.95                                            4.950      143.27

    31-Dec-05  Year End     45.070         4.95                                            4.950      223.12

    31-Dec-06     End       44.810         4.95                                            4.950      221.83


*  Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***'Begin Shares' based on $100 investment.


[GRAPHIC OMITTED]

Item 6. Selected Financial Data

                                                          2006            2005           2004           2003            2002
Total Revenues                                    $615,441,230    $423,226,489   $310,276,774   $208,900,983    $149,969,811

Income (Loss) Before Income Taxes and
 Change in Accounting Principle (1)               $262,286,165    $178,439,551   $101,440,242    $50,739,178     $18,408,289

Net Income (Loss)                                 $161,565,340    $115,778,456    $68,450,917    $29,893,812     $11,923,227

Net Cash Provided by Operating Activities         $424,921,046    $285,333,484   $182,582,887   $110,827,279     $71,626,314

Per Share Data
  Weighted Average Shares Outstanding(1)            29,265,366      28,496,275     27,822,413     27,357,579      26,382,906
  Earnings (Loss) per Share--Basic(1)                    $5.52           $4.06          $2.46          $1.09           $0.45
  Earnings (Loss) per Share--Diluted(1)                  $5.38           $3.95          $2.41          $1.08           $0.45
  Shares Outstanding at Year-End                    29,742,918      29,009,530     28,089,764     27,484,091      27,201,509
  Book Value per Share at Year-End                      $26.83          $20.94         $16.88         $14.46          $13.42
  Market Price(1)
    High                                                $51.84          $50.01         $30.34         $18.00          $20.58
    Low                                                 $35.48          $24.77         $15.90          $7.60           $6.80
    Year-End Close                                      $44.81          $45.07         $28.94         $16.85           $9.67

Effect on Net Income and Earnings Per Share
 From Changes in Accounting Principles  (2)
  Cumulative Effect of Change in Accounting
    Principle (Net of Taxes)                                ---             ---            ---   ($4,376,852)             ---
  Effect per Share--Basic                                   ---             ---            ---        ($0.16)             ---
  Effect per Share--Diluted                                 ---             ---            ---        ($0.16)             ---


Assets
  Current Assets                                   $92,573,041    $115,055,135    $54,385,996    $33,460,957     $29,768,199
  Property & Equipment, Net of Accumulated
    Depreciation, Depletion, and Amortization   $1,483,312,165  $1,079,033,739   $923,438,160   $815,807,003    $721,617,941
Total Assets                                    $1,585,681,758  $1,204,412,622   $990,573,147   $859,838,544    $767,005,859


Liabilities
  Current Liabilities                             $145,975,288     $98,421,014    $68,618,291    $69,353,342     $46,884,184
  Long-Term Debt                                  $381,400,000    $350,000,000   $357,500,000   $340,254,783    $324,271,973
Total Liabilities                                 $787,764,786    $597,094,455   $516,401,007   $462,447,280    $401,932,675

Stockholders' Equity                              $797,916,972    $607,318,167   $474,172,140   $397,391,264    $365,073,184

Number of Employees                                        345             311            272            241             234

Producing Wells
  Swift Operated                                           973             898            835            870             820
  Outside Operated                                         112              69             97            128             112
Total Producing Wells                                    1,085             967            932            998             932

Wells Drilled (Gross)                                       63              64             66             75              36

Proved Reserves
  Natural Gas (Mcf)                                324,131,417     287,473,150    318,246,294    335,804,862     326,731,672
  Oil, NGL, & Condensate (barrels)                  82,119,084      79,053,056     80,267,208     80,759,903      70,438,963
Total Proved Reserves (Mcf equivalent)             816,845,916     761,791,482    799,849,539    820,364,284     749,365,449

Production (Mcf equivalent)(3)                      70,204,544      59,589,526     58,318,502     53,158,384      49,752,346

Average Sales Price
  Natural Gas (per Mcf)                                  $5.05           $5.23          $4.12          $3.42           $2.30
  Natural Gas Liquids (per barrel)(4)                   $32.15          $28.04         $22.52         $17.60          $12.82
  Oil (per barrel)(4)                                   $64.47          $53.63         $40.24         $29.89          $24.52
  Mcf Equivalent                                         $8.57           $7.11          $5.34          $3.97           $2.84

(1)Amounts have been retroactively restated in all periods presented to give recognition to: (a) the adoption in 1998 of Statement of Financial Accounting Standards No. 128, "Earnings per Share," and (b) the adoption in 2003 of
Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which affected our presentation of 1999 results by reclassifying the loss on early extinguishment of debt from an extraordinary item to an operating item.

(2)We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. We adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Transactions" on January 1, 2001.

(3)Natural gas production from 1996 to 2000 includes volumes under a production payment agreement ranging from 1.2 Bcfe in 1996 to 0.4 Bcfe in 2000.

(4)Prior to 2002, we combined NGLs with natural gas for reporting purposes.

            2001           2000           1999           1998            1997          1996
    $183,807,490   $191,624,946   $110,671,007    $82,469,221     $74,712,180   $56,298,026


    ($34,192,333)    92,449,488    $29,736,151   ($73,391,581)    $33,129,606   $28,785,783

    ($22,347,765)   $59,184,008    $19,286,574   ($48,225,204)    $22,310,189   $19,025,450

    $139,884,255   $128,197,227    $73,603,426    $54,249,017     $55,255,965   $37,102,578


      24,732,099     21,244,684     18,050,106     16,436,972      16,492,856    15,000,901
         ($0.90)          $2.79          $1.07        ($2.93)           $1.35         $1.27
         ($0.90)          $2.51          $1.07        ($2.93)           $1.26         $1.25

      24,795,564     24,608,344     20,823,729     16,291,242      16,459,156    15,176,417
          $12.61         $13.50          $8.18          $6.71           $9.69         $9.41

          $37.70         $43.50         $13.31         $21.00          $34.20        $28.86
          $16.66          $9.75          $5.69          $6.94          $16.93         $9.89
          $20.20         $37.63         $11.50          $7.38          $21.06        $27.16




      ($392,868)            ---            ---            ---             ---           ---
         ($0.01)            ---            ---            ---             ---           ---
         ($0.01)            ---            ---            ---             ---           ---



     $36,752,980    $41,872,879    $50,605,488    $35,246,431     $29,981,786  $101,619,478

    $628,304,060   $524,052,828   $392,986,589   $356,711,711    $301,312,847  $200,010,375
    $671,684,833   $572,387,001   $454,299,414   $403,645,267    $339,115,390  $310,375,264



     $73,245,335    $64,324,771    $34,070,085    $31,415,054     $28,517,664   $32,915,616
    $258,197,128   $134,729,485   $239,068,423   $261,200,000    $122,915,000  $115,000,000
    $359,032,113   $240,232,846   $283,895,297   $294,282,628    $179,714,470  $167,613,654

    $312,652,720   $332,154,155   $170,404,117   $109,362,639    $159,400,920  $142,761,610

             209            181            173            203             194           191


             854            817            769            836             650           842
             381            711            788            917             917           986
           1,235          1,528          1,557          1,753           1,567         1,828

              53             70             27             75             182           153


     324,912,125    418,613,976    329,959,750    352,400,835     314,305,669   225,758,201
      53,482,636     35,133,596     20,806,263     13,957,925       7,858,918     5,484,309
     645,807,939    629,415,552    454,797,327    436,148,385     361,459,177   258,664,055

      44,791,202     42,356,705     42,874,303     39,030,030      25,393,744    19,437,114


           $4.23          $4.24          $2.40          $2.08           $2.68         $2.57
             ---            ---            ---            ---             ---           ---

          $22.64         $29.35         $16.75         $11.86          $17.59        $19.82
           $4.05          $4.47          $2.54          $2.05           $2.72         $2.71

Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our financial information and our audited consolidated financial statements and accompanying notes for the years ended December 31, 2006, 2005, and 2004 included with this report. The following information contains forward-looking statement;, see "Forward-Looking Statements" on page 45 of this report.

Overview

     Swift Energy had record net income, cash flow, and production for 2006. Net income increased 40% to $161.6 million and cash flow from operations increased 49% to $425 million, in each case compared to 2005 amounts. Production increased 18% to 70.2 Bcfe over hurricane affected production a year earlier, principally attributable to our continued success in Lake Washington, with our 2006 production increase matching in one year our cumulative production increase over the prior three years. We ended 2006 with total proved reserves of 817 Bcfe, an increase of 7% over year-end 2005 reserves. We also had record revenues of $615.4 million for 2006, an increase of 45% over 2005 levels. Our weighted average sales price increased 20% to $8.57 per Mcfe for 2006 from $7.11 in 2005. Of our $177.8 million increase in oil and gas sales revenues, 60% came from a
2.0 million barrel increase in oil volumes produced, with the remainder attributable to higher oil prices during 2006.

     Our capital expenditures more than doubled from 2005 to 2006, principally due to our acquisition of five substantial onshore properties in South Louisiana from BP America Production Company for $167.9 million in cash and the increase in our spending on drilling and development, predominantly in our South Louisiana region. Although the acquisition did not appreciably add to our 2006 production volumes, it added 58 Bcfe of proved reserves, about one-third of which were proved undeveloped, resulting in our proved undeveloped reserves increasing to 56% of total reserves at year-end 2006, compared to 50% the previous year.

     Our overall costs and expenses increased in 2006 by 44%. In 2007, we will focus upon our capital efficiency by managing our costs and expenses, always a difficult task in the inflationary cost environment prevalent in the industry over the last several years, and especially over the last year when recent declines in commodity prices have not been matched by comparable declines in prices of oilfield equipment and services. The largest increase in these costs and expenses is due to increased depreciation, depletion and amortization expense, not only due to our larger depletable property base and higher production, but also due to increases in future development costs to reflect industry inflation. We expect cost pressures to continue to affect the industry throughout 2007, with tightening availability of crews as well as increasing costs of services and basic equipment.

     Our year-end 2006 proved reserves were 50% crude oil, 40% natural gas, and 10% NGLs, almost identical to the percentage splits a year earlier. Our 2006 production, however, was 61% crude oil, up from 52% in 2005, which allowed us to take advantage of the over 20% increase in oil prices, while natural gas prices fell during the year. Domestic proved reserves increased at year-end 2006 to
710.4 Bcfe (87% of our total proved reserves), while proved reserves in New Zealand decreased to 106.4 Bcfe at year-end 2006, primarily attributable to 2006 production. For 2007, we are considering conducting an expanded 3-D seismic survey in New Zealand prior to continuing drilling activities.

     Our financial position remains strong. Our debt to capitalization ratio was 32% at December 31, 2006, compared to 37% at year-end 2005, as debt levels increased in 2006 and retained earnings increased as a result of the current period profit, with net debt per Mcfe of $0.47 per Mcfe at year-end 2006. Our debt to PV-10 ratio increased to 14% at December 31, 2006 compared to 11% at December 31, 2005, primarily due to lower natural gas prices at year-end 2006 and an increase in our total debt, partially offset by higher oil and natural gas reserves volumes. Lower year-end commodity prices, principally natural gas, decreased our PV-10 value and standardized measure at the end of 2006 compared to the prior year-end.

     Our  current  2007  capital  expenditure  budget  is $350  million  to $400
million,  net  of  minor  non-core   dispositions  and  excluding  any  property
acquisitions. Approximately 95% of the budget is targeted for domestic activities, predominantly in our South Louisiana region, with about 5% planned for activities in the New Zealand region. For 2007, we are targeting total production to increase 7% to 10% and proved reserves to increase 4% to 6% over 2006 levels. We may also increase our capital expenditure budget if commodity prices rise during the year or if strategic opportunities warrant. If 2007 capital expenditures exceed our cash flow from operating activities, we can fund these expenditures with our credit facility to fund these expenditures.

     During 2007, we plan to further develop our inventory of properties in South Louisiana using our expertise and experience gained in expanding and producing in Lake Washington, together with significant 3-D seismic information, to exploit our other prospect areas covered by similar geological features. This broad prospect inventory will allow us to be selective in choosing drilling opportunities so we can create long-life reserves while at the same time raising our production significantly, which we did during 2006 mainly through organic production growth.

Results of Operations -- Years Ended 2006, 2005, and 2004

     Revenues. Our revenues in 2006 increased by 45% compared to revenues in 2005 primarily due to increases in oil production from our Lake Washington area and increases in oil prices, and our revenues in 2005 increased by 36% compared to 2004 revenues due primarily to increases in oil and natural gas prices and in production from our Lake Washington and Rimu/Kauri areas. Revenues from our oil and gas sales comprised substantially all of total revenues for 2006, 2005, and 2004. Crude oil production was 61% of our production volumes in 2006, 52% in 2005, and 49% in 2004. Natural gas production was 32% of our production volumes in 2006, 40% in 2005, and 41% in 2004. Domestic production was 81% of our total production volumes in 2006, and 72% in both 2005 and 2004.

     The following table provides information regarding the changes in the sources of our oil and gas sales and volumes for the years ended December 31, 2006, 2005, and 2004:

                                                                                                   Oil and Gas
                                                                  Oil and Gas Sales               Sales Volume
                                                             -----------------------------  -------------------------
                                                                     (In millions)                    (Bcfe)
Area                                                           2006      2005       2004      2006     2005     2004
----                                                         --------  --------   --------  -------  -------   ------
AWP Olmos....................................................$   53.7  $   61.7   $   49.9      7.5      7.7      9.0
Brookeland...................................................    15.6      20.4       18.0      2.1      2.9      3.4
Lake Washington..............................................   397.2     229.2      152.3     38.7     26.7     23.2
Masters Creek................................................    13.3      17.9       21.0      1.7      2.4      3.7
Cote Blanche Island/Bay de Chene.............................    29.3       7.4        0.0      3.1      0.9      0.0
Other........................................................    28.4      19.3       17.5      3.6      2.4      2.8
                                                             --------      ----   --------  -------  -------   ------
   Total Domestic............................................$  537.5  $  355.9   $  258.7     56.7     43.0     42.1
Rimu/Kauri...................................................    36.8      41.6       24.5      6.3      8.2      5.3
TAWN.........................................................    27.2      26.3       28.1      7.2      8.3     11.0
                                                             --------  --------   --------  -------  -------   ------
   Total New Zealand.........................................$   64.0  $   67.9   $   52.6     13.5     16.5     16.3
                                                             --------  -------    --------  -------  -------   ------
 Total.......................................................$  601.6  $  423.8   $  311.3     70.2     59.6     58.3
                                                             ========  ========   ========  =======  =======   ======


     Oil and gas sales in 2006 increased by 42%, or $177.8 million, from the level of those revenues for 2005, and our net sales volumes in 2006 increased by 18%, or 10.6 Bcfe, over net sales volumes in 2005. Average prices for oil increased to $64.47 per Bbl in 2006 from $53.63 per Bbl in 2005. Average natural gas prices decreased to $5.05 per Mcf in 2006 from $5.23 per Mcf in 2005. Average NGL prices increased to $32.15 per Bbl in 2006 from $28.04 per Bbl in 2005.

     In 2006, our $177.8 million increase in oil, NGL, and natural gas sales resulted from:

    o Volume variances that had a $101.1 million favorable impact on sales, with $108.9 million of increases attributable to the 2.0 million Bbl increase in oil sales volumes, offset by a decrease of $3.5 million due to the 0.1 million Bbl decrease in NGL sales volumes, and a decrease of $4.3 million due to the 0.8 Bcf decrease in natural gas sales volumes; and

    o Price variances that had a $76.7 million favorable impact on sales, of which $78.0 million was attributable to the 20% increase in average oil prices received, and $2.9 million was attributable to the 15% increase in NGL prices, offset by a decrease of $4.2 million attributable to the 3% decrease in natural gas prices.

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

     In 2005, our $112.5 million increase in oil, NGL, and natural gas sales resulted from:

    o Price variances that had a $100.0 million favorable impact on sales, of which $69.1 million was attributable to the 33% increase in average oil prices received, $26.3 million was attributable to the 27% increase in natural gas prices and $4.6 million was attributable to the 24% increase in NGL prices; and

    o Volume variances that had a $12.5 million favorable impact on sales, with $17.6 million of increases attributable to the 0.4 million Bbl increase in oil sales volumes, offset by a decrease of $4.6 million due to the 0.2 million Bbl decrease in NGL sales volumes, and a decrease of $0.5 million due to the 0.1 Bcf decrease in natural gas sales volumes.

The following table provides additional information regarding our quarterly oil and gas sales:

                                            Sales Volume                            Average Sales Price
                                            ------------                            -------------------
                                                                                                       Natural
                              Oil          NGL         Gas      Combined          Oil        NGL         Gas
                           -------      -------     -------    ---------      ---------  ---------   ---------
                            (MBbl)       (MBbl)       (Bcf)      (Bcfe)          (Bbl)      (Bbl)       (Mcf)
  2004:
  First....................  1,124          277         5.9        14.3         $ 34.14    $ 22.30      $ 3.64
  Second...................  1,142          269         5.8        14.3         $ 37.24    $ 18.84      $ 4.19
  Third....................  1,076          251         6.0        13.9         $ 41.99    $ 23.33      $ 3.97
  Fourth...................  1,380          243         6.1        15.9         $ 46.33    $ 26.01      $ 4.67
                             -----        -----        ----        ---
     Total.................  4,722        1,040        23.7        58.3         $ 40.24    $ 22.52      $ 4.12
                             =====        =====        ====        ===
  2005:
  First....................  1,321          223         6.3        15.5         $ 47.66    $ 26.79      $ 4.25
  Second...................  1,426          209         6.1        15.9         $ 50.24    $ 22.95      $ 4.67
  Third....................  1,059          204         5.9        13.5         $ 59.66    $ 31.84      $ 5.29
  Fourth...................  1,353          202         5.3        14.7         $ 58.31    $ 30.83      $ 6.97
                             -----         ----        ----        ---
     Total.................  5,159          838        23.6        59.6         $ 53.63    $ 28.04      $ 5.23
                             =====         ====        ====        ===
  2006:
  First....................  1,611          152         6.0        16.5         $ 60.83    $ 30.34      $ 5.38
  Second...................  1,636          138         5.6        16.3         $ 69.63    $ 29.72      $ 4.79
  Third....................  1,992          220         5.5        18.8         $ 69.62    $ 36.18      $ 4.87
  Fourth...................  1,951          203         5.7        18.6         $ 57.88    $ 30.79      $ 5.14
                             -----         ----        ----        ---
     Total.................  7,190          713        22.8        70.2         $ 64.47    $ 32.15      $ 5.05
                             =====         ====        ====        ===

     In 2006, we settled all insurance claims with our insurers relating to hurricanes Katrina and Rita for approximately $30.5 million and entered into a confidential final settlement agreement. The receipt of these amounts resulted in a benefit of $7.7 million in 2006 recorded in "Price-risk management and other, net," for the portion of the above referenced settlement, which we have determined to be non-property damage related claims. Approximately $22.8 million of the above referenced settlement was determined to be property damage related claims. We recorded $14.1 million of the property related settlement as a reduction to "Proved properties" on the accompanying consolidated balance sheet, as this related to reimbursement of capital costs we incurred. We also recorded $8.7 million of the property related settlement as a reduction to "Lease operating cost" on the accompanying consolidated statement of income, as this related to reimbursement of repair costs which had been expensed as incurred. In the accompanying consolidated statement of cash flows, we have recorded the reimbursement which reduced "Proved properties" as a reduction of "Net Cash Used in Investing Activities" and the remainder of the insurance settlement was recorded as an increase to "Net Cash Provided by Operating Activities."

     Costs and Expenses. Our expenses in 2006 increased $108.4 million, or 44%, compared to 2005 expenses. The majority of the increase was due to a $61.8 million increase in DD&A, a $23.3 million increase in severance and other taxes, and a $15.2 million increase in lease operating costs, all of which are primarily due to increased production volumes in 2006. Increased commodity prices also increased severance and other taxes, and higher full cost pool balances increased DD&A, offset somewhat by increased reserves volumes in 2006. Our expenses in 2005 increased $36.0 million, or 17%, compared to 2004 expenses. The majority of the increase was due to a $25.9 million increase in DD&A, an $11.8 million increase in severance and other taxes, and a $6.1 million increase in lease operating costs, all of which are primarily due to increased commodity prices and production volumes in 2005. This increase was partially offset by the absence of $9.5 million of debt retirement costs incurred in 2004.

     Our 2006 general and administrative expenses, net, increased $9.1 million, or 41%, from the level of such expenses in 2005, while 2005 general and administrative expenses, net, increased $4.4 million, or 25%, over 2004 levels. The increase in both 2006 and 2005 were primarily due to increased salaries and burdens associated with our expanded workforce. Costs also increased in 2006 as a result of expensing stock options and increased restricted stock grants, and increased in 2005 due to restricted stock compensation. For the years 2006, 2005, and 2004, our capitalized general and administrative costs totaled $28.3 million, $18.8 million, and $13.1 million, respectively. Our net general and administrative expenses per Mcfe produced increased to $0.45 per Mcfe in 2006 from $0.37 per Mcfe in 2005 and $0.30 per Mcfe in 2004. The portion of supervision fees recorded as a reduction to general and administrative expenses was $8.8 million for 2006, $7.8 million for 2005, and 5.8 million for 2004.

     DD&A increased $61.8 million, or 58%, in 2006 from 2005 levels, while 2005 DD&A increased $25.9 million, or 32%, from 2004 levels. Domestically, DD&A increased $58.1 million in 2006 due to increases in the depletable oil and gas property base and higher production, partially offset by higher reserves volumes. In New Zealand, DD&A increased by $3.7 million in 2006 due to an increase in the depletable oil and gas property base and lower reserves. In 2005, our domestic DD&A increased $18.8 million due to increases in the depletable oil and gas property base, slightly higher production in the 2005 period and lower reserves volumes. In New Zealand, DD&A increased by $7.1 million in 2005 due to the same reasons. Our DD&A rate per Mcfe of production was $2.41 in 2006, $1.80 in 2005, and $1.40 in 2004, resulting from increases in per unit cost of reserves additions.

     We recorded $1.0 million, $0.8 million, and $0.7 million of accretions to our asset retirement obligation in 2006, 2005, and 2004, respectively.

     Our lease operating costs per Mcfe produced were $0.89 in 2006, $0.79 in 2005 and $0.71 in 2004. Our lease operating costs in 2006 increased $15.2 million, or 32%, over the level of such expenses in 2005, while 2005 costs increased $6.1 million, or 15% over 2004 levels. Approximately $15.0 million of the increase in lease operating costs during 2006 was related to our domestic operations, which increased primarily due to increased production and was also impacted by increased well insurance premiums. Our lease operating cost in New Zealand increased in 2006 by $0.1 million due to increases in well operating costs and storage and handling costs.

     Severance and other taxes increased $23.3 million, or 55%, over 2005 levels, while in 2005 these taxes increased $11.8 million, or 39% over 2004 levels. The increases were due primarily to higher commodity prices and increased Lake Washington production in each of the periods. Severance taxes on oil in Louisiana are 12.5% of oil sales, which is higher than in the other states where we have production. As our percentage of oil production in Louisiana increases, the overall percentage of severance costs to sales also increases. Severance and other taxes, as a percentage of oil and gas sales, were approximately 10.9%, 10.0% and 9.8% in 2006, 2005 and 2004, respectively.

     Our total interest cost in 2006 was $32.8 million, of which $9.2 million was capitalized. Our total interest cost in 2005 was $32.1 million, of which $7.2 million was capitalized. Our total interest cost in 2004 was $34.2 million, of which $6.5 million was capitalized. Interest expense on our 7-5/8% senior notes due 2011 issued in June 2004, including amortization of debt issuance costs, totaled $11.9 million in both 2006 and 2005 and $6.2 million in 2004. Interest expense on our 9-3/8% senior subordinated notes due 2012 issued in April 2002, including amortization of debt issuance costs, totaled the same $19.2 million in 2006, 2005, and 2004. Interest expense on our 10-1/4% senior subordinated notes issued in August 1999 and repurchased and retired in 2004, including amortization of debt issuance costs, totaled $7.4 million in 2004. Interest expense on our bank credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.5 million in 2006, $1.0 million in 2005, and $1.5 million in 2004. Other interest cost was $0.1 million in 2006. We capitalize a portion of interest related to unproved properties. The decrease of interest expense in 2006 was primarily due to an increase in capitalized interest costs, partially offset by an increase in credit facility interest. The decrease of interest expense in 2005 was primarily due to the lower interest rate applicable to the 7-5/8% notes issued in June 2004 versus the 10-1/4% notes retired at that time.

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

     Our overall effective tax rate was 38.4% for 2006, 35.1% for 2005 and 32.5% for 2004. The effective tax rate for 2006 was higher than the statutory rate primarily because of state income taxes and a valuation allowance, partially offset by favorable adjustments for the currency effect on the New Zealand deferred tax calculation. For 2005, the effective rate was about the same as the statutory rate as state income taxes and the currency effect adjustments essentially offset. For 2004, the effective rate was less than the statutory rate due to favorable adjustments for currency effect and corrections to tax basis amounts, partially offset by deferred state income taxes.

     Net Income. Our net income in 2006 of $161.6 million was 40% higher than our 2005 net income of $115.8 million due to higher oil prices and increased production.

     Our net income in 2005 of $115.8 million was 69% higher than our 2004 net income of $68.5 million due to higher commodity prices and increased production.

Contractual Commitments and Obligations

     Our contractual commitments for the next five years and thereafter as of December 31, 2006 are as follows:

                                                   2007       2008       2009       2010       2011     Thereafter     Total
                                                   ----       ----       ----       ----       ----     ----------     -----
                                                                                (In thousands)
Non-cancelable operating leases(1)................$  5,345  $  5,321   $  3,334   $  3,293   $  3,225    $  10,109  $  30,627
Asset retirement obligation(2)....................   1,650     2,313      2,019      2,110      2,205       24,163     34,460
Computer System Implementation....................   3,261        --         --         --         --           --      3,261
Construction costs................................   5,223        --         --         --         --           --      5,223
Drilling rigs, seismic and pipe inventory.........  28,873        --         --         --         --           --     28,873
7-5/8% senior notes due 2011(3)...................      --        --         --         --    150,000           --    150,000
9-3/8% senior subordinated notes due 2012(3)......      --        --         --         --         --      200,000    200,000
Credit facility(4)................................      --        --         --         --     31,400           --     31,400
                                                  --------        --   --------   --------   ---------   ---------  ---------
  Total...........................................$ 44,352   $ 7,634   $  5,353   $  5,403   $ 186,830   $ 234,272  $ 483,844
                                                  ========   =======   ========   ========   =========   =========  =========

(1) Our most significant office lease is in Houston, Texas and it extends until 2015.

(2) Amounts shown by year are the fair values at December 31, 2006.

(3) Amounts do not include the interest obligation, which is paid semiannually.

(4) The credit facility expires in October 2011 and these amounts exclude a $0.8 million standby letter of credit outstanding under this facility.

Commodity Price Trends and Uncertainties

     Oil and natural gas prices historically have been volatile and are expected to continue to be volatile in the future. The price of oil has increased over the last two years and is at historical highs when compared to longer-term historical prices. Factors such as worldwide supply disruptions, worldwide economic conditions, weather conditions, fluctuating currency exchange rates, and political conditions in major oil producing regions, especially the Middle East, can cause fluctuations in the price of oil. Domestic natural gas prices continue to remain high when compared to longer-term historical prices. North American weather conditions, the industrial and consumer demand for natural gas, storage levels of natural gas, and the availability and accessibility of natural gas deposits in North America can cause significant fluctuations in the price of natural gas.

Income Tax Regulations

     The tax laws in the jurisdictions we operate in are continuously changing and professional judgments regarding such tax laws can differ.

Liquidity and Capital Resources

     During 2006, we relied upon our net cash provided by operating activities of $424.9 million, credit facility borrowings of $31.4 million, property sales proceeds of $24.7 million, and cash balances to fund capital expenditures of $557.5 million including $194.3 million of acquisitions. During 2005, we largely relied upon our net cash provided by operating activities of $285.3 million to fund capital expenditures of $264.5 million including $28.9 million of acquisitions.

     Net Cash Provided by Operating Activities. For 2006, our net cash provided by operating activities was $424.9 million, representing a 49% increase as compared to $285.3 million generated during 2005. The $139.6 million increase in 2006 was primarily due to an increase of $177.8 million in oil and gas sales, attributable to higher oil prices and production, offset in part by higher lease operating costs and severance taxes due to higher oil prices and higher domestic production. In 2005, our net cash provided by operating activities was $285.3 million, representing a 56% increase as compared to $182.6 million generated during 2004. The $102.8 million increase in 2005 was primarily due to an increase of $112.5 million in oil and gas sales, attributable to higher commodity prices and production, offset in part by higher lease operating costs due to higher domestic production and severance taxes as a result of higher commodity prices.

     Accounts Receivable. We assess the collectibility of accounts receivable, and, based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both December 31, 2006 and 2005, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total "Accounts receivable" balances on the accompanying balance sheets.

     Existing Credit Facility. We had borrowings of $31.4 million under our bank credit facility at December 31, 2006, and no outstanding borrowings at December 31, 2005. Our bank credit facility at December 31, 2006 consisted of a $500.0 million revolving line of credit with a $250.0 million borrowing base. The borrowing base is re-determined at least every six months and was reaffirmed by our bank group at $250.0 million, effective November 1, 2006. Under the terms of our bank credit facility, we can increase this commitment amount to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. Our revolving credit facility includes requirements to maintain certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX), and limitations on incurring other debt. We are in compliance with the provisions of this agreement.

     Our access to funds from our credit facility is not restricted under any "material adverse condition" clause, a clause that is common for credit agreements to include. A "material adverse condition" clause can remove the obligation of the banks to fund the credit line if any condition or event would reasonably be expected to have an adverse or material effect on operations, financial condition, prospects or properties, and would impair the ability to make timely debt repayments. Our credit facility includes covenants that require us to report events or conditions having a material adverse effect on our financial condition. The obligation of the banks to fund the credit facility is not conditioned on the absence of a material adverse effect.

     Working Capital. Our working capital declined from a surplus of $16.6 million at December 31, 2005, to a deficit of $53.4 million at December 31, 2006. The decrease primarily resulted from a decrease in cash and cash equivalents due to property acquisitions during the fourth quarter of 2006.

     Debt Maturities. Our credit facility, with a balance of $31.4 million at December 31, 2006, extends until October 3, 2011. Our $150.0 million of 7-5/8% senior notes mature July 15, 2011, and our $200.0 million of 9-3/8% senior subordinated notes mature May 1, 2012.

     On or after May 1, 2007, we are entitled to redeem our $200.0 million of 9-3/8% senior subordinated notes at a redemption price, plus accrued and unpaid interest, of 104.688% of principal. If these notes were redeemed, we would most likely use a combination of drawings upon our credit facility, cash flows from operations, and the use of debt and/or equity offerings to fund any such redemption.

     Capital Expenditures. In 2006 we relied upon our net cash provided by operating activities of $424.9, credit facility borrowings of $31.4 million, property sales proceeds of $24.7 million, and cash balances to fund capital expenditures of $557.5 million including $194.3 million of acquisitions. Our total capital expenditures of approximately $557.5 million in 2006 included:

    Domestic expenditures of $502.3 million as follows:

    o   $214.9   million  for  drilling  and   developmental   activity   costs,
        predominantly in our South Louisiana area;

    o $200.5 million for acquisitions of properties, primarily in our South Louisiana area;

    o   $20.5 million on exploratory drilling;

    o   $51.1  million  of  domestic   prospect  costs,   principally   prospect
        leasehold, 3-D seismic activity, and geological costs of unproved prospects;

    o $15.3 million primarily for leasehold improvements, computer equipment, software, furniture, and fixtures;

    New Zealand expenditures of $55.2 million as follows:

    o $28.8 million for drilling costs and developmental activity costs, predominantly in our Rimu/Kauri area;

    o   $15.7 million on exploratory drilling;

    o $10.4 million on prospect costs, principally prospect leasehold, seismic and geological costs of unproved properties;

    o   $0.3 million for computer equipment, software, furniture, and fixtures.

     We continue to spend considerable time and capital on facility capacity upgrades in the Lake Washington field, and increased facility capacity at year-end 2006 to approximately 28,000 barrels per day for crude oil, up from 9,000 barrels per day capacity in the first quarter of 2003. We have upgraded three production platforms, added new compression for the gas lift system, and installed a new oil delivery system and permanent barge loading facility. During 2006, we began planning for the addition of a fourth production platform which will increase our processing capacity another 10,000 barrels per day by mid-2008.

     We completed 45 of 63 wells in 2006, for a success rate of 71%. Domestically, we completed 42 of 49 development wells for a success rate of 86% and were unsuccessful on six exploratory wells, including five very shallow exploration wells in the AWP Olmos area which cost $0.5 million in the aggregate, and one non-operated well in Alaska. A total of 21 development wells were drilled in the Lake Washington area, of which 18 were completed, and 15 development wells were drilled in the AWP Olmos area, of which 14 were completed. We also drilled six development wells in the Bay de Chene area, of which three were completed, drilled three successful development wells in each of the Cote Blanche Island and South Bearhead Creek areas, and drilled one successful development well in the Brookeland area. In New Zealand, we completed three of four development wells but were unsuccessful on four exploratory wells.

     Our capital expenditures were approximately $264.5 million in 2005 and $171.1 million in 2004. In 2005, we relied upon our net cash provided by operating activities of $285.3 million to fund capital expenditures of $264.5 million, including acquisitions of $28.9 million. During 2004, we relied upon our net cash provided by operating activities of $182.6 million, the issuance of our 7-5/8% senior notes due 2011, proceeds from the sale of non-core properties and equipment of $5.1 million, less the repayment of our 10-1/4% senior subordinated notes due 2009 to fund capital expenditures of $198.3 million, including acquisitions of $27.2 million. Our total capital expenditures in 2005 of approximately $264.5 million included:

    Domestic expenditures of $215.8 million as follows:

    o   $111.0   million  for  drilling  and   developmental   activity   costs,
        predominantly in our Lake Washington area;

    o $29.6 million on property acquisitions, including $28.9 million to acquire properties in the South Bearhead Creek field;

    o $36.8 million on exploratory drilling, mainly in our Lake Washington area;

    o $34.4 million of prospect costs, principally prospect leasehold, 3-D seismic activity, and geological costs of unproved prospects;

    o $3.6 million primarily for a field office building, computer equipment, software, furniture, and fixtures;

    o $0.3 million on gas processing plants in the Brookeland and Masters Creek areas; and

    o   less than $0.1 million on field compression facilities.

    New Zealand expenditures of $48.7 million as follows:

    o $27.2 million for drilling costs and developmental activity costs, predominantly in our Rimu/Kauri area;

    o   $13.6 million on exploratory drilling;

    o $6.9 million on prospect costs, principally prospect leasehold, seismic and geological costs of unproved properties;

    o   $0.8 million on gas processing plants; and

    o   $0.2 million for computer equipment, software, furniture, and fixtures.

     In 2005, we participated in drilling 45 domestic development wells and nine domestic exploratory wells, of which 37 development wells and five exploratory wells were completed. In New Zealand we drilled five development wells, of which two were completed, and five exploratory wells, of which one was completed.

New Accounting Pronouncements

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payment" (SFAS No. 123R) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123R, we accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to
Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for employee stock option grants. Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of adopting SFAS No. 123R on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006, were $3.4 million, $2.8 million, $0.09, and $0.09 lower, respectively. Upon adoption of SFAS 123R, we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one recognizing expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards. This amount was recorded in "General and Administrative, net" in the accompanying consolidated statements of income.

     In September 2006, the SEC released SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ( SAB 108). SAB 108 addresses the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 became effective for our fiscal year ended December 31, 2006. The adoption of this statement had no impact on our financial position or results of operations.

     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this
Interpretation is not expected to have a material impact on its financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes, according to reliability, the methods and inputs used in valuations. SFAS No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS No. 157 are effective for us in the first quarter 2008. The Company has not yet determined what impact, if any, this statement will have on its financial position or results of operations.

Proved Oil and Gas Reserves

     At year-end 2006, our total proved reserves were 816.8 Bcfe with a PV-10 Value of $2.7 billion (PV-10 is a non-GAAP measure, see the section titled "Oil and Natural Gas Reserves" in our Property section for a reconciliation of this non-GAAP measure to the closest GAAP measure, the standardized measure). In 2006, our proved natural gas reserves increased 36.7 Bcf, or 13%, while our proved oil reserves increased 4.0 MMBbl, or 6%, and our NGL reserves decreased
0.9 MMBbl, or 6%, for a total equivalent increase of 55.1 Bcfe, or 7%. In 2005, our proved natural gas reserves decreased by 30.8 Bcf, or 10%, while our proved oil reserves decreased by 0.7 MMBbl, or 1%, and our NGL reserves decreased by
0.5 MMBbl, or 3%, for a total equivalent decrease of 38.1 Bcfe, or 5%. We added reserves over the past three years through both our drilling activity and purchases of minerals in place. Through drilling we added 72.8 Bcfe (1.2 Bcfe of which came from New Zealand) of proved reserves in 2006, 31.6 Bcfe (2.0 Bcfe of which came from New Zealand) in 2005, and 7.2 Bcfe (all of which was domestic) in 2004. Through acquisitions we added 77.8 Bcfe of proved reserves in 2006,
28.9 Bcfe in 2005, and 43.4 Bcfe in 2004. At year-end 2006, 44% of our total proved reserves were proved developed, compared with 50% at year-end 2005 and 56% at year-end 2004.

     Despite increased reserves volumes, the PV-10 Value of our total proved reserves at year-end 2006 decreased 15% from the PV-10 Value at year-end 2005. Gas prices decreased in 2006 to $5.46 per Mcf from $8.94 per Mcf at year-end 2005, compared to $5.16 per Mcf at year-end 2004. Oil prices increased in 2006 to $60.41 per Bbl from $60.12 per Bbl at year-end 2005, compared to $41.07 in 2004. Under SEC guidelines, estimates of proved reserves must be made using year-end oil and gas sales prices and are held constant for that year's reserves calculation throughout the life of the properties. Subsequent changes to such year-end oil and gas prices could have a significant impact on the calculated PV-10 Value.

Critical Accounting Policies

     The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note 1 to the consolidated financial statements.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amount of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:


         o the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties and the related present value of estimated future net cash flows there-from,

         o accruals related to oil and gas revenues, capital expenditures and lease operating expenses,

         o      estimates of insurance recoveries related to property damage,

         o      estimates in the calculation of stock  compensation  expense,

         o estimates of our ownership in properties prior to final division of interest determination,

         o      the  estimated  future  cost  and  timing  of  asset  retirement
                obligations,   and

         o      estimates made in our income tax calculations.

     While we are not aware of any material revisions to any of our estimates, there will likely be future revisions to our estimates resulting from matters such as changes in new accounting pronouncements, ownership interests, payouts, joint venture audits, re-allocations by purchasers or pipelines, or other corrections and adjustments common in the oil and gas industry, many of which require retroactive application. These types of adjustments cannot be currently estimated and will be recorded in the period during which the adjustment occurs.

     Property and Equipment. We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the years 2006, 2005, and 2004, such internal costs capitalized totaled $28.3 million, $18.8 million, and $13.1 million, respectively. Interest costs are also capitalized to unproved oil and gas properties. For the years 2006, 2005, and 2004, capitalized interest on unproved properties totaled $9.2 million, $7.2 million, and $6.5 million, respectively. Interest not capitalized and general and administrative costs related to production and general overhead are expensed as incurred.

     Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties (including gas processing facilities, capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the recognized asset retirement obligation liability) is limited to the sum of the estimated future net revenues from proved properties (excluding cash outflows from recognized asset retirement obligations, including future development and abandonment costs of wells to be drilled, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties) adjusted for related income tax effects ("Ceiling Test"). Our hedges at December 31, 2006 consisted of natural gas price floors with strike prices higher than the period-end price and did not materially affect prices used in this calculation. This calculation is done on a country-by-country basis.

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

     Given the volatility of oil and gas prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline from our period-end prices used in the Ceiling Test, even if only for a short period, it is possible that non-cash write-downs of oil and gas properties could occur in the future. If we have declines in our oil and gas reserves volumes, which also reduce our estimate of discounted future net cash flows from proved oil and gas reserves, a non-cash write-down of our oil and gas properties could occur in the future.

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

     We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. During 2006, 2005 and 2004, we recognized net gains of $4.0 million, and net losses of $1.1 million and $1.3 million, respectively, relating to our derivative activities. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At December 31, 2006, the Company had recorded $0.3 million, net of taxes of less than $0.2 million, of derivative gains in "Accumulated other comprehensive income (loss), net of income tax" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for 2006, 2005, and 2004 was not material. We expect to reclassify all amounts currently held in "Accumulated other comprehensive income (loss), net of income tax" into the statement of income within the next three months when the forecasted sale of hedged production occurs.

     At December 31, 2006, we had in place price floors in effect for February 2007 through the March 2007 contract month for natural gas, that cover a portion of our domestic natural gas production for February 2007 to March 2007. The natural gas price floors cover notional volumes of 800,000 MMBtu, with a weighted average floor price of $7.00 per MMBtu. Our natural gas price floors in place at December 31, 2006 are expected to cover approximately 25% to 30% of our estimated domestic natural gas production from February 2007 to March 2007.

     When we entered into these transactions discussed above, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and documented and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in "Accumulated other comprehensive income (loss), net of income tax." When the hedged transactions are recorded upon the actual sale of the natural gas, these gains or losses are reclassified from "Accumulated other comprehensive income
(loss), net of income tax" and recorded in "Price-risk management and other, net" on the accompanying statement of income. The fair value of our derivatives is computed using the Black-Scholes-Merton option pricing model and is periodically verified against quotes from brokers. The fair value of these instruments at December 31, 2006, was $0.7 million and is recognized on the accompanying balance sheet in "Other current assets."

     Revenue Recognition. Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Processing costs for natural gas and natural gas liquids ("NGLs") that are paid in-kind are deducted from revenues. The Company uses the entitlement method of accounting in which the Company recognizes its ownership interest in production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in "Accounts payable and accrued liabilities" on the accompanying balance sheet. Natural gas balancing receivables are reported in "Other current assets" on the accompanying balance sheet when our ownership share of production exceeds sales. As of December 31, 2006, we did not have any material natural gas imbalances.

     Asset  Retirement  Obligation.  In  June  2001,  the  Financial  Accounting
Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. The liability is discounted from the year the well is expected to deplete. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated on a unit-of-production basis over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss which increases or decreases the full cost pool. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. Based on our experience and analysis of the oil and gas services industry, we have not factored a market risk premium into our asset retirement obligation. SFAS No. 143 was adopted by us effective January 1, 2003.

     See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of commodity risk.

     Stock Based Compensation. We have three stock-based compensation plans, which are described more fully in Note 6 to our accompanying consolidated financial statements. We account for those plans under the recognition and measurement principles of SFAS 123R, "Share-Based Compensation," and related interpretations.

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

Related-Party Transactions

     We were the operator of a number of properties owned by affiliated limited partnerships and, accordingly, charge these entities operating fees. The operating fees charged to the partnerships totaled the same $0.2 million in 2006, 2005 and 2004, and are recorded as reductions of general and administrative, net. We also have been reimbursed for administrative, and overhead costs incurred in conducting the business of the limited partnerships, which totaled $0.1 million per year in 2006 and 2005, and $0.2 million in 2004, and are recorded as reductions in general and administrative, net. As of December 31, 2006, the remaining two partnerships have been dissolved.

     We receive research, technical writing, publishing, and website-related services from Tec-Com Inc., a corporation located in Knoxville, Tennessee and controlled and majority owned by the aunt of the Company's Chairman of the Board and Chief Executive Officer. We paid approximately $0.5 million to Tec-Com for such services pursuant to the terms of the contract between the parties in 2006, and $0.4 million per year in 2005 and 2004. The contract was renewed June 30, 2004, on substantially the same terms and expires June 30, 2007. We believe that the terms of this contract are consistent with third party arrangements that provide similar services.

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

     oPrice Floors - At December 31, 2006, we had in place price floors in effect through the March 2007 contract month for natural gas. The natural gas price floors cover notional volumes of 800,000 MMBtu, with a weighted average floor price of $7.00 per MMBtu. Our natural gas price floors in place at December 31, 2006 are expected to cover approximately 25% to 30% of our domestic natural gas production in February 2007 and March 2007. The fair value of these instruments at December 31, 2006, was $0.7 million and is recognized on the accompanying balance sheet in "Other current assets." There are no additional cash outflows for these price floors, as the cash premium was paid at inception of the hedge. The maximum loss that could be sustained from these price floors in 2007 would be their fair value at December 31, 2006 of $0.7 million.

     oNew Zealand Gas Contracts - All of our gas production in New Zealand is sold under long-term, fixed-price contracts denominated in New Zealand Dollars. These contracts protect against price volatility, and our revenue from these contracts will vary only due to production fluctuations and foreign exchange rates.

     Interest Rate Risk. Our senior notes and senior subordinated notes both have fixed interest rates, so consequently we are not exposed to cash flow risk from market interest rate changes on these notes. At December 31, 2006, we had borrowings of $31.4 million under our credit facility, which bears a floating rate of interest and therefore is susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank's base rate would constitute 83 basis points and would not have a material adverse effect on our 2007 cash flows based on this same level or a modest level of borrowing.

     Income Tax Carryforwards. We had significant foreign net operating loss carryforwards at December 31, 2006. The foreign net operating losses have no expiration period, but would be cancelled if a change in control occurred at either the subsidiary or ultimate parent company level. Other loss carryforwards consist of state net operating losses and capital losses. The Company has not recorded a valuation allowance against the deferred tax assets attributable to the net operating carryovers at December 31, 2006, as management estimates that it is more likely than not that these assets will be fully utilized before they expire. The foreign net operating loss has no expiration period, but it would be cancelled if a change in control occurred at either the subsidiary or ultimate parent company level. A valuation allowance has been applied against the capital loss carryforward, as detailed in Note 3 of the accompanying consolidated financial statements. Significant changes in estimates caused by changes in oil and gas prices, production levels, capital expenditures, and other variables could impact the Company's ability to utilize the carryover amounts. If we are not able to use our carryforwards, our results of operations and cash flows will be negatively impacted.

     Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and senior notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2006 and 2005, and were determined based upon variable interest rates currently available to us for borrowings with similar terms. Based upon quoted market prices as of December 31, 2006 and 2005, the fair values of our senior subordinated notes due 2012 were $211.0 million, or 105.5% of face value, and $214.5 million, or 107.25% of face value, respectively. Based upon quoted market prices as of December 31, 2006 and 2005, the fair values of our senior notes due 2011 were $152.6 million, or 101.75% of face value, and $153.8 million, or 102.5% of face value. The carrying value of our senior subordinated notes due 2012 was $200.0 million at December 31 for both 2006 and 2005. The carrying value of our senior notes due 2011 was $150.0 million at December 31 for both 2006 and 2005.

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

Item 8. Financial Statements and Supplementary Data                        Page

Management's Report on Internal Control
       Over Financial Reporting.............................................49

Reports of Independent Registered Public Accounting Firm on Internal
       Control Over Financial Reporting.....................................50

Reports of Independent Registered Public Accounting Firm on
       Consolidated Financial Statements....................................51

Consolidated Balance Sheets.................................................52

Consolidated Statements of Income...........................................53

Consolidated Statements of Stockholders' Equity.............................54

Consolidated Statements of Cash Flows.......................................55

Notes to Consolidated Financial Statements..................................56

  1.  Summary of Significant Accounting Policies............................56
  2.  Earnings Per Share....................................................63
  3.  Provision for Income Taxes............................................65
  4.  Long-Term Debt .......................................................67
  5.  Commitments and Contingencies.........................................69
  6.  Stockholders' Equity..................................................69
  7.  Related-Party Transactions............................................73
  8.  Foreign Activities....................................................73
  9.  Acquisitions and Dispositions.........................................73
 10.  Condensed Consolidating Financial Information.........................74
 11.  Segment Information...................................................80

Supplementary Information...................................................82
Oil and Gas Operations (Unaudited)..........................................82
Selected Quarterly Financial Data (Unaudited)...............................88

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

     Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the Company's internal control over financial reporting as of December 31, 2006. That report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 appears on the following page.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of Swift Energy Company

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Swift Energy Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Swift Energy Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that Swift Energy Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Swift Energy Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swift Energy Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion thereon.


                               ERNST & YOUNG. LLP

Houston, Texas
February 27, 2007

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of Swift Energy Company

We have audited the accompanying consolidated balance sheets of Swift Energy Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Swift Energy Company and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Swift Energy Company and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.


                                ERNST & YOUNG LLP


Houston, Texas
February 27, 2007

Consolidated Balance Sheets
Swift Energy Company and Subsidiaries

                                                                               December 31, 2006      December 31, 2005
                                                                             ---------------------   -------------------
                                                         ASSETS
Current Assets:
     Cash and cash equivalents                                               $           1,058,051   $        53,004,562
     Accounts receivable-
          Oil and gas sales                                                             63,935,441            45,518,260
          Joint interest owners                                                          1,843,824             1,082,187
          Other Receivables                                                              1,231,384             3,795,080
    Deferred Tax Asset                                                                   2,383,176                   ---
    Other current assets                                                                22,121,165            11,655,046
                                                                             ---------------------   -------------------
             Total Current Assets                                                       92,573,041           115,055,135
                                                                             ---------------------   -------------------

Property and Equipment:
     Oil and gas, using full-cost accounting
          Proved properties                                                          2,264,831,638         1,731,866,298
          Unproved properties                                                          112,136,836            87,553,220
                                                                             ---------------------   -------------------
                                                                                     2,376,968,474         1,819,419,518
     Furniture, fixtures, and other equipment                                           28,040,405            15,313,277
                                                                             ---------------------   -------------------
                                                                                     2,405,008,879         1,834,732,795
     Less - Accumulated depreciation, depletion, and amortization                     (921,696,714)         (755,699,056)
                                                                             ---------------------   -------------------
                                                                                     1,483,312,165         1,079,033,739
                                                                             ---------------------   -------------------
Other Assets:
     Debt issuance costs                                                                 7,382,265             8,026,780
     Restricted assets                                                                   2,414,287             2,296,968
                                                                             ---------------------   -------------------
                                                                                         9,796,552            10,323,748
                                                                             ---------------------   -------------------
                                                                             $       1,585,681,758   $     1,204,412,622
                                                                             =====================   ===================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities                                $          74,425,082   $        51,973,004
     Accrued capital costs                                                              55,282,001            30,073,728
     Accrued interest                                                                    8,764,278             8,508,196
     Undistributed oil and gas revenues                                                  7,503,927             7,866,086
                                                                             ---------------------   -------------------
               Total Current Liabilities                                               145,975,288            98,421,014
                                                                             ---------------------   -------------------

Long-Term Debt                                                                         381,400,000           350,000,000
Deferred Income Taxes                                                                  224,966,598           129,306,891
Asset Retirement Obligation                                                             33,694,603            19,095,368
Lease Incentive Obligation                                                               1,728,297               271,182

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none
          outstanding                                                                          ---                   ---
     Common stock, $.01 par value, 85,000,000 shares authorized, 30,170,004 and 29,458,974 shares issued, and 29,742,918 and 29,009,530 shares
          outstanding, respectively                                                        301,700               294,590
     Additional paid-in capital                                                        387,555,797           365,085,695
     Treasury stock held, at cost, 427,086 and 449,444 shares, respectively             (6,124,944)           (6,445,586)
     Unearned compensation                                                                     ---            (5,849,820)
     Retained earnings                                                                 415,868,097            254,302,757
     Accumulated other comprehensive income (loss), net of income tax                      316,322               (69,469)
                                                                             ---------------------   -------------------
                                                                                      797,916,972            607,318,167
                                                                             ---------------------   -------------------
                                                                             $       1,585,681,758   $     1,204,412,622
                                                                             =====================   ===================


See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
Swift Energy Company and Subsidiaries

                                                                              Year Ended December 31,
                                                                   2006               2005               2004
                                                             ----------------   ----------------    ---------------
Revenues:
     Oil and gas sales                                       $    601,551,368   $    423,766,245    $   311,285,172
     Price-risk management and other, net                          13,889,862           (539,756)        (1,008,398)
                                                             ----------------   ----------------    ---------------
                                                                  615,441,230        423,226,489        310,276,774
                                                             ----------------   ----------------    ---------------

Costs and Expenses:
     General and administrative, net                               31,316,644         22,176,362         17,787,125
     Depreciation, depletion, and amortization                    169,295,774        107,477,787         81,580,828
     Accretion of asset retirement obligation                       1,034,322            761,042            673,654
     Lease operating cost                                          62,474,619         47,321,841         41,214,256
     Severance and other taxes                                     65,452,043         42,176,505         30,401,293
     Interest expense, net                                         23,581,663         24,873,401         27,643,108
     Debt retirement cost                                                 ---                ---          9,536,268
                                                             ----------------   ----------------    ---------------
                                                                  353,155,065        244,786,938        208,836,532
                                                             ----------------   ----------------    ---------------


Income Before Income Taxes                                        262,286,165        178,439,551        101,440,242

Provision for Income Taxes                                        100,720,825         62,661,095         32,989,325
                                                             ----------------   ----------------    ---------------


Net Income                                                   $    161,565,340   $    115,778,456    $    68,450,917
                                                             ================   ================    ===============

Per Share Amounts-

                  Basic:  Net Income                         $           5.52   $           4.06    $          2.46
                                                             ================   ================    ===============
                  Diluted:  Net Income                       $           5.38   $           3.95    $          2.41
                                                             ================   ================    ===============

Weighted Average Shares Outstanding                                29,265,366         28,496,275        27,822,413
                                                             ================   =================   ===============

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Swift Energy Company and Subsidiaries

                                                                                                     Accumulated
                                          Additional                                                    Other
                               Common      Paid-in       Treasury       Unearned      Retained      Comprehensive
                             Stock (1)     Capital        Stock       Compensation    Earnings      Income (Loss)       Total
                             ---------  -------------  -------------  ------------  -------------  --------------   -------------
Balance, December 31, 2003   $ 280,111  $ 334,865,204  $  (7,558,093) $          -  $  70,073,384  $     (269,342)  $ 397,391,264

  Stock issued for benefit
   plans (46,150 shares)             -        166,298        661,848             -              -               -         828,146
  Stock options exercised
   (509,105 shares)              5,091      4,260,882              -             -              -               -       4,265,973
  Tax benefits from exercise
   of stock Options                  -      1,956,555              -             -              -               -       1,956,555
  Employee stock purchase
   plan (50,418 shares)            504        502,097              -             -              -               -         502,601
  Grants of restricted
   stock (100,900 shares)            -      1,785,262              -    (1,785,262)              -              -               -
  Amortization of restricted
   stock compensation                -              -              -        56,677              -               -          56,677
Comprehensive income:
  Net income                         -              -              -             -     68,450,917               -      68,450,917
  Change in fair value of
   other comprehensive
    income                           -              -              -             -              -         720,007         720,007
                                                                                                                    -------------
   Total comprehensive
    income                           -              -              -             -              -               -      69,170,924
                             ---------  -------------  -------------  ------------  -------------  --------------   -------------
Balance, December 31, 2004   $ 285,706  $ 343,536,298  $  (6,896,245) $ (1,728,585) $ 138,524,301  $      450,665   $ 474,172,140
                             =========  =============  =============  ============  =============  ==============   =============

  Stock issued for benefit
   plans (31,424 shares)             -        435,134        450,659             -              -               -         885,793
  Stock options exercised
   (840,847 shares)              8,409      9,804,555              -             -              -               -       9,812,964
  Tax benefits from
   exercise of stock options         -      4,366,236              -             -              -               -       4,366,236
  Employee stock purchase
   plan (32,495 shares)            325        642,354              -             -              -               -         642,679
  Issuance of restricted
   stock (15,000 shares)           150              -              -             -              -               -             150
  Grants of restricted
   stock (158,500 shares)            -      6,668,608              -    (6,072,008)             -               -         596,600
  Forfeitures of restricted
   stock                             -       (367,490)             -       367,490              -               -               -
  Amortization of
   restricted stock
   compensation                      -              -              -     1,583,283              -               -       1,583,283
Comprehensive income:
  Net income                         -              -              -             -    115,778,456               -     115,778,456
  Change in fair value of
   other comprehensive loss          -              -              -             -              -        (520,134)       (520,134)
                                                                                                                    -------------
   Total comprehensive
    income                           -              -              -             -              -               -     115,258,322
                             ---------  -------------  -------------  ------------  -------------  --------------   -------------
Balance, December 31, 2005   $ 294,590  $ 365,085,695  $  (6,445,586) $ (5,849,820) $ 254,302,757  $      (69,469)  $ 607,318,167
                             =========  =============  =============  ============  =============  ==============   =============

  Stock issued for benefit
   plans (22,358 shares)             -        714,049        320,642             -              -               -       1,034,691
  Stock options exercised
   (652,829 shares)              6,528     11,830,763              -             -              -               -      11,837,291
  Adoption of SFAS No.123R           -     (5,875,280)             -     5,849,820              -               -         (25,460)
  Excess tax benefits from
   stock-based awards                -      4,811,362              -             -              -               -       4,811,362
  Employee stock purchase
   plan (22,425 shares)            224        671,106              -             -              -               -         671,330
  Issuance of restricted
   stock (35,776 shares)           358           (358)             -             -              -               -               -
  Amortization of stock
   compensation                      -     10,318,460              -             -              -               -      10,318,460
Comprehensive Income:
  Net income                         -              -              -             -    161,565,340               -     161,565,340
  Other comprehensive
   income                            -              -              -             -              -         385,791         385,791
                                                                                                                    -------------
   Total comprehensive
    income                           -              -              -             -              -               -     161,951,131
                             ---------  -------------  -------------  ------------  -------------  --------------   -------------
 Balance, December 31, 2006  $ 301,700  $ 387,555,797  $  (6,124,944) $          -  $ 415,868,097  $      316,322   $ 797,916,972
                             =========  =============  =============  ============  =============  ==============   =============

(1)$.01 par value.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Swift Energy Company and Subsidiaries

                                                                              Year Ended December 31,
                                                                ------------------------------------------------------
                                                                      2006                2005              2004
                                                                -----------------   ----------------- ----------------
Cash Flows from Operating Activities:
     Net income                                                 $     161,565,340   $    115,778,456  $     68,450,917
     Adjustments to reconcile net income to net cash provided
             by operating activities-
          Depreciation, depletion, and amortization                   169,295,774        107,477,787        81,580,828
          Accretion of asset retirement obligation                      1,034,322            761,042           673,654
          Deferred income taxes                                        90,027,972         61,911,095        32,513,325
          Stock-based compensation expense                              6,905,260          1,450,600            57,709
          Debt retirement cost - cash and non-cash                            ---                ---         9,536,268
          Other                                                         3,225,561            362,013          (357,164)
          Change in assets and liabilities-
             Increase in accounts receivable                          (19,178,818)        (6,778,383)      (11,040,543)
             Increase in accounts payable and accrued
               liabilities                                             10,905,914          5,071,870           843,341
             Increase (decrease) in income taxes payable                  883,639                ---          (135,984)
             Increase (decrease) in accrued interest                      256,082           (700,996)          460,536
                                                                -----------------   ----------------  ----------------
                Net Cash Provided by Operating Activities             424,921,046        285,333,484       182,582,887
                                                                -----------------   ----------------  ----------------

Cash Flows from Investing Activities:
     Additions to property and equipment                             (363,222,113)      (235,547,815)     (171,095,101)
     Proceeds from the sale of property and equipment                  24,678,020          7,296,833         5,058,147
     Acquisition of properties                                       (194,269,399)       (28,927,091)      (27,196,336)
     Net cash received as operator of oil and gas properties            9,385,700         17,797,022         3,921,673
     Net cash received (distributed) as operator of
       partnerships                                                       409,816           (948,292)          884,093
     Other                                                               (528,415)           255,189          (658,630)
                                                                -----------------   ----------------  ----------------
               Net Cash Used in Investing Activities                 (523,546,391)      (240,074,154)     (189,086,154)
                                                                -----------------   ----------------  ----------------

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                             ---                ---       150,000,000
     Payments of long-term debt                                               ---                ---     (125,000,000)
     Net proceeds from (payments of) bank borrowings                   31,400,000         (7,500,000)       (8,400,000)
     Net proceeds from issuances of common stock                       12,508,621         10,325,114         4,825,251
     Excess tax benefits from stock-based awards                        3,327,713                ---               ---
     Payments of debt retirement costs                                        ---                ---       (6,734,611)
     Payments of debt issuance costs                                     (557,500)               ---       (4,333,535)
                                                                -----------------   ----------------  ----------------
              Net Cash Provided by Financing Activities                46,678,834          2,825,114        10,357,105
                                                                -----------------   ----------------  ----------------

Net Increase (Decrease) in Cash and Cash Equivalents            $    (51,946,511)   $     48,084,444  $      3,853,838

Cash and Cash Equivalents at Beginning of Year                         53,004,562          4,920,118         1,066,280
                                                                -----------------   ----------------  ----------------

Cash and Cash Equivalents at End of Year                        $       1,058,051   $     53,004,562  $      4,920,118
                                                                =================   ================  ================

Supplemental Disclosures of Cash Flows Information:
Cash paid during year for interest, net of amounts capitalized  $      22,690,797   $     24,482,934  $     26,064,158
Cash paid during year for income taxes                          $       9,779,500   $        750,000  $        476,000

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Swift Energy Company and Subsidiaries

1.   Summary of Significant Accounting Policies

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Swift Energy Company ("Swift Energy") and its wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and natural gas properties, with a focus on inland waters and onshore oil and natural gas reserves in Louisiana and Texas, as well as onshore oil and natural gas reserves in New Zealand. Our undivided interests in gas processing plants are accounted for using the proportionate consolidation method, whereby our proportionate share of each entity's assets, liabilities, revenues, and expenses are included in the appropriate classifications in the accompanying consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the accompanying consolidated financial statements.

     Holding Company Structure. In December 2005, we implemented a holding company structure pursuant to Texas and federal law in a manner designed to be a non-taxable transaction. The new parent holding company assumed the Swift Energy Company name and its common stock and continued to trade on the New York Stock Exchange. The purposes of this new holding company structure are to separate Swift Energy's domestic and international operations to better reflect management practices, to improve our economics, and to provide greater administrative and organizational flexibility. Under the new organizational structure, four new subsidiaries were formed with the Texas parent holding company wholly owning four Delaware subsidiaries, which in turn wholly own Swift Energy's operating subsidiaries. Swift Energy Operating, LLC is the operator of record for Swift Energy's domestic properties. Swift Energy's name, charter, bylaws, officers, board of directors, authorized shares and shares outstanding remain substantially identical. The Company's international operations continue to be conducted through Swift Energy International, Inc. Swift Energy made amendments to its bank credit agreement, debt indentures and various other plans and documents to accommodate the internal reorganization, but the Company's day-to-day conduct of business was not impacted. Accordingly, there was no impact on our financial position or results of operations.


     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amount of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

         o the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties and the related present value of estimated future net cash flows there-from,
         o accruals related to oil and gas revenues, capital expenditures and lease operating expenses,
         o      estimates of insurance recoveries related to property damage,
         o      estimates in the calculation of stock compensation expense,
         o estimates of our ownership in properties prior to final division of interest determination,
         o the estimated future cost and timing of asset retirement obligations, and
         o      estimates made in our income tax calculations.

     While we are not aware of any material revisions to any of our estimates, there will likely be future revisions to our estimates resulting from matters such as new accounting pronouncements, changes in ownership interests, payouts, joint venture audits, re-allocations by purchasers or pipelines, or other corrections and adjustments common in the oil and gas industry, many of which require retroactive application. These types of adjustments cannot be currently estimated and will be recorded in the period during which the adjustment occurs.

     Property and Equipment. We follow the "full-cost" method of accounting for oil and gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the years 2006, 2005, and 2004, such internal costs capitalized totaled $28.3 million, $18.8 million, and $13.1 million, respectively. Interest costs are also capitalized to unproved oil and gas properties. For the years 2006, 2005, and 2004, capitalized interest on unproved properties totaled $9.2 million, $7.2 million, and $6.5 million, respectively. Interest not capitalized and general and administrative costs related to production and general corporate overhead are expensed as incurred.

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

The cost of unproved properties not being amortized is assessed quarterly, on a property-by-property basis, to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, foreign currency exchange rates, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized. To the extent costs accumulate in countries where there are no proved reserves, any costs determined by management to be impaired are charged to expense.

     Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and gas properties (including gas processing facilities, capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the recognized asset retirement obligation liability) is limited to the sum of the estimated future net revenues from proved properties (excluding cash outflows from recognized asset retirement obligations, including future development and abandonment costs of wells to be drilled, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties) adjusted for related income tax effects ("Ceiling Test"). Our hedges at December 31, 2006 consisted of natural gas price floors with strike prices higher than the period-end price but did not materially affect prices used in this calculation. This calculation is done on a country-by-country basis.

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

     Revenue Recognition. Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Processing costs for natural gas and natural gas liquids ("NGLs") that are paid in-kind are deducted from revenues. The Company uses the entitlement method of accounting in which the Company recognizes its ownership interest in production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in "Accounts payable and accrued liabilities" on the accompanying balance sheet. Natural gas balancing receivables are reported in "Other current assets" on the accompanying balance sheet when our ownership share of production exceeds sales. As of December 31, 2006, we did not have any material natural gas imbalances.

     Accounts Receivable. We assess the collectibility of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At December 31, 2006 and 2005, we had an allowance for doubtful accounts of approximately $0.1 million. The allowance for doubtful accounts has been deducted from the total "Accounts receivable" balances on the accompanying balance sheets.

     Debt Issuance Costs. Legal and accounting fees, underwriting fees, printing costs, and other direct expenses associated with the public offering in April 2002 of our 9-3/8% senior subordinated notes due 2012, the June 2004 extension of our bank credit facility, and the public offering in June 2004 of our 7-5/8% senior notes due 2011 were capitalized and are amortized on an effective interest basis over the life of each of the respective note offerings and credit facility. The 9-3/8% senior subordinated notes due 2012 mature on May 1, 2012, and the balance of their issuance costs at December 31, 2006, was $3.6 million, net of accumulated amortization of $2.0 million. The issuance costs associated with our revolving credit facility, which was extended in October 2006, have been capitalized and are being amortized over the life of the facility. The balance of revolving credit facility issuance costs at December 31, 2006, was $1.0 million, net of accumulated amortization of $2.0 million. The 7-5/8% senior notes due 2011 mature on July 15, 2011, and the balance of their issuance costs at December 31, 2006, was $2.8 million, net of accumulated amortization of $1.2 million.

     Settlement of Insurance Claims. In 2006, we settled all insurance claims with our insurers relating to hurricanes Katrina and Rita for approximately $30.5 million and entered into a confidential final settlement agreement. The receipt of these amounts resulted in a benefit of $7.7 million in 2006 recorded in "Price-risk management and other, net," for the portion of the above referenced settlement, which we have determined to be non-property damage related claims. Approximately $22.8 million of the above referenced settlement was determined to be property damage related claims. We recorded $14.1 million of the property related settlement as a reduction to "Proved properties" on the accompanying consolidated balance sheet, as this related to reimbursement of capital costs we incurred. We also recorded $8.7 million of the property related settlement as a reduction to "Lease operating cost" on the accompanying consolidated statement of income, as this related to reimbursement of repair costs which had been expensed as incurred. In the accompanying consolidated statement of cash flows, we have recorded the reimbursement which reduced "Proved properties" as a reduction of "Net Cash Used in Investing Activities" and the remainder of the insurance settlement was recorded as an increase to "Net Cash Provided by Operating Activities."

     Limited Partnerships. In 2006, we served as managing general partner for two private limited partnerships, and during fiscal 2006, less than 1% of our total oil and gas sales was attributable to our general and limited partner interests in those partnerships. These two partnerships were formed between 1996 and 1998, and were dissolved in December 2006.

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

     We have a price-risk management policy to use derivative instruments to protect against declines in oil and gas prices, mainly through the purchase of price floors and collars. During 2006, 2005 and 2004, we recognized net gains of

$4.0 million and net losses of $1.1 million and $1.3 million, respectively, relating to our derivative activities. This activity is recorded in "Price-risk management and other, net" on the accompanying statements of income. At December 31, 2006, the Company had recorded $0.3 million, net of taxes of less than $0.2 million, of derivative gains in "Accumulated other comprehensive income (loss), net of income tax" on the accompanying balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The ineffectiveness reported in "Price-risk management and other, net" for 2006, 2005, and 2004 was not material. We expect to reclassify all amounts currently held in "Accumulated other comprehensive income (loss), net of income tax" into the statement of income within the next three months when the forecasted sale of hedged production occurs.

     At December 31, 2006, we had in place price floors in effect for February 2007 through the March 2007 contract month for natural gas, that cover a portion of our domestic natural gas production for February 2007 to March 2007. The natural gas price floors cover notional volumes of 800,000 MMBtu, with a weighted average floor price of $7.00 per MMBtu. Our natural gas price floors in place at December 31, 2006 are expected to cover approximately 25% to 30% of our estimated domestic natural gas production from February 2007 to March 2007.

     When we entered into these transactions discussed above, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and documented and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in "Accumulated other comprehensive income (loss), net of income tax." When the hedged transactions are recorded upon the actual sale of the natural gas, these gains or losses are reclassified from "Accumulated other comprehensive income
(loss), net of income tax" and recorded in "Price-risk management and other, net" on the accompanying statement of income. The fair value of our derivatives is computed using the Black-Scholes-Merton option pricing model and is periodically verified against quotes from brokers. The fair value of these instruments at December 31, 2006, was $0.7 million and is recognized on the accompanying balance sheet in "Other current assets."

     Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate including our wells in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to general and administrative, net based on our estimate of the costs incurred to operate the wells, with the remainder applied as a reduction to lease operating cost. The total amount of supervision fees charged to the wells we operate was $8.8 million in 2006, $7.8 million in 2005, and $5.8 million in 2004.

     Inventories. We value inventories at the lower of cost or market value. Cost of crude oil inventory is determined using the weighted average method and all other inventory is accounted for using the first in, first out method
("FIFO"). The major categories of inventories, which are included in "Other current assets" on the accompanying balance sheets, are shown as follows:

                                          Balance at           Balance at
                                       December 31, 2006    December 31, 2005
                                        (in thousands)       (in thousands)
                                      ------------------   ------------------

        Materials, Supplies and
          Tubulars................    $          10,611    $           8,494
        Crude Oil ................                  474                  916
                                      ------------------   ------------------
        Total ....................    $          11,085    $           9,410
                                      ==================   ==================


     Income Taxes. Under SFAS No. 109, "Accounting for Income Taxes," deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

     Accounts Payable and Accrued Liabilities. Included in "Accounts payable and accrued liabilities," on the accompanying balance sheets, at December 31, 2006 and 2005 are liabilities of approximately $13.9 million and $9.9 million, respectively, which represent the amounts by which checks issued, but not presented to the Company's banks for collection, exceeded balances in the applicable bank accounts.

     Cash and Cash Equivalents. We consider all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

     Credit Risk Due to Certain Concentrations. We extend credit, primarily in the form of uncollateralized oil and gas sales and joint interest owners receivables, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which we extend credit. During 2006 and 2005, oil and gas sales to Shell Oil Company and affiliates were $180.4 million and $179.9 million, or 30% and 42% of total oil and gas sales, respectively. During 2006, Chevron Corporation and its affiliates accounted for $193.9 million or 32% of our total oil and gas sales. During 2004, oil and gas sales to Shell Oil Company and affiliates, both domestically and in New Zealand, were $149.2 million, or 48% of total oil and gas sales. Credit losses in 2005, 2004 and 2003 have been immaterial.

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

     Foreign Currency. We use the U.S. Dollar as our functional currency in New Zealand. The functional currency is determined by examining the entities cash flows, commodity pricing environment and financing arrangements. We have both assets and liabilities denominated in New Zealand Dollars, the New Zealand "Deferred income taxes" and a portion of our "Asset Retirement Obligation" on the accompanying balance sheet. For accounts other than "Deferred income taxes," as the currency rate changes between the U.S. Dollar and the New Zealand Dollar, we recognize transaction gains and losses in "Price-risk management and other, net" on the accompanying statements of income. We recognize transaction gains and losses on "Deferred income taxes" in "Provision for Income Taxes" on the accompanying statement of income.

     Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and senior notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2006 and 2005, and were determined based upon variable interest rates currently available to us for borrowings with similar terms. Based upon quoted market prices as of December 31, 2006 and 2005, the fair values of our senior subordinated notes due 2012 were $211.0 million, or 105.5% of face value, and $214.5 million, or 107.25% of face value, respectively. Based upon quoted market prices as of December 31, 2006 and 2005, the fair values of our senior notes due 2011 were $152.6 million, or 101.75% of face value, and $153.8 million, or 102.5% of face value. The carrying value of our senior subordinated notes due 2012 was $200.0 million at December 31 for both 2006 and 2005. The carrying value of our senior notes due 2011 was $150.0 million at December 31 for both 2006 and 2005.

     Reclassification of Prior Period Balances. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

     Accumulated Other Comprehensive Income (Loss), Net of Income Tax. We follow the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At December 31, 2006, we recorded $0.3 million, net of taxes of less than $0.2 million, of derivative gains in "Accumulated other comprehensive income (loss), net of income tax" on the accompanying balance sheet. The components of accumulated other comprehensive Income (loss) and related tax effects for 2006 were as follows:

                                                   Gross Value          Tax Effect       Net of Tax Value
                                                ----------------   -----------------   -------------------
Other comprehensive loss at December 31, 2005   $       (110,094)  $          40,625   $           (69,469)
Change in fair value of cash flow hedges               4,672,043          (1,733,328)            2,938,715
Effect of cash flow hedges settled
        during the period                             (4,059,052)          1,506,128            (2,552,924)
                                                ----------------   -----------------   -------------------
Other comprehensive income at December 31, 2006 $        502,897   $        (186,575)  $           316,322
                                                ================   =================   ===================


     Total comprehensive income was $162.0 million, $115.3 million, and $69.2 million for 2006, 2005, and 2004, respectively.

     Stock Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payment" (SFAS No. 123R) utilizing the modified prospective approach. Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

     We have three stock-based compensation plans, which are described more fully in Note 6.

     Prior to 2006, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income for employee stock options prior to 2006, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant; or in the case of the employee stock purchase plan, the purchase price is 85% of the lower of the closing price of our common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year or a date during the year chosen by the participant. Had compensation expense for these plans been determined based on the fair value of the options consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                                      2005               2004
                                                                 ----------------    --------------
      Net Income:          As Reported                               $115,778,456       $68,450,917
                           Stock-based employee
                           compensation expense determined
                           under fair value method for all
                           awards, net of tax                          (2,712,441)       (3,557,541)
                                                                 ----------------    --------------
                           Pro Forma                                 $113,066,015       $64,893,376

      Basic EPS:           As Reported                                      $4.06             $2.46
                           Pro Forma                                        $3.97             $2.33

      Diluted EPS:         As Reported                                      $3.95             $2.41
                           Pro Forma                                        $3.86             $2.29

     Pro forma compensation cost reflected above may not be representative of the cost to be expected in future years. The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions in 2006, 2005, and 2004, respectively: no dividend yield; expected volatility factors of 39.3%, 41.6%, and 38.6%; risk-free interest rates of 4.8%, 3.8%, and 3.6%; and expected lives of 4.8, 3.9, and 5.4 years. We view all awards of stock compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

     Asset  Retirement  Obligation.  In  June  2001,  the  Financial  Accounting
Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. The liability is discounted from the year the well is expected to deplete. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated on a unit-of-production basis over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss which increases or decreases the full cost pool. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. Based on our experience and analysis of the oil and gas services industry, we have not factored a market risk premium into our asset retirement obligation. SFAS No. 143 was adopted by us effective January 1, 2003.

     The following provides a roll-forward of our asset retirement obligation:
      Asset Retirement Obligation recorded as of January 1, 2004             $     10,137,473
        Accretion expense for 2004                                                    673,654
        Liabilities incurred for new wells and facilities construction                712,521
        Liabilities incurred for acquisitions                                       2,941,490
        Reductions due to sold and abandoned wells                                (1,083,174)
        Revisions in estimated cash flows                                           4,195,474
        Increase due to currency exchange rate fluctuations                            61,698
                                                                             ----------------
      Asset Retirement Obligation as of December 31, 2004                    $     17,639,136
        Accretion expense for 2005                                                    761,041
        Liabilities incurred for new wells and facilities construction                616,206
        Liabilities incurred for acquisitions                                         426,377
        Reductions due to sold and abandoned wells                                   (464,519)
        Revisions in estimated cash flows                                             416,861
        Decrease due to currency exchange rate fluctuations                           (38,735)
                                                                             ----------------
      Asset Retirement Obligation as of December 31, 2005                    $     19,356,367
                                                                             ----------------
        Accretion expense for 2006                                                  1,034,322
        Liabilities incurred for new wells and facilities construction                684,175
        Liabilities incurred for acquisitions                                      12,207,480
        Reductions due to sold and abandoned wells                                   (334,591)
        Revisions in estimated cash flows                                           1,467,673
        Increase due to currency exchange rate fluctuations                            45,027
                                                                             ----------------
      Asset Retirement Obligation as of December 31, 2006                    $     34,460,453
                                                                             ----------------

     At December 31, 2006 and 2005, approximately $0.8 million and $0.3 million, respectively, of our asset retirement obligation is classified as a current liability in "Accounts payable and accrued liabilities" on the accompanying consolidated balance sheets.

     New Accounting Pronouncements. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payment" (SFAS No. 123R) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123R, we accounted for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for employee stock option grants. Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 as well as those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of adopting SFAS No. 123R on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006, were $3.4 million, $2.8 million, $0.09, and $0.09 lower, respectively. Upon adoption of SFAS 123R, we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one recognizing expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards. This amount was recorded in "General and Administrative, net" in the accompanying consolidated statements of income.

     In September 2006, the SEC released SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ( SAB 108). SAB 108 addresses the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 became effective for our fiscal year ended December 31, 2006. The adoption of this statement had no impact on our financial position or results of operations.

     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this
Interpretation is not expected to have a material impact on its financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes, according to reliability, the methods and inputs used in valuations. SFAS No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS No. 157 are effective for us in the first quarter 2008. The Company has not yet determined what impact, if any, this statement will have on its financial position or results of operations.


2. Earnings Per Share

     Basic earnings per share ("Basic EPS") have been computed using the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share ("Diluted EPS") for all periods also assumes, as of the beginning of the period, exercise of stock options and restricted stock grants using the treasury stock method. Certain of our stock options and restricted stock that would potentially dilute Basic EPS in the future were also antidilutive for the 2006, 2005, and 2004 periods and are discussed below.

     The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the years ended December 31, 2006, 2005, and 2004:

                                     2006                             2005                                2004
                                     ----                             ----                                ----

                        Net                   Per Share      Net                   Per Share       Net                   Per Share
                      Income        Shares      Amount      Income       Shares     Amount        Income      Shares      Amount
                    ------------  ----------  ---------  ------------  ----------  ---------   ------------  ----------  ---------
Basic EPS:
  Net Income and
    Share Amounts   $161,565,340  29,265,366      $5.52  $115,778,456   8,496,275      $4.06   $ 68,450,917  27,822,413      $2.46
Dilutive
Securities:
Restricted Stock              --     168,759                       --      61,516                        --          --
Stock Options                 --     581,891                       --     736,937                        --     524,860
                    ------------ -----------             ------------  ----------              ------------  ----------
Diluted EPS:
  Net Income and
  Assumed Share
  Conversions       $161,565,340  30,016,016      $5.38  $115,778,456  29,294,728      $3.95   $ 68,450,917  28,347,273     $2.41
                    ============ ===========             ============  ==========              ============  ==========

     Options to purchase approximately 1.5 million shares at an average exercise price of $24.59 were outstanding at December 31, 2006, while options to purchase
2.1 million shares at an average exercise price of $21.28 were outstanding at December 31, 2005, and options to purchase 3.0 million shares at an average exercise price of $18.51 were outstanding at December 31, 2004. Approximately
1.0 million, 0.1 million, and 1.1 million options to purchase shares were not included in the computation of Diluted EPS for the years ended December 31, 2006, 2005, and 2004, respectively, because these options were antidilutive, in that the sum of the option price, unrecognized compensation expense and excess tax benefits recognized as proceeds in the treasury stock method was greater than the average closing market price for the common shares during those periods. Employee restricted stock grants of 334,425 shares, 6,990 shares and 70,900 shares, were not included in the computation of Diluted EPS for the year ended December 31, 2006, 2005, and 2004, respectively, because these restricted stock grants were antidilutive in that the sum of the unrecognized compensation expense and excess tax benefits recognized as proceeds under the treasury stock method was greater than the average closing market price for the common shares during that period. Other restricted stock grants of 15,000 shares, which were issued in 2004, were not included in the computation of Diluted EPS for the year ended December 31, 2005, as performance conditions surrounding the vesting of these shares had not occurred.

3. Provision for Income Taxes

                                                          Year Ended December 31,
                                                               (in thousands)
                                           ---------------------------------------------------

                                                2006                2005              2004
                                           ---------------    --------------    --------------
                        United States      $       247,645    $      155,863    $       86,001
                        Foreign                     14,641            22,577            15,439
                                           ---------------    --------------    --------------

                        Total              $       262,286    $      178,440    $      101,440
                                           ===============    ==============    ==============

         The following is an analysis of the consolidated income tax provision:

                                                           Year Ended December 31,
                                                               (in thousands)
                                           ---------------------------------------------------

                                                2006               2005               2004
                                           ---------------    --------------    --------------
                      Current - Domestic   $         2,860    $          644    $          469
                                           ---------------    --------------    --------------
                      Deferred - Domestic           94,375            57,605            31,138
                               - Foreign             3,486             4,412             1,382
                                           ---------------    --------------    --------------
                      Total Deferred                97,861            62,017            32,520
                                           ---------------    --------------    --------------
                      Total                $       100,721    $       62,661    $       32,989
                                           ===============    ==============    ==============



     Reconciliations of income taxes computed using the U.S. Federal statutory rate to the effective income tax rates are as follows:

(in thousands)                                             2006               2005               2004
                                                      ---------------    --------------     --------------
Income taxes computed at U.S.
   statutory rate (35%)                               $        91,800    $       62,454     $       35,504
State tax provisions, net of federal benefits                   3,921             2,145              1,140
Effect of foreign operations                                     (293)             (452)              (309)
Currency exchange impact on foreign tax calculation            (1,346)           (2,769)            (2,516)
Cumulative impact of adjustments to net state income
   tax rate                                                     1,547             1,008                859
Valuation allowance                                             3,200               ---                ---
Other, net                                                      1,892               275             (1,689)
                                                      ---------------    ---------------    --------------

Provision for income taxes                            $       100,721    $       62,661     $       32,989
                                                      ===============    ==============     ==============
Effective rate                                                  38.4%             35.1%              32.5%


     The primary upward adjustment in the effective tax rate above the U.S. statutory rate is the provision for state income taxes (computed net of the offsetting federal benefit), which were $3.9, million, $2.1 million and $1.1 million for 2006, 2005, and 2004, respectively. In 2006 the Company recorded a valuation allowance of $3.2 million discussed further below. Additionally, the Company recorded adjustments to the cumulative state deferred tax liability in the amounts of $1.5 million, $1.0 million, and $0.9 million for 2006, 2005, and 2004, respectively.

     Favorable adjustments are primarily attributable to currency exchange impact on foreign operations. The Company's New Zealand subsidiaries use the U.S. Dollar as their functional currency for financial reporting purposes, but income taxes are calculated from New Zealand Dollar financial statements and re-measured into U.S. Dollars. Volatility in exchange rates creates variable results when computing income in different currencies In aggregate, the Company recognized foreign exchange benefits to tax expense in the amounts of $1.3 million, $2.8 million, and $2.5 million for 2006, 2005, and 2004, respectively.

     The New Zealand statutory rate is 33%, which resulted in differences of $0.3 million, $0.5 million, and $0.3 million for 2006, 2005, and 2004 respectively vs. the U.S. statutory rate. The Company does not compute a provision for U.S. taxes on the undistributed earnings of our New Zealand subsidiaries as management has plans to reinvest such earnings outside of the United States indefinitely. As of December 31, 2006, the undistributed earnings of foreign subsidiaries are approximately $58.5 million. If, in the future, these earnings are distributed into the U.S. in the form of dividends or otherwise, we may be subject to U.S. income taxes and New Zealand withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable if such remittances occur. Presently, there are no foreign tax credits available to reduce the U.S. taxes on such amounts if repatriated.

     The tax effects of temporary differences representing the net deferred tax liability (asset) at December 31, 2006 and 2005 were as follows (in thousands):

                                                                                   2006          2005
                                                                                   ----          ----
             Current deferred tax assets:
                Carryover items net of valuation allowance (Domestic)           $   2,383     $       0
                                                                                ---------     ---------

             Non-Current deferred tax assets:
                Alternative minimum tax credits (Domestic)                      $  (2,202)    $  (3,201)
                Carryover items (Domestic)                                         (2,648)      (38,119)
                Acquired deferred tax asset (Foreign)                              (1,204)       (2,408)
                Carryover Items (Foreign)                                         (55,197)      (46,089)
                Unrealized stock compensation                                      (2,680)         (575)
                Other (Domestic)                                                     (325)         (309)
                                                                                ---------     ---------

                   Total deferred tax assets                                    $ (64,256)    $ (90,701)
                                                                                ---------     ---------

             Non-Current deferred tax liabilities:
                Domestic oil and gas exploration and development costs          $ 224,580     $ 167,088
                Foreign oil and gas exploration and development costs              63,254        51,863
                Other (Domestic)                                                    1,389         1,057
                                                                                ---------     ---------

                  Total deferred tax liabilities                                $ 289,223     $ 220,008
                                                                                ---------     ---------

             Net Non-Current deferred tax liabilities                           $ 224,967     $ 129,307
                                                                                =========     =========

     The total change in the net non-current deferred liability from 2005 to 2006 was $95.7 million. Increases in the liability were attributable to deferred tax expense of $97.9 million, reclassification of a carryover item to current assets of $2.4 million and $0.2 million for other adjustments. Reductions were made to the net liability for the tax benefit of stock compensation deductions of $4.8 million, which are recorded as additions to paid-in-capital.

     The primary non-current deferred tax asset is $55.2 million for foreign carryover items. This is attributable to cumulative New Zealand net operating losses of $167.3 million. New Zealand tax net operating losses do not expire.

     Other non-current deferred tax assets include $2.7 million for unrealized stock compensation, $2.6 million for State of Louisiana net operating loss carryovers, $2.2 million for U.S. Federal alternative minimum tax credits, and $1.5 million for other items. The unrealized stock compensation is attributable to stock compensation expenses accrued for employee stock options and restricted stock that is not realized for income tax purposes until exercise (for stock options) or vesting (for restricted stock). The actual tax deduction realized may be significantly different than the accrued amounts depending on the market value of the stock on the date of exercise or vesting. The Louisiana net operating loss carryforwards are scheduled to expire between 2013 and 2019. The alternative minimum tax credits carryforward indefinitely. These credits are available to reduce future regular tax liability to the extent they exceed the alternative minimum tax otherwise due.

     The Company has not recorded any valuation allowance against any of the non-current deferred tax assets as management estimates that it is more likely than not that these assets will be fully utilized in future periods before any applicable expiration dates. Significant changes in estimates caused by changes in oil and gas prices, production levels, capital expenditures, and other variables could impact the Company's ability to utilize the carryover amounts.

     The current deferred tax asset of $2.4 million is for capital loss carryforward assets of $6.1 million, offset by a valuation allowance of $3.7 million (an increase of $3.2 million in 2006). The increase in the valuation allowance is due to changes in the Company's property disposition plans. Management expects to realize the net tax asset from a property disposition planned for 2007.

4. Long-Term Debt

     Our long-term debt as of December 31, 2006 and 2005, is as follows:

                                                          2006                 2005
                                                       ------------        -------------
     Bank Borrowings                               $    31,400,000      $           ---
     7-5/8% senior notes due 2011                      150,000,000          150,000,000
     9-3/8% senior subordinated notes due 2012         200,000,000          200,000,000
                                                       ------------        -------------
               Long-Term Debt                      $   381,400,000      $   350,000,000
                                                       ============        =============

     Bank Borrowings. At December 31, 2006, we had borrowings of $31.4 million under our $500.0 million credit facility with a syndicate of ten banks that has a borrowing base of $250.0 million and expires in October 2011. At December 31, 2005, we had no borrowings under our credit facility. The interest rate is either (a) the lead bank's prime rate (8.25% at December 31, 2006) or (b) the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin depending on the level of outstanding debt. The applicable margin is based on the ratio of the outstanding balance to the last calculated borrowing base. In October 2006, we increased, renewed and extended this credit facility, increasing the facility to $500 million from $400 million, increasing the commitment amount under the borrowing base to $250 million from $150 million, and extending its expiration to October 3, 2011 from October 1, 2008. The other terms of the credit facility stayed largely the same. The covenants related to this credit facility changed somewhat with the extension of the facility and are discussed below. We incurred $0.6 million of debt issuance costs related to the extension of this facility in 2006 and $0.4 million of debt issuance costs related to the renewal of this facility in 2004, which is included in "Debt issuance costs" on the accompanying consolidated balance sheets and will be amortized to interest expense over the life of the facility.

     The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $15.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $50.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX), and limitations on incurring other debt or repurchasing our 7-5/8% senior notes due 2011 or 9-3/8% senior subordinated notes due 2012. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and natural gas properties. We have also pledged 65% of the stock in our two New Zealand subsidiaries as collateral for this credit facility. The borrowing base is re-determined at least every six months and was reconfirmed by our bank group at $250.0 million effective November 1, 2006, and the commitment amount was increased to $250.0 million effective October 2, 2006. The next scheduled borrowing base review is in May 2007.

     Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.5 million in 2006, $1.0 million in 2005, and $1.5 million in 2004. The amount of commitment fees included in interest expense, net was $0.6 million in 2006, and $0.5 million in both 2005 and 2004.

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

     Interest expense on the 10-1/4% senior subordinated notes due 2009, including amortization of debt issuance costs and discount, totaled $7.4 million in 2004.

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

     Interest   expense  on  the  7-5/8%   senior  notes  due  2011,   including
amortization of debt issuance costs totaled $11.9 million in both 2006 and 2005, and $6.2 million in 2004.

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

     Interest expense on the 9-3/8% senior subordinated notes due 2012, including amortization of debt issuance costs totaled $19.2 million for each of the years 2006, 2005, and 2004.

     The maturities on our long-term debt are $0 for 2007, 2008, 2009 and 2010, $181.4 million for 2011, and $200 million thereafter.

     We have capitalized interest on our unproved properties in the amount of $9.2 million, $7.2 million, and $6.5 million, in 2006, 2005, and 2004, respectively.

5. Commitments and Contingencies

     Total rental and lease expenses which were included in "General and administrative, net" on our accompanying consolidated statements of income were $3.2 million in 2006, $3.0 million in 2005, and $2.4 million in 2004. Rental and lease expenses which were included in "Lease operating cost" on our accompanying consolidated statements of income were $3.6 million in 2006, $1.9 million in 2005, and $2.2 million in 2004. Our remaining minimum annual obligations under non-cancelable operating lease commitments are $5.3 million for both 2007 and 2008, $3.3 million for both 2009 and 2010, $3.2 million for 2011, and $10.1 million thereafter or $30.6 million in the aggregate. The rental and lease expenses and remaining minimum annual obligations under non-cancelable operating lease commitments primarily relate to the lease of our office space in Houston, Texas which is a ten year lease and expires in 2015.

     In the ordinary course of business, we have entered into agreements with drilling contractors for such services and tubing and pipe inventory commitments. The remaining commitments at December 31, 2006 for these services and materials totaled $28.9 million for 2007.

     Through December 2006, we were the managing general partner of two private limited partnerships. Because we served as the general partner of these entities, under state partnership law we were contingently liable for the liabilities of these partnerships. These liabilities are not material for any of the periods presented in relation to the partnerships' respective assets. As of December 31, 2006, these partnerships were dissolved.

     In the ordinary course of business, we have been party to various legal actions, which arise primarily from our activities as operator of oil and natural gas wells. In management's opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on our financial position or results of operations.

6. Stockholders' Equity

     Stock-Based Compensation Plans. We have three stock option plans that awards are currently granted under, the 2005 Stock Compensation Plan, which was adopted by our Board of Directors in March 2005 and was approved by shareholders at the 2005 annual meeting of shareholders, the 2001 Omnibus Stock Compensation Plan, which was adopted by our Board of Directors in February 2001 and was approved by shareholders at the 2001 annual meeting of shareholders, and the 1990 Non-Qualified Stock Option Plan solely for our independent directors. No further grants, other than stock option reload grants, will be made under the 2001 Omnibus Stock Compensation Plan or the 1990 Non-Qualified Stock Option Plan, both of which were replaced by the 2005 Stock Compensation Plan, although options remain outstanding under both plans and are accordingly included in the tables below. In addition, we have an employee stock purchase plan and an employee stock ownership plan.

     Under the 2005 plan, incentive stock options and other options and awards may be granted to employees, directors, and consultants to purchase shares of common stock. Under the 2001 plan, incentive stock options and other options and awards may be granted to employees to purchase shares of common stock. Under the 1990 non-qualified plan, non-employee members of our Board of Directors were automatically granted options to purchase shares of common stock on a formula basis. All three plans provide that the exercise prices equal 100% of the fair value of the common stock on the date of grant. Restricted stock grants become vested in various terms ranging from three years to five years, stock options become exercisable in various terms ranging from one year to five years. Options granted typically expire ten years after the date of grant or earlier in the event of the optionee's separation from employment. At the time the stock options are exercised, the cash received is credited to common stock and additional paid-in capital. Options issued under these plans also include a reload feature where additional options are granted at the then current market price when mature shares of Swift Energy common stock are used to satisfy the exercise price of an existing stock option grant. When Swift Energy common stock is used to satisfy the exercise price, the net shares actually issued are reflected in the accompanying Statement of Stockholders' Equity (see note 1 to table below). We view all awards of stock compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

     The employee stock purchase plan, which began in 1993, provides eligible employees the opportunity to acquire shares of Swift Energy common stock at a discount through payroll deductions. Through May 31, 2006, the prior plan year was from June 1 to the following May 31. A transition period from June 1 to

December 31 was used during the second half of 2006 and a new plan year, from January 1 to December 31, began being used in 2007. To date, employees have been allowed to authorize payroll deductions of up to 10% of their base salary during the plan year by making an election to participate prior to the start of a plan year. The purchase price for stock acquired under the plan is 85% of the lower of the closing price of our common stock as quoted on the New York Stock Exchange at the beginning or end of the plan year (or a date during the year chosen by the participant through the plan year, for plan years ending on or before May 31, 2006). Under this plan for the last three years, we have issued 22,425 shares at a price range of $29.84 to $32.80 in 2006, 32,495 shares at a price range of $15.56 to $18.12 in 2005, and 50,418 shares at a price range of $9.98 to $10.83 in 2004. In January 2007, we issued 17,678 shares at a price of $35.00 related to the transition period ended December 31, 2006. As of December 31, 2006, 84,366 shares remained available for issuance under this plan.

     As a result of adopting SFAS No. 123R on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006, were $3.4 million, $2.8 million, $0.09, and $0.09 lower, respectively. Upon adoption of SFAS 123R, we recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one recognizing expense based on our expectation of the amount of awards that will vest over the requisite service period for our restricted stock awards. This amount was recorded in "General and Administrative, net" in the accompanying consolidated statements of income.

     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, we receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS No. 123R, we reported all tax benefits resulting from the award of equity instruments as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows, these benefits totaled $3.3 million for the year ended December 31, 2006, respectively.

     Net cash proceeds from the exercise of stock options were $11.8 million for the year ended December 31, 2006. The actual income tax benefit realized from stock option exercises was $4.8 million for the same period.

     Stock  compensation  expense for both stock  options and  restricted  stock issued to both employees and non-employees is recorded in "General and Administrative, net" in the accompanying consolidated statements of income, and was $6.3 million, $1.5 million, and less than $0.1 million for the years ended December 31, 2006, 2005, and 2004 respectively. We also capitalized $3.4 million, $1.0 million, and $0.1 million of stock compensation in 2006, 2005, and 2004, respectively.

     Our shares available for future grant under our stock compensation plans were 959,063 at December 31, 2006. Each stock option granted reduces the aforementioned total by one share, while each restricted stock grant reduces the shares available for future grant by 1.44 shares.

     Stock  Options.  We use the  Black-Scholes-Merton  option  pricing model to
estimate   the  fair  value  of  stock   option   awards   with  the   following
weighted-average assumptions for the indicated periods.



                                                        Years Ended
                                                        December 31,
                                                   -----------------------
                                                      2006          2005
                                                   -----------------------

           Dividend yield                                0%             0%
           Expected volatility                        39.3%          41.6%
           Risk-free interest rate                     4.8%           3.8%
           Expected life of options (in years)         4.8            3.9
           Weighted-average grant-date fair
           value                                   $ 18.03        $ 12.84

     The expected term has been calculated using the Securities and Exchange Commission Staff's shortcut approach from Staff Accounting Bulletin No. 107. We have analyzed historical volatility and based on an analysis of all relevant factors use a three-year period to estimate expected volatility of our stock option grants.

     At December 31, 2006, $3.6 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.

     The following table represents stock option activity for the years ended December 31, 2006, 2005 and 2004:

                                                      2006                       2005                       2004
                                            -------------------------  ------------------------  -------------------------
                                                            Wtd. Avg.                Wtd. Avg.                  Wtd. Avg.
                                              Shares     Exer. Shares    Shares     Exer. Price     Shares     Exer. Price
                                            -----------  ------------  -----------  -----------  ------------  ----------
Options outstanding, beginning of period      2,118,179  $      21.28    2,998,668  $     18.51     3,238,611  $     16.37
Options granted                                 234,110  $      45.73      176,262  $     35.17       415,744  $     23.36
Options canceled                                (51,739) $      22.25      (45,142) $     18.94       (64,866) $     21.85
Options exercised(1)                           (751,410) $      22.02   (1,011,609) $      9.78      (590,821) $      9.83
                                            -----------                -----------               ------------
Options outstanding, end of period            1,549,140  $      24.59    2,118,179  $     21.28     2,998,668  $     18.51
                                            ===========                ===========               ============
Options exercisable, end of period              884,876  $      22.60    1,085,509  $     20.98     1,542,571  $     17.78
                                            ===========                ===========               ============


     The aggregate intrinsic value and weighted average remaining contract life of options outstanding and exercisable at December 31, 2006 was $31.9 million and 5.5 years and $19.8 million and 4.5 years, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $18.4 million.

     The following table summarizes information about stock options outstanding at December 31, 2006:

                                   Options Outstanding                  Options Exercisable
                          ---------------------------------------     -------------------------
                                          Wtd. Avg.
          Range of           Number       Remaining    Wtd. Avg.          Number     Wtd. Avg.
          Exercise         Outstanding   Contractual   Exercise       Exercisable    Exercise
           Prices          at 12/31/06      Life        Price         At 12/31/06     Price
     -------------------  -------------- -----------  -----------     ------------- -----------
       $8.00 to $21.99        747,779         5.4      $  13.56          452,555     $  13.40
      $22.00 to $37.99        513,566         5.3      $  28.73          374,736     $  30.09
      $38.00 to $51.84        287,795         6.2      $  45.84           57,585     $  46.21
                          --------------                              -------------
       $8.00 to $51.84      1,549,140         5.5      $  24.59          884,876     $  22.60
                          ==============                              =============

     1 The plans allow for the use of a "stock swap" in lieu of a cash exercise for options, under certain circumstances. The delivery of Swift Energy common stock, held by the optionee for a minimum of six months, which are considered mature shares, with a fair market value equal to the required purchase price of the shares to which the exercise relates, constitutes a valid "stock swap."
Options issued under a "stock swap" also include a reload feature where additional options are granted at the then current market price when mature shares of Swift stock are used to satisfy the exercise price of an existing stock option grant. The terms of the plans provide that the mature shares delivered, as full or partial payment in a "stock swap", shall again be available for awards under the plans. In 2006, 2005 and 2004 respectively, 98,581, 170,762 and 81,716 mature shares were delivered in "stock swap" transactions, which resulted in the issuance of an equal number of reload option grants.

     Restricted Stock. In 2006, 2005 and 2004, the Company issued 324,640, 158,500 and 70,900 shares, respectively, of restricted stock to employees and directors. These shares vest over a three-year to five-year period and remain subject to forfeiture if vesting conditions are not met. The fair value of these shares when issued in 2006, 2005 and 2004 was approximately $43, $38 and $25 per share.

     The compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of December 31, 2006, we have unrecognized compensation expense of approximately $13.9 million associated with these awards which are expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the year ended December 31, 2006 was $1.6 million.


     The following is a summary of our restricted stock issued to employees and directors under these plans as of December 31, 2006, 2005, and 2004:

                                                      2006                       2005                          2004
                                            -------------------------  -------------------------  ----------------------------
                                                           Wtd. Avg.                  Wtd. Avg.                   Wtd. Avg.
                                               Shares     Grant Price     Shares     Grant Price     Shares      Grant Price
                                            ------------ ------------  -----------  ------------  -----------   --------------
Restricted shares outstanding, beginning
  of period                                     236,950  $      34.79      100,900  $      23.92          ---   $         ---
Restricted shares granted                       324,640  $      43.21      158,500  $      38.31      100,900   $       23.92
Restricted shares canceled                      (22,630) $      38.01       (7,450) $      39.03          ---   $         ---
Restricted shares vested                        (35,776) $      24.57      (15,000) $        ---          ---   $         ---
                                            -----------                -----------                -----------
Restricted shares outstanding, end of
  period                                        503,184  $      40.04      236,950  $      34.79      100,900   $       23.92
                                            ===========                ===========                ===========



     Employee Stock Ownership Plan. In 1996, we established an Employee Stock Ownership Plan ("ESOP") effective January 1, 1996. All employees over the age of 21 with one year of service are participants. This plan has a five-year cliff vesting. The ESOP is designed to enable our employees to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock that has been contributed by Swift Energy. Compensation expense is recognized upon vesting when such shares are released to employees. The plan may also acquire Swift Energy common stock, purchased at fair market value. The ESOP can borrow money from Swift Energy to buy Swift Energy common stock. ESOP payouts will be paid in a lump sum or installments, and the participants generally have the choice of receiving cash or stock. At December 31, 2006, 2005, and 2004, all of the ESOP compensation was earned. Our contribution to the ESOP plan totaled $0.4 million for the year ended December 31, 2006, and $0.2 million for the years ended December 31, 2005 and 2004, and were made all in common stock, and are recorded as "General and administrative, net" on the accompanying consolidated statements of income. The shares of common stock contributed to the ESOP plan totaled 8,927, 4,438, and 6,911 shares for the 2006, 2005, and 2004 contributions, respectively.

     Employee Savings Plan. We have a savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions into the 401(k) savings plan with Swift contributing on behalf of the eligible employee an amount equal to 100% of the first 2% of compensation and 75% of the next 4% of compensation based on the contributions made by the eligible employees. Our contributions to the 401(k) savings plan were $1.0 million for 2006, $0.8 million for 2005, and $0.7 million for 2004, and are recorded as "General and administrative, net" on the accompanying consolidated statements of income. The contributions in 2006, 2005, and 2004 were made all in common stock. The shares of common stock contributed to the 401(k) savings plan totaled 23,890, 17,920, and 24,513 shares for the 2006, 2005, and 2004 contributions, respectively.

     Treasury Shares. In March 1997, our Board of Directors approved a common stock repurchase program that terminated as of June 30, 1999. Under this program, we spent approximately $13.3 million to acquire 927,774 shares in the open market at an average cost of $14.34 per share. At December 31, 2006, 427,086 shares remain in treasury (net of 500,688 shares used to fund the ESOP, 401(k) contributions and acquisitions) with a total cost of $6.1 million and are included in "Treasury stock held, at cost" on the accompanying consolidated balance sheet.

     Shareholder Rights Plan. Our Rights Agreement was initially adopted by the Board of Directors in 1997 for a ten year term. The Board of Directors renewed and extended the Rights Agreement for an additional ten year term from December 21, 2006. Pursuant to the Rights Agreement as amended, for each share of Swift Energy common stock a holder has the right to purchase one one-thousandth of a share of Swift Energy preferred stock for $250 upon the occurance of certain events triggered when a person or entity purchases 15% or more beneficial ownership of Swift Energy's outstanding common stock. The rights are not exercisable by such 15% or more beneficial owner.

7. Related-Party Transactions

     We were the operator of a number of properties owned by private limited partnerships and, accordingly, charge these entities operating fees. The operating supervision fees charged to the partnerships totaled approximately $0.2 million in 2006, 2005, and 2004, and are recorded as reductions of "General and administrative, net." We also have been reimbursed for administrative, and overhead costs incurred in conducting the business of the private limited partnerships, which totaled $0.1 million per year in 2006 and 2005, and $0.2 million in 2004, and are recorded as reductions in "General and administrative, net." As of December 31, 2006, the remaining two partnerships have been dissolved.

     We receive research, technical writing, publishing, and website-related services from Tec-Com Inc., a corporation located in Knoxville, Tennessee and controlled and majority owned by the aunt of the Company's Chairman of the Board and Chief Executive Officer. We paid approximately $0.5 million to Tec-Com for such services pursuant to the terms of the contract between the parties in 2006, and $0.4 million per year in 2005 and 2004. The contract was renewed June 30, 2004 on substantially the same terms and expires June 30, 2007. We believe that the terms of this contract are consistent with third party arrangements that provide similar services.

     As a matter of corporate governance policy and practice, related party transactions are annually presented and considered by the Corporate Governance Committee of our Board of Directors in accordance with the Committee's charter.

8. Foreign Activities

     As of December 31, 2006, our gross capitalized oil and gas property costs in New Zealand totaled approximately $349.1 million. Approximately $332.5 million has been included in the "Proved properties" portion of our oil and gas properties, while $16.6 million is included as "Unproved properties." Our functional currency in New Zealand is the U.S. Dollar. Net assets of our New Zealand operations total $261.3 million at December 31, 2006. Our capital expenditures on oil and gas property in New Zealand were approximately $56.7 million in 2006.

9. Acquisitions and Dispositions

     In October 2006, we acquired interests in five South Louisiana fields. The property interests are located in: Bayou Sale, Horseshoe Bayou and Jeanerette fields (all located in St. Mary Parish), High Island field in Cameron Parish and Bayou Penchant field in Terrebonne Parish. We paid approximately $167.9 million in cash for these interests. After taking into account internal acquisition costs of $4.0 million, our total cost was $171.9 million. We allocated $143.1 million of the acquisition price to "Proved Properties," $28.8 million to "Unproved Properties," and recorded a liability for $11.5 million to "Asset retirement obligation" on our accompanying consolidated balance sheet. These acquisitions were accounted for by the purchase method of accounting. We made these acquisitions to increase our exploration and development opportunities in South Louisiana. The revenues and expenses from these properties have been included in our accompanying consolidated statements of income from the date of acquisition forward; however, given the acquisitions closed in the fourth quarter of 2006, these amounts were not material to our full year 2006 results.

     In December 2006, we acquired additional interests in our Lake Washington field. We paid approximately $20.0 million in cash for these interests. After taking into account internal acquisition costs of $0.4 million, our total cost was $20.4 million. We allocated $17.9 million of the acquisition price to "Proved Properties," $2.5 million to "Unproved Properties," and recorded a liability for $0.8 million to "Asset retirement obligation" on our accompanying consolidated balance sheet. This acquisition was accounted for by the purchase method of accounting. We made this acquisition to increase our exploration and development opportunities in South Louisiana. The revenues and expenses from this acquisition have been included in our accompanying consolidated statements of income from the date of acquisition forward; however, given the acquisition closed in December 2006, these amounts were not material to our full year 2006 results.

     In April 2006, we sold our minority interest in the Brookeland natural gas processing plants for approximately $20.3 million in cash. Under the "full-cost" method of accounting for oil and gas property and equipment costs, the proceeds of this sale were applied against our oil and gas properties and equipment balance, and no gain or loss was recognized on this transaction.

     In November 2005, we acquired interests in the South Bearhead Creek field in Central Louisiana. This field is approximately 50 miles south of our Masters Creek field. We paid approximately $24.3 million in cash for these interests. After taking into account internal acquisition costs of $2.6 million and assumed liabilities of $1.4 million, our total cost was $28.3 million. We allocated $26.2 million of the acquisition price to "Proved Properties," $2.5 million to "Unproved Properties," and recorded a liability for $0.4 million to "Asset retirement obligation" on our accompanying consolidated balance sheet. In December 2006, we acquired additional interests in this field. We paid approximately $4.5 million in cash for these additional interests. After taking into account internal acquisition costs of $0.1 million, our total cost was $4.6 million. We allocated $4.1 million of the acquisition price to "Proved Properties" and $0.5 million to "Unproved Properties" on our accompanying consolidated balance sheet. These acquisitions were accounted for by the purchase method of accounting. We made these acquisitions to increase our exploration and development opportunities in this area. The revenues and expenses from these properties have been included in our accompanying consolidated statements of income from the date the acquisition closed. However, given the acquisitions closed in November 2005 and December 2006, these amounts were immaterial for both the 2005 and 2006 periods.

     In December 2004, we acquired interests in two fields in South Louisiana, the Bay de Chene and Cote Blanche Island fields. We paid approximately $27.7 million in cash for these interests. After taking into account internal acquisition costs of $2.8 million, our total cost was $30.5 million. We allocated $27.8 million of the acquisition price to "Proved properties" and $5.1 million to "Unproved properties" we also recorded $0.5 million to "Restricted assets" and recorded a liability of $2.9 million to "Asset retirement obligation" on our accompanying consolidated balance sheet. This acquisition was accounted for by the purchase method of accounting. We made this acquisition to increase our exploration and development opportunities in South Louisiana. The revenues and expenses from these properties have been included in our accompanying consolidated statements of income from the date the acquisition closed. However, given the acquisition closed in late December 2004, these amounts were immaterial for that year.

10. Condensed Consolidating Financial Information

     In December 2005, we amended the indenture for our 9-3/8% Senior Subordinated Notes due 2012 and our 7-5/8% Senior Notes due 2011 to reflect our new holding company organizational structure (as discussed in Note 1). As part of this restructuring our indentures were amended so that both Swift Energy Company and Swift Energy Operating, LLC (a wholly owned indirect subsidiary of Swift Energy Company) became co-obligors of these senior notes and senior subordinated debt. The co-obligations are full and unconditional and are joint and several. Prior to this restructure, Swift Energy Company was the sole obligor. The following is condensed consolidating financial information for Swift Energy Company, Swift Energy Operating, LLC, and other subsidiaries:

Condensed Consolidating Balance Sheets

(in 000's)                                                                  December 31, 2006
                                             -----------------------------------------------------------------------------------
                                             Swift Energy Co.   Swift Energy
                                               (Parent and     Operating, LLC     Other                         Swift Energy Co.
                                                Co-obligor)     (Co-obligor)   Subsidiaries     Elminations       Consolidated
                                             ----------------  --------------  ------------   ---------------   ----------------
ASSETS
     Current assets                          $            ---  $       75,270  $     17,303   $           ---   $         92,573
     Property and equipment                               ---       1,239,722       243,590               ---          1,483,312
     Investment in subsidiaries (equity
       method)                                        797,917             ---       590,720        (1,388,637)               ---
     Other assets                                         ---          42,519           705           (33,427)             9,797
                                             ----------------  --------------  ------------   ---------------   ----------------
          Total assets                       $        797,917  $    1,357,511  $    852,318   $    (1,422,064)  $      1,585,682
                                             ================  ==============  ============   ===============   ================



LIABILITIES AND STOCKHOLDERS'  EQUITY
     Current liabilities                     $            ---  $      137,016  $      8,959   $           ---   $        145,975
     Long-term liabilities                                ---         629,775        45,442           (33,427)           641,789
     Stockholders' equity                             797,917         590,720       797,917        (1,388,637)           797,917
                                             ----------------  --------------  ------------   ---------------   ----------------
          Total liabilities and
            stockholders' equity             $       797,917   $    1,357,511  $    852,318   $    (1,422,064)  $      1,585,682
                                             ================  ==============  ============   ===============   ================




(in 000's)                                                                  December 31, 2005
                                             -----------------------------------------------------------------------------------
                                             Swift Energy Co.   Swift Energy
                                               (Parent and     Operating, LLC     Other                         Swift Energy Co.
                                                Co-obligor)     (Co-obligor)   Subsidiaries     Elminations       Consolidated
                                             ----------------  --------------  ------------   ---------------   ----------------
ASSETS
     Current assets                          $            ---  $       92,788  $     22,267   $           ---   $        115,055
     Property and equipment                               ---         862,717       216,316               ---          1,079,034
     Investment in subsidiaries (equity
       method)                                        607,318             ---       410,612        (1,017,930)               ---
     Other assets                                        ---           31,955           682           (22,313)            10,324
                                             ----------------  --------------  ------------   ---------------   ----------------
          Total assets                       $       607,318   $      987,460  $    649,877   $    (1,040,243)  $      1,204,413
                                             ================  ==============  ============   ===============   ================



LIABILITIES AND STOCKHOLDERS'  EQUITY
     Current liabilities                     $            ---  $       85,472  $     12,949   $          ---    $         98,421
     Long-term liabilities                                ---         491,376        29,610           (22,313)           498,674
     Stockholders' Equity                             607,318         410,612       607,318        (1,017,930)           607,318
                                             ----------------  --------------  ------------   ---------------   ----------------
          Total liabilities and
            stockholders' equity             $        607,318  $      987,460  $    649,877   $    (1,040,243)  $      1,204,413
                                             ================  ==============  ============   ===============   ================

(in 000's)                                                                 December 31, 2004
                                             ------------------------------------------------------------------
                                             Swift Energy Co.
                                               (Parent and          Other                     Swift Energy  Co.
                                                  Issuer)       Subsidiaries   Eliminations     Consolidated
                                             ----------------  --------------  ------------   -----------------
ASSETS
     Current assets                          $         38,713  $       15,673  $        ---   $          54,386
     Property and equipment                           719,209         204,229           ---             923,438
     Investment in subsidiaries (equity
       method)                                        104,003             ---      (104,003)                ---
     Other assets                                     116,537           2,364      (106,152)             12,749
                                             ----------------  --------------  ------------   -----------------
          Total assets                       $        978,462  $      222,265  $   (210,155)  $         990,573
                                             ================  ==============  ============   =================



LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                     $         60,160  $        8,458  $        ---   $          68,618
     Long-term liabilities                            444,130         109,805      (106,152)            447,783
     Stockholders' Equity                             474,172         104,003      (104,003)            474,172
                                             ----------------  --------------  ------------   -----------------
          Total liabilities and
            stockholders' equity             $        978,462  $      222,265  $   (210,155)  $         990,573
                                            =================  ==============  ============   =================

Condensed Consolidating Statements of Income

(in 000's)                                                            Year Ended December 31, 2006
                                             -----------------------------------------------------------------------------------
                                             Swift Energy Co.   Swift Energy
                                               (Parent and     Operating, LLC     Other                         Swift Energy Co.
                                                Co-obligor)     (Co-obligor)   Subsidiaries     Elminations       Consolidated
                                             ----------------  --------------  ------------   ---------------  -----------------
     Revenues                                $            ---  $      550,540  $     64,901   $           ---   $        615,441
     Expenses                                             ---         302,232        50,923               ---            353,155
                                             ----------------  --------------  ------------   ---------------   ----------------
     Income (loss) before the following:                  ---         248,308        13,978               ---            262,286
          Equity in net earnings of
            subsidiaries                              161,565             ---       151,075          (312,640)               ---
                                             ----------------  --------------  ------------   ---------------   ----------------
     Income before income taxes                       161,565         248,308       165,052          (312,640)           262,286
     Income tax provision (benefit)                       ---          97,234         3,487               ---            100,721
                                             ----------------  --------------  ------------   ---------------   ----------------
     Net income                              $        161,565  $      151,074  $    161,565   $      (312,640)  $        161,565
                                             ================  ==============  ============   ===============   ================


(in 000's)                                                            Year Ended December 31, 2005
                                             -----------------------------------------------------------------------------------
                                             Swift Energy Co.   Swift Energy
                                               (Parent and     Operating, LLC     Other                         Swift Energy Co.
                                                Co-obligor)     (Co-obligor)   Subsidiaries     Elminations       Consolidated
                                             ----------------  --------------  ------------   ---------------   ----------------
     Revenues                                $            ---  $      354,367  $     68,893   $           (34)  $        423,226
     Expenses                                             ---         198,237        46,583               (34)           244,787
                                             ----------------  --------------  ------------   ---------------   ----------------
     Income (loss) before the following:                  ---         156,130        22,309               ---            178,440
          Equity in net earnings of
            subsidiaries                              115,778             ---        97,880          (213,659)               ---
                                             ----------------  --------------  ------------   ---------------   ----------------
     Income before income taxes                       115,778         156,130       120,190          (213,659)           178,440
     Income tax provision (benefit)                       ---          58,249         4,412               ---             62,661
                                             ----------------  --------------  ------------   ---------------   ----------------
     Net income                              $        115,778  $       97,881  $    115,778   $      (213,659)  $        115,778
                                             ================  ==============  ============   ===============   ================

(in 000's)                                                          Year Ended December 31, 2004
                                             -----------------------------------------------------------------
                                             Swift Energy Co.
                                               (Parent and          Other                     Swift Energy Co.
                                                Issuer)         Subsidiaries   Elminations     Consolidated
                                             ----------------  --------------  ------------   ----------------
     Revenues                                $        256,608  $       53,817  $       (147)  $        310,277
     Expenses                                         171,147          37,838          (147)           208,837
                                             ----------------  --------------  ------------   ----------------

     Income (loss) before the following:               85,461          15,979           ---            101,440
          Equity in net earnings of
            subsidiaries                              14,733              ---       (14,733)               ---
                                             ----------------- --------------  ------------   ----------------
     Income before income taxes                       100,194          15,979       (14,733)           101,440
     Income tax provision (benefit)                    31,743           1,247           ---             32,989
                                             ----------------  --------------  ------------   ----------------
     Net income                              $         68,451  $       14,733  $    (14,733)  $ -       68,451
                                             ================  ==============  ============   ================

Condensed Consolidating Statements of Cash Flow

(in 000's)                                                          Year Ended December 31, 2006
                                   ------------------------------------------------------------------------------------------
                                    Swift Energy Co.    Swift Energy
                                     (Parent and        Operating, LLC        Other                         Swift Energy Co.
                                      Co-obligor)        (Co-obligor)      Subsidiaries     Elminations       Consolidated
                                   -----------------   ----------------   --------------   --------------   ------------------
     Cash flow from operations     $             ---   $        383,241   $      41,680   $          ---   $          424,921
     Cash flow from investing
        activities                               ---           (474,781)         (59,881)          11,115             (523,546)
     Cash flow from financing
        activities                               ---             46,679           11,115          (11,115)              46,679
                                   -----------------   ----------------   --------------   --------------     ----------------

     Net decrease in cash                        ---            (44,861)          (7,086)             ---              (51,947)
     Cash, beginning of period                   ---             44,911            8,094              ---               53,005
                                   -----------------   ----------------   --------------   --------------     ----------------

     Cash, end of period            $           ---    $            50    $       1,008     $        ---      $         1,058

                                   =================   ================   ==============   ==============     ================


(in 000's)                                                          Year Ended December 31, 2005
                                   ------------------------------------------------------------------------------------------
                                    Swift Energy Co.    Swift Energy
                                     (Parent and        Operating, LLC        Other                          Swift Energy Co.
                                      Co-obligor)        (Co-obligor)      Subsidiaries     Elminations       Consolidated
                                   -----------------   ----------------   --------------   --------------   ------------------

     Cash flow from operations     $             ---   $        236,790   $       48,543   $          ---   $          285,333
     Cash flow from investing
        activities                               ---           (194,909)         (48,837)           3,672             (240,074)
     Cash flow from financing
        activities                               ---              2,825            3,672           (3,672)               2,825
                                   -----------------   ----------------   --------------   --------------   -------------------

     Net increase in cash          $             ---   $         44,706   $        3,379   $          ---   $           48,084
     Cash, beginning of period                   ---                205            4,715              ---                4,920
                                   ----------------    ----------------   --------------   --------------   ------------------
     Cash, end of period           $             ---   $         44,911   $        8,094   $          ---   $           53,005
                                   =================   ================   ==============   ==============   ==================

(in 000's)                                                                  Year Ended December 31, 2004
                                                    -----------------------------------------------------------------------------
                                                      Swift Energy Co.
                                                        (Parent and                                              Swift Energy Co.
                                                           Issuer)        Other Subsidiaries    Eliminations       Consolidated
                                                     ------------------   ------------------  -----------------  ----------------

     Cash flow from operations                       $          147,114   $           35,469  $             ---   $       182,583

     Cash flow from investing activities                       (158,308)             (35,878)             5,100          (189,086)
     Cash flow from financing activities                         10,357                5,100             (5,100)           10,357
                                                     ------------------   ------------------  -----------------  ----------------

     Net increase (decrease) in cash                               (837)               4,691                ---             3,854
     Cash, beginning of period                                    1,042                   24                ---             1,066
                                                     ------------------   ------------------  -----------------  ----------------
     Cash, end of period                             $              205   $            4,715  $             ---  $          4,920
                                                     ==================   ==================  =================  ================

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

                                                            2006
                                       ------------------------------------------------
                                          Domestic       New Zealand        Total
                                       --------------   -------------   ---------------
Oil and gas sales                      $  537,512,509   $  64,038,859   $   601,551,368

Costs and Expenses:
    Depreciation, depletion, and
     amortization                        (139,244,630)    (30,051,144)     (169,295,774)
    Accretion of asset retirement
     obligation                              (884,105)       (150,217)       (1,034,322)
    Lease operating cost                  (49,948,039)    (12,526,580)      (62,474,619)
    Severance and other taxes             (61,234,906)    (4,217,137)       (65,452,043)
                                         ------------   -------------   ---------------
Income from oil and gas operations     $  286,200,829   $  17,093,781   $   303,294,610

    Price-risk management and other,
     net                                                                     13,889,862

    General and administrative, net                                         (31,316,644)
    Interest expense, net                                                   (23,581,663)
                                                                        ---------------
Income before Income Taxes                                              $   262,286,165
                                                                        ===============

Property and Equipment, net            $1,255,331,575   $ 227,980,590   $ 1,483,312,165
Total Assets                            1,349,684,402     235,997,356     1,585,681,758
Capital Expenditures                   $  502,342,254   $  55,149,258   $   557,491,512
                                       ==============   =============   ===============

                                                           2005
                                       ------------------------------------------------
                                          Domestic       New Zealand        Total
                                       --------------   -------------   ---------------
Oil and gas sales                      $  355,872,616   $  67,893,629   $   423,766,245

Costs and Expenses:
    Depreciation, depletion, and
     amortization                         (81,123,588)    (26,354,199)     (107,477,787)
    Accretion of asset retirement
     obligation                              (626,134)       (134,908)         (761,042)
    Lease operating cost                  (34,941,430)    (12,380,411)      (47,321,841)
    Severance and other taxes             (37,805,742)     (4,370,763)      (42,176,505)
                                       --------------   -------------   ---------------

Income from oil and gas operations     $  201,375,722   $  24,653,348   $   226,029,070

    Price-risk management and other,
     net                                                                       (539,756)
    General and administrative, net                                         (22,176,362)
    Interest expense, net                                                   (24,873,401)
                                                                        ---------------
Income before Income Taxes                                              $   178,439,551
                                                                        ===============

Property and Equipment, net            $  863,154,295   $ 215,879,444   $ 1,079,033,739
Total Assets                              962,469,183     241,943,439     1,204,412,622
Capital Expenditures                   $  215,785,080   $  48,689,826   $   264,474,906
                                       ==============   =============   ===============



                                                           2004
                                       ------------------------------------------------

                                          Domestic       New Zealand      Total
                                       --------------   -------------   ---------------

Oil and gas sales                      $  258,663,936   $  52,621,236   $   311,285,172

Costs and Expenses:
    Depreciation, depletion, and
     amortization                         (62,283,350)    (19,297,478)      (81,580,828)
    Accretion of asset retirement
     obligation                              (505,174)       (168,480)         (673,654)
    Lease operating cost                  (30,191,889)    (11,022,367)      (41,214,256)
    Severance and other taxes             (26,713,592)     (3,687,701)      (30,401,293)
                                       --------------   -------------   ---------------
Income from oil and gas operations     $  138,969,931   $  18,445,210   $   157,415,141

    Price-risk management and other,
     net                                                                     (1,008,398)

    General and administrative, net                                         (17,787,125)
    Interest expense, net                                                   (27,643,108)
    Debt retirement costs                                                    (9,536,268)
                                                                        ---------------

Income before Income Taxes                                              $   101,440,242
                                                                        ===============

Property and Equipment, net            $  731,890,068   $ 191,548,092   $   923,438,160
Total Assets                              778,611,100     211,962,047       990,573,147
Capital Expenditures                   $  162,535,617   $  35,755,820   $   198,291,437
                                       ==============   =============   ===============

Supplementary Information

Swift Energy Company and Subsidiaries
Oil and Gas Operations (Unaudited)

     Capitalized Costs. The following table presents our aggregate capitalized costs relating to oil and gas producing activities and the related depreciation, depletion, and amortization:

                                                                  Total              Domestic           New Zealand
                                                           --------------------   ---------------    -----------------
December 31, 2006:
   Proved oil and gas properties                           $      2,264,831,638   $ 1,932,336,298    $     332,495,340
   Unproved oil and gas properties                                  112,136,836        95,569,089           16,567,747
                                                           --------------------   ---------------    -----------------
                                                                  2,376,968,474     2,027,905,387          349,063,087
   Accumulated depreciation, depletion, and amortization           (915,397,437)     (808,708,770)        (106,688,667)
                                                           --------------------   ---------------    -----------------
   Net capitalized costs                                   $      1,461,571,037   $ 1,219,196,617    $     242,374,420
                                                           ====================   ===============    =================
December 31, 2005:
   Proved oil and gas properties                           $      1,731,866,298   $ 1,468,981,981    $     262,884,317
   Unproved oil and gas properties                                   87,553,220        58,196,531           29,356,689
                                                           --------------------   ---------------    -----------------
                                                                  1,819,419,518     1,527,178,512          292,241,006
   Accumulated depreciation, depletion, and amortization           (748,327,443)     (671,117,089)         (77,210,354)
                                                           --------------------   ---------------    -----------------
   Net capitalized costs                                   $      1,071,092,075   $   856,061,423    $     215,030,652
                                                           ====================   ===============    =================

     Of the $95.6 million of domestic Unproved property costs (primarily seismic and lease acquisition costs) at December 31, 2006, excluded from the amortizable base, $68.3 million was incurred in 2006, $13.3 million was incurred in 2005, $8.9 million was incurred in 2004, and $5.1 million was incurred in prior years. When we are in an active drilling mode, we evaluate the majority of these unproved costs within a two to four year time frame.

     Of the $16.6 million of New Zealand Unproved property costs at December 31, 2006, excluded from the amortizable base, $8.0 million was incurred in 2006, $2.1 million was incurred in 2005, $1.7 million was incurred in 2004, and $4.8 million was incurred in prior years. We expect to continue drilling in New Zealand to delineate our prospects there within a two to four year time frame.

     Capitalized asset retirement obligations have been included in the Proved properties as of December 31, 2006, 2005, and 2004.

     Costs Incurred. The following table sets forth costs incurred related to our oil and gas operations:

                                                                          Year Ended December 31, 2006
                                                           -----------------------------------------------------------
                                                                  Total              Domestic          New Zealand
                                                           --------------------   ---------------    -----------------
Acquisition of proved and unproved properties              $        212,499,280   $   212,499,280    $              --
Lease acquisitions and prospect costs(1)                             79,183,368        68,594,051           10,589,317
Exploration                                                          29,285,958        13,224,894           16,061,064
Development (2)                                                     261,142,220       231,085,290           30,056,930
                                                           --------------------   ---------------    -----------------
  Total acquisition, exploration, and development (3),(4)  $        582,110,826   $   525,403,515    $      56,707,311
                                                           --------------------   ---------------    -----------------

                                                                           Year Ended December 31, 2005
                                                           -----------------------------------------------------------
                                                                  Total              Domestic          New Zealand
                                                           --------------------   ---------------    -----------------
Acquisition of proved and unproved properties              $         31,429,343   $    31,429,343    $              --
Lease acquisitions and prospect costs(1)                             41,397,277        34,502,163            6,895,114
Exploration                                                          52,350,339        38,424,995           13,925,344
Development (2)                                                     141,081,231       111,057,945           30,023,286
                                                           --------------------   ---------------    -----------------
  Total acquisition, exploration, and development (3),(4)  $        266,258,190   $   215,414,446    $      50,843,744
                                                           --------------------   ---------------    -----------------

                                                                           Year Ended December 31, 2004
                                                           -----------------------------------------------------------
                                                                  Total               Domestic         New Zealand
                                                           --------------------   ---------------    -----------------
Acquisition of proved and unproved properties              $         31,771,094   $    31,771,094    $              --
Lease acquisitions and prospect costs(1)                             34,545,393        27,713,059            6,832,334
Exploration                                                          17,430,265        16,714,982              715,283
Development (2)                                                     108,259,091        79,338,697           28,920,394
                                                           --------------------   ---------------    -----------------
   Total acquisition, exploration, and development (3),(4) $        192,005,843   $   155,537,832    $      36,468,011
                                                           --------------------   ---------------    -----------------


(1)These are actual amounts as incurred by year, including both proved and unproved lease costs. The annual lease acquisition amounts added to proved oil and gas properties in 2006, 2005, and 2004 were $70.5 million, $30.4 million, and $17.8 million, respectively. Domestic costs for seismic data acquisition, included above, were $23.1 million, 4.2 million, and $1.0 million in 2006, 2005 and 2004, respectively. New Zealand costs for seismic data acquisition, included above were $3.8 million in 2006.

(2)Facility construction costs and capital costs have been included in development costs, and totaled $16.5 million, $26.9 million, and $12.6 million for the years ended December 31, 2006, 2005 and 2004.

(3)Includes capitalized general and administrative costs directly associated with the acquisition, exploration, and development efforts of approximately $28.3 million, $18.8 million, and $13.1 million in 2006, 2005, and 2004, respectively. In addition, total includes $9.2 million, $7.2 million, and $6.5 million in 2006, 2005, and 2004, respectively, of capitalized interest on unproved properties.

(4)Asset retirement obligations incurred have been included in exploration, development and acquisition costs as applicable for the years ended December 31, 2006, 2005, and 2004.

Results of Operations.

                                                                Year Ended December 31, 2006
                                                     ---------------------------------------------------
                                                          Total           Domestic        New Zealand
                                                     ----------------  ---------------  ----------------
    Oil and gas sales                                $    601,551,368  $   537,512,509  $     64,038,859
    Lease operating cost                                  (62,474,619)     (49,948,039)      (12,526,580)
    Severance and other taxes                             (65,452,043)     (61,234,906)       (4,217,137)
    Depreciation, depletion, and amortization            (166,518,190)    (136,826,013)      (29,692,177)
    Accretion of asset retirement obligation               (1,034,322)        (884,105)         (150,217)
                                                     ----------------  ---------------  ----------------
                                                          306,072,194      288,619,446        17,452,748
    Provision for income taxes                            117,531,722      110,829,867         6,701,855
                                                     ----------------  ---------------  ----------------
    Results of producing activities                  $    188,540,472  $   177,789,579  $     10,750,893
                                                     ================  ===============  ================
    Amortization per physical unit of production
        (equivalent Mcf of gas)                      $           2.37  $          2.41  $           2.20
                                                     ================  ===============  ================


                                                                Year Ended December 31, 2005
                                                     ---------------------------------------------------
                                                          Total           Domestic        New Zealand
                                                     ----------------  ---------------  ----------------

    Oil and gas sales                                $    423,766,245  $   355,872,616  $     67,893,629
    Lease operating cost                                  (47,321,841)     (34,941,430)      (12,380,411)
    Severance and other taxes                             (42,176,505)     (37,805,742)       (4,370,763)
    Depreciation, depletion and amortization             (106,037,775)     (79,926,245)      (26,111,530)
    Accretion of asset retirement obligation                 (761,042)        (626,134)         (134,908)
                                                     ----------------  ---------------  ----------------
                                                          227,469,082      202,573,065        24,896,017
    Provision for income taxes                             79,878,043       74,953,611         4,924,432
                                                     ----------------  ---------------  ----------------
    Results of producing activities                  $    147,591,039  $   127,619,454  $     19,971,585
                                                     ================  ===============  ================
    Amortization per physical unit of production
        (equivalent Mcf of gas)                      $           1.78  $          1.86  $           1.58
                                                     ================  ===============  ================

                                                                Year Ended December 31, 2004
                                                     ---------------------------------------------------
                                                          Total           Domestic        New Zealand
                                                     ----------------  ---------------  ----------------

    Oil and gas sales                                $    311,285,172   $  258,663,936  $     52,621,236
    Lease operating cost                                  (41,214,256)     (30,191,889)      (11,022,367)
    Severance and other taxes                             (30,401,293)     (26,713,592)       (3,687,701)
    Depreciation, depletion and amortization              (80,504,043)     (61,478,364)      (19,025,679)
    Accretion of asset retirement obligation                 (673,654)        (505,174)         (168,480)
                                                     ----------------  ---------------  ----------------
                                                         158,491,926      139,774,917        18,717,009
    Provision for income taxes                            53,093,022       51,576,944         1,516,078
                                                     ----------------  ---------------  ----------------
    Results of producing activities                  $   105,398,904   $   88,197,973   $    17,200,931
                                                     ================  ===============  ================
    Amortization per physical unit of production
        (equivalent Mcf of gas)                      $          1.38   $         1.46   $          1.17
                                                     ================  ===============  ================


     These results of operations do not include the gains from our hedging activities of $4.0 million in 2006, and losses from our hedging activities of $1.1 million and $1.3 million for 2005 and 2004, respectively. Our lease operating costs per Mcfe produced were $0.89 in 2006, $0.79 in 2005, and $0.71 in 2004.

     The accretion of asset retirement obligation has been included in the 2006, 2005 and 2004 periods.

     We used our effective tax rate in each country to compute the provision for income taxes in each year presented.

     Supplementary Reserves Information. The following information presents estimates of our proved oil and gas reserves. Reserves were determined by us and audited by H. J. Gruy and Associates, Inc. ("Gruy"), independent petroleum consultants. Gruy has audited 100% of our proved reserves. Gruy's audit was conducted according to standards approved by the Board of Directors of the Society of Petroleum Engineers, Inc. and included examination, on a test basis, of the evidence supporting our reserves. Gruy's audit was based upon review of production histories and other geological, economic, and engineering data provided by us. Gruy's report dated January 23, 2007, is set forth as an exhibit to the Form 10-K Report for the year ended December 31, 2006, and includes definitions and assumptions that served as the basis for the audit of proved reserves and future net cash flows. Such definitions and assumptions should be referred to in connection with the following information:

Estimates of Proved Reserves                          Total                       Domestic                    New Zealand
                                            --------------------------  -----------------------------  -------------------------
                                                           Oil, NGL,                      Oil, NGL,                  Oil, NGL,
                                                              and                            and                        and
                                            Natural Gas    Condensate     Natural Gas     Condensate    Natural Gas  Condensate
                                               (Mcf)        (Bbls)          (Mcf)          (Bbls)         (Mcf)       (Bbls)
                                            ------------  ------------  --------------   ------------  ------------ ------------
Proved reserves as of December 31, 2003      335,804,862    80,759,903     242,321,275     67,015,693    93,483,587   13,744,210
   Revisions of previous estimates(1)         (3,306,705)   (1,117,715)     (1,619,531)       695,274    (1,687,174)  (1,812,989)
   Purchases of minerals in place              9,808,953     5,602,508       9,808,953      5,602,508            --           --
   Sales of minerals in place                 (2,524,760)      (44,803)     (2,524,760)       (44,803)           --           --
   Extensions, discoveries, and other
     additions                                 2,205,670       830,111       2,205,670        830,111            --           --
   Production                                (23,741,726)   (5,762,796)    (12,299,772)    (4,959,740)  (11,441,954)    (803,056)
                                            ------------- ------------  --------------   ------------  ------------ ------------

Proved reserves as of December 31, 2004      318,246,294    80,267,208     237,891,835     69,139,043    80,354,459   11,128,165
   Revisions of previous estimates(1)        (21,461,605)   (2,199,673)    (13,751,124)    (1,023,808)   (7,710,481)  (1,175,866)
   Purchases of minerals in place              9,336,088     3,262,761       9,336,088      3,262,761            --           --
   Sales of minerals in place                 (3,737,714)     (100,121)     (3,737,714)      (100,121)           --           --
   Extensions, discoveries, and other
     additions                                 8,699,329     3,819,595       7,275,207      3,722,744     1,424,122       96,851
   Production                                (23,609,242)   (5,996,714)    (11,739,485)    (5,217,343)  (11,869,757)    (779,371)
                                            ------------- ------------  --------------   ------------  ------------ ------------

Proved reserves as of December 31, 2005      287,473,150    79,053,056     225,274,807     69,783,276    62,198,343    9,269,779
   Revisions of previous estimates(1)        (33,631,025)    3,127,635    (34,542,219)      3,135,885       911,194       (8,250)
   Purchases of minerals in place             60,187,095     2,922,553      60,187,095      2,922,553            --           --
   Sales of minerals in place                 (6,122,283)     (708,691)     (6,122,283)      (708,691)           --           --
   Extensions, discoveries, and other
     additions                                39,012,428     5,627,297      38,466,980      5,512,795       545,448      114,502
   Production                                (22,787,948)   (7,902,766)    (13,603,589)    (7,181,287)   (9,184,359)    (721,479)
                                            ------------- ------------  --------------   ------------  ------------ ------------

Proved reserves as of December 31, 2006      324,131,417    82,119,084     269,660,791     73,464,531    54,470,626    8,654,552
                                            ============= ============  ==============   ============  ============ ============

Proved developed reserves: (2)
   December 31, 2003                         210,119,927    45,525,366     138,173,341     38,767,983    71,946,586    6,757,383
   December 31, 2004                         193,310,761    42,037,852     140,549,052     36,628,873    52,761,709    5,408,979
   December 31, 2005                         152,001,133    37,989,821     125,367,690     35,298,324    26,633,443    2,691,497
   December 31, 2006                         151,276,834    34,956,469     133,815,108     33,345,567    17,461,726    1,610,902


(1)Revisions of previous estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics, and reservoir pressure. Additionally, changes in quantity estimates are affected by the increase or decrease in crude oil, NGL, and natural gas prices at each year-end. Proved reserves, as of December 31, 2006, were based upon prices in effect at year-end. Our hedges at year-end 2006 consisted of natural gas price floors with strike prices higher than the period end price and thus would not materially affect prices used in these calculations. The weighted average of 2006 year-end prices for total, domestic, and New Zealand were $5.46, $5.84, and $3.59 per Mcf of natural gas, $60.41, $60.07, and $63.51 per barrel of oil, and $30.93, $31.54 and $26.84 per barrel of NGL, respectively. This compares to $8.94, $10.36, and $3.79 per Mcf of natural gas, $60.12, $60.00, and $60.98 per barrel of oil, and $31.40, $33.28 and $19.20 per barrel of NGL as of December 31, 2005, for total, domestic, and New Zealand, respectively. The weighted average of 2004 year-end prices for total, domestic, and New Zealand were $5.16, $5.87, and $3.07 per Mcf of natural gas, $41.07, $42.21, and $33.60 per barrel of oil, and $25.48, $26.49 and $20.48 per barrel of NGL, respectively.

(2)At December 31, 2006, 44% of our reserves were proved developed, compared to 50% at December 31, 2005, 56% at December 31, 2004, and 59% at December 31, 2003.

     Standardized Measure of Discounted Future Net Cash Flows. The standardized measure of discounted future nt cash flows relating to proved oil and gas reserves is as follows:

                                                                         Year Ended December 31, 2006
                                                           ---------------------------------------------------------
                                                                Total              Domestic         New    Zealand
                                                           -----------------   -----------------   -----------------
Future gross revenues                                      $   6,341,394,321   $   5,659,084,913   $     682,309,408
Future production costs                                       (1,393,634,094)     (1,167,117,123)      (226,516,971)
Future development costs                                        (935,003,617)       (886,842,793)        (48,160,824)
                                                           -----------------   -----------------   -----------------
Future net cash flows before income taxes                      4,012,756,610       3,605,124,997         407,631,613
Future income taxes                                           (1,187,858,603)     (1,137,617,295)       (50,241,308)
                                                           -----------------   -----------------   -----------------
Future net cash flows after income taxes                       2,824,898,007       2,467,507,702         357,390,305
Discount at 10% per annum                                       (956,238,277)       (835,593,066)       (120,645,211)
                                                           -----------------   -----------------   -----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $   1,868,659,730   $   1,631,914,636   $     236,745,094
                                                           =================   =================   =================

                                                                         Year Ended December 31, 2005
                                                           ---------------------------------------------------------
                                                                Total              Domestic          New Zealand
                                                           -----------------   -----------------   -----------------

Future gross revenues                                      $   6,917,103,123   $   6,194,560,214   $     722,542,909
Future production costs                                       (1,334,822,738)     (1,122,637,935)      (212,184,803)
Future development costs                                        (710,343,331)       (667,526,650)        (42,816,681)
                                                           -----------------   -----------------   -----------------
Future net cash flows before income taxes                      4,871,937,054       4,404,395,629         467,541,425
Future income taxes                                           (1,538,799,956)     (1,461,577,946)       (77,222,010)
                                                           -----------------   -----------------   -----------------
Future net cash flows after income taxes                       3,333,137,098       2,942,817,683         390,319,415
Discount at 10% per annum                                     (1,173,767,635)     (1,048,193,951)      (125,573,684)
                                                           -----------------   -----------------   -----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $   2,159,369,463   $   1,894,623,732   $     264,745,731
                                                           =================   =================   =================

                                                                         Year Ended December 31, 2004
                                                           ---------------------------------------------------------
                                                                Total              Domestic          New Zealand
                                                           -----------------   -----------------   -----------------

Future gross revenues                                      $   4,711,060,300   $   4,122,705,861   $     588,354,439
Future production costs                                       (1,029,449,670)       (819,035,166)       (210,414,504)
Future development costs                                        (480,093,684)       (434,305,537)        (45,788,147)
                                                           -----------------   -----------------   -----------------
Future net cash flows before income taxes                      3,201,516,946       2,869,365,158         332,151,788
Future income taxes                                             (896,135,438)       (866,598,544)        (29,536,894)
                                                           -----------------   -----------------   -----------------
Future net cash flows after income taxes                       2,305,381,508       2,002,766,614         302,614,894
Discount at 10% per annum                                       (840,436,013)       (746,227,690)        (94,208,323)
                                                           -----------------   -----------------   -----------------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves                  $   1,464,945,495    $  1,256,538,924   $     208,406,571
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

     The estimates of cash flows and reserves quantities shown above are based on year-end oil and gas prices for each period. Our hedges at year-end 2006 consisted mainly of natural gas price floors with strike prices higher than the period end price and did not materially affect prices used in these calculations. Subsequent changes to such year-end oil and gas prices could have a significant impact on discounted future net cash flows. Under Securities and Exchange Commission rules, companies that follow the full-cost accounting method are required to make quarterly Ceiling Test calculations using hedge adjusted prices in effect as of the period end date presented (see Note 1 to the consolidated financial statements). Application of these rules during periods of relatively low oil and gas prices, even if of short-term seasonal duration, may result in non-cash write-downs.

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

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                     Year Ended December 31,
                                                     --------------------------------------------------------
                                                             2006               2005               2004
                                                     -----------------  ------------------   ----------------
Beginning balance                                    $   2,159,369,463  $    1,464,945,495   $  1,134,856,535
                                                     -----------------  ------------------   ----------------
Revisions to reserves proved in prior years--
   Net changes in prices, and production costs            (658,283,413)      1,232,876,998        398,333,372
   Net changes in future development costs                (166,890,534)       (173,219,347)      (117,672,270)
   Net changes due to revisions in quantity                (60,713,716)       (138,969,442)       (12,754,357)
     estimates
   Accretion of discount                                   314,344,631         199,799,374        152,715,946
   Other                                                   (98,478,730)         17,191,849         49,111,385
                                                     -----------------  ------------------   ----------------
Total revisions                                           (670,021,762)      1,137,679,432       469,734,076

New field discoveries and extensions, net of future
   production and development costs                        212,629,383         152,461,162         30,609,517
Purchases of minerals in place                             289,338,576          99,129,117        118,575,886
Sales of minerals in place                                 (20,378,583)        (10,164,069)        (7,339,601)
Sales of oil and gas produced, net of production          (473,624,706)       (334,267,899)      (239,669,623)
costs
Previously estimated development costs incurred            187,133,510         100,614,837         98,924,021
Net change in income taxes                                 184,213,849        (451,028,612)      (140,745,316)
                                                     -----------------  ------------------   ----------------

Net change in standardized measure of discounted
   future net cash flows                                  (290,709,733)        694,423,968        330,088,960
                                                     -----------------  ------------------   ----------------
Ending balance                                       $   1,868,659,730  $    2,159,369,463   $  1,464,945,495
                                                     =================  ==================   ================

   Selected Quarterly Financial Data (Unaudited). The following table presents summarized quarterly financial information for the years ended December 31, 2006 and 2005:


                               Income                         Basic     Diluted
                               Before                          EPS        EPS
                               Income            Net           Net        Net
              Revenues         Taxes           Income        Income     Income
           --------------   -------------   -------------   --------   --------
2006:
First      $  136,168,931   $  57,774,996   $  37,314,506   $  1.28    $  1.24
Second        147,177,246      60,189,700      38,168,448      1.31       1.27
Third         173,458,852      82,209,164      50,811,567      1.74       1.68
Fourth        158,636,201      62,112,305      35,270,819      1.19       1.16
           --------------   -------------   -------------
   Total   $  615,441,230   $ 262,286,165   $ 161,565,340   $  5.52    $  5.38
           ==============   =============   =============

2005:
First      $   95,620,684   $  39,758,619   $  25,689,152   $  0.91    $  0.89
Second        104,299,925      41,778,041      27,881,658      0.98       0.96
Third         100,853,505      42,901,655      27,506,899      0.96       0.92
Fourth        122,452,375      54,001,236      34,700,747      1.20       1.16
           --------------   -------------   -------------   -------    -------
   Total   $  423,226,489   $ 178,439,551   $ 115,778,456   $  4.06    $  3.95
           ==============   =============   =============   =======    =======



     There were no extraordinary items in 2006 or 2005.

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

     Management's Report On Internal Control Over Financial Reporting as of December 31, 2006 is included in Item 8. Financial Statements and Supplementary Data. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is also included in Item 8.

Item 9B. Other Information

     None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 8, 2007, annual shareholders' meeting is incorporated herein by reference.

Item 11. Executive Compensation

     The information required under Item 11 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 8, 2007, annual shareholders' meeting is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required under Item 12 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 8, 2007, annual shareholders' meeting is incorporated herein by reference.

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
     Independence

     The information required under Item 13 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 8, 2007, annual shareholders' meeting is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information required under Item 14 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year end in connection with our May 8, 2007, annual shareholders' meeting is incorporated by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

o 1. The following consolidated financial statements of Swift Energy Company together with the report thereon of Ernst & Young LLP dated February 27, 2007, and the data contained therein are included in Item 8 hereof:

         Management's Report on Internal Control Over Financial Reporting...............47
         Report of Independent Registered Public Accounting Firm on Internal Control
                  Over Financial Reporting..............................................48
         Report of Independent Registered Public Accounting Firm........................49
         Consolidated Balance Sheets....................................................50
         Consolidated Statements of Income..............................................51
         Consolidated Statements of Stockholders' Equity................................52
         Consolidated Statements of Cash Flows..........................................53
         Notes to Consolidated Financial Statements.....................................54

     o        Financial Statement Schedules


        [None]

     3.         Exhibits

              2 Plan and Agreement and Articles of Merger to Form Holding Company, dated as of December 21, 2005, but effective at 9:00 a.m., local time in Austin, Texas on December 28, 2005, by and among Swift Energy Company, New Swift Energy Company and Swift Energy Operating, LLC (incorporated by reference as Exhibit
                           2.1 to Swift Energy Company's Form 8-K filed December 29, 2005, File No. 1-08754).

              3.1 Restated Articles of Incorporation of Swift Energy Company (incorporated by reference as Exhibit 3.3 to Swift Energy Company's Form 8-K filed December 29, 2005, File No. 1-08754).

              3.2 Amended and Restated Bylaws of Swift Energy Company, as amended through December 28, 2005 (incorporated by reference as Exhibit 3.5 to Swift Energy Company's Form 8-K filed December 29, 2005, File No. 1-08754).

              3.3 Certificate of Designation of Series A Junior Participating Preferred Stock of Swift Energy Company (incorporated by reference as Exhibit 3.4 to Swift Energy Company's Form 8-K filed December 29, 2005, File No. 1-08754).

              4.1 Indenture dated as of April 16, 2002, between Swift Energy Company and Bank One, N.A., as Trustee (incorporated by reference as Exhibit 4.1 to Swift Energy Company's Form 8-K filed April 16, 2002, File No. 1-08754).

              4.2 First Supplemental Indenture dated as of April 16, 2002, between Swift Energy Company and Bank One, N.A., including the form of 9 3/8% Senior Subordinated Notes due 2012 (incorporated by reference as Exhibit 4.2 to Swift Energy Company's Form 8-K filed April 16, 2002, File No. 1-08754).

              4.3 Second Supplemental Indenture dated as of December 28, 2005, between Swift Energy Company and J.P. Morgan Trust Company, National Association as successor Trustee to Bank One, NA (incorporated by reference as Exhibit 4.1 to Swift Energy Company's Form 8-K filed December 29, 2005, File No. 1-08754).

              4.4 Indenture dated as of June 23, 2004, between Swift Energy Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference as Exhibit 4.1 to Swift Energy Company's Form 8-K filed June 25, 2004, File No. 1-08754).

              4.5 First Supplemental Indenture dated as of June 23, 2004, between Swift Energy Company and Wells Fargo Bank, National Association, as Trustee, including the form of 7 5/8% Senior Notes (incorporated by reference as Exhibit 4.2 to Swift Energy Company's Form 8-K filed June 25, 2004, File No. 1-08754).

              4.6 Second Supplemental Indenture dated as of December 28, 2005, between Swift Energy Company and Wells Fargo Bank. National Association, as Trustee (incorporated by reference as Exhibit 4.2 to Swift Energy Company's Form 8-K filed December 29, 2005, File No. 1-08754).

              4.7 Amended and Restated Rights Agreement between Swift Energy Company and American Stock Transfer & Trust Company, dated March 31, 1999 (incorporated by reference to Swift Energy Company's Amendment No. 1 to Form 8-A filed April 7, 1999, File No. 1-08754).

              4.8 Amendment No. 1 to the Rights Agreement dated December 12, 2005 between Swift Energy Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference as Exhibit 4.3 to Swift Energy Company's Form 8-K filed December 29, 2005, File No. 1-08754).

              4.9 Assignment, Assumption, Amendment and Novation Agreement between Swift Energy Company, New Swift Energy Company and American Stock Transfer & Trust Company, as Rights Agent effective at 9:00 a.m. local time in Austin, Texas on December 28, 2005 (incorporated by reference as Exhibit 4.4 to Swift Energy Company's Form 8-K filed December 29, 2005, File No. 1-08754).

              4.10 Amendment No. 2 to the Rights Agreement dated December 21, 2006 between Swift Energy Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference as Exhibit 4.1 to Swift Energy Company's Form 8-K filed December 22, 2006, File No. 1-08754).

              10.1+ Amended and Restated Swift Energy Company 1990 Nonqualified Stock Option Plan, as of May 13, 1997 (incorporated by reference from Swift Energy Company's definitive proxy statement for the annual shareholders meeting filed April 14, 1997, File No. 1-08754).

              10.2+ Amended and Restated Swift Energy Company 1990 Stock Compensation Plan, as of May 13, 1997 (incorporated by reference from Swift Energy Company's definitive proxy statement for the annual shareholders meeting filed April 14, 1997, File No. 1-08754).

              10.3+ Amendment to the Swift Energy Company 1990 Stock Compensation Plan, as of May 9, 2000 (incorporated by reference as Exhibit 4.2 to the Swift Energy Company registration statement No. 333-67242 on Form S-8 filed August 10, 2001, File No. 1-08754).

              10.4+ Swift Energy Company 2001 Omnibus Stock Compensation Plan, as of January 1, 2001 (incorporated by reference as Exhibit 4.3 to the Swift Energy Company registration statement no. 333-67242 on Form S-8 filed August 10, 2001, File No. 1-08754).

              10.5+ Swift Energy Company 2005 Stock Compensation Plan (incorporated by reference as Exhibit 10.1 to the Swift Energy Company Form 8-K filed May 12, 2005, File No. 1-08754).

              10.6+ Amendment No. 1 to the Swift Energy Company 2005 Stock Compensation Plan, as of May 9, 2006 (incorporated by reference as Exhibit 10.1 to the Swift Energy Company Form 8-K filed May 12, 2006).

              10.7+ Employee Stock Purchase Plan (incorporated by reference as Exhibit 4(a) to Swift Energy Company's Registration Statement No. 33-80228 on Form S-8 filed June 15, 1994, File No. 1-08754).

              10.8+ Amended and Restated Employee Stock Purchase Plan dated June 1, 2006 (incorporated by reference to Swift Energy Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 1-08754).

              10.9* Form of Indemnity Agreement for Swift Energy Company officers.

              10.10* Form of Indemnity Agreement for Swift Energy Company directors.

              10.11+ Amended and Restated Employment Agreement dated as of November 15, 2000 between Swift Energy Company, predecessor to Swift Energy Operating, LLC, and A. Earl Swift (incorporated by reference as Exhibit
                           10.12 to Swift Energy Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-08754).

              10.12+ Amended and Restated Employment Agreement dated as of May 9, 2001 between Swift Energy Company, predecessor to Swift Energy Operating, LLC, and Terry E. Swift (incorporated by reference as Exhibit 10.2 to Swift Energy Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 1-08754).

              10.13+ Amended and Restated Employment Agreement dated as of May 9, 2001 between Swift Energy Company, predecessor to Swift Energy Operating, LLC, and James M. Kitterman (incorporated by reference as Exhibit 10.6 to Swift Energy Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 1-08754).

              10.14+ Amended and Restated Employment Agreement dated as of May 9, 2001 between Swift Energy Company, predecessor to Swift Energy Operating, LLC, and Bruce H. Vincent (incorporated by reference as Exhibit 10.4 to Swift Energy Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 1-08754).

              10.15+ Amended and Restated Employment Agreement dated as of May 9, 2001 between Swift Energy Company, predecessor to Swift Energy Operating, LLC, and Joseph A. D'Amico (incorporated by reference as Exhibit 10.3 to Swift Energy Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 1-08754).

              10.16+ Employment Agreement dated as of May 9, 2001 between Swift Energy Company, predecessor to Swift Energy Operating, LLC, and Victor R. Moran (incorporated by reference as Exhibit 10.7 to Swift Energy Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 1-08754).

              10.17+ Amended and Restated Employment Agreement dated as of May 9, 2001 between Swift Energy Company, predecessor to Swift Energy Operating, LLC, and Alton D. Heckaman, Jr. (incorporated by reference as Exhibit
                           10.5 to Swift Energy Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 1-08754).

              10.18+ Amended and Restated Employment Agreement dated as of May 9, 2001 between Swift Energy Company and Donald
                           L. Morgan (incorporated by reference as Exhibit 10.8 to Swift Energy Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 1-08754).

              10.19+       Consulting Agreement between Swift Energy Company and
                           A. Earl Swift effective as of July 1, 2006 (incorporated by reference as Exhibit 10.1 to Swift Energy Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 1-08754).

              10.20+ Consulting Agreement between Swift Energy Company and Virgil N. Swift effective as of July 1, 2006 (incorporated by reference as Exhibit 10.1 to Swift Energy Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 1-08754).

              10.21+ Fourth Amended and Restated Agreement and Release by and between Swift Energy Company and Virgil Neil Swift, dated November 20, 2000 (incorporated by reference as Exhibit 10.13 to Swift Energy Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-08754).

              10.22+ Description of executive officers' compensation arrangements (incorporated by reference as Exhibit
                           10.25 to Swift Energy Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-08754).

              10.23+ Description of non-employee directors' compensation arrangements (incorporated by reference as Exhibit
                           10.16 to Swift Energy Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-08754).

              10.24 + Forms of agreements for grant of incentive and non-qualified stock options and forms of agreement for grant of restricted stock under Swift Energy Company 2001 Omnibus Stock Compensation Plan (incorporated by reference as Exhibit 10.17 to Swift Energy Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-08754).

              10.25+       Forms of  agreements  for  grant of  incentive  stock
                           options and forms of agreement for grant of restricted stock under Swift Energy Company 2005 Stock Compensation Plan (incorporated by reference as
                           Exhibit 10.19 to Swift Energy Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-08754).

              10.26 First Amended and Restated Credit Agreement effective as of June 29, 2004, among Swift Energy Company and Bank One, NA as Administrative Agent, Wells Fargo Bank, National Association as Syndication Agent, BNP Paribas, as Syndication Agent, Caylon, as
                           Documentation agent, Societe Generale, as Documentation Agent and the Lenders Signatory Hereto and Banc One Capital Markets, Inc., as Sole Lead Arranger and Sole Book Runner (incorporated by reference as Exhibit 10.2 to the Swift Energy Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-08754).

              10.27 First Amendment to First Amended and Restated Credit Agreement effective as of November 1, 2005 by and among Swift Energy Company, JP Morgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities, Inc. as Sole Lead Arranger and Sole Book Runner, Wells Fargo Bank, National Association, as Sydication Agent, BNP Paribas, as Syndication Agent, Caylon, as Documentation Agent, and Societe Generale, as Documentation Agent. (incorporated by reference as Exhibit 10.1 to the Swift Energy Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, File No. 1-08754).

              10.28 Second Amendment to First Amended and Restated Credit Agreement effective as of December 28, 2005, by and among Swift Energy Company and Swift Energy Operating, LLC, and, J.P. Morgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities, Inc. as Sole Lead Arranger and Sole Book Runner, Wells Fargo Bank, National Association, as Syndication Agent, BNP PARIBAS, as Syndication Agent, Calyon as Documentation Agent and Societe Generale as Documentation Agent (incorporated by reference as Exhibit 10.23 to Swift Energy Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-08754).


              10.29* Third Amendment to First Amended and Restated Credit Agreement effective as of October 2, 2006, by and among Swift Energy Company and Swift Energy Operating, LLC, and, J.P. Morgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities, Inc. as Sole Lead Arranger and Sole Book Runner, Wells Fargo Bank, National Association, as Syndication Agent, BNP PARIBAS, as Syndication Agent, Calyon as Documentation Agent and Societe Generale as Documentation Agent (incorporated by reference to Swift Energy Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, File No. 1-08754).

              10.30 Eighth Amendment to Lease Agreement between Swift Energy Company and Greenspoint Plaza Limited Partnership dated as of June 30, 2004 (incorporated by reference as Exhibit 10.1 to the Swift Energy Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-08754).

              10.31* Purchase and Sale Agreement dated as of August 24, 2006 but effective as of April 1, 2006, between Swift Energy Operating, LLC and BP America Production Company.

              12*          Swift  Energy  Company  Ratio  of  Earnings  to Fixed
                           Charges.

              21 *         List of Subsidiaries of Swift Energy Company.

              23.1 *       The consent of H.J. Gruy and Associates, Inc.

              23.2 * Consent of Ernst & Young LLP as to incorporation by reference regarding Forms S-8 and S-3 Registration Statements.

              31.1 * Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 * Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32 * Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.1         * The  summary  of H.J.  Gruy  and  Associates,  Inc.
                           report, dated January 23, 2007.



--------------------------------------------------------------------------------

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


                                         SWIFT ENERGY COMPANY



                                         By    /s/ Terry E. Swift
                                         ------------------------------
                                                Terry E. Swift
                                             Chairman of the Board



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Swift Energy Company, and in the capacities and on the dates indicated:


          Signatures                       Title                     Date
         -----------                      ------                    -----


                                         Director
----------------------------      Chief Executive Officer      February 28, 2007
        Terry E. Swift



                                 Executive Vice-President
----------------------------    Principal Financial Officer    February 28, 2007
   Alton D. Heckaman, Jr.



                                        Controller
----------------------------   Principal Accounting Officer    February 28, 2007
      David W. Wesson




----------------------------             Director              February 28, 2007
      Deanna L. Cannon




----------------------------             Director              February 28, 2007
     Raymond E. Galvin

----------------------------             Director              February 28, 2007
    Douglas J. Lanier




----------------------------             Director              February 28, 2007
       Greg Matiuk




----------------------------             Director              February 28, 2007
   Henry C. Montgomery




----------------------------             Director              February 28, 2007
   Clyde W. Smith, Jr.




----------------------------             Director              February 28, 2007
   Charles J. Swindells




----------------------------             Director              February 28, 2007
    Bruce H. Vincent

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    EXHIBITS

                                       TO

                                FORM 10-K REPORT

                                     FOR THE

                          YEAR ENDED DECEMBER 31, 2006





                              SWIFT ENERGY COMPANY

                        16825 NORTHCHASE DRIVE, SUITE 400

                              HOUSTON, TEXAS 77060

                                  EXHIBIT INDEX


              10.9 Form of Indemnity Agreement for Swift Energy Company officers.

              10.10 Form of Indemnity Agreement for Swift Energy Company directors.

              10.31 Purchase and Sale Agreement dated as of August 24, 2006 but effective as of April 1, 2006, between Swift Energy Operating, LLC and BP America Production Company.

              12           Swift  Energy  Company  Ratio  of  Earnings  to Fixed
                           Charges.

              21           List of Subsidiaries of Swift Energy Company.

              23.1         The consent of H.J. Gruy and Associates, Inc.

              23.2 Consent of Ernst & Young LLP as to incorporation by reference regarding Forms S-8 and S-3 Registration Statements.

              31.1         Certification of Chief Executive  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2003.

              31.2         Certification of Chief Financial  Officer pursuant to
                           Section 3-2 of the Sarbanes-Oxley Act of 2002.

              32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.1 The summary of H.J. Gruy and Associates, Inc. report, dated January 23, 2007.

                                                                   Exhibit 10.9


SWIFT ENERGY COMPANY
                            INDEMNIFICATION AGREEMENT

THIS INDEMNIFICATION AGREEMENT (the "Agreement"), is made and entered into as of __________________, by and between Swift Energy Company, a Texas corporation (the "Company"), and __________________ (the "Indemnitee").

                                   BACKGROUND

A. The Company is aware that, in order to induce highly competent persons to serve or continue to serve the Company as officers or in other capacities, the Company must provide such persons with adequate protection through insurance and indemnification against risks of claims and actions against them arising out of their service to and activities on behalf of the Company.

B. The Company has adopted bylaws (the "Bylaws") providing for indemnification of the directors, officers, employees and other agents of the Company, including persons serving at the request of the Company in these capacities with other corporations or enterprises, to the full extent permitted under the applicable law of the State of Texas, which is currently the Texas Business Corporation Act (the "Act").

C. The Act expressly provides that the indemnification provided in the Bylaws is not exclusive, and expressly permits contracts between the Company and its directors, officers and employees and other agents with respect to indemnification.

D. The Board of Directors of the Company (the "Board") has determined that (1) it is essential to the best interests of the Company's shareholders that the Company act to assure such persons that there will be increased certainty of such protection in the future, and that (2) it is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify and to advance expenses to such persons to the fullest extent permitted by applicable law, so that they will continue to serve the Company free from undue concern that they will not be so indemnified.

E. The Indemnitee is willing to serve, continue to serve, or take on additional service for or on behalf of the Company provided that he or she is furnished with the indemnification set forth in this Agreement.

                                    AGREEMENT

         The parties hereto, intending to be legally bound, hereby agree as follows:

1. Definitions. The following terms shall have the meanings referenced below for purposes of this Agreement.

(a) "Agent" shall mean any person who is or was (i) an officer of the Company, or (ii) at the request of, for the convenience of, or to represent the interests of the Company, serving as a director, manager, officer, trustee, general partner, member, venturer, fiduciary, employee, other agent or similar functionary of a Subsidiary; or (iii) at the request of, for the convenience of, or to represent the interest of the Company or a Subsidiary of the Company, serving as a director, manager, officer, trustee, general partner, member, venturer, fiduciary, employee other agent of another corporation, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise, in each case (i) whether or not the person was serving in that capacity at the time any liability or expense is incurred and (ii) whether the basis for any Proceeding brought against the person is alleged action in an official capacity as a director, manager, officer, trustee, general partner, member, venturer, fiduciary, employee or agent or any other capacity while serving as a director, manager, officer, trustee, general partner, member, venturer, fiduciary, employee or other agent.

(b) "Expenses" means all out-of-pocket expenses or costs of any type or nature whatsoever (including, without limitation, all court costs, attorneys' fees and related disbursements and any deductibles that Indemnitee might be required to pay under applicable insurance policies), actually and reasonably incurred by the Indemnitee in connection with the investigation with respect to, or the defense or appeal of, a Proceeding, or establishing or enforcing a right to indemnification under this Agreement or the Act or otherwise, but excluding all judgments, fines, ERISA excise taxes or penalties, or amounts paid in settlement of a Proceeding.

(c) "Proceeding" means any threatened, pending, or completed action, suit or other proceeding, whether civil, criminal, administrative, or investigative, any appeal in such an action, suit or proceeding, and any inquiry or investigation that could lead to such an action, suit or proceeding.

(d) "Subsidiary" means any foreign or domestic corporation, partnership, limited liability company, employee benefit plan, other enterprise or other entity of which more than fifty percent (50%) of the outstanding voting securities or interests is owned directly or indirectly by the Company.

2. Scope. Notwithstanding any other provision of this Agreement, the Company hereby agrees to indemnify the Indemnitee to the fullest extent permitted by law for the indemnification of directors, notwithstanding that such indemnification is not specifically authorized by the other provisions of this Agreement, the Articles of Incorporation, the Bylaws or by statute.

3. Mandatory Indemnification. Subject to the limitations of Section 6 of this Agreement:

(a)      Indemnification for Expenses of a Party Who is Wholly or Partly
         Successful.

         (i) To the extent that the Indemnitee is, by reason of the fact that he or she is or was an Agent, a party to and is successful, on the merits or otherwise, in any Proceeding

                  (including an action by or in the right of the Company), the Company shall indemnify the Indemnitee against all Expenses actually and reasonably incurred by his or her or on his or her behalf in connection therewith. If the Indemnitee is not wholly successful in defense of any Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company shall indemnify the Indemnitee against all Expenses actually and reasonably incurred by his or her or on his or her behalf in connection with each such claim, issue or matter as to which the Indemnitee is successful, on the merits or otherwise. For purposes of this Section 3(a)(i), the term "successful, on the merits or otherwise," shall include (A) the termination of any claim, issue or matter in a Proceeding by withdrawal or dismissal, with or without prejudice, (B) termination of any claim, issue or matter in a Proceeding by any other means without any express finding of liability or guilt against the Indemnitee, with or without prejudice, (C) the expiration of 120 days after the making of a claim or threat of a Proceeding without the institution of the same and without any promise or payment made to induce a settlement or
                  (D) the settlement of any claim, issue or matter in a Proceeding pursuant to which the Indemnitee pays less than $100,000.

         (ii) In no event shall the Indemnitee be entitled to indemnification under Section 3(a)(i) above with respect to a claim, issue or matter to the extent (A) applicable law prohibits the indemnification, or (B) an admission is made by the Indemnitee in writing to the Company or in such Proceeding or a determination is made by a court of competent jurisdiction from which all appeals have been exhausted that the standard of conduct required for indemnification under this Agreement has not been met with respect to such claim, issue or matter.

(b) Third-Party Actions. If the Indemnitee was or is a party or is threatened to be made a party to any Proceeding (other than a proceeding brought by or in the right of the Company) by reason of the fact that he or she is or was an Agent, or by reason of anything done or not done by him or her in any such capacity, then the Company shall indemnify the Indemnitee against any and all Expenses and any judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement in connection with the investigation, defense, settlement or appeal of such Proceeding, unless the Indemnitee: (i) did not conduct himself or herself in good faith; (ii) did not reasonably believe: (A) in the case of conduct in his or her official capacity as an officer of the Company, that his or her conduct was in the Company's best interests; and (B) in all other cases, that his or her conduct was at least not opposed to the Company's best interests; or (iii) in the case of any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that Indemnitee did not satisfy the foregoing standard of conduct to the extent applicable thereto. A person shall be deemed to have been found liable in respect of any claim, issue or matter only after the person shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom.

(c) Derivative Actions. If the Indemnitee was or is a party or is threatened to be made a party to any Proceeding in a derivative action by or in the right of the Company, because he or she is or was an Agent, or because of anything done or not done by him or her in any such capacity, then the Company shall indemnify the Indemnitee against all Expenses, as well as any judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement in connection with the investigation, defense, settlement or appeal of such Proceeding, unless the Indemnitee: (i) did not conduct himself or herself in good faith;
         (ii) did not reasonably believe: (A) in the case of conduct in his or her official capacity as an officer of the Company, that his or her conduct was in the Company's best interests; and (B) in all other cases, that his or her conduct was at least not opposed to the Company's best interests; or (iii) in the case of any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that Indemnitee did not satisfy the foregoing standard of conduct to the extent applicable thereto. A person shall be deemed to have been found liable in respect of any claim, issue or matter only after the person shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom.

(d) Actions where Indemnitee is Deceased. If the Indemnitee was or is a party or is threatened to be made a party to any Proceeding because he or she is or was an Agent, or because of anything done or not done by him or her in any such capacity, and if prior to, during the pendency of or after completion of such Proceeding, Indemnitee dies, then the Company shall indemnify the Indemnitee's heirs, devisees, executors and administrators against any and all Expenses, and any judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement in connection with the investigation, defense, settlement or appeal of such Proceeding, to the extent Indemnitee would have been entitled to indemnification pursuant to Sections 3(a), 3(b), or 3(c) of this Agreement if the Indemnitee was still alive.

4.       Partial Indemnification and Contribution.

(a) Partial Indemnification. If the Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of any Expenses or other liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) incurred by him or her in the investigation, defense, settlement or appeal of a Proceeding, but not entitled to indemnification for all of the total amount hereof, the Company shall indemnify the Indemnitee for such total amount less that portion to which the Indemnitee is not entitled.

(b) Contribution. If the indemnification provided in Section 3 is unavailable and may not be paid to Indemnitee for any reason, then in respect to any Proceeding in which the Company and all officers, directors and employees of the Company other than the Indemnitee are jointly liable with Indemnitee (or would be if joined in such Proceeding), the Company shall contribute to the amount of Expenses and other liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) in connection with the investigation, defense, settlement or appeal of such Proceeding, in such proportion as is appropriate to reflect the relative benefits received by the Company and all officers, directors and employees of the Company other than the Indemnitee, who are jointly liable with the Indemnitee (or would be if joined in such Proceeding), on the one hand, and the Indemnitee, on the other hand, from the transaction from which such Proceeding arose. The proportion determined on the basis of relative benefit may, to the extent necessary to conform to law, be further adjusted to reflect the relative fault of the Company and all officers, directors and employees of the Company other than the Indemnitee who are jointly liable with the Indemnitee (or would be if joined in such Proceeding), on the one hand, and of Indemnitee, on the other hand, in connection with the events that resulted in such Expenses or other liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) in connection with the investigation, defense, settlement or appeal of such Proceeding, as well as any other relevant equitable considerations. The relative fault of the Company and all officers, directors and employees of the Company other than the Indemnitee who are jointly liable with the Indemnitee (or would be if joined in such Proceeding), on the one hand, and of Indemnitee, on the other hand, shall be determined by reference to, among other things, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent the circumstances resulting in such Expenses, judgments, fines or settlement amounts. The Company agrees that it would not be just and equitable if contribution pursuant to this
         Section 4(b) were determined by pro rata allocation or any other method of allocation that does not take account of the foregoing equitable considerations.

5.       Mandatory Advancement of Expenses.

(a) Subject to the provisions of Section 7 of this Agreement, the Company shall advance all Expenses incurred by the Indemnitee in connection with the investigation, defense, settlement or appeal of any Proceeding to which the Indemnitee is a party or is threatened to be made a party by reason of the fact that the Indemnitee is or was an Agent; provided, however, that if Indemnitee is at that time an officer of the Company, prior to the advancement of Expenses to the Indemnitee in connection with the Proceeding, the Indemnitee shall provide the Company with a written affirmation by the Indemnitee of his or her good faith belief that he or she has met the standard of conduct necessary for indemnification stated in the relevant provision of Section 3 of this Agreement, together with a written undertaking to repay the amount paid or reimbursed if it is ultimately determined that the Indemnitee has not met the standard of conduct necessary for indemnification or if it is ultimately determined that indemnification of the Indemnitee against Expenses incurred by him or her in connection with the Proceeding would have been prohibited by Section E of Article 2.02-1 of the Act if Indemnitee is treated as if he or she were serving as a director of the Company. The advances to be made hereunder shall be paid from time to time by the Company to the Indemnitee within thirty (30) days following delivery of a written request therefor by the Indemnitee to the Company, together with reasonable evidence of such Expenses. Any advances and undertakings to repay pursuant to this Section 5 shall not be secured, shall not bear interest and shall provide that, if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law with respect to such Proceeding, Indemnitee shall not be required to reimburse the Company for any advancement of Expenses in respect of such Proceeding until so determined by a court of competent jurisdiction after exhaustion of all appeals therefrom.

(b) Subject to the provisions of Section 7(c) and 7(d) of this Agreement, the Company shall advance all Expenses incurred by the Indemnitee in connection with the Indemnitee's appearance as a witness in, or in responding to a subpoena to testify or serve as a witness in or in connection with, a Proceeding in which the Indemnitee is not named as a defendant or respondent.

6.       Defense of the Underlying Proceeding.

(a) Indemnitee shall notify the Company promptly upon being served with or receiving any summons, citation, subpoena, complaint, indictment, information, notice, request or other document relating to any Proceeding which may result in the right to indemnification or the advance of Expenses hereunder; provided, however, that the failure to give any such notice shall not disqualify Indemnitee from the right, or otherwise affect in any manner any right of Indemnitee, to indemnification or the advance of Expenses under this Agreement unless the Company's ability to defend in such Proceeding or to obtain proceeds under any insurance policy is materially and adversely prejudiced thereby, and then only to the extent the Company is thereby actually so prejudiced.(b) If, at the time of the receipt of a notice of the commencement of a Proceeding pursuant to Section 6(a) hereof, the Company has a directors' and officers' liability insurance policy in effect, the Company shall give prompt notice of the commencement of such Proceeding to the insurers in accordance with the procedures set forth in the respective policies. The Company shall thereafter take all necessary or desirable action to cause such insurers to pay, on behalf of the Indemnitee, all amounts payable as a result of such Proceeding in accordance with the terms of such policies.

(b) Subject to the provisions of the last sentence of this Section 6(c) and of Section 6(d) below, the Company shall have the right to defend Indemnitee in any Proceeding which may give rise to indemnification hereunder with counsel approved by Indemnitee, which approval shall not be unreasonably withheld; provided, however, that the Company shall notify Indemnitee of any such decision to defend within 15 calendar days following receipt of notice of any such Proceeding under Section 6(a) above. The Company shall not, without the prior written consent of Indemnitee, which shall not be unreasonably withheld or delayed, consent to the entry of any judgment against Indemnitee or enter into any settlement or compromise which (i) includes an admission of fault of Indemnitee or (ii) does not include, as an unconditional term thereof, the full release of Indemnitee from all liability in respect of such Proceeding, which release shall be in form and substance reasonably satisfactory to Indemnitee. This Section 6 shall not apply to a Proceeding brought by Indemnitee under Section 9.

(c) Notwithstanding the provisions of Section 6(c) above, if in a Proceeding for which the Company has notified Indemnitee that it intends to defend Indemnitee, (i) Indemnitee reasonably concludes, based upon an opinion of counsel approved by the Company, which approval shall not be unreasonably withheld, that he or she may have separate defenses or counterclaims to assert with respect to any issue which may not be consistent with other defendants in such Proceeding,
         (ii) Indemnitee reasonably concludes, based upon an opinion of counsel approved by the Company, which approval shall not be unreasonably withheld, that an actual or apparent conflict of interest or potential conflict of interest exists between Indemnitee and the Company, or
         (iii) if the Company fails to assume the defense of such Proceeding in a timely manner, Indemnitee shall be entitled to be represented by separate legal counsel of Indemnitee's choice, subject to the prior approval of the Company, which shall not be unreasonably withheld, at the expense of the Company. In addition, if the Company fails to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes any action to declare this Agreement void or unenforceable, or institutes any Proceeding to deny or to recover from Indemnitee the benefits intended to be provided to Indemnitee hereunder, Indemnitee shall have the right to retain counsel of Indemnitee's choice, subject to the prior approval of the Company, which shall not be unreasonably withheld, at the expense of the Company, to represent Indemnitee in connection with any such matter.

7. Exceptions. Any other provision herein to the contrary notwithstanding, the Company shall not be obligated pursuant to the terms of this
         Agreement:

(a) Claims Initiated by Indemnitee. To advance to the Indemnitee Expenses or indemnify Expenses or any other liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) with respect to Proceedings or claims initiated or brought voluntarily by the Indemnitee and not by way of defense, unless:

         (i)      such indemnification is expressly required to be made by law;

         (ii)     the Proceeding was authorized by the Board;

         (iii) such indemnification is provided by the Company, in its sole discretion, pursuant to the powers vested in the Company under the Act or the Bylaws; or

         (iv) a counterclaim or cross claim is asserted against Indemnitee for which Indemnitee otherwise would be entitled to indemnity by Company.

(b) Lack of Good Faith. To indemnify the Indemnitee for any Expenses or any other liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) incurred by the Indemnitee (i) with respect to any Proceeding instituted by the Indemnitee to enforce or interpret this Agreement, if a court of competent jurisdiction determines that each of the material assertions made by the Indemnitee in such Proceeding was not made in good faith or was frivolous, or (ii) with respect to any Proceeding if the Indemnitee is found liable by a court of competent jurisdiction after exhaustion of all appeals for willful or intentional misconduct in the performance of his or her duty to the Company;

(c) Unauthorized Settlements. To indemnify the Indemnitee under this Agreement for any amounts paid in settlement of a Proceeding unless the Company consents to such settlement, which consent shall not be unreasonably withheld; or

(d) No Duplication of Payments. To indemnify the Indemnitee for Expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) for which payment is actually made to Indemnitee under a valid and collectible directors' and officers' liability insurance policy, or under a valid and enforceable indemnity clause of the Bylaws or other agreement.

8. Non-exclusivity. The provisions for advancement of Expenses and indemnification of Expenses and any judgments, fines, ERISA excise taxes and amounts paid in settlement set forth in this Agreement shall not be deemed exclusive of any other rights which the Indemnitee may have under any provision of law, the Company's Articles of Incorporation, as amended and restated from time to time, or Bylaws, the vote of the Company's shareholders or disinterested directors, any employment agreement between the Company and Indemnitee, other agreements, or otherwise, both as to action in his or her official capacity and to action in another capacity while occupying his or her position as an Agent.

9.       Remedies of Indemnitee.

(a) If (i) a determination is made that Indemnitee is not entitled to indemnification under this Agreement, (ii) advance of Expenses is not timely made pursuant to Section 5 of this Agreement, or (iii) payment of indemnification is not made pursuant to Section 3 of this Agreement within 30 days after receipt by the Company of a written request therefor, Indemnitee shall be entitled to an adjudication in an appropriate court located in the State of Texas, or in any other court of competent jurisdiction, of his or her entitlement to such indemnification or advance of Expenses.

(b) In any judicial proceeding commenced pursuant to this Section 9 the Company shall have the burden of proving that Indemnitee is not entitled to indemnification or advance of Expenses, as the case may be.

(c) If a determination shall have been made that Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding commenced pursuant to this Section 9, absent a misstatement by Indemnitee of a material fact, or an omission of a material fact necessary to make Indemnitee's statement not materially misleading, in connection with the request for indemnification.

(d) In the event that Indemnitee, pursuant to this Section 9, seeks a judicial adjudication to enforce his or her rights under, or to recover damages for breach of, this Agreement, Indemnitee, if successful in such enforcement action in whole or in part, shall be entitled to recover from the Company, and shall be indemnified by the Company for, any and all Expenses actually and reasonably incurred by him or her in such judicial adjudication or arbitration, including any claim or counterclaim brought by the Company in connection therewith. If it shall be determined in such judicial adjudication or arbitration that Indemnitee is entitled to receive part but not all of the indemnification or advance of Expenses sought, the Expenses incurred by Indemnitee in connection with such judicial adjudication or arbitration shall be appropriately prorated.

(e) The Company shall be precluded from asserting in any Proceeding, including, without limitation, an action under Section 9(a) above, that the provisions of this Agreement are not valid, binding and enforceable or that there is insufficient consideration for this Agreement and shall stipulate in court that the Company is bound by all the provisions of this Agreement.

(f) The failure of the Company (including its Board of Directors or any committee thereof, independent legal counsel, or shareholders) to make a determination concerning the permissibility of the payment of indemnifiable amounts or the advance of Expenses under this Agreement shall not be a defense in any action brought under Section 9(a) above, and shall not create a presumption that such payment or advance is not permissible.

10.      Determination of "Good Faith".

(a) For purposes of any determination of "good faith" under this Agreement, the Indemnitee shall be deemed to have acted in good faith if in taking such action the Indemnitee relied on the records or books of account of the Company or a Subsidiary or affiliate of the Company, including financial statements, or on information, opinions, reports or statements provided to the Indemnitee by the officers or other employees of the Company or a Subsidiary or affiliate of the Company in the course of their duties, or on the advice of legal counsel for the Company or a Subsidiary or affiliate of the Company, or on information or records given or reports made to the Company or a Subsidiary or affiliate of the Company by an independent certified public accountant or by an appraiser or other expert selected by the Company or a Subsidiary or affiliate of the Company, or by any other person (including legal counsel, accountants and financial advisors) as to matters the Indemnitee reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Company. In connection with any determination as to whether the Indemnitee is entitled to be indemnified under this Agreement, the person or court making the determination shall presume that the Indemnitee has satisfied the applicable standard of conduct and shall be entitled to indemnification, and the burden of proof shall be on the Company to establish that the Indemnitee is not so entitled. The provisions of this Section 9 shall not be deemed to be exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met the applicable standard of conduct set forth in this Agreement. In addition, the knowledge and/or actions, or failures to act, of any other person serving the Company or a Subsidiary or affiliate of the Company as an indemnifiable person shall not be imputed to the Indemnitee for purposes of determining the right to indemnification under this Agreement.

(b) The determination as to whether an Indemnitee has met the applicable standard of conduct set forth in Section 3 hereof shall be made in accordance with Section F. of Article 2.02-1 of the Act. If for purposes of making such determination there are no directors who at the time are not named defendants or respondents in the Proceeding for which indemnification or reimbursement is sought, then such determination may be made by independent legal counsel (who may be the outside counsel regularly employed by the Company) in a written opinion.

11. Subrogation. If payment is made under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee from any third parties, the Indemnitee shall execute all documents reasonably required and shall do all acts that may be reasonably necessary to secure such rights and to enable the Company to effectively bring suit to enforce such rights.

12.      Continuation of Obligations.

(a) After Service as an Agent. All agreements and obligations of the Company contained herein shall continue during the period Indemnitee is an Agent and shall continue thereafter so long as Indemnitee shall be subject to any possible Proceeding, by reason of the fact that Indemnitee was serving in the capacity referred to herein.

(b) Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns (including any direct or indirect successor by merger, consolidation, or otherwise to all or substantially all of the business or assets of the Corporation), and personal and legal representatives. The Company shall require any such successor to the Company to expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

13. Severability. If any provision or provisions of this Agreement shall be held to be invalid, illegal or unenforceable for any reason whatsoever, then:

(a) the validity, legality and enforceability of the remaining provisions of the Agreement (including, without limitation, all portions of any paragraphs of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and

(b) to the fullest extent possible, the provisions of this Agreement (including, without limitation, all portions of any provision of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable and to give effect to Section 11 hereof.

14. Modification and Waiver. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by the parties hereto. No waiver of any provision of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

15. Notices. All notices, consents, waivers and other communications under this Agreement must be in writing and will be deemed to have been duly given when:

(a)      delivered by hand (with written confirmation of receipt);

(b) sent by facsimile (with written confirmation of receipt), provided that a copy is also promptly mailed by registered mail, return receipt requested; or

(c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested),

in each case to the appropriate addresses and facsimile numbers set forth on the signature page hereof, as the case may be (or to such other addresses and facsimile numbers as a party may designate by notice to the other party).

16. Governing Law. This Agreement shall be governed exclusively by and construed according to the laws of the State of Texas as applied to contracts between Texas residents entered into and to be performed entirely within Texas without giving effect to any conflict of laws provisions.

17. Consent to Jurisdiction. The Company and the Indemnitee each hereby irrevocably consent to the jurisdiction of the state or federal courts in Harris County, Texas and venue in Harris County, Texas with respect to any Proceeding that arises out of or relates to this Agreement.

                            COMPANY:

                            SWIFT ENERGY COMPANY



                            By:
                                 ----------------------------------------
                                 Terry E. Swift, Chief Executive Officer
                                 Address:     16825 Northchase Dr., Suite 400
                                              Houston, Texas 77060
                                              281-874-2808 (facsimile no.)



                            INDEMNITEE:


                            ----------------------------------------------
                            Name:
                            Address:

                                                                   Exhibit 10.10


                              SWIFT ENERGY COMPANY
                            INDEMNIFICATION AGREEMENT

THIS INDEMNIFICATION AGREEMENT (the "Agreement"), is made and entered into as of __________________, by and between Swift Energy Company, a Texas corporation (the "Company"), and ______________ (the "Indemnitee").

                                   BACKGROUND

A. The Company is aware that, in order to induce highly competent persons to serve or continue to serve the Company as directors or in other capacities, the Company must provide such persons with adequate protection through insurance and indemnification against risks of claims and actions against them arising out of their service to and activities on behalf of the Company.

B. The Company has adopted bylaws (the "Bylaws") providing for indemnification of the directors, officers, employees and other agents of the Company, including persons serving at the request of the Company in these capacities with other corporations or enterprises, to the full extent permitted under the applicable law of the State of Texas, which is currently the Texas Business Corporation Act (the "Act").

C. The Act expressly provides that the indemnification provided in the Bylaws is not exclusive, and expressly permits contracts between the Company and its directors, officers and employees and other agents with respect to indemnification.

D. The Board of Directors of the Company (the "Board") has determined that (1) it is essential to the best interests of the Company's shareholders that the Company act to assure such persons that there will be increased certainty of such protection in the future, and that (2) it is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify and to advance expenses to such persons to the fullest extent permitted by applicable law, so that they will continue to serve the Company free from undue concern that they will not be so indemnified.

E. The Indemnitee is willing to serve, continue to serve, or take on additional service for or on behalf of the Company provided that he or she is furnished with the indemnification set forth in this Agreement.

                                    AGREEMENT

         The parties hereto, intending to be legally bound, hereby agree as follows:

1. Definitions. The following terms shall have the meanings referenced below for purposes of this Agreement.

(a) "Agent" shall mean any person who is or was (i) a director, manager, officer, trustee, general partner, member, venturer, fiduciary, employee, other agent or similar functionary; or (ii) at the request of, for the convenience of, or to represent the interests of the

         Company, serving as a director, manager, officer, trustee, general partner, member, venturer, fiduciary, employee, other agent or similar functionary of a Subsidiary; or (iii) at the request of, for the convenience of, or to represent the interest of the Company or a Subsidiary of the Company, serving as a director, manager, officer, trustee, general partner, member, venturer, fiduciary, employee other agent of another corporation, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise, in each case (i) whether or not the person was serving in that capacity at the time any liability or expense is incurred and (ii) whether the basis for any Proceeding brought against the person is alleged action in an official capacity as a director, manager, officer, trustee, general partner, member, venturer, fiduciary, employee or agent or any other capacity while serving as a director, manager, officer, trustee, general partner, member, venturer, fiduciary, employee or other agent.

(b) "Expenses" means all out-of-pocket expenses or costs of any type or nature whatsoever (including, without limitation, all court costs, attorneys' fees and related disbursements and any deductibles that Indemnitee might be required to pay under applicable insurance policies), actually and reasonably incurred by the Indemnitee in connection with the investigation with respect to, or the defense or appeal of, a Proceeding, or establishing or enforcing a right to indemnification under this Agreement or the Act or otherwise, but excluding all judgments, fines, ERISA excise taxes or penalties, or amounts paid in settlement of a Proceeding.

(c) "Proceeding" means any threatened, pending, or completed action, suit or other proceeding, whether civil, criminal, administrative, or investigative, any appeal in such an action, suit or proceeding, and any inquiry or investigation that could lead to such an action, suit or proceeding.

(d) "Subsidiary" means any foreign or domestic corporation, partnership, limited liability company, employee benefit plan, other enterprise or other entity of which more than fifty percent (50%) of the outstanding voting securities or interests is owned directly or indirectly by the Company.

2. Scope. Notwithstanding any other provision of this Agreement, the Company hereby agrees to indemnify the Indemnitee to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of this Agreement, the Articles of Incorporation, the Bylaws or by statute. If after the date of this Agreement, there is a change in any applicable law, statute, or rule which expands the right of a Texas corporation to indemnify a member of its board of directors then such changes shall be, ipso facto, within the purview of Indemnitee's rights and Company's obligations under this Agreement.

3. Mandatory Indemnification. Subject to the limitations of Section 6 of this Agreement:

(a)      Indemnification for Expenses of a Party Who is Wholly or Partly
         Successful.

         (i) To the extent that the Indemnitee is, by reason of the fact that he or she is or was an Agent, a party to and is successful, on the merits or otherwise, in any Proceeding (including an action by or in the right of the Company), the Company shall indemnify the Indemnitee against all Expenses actually and reasonably incurred by his or her or on his or her behalf in connection therewith. If the Indemnitee is not wholly successful in defense of any Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company shall indemnify the Indemnitee against all Expenses actually and reasonably incurred by his or her or on his or her behalf in connection with each such claim, issue or matter as to which the Indemnitee is successful, on the merits or otherwise. For purposes of this Section 3(a)(i), the term "successful, on the merits or otherwise," shall include (A) the termination of any claim, issue or matter in a Proceeding by withdrawal or dismissal, with or without prejudice, (B) termination of any claim, issue or matter in a Proceeding by any other means without any express finding of liability or guilt against the Indemnitee, with or without prejudice, (C) the expiration of 120 days after the making of a claim or threat of a Proceeding without the institution of the same and without any promise or payment made to induce a settlement or
                  (D) the settlement of any claim, issue or matter in a Proceeding pursuant to which the Indemnitee pays less than $100,000.

         (ii) In no event shall the Indemnitee be entitled to indemnification under Section 3(a)(i) above with respect to a claim, issue or matter to the extent (A) applicable law prohibits the indemnification, or (B) an admission is made by the Indemnitee in writing to the Company or in such Proceeding or a determination is made by a court of competent jurisdiction from which all appeals have been exhausted that the standard of conduct required for indemnification under this Agreement has not been met with respect to such claim, issue or matter.

(b) Third-Party Actions. If the Indemnitee was or is a party or is threatened to be made a party to any Proceeding (other than a proceeding brought by or in the right of the Company) by reason of the fact that he or she is or was an Agent, or by reason of anything done or not done by him or her in any such capacity, then the Company shall indemnify the Indemnitee against any and all Expenses and any judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement in connection with the investigation, defense, settlement or appeal of such Proceeding, unless the Indemnitee: (i) did not conduct himself or herself in good faith; (ii) did not reasonably believe: (A) in the case of conduct in his or her official capacity as a director of the Company, that his or her conduct was in the Company's best interests; and (B) in all other cases, that his or her conduct was at least not opposed to the Company's best interests; or (iii) in the case of any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that Indemnitee did not satisfy the foregoing standard of conduct to the extent applicable thereto. A person shall be deemed to have been found liable in respect of any claim, issue or matter only after the person shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom.

(c) Derivative Actions. If the Indemnitee was or is a party or is threatened to be made a party to any Proceeding in a derivative action by or in the right of the Company, because he or she is or was an Agent, or because of anything done or not done by him or her in any such capacity, then the Company shall indemnify the Indemnitee against all Expenses, as well as any judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement in connection with the investigation, defense, settlement or appeal of such Proceeding, unless the Indemnitee: (i) did not conduct himself or herself in good faith;
         (ii) did not reasonably believe: (A) in the case of conduct in his or her official capacity as a director of the Company, that his or her conduct was in the Company's best interests; and (B) in all other cases, that his or her conduct was at least not opposed to the Company's best interests; or (iii) in the case of any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that Indemnitee did not satisfy the foregoing standard of conduct to the extent applicable thereto. A person shall be deemed to have been found liable in respect of any claim, issue or matter only after the person shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom.

(d) Actions where Indemnitee is Deceased. If the Indemnitee was or is a party or is threatened to be made a party to any Proceeding because he or she is or was an Agent, or because of anything done or not done by him or her in any such capacity, and if prior to, during the pendency of or after completion of such Proceeding, Indemnitee dies, then the Company shall indemnify the Indemnitee's heirs, devisees, executors and administrators against any and all Expenses, and any judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement in connection with the investigation, defense, settlement or appeal of such Proceeding, to the extent Indemnitee would have been entitled to indemnification pursuant to Sections 3(a), 3(b), or 3(c) of this Agreement if the Indemnitee was still alive.

4.       Partial Indemnification and Contribution.

(a) Partial Indemnification. If the Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of any Expenses or other liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) incurred by him or her in the investigation, defense, settlement or appeal of a Proceeding, but not entitled to indemnification for all of the total amount hereof, the Company shall indemnify the Indemnitee for such total amount less that portion to which the Indemnitee is not entitled.

(b) Contribution. If the indemnification provided in Section 3 is unavailable and may not be paid to Indemnitee for any reason, then in respect to any Proceeding in which the Company and all officers, directors and employees of the Company other than the Indemnitee are jointly liable with Indemnitee (or would be if joined in such Proceeding), the Company shall contribute to the amount of Expenses and other liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) in connection with the investigation, defense, settlement or appeal of such Proceeding, in such proportion as is appropriate to reflect the relative benefits received by the Company and all officers, directors and employees of the Company other than the Indemnitee, who are jointly liable with the Indemnitee (or would be if joined in such Proceeding), on the one hand, and the Indemnitee, on the other hand, from the transaction from which such Proceeding arose. The proportion determined on the basis of relative benefit may, to the extent necessary to conform to law, be further adjusted to reflect the relative fault of the Company and all officers, directors and employees of the Company other than the Indemnitee who are jointly liable with the Indemnitee (or would be if joined in such Proceeding), on the one hand, and of Indemnitee, on the other hand, in connection with the events that resulted in such Expenses or other liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) in connection with the investigation, defense, settlement or appeal of such Proceeding, as well as any other relevant equitable considerations. The relative fault of the Company and all officers, directors and employees of the Company other than the Indemnitee who are jointly liable with the Indemnitee (or would be if joined in such Proceeding), on the one hand, and of Indemnitee, on the other hand, shall be determined by reference to, among other things, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent the circumstances resulting in such Expenses, judgments, fines or settlement amounts. The Company agrees that it would not be just and equitable if contribution pursuant to this
         Section 4(b) were determined by pro rata allocation or any other method of allocation that does not take account of the foregoing equitable considerations.

5.       Mandatory Advancement of Expenses.

(a) Subject to the provisions of Section 7 of this Agreement, the Company shall advance all Expenses incurred by the Indemnitee in connection with the investigation, defense, settlement or appeal of any Proceeding to which the Indemnitee is a party or is threatened to be made a party by reason of the fact that the Indemnitee is or was an Agent; provided, however, that if Indemnitee is at that time a director of the Company, prior to the advancement of Expenses to the Indemnitee in connection with the Proceeding, the Indemnitee shall provide the Company with a written affirmation by the Indemnitee of his or her good faith belief that he or she has met the standard of conduct necessary for indemnification stated in the relevant provision of Section 3 of this Agreement, together with a written undertaking to repay the amount paid or reimbursed if it is ultimately determined that the Indemnitee has not met the standard of conduct necessary for indemnification or if it is ultimately determined that indemnification of the Indemnitee against Expenses incurred by him or her in connection with the Proceeding is prohibited by Section E of Article 2.02-1 of the Act. The advances to be made hereunder shall be paid from time to time by the Company to the Indemnitee within thirty (30) days following delivery of a written request therefor by the Indemnitee to the Company, together with reasonable evidence of such Expenses. Any advances and undertakings to repay pursuant to this Section 5 shall not be secured, shall not bear interest and shall provide that, if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law with respect to such Proceeding, Indemnitee shall not be required to reimburse the Company for any advancement of Expenses in respect of such Proceeding until so determined by a court of competent jurisdiction after exhaustion of all appeals therefrom.

(b) Subject to the provisions of Section 7(c) and 7(d) of this Agreement, the Company shall advance all Expenses incurred by the Indemnitee in connection with the Indemnitee's appearance as a witness in, or in responding to a subpoena to testify or serve as a witness in or in connection with, a Proceeding in which the Indemnitee is not named as a defendant or respondent.

6.       Defense of the Underlying Proceeding.

(a) Indemnitee shall notify the Company promptly upon being served with or receiving any summons, citation, subpoena, complaint, indictment, information, notice, request or other document relating to any Proceeding which may result in the right to indemnification or the advance of Expenses hereunder; provided, however, that the failure to give any such notice shall not disqualify Indemnitee from the right, or otherwise affect in any manner any right of Indemnitee, to indemnification or the advance of Expenses under this Agreement unless the Company's ability to defend in such Proceeding or to obtain proceeds under any insurance policy is materially and adversely prejudiced thereby, and then only to the extent the Company is thereby actually so prejudiced.

(b) If, at the time of the receipt of a notice of the commencement of a Proceeding pursuant to Section 6(a) hereof, the Company has a directors' and officers' liability insurance policy in effect, the Company shall give prompt notice of the commencement of such Proceeding to the insurers in accordance with the procedures set forth in the respective policies. The Company shall thereafter take all necessary or desirable action to cause such insurers to pay, on behalf of the Indemnitee, all amounts payable as a result of such Proceeding in accordance with the terms of such policies.

(c) Subject to the provisions of the last sentence of this Section 6(c) and of Section 6(d) below, the Company shall have the right to defend Indemnitee in any Proceeding which may give rise to indemnification hereunder with counsel approved by Indemnitee, which approval shall not be unreasonably withheld; provided, however, that the Company shall notify Indemnitee of any such decision to defend within 15 calendar days following receipt of notice of any such Proceeding under Section 6(a) above. The Company shall not, without the prior written consent of Indemnitee, which shall not be unreasonably withheld or delayed, consent to the entry of any judgment against Indemnitee or enter into any settlement or compromise which (i) includes an admission of fault of Indemnitee or (ii) does not include, as an unconditional term thereof, the full release of Indemnitee from all liability in respect of such Proceeding, which release shall be in form and substance reasonably satisfactory to Indemnitee. This Section 6 shall not apply to a Proceeding brought by Indemnitee under Section 9.

(d) Notwithstanding the provisions of Section 6(c) above, if in a Proceeding for which the Company has notified Indemnitee that it intends to defend Indemnitee, (i) Indemnitee reasonably concludes, based upon an opinion of counsel approved by the Company, which approval shall not be unreasonably withheld, that he or she may have separate defenses or counterclaims to assert with respect to any issue which may not be consistent with other defendants in such Proceeding,
         (ii) Indemnitee reasonably concludes, based upon an opinion of counsel approved by the Company, which approval shall not be unreasonably withheld, that an actual or apparent conflict of interest or potential conflict of interest exists between Indemnitee and the Company, or
         (iii) if the Company fails to assume the defense of such Proceeding in a timely manner, Indemnitee shall be entitled to be represented by separate legal counsel of Indemnitee's choice, subject to the prior approval of the Company, which shall not be unreasonably withheld, at the expense of the Company. In addition, if the Company fails to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes any action to declare this Agreement void or unenforceable, or institutes any Proceeding to deny or to recover from Indemnitee the benefits intended to be provided to Indemnitee hereunder, Indemnitee shall have the right to retain counsel of Indemnitee's choice, subject to the prior approval of the Company, which shall not be unreasonably withheld, at the expense of the Company, to represent Indemnitee in connection with any such matter.

7. Exceptions. Any other provision herein to the contrary notwithstanding, the Company shall not be obligated pursuant to the terms of this
         Agreement:

(a) Claims Initiated by Indemnitee. To advance to the Indemnitee Expenses or indemnify Expenses or any other liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) with respect to Proceedings or claims initiated or brought voluntarily by the Indemnitee and not by way of defense, unless:

         (i)      such indemnification is expressly required to be made by law;

         (ii)     the Proceeding was authorized by the Board;

         (iii) such indemnification is provided by the Company, in its sole discretion, pursuant to the powers vested in the Company under the Act or the Bylaws; or

         (iv) a counterclaim or cross claim is asserted against Indemnitee for which Indemnitee otherwise would be entitled to indemnity by Company.

(b) Lack of Good Faith. To indemnify the Indemnitee for any Expenses or any other liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) incurred by the Indemnitee (i) with respect to any Proceeding instituted by the Indemnitee to enforce or interpret this Agreement, if a court of competent jurisdiction determines that each of the material assertions made by the Indemnitee in such Proceeding was not made in good faith or was frivolous, or (ii) with respect to any Proceeding if the Indemnitee is found liable by a court of competent jurisdiction after exhaustion of all appeals for willful or intentional misconduct in the performance of his or her duty to the Company;

(c) Unauthorized Settlements. To indemnify the Indemnitee under this Agreement for any amounts paid in settlement of a Proceeding unless the Company consents to such settlement, which consent shall not be unreasonably withheld; or

(d) No Duplication of Payments. To indemnify the Indemnitee for Expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes and penalties, and amounts paid in settlement) for which payment is actually made to Indemnitee under a valid and collectible directors' and officers' liability insurance policy, or under a valid and enforceable indemnity clause of the Bylaws or other agreement.

8. Non-exclusivity. The provisions for advancement of Expenses and indemnification of Expenses and any judgments, fines, ERISA excise taxes and amounts paid in settlement set forth in this Agreement shall not be deemed exclusive of any other rights which the Indemnitee may have under any provision of law, the Company's Articles of Incorporation, as amended and restated from time to time, or Bylaws, the vote of the Company's shareholders or disinterested directors, any employment agreement between the Company and Indemnitee, other agreements, or otherwise, both as to action in his or her official capacity and to action in another capacity while occupying his or her position as an Agent.

9.       Remedies of Indemnitee.

(a) If (i) a determination is made that Indemnitee is not entitled to indemnification under this Agreement, (ii) advance of Expenses is not timely made pursuant to Section 5 of this Agreement, or (iii) payment of indemnification is not made pursuant to Section 3 of this Agreement within 30 days after receipt by the Company of a written request therefor, Indemnitee shall be entitled to an adjudication in an appropriate court located in the State of Texas, or in any other court of competent jurisdiction, of his or her entitlement to such indemnification or advance of Expenses.

(b) In any judicial proceeding commenced pursuant to this Section 9 the Company shall have the burden of proving that Indemnitee is not entitled to indemnification or advance of Expenses, as the case may be.

(c) If a determination shall have been made that Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding commenced pursuant to this Section 9, absent a misstatement by Indemnitee of a material fact, or an omission of a material fact necessary to make Indemnitee's statement not materially misleading, in connection with the request for indemnification.

(d) In the event that Indemnitee, pursuant to this Section 9, seeks a judicial adjudication to enforce his or her rights under, or to recover damages for breach of, this Agreement, Indemnitee, if successful in such enforcement action in whole or in part, shall be entitled to recover from the Company, and shall be indemnified by the Company for, any and all Expenses actually and reasonably incurred by him or her in such judicial adjudication or arbitration, including any claim or counterclaim brought by the Company in connection therewith. If it shall be determined in such judicial adjudication or arbitration that Indemnitee is entitled to receive part but not all of the indemnification or advance of Expenses sought, the Expenses incurred by Indemnitee in connection with such judicial adjudication or arbitration shall be appropriately prorated.

(e) The Company shall be precluded from asserting in any Proceeding, including, without limitation, an action under Section 9(a) above, that the provisions of this Agreement are not valid, binding and enforceable or that there is insufficient consideration for this Agreement and shall stipulate in court that the Company is bound by all the provisions of this Agreement.

(f) The failure of the Company (including its Board of Directors or any committee thereof, independent legal counsel, or shareholders) to make a determination concerning the permissibility of the payment of indemnifiable amounts or the advance of Expenses under this Agreement shall not be a defense in any action brought under Section 9(a) above, and shall not create a presumption that such payment or advance is not permissible.

10.      Determination of "Good Faith".

(a) For purposes of any determination of "good faith" under this Agreement, the Indemnitee shall be deemed to have acted in good faith if in taking such action the Indemnitee relied on the records or books of account of the Company or a Subsidiary or affiliate of the Company, including financial statements, or on information, opinions, reports or statements provided to the Indemnitee by the officers or other employees of the Company or a Subsidiary or affiliate of the Company in the course of their duties, or on the advice of legal counsel for the Company or a Subsidiary or affiliate of the Company, or on information or records given or reports made to the Company or a Subsidiary or affiliate of the Company by an independent certified public accountant or by an appraiser or other expert selected by the Company or a Subsidiary or affiliate of the Company, or by any other person (including legal counsel, accountants and financial advisors) as to matters the Indemnitee reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Company. In connection with any determination as to whether the Indemnitee is entitled to be indemnified under this Agreement, the person or court making the determination shall presume that the Indemnitee has satisfied the applicable standard of conduct and shall be entitled to indemnification, and the burden of proof shall be on the Company to establish that the Indemnitee is not so entitled. The provisions of this Section 9 shall not be deemed to be exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met the applicable standard of conduct set forth in this Agreement. In addition, the knowledge and/or actions, or failures to act, of any other person serving the Company or a Subsidiary or affiliate of the Company as an indemnifiable person shall not be imputed to the Indemnitee for purposes of determining the right to indemnification under this Agreement.

(b) The determination as to whether an Indemnitee has met the applicable standard of conduct set forth in Section 3 hereof shall be made in accordance with Section F. of Article 2.02-1 of the Act. If for purposes of making such determination there are no directors who at the time are not named defendants or respondents in the Proceeding for which indemnification or reimbursement is sought, then such determination may be made by independent legal counsel (who may be the outside counsel regularly employed by the Company) in a written opinion.

11. Subrogation. If payment is made under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee from any third parties, the Indemnitee shall execute all documents reasonably required and shall do all acts that may be reasonably necessary to secure such rights and to enable the Company to effectively bring suit to enforce such rights.

12.      Continuation of Obligations.

(a) After Service as an Agent. All agreements and obligations of the Company contained herein shall continue during the period Indemnitee is an Agent and shall continue thereafter so long as Indemnitee shall be subject to any possible Proceeding, by reason of the fact that Indemnitee was serving in the capacity referred to herein.

(b) Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns (including any direct or indirect successor by merger, consolidation, or otherwise to all or substantially all of the business or assets of the Corporation), and personal and legal representatives. The Company shall require any such successor to the Company to expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

13. Severability. If any provision or provisions of this Agreement shall be held to be invalid, illegal or unenforceable for any reason whatsoever, then:

(a) the validity, legality and enforceability of the remaining provisions of the Agreement (including, without limitation, all portions of any paragraphs of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and

(b) to the fullest extent possible, the provisions of this Agreement (including, without limitation, all portions of any provision of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable and to give effect to Section 11 hereof.

14. Modification and Waiver. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by the parties hereto. No waiver of any provision of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

15. Notices. All notices, consents, waivers and other communications under this Agreement must be in writing and will be deemed to have been duly given when:

(a)      delivered by hand (with written confirmation of receipt);

(b) sent by facsimile (with written confirmation of receipt), provided that a copy is also promptly mailed by registered mail, return receipt requested; or

(c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested),

in each case to the appropriate addresses and facsimile numbers set forth on the signature page hereof, as the case may be (or to such other addresses and facsimile numbers as a party may designate by notice to the other party).

16. Governing Law. This Agreement shall be governed exclusively by and construed according to the laws of the State of Texas as applied to contracts between Texas residents entered into and to be performed entirely within Texas without giving effect to any conflict of laws provisions.

17. Consent to Jurisdiction. The Company and the Indemnitee each hereby irrevocably consent to the jurisdiction of the state or federal courts in Harris County, Texas and venue in Harris County, Texas with respect to any Proceeding that arises out of or relates to this Agreement.

                            COMPANY:

                            SWIFT ENERGY COMPANY



                            By:
                                 ----------------------------------------
                                 Terry E. Swift, Chief Executive Officer
                                 Address:     16825 Northchase Dr., Suite 400
                                              Houston, Texas 77060
                                              281-874-2808 (facsimile no.)



                            INDEMNITEE:


                            ----------------------------------------------
                            Name:
                            Address:

                                                                  Exhibit 10.31


                           PURCHASE AND SALE AGREEMENT



                                 BY AND BETWEEN



                          BP AMERICA PRODUCTION COMPANY



                                       AND



                           SWIFT ENERGY OPERATING, LLC

                                      INDEX

                                    ARTICLE I
                                   DEFINITIONS
 1.1   Definitions                                                           1

                                   ARTICLE II
                               SALE OF PROPERTIES
 2.1   Sale and Purchase                                                    10
 2.2   Purchase Price                                                       10
 2.3   Performance Deposit                                                  12
 2.4   Financial Assurances                                                 12

                                   ARTICLE III
                               PREFERENTIAL RIGHTS
 3.1   Preferential Rights to Purchase                                      12

                                  ARTICLE IV
                                  TITLE REVIEW
 4.1   Review of Title Records                                              13
 4.2   Alleged Title Defects                                                13
 4.3   Waiver                                                               14
 4.4   Title Benefits                                                       14

                                    ARTICLE V
                           CONDITION OF THE PROPERTIES
 5.1   Condition of the Properties                                          15
 5.2   Alleged Adverse Conditions                                           16
 5.3   Waiver                                                               17

                                   ARTICLE VI
                                   ACCOUNTING
 6.1   Products                                                             17
 6.2   Revenues, Expenses and Capital Expenditures                          18
 6.3   Taxes                                                                18
 6.4   Credits                                                              19
 6.5   Final Accounting Settlement                                          19
 6.6   Post-Final Accounting Settlement Revenues                            20
 6.7   Post-Final Accounting Settlement Expenses                            20
 6.8   Joint Interest Audits                                                20

                                   ARTICLE VII
                         LOSS, CASUALTY AND CONDEMNATION
 7.1   Notice of Loss                                                       21
 7.2   Casualty Loss                                                        21

                                  ARTICLE VIII
                 ALLOCATION OF RESPONSIBILITIES AND INDEMNITIES
 8.1   Opportunity for Review                                               21
 8.2   Seller's Non-Environmental Indemnity Obligation                      22
 8.3   Limitations on Seller's Non-Environmental and Other Indemnities      22
 8.4   Seller's Environmental indemnity Obligation                          23
 8.5   Limitations on Seller's Environmental Indemnities                    23
 8.6   Buyer's Indemnity Obligation                                         23
 8.7   Notice of Third Party Claims                                         24
 8.8   Defense of Third Party Claims                                        24
 8.9   Duplication of Remedies                                              25
 8.10  Waiver of Certain Damages                                            25
 8.11  Exclusive Remedies                                                   25
 8.12  Other Contracts Between the Parties                                  25

                                   ARTICLE IX
                                   DISCLAIMERS
 9.1   Disclaimers                                                          26
 9.2   Disclaimer of Statements and Information                             26

                                    ARTICLE X
                     SELLER'S REPRESENTATIONS AND WARRANTIES
10.1   Seller's Representations and Warranties                              27

                                 ARTICLE XI
                   BUYER'S REPRESENTATIONS AND WARRANTIES
11.1   Buyer's Representations and Warranties                               28

                                 ARTICLE XII
                            ADDITIONAL COVENANTS
12.1   Subsequent Operations                                                30
12.2   Rights of Non-Exclusive Use                                          30
12.3   Buyer's Assumption of Obligations                                    30
12.4   Asbestos and NORM                                                    30
12.5   Plugging and Abandonment                                             31
12.6   Process Safety Management                                            32
12.7   Imbalances                                                           32
12.8   Suspense Funds                                                       33
12.9   Sales Tax                                                            33
12.10  Transition Agreement                                                 34
12.11  interim Period                                                       34
12.12  Consents to Assign                                                   39
12.13  Notification of Breaches                                             35
12.14  Third Party-Owned Technology                                         35
12.15  Shared Systems IP License                                            40
12.16  Financial Audit for SEC Filings                                      40

                                  ARTICLE XIII
                                     HSR ACT
13.1     HSR Filings                                                        37

                                   ARTICLE XIV
                                    PERSONNEL
14.1     Employee List                                                      37
14.2     Restriction on Solicitation                                        37

                                   ARTICLE XV
                         CONDITIONS PRECEDENT TO CLOSING
15.1     Conditions Precedent to Seller's Obligation to Close               37
15.2     Conditions Precedent to Buyer's Obligation to Close                38
15.3     Conditions Precedent to Obligation of Each Party to Close          38

                                   ARTICLE XVI
                                   THE CLOSING
16.1     Closing                                                            39
16.2     Seller's Obligations at Closing                                    40
16.3     Buyer's Obligations at Closing                                     40

                                  ARTICLE XVII
                                   TERMINATION
17.1     Grounds for Termination                                            41
17.2     Effect of Termination                                              42
17.3     Dispute over Right to Terminate                                    42
17.4     Confidentiality                                                    42

                                  ARTICLE XVIII
                                   ARBITRATION
18.1     Arbitration                                                        42

                                   ARTICLE XIX
                                  MISCELLANEOUS
19.1     Notices                                                            43
19.2     Costs and Post-Closing Consents                                    44
19.3     Brokers, Agents and Finders                                        44
19.4     Records                                                            45
19.5     Further Assurances                                                 45
19.6     Survival of Certain Obligations                                    46
19.7     Amendments and Severability                                        46
19.8     Successors and Assigns                                             46
19.9     Headings                                                           47
19.10    Governing Law                                                      47
19.11    No Partnership Created                                             47
19.12    Public Announcements                                               47

19.13    No Third Party Beneficiaries                                       47
19.14    Indemnities Applicability                                          47
19.15    Waiver of Consumer Rights                                          48
19.16    Redhibition Waiver                                                 48
19.17    UTPCPL Waiver                                                      48
19.18   Not to be Construed Against Drafter                                 48
19.19    Conspicuousness of Provisions                                      49
19.20    Possible Exchange                                                  49
19.21    Execution in Counterparts                                          49
19.22    Entire Agreement                                                   49


                                    EXHIBITS

EXHIBIT "A" -    PROPERTIES AND ALLOCATIONS

EXHIBIT "A-1"    INDIVIDUAL WELL AND FACILITY LISTING AND ALLOCATIONS

EXHIBIT "B" -    EXCLUDED PROPERTIES

EXHIBIT "C" -    LITIGATION, CLAIMS AND DISPUTES

EXHIBIT "D" -    DEED, ASSIGNMENT AND BILL OF SALE

EXHIBIT "E" -    CERTIFICATE

EXHIBIT "F" -    LETTERS-IN-LIEU

EXHIBIT "G" -    NON-FOREIGN CERTIFICATE

EXHIBIT "H" -    FORM OF TRANSITION AGREEMENT

EXHIBIT "I" -    FORM OF PREFERENTIAL PURCHASE RIGHT NOTICE LETTER

EXHIBIT "J"      SHARED SYSTEMS IP LICENSE

                                    SCHEDULES

SCHEDULE 1.1     LIST OF PARTNERSHIPS

SCHEDULE 6.2.2   REIMBURSEMENT IN LIEU OF OVERHEAD

SCHEDULE 12.7    IMBALANCES

                           PURCHASE AND SALE AGREEMENT

         THIS PURCHASE AND SALE AGREEMENT (this "AGREEMENT") dated August 24, 2006, is by and between BP AMERICA PRODUCTION COMPANY, A Delaware corporation, with an office at 501 WestLake Park Boulevard, Houston, Texas 77079 ("SELLER") and SWIFT ENERGY OPERATING, LLC, a limited liability company, with an office at 16825 Northchase Drive, Suite 400, Houston, Texas 77060 ("BUYER") (individually, a "Party" and collectively, the "PARTIES").

         WHEREAS, Seller desires to sell and deliver to Buyer, and Buyer desires to purchase and accept Seller's interests in certain oil and gas properties and related assets; and

         WHEREAS, the Parties have reached agreement regarding the sale and purchase,

         NOW, THEREFORE, for and in consideration of the mutual covenants herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties agree to all the terms and conditions in this Agreement:

                                    ARTICLE I
                                   DEFINITIONS

         1.1 DEFINITIONS. Unless otherwise provided in this Agreement, each capitalized term in this Agreement has the meaning given to it IN THIS Article. All defined terms include the singular and the plural. All references to Articles refer to Articles in this Agreement, and all references to Exhibits and Schedules refer to the Exhibits and Schedules which are attached to and by this reference are made a part of this Agreement. When a term is defined as one part of speech (e.g., noun), any other part of speech (e.g., verb) with respect to the term has a comparable meaning.

         "AAA" has the meaning given it in Article 18.1.

         "ACCOUNTING REFEREE" means the accounting firm of Deloitte & Touche, LLP or any other nationally recognized United States based accounting firm on which the Parties agree.

         "ADJUSTED PURCHASE PRICE" has the meaning given it in Article 2.2,

         "AFFILIATE" means any entity that, directly or indirectly, through one or more intermediaries, controls or is controlled by or is under common control with the entity specified. For the purpose of this definition, the term "CONTROL" means ownership of fifty percent (50%) or more of voting rights (stock or otherwise) or ownership interest or the power to direct or cause the direction of the management and policies of the entity in question.

         "AGREEMENT" has the meaning given it in the introductory paragraph of this Agreement and includes all Exhibits and Schedules hereto, as the same may be amended from time to time by the Parties.

         "ALLEGED ADVERSE CONDITION" means an individual environmental condition associated with the Properties that: (a) was not disclosed to Buyer in the electronic data room Seller established with Merrill Corporation for the Properties (the "DATA ROOM"), (b) is asserted by Buyer in accordance with
Article 5.2, (c) is not in compliance with Environmental Laws in effect as of the Effective Time, and (d) requires an expenditure to remedy exceeding two hundred fifty thousand dollars (US $250,000) net to Seller's interests in the Property affected by such individual condition.

         "ALLEGED TITLE DEFECT" means an individual Title Defect that is not disclosed on Exhibit "C" and that is (a) is asserted by Buyer in accordance with
Article 4.2, and (b) requires an expenditure to cure or has a value (whichever is less) exceeding fifty thousand dollars (US $50,000) net to Seller's interests in the Properties affected by such individual Title Defect.

         "ARBITRABLE DISPUTE" means, except as set forth below, any and all disputes, claims, counterclaims, demands, causes of action, controversies and other matters in question arising out of or relating to this Agreement or the alleged breach hereof, or in any way relating to matters that are the subject of this Agreement or the transactions contemplated hereby or the relationship between the Parties created by this Agreement, regardless of whether (a) allegedly extra-contractual in nature, (b) sounding in contract, tort or otherwise, (c) provided for by Law or otherwise, or (d) seeking damages or any other relief, whether at Law, in equity or otherwise; provided, however, that the term "ARBITRABLE DISPUTE" does not include disputes that by the terms of this Agreement (i) will be determined by the Accounting Referee, or (ii) relate to breach of confidentiality obligations, or (iii) concern either Party's right to terminate this Agreement.

         "ASSUMED OBLIGATIONS" has the meaning given it in Article 12.3.

         "BUSINESS DAY" means between 8:00 a.m. Central Time and 4:00 p.m., Central Time, on a Day when federally chartered banks in the State of Texas generally are open for business.

         "BUYER" has the meaning set forth in the introductory paragraph of this Agreement.

         "BUYER GROUP" means each and all of: (a) Buyer and its members, partners, officers, directors, agents, consultants and employees, and (b) Buyer's Affiliates and their members, partners, officers, directors, agents, consultants and employees.

         "CASUALTY LOSS" means physical damage to the Properties that (a) occurs between execution of this Agreement and Closing, (b) is not the result of normal wear and tear, mechanical failure or gradual structural deterioration of materials, equipment, and infrastructure, downhole failure (including (i) failures arising or occurring during drilling or completing operations, (ii) junked or lost holes, or (iii) sidetracking or deviating a well) or reservoir changes, and (c) has an adverse effect on the value of the affected Properties in an amount that exceeds two hundred fifty thousand dollars (US $250,000).

         "CERTIFICATE" means a document in the form of Exhibit "E".

         "CHARGES" means with respect to the Properties:

         (a) to the extent attributable to services performed or provided during the time period specified: (i) invoices and bills received under contracts, including joint interest billings, in the ordinary course of business, (ii) other ordinary course of business charges for operating and maintaining material, equipment, other personal property and fixtures, leases, easements, rights-of-way, servitudes, subsurface leases, licenses and permits, (iii) charges for utilities and insurance, and (iv) field personnel salaries, wages and employee benefits;

         (b) charges for the acquisition of materials, equipment, other personal property and fixtures, leases, easements, rights-of-way servitudes, subsurface leases, licenses and permits (in each case) to the extent that such items were acquired during the time period specified;

         (c) producing, drilling, construction, marketing and overhead costs charged by Third Parties under joint interest billings or otherwise to the extent attributable to services performed or provided during the time period specified; and

         (d) taxes and similar assessments of governmental authorities (other than income taxes, and Sales Tax, if any, on the transactions contemplated by this Agreement) to the extent attributable to the time period specified;

provided that Charges do not include (1) royalties (including overriding royalties and other burdens on production); (2) costs and expenses relating to Imbalances or Suspense Funds; or (3) any costs and expenses incurred outside of the ordinary course of business in connection with the performance of services (such as costs and expenses attributable to personal injuries, environmental liabilities and/or property damages).

         "CLAIM NOTICE" means a notice of Third Party Claim or Loss provided in accordance with Article 8.7.

         "CLAIMANT" has the meaning set forth in Article 18.1.

         "CLOSE" or CLOSING" means consummation of the transactions contemplated by this Agreement, including execution and delivery of all documents and other consideration as provided in this Agreement.

         "CLOSING DATE" means (a) October 2, 2006, or (b) any other date agreed by the Parties.

         "CLOSING STATEMENT" refers to the document described in Article 16.1.

         "COMPUTED INTEREST" means simple interest at a rate per annum equal to the lesser of (i) three percent (3%) per annum using a 365 Day year or (ii) the maximum rate of interest allowed by Law.

         "CONFIDENTIALITY AGREEMENT" means the Confidentiality Agreement dated May 31, 2006, between Seller and Buyer, as the same may be amended from time to time.

         "DATA ROOM" has the meaning given it in the definition of Alleged Adverse Condition.

         "DAY" means a calendar day consisting of twenty-four
         (24) hours from midnight to midnight.

         "DEED, ASSIGNMENT AND BILL OF SALE" means a document substantially in the form of Exhibit "D".

         "DEFENSIBLE TITLE" means such title to the Properties held by Seller that (except for the Permitted Encumbrances):

                   (a) with respect to the leases, contractual interests,
            overriding royalty interests, units or wells set forth on Exhibit "A" or "A-l", as applicable, entitles Seller to receive, as of the Effective Time, not less than the Net Revenue Interest (NRI) for such lease, contractual interest, overriding royalty interest, well or unit set forth on Exhibit "A" or "A-1", as applicable, except decreases resulting from operations where Seller is a non-consenting party and decreases required to allow other working interest owners to make up past underproduction or pipelines to make up past under-deliveries;

                   (b) with respect to the leases, contractual interests, units or wells set forth on Exhibit "A" or "A- 1", as applicable, obligates Seller to bear, as of the Effective Time, not greater than the Working Interest (WI) for such well or unit set forth on Exhibit "A" or "A-l", as applicable, unless there is a corresponding increase in the associated Net Revenue Interest (NRI), or such increase results from contribution requirements with respect to defaulting co-owners; and

                   (c) is free of liens and other encumbrances.

         "EFFECTIVE TIME" as to each Property, means April 1, 2006, at 7:00 a.m., local time where the Properties are located.

         "ENVIRONMENTAL CLAIMS" means all Third Party Claims based on a violation of Environmental Laws with respect to the Properties; provided that only with respect to Third Party Claims for which Seller owes an obligation of indemnity to Buyer, the term "ENVIRONMENTAL CLAIMS" is limited to Third Party Claims based on a violation of Environmental Laws as such Laws were in effect at the Effective Time.

         "ENVIRONMENTAL LAWS" means any and all Laws that relate to (a) prevention of pollution or environmental damage, (b) removal or remediation of pollution or environmental damage, or (c) protection of the environment, public health or safety.

         "EXCLUDED PROPERTIES" means the items, properties and matters that are set forth in Exhibit "B" or that are otherwise excepted, reserved or retained by Seller under the terms of this Agreement.

         "FINAL ACCOUNTING SETTLEMENT" means the post-Closing accounting activities conducted in accordance with Article 6 which shall be conducted in accordance with generally accepted accounting principles, as applied by Seller with respect to the Properties on the date the Final Accounting Statement is prepared.

         "FINAL ACCOUNTING STATEMENT" means a statement prepared by Seller and delivered to Buyer in accordance with Article 6.5 setting forth the adjustments applicable to the period between the Effective Time and the Closing Date.

         "HSR ACT" means the Hart-Scott-Rodino Antitrust improvements Act of 1976, as amended.

         "IMBALANCE" means over-production or under-production or over-deliveries or under-deliveries with respect to hydrocarbons produced from or allocated to the Properties, regardless of whether such over-production or under-production, or over-deliveries or under-deliveries arise at the platform, wellhead, pipeline, gathering system, transportation or other location and regardless of whether the same arise under contract or by operation of Law.

         "INCLUDING", whether or not capitalized, means including without limitation.

         "INDEMNIFIED PARTY" has the meaning set forth in Article 8.7.

         "INDEMNIFYING PARTY" has the meaning set forth in Article 8.7.

         "INTERIM PERIOD" means the period between the date of this Agreement and the Closing Date.

         "KNOWLEDGE" (whether or not capitalized) means, in the case of Seller, the actual knowledge of Seller's Disposition Team.

         "LAWS" means any and all applicable laws, statutes, codes, constitutions, ordinances, permits, licenses, authorizations, agreements, decrees, orders, judgments, rules or regulations (including, for the avoidance of doubt, Environmental Laws) that are promulgated, issued or enacted by a governmental or tribal entity or authority having appropriate jurisdiction of the Properties or the Parties.

         "LETTERS-IN-LIEU" means a document in the form of Exhibit "F" in connection with oil production from the Properties which shall be prepared by Seller, signed by the Parties and delivered to purchasers of production from the Properties at such time as is mutually agreed by the Parties.

         "LOSS" means any and all claims of any kind or character, including demands, suits, causes of action, rights of action, suits, legal or administrative proceedings, regulatory actions, losses, risk of losses, impairment of rights, damages, liabilities, subordinations, fines, or penalties and all expenses and costs (including interest, attorneys' fees, costs of litigation and court costs) associated therewith, whether known or unknown, direct or indirect, excluding Third Party Claims.

         "MATERIAL ADVERSE EFFECT" means an event or circumstance that, individually or in the aggregate with all other events and circumstances, results in a material adverse effect on the ownership, operations, or value of the Properties, taken as a whole and as currently operated as of the date of this Agreement or a material adverse effect on the ability of Seller to consummate the transactions contemplated by this Agreement; provided, however, that none of the following shall be deemed to constitute a Material Adverse
Effect: (i) any effect resulting from changes in general market, economic, financial or political conditions in the area in which the Properties are located, the United States or worldwide, or any outbreak of hostilities or war,
(ii) any effect resulting from a change in Laws; (iii) any changes in the prices of hydrocarbons; and/or (iv) natural declines in well performance.

         "NET REVENUE INTEREST" or ~ with respect to any Property that is a lease, unit or well, means the interest in and to all oil, gas and associated liquids and gaseous hydrocarbons produced, saved, and sold from such unit or well, after giving effect to all royalties, overriding royalties, production payments, carried interests, net profits interests, reversionary interests, and other burdens upon, measured by, or payable out of production therefrom.

         "NON-ENVIRONMENTAL CLAIMS" means all Third Party Claims, except for Environmental Claims.

         "NON-FOREIGN CERTIFICATE" means a document in the form of Exhibit "G".

         "NORM" means naturally occurring radioactive materials.

         "OPERATING REVENUES" means sales proceeds for oil, gas and other hydrocarbons produced from the Properties, net of royalties, excise, severance and other production taxes and marketing costs (which include for purposes of this definition, costs of gathering, treating, processing, compression, and transportation), to the extent such items are not treated as "CHARGES" under
Article 6, and all other operating revenues attributable to the Properties, excluding producing, drilling and construction overhead receipts Seller receives under operating agreements with Third Parties and further excluding proceeds in cash or from sale of production in settlement of Imbalances prior to the Closing Date.

         "PARTIES" has the meaning given it in the introductory paragraph of this Agreement.

         "PARTY" has the meaning given it in the introductory paragraph of this Agreement.

         "PERFORMANCE DEPOSIT" HAS THE MEANING given it IN Article 2.3.

         "PERMITTED ENCUMBRANCES" MEANS any and all:

                  (a) royalties, overriding royalties, sliding scale royalties, production payments, reversionary interests, convertible interests, net profits interests and similar burdens encumbering any Property to the extent the net cumulative effect of such burdens does not operate to reduce the Net Revenue interest of such Property, as of the Effective Time to less than the Net Revenue Interest (NRI) for such Property set forth in Exhibit "A" "A- 1", as applicable, or increase the Working

         Interest of such Property, as of the Effective Time, above the Working interest (WI) for such Property set forth in Exhibit "A" or "A-l", as applicable, without a corresponding and proportionate increase in the associated Net Revenue interests for such Property;

                  (b) consents to assignment and similar contractual provisions affecting the Properties; (c) preferential rights to purchase and similar contractual provisions affecting the Properties;

                  (c) preferential rights to purchase and similar contractual provisions affecting the Properties;

                  (d) rights to consent by, required notices to, and filings with a governmental entity or authority associated with the conveyance of the Properties;

                  (e) rights reserved to or vested in a governmental or tribal entity or authority having jurisdiction to control or regulate the Properties in any manner whatsoever, and all Laws of such governmental entities or authorities;

                  (f) easements, rights-of-way, servitudes, surface leases, grazing rights, logging rights, ponds, lakes, waterways, canals, ditches, reservoirs, equipment, pipelines, utility lines, railways, streets, roads and structures on, over, under and through the Properties;

                  (g) the terms and conditions of unitizations, communitizations, poolings, agreements, instruments, licenses and permits affecting the Properties;

                  (h) liens for taxes or assessments not yet delinquent or, if delinquent, are being contested by Seller in good faith;

                  (i) liens of operators relating to obligations not yet delinquent or, if delinquent, are being contested by Seller;

                  (j) matters that would otherwise be Alleged Title Defects but that do not meet the individual threshold and aggregate deductible amounts set forth in the definition of Alleged Title Defect and in
         Article 4.2, respectively, or that Buyer waives in accordance with
         Article 4.3, or for which a Purchase Price adjustment is made or another remedy provided pursuant to Article 4.2;

                  (k) matters that would otherwise be Alleged Adverse Conditions but that do not meet the individual threshold and aggregate deductible amounts set forth in the definition of Alleged Adverse Conditions and in Article 5.2, respectively, or that Buyer waives in accordance with
         Article 5.3, or for which a Purchase Price adjustment is made or another remedy provided pursuant to Article 5.2;

                  (l) Imbalances;

                  (m) Suspense Funds;

                  (n) any rights of ingress and egress or other access rights reserved by or granted to Seller and/or its Affiliates under this Agreement;

                  (o) matters that Buyer waives in writing;

                  (p) terms and conditions of governmental licenses and permits affecting the Properties;

                  (q) matters specifically listed on Exhibit "A" or "A-1" or otherwise disclosed on a Schedule to this Agreement; and

                  (r) such defects or irregularities in the title to the Properties that do not materially interfere with the ownership, operation, or use of the Properties affected thereby as such Properties were owned, operated or used as of the Effective Time.

         "PLUGGING AND ABANDONMENT" means all decommissioning activities and obligations as are required by Laws, contracts associated with the Properties, this Agreement (expressly including, such activities described and defined as of the Effective Time and as may be amended thereafter, in 30 Code of Federal Regulations 250.1700 et seq.) and further including all well plugging, replugging and abandonment; facility dismantlement and removal; pipeline and flowline removal; dismantlement and removal of any and all platforms and other property of any kind related to or associated with operations or activities conducted on the Properties; and site clearance, site restoration and site remediation.

         "PPR" means a preferential right to purchase any Property arising out of an agreement covering such Property.

         "PROCESS SAFETY MANAGEMENT" means Process Safety Management of Highly Hazardous Chemicals; Explosives and Blasting Agents (29 CFR 1910), as amended, that is associated with the Properties.

         "PROPERTIES" means all of Seller's right, title and interests (real, personal, mixed, contractual or otherwise) in, to and under or derived from the following, excluding the Excluded Properties:

                      (a) all oil and gas leasehold interests, royalty
            interests, overriding royalty interests, production payments, reversionary interests, options, carried working interests, beneficial interests and net profits interests that are attributable to the interests described in Exhibit "A" or "A-1", and the production of oil, gas and other hydrocarbon substances attributable thereto;

                      (b) all unitization, communitization and pooling
            declarations, orders and agreements (including all units formed by voluntary agreement and those formed under the rules, regulations, orders or other official acts of any governmental entity or authority having jurisdiction) to the extent they relate to any of the interests described in Exhibit "A" or "A-l", or the production of oil, gas or other hydrocarbon substances attributable thereto;

                      (c) to the extent assignable, all product sales contracts, processing contracts, gathering contracts, transportation contracts, easements, rights-of-way, servitudes, surface leases, farm-in and farm-out contracts, areas of mutual interest, operating agreements, balancing contracts, permits, licenses and other files, contracts, agreements and instruments to the extent they relate to any of the interests described in Exhibit "A" or "A-l", or the production of oil, gas or other hydrocarbon substances attributable thereto;
                      (d) all (i) tangible personal property, improvements,
            fixtures and other appurtenances, to the extent situated upon and exclusively used, or situated upon and held exclusively for use, by Seller (or the Operator of the Property) in connection with the ownership, operation, maintenance or repair of the interests described on Exhibit "A" or "A-1" or the production of oil, gas or other hydrocarbon substances attributable thereto, including all gathering and processing systems, platforms, buildings, compressors, meters, tanks, equipment, machinery and tools and; (ii) wells (whether producing, shut-in, injection, disposal, water supply, temporarily abandoned, plugged and abandoned or otherwise) and pipelines (whether or not in use);

                      (e) all partnerships (tax, state law or otherwise)
            affecting any Properties;

                      (f) all Imbalances; and

                      (g) all Suspense Funds.

         "PURCHASE PRICE" has the meaning set forth in Article 2.2.

         "RECORDS" means, except as excluded in Exhibit "B" or otherwise excluded or retained by Seller under the terms of this Agreement, an original or a copy (hard copy, electronic or otherwise) of Seller's books, records, data (including, without limitation, technical and digital data) and files to the extent primarily related to the Properties.

         "RESPONDENT" has the meaning set forth in Article 18.1.

         "SALES TAX" means any and all transfer, sales, gross receipts, compensating use, use or similar taxes, and any associated penalties and interest.

         "SELLER" has the meaning set forth in the introductory paragraph of this Agreement.

         "SELLER GROUP" means each and all of: (a) Seller and its officers, directors, agents, consultants and employees, and (b) Seller's Affiliates and their members, partners, officers, directors, agents, consultants and employees.

         "SELLER'S DISPOSITION TEAM" means Steve Choate (Project Manager, Mergers and Acquisitions), Hal Bogdanski (Senior Negotiator -- Business Development), Hodge Walker (Resource Manage -- Gulf Coast), and Johnathan Wengel (HSSE Business Development Support Manager).

         "SHARED SYSTEMS IP" has the meaning given to it in Exhibit "J".

         "SUSPENSE FUNDS" means proceeds of production and associated penalties and interest in respect of any of the Properties that are payable to Third Parties and are being held in suspense by Seller as the operator of such Properties.

         "SYSTEMS IP LICENSE" means a document in the form of Exhibit "K".

         "THIRD PARTY CLAIMS" means any and all claims of any kind or character, including demands, suits, causes of action, rights of action, regulatory actions, losses, risk of losses, impairment of rights, damages, liabilities, subordinations, fines, or penalties and all expenses and costs (including attorneys' fees, costs of litigation and court costs) associated therewith, whether known or unknown, direct or indirect, and whether an Environmental Claim or a Non-Environmental Claim, that are brought by, on behalf of or owed to a Third Party.

         "THIRD PARTY-OWNED TECHNOLOGY" means technology, including software, licensed from a Third Party for use in connection with the Properties or the operation thereof.

         "TITLE BENEFIT" means any right, circumstance or condition that operates to (i) increase the Net Revenue Interest (NRI) of Seller in any Property above that set forth in Exhibit "A" or "A-1", as applicable, without causing a greater than proportionate increase in the Working Interest (WI) above that shown in Exhibit "A" or "A-1", as applicable, or (ii) decrease the Working Interest (WI) of Seller in a Property below that set forth in Exhibit "A" or "A-1", as applicable, without decreasing the Net Revenue Interest (NRI) for such Property below that shown in Exhibit "A" or "A-1", as applicable.

         "TITLE DEFECT" means an individual defect in Seller's title to one or more Properties that would cause Seller not to have Defensible Title to such Property or Properties, and notwithstanding anything in this Agreement to the contrary, does not include the failure of a Party to obtain regulatory approval to conduct a drilling operation, including the right to drill an increased density or infill well.

         "TRANSITION AGREEMENT" means a document in the form of Exhibit "H".

         "TRANSITION PERIOD" means the period beginning on the Closing Date and ending on the date on which the Transition Agreement terminates.

         "WORKING INTEREST" or "~" with respect to any Property that is a lease, unit or well, the interest in and to such unit or well that is burdened with the obligation to bear and pay costs and expenses of maintenance, development and operations on or in connection with such lease. unit or well, but without regard to the effect of any royalties, overriding royalties, production payments, net profits interests and other similar burdens upon, measured by, or payable out of production therefrom.

                                   ARTICLE II
                               SALE OF PROPERTIES

         2.1 SALE AND PURCHASE. On the Closing Date, but effective as of the Effective Time, and upon the terms and conditions of this Agreement: (a) Seller shall sell and assign the Properties to Buyer, and (b) Buyer shall purchase and accept the Properties from Seller; provided, however, that Seller expressly excepts, reserves and retains, unto itself and its Affiliates, successors and assigns, the Excluded Properties.

         2.2 PURCHASE PRICE. The total consideration for the Properties, subject to adjustments as described below, is (a) the payment by Buyer to Seller of One Hundred Seventy-Five Million Two Hundred Thousand no/100 United States Dollars (US $175,200,000.00) ("PURCHASE PRICE"), payable in full at Closing in immediately available funds, and (b) Buyer's assumption of the Assumed Obligations. The Purchase Price shall be adjusted as follows:

                           2.2.1 increased by Computed interest on the Purchase Price for the period from the Effective Time through the Closing Date;

                           2.2.2 decreased by the amount of the Performance Deposit, paid by Buyer to Seller, together with Computed Interest on the Performance Deposit calculated from the date of deposit with Seller through the Closing Date;

                           2.2.3 decreased by the amount of Operating Revenues to which Buyer is entitled under Article 6.2 but which are collected and retained by Seller, together with Computed Interest thereon, calculated from the date of receipt of such revenues by Seller through the Closing Date;

                           2.2.4 increased by the amount set forth in Article
       6.2.2 per month (pro-rated on a daily basis for any partial month) from the Effective Time through the Closing Date;

                           2.2.5 increased by the amount of Charges for which Buyer is responsible under Article 6.2 but which are paid by Seller;

                           2.2.6 decreased by the amount of Charges for which Seller is responsible under Article 6.2 but which are paid by Buyer;

                           2.2.7 increased by amounts to which Seller is entitled pursuant to Article 6.1;

                           2.2.8 increased by the amount of taxes and assessments for which Buyer is responsible under Article 6.3 but which are paid by Seller;

                           2.2.9 decreased by the amount of taxes or assessments for which Seller is responsible under Article 6.3 but which are paid by Buyer;

                           2.2.10 decreased by the agreed or arbitrated net adjustment, if any, for Alleged Title Defects pursuant to Article 4.2, and increased by the agreed or arbitrated net adjustment, if any, for Title Benefits pursuant to Article 4.4;

                           2.2.11 decreased by the agreed or arbitrated net adjustment, if any, to which Buyer is entitled for Alleged Adverse Conditions pursuant to Article 5.2 and decreased or increased, as appropriate, by any adjustments made for Properties excluded pursuant to
       Article 5.2.1;

                           2.2.12 decreased or increased, as appropriate, by any adjustments made for Properties excluded pursuant to Article 3.1;

                           2.2.13 decreased for any agreed reduction in value pursuant to Article 7.2;

                           2.2.14 increased by the amount of all capital expenditures incurred (or the obligation to incur the capital expenditures was undertaken) by Seller which expenditures have been disclosed to Buyer in respect of the Properties within six (6) months prior to the Effective Time; and

                           2.2.15 increased or decreased, as the case may be, by any other amount mutually agreed to by the Parties in writing.

       The Purchase Price, as so adjusted, is the "ADJUSTED PURCHASE PRICE."

         2.3 PERFORMANCE DEPOSIT. UPON EXECUTION OF THIS AGREEMENT AND PRIOR TO ITS DELIVERY TO BUYER, BUYER SHALL DEPOSIT WITH SELLER CASH EQUAL TO TEN PERCENT (10%) OF THE UNADJUSTED PURCHASE PRICE ("PERFORMANCE DEPOSIT"), PROVIDED HOWEVER, THAT IF THIS AGREEMENT IS EXECUTED ON A DAY OTHER THAN A BUSINESS DAY, BUYER SHALL DELIVER THE PERFORMANCE DEPOSIT TO SELLER ON THE NEXT BUSINESS DAY.

         2.4 FINANCIAL ASSURANCES. If, no later than seven (7) Days prior to the date of execution of this Agreement, Seller provided Buyer a written notification requiring Buyer to provide a parent guaranty, letter of credit or other assurances of Buyer's performance under this Agreement or of Buyer's financial capability to undertake its obligations under this Agreement ("ASSURANCE"), then upon execution of this Agreement and prior to its delivery to Buyer, Buyer shall provide Seller with the Assurance, in form and substance satisfactory to Seller in Seller's sole discretion.

                                   ARTICLE III
                               PREFERENTIAL RIGHTS

         3.1 PREFERENTIAL RIGHTS TO PURCHASE. Seller shall use Buyer's good faith allocation of the Purchase Price set forth in Exhibit "A" or "A-1", as applicable, to provide any required preferential right to purchase notifications in connection with the transactions contemplated hereby, using a Preference Purchase Right Notice Letter substantially in the form attached as Exhibit "I". If ,as of the Closing Date, (a) a holder of a preferential purchase right

("PPR") has notified Seller that it elects to exercise its PPR with respect to the Properties to which its PPR applies (in accordance with the agreement in which the PPR arises, as determined by Seller) or (b) the time for exercising such PPR has not expired, then the Properties covered by that PPR will not be sold to the Party originally executing this Agreement as "Buyer" (subject to the remaining provisions in this Article), and the Purchase Price will be reduced by the value allocated to such Properties in Exhibit "A" or "A-1", as applicable. In accordance with the terms of this Agreement, Buyer remains obligated to purchase the remainder of the Properties not affected by an exercised PPR or a PPR for which the time to exercise has expired prior to Closing,

                  3.1.1 After the Closing, if for any reason the purchase and sale of the Properties covered by the PPR is not or cannot be consummated with the holder of the PPR that exercised its PPR or if the time for exercising the PPR expires without exercise by any holder of the PPR, Seller may so notify Buyer and within ten (10) Business Days after Buyer's receipt of such notice or after such expiration, Seller shall sell, assign and convey to Buyer and Buyer shall purchase and accept from Seller such Properties pursuant to the terms of this Agreement and for the value allocated to such Properties in Exhibit "A" or "A-1", as applicable (except the Closing Date with respect to such Properties will be the date of assignment of such Properties from Seller to Buyer).

                  3.1.2 Any PPR must be exercised subject to all the terms and conditions of this Agreement.

                                   ARTICLE IV
                                  TITLE REVIEW

         4.1 REVIEW OF TITLE RECORDS. After execution and delivery of this Agreement, Seller shall make available (during Seller's regular business hours and at their current location(s)) for Buyer's review, Records in Seller's and its Affiliates' possession relating to title to the Properties. If Buyer requests copies of title Records, Seller shall use its commercially reasonable efforts to provide the requested copies to Buyer at Buyer's expense. Buyer shall conduct its review of Records in accordance with the terms of the Confidentiality Agreement.

         4.2 ALLEGED TITLE DEFECTS.

                  4.2.1 As soon as reasonably practicable (and on an ongoing basis), but no later than the earlier of (i) four (4) Business Days before the Closing Date or (ii) thirty (30) Days after the date the Parties execute this Agreement, Buyer shall notify Seller in writing of any Title Defects. Buyer's notice asserting Title Defects must include a description and full explanation (including any and all supporting documentation) of each Title Defect claimed, the Properties affected thereby, and the value Buyer in good faith attributes to the Title Defect. Buyer and Seller shall meet from time to time to attempt to agree on resolution with respect to Alleged Title Defects, including any Purchase Price adjustment with respect thereto.

                  4.2.2 Seller shall have the right, but not the obligation, to attempt, at Seller's sole cost, to cure or remove on or before the

         Closing Date any Alleged Title Defects of which it has been advised by Buyer. If prior to Closing, Seller has commenced curing the Alleged Title Defect and pursues such effort diligently, then Seller may, by notice to Buyer prior to Closing, continue attempting to cure such defect to completion for up to one hundred eighty (180) Days after the Closing Date. If Seller does not cure an Alleged Title Defect prior to Closing and fails to provide notice that it shall continue attempting to cure such Alleged Title Defect after Closing, or if such notice is provided but such Alleged Title Defect is not cured on or before one hundred eighty (180) Days following Closing, then within thirty (30) Days following Seller's receipt of written notice from Buyer of such failure or non-completion and either (i) Seller's and Buyer's agreement upon the existence and value of the Alleged Title Defect or (ii) a resolution by binding arbitration in accordance with Article 18.1 of any dispute regarding the existence or value of the uncured Alleged Title Defect, Seller shall pay to Buyer an amount equal to the value if any of such Alleged Title Defect, as so agreed or as determined in arbitration.

                  4.2.3 The cumulative adjustments and payments associated with the Alleged Title Defects may not exceed the value allocated to the affected Property in Exhibit "A" or "A-1", as applicable, but notwithstanding the foregoing, if an Alleged Title Defect is reasonably susceptible of being cured, the adjustments or payments with respect to that Alleged Title Defect shall not exceed the reasonable costs of cure. If the Parties are unable to agree on a resolution associated with any Alleged Title Defects raised by Buyer before Closing, the Parties shall Close without Purchase Price adjustment; provided, however, that within thirty (30) Days after the Closing Date, either Party may initiate binding arbitration in accordance with the provisions set forth in Article 1 8.1 to resolve the dispute.

                  4.2.4 Any claim with respect to an Alleged Title Defect not referred to arbitration within thirty (30) Days following Closing as provided in Article 4.2.3 (or, with respect to any Alleged Title Defect for which Seller provides notice that it will continue attempting to cure after Closing, within thirty (30) Days after the one hundred eighty (180) Day period cure period following Closing has expired) shall be deemed waived by Buyer for all purposes.

                  4.2.5 Notwithstanding anything contained in this Agreement to the contrary, Buyer shall not be entitled to an adjustment or other remedy relating to an Alleged Title Defect unless and until the aggregate value of all Alleged Title Defects not cured or indemnified against by Seller exceeds one percent (1%) of the Purchase Price, and then only to the extent such aggregate value exceeds one percent (1%) of the Purchase Price, and Buyer shall be solely responsible for and bear all costs and expenses associated with any and all Alleged Title Defects up to one percent (1%) of the Purchase Price. No payment shall be due with respect to any Alleged Title Defect for which Seller, at its option, delivers to Buyer an indemnity agreement in favor of Buyer with respect to such Alleged Title Defect.

         4.3 WAIVER. BUYER (ON BEHALF OF BUYER GROUP AND THEIR SUCCESSORS AND ASSIGNS) HEREBY WAIVES FOR ALL PURPOSES ALL OBJECTIONS AND DEFECTS (WHETHER KNOWN OR UNKNOWN) ASSOCIATED WITH THE TITLE TO THE PROPERTIES (INCLUDING ALLEGED TITLE DEFECTS) EXCEPT FOR: (A) BUYER'S RIGHTS WITH RESPECT TO SELLER'S

REPRESENTATION SET FORTH IN SECTION 10.1.6, AND (B) ALLEGED TITLE DEFECTS RAISED BY BUYER TO SELLER BY PROPER NOTICE WITHIN THE APPLICABLE TIME PERIOD SPECIFIED IN, AND AS OTHERWISE REQUIRED by, ARTICLE 4.2, EXCEPT TO THE EXTENT SUCH ALLEGED TITLE DEFECTS ARE SETTLED BY WRITTEN AGREEMENT OF THE PARTIES OR BY ARBITRATION, AS PROVIDED IN ARTICLE 4.2.

         4.4 TITLE BENEFITS. If Buyer or Seller discovers any Title Benefit on or before Closing, such Party, as soon as practicable, but in any event prior to Closing, shall deliver to the other Party a notice including a specific description of the Title Benefit, and the Properties affected, and a value such Party in good faith attributes to, the Title Benefit.

                  4.4.1 With respect to each Property affected by Title Benefits reported under Article 4.4 above (or of which Buyer had knowledge and should have reported under Article 4.4), then, if, prior to Closing, Seller and Buyer have agreed upon the existence and value of the Title Benefit or any disputes regarding the existence or the value of the Title Benefit have been resolved by binding arbitration in accordance with Article 18.1, the Purchase Price at Closing shall be increased by an amount equal to the increase in the Exhibit "A" or "A-1", as applicable, allocation for such Property caused by such Title Benefits.

                  4.4.2 If prior to Closing the Parties are unable to agree on a resolution associated with any Title Benefit, the Parties shall Close without Purchase Price adjustment; provided however, that within thirty
         (30) Days after the Closing Date, either Party may initiate binding arbitration in accordance with the provisions set forth in Article 18.1 to resolve the dispute. Within five (5) Days following the earlier to occur of (i) Seller's and Buyer's agreement upon the existence and value of the Title Benefit or (ii) resolution of any dispute regarding the existence or value of the Title Benefit by binding arbitration in accordance with Article 18.1, Buyer shall pay to Seller an amount equal to the value of the Title Benefit, if any, as so agreed or determined in arbitration.

                                    ARTICLE V
                           CONDITION OF THE PROPERTIES

         5.1 CONDITION OF THE PROPERTIES. AFTER EXECUTION AND DELIVERY OF THIS AGREEMENT, SELLER SHALL PROVIDE BUYER ACCESS (DURING SELLER'S REGULAR BUSINESS HOURS) TO SELLER-OPERATED PROPERTIES, AND SELLER WILL REQUEST PERMISSION FOR BUYER TO GAIN ACCESS TO THIRD PARTY-OPERATED PROPERTIES, TO CONDUCT A VISUAL INSPECTION OF THE SAME. As part of the visual inspection of each of the Seller-operated Properties, Buyer or its agents and consultants may request information and ask questions regarding the condition of the Properties and Seller will attempt to provide the requested information and answer such questions, although not necessarily during the site visit. Buyer may review all pertinent Records of Seller to the extent pertaining to the Properties for the purpose of detecting the presence of hazardous or toxic substances, pollutants or other contaminants, environmental hazards, naturally occurring radioactive material (NORM), and produced water or hydrocarbons contamination of the surface or subsurface. The time(s) of review of such Records shall be mutually agreed by the Parties and the place(s) for the review will be specified by Seller to Buyer.

                  5.1.1 Such inspection shall be conducted in accordance with the terms of the Confidentiality Agreement and subject to any releases or other agreements required by the operator of the Properties. Buyer may not operate equipment or conduct testing or sampling of materials during such inspection unless Seller and Buyer otherwise agree in writing. Buyer shall be responsible for arranging, at its own cost, transportation to and from the Properties.

                  5.1.2 Buyer's access to the Properties shall be at Buyer's sole risk and expense; and Buyer hereby releases Seller Group from and shall fully indemnify, defend, protect and hold Seller Group harmless from and against any and all Losses and Third Party Claims directly or indirectly arising out of or connected with Buyer's inspection of the Properties or travel to or from or presence on the Properties in connection with the transactions contemplated by this Agreement To the extent there is any conflict between this indemnity (including Article 19.14) and the indemnity in Section 10 of the Confidentiality Agreement, the provisions of this indemnity prevail.

         5.2 ALLEGED ADVERSE CONDITIONS. As soon as reasonably practical (and on an ongoing basis), but no later than the earlier of (i) four (4) Business Days before the Closing Date, or (ii) thirty (30) Days after the Parties have executed this Agreement, Buyer shall notify Seller of any conditions that might constitute Alleged Adverse Conditions. Buyer's notice of such conditions must include (i) a complete description of each individual condition to which Buyer takes exception (including any and all supporting documentation) and (ii) an estimate of the costs Buyer in good faith attributes to bringing such condition into compliance with applicable Environmental Laws. Seller and Buyer shall meet from time to time to attempt to agree on a resolution of Alleged Adverse Conditions.

                  5.2.1 If the Parties are unable to agree on resolution of any Alleged Adverse Conditions on or before three (3) Days before the Closing Date, Seller has the option, in its sole discretion, to either
         (a) exclude the affected Properties from this Agreement and reduce the Purchase Price by the positive value allocated to such Properties in Exhibit "A" or "A-1", as applicable, if any, or increase the Purchase Price by the negative value allocated to such Properties in Exhibit "A" or "A- 1", applicable, if any, as applicable; (b) bring the Alleged Adverse Condition into compliance with Environmental Laws (as in effect as of the Effective Time); or (c) indemnify Buyer against such Alleged Adverse Condition.

                  5.2.2 If Seller elects on or before the Closing Date to attempt, at its sole cost, to bring any Alleged Adverse Condition into compliance with Environmental Laws (as in effect as of the Effective
         Time), Seller may, by notice to Buyer prior to Closing, elect to continue attempting to remediate such condition to completion for up to one hundred eighty (180) Days after the Closing Date. If Seller does not remediate an Alleged Adverse Condition prior to Closing and fails to provide notice that Seller elects to continue attempting to remediate such Alleged Adverse Condition after Closing, or if such notice is provided but such Alleged Adverse Condition is not remediated on or before one hundred eighty (180) Days following Closing, Buyer shall give Seller written notice of such failure or non-completion and within five (5) Business Days following the earlier to occur of the date that (i) Seller and Buyer agree in writing on the existence and value of the Alleged Adverse Condition or (ii) resolution by binding arbitration in accordance with Article 18.1 of any dispute regarding the existence or value of the Alleged Adverse Condition, Seller shall pay to Buyer an amount equal to the value of such Alleged Adverse Condition, if any, as so agreed or determined in arbitration.

                  5.2.3 The cumulative adjustments and payments associated with Alleged Adverse Conditions may not exceed the value allocated to the affected Property in Exhibit "A" of "A-1", as applicable, but notwithstanding the foregoing, if an Alleged Adverse Condition can be remediated, the adjustments or payments with respect to that Alleged Adverse Condition shall not exceed the reasonable costs of remediation. If the Parties are unable to agree on a resolution associated with any Alleged Adverse Conditions raised by Buyer before Closing, the Parties shall Close without a Purchase Price adjustment; provided, however, that within thirty (30) Days after the Closing Date, either Party may initiate binding arbitration in accordance with the provisions set forth in Article 18.1 to resolve the dispute.

                  5.2.4 Any claim with respect to an Alleged Adverse Condition not referred to arbitration within thirty (30) Days after the Closing Date as provided in Article 5.2.3 (or, with respect to any Alleged Adverse Condition for which Seller provides notice that it will continue attempting to cure after Closing, within thirty (30) Days after the one hundred eighty (180) Day period cure period following Closing has expired) shall be deemed waived for all purposes by Buyer.

                  5.2.5 Notwithstanding anything contained in this Agreement to the contrary, Buyer shall not be entitled to an adjustment or other remedy relating to any Alleged Adverse Condition unless and until the aggregate costs associated with remedying all Alleged Adverse Conditions so raised that are not remediated or indemnified against by Seller exceeds two and one half percent (2.5%) of the Purchase Price, and then only to the extent such aggregate cost exceeds two and one half percent (2.5%) of the Purchase Price; and Buyer shall be solely responsible for and bear all costs and expenses associated with any and all Alleged Adverse Conditions up to two and one half percent (2.5%) of the Purchase Price. No payment shall be due with respect to any Alleged Adverse Condition for which Seller, at its option, delivers to Buyer an indemnity agreement in favor of Buyer with respect to such Alleged Adverse Condition.

         5.3 WAIVER. BUYER (ON BEHALF OF BUYER GROUP AND THEIR SUCCESSORS AND ASSIGNS) WAIVES FOR ALL PURPOSES ALL OBJECTIONS AND CLAIMS (WHETHER KNOWN OR UNKNOWN) ASSOCIATED WITH ENVIRONMENTAL, PHYSICAL, CONTRACTUAL AND ANY OTHER CONDITIONS (WHETHER SIMILAR OR DISSIMILAR) ON, AFFECTING OR PERTAINING TO THE PROPERTIES (INCLUDING ALLEGED ADVERSE CONDITIONS) EXCEPT FOR (A) BUYER'S RIGHTS WITH RESPECT TO SELLER'S INDEMNITY UNDER ARTICLE 8.4, (B) ALLEGED ADVERSE CONDITIONS BUYER RAISED TO SELLER BY PROPER NOTICE WITHIN THE APPLICABLE TIME PERIOD SPECIFIED IN, AND AS OTHERWISE REQUIRED BY, ARTICLE 5.2, OTHER THAN TO THE EXTENT THAT SUCH ALLEGED ADVERSE CONDITIONS ARE SETTLED BY WRITTEN AGREEMENT OF THE PARTIES OR BY ARBITRATION AS PROVIDED IN ARTICLE 5.2.2.

                                   ARTICLE VI
                                   ACCOUNTING

         6.1 PRODUCTS. Merchantable oil and liquid hydrocarbon substances associated with the Properties and stored in tanks and vessels will be gauged to the bottom of the unloading flange as of the Effective Time. Buyer shall purchase from Seller at Closing, all such oil and liquid hydrocarbon substances, all at a price equal to the average price received by Seller from sales during the month of March, 2006, for comparable oil and liquid hydrocarbon substances from each field that is part of the Properties from which such substances were produced, net of royalties, excise, severance and other production taxes, and marketing costs (which include for purposes hereof, among other things, costs of gathering, treating, processing, compression, and transportation), to the extent such items are not treated as Charges under this Article 6. Oil and liquid hydrocarbon substances in treating and separation equipment upstream of pipeline connections, as of the Effective Time, will not be considered merchantable and will become the property of Buyer at Closing. Actual amounts shall be accounted for in the Final Accounting Settlement.

         6.2 REVENUES, EXPENSES AND CAPITAL EXPENDITURES. Except as expressly provided otherwise in this Agreement:

                  6.2.1 Seller is entitled to all its share of Operating Revenues attributable to the Properties for the period prior to the Effective Time and is responsible for all its share of Charges attributable to the Properties for the period prior to the Effective Time;

                  6.2.2 Seller also is entitled to a sum per month of One Hundred Fifty Thousand Dollars (US $150,000) (prorated on a daily basis for any partial month) as an agreed reimbursement in lieu of Seller's actual overhead attributable to the Properties, including Seller's personnel salaries, wages and employee benefits for the period from the Effective Time through the Closing Date with such amount allocated to the Properties as set forth on Schedule 6.2.2; and

                  6.2.3 Buyer is entitled to all Operating Revenues (except producing, drilling and overhead charges payable to Seller or its Affiliates where applicable and the sum per month specified in Article 6.2.2) attributable to the Properties for the period on and after the Effective Time and is responsible for all Charges attributable to the Properties for the period on and after the Effective Time.

Actual amounts, including any adjustments for Imbalances owed pursuant to
Article 12.7.2 shall be accounted for in the Final Accounting Settlement, unless previously accounted for under the Transition Agreement. Whether Charges and Operating Revenues are attributable to periods before or after the Effective Time shall be determined in accordance with United States generally accepted accounting principles (as published by the Financial Accounting Standards Board) and Council of Petroleum Accountants Societies (COPAS) standards, based on the accrual method of accounting. Notwithstanding anything contained in this

Agreement to the contrary, Buyer shall assume and be solely responsible for any and all capital expenditures associated with the Properties that were disclosed to Buyer prior to the date of this Agreement to the extent such capital expenditures were incurred (or the obligation to incur the capital expenditures was undertaken) by Seller within six (6) months prior to the Effective Time, and the Final Accounting Statement shall include a reimbursement of Seller for any such capital expenditures paid by Seller.

         6.3 TAXES. Seller shall bear all taxes and assessments, including excise taxes, severance or other production taxes, ad valorem taxes and any other federal, state or local taxes or assessments attributable to ownership or operation of the Properties prior to the Effective Time; and all deductions, credits or refunds pertaining to the aforementioned taxes and assessments, no matter when received, belong to Seller. Provided that Closing has occurred, Buyer shall bear all taxes and assessments, including sales taxes, excise taxes, severance or other production taxes, ad valorem taxes and any other federal, state or local taxes and assessments attributable to ownership or operation of the Properties on and after the Effective Time (excluding Seller's income taxes from the Effective Time through Closing); and all deductions, credits and refunds pertaining to the aforementioned taxes and assessments, no matter when received, belong to Buyer. Ad valorem or property or other taxes based on revenue from the Properties shall apply to the tax year for which the tax rendition is issued and shall be prorated based on the percentage of the assessment period occurring before and after the Effective Time. Actual amounts shall be accounted for in the Final Accounting Settlement. Buyer shall be responsible for and pay any and all Sales Tax on the transactions contemplated by this Agreement. Each Party is responsible for filing any tax returns and handling payment of any tax due under Law during the period when it holds title to the Properties.

         6.4 CREDITS. Provided Closing has occurred, Buyer shall reimburse Seller for any and all prepaid insurance premiums, utility charges, rentals, deposits and any other prepays (excluding taxes) applicable to the period on and after the Effective Time that are attributable to the Properties. Actual amounts shall be accounted for in the Final Accounting Settlement.

         6.5 FINAL ACCOUNTING SETTLEMENT. As soon as reasonably practicable, but no later than one hundred fifty (150) Days after the end of the Transition Period, Seller shall deliver the Final Accounting Statement to Buyer. Buyer will have reasonable access to supporting documentation as necessary to evaluate the Final Accounting Statement, as Buyer shall reasonably request.

                  6.5.1 As soon as reasonably practicable, but no later than thirty (30) Days after Buyer receives the Final Accounting Statement, Buyer may deliver to Seller a written report containing any changes Buyer proposes to such statement. Any adjustments covered by the Final Accounting Statement as delivered by Seller to which Buyer fails to object in the written report within the thirty (30) Day time period shall be deemed correct and are final and binding on the Parties and not subject to further review, audit or arbitration.

                  6.5.2 As soon as reasonably practicable, but no later than thirty (30) Days after Seller receives Buyer's written report, the Parties shall meet to attempt to agree on any adjustments to the Final Accounting Statement. If the Parties fail to agree on final adjustments within that thirty (30) Day period, either Party may submit the disputed items to the Accounting Referee. The Parties shall direct the Accounting Referee to resolve the disputes within thirty (30) Days after its receipt of relevant materials pertaining to the dispute (and the Parties agree to use their respective reasonable efforts to deliver such materials promptly to the Accounting Referee).

                  6.5.3 The Final Account Statement, whether as agreed between the Parties or as determined by a decision of the Accounting Referee, shall be binding on and non-appealable by the Parties. The Accounting Referee shall act as an expert for the limited purpose of determining the specific disputed adjustments submitted by either Party and may not award damages or penalties to either Party with respect to any matter. Seller and Buyer shall share equally the Accounting Referee's fees and expenses.

                  6.5.4 Any amounts owed by one Party to the other under the Final Accounting Settlement shall be paid within thirty (30) Days after the earlier of: (i) the date that the amounts are agreed by the Parties, and (ii) the date that the Parties receive the Accounting Referee's decision; and the revenues and expenses included in the Final Accounting Settlement (including any and all Operating Revenues and Charges received and booked by Seller prior to Seller's delivery of the Final Accounting Statement to Buyer) shall be final and binding on the Parties and not subject to further review, audit or arbitration.

         6.6 POST-FINAL ACCOUNTING SETTLEMENT REVENUES.

                  6.6.1 Buyer shall pay Seller any and all Operating Revenues received by Buyer (to the extent not accounted for in the Final Accounting Settlement or the Transition Agreement) for the period prior to the Effective Time, and

                  6.6.2 Seller shall pay Buyer any and all Operating Revenues received by Seller (to the extent not accounted for in the Final Accounting Settlement or the Transition Agreement) for the period after the Effective Time, except producing, drilling and overhead payable to Seller or its Affiliates and the sum per month specified in Article
         6.2.2 both of which are to be retained by Seller.

                  6.6.3 The Party responsible for making payment in Article
         6.6.1 or Article 6.6.2 shall make full payment to the other Party within thirty (30) Days after receipt of the Operating Revenues in question.

         6.7   POST-FINAL ACCOUNTING SETTLEMENT EXPENSES.

                  6.7.1 Seller shall reimburse Buyer for any and all Charges paid by Buyer (to the extent not accounted for in the Final Accounting Settlement or the Transition Agreement) prior to the Effective Time; and

                  6.7.2 Buyer shall reimburse Seller for any and all Charges paid by Seller (to the extent not accounted for in the Final Accounting Settlement or the Transition Agreement) after the Effective Time.

                  6.7.3 The Party responsible for making payment in Article
         6.7.1 or Article 6.7.2 shall make full payment to the other Party within thirty (30) Days after receipt of an applicable invoice and proof that such invoice was paid for the Charges in question.

         6.8 JOINT INTEREST AUDITS. Seller is entitled (at Seller's expense) to resolve all joint interest audits or other contractual audits (whether or not be conducting as of the Effective Time) that are applicable to any periods or amounts for which Seller is responsible under this Agreement and to pay or receive (as applicable) any amounts due or receivable attributable to Seller's operation of, or current interest in, the Properties that are subject to such audits.

                                   ARTICLE VII
                        LOSS, CASUALTY AND CONDEMNATION

         7.1 NOTICE OF LOSS. Seller shall promptly notify Buyer of all instances of Casualty Loss that occur and become known to Seller between the date of this Agreement and Closing.

         7.2 CASUALTY LOSS. If, prior to Closing, any Properties are impacted by a Casualty Loss, Seller and Buyer shall meet to attempt to agree on an adjustment to the Purchase Price reflecting the reduction in value of the Properties because of such Casualty Loss. For this purpose "reduction in value" is based on the principle that Seller should generally bear the costs of repairing the Properties to the state existing immediately prior to the Casualty Loss, and if such repair results in equipment or facilities that are newer than or upgraded from that which existed immediately prior to the Casualty Loss, Buyer should bear a portion of such costs as is equitable, given the benefit to Buyer of such newer or upgraded equipment or facilities. No adjustment associated with a Casualty Loss will exceed the value allocated to the affected Property in Exhibit "A" or "A-1 ", as applicable.

                  7.2.1 If the Parties are unable to agree on resolution of a Casualty Loss, the Parties shall Close without a Purchase Price adjustment; provided, however, that within thirty (30) Days after the Closing Date, either Party may initiate binding arbitration in accordance with Article 18.1 to resolve the dispute. ANY CLAIM WITH RESPECT TO a Casualty LOSS NOT REFERRED TO ARBITRATION WITHIN THIRTY
         (30) DAYS FOLLOWING CLOSING (OR, WITH RESPECT TO ANY CASUALTY LOSS FOR WHICH SELLER PROVIDES NOTICE THAT IT WILL CONTINUE ATTEMPTING TO CURE AFTER CLOSING, WITHIN THIRTY (30) DAYS AFTER THE ONE HUNDRED EIGHTY
         (180) DAY PERIOD CURE PERIOD FOLLOWING CLOSING HAS EXPIRED) SHALL BE DEEMED WAIVED BY BUYER FOR ALL PURPOSES.

                  7.2.2 Notwithstanding the foregoing, if the aggregate Casualty Losses exceed fifty percent (50%) of the Purchase Price, either Party may, by notice to the other at least one Business Day prior to Closing, elect to terminate this Agreement under Article 17.1.6.

                  7.2.3 All insurance proceeds and other payments associated with or attributable to any Casualty Losses shall be payable to the Party that ultimately bears the costs for the repair of the damages for which such insurance proceeds or payments are attributable.

                                  ARTICLE VIII
              ALLOCATION OF RESPONSIBILITIES AND INDEMNITIES

         8.1 OPPORTUNITY FOR REVIEW. Each Party represents that it has had an adequate opportunity to review all waiver, release, indemnity and defense provisions in this Agreement, including the opportunity to submit the same to legal counsel for review and advice. Based on the foregoing representation, the Parties agree to the provisions set forth below.

         8.2 SELLER'S NON-ENVIRONMENTAL INDEMNITY OBLIGATION. SUBJECT TO THE LIMITATIONS SET FORTH IN THIS AGREEMENT, SELLER SHALL PROTECT, DEFEND, INDEMNIFY AND HOLD BUYER GROUP HARMLESS FROM AND AGAINST ALL NON-ENVIRONMENTAL CLAIMS TO THE EXTENT RELATING TO, ARISING OUT OF, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, SELLER'S OWNERSHIP OR OPERATION OF THE PROPERTIES OR ANY PART THEREOF PRIOR TO THE EFFECTIVE TIME, INCLUDING NON-ENVIRONMENTAL CLAIMS RELATING
TO: (A) INJURY OR DEATH OF ANY PERSONS WHOMSOEVER, (B) PAYMENT OF ROYALTIES, OVERRIDING ROYALTIES OR OTHER BURDENS ON PRODUCTION; (C) DAMAGES TO OR LOSS OF ANY PROPERTY, (D) BREACH OF CONTRACT, (E) COMMON LAW CAUSES OF ACTION SUCH AS NEGLIGENCE, STRICT LIABILITY, NUISANCE OR TRESPASS, AND (F) FAULT IMPOSED BY LAW OR OTHERWISE.

                  8.2.2 SUBJECT TO THE LIMITATIONS SET FORTH IN THIS AGREEMENT, SELLER SHALL PROTECT, DEFEND, INDEMNIFY AND HOLD BUYER GROUP HARMLESS FROM AND AGAINST ALL LOSSES OF BUYER RESULTING FROM ANY BREACH by SELLER OF (A) ANY OF ITS REPRESENTATIONS AND/OR WARRANTIES SET FORTH IN
         ARTICLE 10 OR THE CORRESPONDING REPRESENTATIONS SET FORTH IN THE CERTIFICATE DELIVERED BY SELLER TO BUYER PURSUANT TO ARTICLE 16.2.2 OR
         (B) ITS COVENANTS CONTAINED IN THIS AGREEMENT.

                  8.2.3 NOTWITHSTANDING ANYTHING TO THE CONTRARY IN THIS AGREEMENT, SELLER RETAINS SOLE RESPONSIBILITY AND LIABILITY FOR ALL MATTERS EXPRESSLY RETAINED BY SELLER PURSUANT TO ARTICLE 12.3, AND SELLER RELEASES BUYER GROUP FROM AND SHALL PROTECT, DEFEND, INDEMNIFY AND HOLD BUYER GROUP HARMLESS FROM AND AGAINST ALL NON-ENVIRONMENTAL CLAIMS AND ENVIRONMENTAL CLAIMS RELATING TO SUCH MATTERS TO THE EXTENT RELATING TO, ARISING OUT OF, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, SUCH MATTERS TO THE EXTENT SUCH MATTERS RELATE TO THE PERIOD PRIOR TO THE EFFECTIVE TIME. Buyer shall use its reasonable efforts to cooperate with Seller in all respects in connection Seller's retention and defense of such matters.

         8.3 LIMITATIONS ON SELLER'S NON-ENVIRONMENTAL AND OTHER INDEMNITIES. NOTWITHSTANDING ANYTHING IN THIS AGREEMENT TO THE CONTRARY, SELLER HAS NO OBLIGATION UNDER THIS AGREEMENT OR OTHERWISE TO PROTECT, DEFEND, INDEMNIFY, AND HOLD BUYER GROUP HARMLESS FROM AND AGAINST ANY ONE OR MORE OF THE FOLLOWING:

                  8.3.1 NON-ENVIRONMENTAL CLAIMS UNDER 8.2.1 FOR WHICH BUYER HAS NOT PROVIDED SELLER NOTICE IN ACCORDANCE WITH ARTICLE 8.7 WITHIN TWENTY-FOUR (24) MONTHS AFTER THE CLOSING DATE (AND BUYER ASSUMES AND IS SOLELY RESPONSIBLE FOR ALL NON-ENVIRONMENTAL CLAIMS NOT SO RAISED WITHIN SUCH TWENTY-FOUR (24) MONTH PERIOD);

                  8.3.2 LOSSES UNDER ARTICLE 8.2.2 RESULTING FROM SELLER'S BREACH OF (A) ITS REPRESENTATIONS AND/OR WARRANTIES SET FORTH IN
         ARTICLE 10 OR (B) ITS COVENANTS UNDER THIS AGREEMENT, FOR WHICH IN THE CASE OF (A) AND (B) BUYER HAS NOT PROVIDED SELLER NOTICE IN ACCORDANCE WITH ARTICLE 8.7 WITHIN THE TIME SPECIFIED IN ARTICLE 19.6; AND

                  8.3.4 NON-ENVIRONMENTAL CLAIMS AND LOSSES COVERED BY ARTICLE
         8.2.1 AND ARTICLE 8.2.2 THAT, IN THE AGGREGATE, DO NOT EXCEED ONE PERCENT (1%) OF THE PURCHASE PRICE, AND BUYER ASSUMES AND IS SOLELY RESPONSIBLE FOR ALL NON-ENVIRONMENTAL.

        8.4 SELLER'S ENVIRONMENTAL INDEMNITY OBLIGATION. SUBJECT TO THE LIMITATIONS SET FORTH IN THIS AGREEMENT, SELLER SHALL PROTECT, DEFEND, INDEMNIFY AND HOLD BUYER GROUP HARMLESS FROM AND AGAINST ALL ENVIRONMENTAL CLAIMS TO THE EXTENT RELATING TO, ARISING OUT of, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, SELLER'S OWNERSHIP OR OPERATION OF THE PROPERTIES OR ANY PART THEREOF PRIOR TO THE EFFECTIVE TIME.

         8.5 LIMITATIONS ON SELLER'S ENVIRONMENTAL INDEMNITIES. NOTWITHSTANDING ANYTHING IN THIS AGREEMENT TO THE CONTRARY, SELLER HAS NO OBLIGATION UNDER THIS AGREEMENT OR OTHERWISE TO PROTECT, DEFEND, INDEMNIFY, AND HOLD BUYER GROUP HARMLESS FROM AND AGAINST ANY ONE OR MORE OF THE FOLLOWING:

                  8.5.1 ENVIRONMENTAL CLAIMS (EXCEPT FOR ANY SUCH MATTERS RETAINED BY SELLER PURSUANT TO ARTICLE 12.3) FOR WHICH BUYER HAS NOT PROVIDED SELLER WITH NOTICE IN ACCORDANCE WITH ARTICLE 8.7 WITHIN TWELVE (12) MONTHS AFTER THE CLOSING DATE; AND BUYER ASSUMES AND IS SOLELY RESPONSIBLE FOR ANY AND ALL ENVIRONMENTAL CLAIMS NOT RAISED WITHIN SUCH TWELVE (12) MONTH PERIOD; AND

                  8.5.2 ENVIRONMENTAL CLAIMS (EXCEPT FOR ANY SUCH MATTERS RETAINED BY SELLER PURSUANT TO ARTICLE 12.3) IN AGGREGATE UP TO ONE PERCENT (1%) OF THE PURCHASE PRICE, AND BUYER ASSUMES AND IS SOLELY RESPONSIBLE FOR ANY AND ALL ENVIRONMENTAL CLAIMS UP TO ONE PERCENT (1%) OF THE PURCHASE PRICE.


         8.6 BUYER'S INDEMNITY OBLIGATION. EXCEPT AS PROVIDED ELSEWHERE IN THIS AGREEMENT, BUYER RELEASES SELLER GROUP FROM AND SHALL PROTECT, DEFEND, INDEMNIFY AND HOLD SELLER GROUP HARMLESS FROM AND AGAINST AND ASSUMES

                (i) ALL LOSSES AND THIRD PARTY CLAIMS RELATING TO, ARISING OUT OF, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, OWNERSHIP OR OPERATION OF THE PROPERTIES OR ANY PART THEREOF PRIOR TO THE EFFECTIVE TIME (NO MATTER WHEN ASSERTED) FOR WHICH SELLER'S INDEMNITY AND DEFENSE OBLIGATIONS IN ARTICLE 8.2 OR ARTICLE 8.4 HAVE CEASED, TERMINATED (IN ACCORDANCE WITH ARTICLE 8.3, ARTICLE 8.5 OR OTHERWISE) OR DO NOT APPLY,

                (ii) ALL THIRD PARTY CLAIMS ARISING AGAINST SELLER GROUP FROM BUYER'S ALLOCATION OF THE PURCHASE PRICE FOR THE PURPOSES OF ARTICLE 3,

                (iii) ALL LOSSES OF SELLER RESULTING FROM ANY BREACH by BUYER OF
          (A) ANY OF ITS REPRESENTATIONS AND/OR WARRANTIES SET FORTH IN ARTICLE 11 OR THE CORRESPONDING REPRESENTATIONS SET FORTH IN THE CERTIFICATE DELIVERED by BUYER TO SELLER PURSUANT TO ARTICLE 16.3.3 OR (B) ITS COVENANTS CONTAINED IN THIS AGREEMENT,

                (iv) ALL LOSSES AND THIRD PARTY CLAIMS RELATING TO, ARISING OUT OF, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, OWNERSHIP OR OPERATION OF THE PROPERTIES OR ANY PART THEREOF ON AND AFTER THE EFFECTIVE TIME (NO MATTER WHEN ASSERTED),

AND IN THE CASE OF (i), (ii) (iii) AND (iv) ABOVE, INCLUDING LOSSES OR THIRD PARTY CLAIMS RELATING TO (A) INJURY OR DEATH OF ANY PERSONS WHOMSOEVER, (B) PAYMENT OF ROYALTIES, OVERRIDING ROYALTIES OR OTHER BURDENS ON PRODUCTION; (C) DAMAGES TO OR LOSS OF ANY PROPERTY, (D) BREACH OF CONTRACT, (E) COMMON LAW CAUSES OF ACTION SUCH AS NEGLIGENCE, STRICT LIABILITY, NUISANCE OR TRESPASS, (F) FAULT IMPOSED BY LAW OR OTHERWISE AND/OR (G) ENVIRONMENTAL CLAIMS.

         8.7 NOTICE OF THIRD PARTY CLAIMS. If a Third Party Claim or Loss is asserted against a Party for which the other Party may have an obligation of payment, indemnity and/or defense (whether under this Article 8 or any other provision of this Agreement), the Party seeking payment or indemnification ("INDEMNIFIED PARTY") shall give the Party from which the Indemnified Party seeks payment or indemnification ("INDEMNIFYING PARTY") prompt written notice of the Third Party Claim or Loss, setting forth the particulars associated with the Third Party Claim or Loss (including a copy of the written Third Party Claim, if any) as then known by the Indemnified Party ("CLAIM NOTICE").

         8.8 DEFENSE OF THIRD PARTY CLAIMS. Within thirty (30) Days after the Indemnifying Party receives a Claim Notice, the Indemnifying Party shall notify the Indemnified Party advising whether or not the Indemnifying Party will assume responsibility for defense (if applicable) and payment of the Third Party Claim or Loss. In connection with any Third Party Claim, the Indemnified Party is authorized, prior to and during such thirty (30) day period, to file any motion, pleading or other answer that it deems necessary or appropriate to protect its interests, or those of the Indemnifying Party, provided that it is not prejudicial to the Indemnifying Party. If the Indemnifying Party elects not to assume responsibility for defense and payment of the Third Party Claim, the Indemnified Party may defend against, or enter into any settlement with respect to, the Third Party Claim as it deems appropriate without relieving the Indemnifying Party of any indemnification obligations the Indemnifying Party may have with respect to such Third Party Claim. The Indemnifying Party's failure to respond in writing to a Claim Notice within the thirty (30) Day period shall be deemed an election by the Indemnifying Party not to assume responsibility for defense (if applicable) and payment of the Third Party Claim or Loss, as applicable. If the Indemnifying Party elects to assume responsibility for defense (if applicable) and payment of the Third Party Claim or Loss, as applicable: (a) the Indemnifying Party shall defend the Indemnified Party against the Third Party Claim with counsel of the Indemnifying Party's choice (reasonably acceptable to Indemnified Party which shall cooperate with the Indemnifying Party in all reasonable respects in such defense), (b) the

Indemnifying Party shall pay any judgment entered or settlement with respect to such Third Party Claim, (c) the Indemnifying Party shall not consent to entry of any judgment or enter into any settlement with respect to the Third Party Claim that (i) does not include a provision whereby the plaintiff or claimant in the matter releases the Indemnified Party from all liability with respect to the Third Party Claim or (ii) contains terms that may materially and adversely affect the Indemnified Party (other than as a result of money damages covered by the indemnity), (d) the Indemnified Party shall not consent to entry of any judgment or enter into any settlement with respect to the Third Party Claim without the Indemnifying Party's prior written consent and (e) pay the Indemnified Party the costs and expenses resulting from the Loss. In all instances the Indemnified Party may employ separate counsel and participate in defense of a Third Party Claim, but the Indemnified Party shall bear all fees and expenses of counsel employed by the Indemnified Party.

         8.9 DUPLICATION OF REMEDIES. In no event shall either Party be entitled to duplicate compensation or other remedies with respect to any matter (including any Third Party Claim. Loss or any breach of a representation, warranty or agreement herein) asserted under the terms of this Agreement or in connection with the transaction contemplated hereby, even though such matter may be asserted under more than one provision of this Agreement or otherwise.

         8.10 WAIVER OF CERTAIN DAMAGES. EACH PARTY IRREVOCABLY WAIVES AND AGREES NOT TO SEEK INDIRECT, CONSEQUENTIAL, LOSS OF PROFITS, PUNITIVE OR EXEMPLARY DAMAGES OF ANY kind IN CONNECTION WITH ANY DISPUTE ARISING OUT OF OR RELATED TO THIS AGREEMENT (INCLUDING THE BREACH THEREOF) OR THE TRANSACTIONS CONTEMPLATED HEREBY. FOR THE AVOIDANCE OF DOUBT, THIS ARTICLE 8.10 DOES NOT DIMINISH OR OTHERWISE AFFECT THE PARTIES' RIGHTS AND OBLIGATIONS TO BE INDEMNIFIED AGAINST, AND PROVIDE INDEMNITY FOR, INDIRECT, CONSEQUENTIAL, LOSS OF PROFITS, PUNITIVE OR EXEMPLARY DAMAGES AWARDED TO ANY THIRD PARTY FOR WHICH INDEMNIFICATION IS PROVIDED IN THIS AGREEMENT OR SELLER'S RIGHT TO RECEIVE LIQUIDATED DAMAGES, INCLUDING THE PERFORMANCE DEPOSIT, PURSUANT TO THE TERMS OF
ARTICLE 17.2.

         8.11 EXCLUSIVE REMEDIES. NOTWITHSTANDING ANYTHING TO THE CONTRARY CONTAINED IN THIS AGREEMENT, (I) ARTICLES 8.2 AND 8.4 AND (II) ANY INDEMNITY AGREEMENT GIVEN BY SELLER FOR ANY ALLEGED TITLE DEFECT PURSUANT TO ARTICLE 4.2.5 OR ALLEGED ADVERSE CONDITION PURSUANT TO ARTICLE 5.2.5 SET FORTH BUYER'S EXCLUSIVE REMEDIES AGAINST SELLER AND ITS AFFILIATES WITH RESPECT TO THE TRANSACTIONS CONTEMPLATED HEREBY, INCLUDING BREACHES OF THE REPRESENTATIONS, WARRANTIES, COVENANTS AND AGREEMENTS OF SELLER CONTAINED IN THIS AGREEMENT. EXCEPT FOR THE REMEDIES CONTAINED IN (A) ARTICLE 8.2 AND 8.4, (B) ANY INDEMNITY AGREEMENT GIVEN BY SELLER FOR ANY ALLEGED TITLE DEFECT PURSUANT TO ARTICLE 4.2.5 OR ALLEGED ADVERSE CONDITION PURSUANT TO ARTICLE 5.2.5, EFFECTIVE AS OF CLOSING. BUYER, ON BEHALF OF BUYER GROUP, HEREBY RELEASES, REMISES AND FOREVER DISCHARGES SELLER GROUP FROM ANY AND ALL LOSSES WHICH BUYER GROUP MIGHT NOW OR SUBSEQUENTLY MAY HAVE, BASED ON, RELATING TO OR ARISING OUT OF THIS AGREEMENT, THE OWNERSHIP, USE OR OPERATION OF THE PROPERTIES, OR THE CONDITION, QUALITY, STATUS OR NATURE OF THE PROPERTIES, INCLUDING RIGHTS TO CONTRIBUTION UNDER THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980, AS AMENDED, BREACHES OF STATUTORY OR IMPLIED WARRANTIES, NUISANCE OR OTHER TORT ACTIONS, RIGHTS TO PUNITIVE DAMAGES, COMMON LAW RIGHTS OF CONTRIBUTION, AND RIGHTS UNDER INSURANCE MAINTAINED BY SELLER OR ANY OF ITS AFFILIATES, EXCLUDING, HOWEVER, ANY
(I) CONTRACTUAL RIGHTS EXISTING AS OF THE DATE HEREOF (APART FROM THIS

AGREEMENT) BETWEEN (A) BUYER OR ANY OF BUYER'S AFFILIATES, ON THE ONE HAND AND
(B) SELLER OR ANY OF SELLER'S AFFILIATES, ON THE OTHER HAND, UNDER CONTRACTS (IF
ANY) BETWEEN THEM RELATING TO THE PROPERTIES AND (II) ANY CONTRACT ENTERED INTO ON OR AFTER THE CLOSING BETWEEN SUCH PARTIES AND RELATING TO THE PROPERTIES.

         8.12 OTHER CONTRACTS BETWEEN THE PARTIES. THE PARTIES ACKNOWLEDGE THAT BUYER OR AN AFFILIATE OF BUYER CURRENTLY MAY OWN INTERESTS IN CERTAIN OF THE LANDS, LEASES AND OTHER ASSETS INCLUDED IN THE PROPERTIES. THE ASSUMPTION, PROTECTION, DEFENSE, INDEMNIFICATION AND RELEASES IN THIS AGREEMENT ARE NOT INTENDED TO WAIVE OR MODIFY IN ANY MANNER ANY EXISTING CONTRACTUAL RIGHTS OR OBLIGATIONS BETWEEN ANY MEMBER OF SELLER GROUP AND ANY MEMBER OF BUYER GROUP UNDER OPERATING AGREEMENTS, UNIT AGREEMENTS, SERVICE CONTRACTS OR OTHER AGREEMENTS TO THE EXTENT ANY SUCH FOREGOING AGREEMENT IS NOT ENTERED INTO AND DELIVERED IN CONNECTION WITH THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREUNDER, AND THE PROTECTION, DEFENSE, INDEMNIFICATION AND RELEASES IN THIS
ARTICLE 8 SHALL NOT RELEASE OR ELIMINATE ANY OF BUYER'S OBLIGATIONS AS A CO-OWNER IN ANY LANDS, LEASES AND OTHER ASSETS INCLUDED IN THE PROPERTIES.

                                   ARTICLE IX
                                   DISCLAIMERS

         9.1 DISCLAIMERS.

                  9.1.1 BUYER ACKNOWLEDGES THAT CERTAIN OF THE PROPERTIES HAVE SUSTAINED HURRICANE DAMAGE AS RECENTLY AS 2005, AND HAS SATISFIED ITSELF AS TO THE PRESENT CONDITION OF THE PROPERTIES.

                  9.1.2    EXCEPT AS EXPRESSLY STATED IN ARTICLE 10.1.6 IN THIS
         AGREEMENT:

                  (A) AT CLOSING SELLER SHALL ASSIGN THE PROPERTIES TO BUYER "AS-IS, WHERE-IS", AND WITH ALL FAULTS AND DEFECTS IN THEIR PRESENT CONDITION AND STATE OF REPAIR, WITHOUT RECOURSE, EVEN FOR THE RETURN OF THE PURCHASE PRICE, AND

                  (B) SELLER DISCLAIMS ANY AND ALL REPRESENTATIONS AND WARRANTIES WITH RESPECT TO THE PROPERTIES, EXPRESS, STATUTORY, IMPLIED OR OTHERWISE, INCLUDING ANY WARRANTY AS TO (i) TITLE, (II) COMPLIANCE WITH LAWS, (III) EXISTENCE OF ANY AND ALL PROSPECTS OR RECOMPLETION OPPORTUNITIES, (IV) GEOGRAPHIC, GEOLOGIC OR GEOPHYSICAL CHARACTERISTICS, (V) EXISTENCE, QUALITY, QUANTITY OR RECOVERABILITY OF HYDROCARBON SUBSTANCES, (VI) ABILITY TO PRODUCE, INCLUDING PRODUCTION OR DECLINE RATES, (VII) COSTS, EXPENSES, REVENUES, RECEIPTS, PRICES, ACCOUNTS RECEIVABLE OR ACCOUNTS PAYABLE, (VIII) CONTRACTUAL, ECONOMIC OR FINANCIAL INFORMATION AND DATA, (IX) CONTINUED FINANCIAL VIABILITY, INCLUDING PRESENT OR FUTURE VALUE OR ANTICIPATED INCOME OR PROFITS, (X) ENVIRONMENTAL OR PHYSICAL CONDITION (SURFACE AND SUBSURFACE, (XI) FEDERAL, STATE, OR LOCAL INCOME OR OTHER TAX CONSEQUENCES, (X) ABSENCE OF PATENT OR LATENT DEFECTS, (XII) SAFETY, (XIII) STATE OF REPAIR,
         (XIV) MERCHANTABILITY, (XV) FITNESS FOR A PARTICULAR PURPOSE AND (XVI) CONFORMITY TO MODELS OR SAMPLES OF MATERIALS; AND BUYER (ON BEHALF OF BUYER GROUP AND THEIR SUCCESSORS AND ASSIGNS) IRREVOCABLY WAIVES ANY

         AND ALL CLAIMS THEY MAY HAVE AGAINST SELLER GROUP ASSOCIATED WITH (I) THROUGH (XVI) HEREINABOVE, EXCEPT FOR THE BUYER'S RIGHT TO ASSERT THE EXISTENCE OF ALLEGED ADVERSE CONDITIONS IN ACCORDANCE WITH ARTICLE 5.2 AND BUYER'S RIGHT TO CLAIM BREACH OF REPRESENTATIONS AND WARRANTIES WITHIN THE TIME PERIOD SPECIFIED IN ARTICLE 19.6.

         9.2 DISCLAIMER OF STATEMENTS AND INFORMATION, SELLER EXPRESSLY DISCLAIMS ANY AND ALL LIABILITY AND RESPONSIBILITY FOR AND ASSOCIATED WITH THE QUALITY, ACCURACY, COMPLETENESS OR MATERIALITY OF INFORMATION, DATA AND MATERIALS SHOWN TO OR FURNISHED (ELECTRONICALLY, ORALLY, IN WRITING OR ANY OTHER MEDIUM AND WHETHER OR NOT SHOWN OR FURNISHED BEFORE OR AFTER EXECUTION OF THIS AGREEMENT) TO BUYER GROUP AND ASSOCIATED WITH THE PROPERTIES OR THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT; AND BUYER (ON BEHALF OF BUYER GROUP AND THEIR SUCCESSORS AND ASSIGNS) IRREVOCABLY WAIVES ANY AND ALL CLAIMS THEY MAY HAVE AGAINST SELLER GROUP ASSOCIATED WITH THE SAME.

                                    ARTICLE X
                      SELLER'S REPRESENTATIONS AND WARRANTIES

         10.1 SELLER'S REPRESENTATIONS AND WARRANTIES. Seller represents and warrants to Buyer that:

                  10.1.1 ORGANIZATION AND GOOD STANDING. Seller is a corporation duly organized, validly existing and in good standing under the Laws of the State of Delaware and has all requisite corporate power and authority to own the Properties. Seller is duly licensed or qualified to do business as a foreign corporation and is in good standing in all jurisdictions in which the Properties are located.

                  10.1.2 CORPORATE AUTHORITY; AUTHORIZATION OF AGREEMENT. Seller has all requisite corporate power and authority to execute and deliver this Agreement, to consummate the transactions contemplated by this Agreement and to perform all obligations placed on Seller in this Agreement. This Agreement, when executed and delivered by Seller, constitutes the valid and binding obligation of Seller, enforceable against it in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency or other Laws relating to or affecting the enforcement of creditors' rights and general principles of equity (regardless of whether such enforceability is considered in a proceeding at law or in equity).

                  10.1.3 No VIOLATIONS. Subject to the receipt of all consents, approvals and waivers from Third Parties in connection with the transactions contemplated hereby and assuming compliance with the provisions of the HSR Act (if required) in connection with such transactions, Seller's execution and delivery of this Agreement and consummation of the transactions contemplated by this Agreement will not:

                  (a) conflict with or require consent of any person or entity under any terms, conditions or provisions of Seller's certificate of incorporation or bylaws;

                  (b) violate any provision of, or require any consent or approval under any Law applicable to Seller (except for consents and approvals of governmental or tribal entities or authorities customarily obtained subsequent to transfer of title); or

                  (c) result in the creation or imposition of any lien or encumbrance on any of the Properties;

except as would not have a Material Adverse Effect.

                  10.1.4 LITIGATION. Except as set forth in Exhibit "C" or otherwise disclosed to Buyer in writing by Seller before the Closing Date, there are no litigation, claims, actions or other proceedings by a Third Party or before any governmental entity or authority that are pending against Seller or, to Seller's knowledge, threatened against Seller that would (in either case) have a Material Adverse Effect.

                  10.1.5 BANKRUPTCY. There are no bankruptcy or receivership proceedings pending against, being contemplated by or, to Seller's knowledge, threatened against Seller.

                  10.1.6 SPECIAL WARRANTY OF TITLE. As of Closing, Seller shall warrant title to the Properties against adverse claims of title by, through or under Seller but not otherwise, subject to the Permitted Encumbrances.

                  10.1.7 TAXES. To the best of Seller's knowledge, all ad valorem, property, production, severance, windfall profits, excise and similar taxes and assessments based on or measured by the ownership of property or the production of hydrocarbons or the receipt of proceeds therefrom on the Properties that have become due and payable through the Effective Date, have been properly paid or are being contested in good faith.

                  10.1.8 CALLS. Except as provided herein, no person has any call upon, option to purchase, or similar rights with respect to any portion of the production from the Properties.

                  10.1.9 INFORMATION. Seller either owns or otherwise has the right to disclose all of the data set forth in the Merrill Corporation electronic data room created in connection with the transaction contemplated by this Agreement.

                  10.1.10 COMPLIANCE WITH LAWS. To the Knowledge of Seller and with respect to the Properties, Seller is in compliance with all Laws, except for any failures to comply as would not have a Material Adverse Effect.

                                   ARTICLE XI
                     BUYER'S REPRESENTATIONS AND WARRANTIES

         11.1 BUYER'S REPRESENTATIONS AND WARRANTIES. Buyer represents and warrants to Seller that:

                  11.1.1 ORGANIZATION AND GOOD STANDING. Buyer is a limited liability company duly organized, validly existing and in good standing under the Laws of Texas and has all requisite power and authority to own the Properties. Buyer is duly licensed or qualified to do business as a foreign limited liability company and is in good standing in all jurisdictions in which the Properties are located.

                  11.1.2 CORPORATE AUTHORITY: AUTHORIZATION OF AGREEMENT. Buyer has all requisite [corporate] power and authority to execute and deliver this Agreement, to consummate the transactions contemplated by this Agreement and to perform all of the obligations placed on Buyer in this Agreement. This Agreement, when executed and delivered by Buyer, constitutes the valid and binding obligation of Buyer, enforceable against it in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency or other Laws relating to or affecting the enforcement of creditors' rights and general principles of equity (regardless of whether such enforceability is considered in a proceeding at law or in equity).

                  11.1.3 No VIOLATIONS. Assuming compliance with the provisions of the HSR Act (if required) in connection with the transactions contemplated by this Agreement, Buyer's execution and delivery of this Agreement and consummation of the transactions contemplated by this Agreement will not:

                  (a) conflict with or require the consent of any person or entity under any of the terms, conditions or provisions of Buyer's certificate of incorporation or bylaws; or

                  (b) violate any provision of, or require any consent or approval under any Law applicable to Buyer (except for consents and approvals of governmental or tribal entities or authorities customarily obtained subsequent to transfer of title).

                  11.1.4 SEC DISCLOSURE. Buyer is acquiring the Properties for its own account for use in its trade or business, and not with a view toward or for sale associated with any distribution thereof, nor with any present intention of making a distribution thereof within the meaning of the Securities Act of 1933, as amended.

                  11.1.5 LITIGATION. There is no litigation, action or proceeding pending against Buyer or, to Buyer's knowledge, threatened against Buyer that would prevent timely consummation of the transactions contemplated by this Agreement.

                  11.1.6 INDEPENDENT EVALUATION. Buyer is sophisticated in evaluation, purchase, ownership and operation of oil and gas properties and related facilities similar to the Properties, and in making its decision to enter into this Agreement and to consummate the transactions contemplated herein, Buyer (a) relied solely on its own independent investigation and evaluation of the Properties and the advice of its engineers, contractors, geological and geophysical advisors, lawyers and accountants and not on any comments, statements, reports, projections or other documents or materials provided by or for Seller or its agents, whether before or after execution of this Agreement, and (b) satisfied itself as to the environmental, physical and other condition of, and contractual arrangements affecting, the Properties.

                  11.1.7 BANKRUPTCY. There are no bankruptcy or receivership proceedings pending against, being contemplated by or, to Buyer's knowledge, threatened against Buyer.

                  11.1.8 FINANCIAL ASSURANCES. Buyer has (or as of Closing will have) available financial resources to discharge all obligations assumed by Buyer hereunder.

                  11.1.9 CONSENTS. There are no consents that would be applicable in connection with the consummation by Buyer of the transactions contemplated by this Agreement.

                                   ARTICLE XII
                              ADDITIONAL COVENANTS

         12.1 SUBSEQUENT OPERATIONS. SELLER MAKES NO REPRESENTATIONS OR WARRANTIES TO BUYER AS TO TRANSFERABILITY OR ASSIGNABILITY OF OPERATORSHIP OF ANY PROPERTIES THAT SELLER CURRENTLY OPERATES. Rights and obligations associated with operatorship of the Properties are governed by operating and similar agreements covering the Properties and will be decided in accordance with the terms of such agreements.

         12.2 RIGHTS OF NON-EXCLUSIVE USE. If Closing occurs, Buyer, to the extent it has the authority to do so, shall grant to Seller (and, if requested by Seller, to Seller's Affiliates and/or Seller's and its Affiliates' contractors) from time to time, as requested by Seller a non-exclusive cost-free right-of-way, surface use or other right on, over, under and through the Properties (including pipeline, utility and road usage rights, facilities sharing arrangement and all reasonable rights of use and ingress and egress) as appropriate or convenient for Seller and its Affiliates (i) to conduct operations on, over, under and across the Properties in connection with properties not being conveyed from Seller to Buyer in the transactions covered by this Agreement and (ii) to exercise Seller's retained rights and retained obligations under this Agreement. At Seller's request, either at or after Closing, Buyer shall execute instruments in recordable form that Seller deems appropriate to further delineate or evidence the rights granted herein.

         12.3 BUYER'S ASSUMPTION OF OBLIGATIONS.

         If Closing occurs, and subject only to Seller's indemnities in Article 8.2, 8.4 and 19.3.1 and the retention of liability set forth in the next following sentence, Buyer hereby assumes, shall pay and shall timely perform and discharge all of Seller's duties and obligations associated with the Properties arising prior to, on or after the Closing (including any and all contractual duties and obligations arising therefrom) (collectively, the "ASSUMED OBLIGATIONS"), and in fulfilling these obligations, Buyer shall comply with all Laws. In addition to Seller's indemnity obligations under this Agreement, Seller shall retain sole responsibility for prosecuting or defending, as the case may be, all litigation matters with respect to the Properties that are pending as of the date of this Agreement and all liabilities for costs, judgments, settlements and otherwise associated therewith to the extent the foregoing litigation and liabilities relate to any period prior to the Effective Time.

         12.4 ASBESTOS AND NORM. The Properties may currently or have in the past contained asbestos and NORM, and special procedures associated with assessment, remediation, removal, transportation or disposal of asbestos and NORM may be necessary. NOTWITHSTANDING ANYTHING CONTAINED IN THIS AGREEMENT TO THE CONTRARY, INCLUDING ARTICLE 5 AND ARTICLE 8, IF CLOSING OCCURS:

                  12.4.1 Buyer accepts sole responsibility for and agrees to pay any and all costs and expenses associated with assessment, remediation, removal, transportation and disposal of asbestos and NORM associated with the Properties, and may not claim the fact that assessment, remediation, removal, transportation or disposal of asbestos and NORM are not complete or that additional costs and expenses are required in connection with assessment, remediation, removal, transportation or disposal of asbestos and NORM as an Alleged Adverse Condition or a breach of Seller's representations or warranties under this Agreement or the basis for any other redress against Seller or its Affiliates, and Buyer (on behalf of Buyer Group and their successors and assigns) irrevocably waives any and all Losses and Third Party Claims they may have against Seller Group associated with the same; and

                  12.4.2 BUYER RELEASES SELLER GROUP FROM AND SHALL FULLY PROTECT, DEFEND, INDEMNIFY, AND HOLD SELLER GROUP HARMLESS FROM AND AGAINST ANY AND ALL LOSSES AND THIRD PARTY CLAIMS RELATING TO, ARISING OUT OF, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, THE ASSESSMENT, REMEDIATION, REMOVAL, TRANSPORTATION AND DISPOSAL OF ASBESTOS AND NORM ASSOCIATED WITH THE PROPERTIES, NO MATTER WHETHER ARISING BEFORE, ON OR AFTER THE EFFECTIVE TIME.

         12.5 PLUGGING AND ABANDONMENT. The Properties may contain wells and facilities that have been shut in or temporarily or permanently abandoned. NOTWITHSTANDING ANYTHING CONTAINED IN THIS AGREEMENT TO THE CONTRARY, INCLUDING
ARTICLE 5 AND ARTICLE 8, IF CLOSING OCCURS:

                  12.5.1 Buyer hereby expressly assumes and accepts sole and exclusive responsibility for and agrees to pay all costs and expenses associated with Plugging and Abandonment of all facilities associated with the Properties, and may not claim the fact that Plugging and Abandonment operations are not complete or that additional costs and expenses are required to complete Plugging and Abandonment operations as an Alleged Adverse Condition or a breach of Seller's representations or warranties under this Agreement or the basis for any other redress against Seller or its Affiliates, and Buyer (on behalf of Buyer Group and their successors and assigns) irrevocably waives any and all Losses and Third Party Claims they may have against Seller Group associated with the same; and

                  12.5.2 BUYER RELEASES SELLER GROUP FROM AND SHALL FULLY PROTECT, DEFEND, INDEMNIFY, AND HOLD SELLER GROUP HARMLESS FROM AND AGAINST ANY AND ALL LOSSES AND THIRD PARTY CLAIMS RELATING TO, ARISING OUT OF, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, PLUGGING AND ABANDONMENT OPERATIONS, NO MATTER WHETHER ARISING BEFORE, ON OR AFTER THE EFFECTIVE TIME.

                  12.5.3 To the extent that Buyer or its assignees discharge any Third Party Claim for Plugging and Abandonment of the Properties, and to the maximum extent permitted by Law, Buyer and its successors and assigns waive all rights of legal subrogation to Third Party Claims asserted or held by that Third Party against Seller, arising from or related to the Plugging and Abandonment of the Properties.

         12.6 PROCESS SAFETY MANAGEMENT. Buyer acknowledges that Process Safety Management is an ongoing process. NOTWITHSTANDING ANYTHING CONTAINED IN THIS AGREEMENT TO THE CONTRARY, INCLUDING ARTICLE 5 AND ARTICLE 8, IF CLOSING OCCURS,
(A) BUYER ACCEPTS SOLE RESPONSIBILITY FOR AND AGREES TO PAY ALL COSTS AND EXPENSES ASSOCIATED WITH PROCESS SAFETY MANAGEMENT (INCLUDING IDENTIFICATION, EVALUATION AND REMEDIATION), AND MAY NOT CLAIM THE FACT THAT THE PROCESS SAFETY MANAGEMENT IS NOT COMPLETE OR THAT ADDITIONAL COSTS AND EXPENSES WILL BE REQUIRED TO COMPLY WITH OR COMPLETE PROCESS SAFETY MANAGEMENT AS AN ALLEGED ADVERSE CONDITION OR A BREACH OF SELLER'S REPRESENTATIONS OR WARRANTIES UNDER THIS AGREEMENT OR THE BASIS FOR ANY OTHER REDRESS AGAINST SELLER; AND BUYER (ON BEHALF OF THE BUYER GROUP AND THEIR SUCCESSORS AND ASSIGNS) IRREVOCABLY WAIVES ANY AND ALL LOSSES AND THIRD PARTY CLAIMS THEY MAY HAVE AGAINST SELLER GROUP ASSOCIATED WITH THE SAME; AND (B) BUYER RELEASES SELLER GROUP FROM AND SHALL FULLY PROTECT, DEFEND, INDEMNIFY AND HOLD SELLER GROUP HARMLESS FROM AND AGAINST ANY AND ALL LOSSES AND THIRD PARTY CLAIMS RELATING TO, ARISING OUT OF, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, PROCESS SAFETY MANAGEMENT ASSOCIATED WITH THE PROPERTIES, NO MATTER WHETHER ARISING BEFORE, ON OR AFTER THE EFFECTIVE TIME.

         12.7 IMBALANCES.

                  12.7.1. Buyer acknowledges that Imbalances may exist on one or more of the Properties and that all Imbalances (whether for over-production, over-delivery, under-production or under-delivery) will pass to Buyer at Closing, and Buyer shall thereupon be entitled to all rights and obligations with respect to any and all Imbalances. Notwithstanding anything to the contrary in this Agreement (including
         Article 8), except as provided in Article 12.7.2: (i) no amounts shall be paid to or by either Party to the other as a Purchase Price adjustment, as part of the Final Accounting Settlement or otherwise, based on Imbalances; and (ii) from and after Closing:

                  (a) Buyer accepts sole responsibility for and agrees to pay all costs and expenses (if any) associated with Imbalances, and Buyer (on behalf of Buyer Group and their successors and assigns) irrevocably waives any and all claims it and they may have against Seller Group associated Imbalances; and Seller agrees that Buyer will receive all benefits (if any) associated with Imbalances.

                  (b) BUYER RELEASES SELLER GROUP FROM AND SHALL FULLY PROTECT, DEFEND, INDEMNIFY AND HOLD SELLER GROUP HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS RELATING TO, ARISING OUT OF, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, IMBALANCES, NO MATTER WHETHER ARISING BEFORE OR AFTER THE EFFECTIVE TIME. THIS INDEMNITY AND DEFENSE OBLIGATION WILL APPLY REGARDLESS OF CAUSE OR OF ANY NEGLIGENT ACTS OR OMISSIONS (INCLUDING

         SOLE NEGLIGENCE, CONCURRENT NEGLIGENCE OR STRICT LIABILITY), BREACH OF DUTY (STATUTORY OR OTHERWISE), VIOLATION OF LAW, OR OTHER FAULT OF SELLER GROUP, OR ANY PRE-EXISTING DEFECT.

                  12.7.2. The following adjustment is the sole adjustment that will be made between the Parties with respect to Imbalances:

                  (i) if Seller's Imbalance for an individual Property as of the Effective Time varies from the amount for such Property as set forth in
         Schedule 12.7.2 to the detriment of Buyer (as owner of the Property after Closing) by more than 10,000 mcf, then Seller shall pay Buyer S2.50 per mcf for each mcf over the aforesaid variance as part of the Final Accounting Settlement; or

                  (ii) if Seller's Imbalance for an individual Property as of the Effective Time varies from that amount for such Property as set forth in Schedule 12.7.2 to the benefit of Buyer (as owner of the Property after Closing) by more than 10,000 mcf, then Buyer shall pay Seller S2.50 per mcf for each mcf above the aforesaid variance as part of the Final Accounting Settlement.

EACH PARTY WAIVES ANY REMEDIES FOR UNDER PRODUCTION, UNDER DELIVERY, OVER PRODUCTION OR OVER DELIVERY VARIANCES, EXCEPT AS STATED IN ARTICLE 12.7.2(i) AND
(ii) AND NO ADJUSTMENTS WILL BE MADE WITH RESPECT TO IMBALANCES AFTER AGREEMENT TO, OR DETERMINATION BY THE ACCOUNTING REFEREE OF (AS APPLICABLE), THE FINAL ACCOUNTING SETTLEMENT, EVEN IF SUCH IMBALANCES ARE NOT DISCOVERED UNTIL AFTER SUCH AGREEMENT OR DETERMINATION.

         12.8 SUSPENSE FUNDS. Buyer acknowledges that Suspense Funds may exist as of the Effective Time. Seller shall transfer at Closing any Suspense Funds held by Seller as operator of any Properties and the obligations with respect thereto to Buyer. This transfer shall be accounted for in the Final Accounting Statement. NOTWITHSTANDING ANYTHING CONTAINED IN THIS AGREEMENT TO THE CONTRARY, INCLUDING ARTICLE 6 AND ARTICLE 8, IF CLOSING OCCURS:

                  12.8.1 BUYER ACCEPTS SOLE RESPONSIBILITY FOR AND AGREES TO PAY ALL COSTS AND EXPENSES ASSOCIATED WITH THE SUSPENSE FUNDS, AND BUYER (ON BEHALF OF BUYER GROUP AND THEIR SUCCESSORS AND ASSIGNS) IRREVOCABLY WAIVES ANY AND ALL CLAIMS THEY MAY HAVE AGAINST SELLER GROUP ASSOCIATED WITH THE SAME; AND

                  12.8.2 BUYER RELEASES SELLER GROUP FROM AND SHALL FULLY PROTECT, DEFEND, INDEMNIFY AND HOLD SELLER GROUP HARMLESS FROM AND AGAINST ANY AND ALL LOSSES AND THIRD PARTY CLAIMS RELATING TO, ARISING OUT of, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, THE SUSPENSE FUNDS, NO MATTER WHETHER ARISING BEFORE, ON OR AFTER THE EFFECTIVE TIME.

         12.9 SALES TAX. The Parties agree that this sale is an occasional sale of assets by Seller in which it does not trade in the ordinary course of business. The Parties shall take commercially reasonable actions to assert and establish the occasional sale exemption from Sales Tax associated with the transactions contemplated hereby. If Sales Tax is due and owing as a result of Seller's transfer of the Properties to Buyer, Buyer shall be solely responsible and liable for any and all such Sales Tax. Before the Closing Date, Buyer and

Seller shall agree on the value of the tangible personal property being transferred and Buyer shall provide Seller with documentation detailing the basis for Buyer's allocation of the Purchase Price to any such Properties that are subject to Sales Tax. Buyer shall provide Seller with an exemption certificate for any tangible personal property included in the Properties for which it claims a Sales Tax exemption. Seller shall invoice, and Buyer shall pay, any Sales Tax on Buyer's acquisition of all nonexempt tangible personal property and Seller shall remit the Sales Tax to the applicable governmental entity or authority. If Seller is later required to pay any additional Sales Tax, interest, or penalty thereon, Buyer shall reimburse Seller within thirty
(30) Days after receipt of Seller's written notice of the payment. NOTWITHSTANDING ANYTHING CONTAINED IN THIS AGREEMENT TO THE CONTRARY (INCLUDING
ARTICLE 6 OR ARTICLE 8), BUYER RELEASES SELLER GROUP FROM AND SHALL FULLY PROTECT, DEFEND, INDEMNIFY AND HOLD SELLER GROUP HARMLESS FROM AND AGAINST ANY AND ALL LOSSES AND THIRD PARTY CLAIMS (NO MATTER WHEN ASSERTED) RELATING TO, ARISING OUT OF, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, SALES TAX RESULTING FROM OR ASSOCIATED WITH SELLER'S TRANSFER OF PROPERTIES TO BUYER.

         12.10 TRANSITION AGREEMENT. Buyer and Seller shall execute and deliver the Transition Agreement at Closing.

         12.11 INTERIM PERIOD. During the Interim Period, Seller shall maintain and operate the Properties and dispose of production from the Properties in the ordinary course of business consistent with the Seller's ordinary practices with respect to the Properties.

                  12.11.1 Without the consent of Buyer (which shall not be unreasonably withheld or delayed), during the Interim Period, Seller shall not, with respect to the Properties:

                  (a) except with respect to matters, if any, for which Seller has provided an indemnity to Buyer, waive, compromise or settle any right or claim which reasonably would be expected to have a Material Adverse Effect;

                  (b) incur any obligation in excess of Fifty Thousand Dollars (US $50,000) with respect to the Properties for which Buyer would be responsible after Closing, other than in connection with transactions in the normal, usual and customary manner, of a nature and in an amount consistent with ordinary practices of Seller with respect to the Properties and/or in connection with situations believed in good faith by Seller to constitute an emergency (in which case Seller's obligation is limited to notifying Buyer as soon as reasonably practicable of such emergency and obligations);

                  (c) encumber, sell, lease, or otherwise dispose of any of the Properties (excluding sales of hydrocarbons therefrom), except to the extent replaced by equivalent property or to the extent used, consumed or abandoned in the normal operations of the Properties; or

                  (d) enter into a contract or commitment for any capital expenditure or acquisition or construction of fixed assets in either case for which Buyer would be responsible after Closing in an amount individually in excess of Fifty Thousand Dollars (US $50,000), except in connection with situations believed in good faith by Seller to constitute an emergency (in which case Seller's obligation is limited to notifying Buyer as soon as reasonably practicable of such emergency and obligations).

                  12.11.2 Regardless of whether all of the operations conducted by Seller during the Interim Period with respect to any of the Properties have been fully completed by Seller prior to Closing, upon Closing Buyer shall assume full responsibility for the completion of all such operations applicable to the Properties, subject, however, to the terms of the Transition Agreement during the Transition Period.

                  12.11.3 Buyer acknowledges Seller owns undivided interests in certain of the Properties and that Seller does not operate all of the Properties, and Buyer agrees that the acts or omissions of Third Party working interests owners (including Third Party operators) will not constitute a breach of the provisions of this Article 12.11, nor shall any action required by a vote of working interest owners constitute such a breach so long as Seller has voted its interest in a manner that complies with the provisions of this Article 12.11. Furthermore. Seller shall not be deemed or held to be in breach of any of Seller's representations, warranties, covenants or other agreements contained in this Agreement to the extent that any such breach arises out of or in connection with the actions of Buyer or Buyer's Affiliates as operators or co-owners of any of the Properties prior to the Closing.

         12.12 CONSENTS TO ASSIGN. Prior to the Closing Date, Seller shall use its reasonable efforts to obtain consents necessary to assign the Properties to Buyer at Closing.

         12.13 NOTIFICATION OF BREACHES. Until Closing:

                  12.13.1 Buyer shall notify Seller promptly upon Buyer's knowledge that any of Seller's representations or warranties in this Agreement are untrue in any material respect or will be untrue in any material respect as of the Closing Date or that any covenant or agreement to be performed or observed by Seller prior to or on the Closing Date has not been so performed or observed in any material respect or that any Title Defect or noncompliance with any Environmental Law exists.

                  12.13.2 Seller shall notify Buyer promptly upon Seller's knowledge that any of Buyer's representations or warranties in this Agreement are untrue in any material respect or will be untrue in any material respect as of the Closing Date or that any covenant or agreement to be performed or observed by Buyer prior to or on the Closing Date has not been so performed or observed in a material respect.

                  12.13.3 If any of Buyer's or Seller's representations or warranties are untrue or will become untrue in any material respect between the date of execution of this Agreement and the Closing Date, or if any of Buyer's or Seller's covenants or agreements to be performed or observed prior to or on the Closing Date shall not have been so performed or observed in any material respect, but if such breach of representation, warranty, covenant or agreement shall (if curable) be cured by the Closing, then such breach shall be considered not to have occurred for all purposes of this Agreement.

         12.14 THIRD PARTY-OWNED TECHNOLOGY.

                  12.14.1 Buyer shall be responsible for the purchase of all Third Party-Owned Technology that is needed or is appropriate for Buyer's operation of the Properties as currently operated by Seller.

                  12.14.2 Seller shall use reasonable efforts to obtain for Buyer the rights (by seeking and obtaining relevant vendor consents) to access and use (or permit Seller to access and use on Buyer's behalf) all Third Party-Owned Technology during the Transition Period only, and Buyer shall bear all of Seller's costs in so doing as well as all other costs and fees, if any, to procure such consents and shall reimburse Seller in the Final Accounting Settlement for any such costs or fees incurred by Seller in connection therewith.

                  12.14.3 Buyer acknowledges that Buyer's rights to access and use Third Party-Owned Technology under Third Party consents so procured by Seller will expire at the end of the Transition Period, and Buyer agrees to obtain its own licenses for all Third Party-Owned Technology that Buyer deems necessary or appropriate in connection with the operation of the Properties after the Transition Period.

                  12.14.4 Upon termination of the Transition Period, Buyer shall certify to Seller in writing that all Third Party-Owned Technology for which consents were obtained for it by Seller either has been de-installed or have been licensed by Buyer from the applicable vendor. Seller shall have the right to confirm, at Seller's expense, that post-Transition Period use by Buyer of all Third Party-Owned Technology has either ceased or continues under license(s) Buyer has acquired from the applicable vendors.

         12.15 SHARED SYSTEMS IP LICENSE. The Parties shall sign and deliver the Shared Systems IP License at Closing.

         12.16 FINANCIAL AUDIT FOR SEC FILINGS. In the event required by Buyer, both prior to and after the Closing, Seller shall provide Buyer with access during normal business hours to Seller's financial records for the Properties for the calendar years 2004 and 2005 previously made available to Seller's auditors for purposes of preparing Seller's annual audited and quarterly reviewed financial statements for those years with respect to the Properties and to Seller's corresponding financial records for any portion of 2006 prior to the Closing, including (in each case) records with respect to direct lease operating costs with respect to each of the Properties and the gross revenues from such Properties and such other information relating to the Properties as is needed for Buyer to make any required filings with the Securities and Exchange Commission ("SEC") with respect to the Properties and the transactions contemplated by this Agreement. The cost incurred by Seller and its Affiliates in providing the financial data to Buyer and assisting Buyer therewith shall be borne by Buyer. BUYER RELEASES SELLER GROUP FROM AND SHALL FULLY PROTECT,

DEFEND, INDEMNIFY AND HOLD SELLER GROUP HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS, LOSSES AND LIABILITIES RELATING TO, ARISING OUT OF, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, FURNISHING ANY SUCH RECORDS TO BUYER, ANY ACTIONS, REPRESENTATIONS OR CERTIFICATIONS OF SELLER'S AND ITS AFFILIATES' PERSONNEL OR AUDITORS WITH RESPECT TO THE INFORMATION CONTAINED IN SUCH RECORDS, OR BUYER'S OR BUYER'S AFFILIATE'S USE OF THE INFORMATION CONTAINED IN SUCH FINANCIAL RECORDS.

                                  ARTICLE XIII
                                     HSR ACT

         13.1 HSR FILINGS. If compliance with the HSR Act is required in connection with the transactions contemplated by this Agreement, as promptly as practicable and in any event not more than thirty (30) Days after the date of this Agreement, both Parties shall file with the Federal Trade Commission and the Department of Justice, as applicable, the required notification and report forms and shall as promptly as practicable furnish any supplemental information that may be requested in connection therewith. Each Party shall take all reasonable steps to achieve early termination of applicable waiting periods. Each Party shall bear its own filing and other fees and costs associated with compliance with the HSR Act.

                                   ARTICLE XIV
                                    PERSONNEL

         14.1 EMPLOYEE LIST. Seller has no obligation to provide Buyer an opportunity to interview for employment any individuals who support the Properties, and Buyer has no obligation to hire any such individuals. Seller has no obligation to provide Buyer any information about such individuals, including personnel records.

         14.2 RESTRICTION ON SOLICITATION. Buyer may not (without obtaining the prior written consent of Seller), for a period of twelve (12) months after the Closing Date, solicit employment of or contact (except for such contact as may be necessary in respect to litigation, claims or other business matters unrelated to the solicitation of employment) any of Seller's employees directly or indirectly engaged in operation of the Properties as of the date hereof and as of the Closing Date or engaged in the negotiation or Closing of the transactions contemplated by this Agreement. For purposes of this Article 14.2, a general published solicitation or advertisement for employment (whether in print or on-line) shall not be a breach hereof.

                                   ARTICLE XV
                         CONDITIONS PRECEDENT TO CLOSING

         15.1 CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE. Seller shall, subject to satisfaction or waiver of the conditions to Closing in Article 15.3, consummate the sale of the Properties on the Closing Date, provided the following conditions precedent have been satisfied or have been waived in writing by Seller:

                  15.1.1 all of Buyer's representations and warranties given in this Agreement are true and correct in all material respects with the same force and effect as though such representations and warranties had been made or given on and as of the Closing Date;

                  15.1.2 Buyer shall have complied in all material respects with all of Buyer's material obligations, covenants and conditions in this Agreement to be performed or complied with prior to Closing;

                  15.1.3 Buyer shall have provided Seller evidence satisfactory to Seller that Buyer is as of Closing in full compliance with all governmental requirements for ownership and operation of the Properties, if any (except consents by governmental or tribal entities or authorities customarily obtained subsequent to transfer of title); and

                  15.1.4 Buyer shall have provided Seller with copies of any other necessary or appropriate consents, permits, insurance, approvals, authorizations and similar items required of Buyer to purchase, receive, own and/or operate the Properties as of the Closing and to otherwise transact business in the applicable jurisdiction and in accordance with contracts assigned to Buyer at Closing.

         15.2 CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE. Buyer shall, subject to satisfaction or waiver of the conditions to Closing set forth in
Article 15.3, consummate the purchase of the Properties contemplated by this Agreement on the Closing Date, provided the following conditions precedent have been satisfied or have been waived in writing by Buyer:

                  15.2.1 all of Seller's representations and warranties given in this Agreement are true and correct in all material respects with the same force and effect as though such representations and warranties had been made or given on and as of the Closing Date; and

                  15.2.2 Seller shall have complied in all material respects with all of Seller's material obligations, covenants and conditions in this Agreement to be performed or complied with prior to Closing.

         15.3 CONDITIONS PRECEDENT TO OBLIGATION OF EACH PARTY TO CLOSE. The Parties shall, subject to waiver or satisfaction of the conditions to Closing set forth in Articles 15.1 and 15.2, consummate the sale and purchase of the Properties on the Closing Date, provided the following conditions precedent have been satisfied or have been waived in writing by both Parties:

                  15.3.1 if applicable, consummation of the transactions contemplated by this Agreement is not prevented by (and the required waiting period, if any, has expired under) the HSR Act and the rules and regulations of the Federal Trade Commission and the Department of Justice;

                  15.3.2 no injunction, order or award restraining, enjoining or otherwise prohibiting consummation of or granting material damages associated with the transactions contemplated by this Agreement or sale of any one or more of the Properties has been issued by any court, governmental entity or authority or an arbitrator of competent jurisdiction, and no suits, actions or other proceedings are pending before any such court, governmental entity or arbitrator in which a Third Party seeks to restrain, enjoin or otherwise prohibit consummation of or obtain material damages associated with the transactions contemplated by this Agreement or sale of any one or more of the Properties; nor to either Party's knowledge are there any pending investigations by a governmental entity or authority that would be likely to result in any a suit, action or other proceedings to restrain, enjoin or otherwise prohibit consummation of the transactions contemplated by this Agreement or sale of any one or more of the Properties; provided that if such an injunction, order, award, suit, action or other proceeding applicable to some (but not all) of the Properties is pending on the Closing Date, Closing with respect to the unaffected Properties shall proceed and the Parties shall conduct a second closing for the affected Properties if and when the above-referenced condition to Closing is removed. If the above-referenced condition to Closing is not removed as to the affected Properties within one hundred twenty (120) Days after the Closing Date, the affected Properties (automatically and without need for amendment of this Agreement) shall be removed from this Agreement, and Buyer shall not be obligated to make payment to Seller for that portion of the Purchase Price allocated to such Properties in Exhibit "A" or "A-1", as applicable, and the Parties shall have no further obligations to each other with respect to the same;

                  15.3.3 all material consents and approvals (except for consents and approvals of governmental entities or authorities customarily obtained subsequent to transfer of title) have been obtained; provided, however, if on the Closing Date material consents applicable to some (but not all) of the Properties have not been obtained, Closing with respect to the unaffected Properties shall proceed, and the Parties shall conduct one or more subsequent closings to convey the affected Properties, if and when the above-referenced condition to Closing is removed. If the above-referenced condition to Closing is not removed as to an affected Property within one hundred eighty (180) Days after the Closing Date, that affected Property (automatically and without need for amendment of this Agreement) shall be removed from this Agreement, and Buyer shall not be obligated to make payment to Seller for that portion of the Purchase Price allocated to such Property in Exhibit "A" or "A-1", as applicable, and the Parties shall have no further obligations to each other with respect to the same; and

                  15.3.4 PPRs applicable to the Properties either have been exercised or waived or the time to exercise such PPRs has expired, and Properties exercised upon have been excluded from the Closing in accordance with Article 3.1.

                                   ARTICLE XVI
                                   THE CLOSING

         16.1 CLOSING. No later than three (3) Business Days prior to the Closing Date, Seller shall provide Buyer a statement setting forth the Adjusted Purchase Price ("CLOSING STATEMENT"). Seller also shall provide Buyer wiring instructions designating the account(s) to which Buyer shall deliver the Purchase Price. Closing shall be held on the Closing Date in Seller's office at 200 WestLake Park Boulevard, Houston, Texas 77079 or such other place as Seller may notify Buyer before the Closing Date. Seller shall furnish to Buyer with the Closing Statement a copy of the applicable authorizations for expenditure or other customary documentation as reasonably necessary for Buyer to confirm the amounts of any capital expenditures that are reflected in the cash flows set forth in the Closing Statement.

         16.2 SELLER'S OBLIGATIONS AT CLOSING. At Closing, Seller shall deliver to Buyer, unless waived by Buyer, the following:

                  16.2.1 a document substantially in the form of the Deed, Assignment and Bill of Sale, assigning all of Seller's right, title and interests in the Properties, executed by an Attorney-in-Fact of Seller and acknowledged, in four (4) multiple originals (or such greater number as the Parties agree);

                  16.2.2 four (4) originals of the Certificate executed by an authorized officer or an Attorney-in-Fact of Seller;

                  16.2.3 four (4) originals of the Non-Foreign Certificate executed by an Attorney-in-Fact of Seller;

                  16.2.4 four (4) originals of a Secretary's Certificate or Assistant Secretary's Certificate certifying as to the due authorization of Seller's signatory to the documents signed at Closing;

                  16.2.5 four (4) originals of the Transition Agreement executed by an Attorney-in-Fact of Seller, if applicable;

                  16.2.6 State of Louisiana change of operator forms for the Properties of which Seller is the operator in such number as required by the government plus additional copies as the Parties agree;

                  16.2.7 four (4) originals of the Shared Systems IP License executed by an authorized officer or an Attorney-in-Fact of Seller; and

                  16.2.8 any other instruments and agreements (including ratification or joinder instruments required to transfer Properties from Seller to Buyer and deeds) as are necessary or appropriate to comply with Seller's obligations under this Agreement.

         16.3 BUYER'S OBLIGATIONS AT CLOSING. At Closing, Buyer shall deliver to Seller, unless waived by Seller, the following:

                  16.3.1 the Adjusted Purchase Price, as set forth on the Closing Statement, by wire transfer of immediately available funds to the account(s) designated by Seller in accordance with this Agreement;

                  16.3.2 the documents referred to in Articles 16.2.1, 16.2.5, 16.2.6,16.2.7, and 16.2.8, executed by an authorized officer or an Attorney-in-Fact of Buyer and acknowledged;

                  16.3.3 four (4) originals of the Certificate executed by an authorized officer or an Attorney-in-Fact of Buyer;

                  16.3.4 four (4) originals of (i) certificates of the appropriate governmental authorities, dated as of a date not earlier than two (2) Business Days prior to the Closing Date, evidencing Buyer's existence and good standing in the States of Texas and Louisiana, and (ii) certificates of the Secretary or Assistant Secretary of Buyer, dated on the Closing Date, certifying (A) that a true and correct copy of the resolutions of Buyer's board of directors authorizing this Agreement and the transactions contemplated hereby are attached thereto have been duly adopted and are in full force and effect; (B) that true and correct copies of the articles of incorporation, all amendments thereto and bylaws of Buyer are attached thereto; and (C) as to the incumbency and authorization of Buyer's signatory executing on behalf of Buyer this Agreement and the other documents executed in connection herewith;

                  16.3.5 evidence that Buyer is at Closing in full compliance with all governmental requirements for posting plugging and other applicable bonds and filings related to the Properties or their operation, if any;

                  16.3.6   the sales tax exemption certificate referred to in
         Article 12.9; and

                  16.3.7 any other instruments and agreements (including ratification or joinder instruments required to transfer the Properties from Seller to Buyer and deeds) as necessary or appropriate to comply with Buyer's obligations under this Agreement.

                                  ARTICLE XVII
                                   TERMINATION

         17.1 GROUNDS FOR TERMINATION. This Agreement may be terminated (except for the individual provisions specifically referenced in Article 17.2 below) at any time prior to Closing (unless another date is stated below):

                  17.1.1   by the Parties' mutual written agreement;

                  17.1.2 by either Party, if consummation of the transactions contemplated by this Agreement would violate any non-appealable final order, decree or judgment of any state or federal court or agency enjoining, restraining, prohibiting or awarding substantial damages in connection with (a) Seller's proposed sale of Properties to Buyer, or
         (b) consummation of the transactions contemplated by this Agreement;

                  17.1.3 by Seller, if Buyer refuses or fails for any reason to give Seller the Performance Deposit in accordance with and at the time specified in Article 2.3;

                  17.1.4 by either Party, if such Party becomes aware that any condition precedent to a Party's obligation to Close cannot be satisfied prior to the Closing Date, provided, however, that the terminating Party shall have given the other Party at least five (5)

         Business Days ("CURE PERIOD") to cure the situation and at the end of such cure period, the relevant condition precedent remains unsatisfied prior to the Closing Date;

                  17.1.5 notwithstanding anything contained in this Agreement to the contrary, by Seller, if Closing has not occurred on or before October 31, 2006; or

                  17.1.6   by either Party, pursuant to Section 7.2.2.

         17.2 EFFECT OF TERMINATION. Except as otherwise provided in this
Article 17.2, this Agreement is terminated in accordance with Article 1 7.1, such termination is without liability to either Party, except performance of obligations in this Article 17.2, Articles 5.1.2, 14.2, 17.3, 17.4, 18.1, 19.1,
19.3, 19.7, 19.8, 19.9, 19, 10, 19.12, 19.13,19.14, 19.15, 19.16, 19.17, 19.18,
19.19, 19.21 and 19.22, all of which provisions survive termination of this Agreement.

                  17.2.2 If Closing does not occur, Seller shall refund the Performance Deposit together with Computed Interest to Buyer unless Closing did not occur because of (i) Buyer's breach of this Agreement or (ii) Buyer's failure or refusal to Close that is not permitted by the terms of this Agreement, and in the case of either (i) or (ii) hereinabove Seller is entitled to retain the Performance Deposit together with all interest earned thereon as liquidated damages and not a penalty. The foregoing remedies are the sole remedies for either Party in connection with failure of Closing to occur, except in the case of willful breach of a Party, in which case the other Party has any remedies available to it at law or in equity.

         17.3 DISPUTE OVER RIGHT TO TERMINATE. If there is a dispute over the right of a Party to terminate this Agreement, Closing shall not occur on the Closing Date, and the Party that disputes the right of the other Party to terminate is entitled, within thirty (30) Business Days after the Closing Date, to initiate litigation to resolve the dispute. If the Party that disputes the other Party's right to terminate this Agreement does not initiate litigation within the thirty (30) Business Day period, this Agreement shall be deemed properly terminated as of the original date of termination (without prejudice to Seller's right to retain the Performance Deposit together with any interest earned thereon pursuant to Article 17.2.2), AND THE PARTY THAT DISPUTES OR HAS a RIGHT TO DISPUTE TERMINATION OF THIS AGREEMENT, ON BEHALF OF ITSELF, ITS AFFILIATES, AND THE OFFICERS, DIRECTORS, AGENTS, EMPLOYEES, SUCCESSORS AND ASSIGNS OF ITSELF AND ITS AFFILIATES, IRREVOCABLY WAIVES ANY AND ALL CLAIMS IT AND THEY MAY HAVE AGAINST THE TERMINATING PARTY FOR TERMINATION OF THIS AGREEMENT.

         17.4 CONFIDENTIALITY. Notwithstanding the termination of this Agreement or any other provision of this Agreement to the contrary, the terms of the Confidentiality Agreement remain in full force and effect, provided that if and when Closing occurs and effective on the Closing Date, the Confidentiality Agreement shall terminate to the extent (and only to the extent) it applies to the Properties conveyed to Buyer at Closing and shall remain in full force and effect as to all Excluded Properties and other assets, properties or information of Seller Group not conveyed to Buyer pursuant to this Agreement.

                                  ARTICLE XVIII
                                   ARBITRATION

         18.1 ARBITRATION. Arbitrable Disputes must be resolved through use of binding arbitration using three (3) arbitrators, in accordance with the Commercial Arbitration Rules of the American Arbitration Association (the "AAA") as in effect on the date of this Agreement, as supplemented to the extent necessary to determine any procedural appeal questions by the Federal Arbitration Act (Title 9 of the United States Code). If there is any inconsistency between this Article and the Commercial Arbitration Rules or the Federal Arbitration Act, this Article shall control. Arbitration must be initiated within the applicable time limits set forth in this Agreement and not thereafter or if no time limit is given, within the time period allowed by the applicable statute of limitations. Arbitration, if initiated, must be initiated by a Party ("CLAIMANT") serving written notice on the other Party ("RESPONDENT") that the Claimant elects to refer the Arbitrable Dispute to binding arbitration. Claimant's notice initiating arbitration must identify the arbitrator Claimant has appointed. The Respondent shall respond to Claimant within thirty (30) Days after receipt of Claimant's notice, identifying the arbitrator Respondent has appointed. If the Respondent does not name an arbitrator within the thirty (30) Day period, the Houston office of the AAA will name the arbitrator for Respondent's account. The two (2) arbitrators so chosen shall select a third arbitrator within thirty (30) Days after the second arbitrator has been appointed. If the Party-appointed arbitrators cannot reach agreement upon the third arbitrator within the thirty (30) Day period, the Houston office of the AAA shall appoint an independent arbitrator. The Parties each shall pay one-half of the compensation and expenses of the arbitrators. All arbitrators must (a) be neutral persons who have never been officers, directors, employees, or consultants or had other business or personal relationships with the Parties or any of their Affiliates, officers, directors or employees, and (b) have not less than seven (7) years experience in the U.S. oil and gas industry. The hearing will be conducted in Houston, Texas, and commence within thirty (30) Days after the selection of the third arbitrator. The Parties and the arbitrators should proceed diligently and in good faith so that the award can be made as promptly as possible. Except as provided in the Federal Arbitration Act, the decision of the arbitrators shall be binding on and non-appealable by the Parties. The arbitrators shall have no right or authority to grant or award indirect, consequential, punitive or exemplary damages of any kind.

                                   ARTICLE XIX
                                  MISCELLANEOUS

         19.1 NOTICES. All notices and other communications required or desired to be given hereunder must be in writing and sent (properly addressed as set forth below) by (a) certified or registered U.S. mail, return receipt requested, with all postage and other charges fully prepaid, (b) hand or courier delivery, or (c) facsimile transmission. Date of service by mail and delivery is the date on which such notice is received by the addressee and by facsimile is the date sent (as evidenced by fax machine generated confirmation of transmission) if received during normal business hours on a Business Day; provided, however, if not received during normal business hours on a Business Day, then date of receipt will be on the next date that is a Business Day. Each Party may change its address by notifying the other Party in writing of such address change, and the change will be effective thirty (30) Days after such notification is received by the other Party.

            To Seller:

            BP America Production Company
            501 WestLake Park Boulevard
            Houston, Texas 77079
            Facsimile: 281-388-7583
            Attn: Assistant General Counsel, Legal Group

            To Buyer:

            Swift Energy Operating, LLC
            16825 Northchase Drive, Suite 400
            Houston, Texas 77060
            Facsimile: (281) 874-8033
            Attn:  James P. Mitchell
                   Senior Vice President -- Commercial Transactions & Land

         19.2 COSTS AND POST-CLOSING CONSENTS. Notwithstanding other provisions of this Agreement, Buyer shall be responsible for recording and filing documents associated with assignment of the Properties to it and for all costs and fees associated therewith, including filing the assignments in the appropriate parishes, provided, however, that Seller shall file with the applicable State of Louisiana agency the change of operator forms referred to in Article 16.2.6. As soon as practicable after recording or filing, Buyer shall furnish Seller all recording data and evidence of all required filings made by Buyer. Buyer shall be responsible for obtaining all consents and approvals of governmental entities or authorities customarily obtained subsequent to transfer of title and all costs and fees associated therewith (provided, however, Seller will exercise reasonable efforts to assist Buyer, where applicable, at Buyer's sole cost and expense, in obtaining such consents and approvals). Except as expressly provided otherwise in this Agreement, all fees, costs and expenses incurred by the Parties in negotiating this Agreement and in consummating the transactions contemplated by this Agreement shall be paid in full by the Party that incurred such fees, costs and expenses.

         19.3     BROKERS, AGENTS AND FINDERS.

                  19.3.1. Neither Seller nor any of its Affiliates has retained any brokers, agents or finders in connection with the transactions contemplated hereby for which Buyer or its Affiliates shall have any liability. Seller releases BUYER GROUP FROM AND SHALL FULLY PROTECT, INDEMNIFY AND DEFEND BUYER GROUP AND HOLD THEM HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS RELATING TO, ARISING OUT of, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, COMMISSIONS, FINDERS' FEES OR OTHER REMUNERATION DUE TO ANY AGENT, BROKER OR FINDER CLAIMING BY, THROUGH OR UNDER SELLER OR its AFFILIATES.

                  19.3.2 Neither Buyer nor any of its Affiliates retained any agents, brokers or finders for Buyer associated with the transactions contemplated hereby for which Seller or any of its Affiliates shall have any liability. BUYER RELEASES SELLER GROUP FROM AND SHALL FULLY PROTECT, INDEMNIFY AND DEFEND SELLER GROUP AND HOLD THEM HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS RELATING TO, ARISING OUT of, OR CONNECTED WITH, DIRECTLY OR INDIRECTLY, COMMISSIONS, FINDERS' FEES OR OTHER REMUNERATION DUE TO ANY AGENT, BROKER OR FINDER CLAIMING BY, THROUGH OR UNDER BUYER OR ITS AFFILIATES.

         19.4 RECORDS.

                  19.4.1. At Closing, Seller shall grant Buyer reasonable access to the Records. As soon as reasonably practicable after Closing, and in any even within sixty (60) Days after the end of the Transition Period or if there is no Transition Period, within ninety (90) Days after the Closing Date, (except as provided below), Seller shall furnish Buyer the Records that are maintained by Seller; provided, however, Seller may retain: originals or copies of any or all Records, including originals of (i) any Records associated with litigation or other proceedings pending or threatened by or against Seller Group, (ii) tax records, (iii) Records in connection with the Final Accounting Settlement until payments made thereunder have been agreed and paid in full, (iv) Records required in connection with any Transition Period activities (until the end of the Transition Period), and (v) Records associated with any properties not conveyed to Buyer pursuant to this Agreement.

                  19.4.2. Seller is not obligated to create any Records for Buyer or to provide them in a form or format other than the form or format in which they exist as of the date hereof. Seller shall use all reasonable efforts to provide Records in the priority designated in writing to Seller by Buyer. If Buyer desires copies of Records prior to the time by which Seller is obligated to deliver the Records to Buyer hereunder, Seller will use reasonable efforts to cause the copies requested by Buyer to be made and delivered to Buyer, provided, however, that Seller shall have no obligation to provide Buyer Records prior to Closing and if Seller is willing to provide any such Records, Buyer shall reimburse Seller for all costs of copying and provision of such Records to Buyer

                  19.4.3 Buyer shall maintain the Records received from Seller for seven (7) years after the Closing Date, and afford Seller full access to the Records and a right to copy the Records at Seller's expense as reasonably requested by Seller. If Buyer desires to destroy the Records, it shall notify Seller prior to such destruction, and provide Seller an opportunity to take possession of them at Seller's sole cost. In addition, Buyer shall afford Seller full access to records and data produced after the Closing Date and reasonably requested by Seller in connection with any claim by Buyer for indemnity or breach of Seller's representations, warranties or covenants under this Agreement (excluding, however, attorney work product and attorney-client communications entitled to legal privilege), and a right to copy such records and data at Seller's sole cost.

         19.5 FURTHER ASSURANCES. After Closing and on an on-going basis:

                  19.5.1 Buyer shall execute and deliver or use reasonable efforts to cause to be executed and delivered any other instruments of conveyance and take any other actions as Seller reasonably requests to more effectively put Seller in possession of any property that was not intended to be (i) a Property or (ii) conveyed or was conveyed in error (including reassignment at Seller's cost from Buyer to Seller of any Properties that were conveyed in violation of valid preferential purchase rights or material consents to assignment), or to implement Buyer's assumption of obligations pursuant to Article 12.3; and

                  19.5.2 Seller shall execute and deliver or use reasonable efforts to cause to be executed and delivered any other instruments of conveyance and take any other actions as Buyer reasonably requests to more effectively put Buyer in possession of the Properties conveyed or intended to have been conveyed in accordance with the terms of this Agreement.

         19.6 SURVIVAL OF CERTAIN OBLIGATIONS. The representations and warranties of the Parties in Articles 10 and 11 (except Articles 11.1.4, 11.1.6 and 11.1.8) and the covenants and agreements of the Parties to be fully performed prior to the Closing (including the covenants and agreements in Article 12.11) shall survive the Closing for a period of twelve (12) months. Subject to the foregoing and as set forth in Article 19.6.1, the remainder of this Agreement (including Articles 5.1.2, 8. 11.1.4, 11.1.6, 11.1.8, 12.3, 12.4,
12.5, 12.6, 12.7, 12.8 and 19.3) shall survive the Closing without time limit. Representations, warranties, covenants and agreements shall be of no further force and effect after the date of their expiration, provided that there shall be no termination of any bona fide claim that was asserted in accordance with this Agreement with respect to such a representation, warranty, covenant or agreement prior to its expiration date.

                  19.6.1 The indemnities in Articles 8.2 and 8.4 shall terminate as of the termination dates set forth in Article 8.3 and 8.5 (respectively) or, if no termination date is set forth in those Articles, then as of the termination date of each representation, warranty, covenant or agreement that is subject to indemnification thereunder, except in each case as to matters for which a specific Claim Notice has been delivered to the Indemnifying Party on or before such termination date. Buyer's indemnities in Articles 8.6, 12.4, 12.5, 12.6, 12.8, and 12.9 shall be deemed covenants running with the Properties (provided that Buyer and its successors and assigns shall not be released from any of, and shall remain jointly and severally liable to the Seller Group for the obligations or liabilities of Buyer under such Articles of this Agreement upon any transfer or assignment of any Property).

         19.7 AMENDMENTS AND SEVERABILITY. No amendments, waivers or other modifications of terms of this Agreement shall be effective or binding on the Parties unless they are written and signed by both Parties. Invalidity of any provisions in this Agreement shall not affect the validity of this Agreement as a whole, and in case of such invalidity, this Agreement shall be construed as if the invalid provision had not been included herein.

         19.8 SUCCESSORS AND ASSIGNS. Except as expressly provided otherwise in this Agreement, this Agreement may not be assigned, (in whole or in part), without the express prior written consent of the non-assigning Party, except that Seller may assign its rights and obligations hereunder to any one or more of Seller's Affiliates without Buyer's consent and may freely assign its rights to proceeds hereunder. The non-assigning Party's consent to assign shall not be unreasonably withheld or delayed. The terms, covenants and conditions contained in this Agreement are binding upon and inure to the benefit of the Parties and their permitted successors and assigns. Buyer shall not sell, transfer, convey, assign or otherwise dispose of the Properties without first obtaining financial assurances of performance in favor of Seller from such successor in interest in form and substance reasonably satisfactory to Seller. No assignment of this Agreement by Buyer shall relieve Buyer of any of its obligations hereunder; and any assignment made without Seller's written consent is void ab initio.

         19.9 HEADINGS. Titles and headings in this Agreement have been included solely for ease of reference and shall not be considered in interpretation or construction of this Agreement.

         19.10 GOVERNING LAW. THIS AGREEMENT (INCLUDING ADMINISTRATION OF BINDING ARBITRATION PURSUANT TO ARTICLE 18) IS GOVERNED BY THE LAWS OF THE STATE OF TEXAS, EXCLUDING ANY CHOICE OF LAW RULES THAT WOULD DIRECT APPLICATION OF LAWS OF ANOTHER JURISDICTION. ANY ACTION PERMITTED BY THIS AGREEMENT TO BE COMMENCED IN COURT SHALL BE BROUGHT AND MAINTAINED EXCLUSIVELY IN FEDERAL OR STATE COURT LOCATED IN HARRIS COUNTY, TEXAS, AND EACH PARTY HEREBY WAIVES ANY OBJECTION IT MAY HAVE THERETO.

         19.11 NO PARTNERSHIP CREATED. It is not the purpose or intention of this Agreement to create (and it shall not be construed as creating) a joint venture, partnership or any type of association, and neither Party is authorized to act as an agent or principal for the other Party with respect to any matter related hereto.

         19.12 PUBLIC ANNOUNCEMENTS. Seller (on behalf of Seller Group) and Buyer (on behalf of Buyer Group) agree not to issue any public statement or press release concerning this Agreement or the transactions contemplated by it (including price or other terms) without the prior written consent of the other Party, except for public statements that are required by Law to be made in which case the Party required to make such statement will provide reasonable prior notice to and consultation with -the other Party before issuing such statement.

         19.13 NO THIRD PARTY BENEFICIARIES. Nothing contained in this Agreement entitles anyone other than Seller or Buyer or their permitted successors and assigns to any claim, cause of action, remedy or right of any kind whatsoever, except with respect to waivers and indemnities or other provisions in this Agreement that expressly provide for waivers or indemnification of Buyer Group or Seller Group, in which case members of such groups are considered third party beneficiaries for the sole purposes of those waiver and indemnity provisions.

         19.14 INDEMNITIES APPLICABILITY. NOTWITHSTANDING ANYTHING TO THE CONTRARY CONTAINED IN THIS AGREEMENT, THE RELEASE, DEFENSE, INDEMNIFICATION AND HOLD HARMLESS PROVISIONS PROVIDED FOR IN THIS AGREEMENT SHALL BE APPLICABLE WHETHER OR NOT THE CLAIMS, DEMANDS, SUITS, CAUSES OF ACTION, LOSSES, DAMAGES, LIABILITIES, FINES, PENALTIES AND COSTS (INCLUDING ATTORNEYS' FEES AND COSTS OF LITIGATION) IN QUESTION AROSE SOLELY OR IN PART FROM THE ACTIVE, PASSIVE OR CONCURRENT NEGLIGENCE, STRICT LIABILITY, BREACH OF DUTY (STATUTORY OR OTHERWISE), VIOLATION OF LAW, OR OTHER FAULT OF ANY INDEMNIFIED PARTY, OR FROM

ANY PRE-EXISTING DEFECT, BUT SHALL NOT BE APPLICABLE TO THE EXTENT OF ANY GROSS NEGLIGENCE OR WILLFUL MISCONDUCT ON THE PART OF AN INDEMNIFIED PARTY.

         19.15 WAIVER OF CONSUMER RIGHTS. AS PARTIAL CONSIDERATION FOR THE PARTIES ENTERING INTO THIS AGREEMENT, EACH PARTY CAN AND DOES HEREBY WAIVE THE PROVISIONS OF THE TEXAS DECEPTIVE TRADE PRACTICES CONSUMER PROTECTION ACT,
ARTICLE 17.41 ET SEQ., TEXAS BUSINESS AND COMMERCE CODE, A LAW THAT GIVES CONSUMERS SPECIAL RIGHTS AND PROTECTION, AND ALL OTHER CONSUMER PROTECTION LAWS OF THE STATE OF TEXAS, OR OF ANY OTHER STATE THAT MAY BE APPLICABLE TO THIS TRANSACTION, THAT MAY BE WAIVED BY SUCH PARTY. IT IS NOT THE INTENT OF EITHER PARTY TO WAIVE, AND NEITHER PARTY DOES WAIVE, ANY LAW OR PROVISION THEREOF THAT IS PROHIBITED BY LAW FROM BEING WAIVED. EACH PARTY REPRESENTS THAT IT HAS HAD AN ADEQUATE OPPORTUNITY TO REVIEW THE PRECEDING WAIVER PROVISION, INCLUDING THE OPPORTUNITY TO SUBMIT THE SAME TO LEGAL COUNSEL FOR REVIEW AND ADVICE, AND AFTER CONSULTATION WITH AN ATTORNEY OF ITS OWN SELECTION VOLUNTARILY CONSENTS TO THIS WAIVER AND UNDERSTANDS THE RIGHTS BEING WAIVED HEREIN.

         19.16    REDHIBITION WAIVER. BUYER EXPRESSLY

          (i) WAIVES THE WARRANTY OF FITNESS FOR INTENDED PURPOSES AND GUARANTEE AGAINST HIDDEN OR LATENT REDHIBITORY VICES UNDER LOUISIANA LAW, INCLUDING LOUISIANA CIVIL CODE ARTICLE 2520 (1870) THROUGH 2548 (1870);

          (ii) WAIVES ALL RIGHTS IN REDHIBITION PURSUANT TO LOUISIANA CIVIL CODE
ARTICLE 2420, ET SEQ., INCLUDING THE WARRANTY IMPOSED BY LOUISIANA CIVIL CODE
ARTICLE 2475 (1870);

          (iii) ACKNOWLEDGES THAT THIS EXPRESS WAIVER SHALL BE A MATERIAL AND INTEGRAL PART OF THIS SALE AND THE CONSIDERATION THEREOF; AND (IV) ACKNOWLEDGES THAT THIS WAIVER HAS BEEN BROUGHT TO THE ATTENTION OF BUYER AND EXPLAINED IN DETAIL AND THAT BUYER HAS VOLUNTARILY AND KNOWINGLY CONSENTED GENERALLY AND SPECIFICALLY TO THIS WAIVER OF WARRANTY OF FITNESS AND/OR WARRANTY AGAINST REDHIBITORY VICES AND DEFECTS FOR THE PROPERTIES.

          ALL ASSIGNMENTS TO BE DELIVERED BY SELLER AT CLOSING SHALL EXPRESSLY SET FORTH THE DISCLAIMERS OF REPRESENTATIONS AND WARRANTIES CONTAINED IN THIS
ARTICLE 19.16.

         19.17 UTPCPL WAIVER. TO THE EXTENT APPLICABLE TO THE PROPERTIES OR ANY PORTION THEREOF, BUYER HEREBY WAIVES THE PROVISIONS OF THE LOUISIANA UNFAIR TRADE PRACTICES AND CONSUMER PROTECTION LAW (LA. R.S. 51-1402, ET SEQ.). BUYER WARRANTS AND REPRESENTS THAT BUYER (i) IS EXPERIENCED AND KNOWLEDGEABLE WITH RESPECT TO THE OIL AND GAS INDUSTRY GENERALLY AND WITH TRANSACTIONS OF THIS TYPE SPECIFICALLY, (ii) POSSESSES AMPLE KNOWLEDGE, EXPERIENCE AND EXPERTISE TO EVALUATE INDEPENDENTLY THE MERITS AND RISKS OF THE TRANSACTIONS HEREIN CONTEMPLATED, AND (iii) IS NOT IN A SIGNIFICANTLY DISPARATE BARGAINING POSITION.

         19.18 NOT TO BE CONSTRUED AGAINST DRAFTER. EACH PARTY HAS HAD AN ADEQUATE OPPORTUNITY TO REVIEW EACH AND EVERY PROVISION OF THIS AGREEMENT AND TO SUBMIT THE SAME TO LEGAL COUNSEL FOR REVIEW AND ADVICE. BASED ON THE FOREGOING,

THE RULE OF CONSTRUCTION, IF ANY, THAT A CONTRACT is CONSTRUED AGAINST THE DRAFTER SHALL NOT APPLY TO INTERPRETATION OR CONSTRUCTION OF THIS AGREEMENT.

         19.19 CONSPICUOUSNESS OF PROVISIONS. THE PARTIES AGREE THAT PROVISIONS OF THIS AGREEMENT IN "BOLD" OR ALL CAPITALIZED TYPE SATISFY ANY REQUIREMENT OF THE "EXPRESS NEGLIGENCE RULE" AND OTHER REQUIREMENT AT LAW OR IN EQUITY THAT PROVISIONS BE CONSPICUOUSLY MARKED OR HIGHLIGHTED.

         19.20 POSSIBLE EXCHANGE. Seller reserves the right to structure the transactions contemplated under the terms of this Agreement as a non-simultaneous like-kind exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. If Seller elects to so structure this transaction, the Parties shall execute all documents reasonably necessary for Seller to effectuate the non-simultaneous like-kind exchange.

         19.21 EXECUTION IN COUNTERPARTS. This Agreement may be executed in counterparts, that when taken together constitute one valid and binding agreement.

         19.22 ENTIRE AGREEMENT. This Agreement (including the agreements, once completed and executed, attached hereto as Exhibits) and the Confidentiality Agreement supersede all prior and contemporaneous negotiations, understandings, letters of intent, understandings and agreements (whether oral or written) between the Parties or their Affiliates relating to the terms of purchase and sale of the Properties and constitute the entire understanding and agreement between the Parties with respect to the sale, assignment and conveyance of the Properties and other transactions contemplated by this Agreement.

         The Parties have caused this Agreement to be executed by their duly authorized representatives on the day and year first set forth above.


SELLER                                    BUYER

BP AMERICA PRODUCTION COMPANY             SWIFT ENERGY OPERATING, LLC

By:     /s/ Thalia R. Gelbs               By:     /s/ Bruce H. Vinent
        ---------------------------               ---------------------------
Name:   Thalia R. Gelbs                   Name:   Bruce H. Vincent
Title:  Attorney-in-Fact                  Title:  President

                                                                      Exhibit 12

                              SWIFT ENERGY COMPANY

                       RATIO OF EARNINGS TO FIXED CHARGES


                                                      2002             2003             2004            2005             2006
                                                 -------------    -------------    -------------    -------------    -------------
GROSS G&A                                           26,074,408       29,803,405       37,850,281       51,676,164       72,400,642
NET G&A                                             10,564,849       14,097,066       17,787,125       22,176,362       31,316,644
INTEREST EXPENSE, NET                               23,274,969       27,268,524       27,643,108       24,873,401       23,581,663
RENTAL & LEASE EXPENSE                               1,923,451        2,173,313        2,375,598        2,964,611        2,637,345
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING  PRINCIPLE        18,408,289       50,739,178      101,440,242      178,439,551      262,286,165
CAPITALIZED INTEREST                                 6,973,480        6,835,983        6,489,763        7,199,069        9,210,883


                     CALCULATED DATA
---------------------------------------------

EXPENSED OR NON-CAPITAL G&A (%)                         40.52%           47.30%           46.99%           42.91%           43.25%
NON-CAPITAL RENT EXPENSE                               779,345        1,027,981        1,116,374        1,272,236        1,140,774
1/3 NON-CAPITAL RENT EXPENSE                           259,782          342,660          372,125          424,079          380,258
FIXED CHARGES                                       30,508,231       34,447,167       34,504,996       32,496,549       33,172,804
EARNINGS                                            41,943,040       78,350,362      129,455,475      203,737,031      286,248,086

                                                  1.37             2.27             3.75             6.27              8.63
                                                 =============    =============    =============    =============     ============


                                                                      Exhibit 21


                 Swift Energy Company - Significant Subsidiaries


Swift Energy International, Inc.
Swift Energy New Zealand Limited
Southern Petroleum (NZ) Exploration Limited
Swift Energy Operating, LLC

                                                                    Exhibit 23.1




                    CONSENT OF H.J. GRUY AND ASSOCIATES, INC.




We hereby consent to the use of the name H.J. Gruy and Associates, Inc. and of references to H.J. Gruy and Associates, Inc. and to the inclusion of and references to our report, or information contained therein, dated January 23, 2007, prepared for Swift Energy Company in the Annual Report on Form 10-K of Swift Energy Company for the filing dated on or about February 28, 2006.

                                             H.J. GRUY AND ASSOCIATES, INC.



                                             by: /s/ Robert Rasor
                                                -----------------
                                             Robert Rasor, P.E.
                                             Executive Vice President
                                             Engineering Manager



Houston, Texas
February 28, 2007

                                                                  Exhibit 23.2





            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in the following Registration Statements (Form S-3 Nos. 333-112041 and 333-12831) and related Prospectuses of Swift Company Energy Company and subsidiaries, and on the following Registration Statements on form S-8:

    Form S-8 No.                          Pertaining to:
 -------------------------------------------------------------------------------
 333-134807          Swift Energy Company 2005 Stock Compensation Plan
 333-130548          Swift Energy Company 2005 Stock Compensation Plan
 333-112042          Swift Energy Company 2001 Omnibus Stock Compensation Plan
 333-67242           Swift Energy Company 2001 Omnibus Stock Compensation Plan
                     Swift Energy Company 1990 Stock Compensation Plan
 333-45354           Swift Energy Company 1990 Stock Compensation Plan
                     Swift Energy Company 1990 Nonqualified Stock Option Plan
                     Swift Energy Company Employee Savings Plan
 033-80228           Swift Energy Company Employee Stock Purchase Plan


of our reports dated February 27, 2007, with respect to the consolidated financial statements of Swift Energy Company and subsidiaries, Swift Energy Company management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Swift Energy Company and subsidiaries, included in the Annual Report (Form 10-K) for the year ended December 31, 2006.



                                             /s/  ERNST & YOUNG LLP



Houston, Texas
February 28, 2007

                                                                    Exhibit 31.1
                                  CERTIFICATION

I, Terry E. Swift, certify that:

1. I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2006 of Swift Energy Company;

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


Date: February 28, 2007                                /s/ Terry E. Swift
                                             -----------------------------------
                                                        Terry E. Swift
                                                    Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Alton D. Heckaman, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2006 of Swift Energy Company;

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


Date: February 28, 2007                           /s/ Alton D. Heckaman, Jr.
                                             -----------------------------------
                                                   Alton D. Heckaman, Jr.
                                               Executive Vice President and
                                                 Chief Financial Officer

                                                                      Exhibit 32



      Certification of Chief Executive Officer and Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the accompanying Annual Report on Form 10-K for the period ended December 31, 2006 (the "Report") of Swift Energy Company ("Swift") as filed with the Securities and Exchange Commission on February 28, 2007, the undersigned, in his capacity as an officer of Swift, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Swift.


Dated:  February 28, 2007
                                                  /s/ Alton D. Heckaman, Jr.
                                             -----------------------------------
                                                    Alton D. Heckaman, Jr.
                                                  Executive Vice President &
                                                    Chief Financial Officer




Dated:  February 28, 2007
                                                     /s/ Terry E. Swift
                                             -----------------------------------
                                                       Terry E. Swift
                                                    Chairman of the Board &
                                                    Chief Executive Officer

                                                                    Exhibit 99.1



H.J. GRUY AND ASSOCIATES, INC.
--------------------------------------------------------------------------------
333 Clay Street, Suite 3850, Houston, Texas 77002 o TEL. (713) 739-1000
                              o FAX (713) 739-6112



                                January 23, 2007




Swift Energy Company
16825 Northchase Drive, Suite 400
Houston, Texas 77060

                                                       Re:    Year-End 2006 R
                                                              Reserves Audit

Gentlemen:

At your request, we have independently audited the estimates of oil, natural gas, and natural gas liquid reserves and future net cash flows as of December 31, 2006, that Swift Energy Company (Swift) attributes to net interests owned by Swift. Based on our audit, we consider the Swift estimates of net reserves and net cash flows to be in reasonable agreement, in the aggregate, with those estimates that would result if we performed a completely independent evaluation effective December 31, 2006.

The Swift estimated net reserves, future net cash flow, and discounted future net cash flow are summarized below:

                           Domestic and International
                                 Proved Reserves
--------------------------------------------------------------------------------

                                               Estimated                                   Estimated
                                             Net Reserves                            Future Net Cash Flow
                                 -----------------------------------------------------------------------------------
                                   Oil, NGL, &                                                       Discounted
                                   Condensate              Gas                  Not                    at 10%
                                   (Barrels)              (Mcf)              Discounted               Per Year
                                 -------------        -------------     --------------------    --------------------
Proved Developed                   34,956,469          151,276,834      $      1,972,358,040    $      1,381,206,352

Proved Undeveloped                 47,162,615          172,854,583      $      2,193,155,963    $      1,326,549,183

Total Proved                       82,119,084          324,131,417      $      4,165,514,003    $      2,707,755,535

                                    Domestic
                                 Proved Reserves
--------------------------------------------------------------------------------

                                              Estimated                                   Estimated
                                            Net Reserves                            Future Net Cash Flow
                                  ----------------------------------------------------------------------------------
                                   Oil, NGL, &                                                         Discounted
                                   Condensate               Gas                  Not                    at 10%
                                   (Barrels)               (Mcf)              Discounted                Per Year
                                 -------------        -------------     --------------------    --------------------
Proved Developed                   33,345,567          133,815,108      $      1,875,382,590    $      1,306,385,013

Proved Undeveloped                 40,118,964          135,845,683      $      1,873,638,977    $      1,137,113,084

Total Proved                       73,464,531          269,660,791      $      3,749,021,567    $      2,443,498,097


                                   New Zealand
                                 Proved Reserves
--------------------------------------------------------------------------------
                                              Estimated                                   Estimated
                                            Net Reserves                            Future Net Cash Flow
                                  ----------------------------------------------------------------------------------

                                   Oil, NGL, &                                                         Discounted
                                   Condensate               Gas                  Not                    at 10%
                                   (Barrels)               (Mcf)              Discounted               Per Year
                                  ------------        -------------     --------------------    --------------------
Proved Developed                    1,610,902           17,461,726      $         96,975,450    $         74,821,339

Proved Undeveloped                  7,043,650           37,008,900      $        319,516,986    $        189,436,099

New Zealand Total                   8,654,552           54,470,626      $        416,492,436    $        264,257,438


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

Swift represents that the future net cash flows discussed herein were computed using prices received for oil, natural gas, and natural gas liquids as of December 31, 2006. Domestic oil and condensate prices are based on a year-end 2006 reference price of $61.05 per barrel. Natural gas price is based on a year-end 2006 reference price of $6.299 per MMBtu. New Zealand oil and condensate prices are based on a year-end 2006 reference price of $65.57 per barrel. The New Zealand gas prices are based on existing contract prices. The sales price for natural gas liquids is based on a reference price of $1.45 per gallon adjusted as necessary for existing local market contracts. A differential is applied to the oil, condensate, natural gas, and natural gas liquids reference prices to adjust for transportation, geographic property location, and quality or energy content. Product prices, direct operating costs, and future capital expenditures are not escalated and therefore remain constant for the projected life of each property. Swift represents that the provided product sales prices and operating costs are in accordance with Securities and Exchange Commission guidelines.

This audit has been conducted according to the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information approved by the Board of Directors of the Society of Petroleum Engineers, Inc. Our audit included examination, on a test basis, of the evidence supporting the reserves discussed herein. In conducting our audit, we investigated each property to the level of detail that we deem reasonably appropriate to form the judgements expressed herein. We recognize the methods and procedures employed by Swift to accumulate and evaluate the necessary information and to document and reconcile reserves, annual production, and ownership interests are effective and are in accordance with generally accepted practices.

Based on our investigations, it is our judgement that Swift used appropriate engineering, geologic, and evaluation principles and methods that are consistent with practices generally accepted in the petroleum industry. Reserve estimates are based on extrapolation of established performance trends, material balance calculations, volumetric calculations, analogy with the performance of comparable wells, or a combination of these methods. Reserve estimates from volumetric calculations or from analogies may be less certain than reserve estimates based on well performance obtained over a period during which a substantial portion of the reserve was produced.

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

In conducting this audit, we relied on data supplied by Swift. The extent and character of ownership, oil and natural gas sales prices, operating costs, future capital expenditures, historical production, accounting, geological, and engineering data were accepted as represented, and we have assumed the authenticity of all documents submitted. No independent well tests, property inspections, or audits of operating expenses were conducted by our staff in conjunction with this work. We did not verify or determine the extent, character, status, or liability, if any, of production imbalances, hedging activities, or any current or possible future detrimental environmental site conditions.

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

                                          Yours very truly,

                                          H.J. GRUY AND ASSOCIATES,INC.
                                          Texas Registration Number F-000637



                                          by: /s/ Marilyn Wilson
                                             --------------------
                                          Marilyn Wilson, P.E.
                                          President and Chief Operating Officer


Attachment

MW:pab

                                  ATTACHMENT I

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

(1) Contained in Securities and Exchange  Commission  Regulation  S-X, Rule 4-10
(a)