Form 10-Q/A
period 2007-09-30
SWIFT ENERGY CO
filed 2008-02-19
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is filed by Swift Energy Company (Swift Energy or the “Company”) to amend the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2007 (the “Original Filing”).  The Sarbanes Oxley Section 302 certifications of our Chief Executive Officer and Chief Financial Officer in the Original Filing were inadvertently dated August 1, 2007 on the EDGAR version; however, the manual signatures were obtained on and correctly dated November 1, 2007. The sole purpose of this amendment is to update the certifications of our Chief Executive Officer and Chief Financial Officer. As a result, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this Form 10-Q/A. This amendment is not intended to update any other information presented in the Original Filing.

SWIFT ENERGY COMPANY

FORM 10-Q/A

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

SWIFT ENERGY COMPANY (Registrant)

Date: February 19, 2008	By:	/s/ Alton D. Heckaman, Jr.
Alton D. Heckaman, Jr. Executive Vice President and Chief Financial Officer

Date: February 19, 2008	By:	/s/ David W. Wesson
David W. Wesson Controller and Principal Accounting Officer