Form 10-Q
period 2009-09-30
SWIFT ENERGY CO
filed 2009-11-03
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
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
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	37,441,820 Shares (Outstanding at October 31, 2009)

SWIFT ENERGY COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets	3
	- September 30, 2009 and December 31, 2008

	Condensed Consolidated Statements of Operations	4
	- For the Three month and Nine month periods ended September 30, 2009 and 2008

	Condensed Consolidated Statements of Stockholders’ Equity	5
	- For the Nine month period ended September 30, 2009 and year ended December 31, 2008

	Condensed Consolidated Statements of Cash Flows	6
	- For the Nine month periods ended September 30, 2009 and 2008

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	43
Item 6.	Exhibits	43
SIGNATURES		44
Exhibit Index		45
Certificate of Formation of Swift Energy Company filed October 30, 2009
Second Amended and Restated Bylaws of Swift Energy Company effective October 30, 2009
Certification of CEO Pursuant to rule 13a-14(a)
Certification of CFO Pursuant to rule 13a-14(a)
Certification of CEO & CFO Pursuant to Section 1350

Condensed Consolidated Balance Sheets
Swift Energy Company and Subsidiaries
(in thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$154	$283
Accounts receivable-
Oil and gas sales	37,135	37,364
Joint interest owners	1,590	4,235
Other Receivables	11,678	20,065
Other current assets	18,035	15,575
Current assets held for sale	564	564
Total Current Assets	69,156	78,086

Property and Equipment:
Oil and gas, using full-cost accounting
Proved properties	3,377,796	3,270,159
Unproved properties	78,599	91,252
	3,456,395	3,361,411
Furniture, fixtures, and other equipment	37,830	37,669
	3,494,225	3,399,080
Less – Accumulated depreciation, depletion, and amortization	(2,173,549)	(1,967,633)
	1,320,676	1,431,447
Other Assets:
Debt issuance costs	5,201	6,107
Restricted assets	1,412	1,648
	6,613	7,755
	$1,396,445	$1,517,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$54,966	$66,802
Accrued capital costs	22,087	74,315
Accrued interest	8,594	7,207
Undistributed oil and gas revenues	5,018	5,175
Total Current Liabilities	90,665	153,499
Long-Term Debt	480,800	580,700
Deferred Income Taxes	114,075	130,899
Asset Retirement Obligation	47,469	48,785
Other Long-Term Liabilities	2,050	2,528

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	---	---
Common stock, $.01 par value, 85,000,000 shares authorized, 37,867,359 and 31,336,472 shares issued, and 37,438,482 and 30,868,588 shares outstanding, respectively	379	313
Additional paid-in capital	548,395	435,307
Treasury stock held, at cost, 428,877 and 467,884 shares, respectively	(9,183)	(10,431)
Retained earnings	121,818	175,688
Accumulated other comprehensive loss, net of income tax	(23)	---
	661,386	600,877
	$1,396,445	$1,517,288

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)
Swift Energy Company and Subsidiaries
(in thousands, except share amounts)

	Three Months Ended		Nine months Ended
	09/30/09	09/30/08	09/30/09	09/30/08
Revenues:
Oil and gas sales	$97,952	$214,113	$257,153	$677,270
Price-risk management and other, net	(1,689)	(346)	(1,610)	(1,862)

	96,263	213,767	255,543	675,408

Costs and Expenses:
General and administrative, net	8,830	10,113	24,830	30,323
Depreciation, depletion, and amortization	41,011	52,217	125,310	161,991
Accretion of asset retirement obligation	732	511	2,151	1,432
Lease operating cost	18,513	24,966	57,139	79,975
Severance and other taxes	11,697	20,146	30,291	69,138
Interest expense, net	7,336	6,935	22,616	23,856
Write-down of oil and gas properties	---	---	79,312	---

	88,119	114,888	341,649	366,715

Income (Loss) from Continuing Operations Before Income Taxes	8,144	98,879	(86,106)	308,693

Provision (Benefit) for Income Taxes	586	36,608	(32,451)	113,342

Income (Loss) from Continuing Operations	7,558	62,271	(53,655)	195,351

Loss from Discontinued Operations, net of taxes	(32)	(348)	(215)	(3,148)

Net Income (Loss)	$7,526	$61,923	$(53,870)	$192,203

Per Share Amounts-

Basic: Income (Loss) from Continuing Operations	$0.21	$1.98	$(1.66)	$6.25
Loss from Discontinued Operations, net of taxes	(0.00)	(0.01)	(0.01)	(0.10)
Net Income (Loss)	$0.21	$1.97	$(1.67)	$6.15

Diluted: Income (Loss) from Continuing Operations	$0.21	$1.96	$(1.66)	$6.18
Loss from Discontinued Operations, net of taxes	(0.00)	(0.01)	(0.01)	(0.10)
Net Income (Loss)	$0.21	$1.95	$(1.67)	$6.08

Weighted Average Shares Outstanding	34,723	30,830	32,310	30,595

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Swift Energy Company and Subsidiaries
(in thousands, except share amounts)

	Common Stock (1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss		Total
Balance, December 31, 2007	$306	$407,464	$(7,480)	$436,178		$(414)	$836,054

Stock issued for benefit plans (39,152 shares)	-	1,018	671	-		-	1,689
Stock options exercised (420,721 shares)	4	8,295	-	-		-	8,299
Purchase of treasury shares (70,622 shares)	-	-	(3,622)	-		-	(3,622)
Tax benefits from stock compensation	-	1,422	-	-		-	1,422
Employee stock purchase plan (25,645 shares)	-	944	-	-		-	944
Issuance of restricted stock (275,096 shares)	3	(3)	-	-		-	-
Amortization of stock compensation	-	16,167	-	-		-	16,167
Comprehensive income:
Net loss	-	-	-	(260,490)		-	(260,490)
Other comprehensive income	-	-	-	-		414	414
Total comprehensive loss							(260,076)
Balance, December 31, 2008	$313	$435,307	$(10,431)	$175,688	$	---	$600,877

Stock issued for benefit plans (94,023 shares) (2)	-	(716)	2,094	-		-	1,378
Stock options exercised (12,556 shares) (2)	-	158	-	-		-	158
Public Stock offering (6,210,000 shares) (2)	62	108,778	-	-		-	108,840
Purchase of treasury shares (55,016 shares) (2)	-	-	(846)	-		-	(846)
Tax benefits from stock compensation (2)	-	(4,303)	-	-		-	(4,303)
Employee stock purchase plan (50,690 shares) (2)	1	724	-	-		-	725
Issuance of restricted stock (257,641 shares) (2)	3	(3)	-	-		-	-
Amortization of stock compensation (2)	-	8,450	-	-		-	8,450
Comprehensive income:
Net loss (2)	-	-	-	(53,870)		-	(53,870)
Other comprehensive loss (2)	-	-	-	-		(23)	(23)
Total comprehensive loss (2)							(53,893)
Balance, September 30, 2009 (2)	$379	$548,395	$(9,183)	$121,818		$(23)	$661,386

(1) $.01 par value.
(2) Unaudited.

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Swift Energy Company and Subsidiaries

(in thousands)	Nine months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(53,870)	$192,203
Plus loss from discontinued operations, net of taxes	215	3,148
Adjustments to reconcile net income to net cash provided by operation activities -
Depreciation, depletion, and amortization	125,310	161,991
Write-down of oil and gas properties	79,312	---
Accretion of asset retirement obligation	2,151	1,432
Deferred income taxes	(21,927)	104,837
Stock-based compensation expense	6,854	8,613
Other	8,282	2,381
Change in assets and liabilities-
Decrease in accounts receivable	2,874	25,217
Decrease in accounts payable and accrued liabilities	(4,119)	(1,614)
Decrease in income taxes payable	(293)	(79)
Increase in accrued interest	1,387	1,196
Cash Provided by operating activities – continuing operations	146,176	499,325
Cash Provided by (Used in) operating activities – discontinued operations	(366)	5,815
Net Cash Provided by Operating Activities	145,810	505,140

Cash Flows from Investing Activities:
Additions to property and equipment	(164,504)	(473,286)
Proceeds from the sale of property and equipment	4,589	124
Acquisitions of oil and gas properties	---	(46,472)
Cash used in investing activities – continuing operations	(159,915)	(519,634)
Cash provided by investing activities – discontinued operations	5,000	80,731
Net Cash Used in Investing Activities	(154,915)	(438,903)

Cash Flows from Financing Activities:
Net payments of bank borrowings	(99,900)	(70,400)
Net proceeds from issuances of common stock	109,722	9,186
Excess tax benefits from stock-based awards	---	1,502
Purchase of treasury shares	(846)	(3,347)
Cash Provided by (Used in) financing activities – continuing operations	8,976	(63,059)
Cash Provided by financing activities – discontinued operations	---	---
Net Cash Provided by (Used in) financing activities	8,976	(63,059)

Net Increase (Decrease) in Cash and Cash Equivalents	$(129)	$3,178

Cash and Cash Equivalents at Beginning of Period	283	5,623

Cash and Cash Equivalents at End of Period	$154	$8,801

Supplemental Disclosures of Cash Flows Information:
Cash paid during period for interest, net of amounts capitalized	$20,190	$21,810
Cash paid during period for income taxes	$232	$8,505

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

Subsequent Events. We have evaluated subsequent events through the time of filing on November 3, 2009 of our condensed consolidated financial statements. In November 2009, we entered into a joint venture agreement with an independent oil and gas producer to jointly develop and operate an approximate 26,000 acre portion of our Eagle Ford Shale acreage in McMullen County, Texas. Swift Energy retains a 50% interest in the joint venture that calls for joint development of this area located in our AWP field and covers leasehold interests beneath the Olmos formation (including the Eagle Ford Shale formation) extending to the base of the Pearsall formation. We received approximately $26 million in cash related to this transaction and approximately $13 million of carried interests.  There were no other material subsequent events requiring additional disclosure in or amendments to these financial statements as of November 3, 2009.

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the nine months ended September 30, 2009 and 2008, such internal costs capitalized totaled $18.1 million and $22.8 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties. For the nine months ended September 30, 2009 and 2008, capitalized interest on unproved properties totaled $4.6 million and $6.0 million, respectively. Interest not capitalized and general and administrative costs related to production and general corporate overhead are expensed as incurred.

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

Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and natural gas properties (including natural gas processing facilities, capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the recognized asset retirement obligation liability) is limited to the sum of the estimated future net revenues from proved properties (excluding cash outflows from recognized asset retirement obligations, including future development and abandonment costs of wells to be drilled, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties) adjusted for related income tax effects (“Ceiling Test”). Our hedges at September 30, 2009 consisted of collars with floor and call strike price ranges outside the period-end price that did not materially affect this calculation. This calculation is done on a country-by-country basis.

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

Revenue Recognition.  Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Swift Energy uses the entitlement method of accounting in which we recognize our ownership interest in production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets. Natural gas balancing receivables are reported in “Other current assets” on the accompanying balance sheet when our ownership share of production exceeds sales. As of September 30, 2009, we did not have any material natural gas imbalances.

Reclassification of Prior Period Balances. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, hedging assets, accounts payable, bank borrowings, and senior notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid or short-term nature of these instruments. The fair value of our hedging assets is detailed in Note 8.  The fair values of the bank borrowings approximate the carrying amounts as of September 30, 2009 and December 31, 2008, and were determined based upon variable interest rates currently available to us for borrowings with similar terms. Based upon quoted market prices as of September 30, 2009 and December 31, 2008, the fair value of our senior notes due 2017, were $218.1 million, or 87.3% of face value, and $175.0 million, or 70.0% of face value, respectively. Based upon quoted market prices as of September 30, 2009 and December 31, 2008, the fair values of our senior notes due 2011 were $149.8 million, or 99.9% of face value, and $132.8 million, or 88.5% of face value, respectively. The carrying value of our senior notes due 2017 was $250.0 million at September 30, 2009 and December 31, 2008. The carrying value of our senior notes due 2011 was $150.0 million at September 30, 2009 and December 31, 2008.

Accounts Receivable. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At September 30, 2009 and December 31, 2008, we had an allowance for doubtful accounts of approximately $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable” balances on the accompanying condensed consolidated balance sheets.

Insurance Claims. In 2008, we filed insurance claims related to 2008 Hurricanes Gustav and Ike. In April 2009, we settled our marine insurance claim relating to Hurricane Gustav for a net amount after deductible of $6.8 million, and in September 2009 settled our onshore claim relating to Hurricane Ike for a net amount after deductible of $0.8 million.  Both of these reimbursements related to both capital costs and lease operating expense, and we have no additional hurricane related claims outstanding.

We have several open insurance claims filed in the ordinary course of business, none of which are material at the present time.

Price-Risk Management Activities. The Company follows FASB ASC 815-10 (formerly SFAS No. 133), which requires that changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The guidance also establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded in the balance sheet as either an asset or a liability measured at its fair value. Hedge accounting for a qualifying hedge allows the gains and losses on derivatives to offset related results on the hedged item in the statement of operations and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Changes in the fair value of derivatives that do not meet the criteria for hedge accounting, and the ineffective portion of the hedge, are recognized currently in income.

We have a price-risk management policy to use derivative instruments to protect against declines in oil and natural gas prices, mainly through the purchase of price floors and collars. During the third quarter of 2009 and 2008, we recognized net losses of $1.3 million and $0.8 million, respectively, relating to our derivative activities. During the first nine months of 2009 and 2008, we recognized net losses of $1.3 million and $2.7 million, respectively, relating to our derivative activities. This activity is recorded in “Price-risk management and other, net” on the accompanying condensed consolidated statements of operations. Had these losses been recognized in the oil and gas sales account they would not materially change our per unit sales prices received.  At September 30, 2009, the Company had recorded less than $0.1 million, net of taxes of less than $0.1 million, of derivative losses in “Accumulated other comprehensive loss, net of income tax” on the accompanying condensed consolidated balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The ineffectiveness reported in “Price-risk management and other, net” for the first nine months of 2009 and 2008 was not material. All amounts currently held in “Accumulated other comprehensive loss, net of income tax” will be realized within the next six months when the forecasted sale of hedged production occurs.

At September 30, 2009, we had natural gas price collars in effect for the contract months of January through March 2010 that covered a portion of our natural gas production for January to March 2010.  The natural gas price collars contain a floor that covers notional volumes of 200,000 MMBtu per month and a call that covers 100,000 MMBtu per month, for the same period.  The weighted average floor price is $4.50 and the weighted average call price is $6.80 per MMBtu.

When we entered into these transactions discussed above, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of oil and natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and documented and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Accumulated other comprehensive loss, net of income tax.”  When the hedged transactions are recorded upon the actual sale of the oil and natural gas, these gains or losses are reclassified from“Accumulated other comprehensive loss, net of income tax” and recorded in “Price-risk management and other, net” on the accompanying condensed consolidated statements of operations. The fair value of our derivatives are computed using the Black-Scholes-Merton option pricing model and are periodically verified against quotes from brokers. The fair value of these instruments at September 30, 2009, was a liability of less than $0.1 million and was recognized on the accompanying condensed consolidated balance sheet in “Accounts payable and accrued liabilities.”

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate including our wells in which we own up to a 100% working interest.  Supervision fees, to the extent they do not exceed actual costs incurred, are recorded as a reduction to “General and administrative, net.”  Our supervision fees are based on COPAS determined rates. The amount of supervision fees charged in the first nine months of 2009 and 2008 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operate was $8.4 million and $11.5 million in the first nine months of 2009 and 2008, respectively.

Inventories. We value inventories at the lower of cost or market value. Inventory is accounted for using the weighted average cost method. Inventories consisting of materials, supplies, and tubulars are included in “Other current assets” on the accompanying condensed consolidated balance sheets totaling $14.2 million at September 30, 2009 and $13.7 million at December 31, 2008.  In the third quarter of 2009 we wrote down our inventory balance by approximately $0.5 million due to expected lower net realizable values for certain tubulars.  This write-down was recorded in “Price-risk management and other, net” on the accompanying consolidated statement of operations.

Income Taxes. Under guidance contained in FASB ASC 740-10 (formerly SFAS No. 109), deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

We follow the recognition and disclosure provisions under guidance contained in FASB ASC 740-10-25 (formerly FASB Interpretation No. 48), Under this guidance, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of adopting this guidance on January 1, 2007, we reported a $1.0 million decrease to our January 1, 2007 retained earnings balance and a corresponding increase to other long-term liabilities. In the third quarter of 2009 we recognized a tax benefit and reduced other long-term liabilities by $0.3 million to reverse an accrual for penalty and interest that was originally recorded in the fourth quarter of 2008. Our current balance of unrecognized tax benefits is $1.0 million.  If recognized, these tax benefits would fully impact our effective tax rate. This benefit is likely to be recognized within the next 12 months due to expiration of the audit statutory period.

Our policy is to record interest and penalties relating to income taxes in income tax expense.  As of September 30, 2009, we did not have any amount accrued for interest and penalties on uncertain tax positions.

Our U.S. Federal income tax returns for 2002, 2003 and 2006 forward, our Louisiana income tax returns from 1998 forward, our New Zealand income tax returns after 2002, and our Texas franchise tax returns after 2006 remain subject to examination by the taxing authorities.  There are no material unresolved items related to periods previously audited by these taxing authorities.  No other state returns are significant to our financial position.

Accounts Payable and Accrued Liabilities. Included in “Accounts payable and accrued liabilities,” on the accompanying condensed consolidated balance sheets, at September 30, 2009 and December 31, 2008 are liabilities of approximately $3.3 million and $23.5 million, respectively, which represent the amounts by which checks issued, but not presented by vendors to the Company’s banks for collection, exceeded balances in the applicable disbursement bank accounts.

Accumulated Other Comprehensive Loss, Net of Income Tax. We follow the guidance contained in FASB ASC 220-10 (formerly SFAS No. 130), which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. At September 30, 2009, we recorded $0.1 million, net of taxes of less than $0.1 million, of derivative losses in “Accumulated other comprehensive loss, net of income tax” on the accompanying balance sheet. The components of accumulated other comprehensive loss and related tax effects for 2009 were as follows (in thousands):

	Gross Value	Tax Effect	Net of Tax Value

Other comprehensive loss at December 31, 2008	$---	$---	$---
Change in fair value of cash flow hedges	(994)	367	(627)
Effect of cash flow hedges settled during the period	958	(354)	604
Other comprehensive loss at September 30, 2009	($36)	$13	($23)

Total comprehensive income was $7.7 million and $68.6 million for the third quarters of 2009 and 2008, respectively. Total comprehensive income (loss) was ($53.9) million and $197.3 million for the nine months of 2009 and 2008, respectively.

Asset Retirement Obligation. We record these obligations in accordance with the guidance contained in FASB ASC 410-20 (formerly SFAS No. 143), this guidance requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. The liability is discounted from the expected date of abandonment. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated on a unit-of-production basis over the estimated oil and natural gas reserves of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement which is included in the full cost balance. This guidance requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. Based on our experience and analysis of the oil and gas services industry, we have not factored a market risk premium into our asset retirement obligation.

The following provides a roll-forward of our asset retirement obligation:

(in thousands)	2009	2008

Asset Retirement Obligation recorded as of January 1	$48,785	$34,459
Accretion expense for the nine months ended September 30	2,151	1,432
Liabilities incurred for new wells and facilities construction	3,302	1,349
Liabilities incurred for acquisitions	---	162
Reductions due to sold, or plugged and abandoned, wells and facilities	(1,255)	(107)
Revisions in estimated cash flows	336	824
Asset Retirement Obligation as of September 30	$53,319	$38,119

At September 30, 2009 and December 31, 2008, approximately $5.8 million and $0, respectively, of our asset retirement obligation is classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets.

Public Stock Offering.  In August 2009, we issued 6.21 million shares of our common stock in an underwritten public offering at a price of $18.50 per share.  The gross proceeds from these sales were approximately $114.9 million, before deducting underwriting commissions and issuance costs totaling $6.1 million.

New Accounting Pronouncements.  On January 1, 2009 we adopted the guidance contained in FASB ASC 820-10 (formerly SFAS No. 157), for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of this guidance did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued guidance contained in FASB ASC 815-10 (formerly SFAS No. 161). This guidance changes the disclosure requirements for derivative instruments and hedging activities. This guidance requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815-10 and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Since thisguidance only impacts disclosure requirements, the adoption of this guidance did not have an impact on our financial position or results of operations.

In June 2008, the FASB issued guidance contained in FASB ASC 260-10 (formerly FASB Staff Position No. EITF 03-6-1). Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. This guidance was adopted on January 1, 2009.  The adoption of this guidance did not have a material impact on our financial position, results of operations, or earnings per share.

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

This release is effective for financial statements issued on or after January 1, 2010.  In September 2009, the FASB issued an exposure draft of a proposed accounting standard update of topic 932 (“Extractive Industries – Oil and Gas) that would align the oil and gas reserve estimation and disclosure requirements of Topic 932 with the requirements of SEC release 33-8995.  These proposed amendments to Topic 932 would be effective for annual reporting periods ending on or after December 31, 2009. We are evaluating the impact of these releases on our financial position and results of operations.

In May 2009, the FASB issued guidance contained in FASB ASC 855-10 (formerly SFAS No. 165). The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the guidance for the period ending June 30, 2009; however the adoption of this guidance did not have an impact on our financial position or results of operations.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for our current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

(3)       Share-Based Compensation

We have various types of share-based compensation plans.  Refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for additional information related to these share-based compensation plans.

We follow guidance contained in FASB ASC 718 (formerly SFAS No. 123R) to account for share based compensation.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  We receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. In accordance with guidance contained in FASB ASC 718, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  For the nine months ended September 30, 2009, we recognized a tax benefit shortfall of $2.3 million as restricted stock vested at a lower value than the value used to record compensation expense at the date of grant, offset by a reduction to additional paid-in capital. For the nine months ended September 30, 2008, these benefits were $4.3 million, of which $2.8 million were not recognized in the financial statements as these benefits had not been realized through the estimated alternative minimum tax calculation.

Net cash proceeds from the exercise of stock options were $0.2 million and $8.2 million for the nine months ended September 30, 2009 and 2008. The actual income tax benefit from stock option exercises was less than $0.1 million and $3.9 million for the same periods.

Stock compensation expense for both stock options and restricted stock issued to both employees and non-employees, which were recorded in “General and administrative, net” in the accompanying condensed consolidated statements of income, were $2.1 million and $2.4 million for the quarters ended September 30, 2009 and 2008, respectively, and were $6.2 million and $7.9 million for the nine month periods ended September 30, 2009 and 2008.  Stock compensation recorded in lease operating cost was $0.1 million for both of the quarters ended September 30, 2009 and 2008, respectively, and were $0.3 million and $0.5 million for both of the nine month periods ended September 30, 2009 and 2008, respectively.  We also capitalized $0.5 million and $1.1 million of stock compensation in the third quarters of 2009 and 2008, respectively, and capitalized $1.6 million and $3.4 million of stock compensation in the nine month periods ended September 30, 2009 and 2008, respectively.  We view all awards of stock compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the service period of the award.

Stock Options

We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards with the following weighted-average assumptions for the indicated periods below.  No stock options were issued in the third quarter of 2009 or 2008.

	Nine Month Ended
	September 30,
	2009	2008

Dividend yield	0%	0%
Expected volatility	50.5%	38.9%
Risk-free interest rate	1.8%	2.5%
Expected life of options (in years)	4.5	4.2
Weighted-average grant-date fair value	$ 6.32	$15.53

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

At September 30, 2009, there was $1.7 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.1 years. The following table represents stock option activity for the nine months ended September 30, 2009:

	Shares	Wtd. Avg. Exer. Price

Options outstanding, beginning of period	1,119,469	$33.22
Options granted	273,400	$14.66
Options canceled	(75,493)	$32.97
Options exercised	(12,556)	$12.72
Options outstanding, end of period	1,304,820	$29.56
Options exercisable, end of period	765,422	$31.07

The aggregate intrinsic value and weighted average remaining contract life of options outstanding and exercisable at September 30, 2009 was $5.1 million and 5.5 years and $2.6 million and 3.5 years, respectively. Total intrinsic value of options exercised during the nine months ended September 30, 2009 was less than $0.1 million.

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

The compensation expense for these awards was determined based on the closing market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of September 30, 2009, we had unrecognized compensation expense of approximately $8.2 million associated with these awards which are expected to be recognized over a weighted-average period of 1.7 years.  The grant date fair value of shares vested during the nine months ended September 30, 2009 was $11.0 million.

The following table represents restricted stock activity for the nine months ended September 30, 2009:

	Shares	Wtd. Avg. Grant Price

Restricted shares outstanding, beginning of period	586,325	$42.78
Restricted shares granted	432,210	$12.46
Restricted shares canceled	(51,315)	$41.68
Restricted shares vested	(257,662)	$42.78
Restricted shares outstanding, end of period	709,558	$24.38

(4)       Earnings Per Share

The Company adopted guidance in FASB ASC 260-10 (formerly FASB Staff Position No. EITF 03-6-1) on January 1, 2009.  Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Unvested share-based payments that contain non-forfeitable rights to dividends or dividend equivalents are now included in the basic weighted average share calculation under the two-class method.  These shares were previously included in the diluted weighted average share calculation under the treasury stock method.

Basic earnings per share (“Basic EPS”) has been computed using the weighted average number of common shares outstanding during each period. As we recognized a net loss for the first nine months of 2009, the unvested share-based payments and stock options were not recognized in diluted earnings per share (“Diluted EPS”) calculations as they would be antidilutive. Diluted EPS for the quarters ended September 30, 2009 and 2008 and for the first nine months of 2008 also assumes, as of the beginning of the period, exercise of stock options using the treasury stock method. Certain of our stock options that would potentially dilute Basic EPS in the future were also antidilutive for the three and nine month periods ended September 30, 2009 and 2008, and are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the three and nine month periods ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Income from continuing operations	Shares	Per Share Amount	Income from continuing operations	Shares	Per Share Amount
Basic EPS:
Income from continuing operations, and Share Amounts	$7,558	34,723		$62,271	30,830
Less: Income from continuing operations allocated to unvested shareholders	(153)	---		(1,278)	---
Income from continuing operations allocated to common shares	$7,405	34,723	$0.21	$60,993	30,830	$1.98

Dilutive Securities:
Plus: Income from continuing operations allocated to unvested shareholders	153	---		$1,278	---
Less: Income from continuing operations re-allocated to unvested shareholders	(152)	---		$(1,265)	---
Stock Options	---	110		---	330
Diluted EPS:
Income from continuing operations allocated to common shares, and assumed Share conversions	$7,406	34,833	$0.21	$61,006	31,160	$1.96

	Nine months Ended September 30, 2009			Nine months Ended September 30, 2008
	Loss from continuing operations	Shares	Per Share Amount	Income from continuing operations	Shares	Per Share Amount
Basic EPS:
Income (Loss) from continuing operations, and Share Amounts	$(53,655)	32,310		$195,351	30,595
Less: Income (Loss) from continuing operations allocated to unvested shareholders	---	---		$(4,229)	---
Income (Loss) from continuing operations allocated to common shares	$(53,655)	32,310	$(1.66)	$191,122	30,595	$6.25

Dilutive Securities:
Plus: Income (Loss) from continuing operations allocated to unvested shareholders	---	---		$4,229	---
Less: Income (Loss) from continuing operations re-allocated to unvested shareholders	---	---		$(4,183)	---
Stock Options	---	---		---	341
Diluted EPS:
Income (Loss) from continuing operations allocated to common shares, and assumed Share conversions	$(53,655)	32,310	$(1.66)	$191,168	30,936	$6.18

The adoption of the two-class method from FASB ASC 260-10, lowered our third quarter 2008 Basic EPS and Diluted EPS for continuing operations by $0.04 per share and $0.02 per share, respectively, from previously reported amounts, and lowered our first nine months of 2008 Basic EPS and Diluted EPS for continuing operations by $0.13 per share and $0.08 per share, respectively, from previously reported amounts.

Options to purchase approximately 1.3 million shares at an average exercise price of $29.56 were outstanding at September 30, 2009, while options to purchase 1.2 million shares at an average exercise price of $33.12 were outstanding at September 30, 2008.  Approximately 1.2 million and 0.8 million stock options to purchase shares were not included in the computation of Diluted EPS for both the three months ended September 30, 2009 and 2008, and 0.8 million options to purchase shares were not included in the computation of Diluted EPS for the nine months ended September 30, 2008, because these stock options were antidilutive, in that the sum of the stock option price, unrecognized compensation expense and excess tax benefits recognized as proceeds in the treasury stock method was greater than the average closing market price for the common shares during those periods.  For the nine month period ended September 30, 2009, all of the 1.3 million stock options to purchase shares outstanding were not included in the computation of Diluted EPS as they would be antidilutive given the net loss from continuing operations.

The effect of the adoption of the two-class method from FASB ASC 260-10 on prior year earnings per share from previously reported amounts, as stated in our Annual Report on Form 10-K for the year ended December 31, 2008, 2007, and 2006, were as follows: no effect for full-year 2008, lower Basic EPS and Diluted EPS from continuing operations for full-year 2007 by $0.11 per share and $0.07 per share, respectively, lower Basic EPS and Diluted EPS from continuing operations for full-year 2006 by $0.06 per share and $0.03 per share, respectively.

(5)        Long-Term Debt

Our long-term debt as of September 30, 2009 and December 31, 2008, was as follows (in thousands):

	September 30,	December 31,
	2009	2008
Bank Borrowings	$80,800	$180,700
7-5/8% senior notes due 2011	150,000	150,000
7-1/8% senior notes due 2017	250,000	250,000
Long-Term Debt	$480,800	$580,700

Bank Borrowings. At September 30, 2009, we had borrowings of $80.8 million under our $500.0 million credit facility with a syndicate of ten banks that has a borrowing base of $300.0 million, and expires in October 2011. In May 2009, in conjunction with the normal semi-annual review, our borrowing base and commitment amount were set at $300.0 million.  This was a decrease from the previous borrowing base of $400.0 million and commitment amount of $350.0 million but still in line with our 2009 cash needs.  Effective May 1, 2009, the interest rate is either (a) the lead bank’s prime rate plus applicable margin or (b) the adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin depending on the level of outstanding debt. The applicable margins have increased to escalating rates of 100 to 250 basis points above the lead bank’s prime rate and escalating rates of 200 to 350 basis points for LIBOR rate loans.  The commitment fee associated with the unfunded portion of the borrowing base is set at 50 basis points.  At September 30, 2009, the lead bank’s prime rate was 3.25%.

The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $15.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $50.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX), and limitations on incurring other debt, or absent permitted refinancing, repurchasing our 7-5/8% senior notes due 2011. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and natural gas properties.  The borrowing base amount is re-determined at least every six months and was re-determined in November 2009 at the same $300.0 million level; the next scheduled borrowing base review is in May 2010.

Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.4 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively, and $4.6 million and $6.9 million for the nine months ended September 30, 2009 and 2008, respectively. The amount of commitment fees included in interest expense, net was $0.2 million and $0.1 million for the three month periods ended September 30, 2009 and 2008, respectively, and $0.4 million and $0.3 million for the nine month periods ended September 30, 2009 and 2008, respectfully.

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

Currently, we may redeem some or all of the notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 101.906% of principal, declining to 100% on July 15, 2010 and thereafter. We incurred approximately $3.9 million of debt issuance costs related to these notes, which is included in “Debt issuance costs” on the accompanying consolidated balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method. Upon certain changes in control of Swift Energy, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these notes include, among other restrictions, a limitation on how much of our own common stock we may repurchase. We are currently in compliance with the provisions of the indenture governing these senior notes.

Interest expense on the 7-5/8% senior notes due 2011, including amortization of debt issuance costs totaled $3.0 million for each of the three month periods ended September 30, 2009 and 2008, respectively, and $9.0 million for each of the nine month periods ended September 30, 2009 and 2008.

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

Interest expense on the 7-1/8% senior notes due 2017, including amortization of debt issuance costs, totaled $4.5 million for each of the three month periods ended September 30, 2009 and 2008, respectively, and $13.6 million and $13.6 million for the nine month periods ended September 30, 2009 and 2008, respectively.

The maturities on our long-term debt are $0 for 2009 and 2010, $230.8 million for 2011, $0 for 2012, and $250 million thereafter.

We have capitalized interest on our unproved properties in the amount of $1.6 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively, and $4.6 million and $6.0 million for the nine month periods ended September 30, 2009 and 2008, respectively.

(6)       Discontinued Operations

In December 2007, Swift Energy agreed to sell substantially all of our New Zealand assets. Accordingly, the New Zealand operations have been classified as discontinued operations in the condensed consolidated Statements of Operations and cash flows and the assets and associated liabilities have been classified as held for sale in the condensed consolidated balance sheets. In June 2008, Swift Energy completed the sale of substantially all of our New Zealand assets for $82.7 million in cash after purchase price adjustments.  Proceeds from this asset sale were used to pay down a portion of our credit facility.  In August 2008, we completed the sale of our remaining New Zealand permit for $15.0 million; with three $5.0 million payments to be received nine months after the sale, 18 months after the sale, and 30 months after the sale.  All payments under this sale agreement are secured by unconditional letters of credit. Due to ongoing litigation, we have evaluated the situation and determined that certain revenue recognition criteria have not been met at this time for the permit sale, and have deferred the potential gain on this property sale pending final resolution of this litigation.

In February 2009, the first $5.0 million payment from the sale of our last permit was released to our attorneys who were holding these proceeds in trust for Swift Energy.  In April 2009, after an injunction limiting our ability to use such funds was dismissed in favor of Swift Energy, the proceeds were transferred to our bank account in the United States.

In accordance with guidance contained in FASB ASC 360-10 (formerly SFAS No. 144), the results of operations and the non-cash asset write-down for the New Zealand operations have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Furthermore, the assets included as part of this divestiture have been reclassified as held for sale in the condensed consolidated balance sheets. During the first nine months of 2008, the Company assessed its long-lived assets in New Zealand based on the selling price and terms of the sales agreement in place at that time and recorded a non-cash asset write-down of $3.6 million related to these assets. This write-down is recorded in “Loss from discontinued operations, net of taxes” on the accompanying condensed consolidated Statements of Operations.

The book value of our remaining New Zealand permit is approximately $0.6 million at September 30, 2009.

The following table summarizes the amounts included in “Income (loss) from discontinued operations, net of taxes” for all periods presented.  These revenues and expenses were historically reported under our New Zealand operating segment, and are now reported as discontinued operations (in thousands except per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008

Oil and gas sales	$---	$---	$---	$14,675
Other revenues	10	(17)	30	764
Total revenues	$10	(17)	$30	15,439

Depreciation, depletion, and amortization	---	(52)	---	4,857
Other operating expenses	42	314	245	10,450
Non-cash write-down of property and equipment	---	285	---	3,581
Total expenses	$42	547	$245	18,888

Loss from discontinued operations before income taxes	(32)	(564)	(215)	(3,449)
Income tax benefit	---	(216)	---	(301)
Loss from discontinued operations, net of taxes	($32)	$(348)	($215)	$(3,148)

Loss per common share from discontinued operations-diluted	($0.00)	$(0.01)	$(0.01)	$(0.10)
Sales volumes (MBoe)	---	---	---	415
Cash flow provided by operating activities	($29)	$(875)	($366)	$5,815
Capital expenditures	$---	$---	$---	$2,013

(7)       Acquisitions, Dispositions, and Joint Ventures

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

In August 2009, the Central Louisiana/East Texas core area, we recently entered into a joint venture agreement with a large independent oil and gas producer active in the area for development and exploitation in and around the Burr Ferry field in Vernon Parish, LA. The Company, as fee mineral owner, leased a 50% working interest in approximately 33,623 gross acres to the joint venture partner. Swift Energy retains a 50% working interest in the joint venture acreage as well as its fee mineral royalty rights, and received approximately $4.2 million related to this transaction. We used the proceeds from this joint venture to pay down a portion of the outstanding balance on our credit facility.

(8)	Fair Value Measurements

We adopted the guidance and provisions of FASB ASC 820-10 (formerly SFAS No. 157) for financial assets and liabilities on January 1, 2008 and adopted the provisions for non-financial assets and liabilities on January 1, 2009. FASB ASC 820-10 defines fair value, establishes guidelines for measuring fair value and expands disclosure about fair value measurements.  It does not create or modify any current GAAP requirements to apply fair value accounting.  However, it provides a single definition for fair value that is to be applied consistently for all prior accounting pronouncements.  The adoption of this guidance did not have a material impact on our financial position or results of operations.

The following tables present our assets that are measured at fair value on a recurring basis during the nine months ended September 30, 2009 and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2009 (in millions):

Fair Value Reconciliation as of September 30, 2009 – three months QTD	Hedging Contracts

Balance as of June 30, 2009	$0.9
Total gains/(losses) (realized or unrealized):
Included in earnings (in Price Risk Management and Other, net)	(1.3)
Included in other comprehensive income	0.4
Purchases, issuances and settlements	---
Transfers in and out of Level 3	---
Balance as of September 30, 2009	$(0.0)

The approximate amount of total gains for the period included in earnings (in Price Risk Management and Other, net) attributable to the change in unrealized gains relating to derivatives still held at September 30, 2009	$0.0

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009 (in millions):

Fair Value Reconciliation as of September 30, 2009 – nine months YTD	Hedging Contracts

Balance as of December 31, 2008	$0.0
Total gains/(losses) (realized or unrealized):
Included in earnings (in Price Risk Management and Other, net)	(1.3)
Included in other comprehensive income	---
Purchases, issuances and settlements	1.3
Transfers in and out of Level 3	---
Balance as of September 30, 2009	$0.0

The approximate amount of total gains for the period included in earnings (in Price Risk Management and Other, net) attributable to the change in unrealized gains relating to derivatives still held at September 30, 2009	$0.0

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

                                                             Condensed Consolidating Balance Sheets

(in thousands)	September 30, 2009
	Swift Energy Co. (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries	Eliminations		Swift Energy Co. Consolidated

ASSETS

Current assets	$	---	$68,507	$649	$	---	$69,156
Property and equipment		---	1,320,676	---		---	1,320,676
Investment in subsidiaries (equity method)		661,386	---	589,931		(1,251,317)	---
Other assets		---	6,613	75,844		(75,844)	6,613
Total assets		$661,386	$1,395,796	$666,424		$(1,327,161)	$1,396,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$	---	$85,627	$5,038	$	---	$90,665
Long-term liabilities		---	720,238	---		(75,844)	644,394
Stockholders’ equity		661,386	589,931	661,386		(1,251,317)	661,386
Total liabilities and stockholders’ equity		$661,386	$1,395,796	$666,424		$(1,327,161)	$1,396,445

(in thousands)	December 31, 2008
	Swift Energy Co. (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries	Eliminations		Swift Energy Co. Consolidated

ASSETS

Current assets	$	---	$77,323	$763	$	---	$78,086
Property and equipment		---	1,431,447	---		---	1,431,447
Investment in subsidiaries (equity method)		600,877	---	529,209		(1,130,086)	---
Other assets		---	7,755	71,089		(71,089)	7,755
Total assets		$600,877	$1,516,525	$601,061		$(1,201,175)	$1,517,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$	---	$153,315	$184	$	---	$153,499
Long-term liabilities		---	834,001	---		(71,089)	762,912
Stockholders’ equity		600,877	529,209	600,877		(1,130,086)	600,877
Total liabilities and stockholders’ equity		$600,877	$1,516,525	$601,061		$(1,201,175)	$1,517,288

                                                             Condensed Consolidating Statements of Operations

(in thousands)	Three Months Ended September 30, 2009
	Swift Energy Co. (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries		Eliminations		Swift Energy Co. Consolidated

Revenues	$	---	$96,263	$	---	$	---	$96,263
Expenses		---	88,119		---		---	88,119

Loss before the following:		---	8,144		---		---	8,144
Equity in net earnings of subsidiaries		7,526	---		7,558		(15,084)	---

Loss from continuing operations, before income taxes		7,526	8,144		7,558		(15,084)	8,144
Income tax benefit		---	586		---		---	586

Loss from continuing operations		7,526	7,558		7,558		(15,084)	7,558
Loss from discontinued operations, net of taxes		---	---		(32)		---	(32)

Net loss		7,526	7,558		7,526		$(15,084)	7,526

(in thousands)	Nine months Ended September 30, 2009
	Swift Energy Co. (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries		Eliminations		Swift Energy Co. Consolidated

Revenues	$	---	$255,543	$	---	$	---	$255,543
Expenses		---	341,649		---		---	341,649

Loss before the following:		---	(86,106)		---		---	(86,106)
Equity in net earnings of subsidiaries		(53,870)	---		(53,655)		107,525	---

Loss from continuing operations, before income taxes		(53,870)	(86,106)		(53,655)		107,525	(86,106)
Income tax benefit		---	(32,451)		---		---	(32,451)

Loss from continuing operations		53,870)	(53,655)		(53,655)		107,525	(53,655)
Loss from discontinued operations, net of taxes		---	---		(215)		---	(215)

Net loss		$(53,870)	$(53,655)		$(53,870)		$107,525	$(53,870)

(in thousands)	Three Months Ended September 30, 2008
	Swift Energy Co. (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries		Eliminations		Swift Energy Co. Consolidated

Revenues	$	---	$213,767	$	---	$	---	$213,767
Expenses		---	114,888		---		---	114,888

Income before the following:		---	98,879		---		---	98,879
Equity in net earnings of subsidiaries		61,923	---		62,271		(124,194)	---

Income from continuing operations, before income taxes		61,923	98,879		62,271		(124,194)	98,879
Income tax provision		---	36,608		---		---	36,608

Income from continuing operations		61,923	62,271		62,271		(124,194)	62,271
Loss from discontinued operations, net of taxes		---	---		(348)		---	(348)

Net income		$61,923	$62,271		$61,923		$(124,194)	$61,923

(in thousands)	Nine months Ended September 30, 2008
	Swift Energy Co. (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries		Eliminations		Swift Energy Co. Consolidated

Revenues	$	---	$675,408	$	---	$	---	$675,408
Expenses		---	366,715		---		---	366,715

Income before the following:		---	308,693		---		---	308,693
Equity in net earnings of subsidiaries		192,203	---		195,351		(387,554)	---

Income from continuing operations, before income taxes		192,203	308,693		195,351		(387,554)	308,693
Income tax provision		---	113,342		---		---	113,342

Income from continuing operations		192,203	195,351		195,351		(387,554)	195,351
Loss from discontinued operations, net of taxes		---	---		(3,148)		---	(3,148)

Net income		$192,203	$195,351		$192,203		$(387,554)	$192,203

                                                             Condensed Consolidating Statements of Cash Flow

(in thousands)	Nine months Ended September 30, 2009
	Swift Energy Co. (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries	Eliminations		Swift Energy Co. Consolidated

Cash flow from operations	$	---	$146,176	(366)	$	---	$145,810
Cash flow from investing activities		---	(155,170)	5,000		(4,745)	(154,915)
Cash flow from financing activities		---	8,976	(4,745)		4,745	8,976

Net decrease in cash		---	(18)	(111)		---	(129)
Cash, beginning of period		---	87	196		---	283

Cash, end of period	$	---	$69	$85	$	---	$154

(in thousands)	Nine months Ended September 30, 2008
	Swift Energy Co. (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries	Eliminations		Swift Energy Co. Consolidated

Cash flow from operations	$	---	$499,325	$5,815	$	---	$505,140
Cash flow from investing activities		---	(436,379)	80,731		(83,255)	(438,903)
Cash flow from financing activities		---	(63,059)	(83,255)		83,255	(63,059)

Net increase (decrease) in cash		---	(113)	3,291		---	3,178
Cash, beginning of period		---	180	5,443		---	5,623

Cash, end of period	$	---	$67	$8,734	$	---	$8,801

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

We are one of the largest producers of crude oil in the state of Louisiana, and due to increasing emphasis on our South Louisiana operations, oil constitutes 49% of our third quarter of 2009 production, and together with our natural gas liquids (“NGLs”) production makes up 61% of our total production for the third quarter.  This emphasis has allowed us to benefit from better margins for oil production than natural gas production in the third quarter of 2009.

Unless otherwise noted, both historical information for all periods and forward-looking information provided in this Management’s Discussion and Analysis relates solely to our continuing operations located in the United States, and excludes our discontinued New Zealand operations.

Third Quarter 2009 Oil and Natural Gas Pricing

Recent extreme volatility in worldwide credit and financial markets, combined with significantly reduced prices for oil and natural gas, all of which began late in the third quarter of 2008, have had a significant impact on our cash flow, capital expenditures, and liquidity over the past year.  Both oil and natural gas prices we received in the third quarter of 2009 were lower than the average prices we received in the third quarter of 2008, with a 52% decline in average prices per BOE received.  These declines reduced our cash flow from operations in our most recent quarter and will continue to reduce our cash flow from operations in future periods in which prices remain at these lower levels.

Third quarter 2009 oil prices increased 23% over second quarter 2009 levels, while natural gas prices declined 9%, resulting in a 20% increase in average prices per BOE in the third quarter of 2009.

Financial Condition

We raised $108.8 million through an underwritten public stock offering in August 2009.  We issued 6.21 million shares of our common stock at a price of $18.50 per share.  The gross proceeds from these sales were approximately $114.9 million, before deducting underwriting commissions and issuance costs totaling $6.1 million.  We used the proceeds from this stock sale to pay down a portion of the outstanding balance on our credit facility.

Our debt to capitalization ratio decreased to 42% at September 30, 2009, as compared to 49% at year-end 2008, as paid in capital increased and our total debt balance decreased due to our stock offering, offset somewhat by a retained earnings decrease due to our net loss for the nine months ended September 30, 2009, which included a non-cash write-down of our oil and gas properties.

Operating Results- Prior Year Comparison

In the third quarter of 2009 we had revenues of $96.3 million, a decrease of 55% compared to 2008 levels. Our weighted average sales price received decreased 52% to $44.14 per Boe for the third quarter of 2009 from $92.34 per Boe in the same 2008 period. This $117.5 million decrease in revenues from third quarter 2008 levels resulted from lower oil, natural gas, and NGL prices during the third quarter of 2009, along with a 4% decrease in production mainly due to natural declines in our Lake Washington field.

Our income from continuing operations for the third quarter of 2009 was $7.6 million compared to income from continuing operations of $62.3 million in the third quarter of 2008.

Our overall costs and expenses decreased in the third quarter of 2009 by $26.8 million, when compared to 2008 levels. Severance and other taxes decreased 42% mainly due to decreased oil and gas revenues.  Depreciation, depletion and amortization expense also decreased 21%, mainly due to our lower depletable property base in the 2009 period as we incurred significant non-cash write-downs of oil and gas properties in the fourth quarter of 2008 and first quarter of 2009, lower production in the 2009 period, and lower future development costs in the 2009 period, partially offset by a reduction in reserves volumes when compared to the 2008 period. Lease operating costs decreased by 26% due to less workover costs, decreased natural gas processing costs, and a decrease in plant operating expense resulting from targeted cost reduction initiatives.  We expect the market forces that were putting upward pressure on production costs in early 2008 to continue to soften as activity levels remain low in response to lower commodity prices and current conditions in the financial markets.  In 2009, we will continue to focus upon our capital efficiency to further reduce our costs and expenses.

Our loss from continuing operations for the first nine months of 2009 was $53.7 million ($3.6 million loss after-tax if the $79.3 million ($50.0 million after tax) first quarter non-cash write-down of our oil and gas properties is excluded), compared to income from continuing operations of $195.4 million for the first nine months of 2008.

Operating Results - Sequential Quarter Comparison

Our third quarter 2009 continuing operations revenues of $96.3 million increased 16% over comparable second quarter 2009 levels. Our weighted average sales price received increased 20% to $44.14 per Boe for the third quarter of 2009 from $36.71 per Boe in the second quarter of 2009. Our $13.3 million increase in revenues resulted from higher oil and NGL prices during the third quarter of 2009, partially offset by lower natural gas prices and a 2% decrease in production when compared to second quarter 2009 levels.

Our overall costs and expenses increased in the third quarter of 2009 by $2.9 million, when compared to second quarter 2009 levels, mainly due to an increase in severance and other taxes caused by an increase in revenue for the third quarter and an increase in general and administrative expenses, net. Depreciation, depletion and amortization expense also increased by $0.6 million in the third quarter of 2009, due to a higher depletable property base, partially offset by an increase in reserves in the third quarter 2009.

Our income from continuing operations for the third quarter of 2009 was $7.6 million compared to a loss from continuing operations of $2.2 million in the second quarter of 2009.

Operating Activities

In the Company’s South Texas core area, the first two wells of our 2009 horizontal drilling and completion program targeting the Olmos formation at the AWP field finished drilling and were completed.  Both wells are currently producing to sales and we are currently drilling the third well in that program.  We also drilled and completed a vertical oil well in the AWP field.  In the fourth quarter of 2009 in our AWP field, one rig will remain active drilling horizontally and one rig will remain active drilling oil wells.

Additionally, in excess of 150 wells in the AWP field have been identified as candidates for additional fracture stimulation.  Since the beginning of September 2009, eleven of these wells have been re-fractured.  We plan to perform two re-fracture operations per week for the remainder of 2009 and into 2010.

In November 2009, we entered into a joint venture agreement with an independent oil and gas producer to jointly develop and operate an approximate 26,000 acre portion of our Eagle Ford Shale acreage in McMullen County, Texas. Swift Energy retains a 50% interest in the joint venture that calls for joint development of this area located in our AWP field and covers leasehold interests beneath the Olmos formation (including the Eagle Ford

Shale formation) extending to the base of the Pearsall formation.  We received approximately $26 million in cash related to this transaction and approximately $13 million of carried interests. The Company is preparing to drill two or more horizontal wells during the last quarter of the year to test the Eagle Ford shale formation, one well within the joint venture area, and one well outside of the joint venture area.

In the Central Louisiana/East Texas core area, we recently entered into a joint venture agreement with a large independent oil and gas producer active in the area for development and exploitation in and around the Burr Ferry field in Vernon Parish, LA. The Company, as fee mineral owner, leased a 50% working interest in approximately 33,623 gross acres to the joint venture partner. Swift Energy retains a 50% working interest in the joint venture acreage as well as its fee mineral royalty rights, and received approximately $4.2 million related to this transaction.

At Lake Washington during the quarter, a production optimization program involving gas lift enhancements and sliding sleeve shifts to change productive zones was continued to assist in mitigation of natural field declines.  Well work was completed on 4 wells and 5 recompletions were performed during the third quarter.  All five recompletions tested above expectations.  In late September 2009, we spud our first shallow well in this area in 2009; while another well was drilled after quarter-end and both wells are now being connected to production facilities.  A multiple well program for shallow well drilling at Lake Washington is prepared and drilling will continue through year-end into 2010.

In our Southeast Louisiana and South Louisiana core areas we have completed 2,400 square miles, of 3D prestack seismic depth migration over our Lake Washington, Shasta, and Bay de Chene fields. This depth migration and updated “salt model” has significantly improved and refined our understanding of the complex traps associated with salt bodies and will enable us to more accurately plan and position our exploratory and development wells. This seismic processing combined with seismic pore pressure prediction has allowed us to increase our confidence in well planning and drilling of wells that are deeper and larger in our Southeast Louisiana and South Louisiana areas. The improved seismic image in our Southeast Louisiana and South Louisiana core areas described above has delivered additional high value prospects which could be drilled later this year or next depending upon the commodity pricing environment.

We have spent considerable time and capital on facility capacity upgrades and additions in the Lake Washington field. Our fourth production platform, the Westside facility, was commissioned in the second quarter of 2008.  In the first quarter of 2009, the through-put capacity of this facility was doubled to 20,000 barrels of oil per day and 40 MMCF of gas per day.   As a result of this expansion, and continued production decline in older portions of the field, production from our SL 212 facility was redirected to Westside.  This has resulted in a reduction in lease operating expenses as the Westside facilities are newer and require less maintenance.  The expanded capacity at the Westside facilities was also utilized to process production from our SL 18669 #1 (Shasta) well starting in late April 2009.

In the third quarter of 2008, our Bay de Chene field experienced significant damage to its production facilities from Hurricane Gustav, and some production equipment in the field was damaged or destroyed.  Also in the third quarter of 2008, Hurricane Ike caused damage to several fields in our South Louisiana core area and our High Island field due to high water levels.  In April 2009, we settled our marine insurance claim relating to Hurricane Gustav for a net amount after deductible of $6.8 million, and in September 2009 settled our onshore claim relating to Hurricane Ike for a net amount after deductible of $0.8 million.  Both of these reimbursements related to both capital costs and lease operating expense, and we have no additional hurricane related claims outstanding.

Repairs to existing infrastructure as well as the installation of new production equipment and structures for our Bay De Chene field were completed in the third quarter of 2009. In previous quarters, since Hurricane Gustav in 2008, only high-pressure gas was produced from the field through existing high-pressure gas facilities. Oil and low pressure gas production was reinstated after repairs and new facilities installations were completed.

Capital Expenditures

Our capital expenditures on a cash flow basis during the first nine months of 2009 were $164.5 million, while our accrual based capital expenditures were $95.1 million, as during the first quarter we paid significant accounts payable and accrued capital cost balances incurred prior to year-end 2008.  This cash flow basis amount of capital expenditures decreased by $308.8 million as compared to the 2008 period, primarily due to a decrease in our spending on drilling and development, predominantly in our Southeast Louisiana and South Texas core areas. These 2009 expenditures were funded by $146.2 million of cash provided by operating activities from continuing operations, $5.0 million in cash provided by investing activities – discontinued operations, and the remainder funded by proceeds from our line of credit borrowings.

Given the current oil and gas pricing environment, our presently budgeted 2009 capital expenditures range between $160 million to $180 million excluding any proceeds received from the Eagle Ford Shale and Burr Ferry field joint ventures we entered into in 2009. For 2009, due to our reduced capital budget when compared to previous years, we anticipate a decrease in production and reserves volumes from 2008 levels.

Our remaining 2009 capital expenditures are expected to include: a continuation of the horizontal well drilling program in the Olmos sands in our AWP field, beginning an ongoing horizontal well program in the Eagle Ford shale formation in the AWP area, as well as other strategic acreage positions, continuing our drilling activity in Lake Washington by targeting shallow and intermediate depth oil prospects that are part of our proved undeveloped and probable/possible inventory, continuing the recompletion program in our Southeast Louisiana core area and the fracture enhancement program in our South Texas core area, as well as drilling some shallow wells in our AWP field targeting primarily oil reservoirs.

Actions taken in response to the credit crisis and downturn in the industry

The Company has taken several steps to manage the decline in expected cash flow in 2009 and provide liquidity in future periods including:
•
Raised $108.8 million, after deducting commissions and offering costs, through an underwritten public stock offering in August 2009.  We used the proceeds from this stock sale to pay down a portion of the outstanding balance on our credit facility.

•
Reduced 2009 budgeted capital expenditures when compared to our 2008 total capital costs incurred of $646 million (including acquisitions).  We originally set a budgeted range of $125 to $150 million; and have increased this amount to $160 to $180 million.  We have spent $95.1 million in the first nine months of 2009, primarily related to the completion of projects begun in 2008.  To the extent our budgeted capital expenditures exceed our expected cash flows from operating activities for 2009 we have availability under our credit facility.

•
Released all drilling rigs in early 2009.  We did not spud any wells in the first quarter of 2009.  We began drilling again in the second quarter of 2009 on a limited basis, as drilling costs have decreased moderately and become more in line with the current oil and gas pricing environment and have steadily increased drilling activity in the third quarter and will continue drilling in the fourth quarter.

•	Reduced our workforce. In early 2009, we reduced our workforce to lower general and administrative costs in future periods.
•	Reduced our field lease operating expenses.
•
Re-determined our bank credit facility. Our borrowing base and commitment amount in May and November 2009 was set at $300 million, a decrease from our previous borrowing base of $400 million and commitment amount of $350 million

Results of Continuing Operations — Three Months Ended September 30, 2009 and 2008

Revenues. Our revenues in the third quarter of 2009 decreased by 55% compared to revenues in the same period in 2008, mainly due to lower commodity prices.  Revenues for both periods were substantially comprised of oil and gas sales. Crude oil production was 49% of our production volumes in the third quarter of 2009 and 51% of our production in the third quarter of 2008. Natural gas production was 39% of our production volumes in the third quarter of 2009 and 37% in the third quarter of 2008.

Our properties are divided into the following core areas: The Southeast Louisiana core area includes the Lake Washington and Bay de Chene fields.  The Central Louisiana/East Texas core area includes the Brookeland, Masters Creek, South Bearhead Creek, and Chunchula fields.  The South Louisiana core area includes the Cote Blanche

Island, Horseshoe Bayou/Bayou Sale, Jeanerette, High Island, and Bayou Penchant fields.  The South Texas core area includes the AWP, Briscoe Ranch, Las Tiendas, and Sun TSH fields. The following table provides information regarding the changes in the sources of our oil and gas sales and volumes for the three months ended September 30, 2009 and 2008:

Regions	Oil and Gas Sales (In Millions)		Net Oil and Gas Sales Volumes (MBoe)
	2009	2008	2009	2008
S. E. Louisiana	$65.4	$124.0	1,224	1,151
South Texas	16.9	47.0	635	693
Central Louisiana / E. Texas	10.0	26.2	212	268
South Louisiana	5.5	16.3	141	198
Strategic Growth	0.2	0.6	7	9
Total	$98.0	$214.1	2,219	2,319

Oil and gas sales for the third quarter of 2009 decreased by 54%, or $116.2 million, from the level of those revenues for the comparable 2008 period, and our net sales volumes in the third quarter of 2009 decreased by 4%, or 0.1 MMBoe, over net sales volumes in the third quarter of 2008. Average prices for oil decreased to $68.15 per Bbl in the third quarter of 2009 from $122.71 per Bbl in the third quarter of 2008. Average natural gas prices decreased to $2.84 per Mcf in the third quarter of 2009 from $9.70 per Mcf in the third quarter of 2008. Average NGL prices decreased to $35.09 per Bbl in the third quarter of 2009 from $70.55 per Bbl in the third quarter of 2008.

In the third quarter of 2009, our $116.2 million decrease in oil, NGL, and natural gas sales, compared to third quarter sales a year earlier, resulted from:

•
Price variances that had a $104.2 million unfavorable impact on sales, of which $58.8 million was attributable to the 44% decrease in average oil prices received, $9.9 million was attributable to the 50% decrease in NGL prices, and $35.5 million was attributable to the 71% decrease in natural gas prices; and

•
Volume variances that had an $11.9 million unfavorable impact on sales, with $11.4 million of decreases attributable to the 0.1 million Bbl decrease in oil sales volumes, a $1.0 million decrease due to the less than 0.1 million Bbl decrease in NGL sales volumes, partially offset by a $0.5 million increase due to the less than 0.1 Bcf increase in natural gas sales volumes.

The following table provides additional information regarding our quarterly oil and gas sales from continuing operations excluding any effects of our hedging activities:

	Sales Volume				Average Sales Price
	Oil	NGL	Gas	Combined	Oil	NGL	Natural gas
	(MBbl)	(MBbl)	(Bcf)	(MBoe)	(Bbl)	(Bbl)	(Mcf)

Three months Ended September 30, 2009	1,078	279	5.2	2,219	$68.15	$35.09	$2.84
Three months Ended September 30, 2008	1,171	294	5.1	2,319	$122.71	$70.55	$9.70

During the third quarters of 2009 and 2008, we recognized net losses of $1.3 million and $0.8 million, respectively, related to our derivative activities.  This activity is recorded in “Price-risk management and other, net” on the accompanying statements of operations.  Had the losses been recognized in the oil and gas sales account, our average oil sales price would have been $66.97 and $121.42 for the third quarters of 2009 and 2008, respectively, and our average natural gas sales price would have been $2.84 and $9.83 for the third quarters of 2009 and 2008, respectively.

Costs and Expenses. Our expenses in the third quarter of 2009 decreased $26.8 million, or 23%, compared to expenses in the same period of 2008.

Our third quarter 2009 general and administrative expenses, net, decreased $1.3 million, or 13%, from the level of such expenses in the same 2008 period. The decrease was primarily due to decreased stock compensation and salaries and burdens related to a reduction in workforce during the first quarter of 2009.  For the third quarters of 2009 and 2008, our capitalized general and administrative costs totaled $6.0 million and $8.1 million, respectively.

Our net general and administrative expenses per Boe produced decreased to $3.98 per Boe in the third quarter of 2009 from $4.36 per Boe in the third quarter of 2008. The portion of supervision fees recorded as a reduction to general and administrative expenses was $2.7 million and $3.7 million for three month periods ended September 30, 2009 and 2008, respectively.

DD&A decreased $11.2 million, or 21%, in the third quarter of 2009 from levels in the third quarter of 2008. The decrease is mainly due to decreases in the depletable oil and gas property base due to the non-cash write-down of oil and gas properties in the fourth quarter of 2008 and first quarter of 2009, lower production and future development costs, partially offset by lower reserves volumes when compared to the 2008 period. Our DD&A rate per Boe of production was $18.48 and $22.52 in the third quarters of 2009 and 2008, respectively.

We recorded $0.7 million and $0.5 million in accretion of our asset retirement obligation in the third quarters of 2009 and 2008, respectively.

Our lease operating costs decreased $6.5 million, or 26%, from the level of such expenses in the same 2008 period. Lease operating costs decreased during 2009 due to decreased hurricane costs, less workover costs, lower natural gas and NGL processing costs and lower plant operating costs in 2009 resulting from targeted cost reduction initiatives. Our lease operating costs per Boe produced were $8.34 and $10.77 in the third quarters of 2009 and 2008, respectively.

Severance and other taxes decreased $8.4 million, or 42%, from levels in the third quarter of 2008. The decrease in the 2009 period was due primarily to decreased oil and gas revenues that resulted from lower commodity prices. Severance and other taxes as a percentage of oil and gas sales were approximately 11.9% and 9.4% in the third quarters of 2009 and 2008, respectively. The percentage increase was due to an increase in the severance tax rate of Louisiana gas, partially offset by a shift in the production mix from South Louisiana, which has a 12.5% oil severance tax rate.

Our total interest cost in the third quarter of 2009 was $8.9 million, of which $1.6 million was capitalized. Our total interest cost in the third quarter of 2008 was $9.0 million, of which $2.1 million was capitalized.  We capitalize a portion of interest related to unproved properties.  The decrease of interest expense was primarily due to lower interest rates on our line of credit, partially offset by increased borrowings against our line of credit facility during the 2009 period.

Our overall effective tax rate was 7.2% and 37.0% for the third quarters of 2009 and 2008, respectively.  The tax rate for the third quarter of 2009 was 7.2% due to significantly lower income before taxes when compared to prior periods.  The tax rate for the third quarter of 2008 was lower than the U.S. federal statutory rate of 35% primarily because of the effect of a change in the projected full year effective tax rate being applied to year to date net income.

Income from Continuing Operations. Our income from continuing operations for the third quarter of 2009 was $7.6 million compared to third quarter 2008 income from continuing operations of $62.3 million mainly due to lower commodity prices.

Net Income. Our net income in the third quarter of 2009 was $7.5 million compared to third quarter of 2008 net income of $61.9 million.

Results of Continuing Operations — Nine months Ended September 30, 2009 and 2008

Revenues. Our revenues in the first nine months of 2009 decreased by 62% compared to revenues in the same period in 2008, mainly due to lower commodity prices.  Crude oil production was 47% of our production volumes in the first nine months of 2009 and 54% of our production in the first nine months of 2008. Natural gas production was 40% of our production volumes in the first nine months of 2009 and 34% in the first nine months of 2008.

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

The following table provides information regarding the changes in the sources of our oil and gas sales and volumes for the nine months ended September 30, 2009 and 2008:

Regions	Oil and Gas Sales (In Millions)		Net Oil and Gas Sales Volumes (MBoe)
	2009	2008	2009	2008
S. E. Louisiana	$158.9	$418.0	3,584	4,086
South Texas	54.4	132.7	2,059	2,036
Central Louisiana / E. Texas	26.8	71.9	672	777
South Louisiana	16.7	52.3	504	647
Strategic Growth	0.4	2.4	22	37
Total	$257.2	$677.3	6,841	7,583

Oil and gas sales for the first nine months of 2009 decreased by 62%, or $420.1 million, from the level of those revenues for the comparable 2008 period, and our net sales volumes in the first nine months of 2009 decreased by 10%, or 0.7 MMBoe, over net sales volumes in the first nine months of 2008. Average prices for oil decreased to $54.77 per Bbl in the first nine months of 2009 from $115.50 per Bbl in the first nine months of 2008. Average natural gas prices decreased to $3.40 per Mcf in the first nine months of 2009 from $9.43 per Mcf in the first nine months of 2008. Average NGL prices decreased to $28.42 per Bbl in the first nine months of 2009 from $65.87 per Bbl in the first nine months of 2008.

In the first nine months of 2009, our $420.1 million decrease in oil, NGL, and natural gas sales, compared to the first nine months a year earlier, resulted from:

•
Price variances that had a $327.4 million unfavorable impact on sales, of which $195.1 million was attributable to the 53% decrease in average oil prices received, $33.5 million was attributable to the 57% decrease in NGL prices, and $98.8 million was attributable to the 64% decrease in natural gas prices; and

•
Volume variances that had a $92.7 million unfavorable impact on sales, with a $99.3 million decrease attributable to the 0.9 million Bbl decrease in oil sales volumes, a $0.4 million decrease due to the less than 0.1 million Bbl decrease in NGL sales volumes, partially offset by a $7.0 million increase due to the 0.7 Bcf increase in natural gas sales volumes.

The following table provides additional information regarding our first nine months of 2009 and 2008 oil and gas sales from continuing operations excluding any effects of our hedging activities:

	Sales Volume				Average Sales Price
	Oil	NGL	Gas	Combined	Oil	NGL	Natural gas
	(MBbl)	(MBbl)	(Bcf)	(MBoe)	(Bbl)	(Bbl)	(Mcf)

Nine months Ended September 30, 2009	3,213	894	16.4	6,841	$54.77	$28.42	$3.40
Nine months Ended September 30, 2008	4,073	900	15.7	7,583	$115.50	$65.87	$9.43

During the first nine months of 2009 and 2008, we recognized net losses of $1.3 million and $2.7 million, respectively, related to our derivative activities. This activity is recorded in “Price-risk management and other, net” on the accompanying statements of operations. Had these losses been recognized in the oil and gas sales account, our average oil sales price would have been $54.37 and $114.97 for the first nine months of 2009 and 2008, respectively, and our average natural gas sales price would have been $3.40 and $9.39 for the first nine months of 2009 and 2008, respectively.

Costs and Expenses. Our expenses in the first nine months of 2009 decreased $25.1 million, or 7%, compared to expenses in the same period of 2008, partially offset by a non-cash write-down on a before-tax basis of $79.3 million ($50.0 million after tax) on our oil and gas properties as a result of lower oil and natural gas prices at the end of the first quarter of 2009.

Our first nine months of 2009 general and administrative expenses, net, decreased $5.5 million, or 18%, from the level of such expenses in the same 2008 period. The decrease was primarily due to decreased stock compensation and salaries and burdens related to a reduction in workforce during the first quarter of 2009. For the first nine months of 2009 and 2008, our capitalized general and administrative costs totaled $18.1 million and $22.8 million, respectively. Our net general and administrative expenses per Boe produced decreased to $3.63 per Boe in the first nine months of 2009 from $4.00 per Boe in the first nine months of 2008. The portion of supervision fees recorded as a reduction to general and administrative expenses was $8.4 million and $11.5 million for nine month periods ended September 30, 2009 and 2008, respectively.

DD&A decreased $36.7 million, or 23%, in the first nine months of 2009 from levels in the first nine months of 2008. The decrease is mainly due to decreases in the depletable oil and gas property base due to the non-cash write-down of oil and gas properties in the fourth quarter of 2008 and first quarter of 2009, lower production volumes, and lower future development costs, partially offset by a reduction in reserves volumes when compared to the 2008 period. Our DD&A rate per Boe of production was $18.32 and $21.36 in the first nine months of 2009 and 2008, respectively.

We recorded $2.2 million and $1.4 million in accretion of our asset retirement obligation in the first nine months of 2009 and 2008, respectively.

Our lease operating costs decreased $22.8 million, or 29%, from the level of such expenses in the same 2008 period. Lease operating costs decreased during 2009 due to decreased hurricane costs, less workover costs, lower natural gas and NGL processing costs, and lower plant operating costs in 2009 resulting from targeted cost reduction initiatives. Our lease operating costs per Boe produced were $8.35 and $10.55 in the first nine months of 2009 and 2008, respectively.

Severance and other taxes decreased $38.8 million, or 56%, from levels in the first nine months of 2008. The decrease in the 2009 period was due primarily to decreased oil and gas revenues that resulted from lower commodity prices. Severance and other taxes as a percentage of oil and gas sales were approximately 11.8% and 10.2% in the first nine months of 2009 and 2008, respectively. The percentage increase was due to an increase in the severance tax rate of Louisiana gas production, partially offset by a shift in the production mix from South Louisiana, which has a 12.5% oil severance tax rate.

Our total interest cost in the first nine months of 2009 was $27.2 million, of which $4.6 million was capitalized.  Our total interest cost in the first nine months of 2008 was $29.9 million, of which $6.0 million was capitalized.  We capitalize a portion of interest related to unproved properties.  The decrease of interest expense was primarily due to lower interest rates on our line of credit, partially offset by increased borrowings against our line of credit facility during the 2009 period.

Our overall effective tax rate was 37.7% and 36.7% for the first nine months of 2009 and 2008. The effective tax rate for the first nine months of 2009 and 2008 were higher than the U.S. federal statutory rate of 35% primarily because of state income taxes.

Income (Loss) from Continuing Operations. Our loss from continuing operations for the first nine months of 2009 was $53.7 million compared to the first nine months of 2008 income from continuing operations of $195.4 million due to lower commodity prices and a non-cash write-down of oil and gas properties in the first quarter of 2009.

Net Income (Loss). Our net loss in the first nine months of 2009 was $53.9 million compared to our first nine months of 2008 net income of $192.2 million.

Liquidity and Capital Resources

Recent extreme volatility in worldwide credit and financial markets, combined with rapidly falling prices for oil and natural gas, all of which began in the third quarter of 2008, will continue to have a significant impact on our cash flow, capital expenditures, and liquidity in future periods.  See “Overview – Financial Condition.”

2009 Public Stock Offering.  We raised $108.8 million through an underwritten public stock offering in August 2009.  We issued 6.21 million shares of our common stock at a price of $18.50 per share.  The gross proceeds from these sales were approximately $114.9 million, before deducting underwriting commissions and issuance costs totaling $6.1 million.  We used the proceeds from this stock sale to pay down a portion of the outstanding balance on our credit facility.

Net Cash Provided by Operating Activities. For the first nine months of 2009, our net cash provided by operating activities from continuing operations was $146.2 million, representing a 71% decrease as compared to $499.3 million generated during the first nine months of 2008. The $353.1 million decrease was primarily due to a decrease of $420.1 million in oil and gas sales, attributable to lower commodity prices and lower oil production, slightly offset by lower expenses.

Accounts Receivable. We assess the collectability of accounts receivable, and, based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both September 30, 2009 and December 31, 2008 we had an allowance for doubtful accounts of approximately $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable” balances on the accompanying balance sheets.

Existing Credit Facility. We had borrowings of $80.8 million under our bank credit facility at September 30, 2009, and $180.7 million in borrowings at December 31, 2008. Our bank credit facility at September 30, 2009 consisted of a $500.0 million credit facility with a syndicate of ten banks, and expires in October 2011. In May and November 2009, in conjunction with the normal semi-annual review, our borrowing base and commitment amount were set at $300.0 million.

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

In light of recent credit market volatility, many financial institutions have experienced liquidity issues, and governments have intervened in these markets to create liquidity. We have reviewed the creditworthiness of the banks that fund our credit facility.  However, if the current credit market volatility is prolonged, future extensions of our credit facility may contain terms and interest rates not as favorable as those of our current credit facility. In November 2009, the borrowing base was re-determined at the same $300.0 million level.  The next scheduled borrowing base review is May 2010, and it is possible the borrowing base and commitment amounts could be reduced due to lower oil and gas prices and the then current state of the financial and credit markets.

Debt Maturities. Our credit facility, with a balance of $80.8 million at September 30, 2009, extends until October 3, 2011. Our $150.0 million of 7-5/8% senior notes mature July 15, 2011, and our $250.0 million of 7-1/8% senior notes mature June 1, 2017.

Working Capital. Our working capital improved from a deficit of $75.4 million at December 31, 2008, to a deficit of $21.5 million at September 30, 2009. The improvement resulted primarily from a decrease in accounts payable and accrued capital costs as the amount spent on capital activities has decreased when compared to prior year levels.

Cash Used in Investing Activities. In the first nine months of 2009 our oil and gas property additions were $164.5 million. This amount decreased by $308.8 million, as compared to additions in the first nine months of 2008, primarily due to a decrease in our spending on drilling and development, predominantly in our Southeast Louisiana and South Texas core areas. These cash based amounts were significantly higher than accrual based capital expenditures as we paid significant accounts payable and accrued capital cost balances incurred prior to year-end 2008.  These 2009 expenditures were funded by $146.2 million of cash provided by operating activities from continuing operations, cash proceeds from our remaining cash balance previously held in New Zealand of $5.0 million and $108.8 million in net proceeds from our equity offering in the third quarter of 2009. Based upon current market conditions and our estimates, our capital expenditures for full-year 2009 will likely exceed our anticipated cash flow from operations and we have sufficient availability under our credit facility to fund a portion of these expenditures.

These investing activities included drilling seven wells during the first nine months of 2009. One out of two development wells drilled in the Southeast Louisiana core area was completed, and five development wells were drilled in the South Texas core area.

Discontinued Operations

In December 2007, Swift Energy agreed to sell substantially all of our New Zealand assets. Accordingly, the New Zealand operations have been classified as discontinued operations in the condensed consolidated statements of operations and cash flows and the assets and associated liabilities have been classified as held for sale in the condensed consolidated balance sheets. In June 2008, Swift Energy completed the sale of substantially all of our New Zealand assets for $82.7 million in cash after purchase price adjustments.  Proceeds from this asset sale were used to pay down a portion of our credit facility.  In August 2008, we completed the sale of our remaining New Zealand permit for $15.0 million; with three $5.0 million payments to be received nine months after the sale, 18 months after the sale, and 30 months after the sale.  All payments under this sale agreement are secured by unconditional letters of credit. Due to ongoing litigation, we have evaluated the situation and determined that certain revenue recognition criteria have not been met at this time for the permit sale, and have deferred the potential gain on this property sale pending final resolution of this litigation.

In February 2009, the first $5.0 million payment from the sale of our last permit was released to our attorneys who were holding these proceeds in trust for Swift Energy.  In April 2009, after an injunction limiting our ability to use such funds was dismissed in favor of Swift Energy, the proceeds were transferred to our bank account in the United States.

In accordance with guidance contained in FASB ASC 360-10 (formerly SFAS No. 144), the results of operations and the non-cash asset write-down for the New Zealand operations have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Furthermore, the assets included as part of this divestiture have been reclassified as held for sale in the condensed consolidated balance sheets. During the first nine months of 2008, the Company assessed its long-lived assets in New Zealand based on the selling price and terms of the sales agreement in place at that time and recorded a non-cash asset write-down of $3.6 million related to these assets. This write-down is recorded in “Loss from discontinued operations, net of taxes” on the accompanying condensed consolidated statements of operations.

The following table summarizes the amounts included in income (loss) from discontinued operations for all periods presented.  These revenues and expenses were historically reported under our New Zealand operating segment, and are now reported in discontinued operations (in thousands except per share amounts):

	Three Months Ended September 30,				Nine months Ended September 30,
	2009		2008		2009		2008

Oil and gas sales	$	---	$	---	$	---	$14,675
Other revenues		10		(17)		30	764
Total revenues		$10		(17)		$30	15,439

Depreciation, depletion, and amortization		---		(52)		---	4,857
Other operating expenses		42		314		245	10,450
Non-cash write-down of property and equipment		---		285		---	3,581
Total expenses		$42		547		$245	18,888

Loss from discontinued operations before income taxes		(32)		(564)		(215)	(3,449)
Income tax benefit		---		(216)		---	(301)
Loss from discontinued operations, net of taxes		$(32)		$(348)		$(215)	$(3,148)

Loss per common share from discontinued operations, net of taxes-diluted		$(0.00)		$(0.01)		$(0.01)	$(0.10)

Cash flow provided by operating activities		$(29)		$(875)		$(366)	$5,815
Capital expenditures	$	---	$	---	$	---	$2,013

Share-Based Compensation

We follow guidance contained in FASB ASC 718 (formerly SFAS No. 123R) to account for share-based compensation. We continue to use the Black-Scholes-Merton option pricing model to estimate the fair value of stock-option awards with the following weighted-average assumptions for the indicated periods below.  No stock options were issued in the third quarter of 2009.

	Nine Month Ended
	September 30,
	2009	2008

Dividend yield	0%	0%
Expected volatility	50.5%	38.9%
Risk-free interest rate	1.8%	2.5%
Expected life of options (in years)	4.5	4.2
Weighted-average grant-date fair value	$ 6.32	$15.53

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

At September 30, 2009, we had $8.2 million and $1.7 million of unrecognized compensation cost related to restricted stock awards and stock options, which is expected to be recognized over a weighted-average period of 1.7 years and 1.1 years, respectively.  The compensation expense for restricted stock awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.

Contractual Commitments and Obligations

We had no material changes in our contractual commitments and obligations from December 31, 2008 amounts referenced under “Contractual Commitments and Obligations” in Management’s Discussion and Analysis” in our Annual Report on form 10-K for the period ending December 31, 2008.

As of September 30, 2009 we had no off-balance sheet arrangements requiring disclosure pursuant to Item 303(a) of Regulation S-K.

Commodity Price Trends and Uncertainties

Oil and natural gas prices historically have been volatile and over the last year that volatility has increased to extreme levels, and low prices are expected to continue for 2009 and possibly future periods. The price of oil began to decline in the third quarter of 2008; price declines accelerated in the fourth quarter of 2008 and first quarter of 2009, however, oil prices made some improvement in the second and third quarters of 2009.  Factors such as worldwide economic conditions and credit availability, worldwide supply disruptions, weather conditions, fluctuating currency exchange rates, and political conditions in major oil producing regions, especially the Middle East, can cause fluctuations in the price of oil. Domestic natural gas prices remained high during much of 2008 when compared to longer-term historical prices but began falling in the third quarter of 2008 and continued to fall throughout 2009, showing slight improvement late in the third quarter of 2009. North American weather conditions, the industrial and consumer demand for natural gas, economic conditions and credit availability, storage levels of natural gas, the level of liquefied natural gas imports, and the availability and accessibility of natural gas deposits in North America can cause significant fluctuations in the price of natural gas.

Income Taxes

The tax laws in the jurisdictions we operate in are continuously changing and professional judgments regarding such tax laws can differ. Under guidance contained in FASB ASC 740-10 (formerly SFAS No. 109), deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

We follow the recognition and disclosure provisions under guidance contained in FASB ASC 740-10-25 (formerly FASB Interpretation No. 48), Under this guidance, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of adopting this guidance on January 1, 2007, we reported a $1.0 million decrease to our January 1, 2007 retained earnings balance and a corresponding increase to other long-term liabilities. In the third quarter of 2009 we recognized a tax benefit and reduced other long-term liabilities by $0.3 million to reverse an accrual for penalty and interest that was originally recorded in the fourth quarter of 2008. Our current balance of unrecognized tax benefits is $1.0 million.  If recognized, these tax benefits would fully impact our effective tax rate. This benefit is likely to be recognized within the next 12 months based on expiration of the audit statutory period.

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

Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and natural gas properties (including natural gas processing facilities, capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the recognized asset retirement obligation liability) is limited to the sum of the estimated future net revenues from proved properties (excluding cash outflows from recognized assetretirement obligations, including future development and abandonment costs of wells to be drilled, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties) adjusted for related income tax effects (“Ceiling Test”). Our hedges at September 30, 2009 consisted of collars that did not materially affect this calculation.

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

New Accounting Pronouncements. On January 1, 2009 we adopted the guidance contained in FASB ASC 820-10 (formerly SFAS No. 157), for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of this guidance did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued guidance contained in FASB ASC 815-10 (formerly SFAS No. 161). This guidance changes the disclosure requirements for derivative instruments and hedging activities. This guidance requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815-10 and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Since this guidance only impacts disclosure requirements, the adoption of this guidance did not have an impact on our financial position or results of operations.

In June 2008, the FASB issued guidance contained in FASB ASC 260-10 (formerly FASB Staff Position No. EITF 03-6-1, under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. This guidance was adopted on January 1, 2009.  The adoption of this guidance did not have a material impact on our financial position, results of operations, or earnings per share.

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

•	the preceding 12-months’ average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements.
•	Disclosure of probable and possible reserves are allowed.
•	The estimation of reserves will allow the use of reliable technology that was not previously recognized by the SEC.
•	Numerous changes in reserves disclosures mandated by SEC Form 10K.

This release is effective for financial statements issued on or after January 1, 2010. In September 2009, the FASB issued an exposure draft of a proposed accounting standard update of topic 932 (“Extractive Industries – Oil and Gas) that would align the oil and gas reserve estimation and disclosure requirements of Topic 932 with the requirements of SEC release 33-8995.  These proposed amendments to Topic 932 would be effective for annual reporting periods ending on or after December 31, 2009. We are evaluating the impact of these releases on our financial position and results of operations.

In May 2009, the FASB issued guidance contained in FASB ASC 855-10 (formerly SFAS No. 165). The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the guidance for the period ending June 30, 2009, however the adoption of this guidance did not have an impact on our financial position or results of operations.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for our current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Price Collars – At September 30, 2009 we had in place price collars in effect for the January through the March 2010 contract months for natural gas. The natural gas price collars cover notional volumes of 200,000 MMBtu per month with a weighted average floor price of $4.50 per MMBtu and notional volumes of 100,000 MMBtu per month at a weighted average cap price of $6.80 per MMBtu. The fair value of these instruments at September 30, 2009 was a liability of less than $0.1 million and is recognized on the accompanying balance sheet in “Accounts payable and accrued liabilities.” There may be additional cash outflows for these price collars, as no cash premium was paid at inception of the hedge. It is possible that we may recognize a loss on our statement of operations from these price collars during the first quarter of 2010 though the amount is unknown due to the variability of natural gas prices.

Price Floors – During October 2009 we entered into additional price floors. These floors cover additional natural gas production of 1,800,000 MMBtu from January through March 2010 and 2,640,000 MMBtu from April through June 2010 with strike prices ranging between $4.55 and $4.96.

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

Interest Rate Risk. Our senior notes and senior subordinated notes both have fixed interest rates, so consequently we are not exposed to cash flow risk from market interest rate changes on these notes. At September 30, 2009, we had borrowings of $80.8 million under our credit facility, which bears a floating rate of interest and therefore is susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank’s base rate would constitute 33 basis points and would not have a material adverse effect on our 2009 cash flows based on this same level of borrowing.

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

Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first nine months of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common stock occurring during the third quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

07/01/09 – 07/31/09 (1)	9,725	$16.82	---	$---
08/01/09 – 08/31/09 (1)	340	19.35	---	---
09/01/09 – 09/30/09 (1)	858	22.55	---	---
Total	10,923	$17.35	---	$---

(1) These shares were withheld from employees to satisfy tax obligations arising upon the vesting of restricted shares.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

Effective January 1, 2010, the Texas Business Corporation Act will no longer be applicable to Texas corporations and will be supplanted by the Texas Business Organizations Code (the “TBOC”).  Swift Energy Company is a Texas corporation organized under the Texas Business Corporations Act, and has elected to become an early adopter of the TBOC prior to January 1.  In connection with that early adoption, Swift has filed a Certificate of Formation under the TBOC in place of its Restated Articles of Incorporation in order to revise all references to the former statute and names of documents created under the previous laws.  Swift has also amended its Amended and Restated Bylaws to revise all references to the former statute and names of documents created under the previous laws, and rather than requiring reference to the statutory provisions to interpret certain voting provisions, to instead explicitly include within its bylaws the text of those statutory provisions including those regarding voting for directors, which remain the same as under the previous Texas law

Item 6.                      Exhibits.

3.1*	Certificate of Formation of Swift Energy Company filed October 30, 2009.
3.2*	Second Amended and Restated Bylaws of Swift Energy Company effective October 30, 2009.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT ENERGY COMPANY (Registrant)

Date: November 3, 2009	By:	/s/ Alton D. Heckaman, Jr.
Alton D. Heckaman, Jr. Executive Vice President and Chief Financial Officer

Date: November 3, 2009	By:	/s/ David W. Wesson
David W. Wesson Controller and Principal Accounting Officer

Exhibit Index

3.1*	Certificate of Formation of Swift Energy Company filed October 30, 2009.
3.2*	Second Amended and Restated Bylaws of Swift Energy Company effective October 30, 2009.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith