Form 10-Q
period 2010-03-31
SWIFT ENERGY CO
filed 2010-05-06
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010
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
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	37,819,571 Shares (Outstanding at April 30, 2010)

SWIFT ENERGY COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets	3
	- March 31, 2010 and December 31, 2009

	Condensed Consolidated Statements of Operations	4
	- For the Three month periods ended March 31, 2010 and 2009

	Condensed Consolidated Statements of Stockholders’ Equity	5
	- For the Three month period ended March 31, 2010 and year ended December 31, 2009

	Condensed Consolidated Statements of Cash Flows	6
	- For the Three month periods ended March 31, 2010 and 2009

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	None
Item 5.	Other Information	None
Item 6.	Exhibits	33
SIGNATURES		34
Exhibit Index		35
Certification of CEO Pursuant to rule 13a-14(a)
Certification of CFO Pursuant to rule 13a-14(a)
Certification of CEO & CFO Pursuant to Section 1350

Condensed Consolidated Balance Sheets
Swift Energy Company and Subsidiaries
(in thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39,101	$38,469
Accounts receivable-
Oil and gas sales	36,515	36,343
Joint interest owners	3,131	2,590
Other Receivables	9,245	15,340
Deferred tax assets	2,926	3,171
Other current assets	17,956	12,123
Current assets held for sale	564	564
Total Current Assets	109,438	108,600

Property and Equipment:
Oil and gas, using full-cost accounting
Proved properties	3,492,107	3,421,340
Unproved properties	72,400	71,640
	3,564,507	3,492,980
Furniture, fixtures, and other equipment	37,029	37,130
	3,601,536	3,530,110
Less – Accumulated depreciation, depletion, and amortization	(2,252,776)	(2,214,146)
	1,348,760	1,315,964
Other Assets:
Deferred Charges	8,605	8,836
Other Long-Term assets	1,337	1,365
	9,942	10,201
	$1,468,140	$1,434,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$60,272	$60,823
Accrued capital costs	31,273	33,199
Accrued interest	10,439	3,745
Undistributed oil and gas revenues	5,773	5,837
Total Current Liabilities	107,757	103,604
Long-Term Debt	471,452	471,397
Deferred Income Taxes	132,606	123,577
Asset Retirement Obligation	56,193	55,298
Other Long-Term Liabilities	1,931	1,990

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	---	---
Common stock, $.01 par value, 85,000,000 shares authorized, 38,248,380 and 37,887,126 shares issued, and 37,811,529 and 37,456,603 shares outstanding, respectively	382	379
Additional paid-in capital	555,920	551,606
Treasury stock held, at cost, 436,851 and 430,523 shares, respectively	(9,626)	(9,221)
Retained earnings	150,563	136,358
Other comprehensive income (loss)	962	(223)
	698,201	678,899
	$1,468,140	$1,434,765
See accompanying Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)
Swift Energy Company and Subsidiaries
(in thousands, except share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Oil and gas sales	$110,025	$76,418
Price-risk management and other, net	(179)	(59)

	109,846	76,359

Costs and Expenses:
General and administrative, net	9,251	8,419
Depreciation, depletion, and amortization	38,274	43,934
Accretion of asset retirement obligation	954	702
Lease operating cost	18,648	19,808
Severance and other taxes	11,572	8,686
Interest expense, net	8,326	7,467
Write-down of oil and gas properties	---	79,312

	87,025	168,328

Income (Loss) from Continuing Operations Before Income Taxes	22,821	(91,969)

Provision for Income Taxes (Benefit)	8,581	(32,966)

Income (Loss) from Continuing Operations	14,240	(59,003)

Loss from Discontinued Operations, net of taxes	(35)	(126)

Net Income (Loss)	$14,205	$(59,129)

Per Share Amounts-

Basic: Income (Loss) from Continuing Operations	$0.37	$(1.90)
Loss from Discontinued Operations, net of taxes	(0.00)	(0.00)
Net Income (Loss)	$0.37	$(1.91)

Diluted: Income (Loss) from Continuing Operations	$0.37	$(1.90)
Loss from Discontinued Operations, net of taxes	(0.00)	(0.00)
Net Income (Loss)	$0.37	$(1.91)

Weighted Average Shares Outstanding	37,652	31,031

See accompanying Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Swift Energy Company and Subsidiaries
(in thousands, except share amounts)

	Common Stock (1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$313	$435,307	$(10,431)	$175,688	$-	$600,877

Stock issued for benefit plans (94,023 shares)	-	(716)	2,094	-	-	1,378
Stock options exercised (26,056 shares)	-	326	-	-	-	326
Public Stock offering (6,210,000 shares)	62	108,689	-	-	-	108,751
Purchase of treasury shares (56,662 shares)	-	-	(884)	-	-	(884)
Tax benefits from stock compensation	-	(4,041)	-	-	-	(4,041)
Employee stock purchase plan (50,690 shares)	1	724	-	-	-	725
Issuance of restricted stock (263,908 shares)	3	(3)	-	-	-	-
Amortization of stock compensation	-	11,320	-	-	-	11,320
Net loss	-	-	-	(39,330)	-	(39,330)
Other comprehensive loss	-	-	-	-	(223)	(223)
Total comprehensive loss						(39,553)
Balance, December 31, 2009	$379	$551,606	$(9,221)	$136,358	$(223)	$678,899

Stock issued for benefit plans (59,335 shares) (2)	-	242	1,271	-	-	1,513
Stock options exercised (33,174 shares) (2)	-	379	-	-	-	379
Purchase of treasury shares (65,663 shares) (2)	-	-	(1,676)	-	-	(1,676)
Employee stock purchase plan (66,564 shares) (2)	1	950	-	-	-	951
Issuance of restricted stock (261,516 shares) (2)	2	(2)	-	-	-	-
Amortization of stock compensation (2)	-	2,745	-	-	-	2,745
Net income (2)	-	-	-	14,205	-	14,205
Other comprehensive income (2)	-	-	-	-	1,185	1,185
Total comprehensive income (2)						15,390
Balance, March 31, 2010 (2)	$382	$555,920	$(9,626)	$150,563	$962	$698,201

(1)$.01 par value.
(2) Unaudited.

See accompanying Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Swift Energy Company and Subsidiaries

(in thousands)	Three Months Ended March 31,
	2010		2009
Cash Flows from Operating Activities:
Net income (loss)		$14,205		$(59,129)
Plus loss from discontinued operations, net of taxes		35		126
Adjustments to reconcile net income (loss) to net cash provided by operation activities -
Depreciation, depletion, and amortization		38,274		43,934
Write-down of oil and gas properties		---		79,312
Accretion of asset retirement obligation		954		702
Deferred income taxes		10,692		(29,866)
Stock-based compensation expense		2,364		2,029
Other		(2,557)		9,172
Change in assets and liabilities-
(Increase) decrease in accounts receivable		(713)		2,648
Increase (decrease) in accounts payable and accrued liabilities		(10,809)		536
Increase (decrease) in income taxes payable		126		(248)
Increase in accrued interest		6,694		1,518
Cash Provided by operating activities – continuing operations		59,265		50,734
Cash Provided by (used in) operating activities – discontinued operations		46		(244)
Net Cash Provided by Operating Activities		59,311		50,490

Cash Flows from Investing Activities:
Additions to property and equipment		(63,386)		(103,370)
Proceeds from the sale of property and equipment		52		40
Cash used in investing activities – continuing operations		(63,334)		(103,330)
Cash provided by investing activities – discontinued operations		5,000		---
Net Cash Used in Investing Activities		(58,334)		(103,330)

Cash Flows from Financing Activities:
Net proceeds from bank borrowings		---		56,000
Net proceeds from issuances of common stock		1,331		724
Purchase of treasury shares		(1,676)		(633)
Cash provided by (used in) financing activities – continuing operations		(345)		56,091
Cash provided by financing activities – discontinued operations		---		---
Net Cash Provided by (Used in) financing activities		(345)		56,091

Net Increase in Cash and Cash Equivalents		$632		$3,251

Cash and Cash Equivalents at Beginning of Period		38,469		283

Cash and Cash Equivalents at End of Period		$39,101		$3,534

Supplemental Disclosures of Cash Flows Information:
Cash paid during period for interest, net of amounts capitalized		$1,340		$5,652
Cash paid during period for income taxes	$	---	$	---

See accompanying Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Swift Energy Company and Subsidiaries

(1)           General Information

The condensed consolidated financial statements included herein have been prepared by Swift Energy Company (“Swift Energy” or the “Company”) and reflect necessary adjustments, all of which were of a recurring nature unless otherwise disclosed herein, and are in the opinion of our management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission.

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

Subsequent Events. We have evaluated subsequent events of our consolidated financial statements. There were no other material subsequent events requiring additional disclosure in or amendments to these financial statements.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amount of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

•	the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties and the related present value of estimated future net cash flows there-from,
•	estimates related to the collectability of accounts receivable and the credit worthiness of our customers,
•	estimates of the counterparty bank risk related to letters of credit that our customers may have issued on our behalf,
•	estimates of future costs to develop and produce reserves,
•	accruals related to oil and gas revenues, capital expenditures and lease operating expenses,
•	estimates of insurance recoveries related to property damage, and the solvency of insurance providers,
•	estimates in the calculation of stock compensation expense,
•	estimates of our ownership in properties prior to final division of interest determination,
•	the estimated future cost and timing of asset retirement obligations,
•	estimates made in our income tax calculations, and
•	estimates in the calculation of the fair value of hedging assets.

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the quarters ended March 31, 2010 and 2009, such internal costs capitalized totaled $6.0 million and $6.3 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties. For the quarters ended March 31, 2010 and 2009, capitalized interest on unproved properties totaled $1.8 million and $1.5 million, respectively. Interest not capitalized and general and administrative costs related to production and general corporate overhead are expensed as incurred.

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

Full-Cost Ceiling Test.  At the end of each quarterly reporting period, the unamortized cost of oil and natural gas properties (including natural gas processing facilities, capitalized asset retirement obligations, net of related salvage values and deferred income taxes, and excluding the recognized asset retirement obligation liability) is limited to the sum of the estimated future net revenues from proved properties (excluding cash outflows from recognized asset retirement obligations, including future development and abandonment costs of wells to be drilled, using period-end prices, adjusted for the effects of hedging, discounted at 10%, and the lower of cost or fair value of unproved properties) adjusted for related income tax effects (“Ceiling Test”). Our hedges at March 31, 2010 did not materially affect this calculation. This calculation is done on a country-by-country basis.

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

Given the volatility of oil and natural gas prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and natural gas reserves could continue to change in the near term. If oil and natural gas prices decline from our prices used in the Ceiling Test, it is possible that additional non-cash write-downs of oil and natural gas properties could occur in the future. If we have significant declines in our oil and natural gas reserves volumes, which also reduce our estimate of discounted future net cash flows from proved oil and natural gas reserves, additional non-cash write-downs of our oil and natural gas properties could occur in the future.  We cannot control and cannot predict what future prices for oil and natural gas will be, thus we cannot estimate the amount or timing of any potential future non-cash write-down of our oil and natural gas properties if a decrease in oil and/or natural gas prices were to occur.

Revenue Recognition.  Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Swift Energy uses the entitlement method of accounting in which we recognize our ownership interest in production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets. Natural gas balancing receivables are reported in “Other current assets” on the accompanying balance sheet when our ownership share of production exceeds sales.  As of March 31, 2010, we did not have any material natural gas imbalances.

Reclassification of Prior Period Balances. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and senior notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of the bank borrowings approximate the carrying amounts as of March 31, 2010 and December 31, 2009, and were determined based upon variable interest rates currently available to us for borrowings with similar terms. Based upon quoted market prices as of March 31, 2010 and December 31, 2009, the fair value of our senior notes due 2017, were $238.8 million, or 96% of face value, and 239.1 million, or 96% of face value, respectively. Based upon quoted market prices as of March 31, 2010 and December 31, 2009, the fair values of our senior notes due 2020, which were issued in November 2009, were $234.8 million, or 104% of face value and 234.0 million, or 104% of face value, respectively. The carrying value of our senior notes due 2017 was $250.0 million at March 31, 2010 and December 31, 2009, while the carrying value of our senior notes due 2020 was $221.5 million and $221.4 million at March 31, 2010 and December 31, 2009, respectively.

Accounts Receivable. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At March 31, 2010 and December 31, 2009, we had an allowance for doubtful accounts of approximately $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable” balances on the accompanying condensed consolidated balance sheets.

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

Price-Risk Management Activities. The Company follows FASB ASC 815-10, which requires that changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The guidance also establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded in the balance sheet as either an asset or a liability measured at its fair value. Hedge accounting for a qualifying hedge allows the gains and losses on derivatives to offset related results on the hedged item in the statement of operations and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Changes in the fair value of derivatives that do not meet the criteria for hedge accounting, and the ineffective portion of the hedge, are recognized currently in income.

We have a price-risk management policy to use derivative instruments to protect against declines in oil and natural gas prices, mainly through the purchase of price floors and collars. During the first quarter of 2010, we recognized a net loss of $0.5 million relating to our derivative activities.  We did not recognize any gains or losses for the first quarter of 2009. This activity is recorded in “Price-risk management and other, net” on the accompanying condensed consolidated statements of operations. Had these losses been recognized in the oil and gas sales account they would not materially change our per unit sales prices received.  At March 31, 2010, the Company had recorded $1.0 million, net of taxes of $0.6 million, of derivative gains in “Accumulated other comprehensive loss, net of income tax” on the accompanying consolidated balance sheet. This amount represents the change in fair value for the effective portion of our hedging transactions that qualified as cash flow hedges. The ineffectiveness reported in “Price-risk management and other, net” for the three months of 2010 and 2009 was not material. All amounts currently held in “Accumulated other comprehensive loss, net of income tax” will be realized within the next three months when the forecasted sale of hedged production occurs.

At March 31, 2010, we had natural gas price floors in effect for the contract months of April through June 2010 that cover natural gas production of 3,300,000 MMBtu from April through June 2010 with strike prices ranging between $4.55 and $5.00.  We also had oil price floors in effect for the contract months of April through June 2010 that cover oil production of 339,000 Boe from April through June 2010 with strike prices ranging between $73.00 and $77.56.

When we entered into these transactions discussed above, they were designated as a hedge of the variability in cash flows associated with the forecasted sale of oil and natural gas production. Changes in the fair value of a hedge that is highly effective and is designated and documented and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Accumulated other comprehensive loss, net of income tax.”  When the hedged  transactions are recorded upon the actual sale of the oil and natural gas, these gains or losses are reclassified from “Accumulated other comprehensive loss, net of income tax” and recorded in “Price-risk management and other, net” on the accompanying consolidated statements of operations. The fair value of our derivatives are computed using the Black-Scholes-Merton option pricing model and are periodically verified against quotes from brokers. The fair value of these instruments at March 31, 2010 and December 31, 2009, was $2.0 million and $0.8 million, respectively and was recognized on the accompanying consolidated balance sheet in “Other current assets.” At March 31, 2010, we had $1.0 million in receivables for concluded natural gas hedges covering April 2010 production which were recognized on the accompanying balance sheet in “Other Receivables” and were subsequently collected in April 2010.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate including our wells in which we own up to a 100% working interest.  Supervision fees, to the extent they do not exceed actual costs incurred, are recorded as a reduction to “General and administrative, net.”  Our supervision fees are based on COPAS guidelines. The amount of supervision fees charged in the first three months of 2010 and 2009 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operate was $3.0 million and $2.8 million in the first three months of 2010 and 2009, respectively

Inventories. Inventories consist primarily of tubulars and other equipment that we expect to place in service in production operations.  Inventories carried at cost (weighted average method) are included in “Other current assets” on the accompanying condensed consolidated balance sheets totaling $10.9 million at March 31, 2010 and $10.0 million at December 31, 2009.

Income Taxes. Under guidance contained in FASB ASC 740-10, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

We follow the recognition and disclosure provisions under guidance contained in FASB ASC 740-10-25, Under this guidance, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our current balance of unrecognized tax benefits is $1.0 million.  If recognized, these tax benefits would fully impact our effective tax rate. This benefit is likely to be recognized within the next 12 months due to expiration of the audit statutory period.

Our policy is to record interest and penalties relating to income taxes in income tax expense.  As of March 31, 2010, we did not have any amount accrued for interest and penalties on uncertain tax positions.

Our U.S. Federal income tax returns for 2002, 2003 and 2006 forward, our Louisiana income tax returns from 1998 forward, our New Zealand income tax returns after 2003, and our Texas franchise tax returns after 2006 remain subject to examination by the taxing authorities.  There are no material unresolved items related to periods previously audited by these taxing authorities.  No other state returns are significant to our financial position.

Accounts Payable and Accrued Liabilities. Included in “Accounts payable and accrued liabilities,” on the accompanying condensed consolidated balance sheets, at March 31, 2010 and December 31, 2009 are liabilities of approximately $3.7 million and $7.5 million, respectively, which represent the amounts by which checks issued, but not presented by vendors to the Company’s banks for collection, exceeded balances in the applicable disbursement bank accounts

Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Restricted Cash. These balances primarily include amounts held in escrow accounts to satisfy domestic plugging and abandonment obligations. As of March 31, 2010 and December 31, 2009 these assets include approximately $1.3 million in other long-term assets on the balance sheet. These amounts are restricted as to their current use, and will be released when we have satisfied all plugging and abandonment obligations in certain fields.

Accumulated Other Comprehensive Income, Net of Income Tax. We follow the guidance contained in FASB ASC 220-10, which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income or loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company.  At March 31, 2010, we recorded $1.0 million, net of taxes of $0.6 million, of derivative gains in “Accumulated other comprehensive income, net of income tax” on the accompanying consolidated balance sheet. The components of accumulated other comprehensive income and related tax effects for 2010 were as follows (in thousands):

	Gross Value	Tax Effect	Net of Tax Value

Other comprehensive loss at December 31, 2009	$(354)	$131	$(223)
Change in fair value of cash flow hedges	1,446	(534)	912
Effect of cash flow hedges settled during the period	432	(159)	273
Other comprehensive income at March 31, 2010	$1,524	$562	$962

Total comprehensive income for the first quarter of 2010 was $15.4 million, while total comprehensive loss was $59.1 million for the first quarter of 2009.

Asset Retirement Obligation. We record these obligations in accordance with the guidance contained in FASB ASC 410-20, this guidance requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. The liability is discounted from the expected date of abandonment. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated on a unit-of-production basis over the estimated oil and natural gas reserves of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement which is included in the full cost balance. This guidance requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values.

The following provides a roll-forward of our asset retirement obligation:

(in thousands)	2010	2009

Asset Retirement Obligation recorded as of January 1	$64,236	$48,785
Accretion expense	954	702
Liabilities incurred for new wells and facilities construction	25	3,234
Reductions due to sold and abandoned wells	(75)	(302)
Asset Retirement Obligation as of March 31	$65,140	$52,419

At March 31, 2010 and December 31, 2009, approximately $8.9 million, of our asset retirement obligation is classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets.

Public Stock Offering.  In August 2009, we issued 6.21 million shares of our common stock in an underwritten public offering at a price of $18.50 per share.  The gross proceeds from these sales were approximately $114.9 million, before deducting underwriting commissions and issuance costs totaling $6.1 million.

New Accounting Pronouncements.  In June 2008, the FASB issued guidance contained in FASB ASC 260-10. Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. This guidance was adopted on January 1, 2009.  The adoption of this guidance did not have a material impact on our financial position, results of operations, or earnings per share.

On January 1, 2009 we adopted the guidance contained in FASB ASC 820-10, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.  On January 1, 2010, we adopted subsequent guidance contained within ASU No. 2010-06 related to improving disclosures about fair value measurements.  The adoption of these guidelines did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued guidance contained in FASB ASC 855-10. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the guidance for the period ending June 30, 2009; and the adoption of this guidance did not have an impact on our financial position or results of operations.

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

(3)           Share-Based Compensation

We have various types of share-based compensation plans.  Refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for additional information related to these share-based compensation plans.

We follow guidance contained in FASB ASC 718 to account for share-based compensation.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  We receive an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. In accordance with guidance contained in FASB ASC 718, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  For the three months ended March 31, 2010, we did not recognize any excess tax benefit or shortfall.  For the three months ended March 31, 2009, we recognized a tax benefit shortfall of $1.5 million as restricted stock vested at a lower value than the value used to record compensation expense at the date of grant, offset by a reduction to additional paid-in capital.

Net cash proceeds from the exercise of stock options were $0.4 million for the three months ended March 31, 2010, with an actual income tax benefit of $0.1 million.  No stock options were exercised during the three month period ended March 31, 2009.

Stock compensation expense for both stock options and restricted stock issued to both employees and non-employees, which were recorded in “General and administrative, net” in the accompanying condensed consolidated statements of income, were $2.1 million and $1.8 million for the quarters ended March 31, 2010 and 2009, respectively, and stock compensation recorded in lease operating cost was $0.1 million for both of the quarters ended March 31, 2010 and 2009.  We also capitalized $0.4 million of stock compensation in the both of the quarters ended March 31, 2010 and 2009. We view all awards of stock compensation as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the service period of the award.

Stock Options

We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2010	2009

Dividend yield	0%	0%
Expected volatility	62.8%	50.5%
Risk-free interest rate	2.2%	1.8%
Expected life of options (in years)	4.4	4.5
Weighted-average grant-date fair value	$ 12.65	$ 6.32

The expected term for grants issued is based on an analysis of historical employee exercise behavior and considered all relevant factors including expected future employee exercise behavior. We have analyzed historical volatility, and based on an analysis of all relevant factors, we have used a 5.5 year look-back period to estimate expected volatility of our 2010 and 2009 stock option grants.

At March 31, 2010, there was $3.9 million of unrecognized compensation cost related to stock options which are expected to be recognized over a weighted-average period of 1.7 years. The following table represents stock option activity for the three months ended March 31, 2010:

	Shares	Wtd. Avg. Exer. Price

Options outstanding, beginning of period	1,289,194	$29.72
Options granted	258,501	$24.78
Options canceled	(24,192)	$45.33
Options exercised	(49,336)	$15.30
Options outstanding, end of period	1,474,167	$29.06
Options exercisable, end of period	882,517	$30.86

The aggregate intrinsic value and weighted average remaining contract life of options outstanding and exercisable at March 31, 2010 was $10.4 million and 6.0 years and $5.9 million and 4.1 years, respectively. Total intrinsic value of options exercised during the three months ended March 31, 2010 was $0.7 million.

Restricted Stock

The plans, as described in Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unrecognized compensation cost related to these awards is expected to be expensed over the period the restrictions lapse (generally one to three years).

The compensation expense for these awards was determined based on the closing market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of March 31, 2010, we had unrecognized compensation expense of approximately $11.4 million associated with these awards which are expected to be recognized over a weighted-average period of 2.0 years.  The grant date fair value of shares vested during the three months ended March 31, 2010 was $7.6 million.

The following table represents restricted stock activity for the three months ended March 31, 2010:

	Shares	Wtd. Avg. Grant Price

Restricted shares outstanding, beginning of period	703,856	$24.15
Restricted shares granted	346,500	$24.61
Restricted shares canceled	(23,913)	$25.57
Restricted shares vested	(261,516)	$28.91
Restricted shares outstanding, end of period	764,927	$22.69

(4)           Earnings Per Share

The Company adopted guidance in FASB ASC 260-10 on January 1, 2009.  Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Unvested share-based payments that contain non-forfeitable rights to dividends or dividend equivalents are now included in the basic weighted average share calculation under the two-class method. These shares were previously included in the diluted weighted average share calculation under the treasury stock method.

Basic earnings per share (“Basic EPS”) has been computed using the weighted average number of common shares outstanding during each period. As we recognized a net loss for the first three months of 2009, the unvested share-based payments and stock options were not recognized in diluted earnings per share (“Diluted EPS”) calculations as they would be antidilutive. Diluted EPS for the quarter ended March 31, 2010 assumes, as of the beginning of the period, exercise of stock options using the treasury stock method. Certain of our stock options that would potentially dilute Basic EPS in the future were also antidilutive for the three month period ended March 31, 2010, and are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the three month periods ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	2010			2009
	Income from continuing operations	Shares	Per Share Amount	Income from continuing operations	Shares	Per Share Amount
Basic EPS:
Income (Loss) from continuing operations, and Share Amounts	$14,240	37,652		$(59,003)	31,031
Less: Income (Loss) from continuing operations allocated to unvested shareholders	(269)	---		---	---
Income (Loss) from continuing operations allocated to common shares	$13,971	37,652	$0.37	$(59,003)	31,031	$(1.90)

Dilutive Securities:
Plus: Income (Loss) from continuing operations allocated to unvested shareholders	269	---		---	---
Less: Income (Loss) from continuing operations re-allocated to unvested shareholders	(268)	---		---	---
Stock Options	---	218		---	---
Diluted EPS:
Income (Loss) from continuing operations allocated to common shares, and assumed Share conversions	$13,972	37,870	$0.37	$(59,003)	31,031	$(1.90)

Options to purchase approximately 1.5 million shares at an average exercise price of $29.06 were outstanding at March 31, 2010, while options to purchase 1.4 million shares at an average exercise price of $29.18 were outstanding at March 31, 2009. Approximately 1.3 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended March 31, 2010, because these stock options were antidilutive, in that the sum of the stock option price, unrecognized compensation expense and excess tax benefits recognized as proceeds in the treasury stock method was greater than the average closing market price for the common shares during those periods. All of the 1.4 million stock options to purchase shares outstanding at March 31, 2009 were not included in the computation Diluted EPS for the three months ended March 31, 2009, as they would be antidilutive given the net loss from continuing operations.

(5)           Long-Term Debt

Our long-term debt as of March 31, 2010 and December 31, 2009, was as follows (in thousands):

	March 31,	December 31,
	2010	2009
Bank Borrowings	$---	$---
7-1/8% senior notes due 2017	250,000	250,000
8-7/8% senior notes due 2020	221,452	221,397
Long-Term Debt	$471,452	$471,397

Bank Borrowings. At March 31, 2010 and December 31, 2009 we had no borrowings under our $500.0 million credit facility with a syndicate of ten banks that has a borrowing base of $277.5 million, and expires in October 2011. In November 2009, the borrowing base and commitment amount were re-set at $277.5 million, a reduction from previous levels due to the issuance of our Senior Notes due 2020, and this amount was re-affirmed in May 2010.  Effective November 1, 2009, the interest rate is either (a) the lead bank’s prime rate plus applicable margin or (b) the adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin depending on the level of outstanding debt. The applicable margins have increased to escalating rates of 100 to 250 basis points above the lead bank’s prime rate and escalating rates of 200 to 350 basis points for LIBOR rate loans. The commitment fee associated with the unfunded portion of the borrowing base is set at 50 basis points.  At March 31, 2010, the lead bank’s prime rate was 4.25%.

The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $15.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $50.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX) and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. We are currently in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and natural gas properties.  Under the terms of the credit facility, we can increase the commitment amount to the total amount of the borrowing base at our discretion, subject to the terms of the credit agreement. The borrowing base amount is re-determined at least every six months and the next scheduled borrowing base review is in November 2010.

Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $0.4 million and $1.4 million for the first quarters of 2010 and 2009, respectively. The amount of commitment fees included in interest expense, net was $0.3 million and $0.1 million for the three month periods ended March 31, 2010 and 2009, respectively.

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

Interest expense on the 8-7/8% senior notes due 2020, including amortization of debt issuance costs and debt discount, totaled $5.1 million for the three months ended March 31, 2010.

               Senior Notes Due 2017. These notes consist of $250.0 million of 7-1/8% senior notes due 2017, which were issued on June 1, 2007 at 100% of the principal amount and will mature on June 1, 2017.  The notes are senior unsecured obligations that rank equally with all of our existing and future senior unsecured indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under our bank credit facility, and will rank senior to any future subordinated indebtedness of Swift Energy.  Interest on these notes is payable semi-annually on June 1 and December 1, and commenced on December 1, 2007.  On or after June 1, 2012, we may redeem some or all of these notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest,  of 103.563% of principal, declining  in twelve-month intervals to 100% in 2015 and thereafter.  In addition, prior to June 1, 2010, we may redeem up to 35% of the principal amount of the notes with the net proceeds of qualified offerings of our equity at a redemption price of 107.125% of the principal amount of the notes, plus accrued and unpaid interest.  We incurred approximately $4.2 million of debt issuance costs related to these notes, which is included in “Debt issuance costs” on the accompanying consolidated balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method.  In the event of certain changes in control of Swift Energy, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.  The terms of these notes include, among other restrictions, a limitation on how much of our own common stock we may repurchase.  We are currently in compliance with the provisions of the indenture governing these senior notes

                 Interest expense on the 7-1/8% senior notes due 2017, including amortization of debt issuance costs, totaled $4.5 million for the three months ended March 31, 2010 and 2009.

Senior Notes Due 2011. These notes consisted of $150.0 million of 7-5/8% senior subordinated notes due July 2011, which were issued on June 23, 2004. Interest on these notes was payable semiannually on January 15 and July 15.  As of December 10, 2009, we redeemed all $150.0 million of these notes.  In the fourth quarter of 2009, we recorded a charge of $4.0 million related to the redemption of these notes.  The costs were comprised of approximately $2.9 million of premium paid to redeem the notes, and $1.1 million to write-off unamortized debt issuance costs.

Interest expense on the 7-5/8% senior notes due 2011, including amortization of debt issuance costs totaled $3.0 million for the three months ended March 31, 2009.

The maturities on our long-term debt are $250.0 million in 2017 and $225.0 million in 2020.

We have capitalized interest on our unproved properties in the amount of $1.8 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.

(6)           Discontinued Operations

In December 2007, Swift Energy agreed to sell substantially all of our New Zealand assets. Accordingly, the New Zealand operations have been classified as discontinued operations in the consolidated statements of operations and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets. In June 2008, Swift Energy completed the sale of substantially all of our New Zealand assets for $82.7 million in cash after purchase price adjustments.  Proceeds from this asset sale were used to pay down a portion of our credit facility.  In August 2008, we completed the sale of our remaining New Zealand permit for $15.0 million; with three $5.0 million payments to be received six months after the sale, 18 months after the sale, and 30 months after the sale.  All payments under this sale agreement are secured by unconditional letters of credit, with the first two payments received in February 2009 and February 2010, respectively. Due to ongoing litigation, we have evaluated the situation and determined that certain revenue recognition criteria have not been met at this time for the permit sale, and have deferred the potential gain on this property sale pending final resolution of this litigation.

In accordance with guidance contained in FASB ASC 360-10, the results of operations for the New Zealand operations have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Furthermore, the assets included as part of this divestiture have been reclassified as held for sale in the consolidated balance sheets.

The book value of our remaining New Zealand permit is approximately $0.6 million at March 31, 2010.

The following table summarizes the amounts included in “Loss from discontinued operations, net of taxes” for all periods presented.  These revenues and expenses were historically reported under our New Zealand operating segment, and are now reported as discontinued operations (in thousands except per share amounts):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Other revenues	$19	$21
Total revenues	19	$21

Other operating expenses	54	76
Total expenses	$54	$76

Loss from discontinued operations before income taxes	(35)	(55)
Income tax expense	---	71
Loss from discontinued operations, net of taxes	$(35)	$(126)

Loss per common share from discontinued operations-diluted	$(0.00)	$(0.00)

Cash flow provided by (used in) operating activities	$46	$(244)

(7)           Acquisitions and Dispositions

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

In November 2009, within our South Texas core area, we entered into a joint venture agreement with a large independent oil and gas producer active in the area for development and exploitation in and around the Eagle Ford Shale in McMullen County, TX. The Company, as fee mineral owner leased a 50% working interest in approximately 26,000 gross acres to the joint venture partner. Swift Energy retains a 50% working interest in the joint venture acreage as well as its fee mineral royalty rights, and received approximately $26 million in cash consideration as well as consideration for approximately $13 million to fund future capital expenditures in the joint venture agreement, related to this transaction.  As of March 31, 2010 we had approximately $7.4 million of the $13 million consideration remaining in our balance sheet.  We used the proceeds from this joint venture to pay down a portion of the outstanding balance on our credit facility.

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

The following tables present our assets that are measured at fair value on a recurring basis during the three months ended March 31, 2010 and are categorized using the fair value hierarchy. The fair value of our oil and natural gas derivatives are computed using the Black-Scholes-Merton option pricing model and are periodically verified against quotes from brokers.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value (in millions):

	Fair Value Measurements at March 31, 2010
Assets	Total	Quoted Prices in Active markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Money Market Funds	$37.2		$37.2	$	---	$	---
Oil and Natural Gas Derivatives	$2.0	$	---	$	---		$2.0

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended December 31, 2009 (in millions):

Fair Value Reconciliation at March 31, 2010 – YTD	Hedging Contracts

Balance as of December 31, 2009	$0.8
Total gains (losses) (realized or unrealized):
Included in earnings (in Price-risk management and other, net)	(0.5)
Included in other comprehensive income	1.9
Purchases, issuances and settlements	(0.2)
Transfers in and out of Level 3	---
Balance as of March 31, 2010	$2.0

The approximate amount of total gains for the period included in earnings (in Price Risk Management and Other, net) attributable to the change in unrealized gains relating to derivatives still held at March 31, 2010	$(0.1)

(9)           Condensed Consolidating Financial Information

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

Condensed Consolidating Balance Sheets

(in thousands)	March 31, 2010
	Swift Energy Company (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries	Eliminations		Swift Energy Company Consolidated

ASSETS
Current assets	$	---	$103,766	$5,672	$	---	$109,438
Property and equipment		---	1,348,760	---		---	1,348,760
Investment in subsidiaries (equity method)		698,201	---	621,819		(1,320,020)	---
Other assets		---	9,942	80,706		(80,706)	9,942
Total assets		$698,201	$1,462,468	$708,197		$(1,400,726)	$1,468,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$	---	$97,761	$9,996	$	---	$107,757
Long-term liabilities		---	742,887	---		(80,706)	662,181
Stockholders’ equity		698,201	621,820	698,201		(1,320,020)	698,202
Total liabilities and stockholders’ equity		$698,201	$1,462,468	$708,197		$(1,400,726)	$1,468,140

(in thousands)	December 31, 2009
	Swift Energy Company (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries	Eliminations		Swift Energy Company Consolidated

ASSETS
Current assets	$	---	$102,975	$5,625	$	---	$108,600
Property and equipment		---	1,315,964	---		---	1,315,964
Investment in subsidiaries (equity method)		678,899	---	602,483		(1,286,382)	---
Other assets		---	10,201	75,850		(75,850)	10,201
Total assets		$678,899	$1,429,140	$683,958		$(1,362,232)	$1,434,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$	---	$98,545	$5,059	$	---	$103,604
Long-term liabilities		---	728,112	---		(75,850)	652,262
Stockholders’ equity		678,899	602,483	678,899		(1,286,382)	678,899
Total liabilities and stockholders’ equity		$678,899	$1,429,140	$683,958		$(1,362,232)	$1,434,765

Condensed Consolidating Statements of Income

(in thousands)	Three Months Ended March 31, 2010
	Swift Energy Company (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries		Eliminations		Swift Energy Company Consolidated

Revenues	$	---	$109,846	$	---	$	---	$109,846
Expenses		---	87,025		---		---	87,025

Income before the following:		---	22,821		---		---	22,821
Equity in net earnings of subsidiaries		14,205	---		14,240		(28,445)	---

Income from continuing operations, before income taxes		14,205	22,821		14,240		(28,445)	22,821
Income tax provision		---	8,581		---		---	8,581

Income from continuing operations		14,205	14,240		14,240		(28,445)	14,240
Loss from discontinued operations, net of taxes		---	---		(35)		---	(35)

Net income		$14,205	$14,240		$14,205		$(28,445)	$14,205

(in thousands)	Three Months Ended March 31, 2009
	Swift Energy Company (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries		Eliminations		Swift Energy Company Consolidated

Revenues	$	---	$76,359	$	---	$	---	$76,359
Expenses		---	168,328		---		---	168,328

Loss before the following:		---	(91,969)		---		---	(91,969)
Equity in net earnings of subsidiaries		(59,129)	---		(59,003)		118,132	---

Loss from continuing operations, before income taxes		(59,129)	(91,969)		(59,003)		118,132	(91,969)
Income tax benefit		---	(32,966)		---		---	(32,966)

Loss from continuing operations		(59,129)	(59,003)		(59,003)		118,132	(59,003)
Loss from discontinued operations, net of taxes		---	---		(126)		---	(126)

Net Loss		$(59,129)	$(59,003)		$(59,129)		$118,132	$(59,129)

Condensed Consolidating Statements of Cash Flow

(in thousands)	Three Months Ended March 31, 2010
	Swift Energy Company (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries	Eliminations		Swift Energy Company Consolidated

Cash flow from operations	$	---	$59,265	$46	$	---	$59,311
Cash flow from investing activities		---	(58,334)	5,000		(5,000)	(58,334)
Cash flow from financing activities		---	(345)	(5,000)		5,000	(345)

Net increase in cash		---	586	46		---	632
Cash, beginning of period		---	33,406	5,063		---	38,469

Cash, end of period	$	---	$33,992	$5,109	$	---	$39,101

(in thousands)	Three Months Ended March 31, 2009
	Swift Energy Company (Parent and Co-obligor)		Swift Energy Operating, LLC (Co-obligor)	Other Subsidiaries	Eliminations		Swift Energy Company Consolidated

Cash flow from operations	$	---	$50,734	$(244)	$	---	$50,490
Cash flow from investing activities		---	(103,438)	---		108	(103,330)
Cash flow from financing activities		---	56,091	108		(108)	56,091

Net increase (decrease) in cash		---	3,387	(136)		---	3,251
Cash, beginning of period		---	87	196		---	283

Cash, end of period	$	---	$3,474	$60	$	---	$3,534

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SWIFT ENERGY COMPANY AND SUBSIDIARIES

Item 2.

You should read the following discussion and analysis in conjunction with our financial information and our condensed consolidated financial statements and notes thereto included in this report and our Annual Report on Form 10-K for the year ended December 31, 2009. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 32 of this report.

Overview

We are an independent oil and natural gas company formed in 1979, and we are engaged in the exploration, development, acquisition and operation of oil and natural gas properties, with a focus on our reserves and production from the inland waters of Louisiana and from our onshore Louisiana and Texas properties.

We are one of the largest producers of crude oil in the state of Louisiana, due to our South Louisiana operations, with oil constituting 46% of our first quarter of 2010 production, and together with oil and natural gas liquids (“NGLs”) making up 61% of our first quarter of 2010 production.  This emphasis has allowed us to benefit from better margins for oil production than natural gas production thus far in 2010.

Unless otherwise noted, both historical information for all periods and forward-looking information provided in this Management’s Discussion and Analysis relates solely to our continuing operations located in the United States, and excludes our New Zealand discontinued operations.

First Quarter of 2010 Oil and Natural Gas Pricing

Significantly increased prices for oil and NGLs in the first quarter of 2010 have had a positive impact on our cash flow, earnings, and liquidity when compared to the same period in 2009.  Oil and NGL prices we received in 2010 were 90% and 99% higher, respectively, than the average prices we received in first quarter of 2009, while natural gas prices increased 13% in that same period.  Prices in the first quarter of 2010 also increased when compared to the fourth quarter of 2009, as oil, NGL, and natural gas prices increased 4%, 11%, and 26%, respectively.

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

We used the proceeds from this stock sale and note offering, less costs to redeem our senior notes due 2011, to pay down the outstanding balance on our credit facility.  At March 31, 2010, we have no amounts drawn under our credit facility.

Our net debt to capitalization ratio was essentially unchanged from year-end 2009, and was 38% at March 31, 2010, as compared to 39% at year-end 2009.

Operating Results – Prior Year Comparison

In the first quarter of 2010 we had revenues of $109.8 million, an increase of 44% compared to the same quarter in 2009. Our weighted average price received increased 67% to $53.81 per Boe for the first quarter of 2010 from $32.29 per Boe in the 2009 period. This $33.5 million increase in revenues from 2009 levels resulted mainly from higher oil and NGL prices during the first quarter of 2010, offset somewhat by a 14% decrease in production mainly due to natural declines in our Lake Washington field.

Our overall costs and expenses decreased in the first quarter of 2010 by $81.3 million when compared to the same period in 2009.  The 2009 period included a non-cash write-down of our oil and gas properties of $79.3 million.  Depreciation, depletion and amortization expense also decreased 13%, mainly due to lower production in the 2010 period when compared to the 2009 period.  Severance and other taxes increased 33% mainly due to increased oil and gas revenues.

Our income from continuing operations for the first quarter of 2010 was $14.2 million, while the 2009 period had a loss from continuing operations of $59.0 million.  If the $79.3 million ($50.0 million after tax) first quarter 2009 non-cash write-down of our oil and gas properties is excluded our loss after tax would have been $9.0 million.

Operating Activities

In our South Texas core area, three exploratory wells were drilled: one operated horizontal well was drilled to test the Eagle Ford shale in Webb county, one operated horizontal well was drilled to test the Eagle Ford shale in McMullen county, and one non-operated horizontal well was drilled by a joint venture partner to test the Eagle Ford shale in McMullen county.  The two operated wells were completed in the first quarter while the non-operated well was completed in April.  We also drilled and completed one shallow vertical development well in our South Texas core area during the first quarter of 2010.  Additionally in the first quarter of 2010, six vertical wells have been re-fractured.  We plan to perform 24 additional vertical re-fracture operations in 2010.

In our Southeast Louisiana core area, one of three development wells were completed in the Lake Washington field.  A fourth well encountered commercial hydrocarbons, was not completed due to mechanical reasons, and was re-drilled in April and has recently been completed.  Additionally in the first quarter of 2010, seven wells were re-completed, one gas lift modification and six sliding sleeve changes were performed.  We have six additional re-completions planned for the remainder of 2010.

In our Southeast Louisiana and South Louisiana core areas we have completed 4,000 square miles of 3D prestack seismic depth migration over our Lake Washington, Shasta, Bay de Chene, High Island, Cote Blanche Island, Horseshoe Bayou, Bayou Sale and Jeanerette fields. This depth migration and updated “salt model” has significantly improved and refined our understanding of the complex traps associated with salt bodies and will enable us to more accurately plan and position our exploratory and development wells. This seismic processing combined with seismic pore pressure prediction has allowed us to increase our confidence in well planning and drilling of wells that are deeper and larger in our Southeast Louisiana and South Louisiana areas. The improved seismic image in our Southeast Louisiana and South Louisiana core areas described above has delivered additional high value prospects which could be drilled later this year or next depending upon the commodity pricing environment.

Eagle Ford Shale Acreage

In total, our Eagle Ford Shale position encompassed  97,670 gross and 79,164 net acres prospective in our South Texas region.  A portion of this Eagle Ford acreage is below existing prospective Olmos acreage that we also hold.

Capital Expenditures

Our capital expenditures on an accrual basis were $71.4 million in the first quarter of 2010, which was an increase from $47.7 million spent on an accrual basis in the 2009 period.  The increase in the 2010 period was mainly due to additional drilling activity in our South Texas region.  These 2010 expenditures were primarily funded by $59.3 million of cash provided by operating activities from continuing operations, the use of $5.2 million in carried interests from our Eagle Ford joint venture operations, and $5.0 million of cash provided from our discontinued operations.

We currently plan to balance our 2010 accrual based capital expenditures with our 2010 cash flow and cash on hand.  Our 2010 capital expenditures are currently budgeted at $300 million to $375 million, net of minor non-core dispositions.  These expenditures are expected to include: a continuation of the horizontal well drilling program in the Olmos sands in our AWP field, an ongoing horizontal well program in the Eagle Ford shale formation in the AWP and other South Texas areas, continuing our drilling activity in our Southeast Louisiana area by targeting shallow and intermediate depth oil prospects, drilling a well in our Central Louisiana/East Texas area, continuing the recompletion program in our Southeast Louisiana core area and the fracture enhancement program in our South Texas core area.

Actions taken in response to the credit crisis and downturn in the industry

Over the last year, the Company took several steps to manage lower cash flow and provide liquidity in future periods including:

•
Raised $108.8 million, after deducting commissions and offering costs, through an underwritten public stock offering in August 2009.  We used the proceeds from this stock sale to pay down a portion of the outstanding balance on our credit facility.

•	Issued $225.0 million of senior notes due 2020 (issued at 98.389% of par) in November 2009 in order to redeem all of our $150 million of senior notes due 2011 in December 2009.
•	Continue to maintain availability under our bank credit facility. Our borrowing base and commitment amount in May 2010 was re-affirmed at $277.5 million.

Results of Continuing Operations — Three Months Ended March 31, 2010 and 2009

Revenues. Our revenues in the first quarter of 2010 increased by 44% compared to revenues in the same period in 2009, primarily due to higher commodity prices, partially offset by lower production volumes. Revenues for both periods were substantially comprised of oil and gas sales. Crude oil production was 46% of our production volumes in the first quarter of 2010 and 47% of our production in the first quarter of 2009. Natural gas production was 39% of our production volumes in the first quarter of 2010 and 40% in the first quarter of 2009.

Our properties are divided into core areas. The Southeast Louisiana core area includes the Lake Washington and Bay de Chene fields.  The Central Louisiana/East Texas core area includes the Brookeland, Masters Creek and South Bearhead Creek fields.  The South Louisiana core area includes the Cote Blanche Island, Horseshoe Bayou/Bayou Sale, Jeanerette, High Island, and Bayou Penchant fields.  The South Texas core area includes the AWP, Briscoe Ranch, Las Tiendas, and Sun TSH fields. The following table provides information regarding the changes in the sources of our oil and gas sales and volumes for the three months ended March 31, 2010 and 2009:

Regions	Oil and Gas Sales (In Millions)		Net Oil and Gas Production Volumes (MBoe)
	2010	2009	2010	2009
S. E. Louisiana	$61.4	$42.7	936	1,175
South Texas	31.5	20.2	790	755
Central Louisiana / E. Texas	9.2	7.2	161	226
South Louisiana	7.7	6.1	153	201
Strategic Growth / Other	0.2	0.2	5	9
Total	$110.0	$76.4	2,045	2,366

Oil and gas sales for the first quarter of 2010 increased by 44%, or $33.6 million, from the level of those revenues for the comparable 2009 period, and our net production volumes in the first quarter of 2010 decreased by 14%, or 0.3 MMBoe, compared to net production volumes in the first quarter of 2009. Average prices for oil increased to $78.10 per Bbl in the first quarter of 2010 from $41.15 per Bbl in the first quarter of 2009. Average natural gas prices increased to $4.74 per Mcf in the first quarter of 2010 from $4.19 per Mcf in the first quarter of 2009. Average NGL prices increased to $44.71 per Bbl in the first quarter of 2010 from $22.52 per Bbl in the first quarter of 2009.

In the first quarter of 2010, our $33.6 million increase in oil, NGL, and natural gas sales resulted from:

•
Price variances that had a $44.3 million favorable impact on sales, of which $34.9 million was attributable to the 90% increase in average oil prices received, $6.7 million was attributable to the 99% increase in NGL prices, and $2.6 million was attributable to the 13% increase in natural gas prices; and

•
Volume variances that had a $10.7 million unfavorable impact on sales, with $6.7 million of decreases attributable to the 0.2 million Bbl decrease in oil production volumes, less than a $0.1 million decrease due to the less than 0.1 million Bbl decrease in NGL production volumes and $3.9 million decrease due to the 0.9 Bcf decrease in natural gas production volumes.

The following table provides additional information regarding our quarterly oil and gas sales from continuing operations excluding any effects of our hedging activities:

	Production Volume				Average Price
	Oil (MBbl)	NGL (MBbl)	Gas (Bcf)	Combined (MBoe)	Oil (Bbl)	NGL (Bbl)	Natural gas (Mcf)

Three Months Ended March 31, 2010	945	303	4.8	2,045	$78.10	$44.71	$4.74
Three Months Ended March 31, 2009	1,108	307	5.7	2,366	$41.15	$22.52	$4.19

During the first quarter of 2010, we recorded a net loss of $0.5 million related to our derivative activities.  During the first quarter of 2009 we had no derivative instruments in place.  This activity is recorded in “Price-risk management and other, net” on the accompanying statements of operations.  Had this loss been recognized in the oil and gas sales account, our average oil price would have been $78.09 for the first quarter of 2010, and our average natural gas price would have been $4.64 for the first quarter of 2010.  Prices would not change for the first quarter of 2009 since we did not have derivative gains or losses.

Costs and Expenses. Our expenses in the first quarter of 2010 decreased $81.3 million, or 48%, compared to expenses in the same period of 2009, principally due to a first quarter of 2009 non-cash write-down on a before-tax basis of $79.3 million ($50.0 million after tax) on our oil and gas properties as a result of lower oil and natural gas prices at March 31, 2009.

Our first quarter 2010 general and administrative expenses, net, increased $0.8 million, or 10%, from the level of such expenses in the same 2009 period mainly due to an increase in stock compensation and office rent expense. For the first quarters of 2010 and 2009, our capitalized general and administrative costs totaled $6.0 million and $6.3 million, respectively. Our net general and administrative expenses per Boe produced increased to $4.52 per Boe in the first quarter of 2010 from $3.56 per Boe in the first quarter of 2009. The portion of supervision fees recorded as a reduction to general and administrative expenses was $3.0 million and $2.8 million for three month periods ended March 31, 2010 and 2009, respectively.

DD&A decreased $5.7 million, or 13%, in the first quarter of 2010, from levels in the first quarter of 2009. The decrease was primarily due to lower production.  Our DD&A rate per Boe of production was $18.72 and $18.57 in the first quarters of 2010 and 2009, respectively.

We recorded $1.0 million and $0.7 million in accretion of our asset retirement obligation in the first quarter of 2010 and 2009, respectively.

Our lease operating costs decreased $1.2 million, or 6%, compared to the level of such expenses in the same 2009 period. Lease operating costs decreased as a result of targeted cost reduction initiatives. Our lease operating costs per Boe produced were $9.12 and $8.37 in the first quarters of 2010 and 2009, respectively.

Severance and other taxes increased $2.9 million, or 33%, from levels in the first quarter of 2009. The increase in the 2010 period was due primarily to higher revenue as a result of higher commodity prices. Severance and other taxes as a percentage of oil and gas sales were approximately 10.5% and 11.4% in the first quarters of 2010 and 2009, respectively, with the decrease due to reductions in ad valorem taxes in the 2010 period.

Our total interest cost in the first quarter of 2010 was $10.1 million, of which $1.8 million was capitalized. Our total interest cost in the first quarter of 2009 was $9.0 million, of which $1.5 million was capitalized. We capitalize a portion of interest related to unproved properties. The increase in interest expense during the first quarter of 2010 was primarily due to interest on our new $225 million senior note which is at a higher interest rate than the debt that was retired in the fourth quarter of 2009.

Our overall effective tax rate was 37.6% and 35.8% for the first quarters of 2010 and 2009, respectively. The effective tax rate for the first quarters of 2010 and 2009 were higher than the U.S. federal statutory rate of 35% primarily because of state income taxes. The first quarter 2009 provision for income taxes includes a $1.1 million valuation allowance for state income tax loss carryforwards.

Income(Loss) from Continuing Operations. Our income from continuing operations for the first quarter of 2010 of $14.2 million was over 100% higher than the first quarter 2009 loss from continuing operations of ($59.0) million primarily due to the non-cash write-down of oil and gas properties in the first quarter of 2009.

Net Income (Loss). Our income in the first quarter of 2010 of $14.2 million was over 100% higher than our first quarter of 2009 net loss of ($59.1) million, due to the non-cash write-down of oil and gas properties in the first quarter of 2009.

Discontinued Operations

In December 2007, Swift Energy agreed to sell substantially all of our New Zealand assets. Accordingly, the New Zealand operations have been classified as discontinued operations in the consolidated statements of operations and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets. In June 2008, Swift Energy completed the sale of substantially all of our New Zealand assets for $82.7 million in cash after purchase price adjustments.  Proceeds from this asset sale were used to pay down a portion of our credit facility.  In August 2008, we completed the sale of our remaining New Zealand permit for $15.0 million; with three $5.0 million payments to be received six months after the sale, 18 months after the sale, and 30 months after the sale.  All payments under this sale agreement are secured by unconditional letters of credit, with the first two payments received in February 2009 and February 2010, respectively. Due to ongoing litigation, we have evaluated the situation and determined that certain revenue recognition criteria have not been met at this time for the permit sale, and have deferred the potential gain on this property sale pending final resolution of this litigation.

In accordance with guidance contained in FASB ASC 360-10, the results of operations and the non-cash asset write-down for the New Zealand operations have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Furthermore, the assets included as part of this divestiture have been reclassified as held for sale in the consolidated balance sheets.

The following table summarizes the amounts included in loss from discontinued operations for all periods presented.  These revenues and expenses were historically reported under our New Zealand operating segment, and are now reported in discontinued operations (in thousands except per share amounts):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Other revenues	$19	$21
Total revenues	19	21

Other operating expenses	54	76
Total expenses	$54	$76

Loss from discontinued operations before income taxes	(35)	(55)
Income tax expense	---	71
Loss from discontinued operations, net of taxes	$(35)	$(126)

Loss per common share from discontinued operations, net of taxes-diluted	$(0.00)	$(0.00)

Cash flow provided by (used in) operating activities	$46	$(244)

Share-Based Compensation

We follow guidance contained in FASB ASC 718 (formerly SFAS No. 123R) to account for share-based compensation. We continue to use the Black-Scholes-Merton option pricing model to estimate the fair value of stock-option awards with the following weighted-average assumptions for the indicated periods below:

	Three Months Ended March 31,
	2010	2009

Dividend yield	0%	0%
Expected volatility	62.8%	50.5%
Risk-free interest rate	2.2%	1.8%
Expected life of options (in years)	4.4	4.5
Weighted-average grant-date fair value	$12.65	$6.32

The expected term for grants issued is based on an analysis of historical employee exercise behavior and considered all relevant factors including expected future employee exercise behavior. We have analyzed historical volatility, and based on an analysis of all relevant factors, we have used a 5.5 year look-back period to estimate expected volatility of our 2010 and 2009 stock option grants.

At March 31, 2010, there was $3.9 million of unrecognized compensation cost related to stock options, which are expected to be recognized over a weighted-average period of 1.7 years, and unrecognized compensation expense of $11.4 million related to restricted stock awards which are expected to be recognized over a weighted-average period of 2.0 years. The compensation expense for restricted stock awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest.

Contractual Commitments and Obligations

We had no material changes in our contractual commitments and obligations from December 31, 2009 amounts referenced under “Contractual Commitments and Obligations” in Management’s Discussion and Analysis” in our Annual Report on form 10-K for the period ending December 31, 2009.

Commodity Price Trends and Uncertainties

Oil and natural gas prices historically have been volatile and over the last year that volatility has increased to extreme levels, and this volatility is expected to continue for 2010 and possibly future periods. The price of oil declined significantly from 2008 into the first quarter of 2009, however, oil prices made some improvement in the later part of 2009 into the first quarter 2010. Factors such as worldwide economic conditions and credit availability, worldwide supply disruptions, weather conditions, fluctuating currency exchange rates, and political conditions in major oil producing regions, especially the Middle East, can cause fluctuations in the price of oil. Domestic natural gas prices remained high during much of 2008 when compared to longer-term historical prices but began falling in 2008 and continued to fall throughout 2009, showing slight improvement in late 2009 and the first quarter of 2010. North American weather conditions, the industrial and consumer demand for natural gas, economic conditions and credit availability, storage levels of natural gas, the level of liquefied natural gas imports, and the availability and accessibility of natural gas deposits in North America can cause significant fluctuations in the price of natural gas.

Income Taxes

The tax laws in the jurisdictions we operate in are continuously changing and professional judgments regarding such tax laws can differ. Under guidance contained in FASB ASC 740-10, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

We follow the recognition and disclosure provisions under guidance contained in FASB ASC 740-10-25, Under this guidance, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Our current balance of unrecognized tax benefits is $1.0 million.  If recognized, these tax benefits would fully impact our effective tax rate. This benefit is likely to be recognized within the next 12 months based on expiration of the audit statutory period.

Liquidity and Capital Resources

Recent extreme volatility in worldwide credit and financial markets, combined with extreme volatility in prices for oil and natural gas, all of which began in 2008, may continue to have a significant impact on our cash flow, capital expenditures, and liquidity in future periods.  See “Overview – Financial Condition.”

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

2009 Debt Issuance and Debt Retirements.  We issued $225.0 million of 8-7/8% senior notes due 2020 at 98.389% of par, which equates to an effective yield to maturity of 9-1/8%, in November 2009.  The discount of $3.6 million is recorded against “Long-Term Debt” on our balance sheet and will be amortized over the life of the note. In December 2009, we redeemed all $150.0 million of 7-5/8% senior notes due 2011 and recorded a charge of $4.0 million related to the redemption of these notes.  The costs were comprised of approximately $2.9 million of premium paid to redeem the notes, and $1.1 million to write-off unamortized debt issuance costs.

Net Cash Provided by Operating Activities. For the first quarter of 2010, our net cash provided by operating activities from continuing operations was $59.3 million, representing a 17% increase as compared to $50.7 million generated during the 2009 period. The $8.5 million increase in 2010 was primarily due to an increase of $33.6 million in oil and gas sales, attributable to higher oil and natural gas prices, partially offset by lower production.

Accounts Receivable. We assess the collectability of accounts receivable, and, based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both March 31, 2010 and December 31, 2009, we had an allowance for doubtful accounts of approximately $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable” balances on the accompanying condensed consolidated balance sheets.

Existing Credit Facility. We had no borrowings under our bank credit facility at March 31, 2010, or at December 31, 2009. Our bank credit facility at March 31, 2010 consisted of a $500.0 million credit facility with a syndicate of ten banks, and expires in October 2011.

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

In light of credit market volatility, many financial institutions have experienced liquidity issues, and governments have intervened in these markets to create liquidity. We have reviewed the creditworthiness of the banks that fund our credit facility.  However, if the current credit market volatility is prolonged, future extensions of our credit facility may contain terms and interest rates not as favorable as those of our current credit facility. In November 2009, the borrowing base and commitment amount were re-set at $277.5 million, a reduction from previous levels due to the issuance of our senior notes due 2020 and was re-affirmed at this level in May 2010.  The next scheduled borrowing base review is November 2010.

Working Capital. Our working capital decreased from a surplus of $5.0 million at December 31, 2009, to a surplus of $1.7 million at March 31, 2010. The decrease primarily resulted from an increase in accrued interest related to our new Senior Notes due 2020 as well as a decrease in other receivables, partially offset by an increase in other current assets compared to prior year levels.

Debt Maturities. Our credit facility, which had no balance at March 31, 2010, expires on October 3, 2011.   Our $250.0 million of 7-1/8% senior notes mature June 1, 2017, and our $225.0  million of  8-7/8% senior notes mature January 15, 2020

Cash Used in Investing Activities. In the first quarter of 2010 our oil and gas property additions were $63.4 million. This amount decreased by $40.0 million as compared to the first quarter of 2009, primarily due to a decrease in our spending on drilling and development, predominantly in our Southeast Louisiana core area.  These 2010 expenditures were funded by $59.3 million of cash provided by operating activities from continuing operations.

We completed five of eight wells in the first quarter of 2010. A total of four development wells were drilled in our Southeast Louisiana core area with one being completed, while one development well was drilled and completed in our South Texas core area. Three exploratory wells were also drilled and completed in the South Texas core area, including one Eagle Ford joint venture well in which we have a 50% interest.

New Accounting Pronouncements

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk. Our major market risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. Significant declines in oil and natural gas prices began in the last half of 2008, and such pricing volatility has continued through 2009 with some improvement during the last half of 2009 and into 2010.

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

• Price Floors – At March 31, 2010, we had natural gas price floors in effect for the contract months of April through June 2010 that cover natural gas production of 3,300,000 MMBtu from April through June 2010 with strike prices ranging between $4.55 and $5.00.  We also had oil price floors in effect for the contract months of April through June 2010 that cover oil production of 339,000 Boe from April through June 2010 with strike prices ranging between $73.00 and $77.56.

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

Interest Rate Risk. Our senior notes and senior subordinated notes both have fixed interest rates, so consequently we are not exposed to cash flow risk from market interest rate changes on these notes. At March 31, 2010, we had no borrowings under our credit facility, which bears a floating rate of interest and therefore is susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank’s base rate would constitute 43 basis points and would not have a material adverse effect on our 2010 cash flows based on this same level of borrowing.

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

Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first three months of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SWIFT ENERGY COMPANY
PART II. - OTHER INFORMATION

Item 1.                      Legal Proceedings.

No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A.                      Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common stock occurring during the first quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

01/01/10 – 01/31/10 (1)	811	$25.33	---	$---
02/01/10 – 02/28/10 (1)	64,665	$25.52	---	---
03/01/10 – 03/31/10 (1)	187	$30.10	---	---
Total	65,663	$25.54	---	$---

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

SWIFT ENERGY COMPANY (Registrant)

Date: May 6, 2010	By:	/s/ Alton D. Heckaman, Jr.
Alton D. Heckaman, Jr. Executive Vice President and Chief Financial Officer

Date: May 6, 2010	By:	/s/ Barry S. Turcotte
Barry S. Turcotte Vice President, Controller and Principal Accounting Officer

Exhibit Index

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith