Form 10-Q/A
period 2010-09-30
SWIFT ENERGY CO
filed 2010-11-05
CIK 351817

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Swift Energy Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from Swift Energy Company’s Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 4, 2010, formatted in XBRL (eXtensible business Reporting Language):

101.INS	– XBRL Instance Document.
101.SCH	– XBRL Taxonomy Extension Schema.
101.CAL	– XBRL Taxonomy Extension Schema.
101.LAB	– XBRL Taxonomy Extension Label Linkbase.
101.PRE	– XBRL Taxonomy Extension Presentation Linkbase.

No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

PART II. OTHER INFORMATION

Item 6. Exhibits.

The exhibits set forth in the accompanying Exhibit Index have been filed as part of this form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT ENERGY COMPANY (Registrant)

Date: November 5, 2010	By:	/s/ Alton D. Heckaman, Jr.
Alton D. Heckaman, Jr. Executive Vice President and Chief Financial Officer

Date: November 5, 2010	By:	/s/ Barry S Turcotte
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

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Company’s quarterly Report on form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*           Filed herewith
**           Exhibit filed with Swift Energy’s Quarterly Report on form 10-Q filed on November 4, 2010.