Form 10-Q
period 2013-03-31
SWIFT ENERGY CO
filed 2013-05-02
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	43,358,059 Shares (Outstanding at April 30, 2013)

SWIFT ENERGY COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Condensed Consolidated Balance Sheets
Swift Energy Company and Subsidiaries (in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$248	$170
Accounts receivable	73,209	67,318
Deferred tax asset	2,757	5,679
Other current assets	8,085	7,370
Total Current Assets	84,299	80,537

Property and Equipment:
Property and Equipment, including $94,223 and $92,579 of unproved property costs not being amortized, respectively	5,337,272	5,192,793
Less – Accumulated depreciation, depletion, and amortization	(2,908,302)	(2,847,773)
Property and Equipment, Net	2,428,970	2,345,020
Other Long-Term Assets	17,930	18,504
Total Assets	$2,531,199	$2,444,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$69,656	$75,378
Accrued capital costs	90,042	73,190
Accrued interest	13,059	21,362
Undistributed oil and gas revenues	7,110	7,550
Total Current Liabilities	179,867	177,480

Long-Term Debt	987,168	916,934
Deferred Tax Liabilities	226,286	223,243
Asset Retirement Obligation	79,523	79,643
Other Long-Term Liabilities	10,069	9,901

Commitments and Contingencies	—	—

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 43,861,012 and 43,450,367 shares issued, and 43,356,040 and 42,930,071 shares outstanding, respectively	439	435
Additional paid-in capital	750,697	747,868
Treasury stock held, at cost, 504,972, and 520,296 shares, respectively	(12,471)	(13,855)
Retained earnings	309,621	302,412
Total Stockholders’ Equity	1,048,286	1,036,860
Total Liabilities and Stockholders’ Equity	$2,531,199	$2,444,061

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)
Swift Energy Company and Subsidiaries (in thousands, except per-share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Oil and gas sales	$146,477	$136,142
Price-risk management and other, net	(240)	(264)
Total Revenues	146,237	135,878

Costs and Expenses:
General and administrative, net	12,725	11,883
Depreciation, depletion, and amortization	60,120	61,363
Accretion of asset retirement obligation	1,775	1,112
Lease operating cost	27,424	24,619
Transportation and gas processing	6,030	4,594
Severance and other taxes	9,775	12,960
Interest expense, net	16,802	13,465
Total Costs and Expenses	134,651	129,996

Income Before Income Taxes	11,586	5,882

Provision for Income Taxes	4,377	2,312

Net Income	$7,209	$3,570

Per Share Amounts-

Basic: Net Income	$0.16	$0.08

Diluted: Net Income	$0.16	$0.08

Weighted Average Shares Outstanding - Basic	43,167	42,674

Weighted Average Shares Outstanding - Diluted	43,323	42,874

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Swift Energy Company and Subsidiaries (in thousands)

	Three Months Ended March 31,
	2013	2012
Net Income:	$7,209	$3,570

Other Comprehensive Income:
Unrealized gains related to price risk management transactions, before taxes	—	212
Provision for income taxes	—	77
Unrealized gains related to price risk management transactions, net of taxes	—	135

Less: reclassification of losses on price risk management transactions to net income, before taxes	—	198
Benefit for income taxes	—	72
Reclassification of losses on price risk management transactions to net income, net of taxes	—	126

Other comprehensive income, before income taxes	—	410
Provision for income taxes	—	149
Other comprehensive income, net of taxes	—	261

Comprehensive Income	$7,209	$3,831

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Swift Energy Company and Subsidiaries (in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance, December 31, 2011	$430	$726,956	$(12,350)	$281,473	$996,509
Stock issued for benefit plans (50,987 shares)	—	354	1,300	—	1,654
Stock options exercised (63,040 shares)	1	635	—	—	636
Purchase of treasury shares (86,812 shares)	—	—	(2,805)	—	(2,805)
Tax benefits from share-based compensation	—	175	—	—	175
Employee stock purchase plan (42,624 shares)	—	1,076	—	—	1,076
Issuance of restricted stock (375,157 shares)	4	(4)	—	—	—
Amortization of share-based compensation	—	18,676	—	—	18,676
Net Income	—	—	—	20,939	20,939
Balance, December 31, 2012	$435	$747,868	$(13,855)	$302,412	$1,036,860

Stock issued for benefit plans (104,890 shares) (1)	—	(1,171)	2,793	—	1,622
Purchase of treasury shares (89,566 shares) (1)	—	—	(1,409)	—	(1,409)
Tax benefits from share-based compensation (1)	—	(1,587)	—	—	(1,587)
Employee stock purchase plan (72,273 shares) (1)	1	945	—	—	946
Issuance of restricted stock (338,372 shares) (1)	3	(3)	—	—	—
Amortization of share-based compensation (1)	—	4,645	—	—	4,645
Net Income (1)	—	—	—	7,209	7,209
Balance, March 31, 2013 (1)	$439	$750,697	$(12,471)	$309,621	$1,048,286

(1) Unaudited

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Swift Energy Company and Subsidiaries (in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$7,209	$3,570
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation, depletion, and amortization	60,120	61,363
Accretion of asset retirement obligation	1,775	1,112
Deferred income taxes	4,377	2,312
Share-based compensation expense	3,015	3,629
Other	(3,864)	(2,889)
Change in assets and liabilities-
(Increase) decrease in accounts receivable	(5,191)	3,193
Increase (decrease) in accounts payable and accrued liabilities	3,085	(7,913)
Decrease in accrued interest	(8,303)	(594)
Net Cash Provided by Operating Activities	62,223	63,783

Cash Flows from Investing Activities:
Additions to property and equipment	(132,981)	(187,915)
Proceeds from the sale of property and equipment	999	532
Net Cash Used in Investing Activities	(131,982)	(187,383)

Cash Flows from Financing Activities:
Net proceeds from bank borrowings	70,300	—
Net proceeds from issuances of common stock	946	1,329
Purchase of treasury shares	(1,409)	(2,636)
Net Cash Provided by (Used in) Financing Activities	69,837	(1,307)

Net increase (decrease) in Cash and Cash Equivalents	78	(124,907)

Cash and Cash Equivalents at Beginning of Period	170	251,696

Cash and Cash Equivalents at End of Period	$248	$126,789

Supplemental Disclosures of Cash Flows Information:

Cash paid during period for interest, net of amounts capitalized	$24,626	$13,415

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Swift Energy Company and Subsidiaries

(1)           General Information

The condensed consolidated financial statements included herein have been prepared by Swift Energy Company (“Swift Energy,” the “Company,” or “we”) and reflect necessary adjustments, all of which were of a recurring nature unless otherwise disclosed herein, and are in the opinion of our management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission.

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

Subsequent Events. We have evaluated subsequent events of our consolidated financial statements. On May 1, 2013 we disposed of our Brookeland field and received cash proceeds of $5.8 million. This disposition also included the buyer's assumption of our plugging and abandonment liability for which we were carrying $11.3 million, at March 31, 2013, in our accompanying condensed consolidated balance sheet. There were no other material subsequent events requiring additional disclosure in these financial statements.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

•	the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties and the related present value of estimated future net cash flows there-from,

•	estimates related to the collectability of accounts receivable and the credit worthiness of our customers,

•	estimates of the counterparty bank risk related to letters of credit that our customers may have issued on our behalf,

•	estimates of future costs to develop and produce reserves,

•	accruals related to oil and gas sales, capital expenditures and lease operating expenses,

•	estimates of insurance recoveries related to property damage, and the solvency of insurance providers,

•	estimates in the calculation of share-based compensation expense,

•	estimates of our ownership in properties prior to final division of interest determination,

•	the estimated future cost and timing of asset retirement obligations,

•	estimates made in our income tax calculations,

•	estimates in the calculation of the fair value of hedging assets, and

•	estimates in the assessment of current litigation claims against the company.

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

We are subject to legal proceedings, claims, liabilities and environmental matters that arise in the ordinary course of business. We accrue for losses when such losses are considered probable and the amounts can be reasonably estimated.

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended March 31, 2013 and 2012, such internal costs capitalized totaled $9.1 million and $8.3 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties. For the three months ended March 31, 2013 and 2012, capitalized interest on unproved properties totaled $1.9 million and $2.0 million, respectively. Interest not capitalized and general and administrative costs related to production and general corporate overhead are expensed as incurred.

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances.

(in thousands)	March 31, 2013	December 31, 2012
Property and Equipment
Proved oil and gas properties	$5,201,142	$5,058,524
Unproved oil and gas properties	94,223	92,579
Furniture, fixtures, and other equipment	41,907	41,690
Less – Accumulated depreciation, depletion, and amortization	(2,908,302)	(2,847,773)
Property and Equipment, Net	$2,428,970	$2,345,020

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

Given the volatility of oil and natural gas prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and natural gas reserves could continue to change in the near term. If oil and natural gas prices decline from our prices used in the Ceiling Test, it is reasonably possible that non-cash write-downs of oil and natural gas properties would occur in the future. If we have significant declines in our oil and natural gas reserves volumes, which also reduces our estimate of discounted future net cash flows from proved oil and natural gas reserves, non-cash write-downs of our oil and natural gas properties would occur in the future. We cannot control and cannot predict what future prices for oil and natural gas will be, thus we cannot estimate the amount or timing of any potential future non-cash write-down of our oil and natural gas properties if a decrease in oil and/or natural gas prices were to occur.

Revenue Recognition. Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Swift Energy uses the entitlement method of accounting in which we recognize our ownership interest in production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets. Natural gas balancing receivables are reported in “Other current assets” on the accompanying condensed consolidated balance sheets when our ownership share of production exceeds sales. As of March 31, 2013 and December 31, 2012, we did not have any material natural gas imbalances.

Reclassification of Prior Period Balances. Certain reclassifications have been made to prior period amounts to conform to the current-year presentation.

Accounts Receivable. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At March 31, 2013 and December 31, 2012, we had an allowance for doubtful accounts of approximately $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable” balance on the accompanying condensed consolidated balance sheets.

At March 31, 2013, our “Accounts receivable” balance included $54.9 million for oil and gas sales, $3.9 million for joint interest owners and $14.4 million for other receivables. Included in other receivables are amounts related to insurance claims that were deemed probable of collection. At December 31, 2012, our “Accounts receivable” balance included $53.9 million for oil and gas sales, $3.6 million for joint interest owners and $9.8 million for other receivables.

Debt Issuance Costs. Legal fees, accounting fees, underwriting fees, printing costs, and other direct expenses associated with extensions of our bank credit facility and public debt offerings were capitalized and are amortized on an effective interest basis over the life of each of the respective note offerings and credit facility.

The 7.125% senior notes due in 2017 mature on June 1, 2017, and the balance of their issuance costs at March 31, 2013, was $2.1 million. The 8.875% senior notes due in 2020 mature on January 15, 2020, and the balance of their issuance costs at March 31, 2013, was $3.9 million. The 7.875% senior notes due in 2022 mature on March 1, 2022, and the balance of their issuance costs at March 31, 2013, was $6.9 million. The balance of revolving credit facility issuance costs at March 31, 2013, was $4.0 million.

In October 2012, we extended our credit facility and changed the composition of the banks included in our syndicate. Due to this change we recorded a reduction in our unamortized debt issuance costs of $0.7 million, which were included in "Other Long-Term Assets” on the accompanying condensed consolidated balance sheet as of December 31, 2012.

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

Prior to January 1, 2013, the Company had elected hedge accounting on all derivative instruments. As of December 31, 2012, the Company did not have any outstanding derivatives. For all derivatives entered into after January 1, 2013, the Company elected not to apply hedge accounting. The changes in the fair value of derivatives are now recognized in "Price-risk management and other, net” on the accompanying condensed consolidated statements of operations.

We have a price-risk management policy to use derivative instruments to protect against declines in oil and natural gas prices, mainly through the purchase of price floors and collars. Prior to January 1, 2013, all hedges were designated as a hedge of the variability in cash flows associated with the forecasted sale of oil and natural gas production. Changes in the fair value of a hedge that was highly effective and was designated, documented and qualified as a cash flow hedge, to the extent that the hedge was effective, were recorded in “Accumulated other comprehensive income, net of income tax.” When the hedged transactions were recorded upon the actual sale of the oil and natural gas, those gains or losses were reclassified from “Accumulated other comprehensive income, net of income tax” and were recorded in “Price-risk management and other, net.” Changes in the fair value of derivatives that did not meet the criteria for hedge accounting, and the ineffective portion of the hedge for which hedge accounting was elected, was recognized in "Price-risk management and other, net."

During the three months ended March 31, 2013 and 2012, we recognized a net loss of $0.3 million and $0.4 million, respectively, relating to our derivative activities. This activity is recorded in “Price-risk management and other, net” on the accompanying condensed consolidated statements of operations. Had these amounts been recognized in the oil and gas sales account they would not have materially changed our per unit sales prices received. The ineffectiveness for the three months ended March 31, 2012, was not material.

The fair values of our derivatives are computed using the Black-Scholes-Merton option pricing model and are periodically verified against quotes from brokers. The fair value of these instruments at March 31, 2013 was $0.4 million which was recognized on the accompanying condensed consolidated balance sheet in “Other current assets.” At March 31, 2013, we also had $0.2 million in receivables for concluded oil hedges covering March 2013 production which were recognized on the accompanying balance sheet in “Accounts receivable” and were subsequently collected in April 2013.

At March 31, 2013, we had natural gas price floors in effect that cover natural gas production of 2,550,000 MMBtu from April 2013 through June 2013 with strike prices ranging from of $3.65 per MMBtu to $4.07 per MMBtu. We also had oil price floors in effect that cover oil production of 225,000 barrels from April 2013 through June 2013 with a strike price of $93.60 per barrel.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate including our wells in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net” on the accompanying condensed consolidated statements of operations. Our supervision fees are based on COPAS industry guidelines. The amount of supervision fees charged for the three months ended March 31, 2013 and 2012 we did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $2.8 million in the three months ended March 31, 2013 and 2012, respectively.

Inventories. Inventories consist primarily of tubulars and other equipment and supplies that we expect to place in service in production operations. Inventories carried at cost (weighted average method) are included in “Other current assets” on the accompanying condensed consolidated balance sheets totaling $2.5 million and $5.6 million at March 31, 2013 and December 31, 2012, respectively.

Income Taxes. Under guidance contained in FASB ASC 740-10, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

We follow the recognition and disclosure provisions under guidance contained in FASB ASC 740-10-25. Under this guidance, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2013, we did not have any accrued liability for uncertain tax positions.

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

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	March 31, 2013	December 31, 2012
Trade accounts payable (1)	$23,073	$31,128
Accrued operating expenses	20,401	14,647
Accrued payroll costs	6,842	12,297
Asset retirement obligation – current portion	8,779	7,134
Accrued taxes	7,285	5,373
Other payables	3,276	4,799
Total accounts payable and accrued liabilities	$69,656	$75,378
(1) Included in “trade accounts payable” are liabilities of approximately $11.3 million and $13.3 million at March 31, 2013 and December 31, 2012, respectively, for outstanding checks.

Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Restricted Cash. These balances primarily include amounts held in escrow accounts to satisfy domestic plugging and abandonment obligations. As of March 31, 2013 and December 31, 2012, these assets were approximately $1.0 million, respectively. These amounts are restricted as to their current use, and will be released when we have satisfied all plugging and abandonment obligations in certain fields. Restricted cash balances are reported in “Other Long-Term Assets” on the accompanying condensed consolidated balance sheets.

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

The following provides a roll-forward of our asset retirement obligation (in thousands):

2013
Asset Retirement Obligation recorded as of January 1	$86,777
Accretion expense	1,775
Liabilities incurred for new wells and facilities construction	563
Reductions due to abandoned wells and facilities	(884)
Revisions in estimates	71
Asset Retirement Obligation as of March 31,	$88,302

At March 31, 2013 and December 31, 2012, approximately $8.8 million and $7.1 million of our asset retirement obligation was classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets.

New Accounting Pronouncements. There are no material new accounting pronouncements that have been issued but not yet adopted as of March 31, 2013.

(3)           Share-Based Compensation

We have various types of share-based compensation plans. Refer to our definitive proxy statement for our annual meeting of shareholders filed with the SEC on April 5, 2013, as well as Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for additional information related to these share-based compensation plans.

We follow guidance contained in FASB ASC 718 to account for share-based compensation.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the market value on the exercise date over the exercise price of the options. We receive an additional tax deduction when restricted stock awards vest at a higher value than the value used to recognize compensation expense at the date of grant. In accordance with guidance contained in FASB ASC 718, we are required to report excess tax benefits from the award of equity instruments as financing cash flows. For the three months ended March 31, 2013 and 2012, we did not recognize any excess tax benefit or shortfall in earnings.

There were no stock option exercises for the three months ended March 31, 2013. Net cash proceeds from the exercise of stock options was $0.3 million for the three months ended March 31, 2012. The actual income tax benefit from stock option exercises was $0.1 million for the three months ended March 31, 2012.

Share-based compensation expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations, was $2.8 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. Share-based compensation recorded in lease operating cost was $0.1 million for the three months ended March 31, 2013 and 2012. We also capitalized $1.6 million and $1.3 million of share-based compensation for the three months ended March 31, 2013 and 2012, respectively. We view all stock options and restricted stock awards as a single award with an expected life equal to the average expected life of component awards and amortize the award on a straight-line basis over the life of the award.

Stock Options

We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards with the following weighted-average assumptions for options issued during the indicated periods:

Three Months Ended March 31,
2012
Dividend yield	0%
Expected volatility	61.2%
Risk-free interest rate	0.8%
Expected life of options (in years)	4.4
Weighted-average grant-date fair value	$15.96

During the first three months of 2013 no stock options were granted. The expected term for grants issued considers all relevant factors including historical and expected future employee exercise behavior. We have analyzed historical volatility, and based on an analysis of all relevant factors, we have used a 5.5 year look-back period to estimate expected volatility of our stock option grants.

At March 31, 2013, we had $2.3 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.2 years. The following table represents stock option activity for the three months ended March 31, 2013:

	Shares	Wtd. Avg. Exercise Price
Options outstanding, beginning of period	1,585,594	$33.13
Options granted	—	$—
Options canceled	(22,695)	$45.01
Options exercised	—	$—
Options outstanding, end of period	1,562,899	$32.96
Options exercisable, end of period	1,263,903	$32.49

The aggregate intrinsic value and weighted average remaining contract life of options outstanding and exercisable at March 31, 2013 was $0.1 million and 5.8 years and $0.1 million and 5.2 years, respectively.

Restricted Stock Awards

The plans, as described in Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unrecognized compensation cost related to these awards is expected to be expensed over the period the restrictions lapse (generally one to three years).

The compensation expense for these awards was determined based on the closing market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of March 31, 2013, we had unrecognized compensation expense of $20.3 million related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.0 years. The grant date fair value of shares vested during the three months ended March 31, 2013 was $11.2 million.

The following table represents restricted stock award activity for the three months ended March 31, 2013:

	Shares	Wtd. Avg. Grant Price
Restricted shares outstanding, beginning of period	896,164	$33.38
Restricted shares granted	575,080	$15.47
Restricted shares canceled	(3,235)	$34.67
Restricted shares vested	(338,372)	$33.14
Restricted shares outstanding, end of period	1,129,637	$24.34

Performance-Based Restricted Stock Units

In the first quarter of 2013, our executive compensation program was modified and, for the first time, performance-based restricted stock units were granted containing pre-determined market and performance conditions with a three-year cliff vesting period. We granted 189,700 of these units at a 100% of target payout while the conditions of the grant allow for a payout ranging between no payout and 200% of target.

The compensation expense for the market condition is recorded over a three-year vesting period and is based on a grant date valuation using a Monte-Carlo simulation. The unrecognized compensation expense related to these shares is approximately $2.0 million as of March 31, 2013. The performance condition is remeasured quarterly and compensation expense is recorded based on the closing market price of our stock on the date of grant per unit multiplied by the expected payout level. The payout level is calculated based on actual performance achieved during the performance period compared to a defined peer group. We recorded $0.1 million of share-based compensation expense and capitalized less than $0.1 million of share-based compensation expense related to our restricted stock units for the three months ended March 31, 2013.

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

Basic EPS has been computed using the weighted average number of common shares outstanding during each period. Diluted EPS for the three months ended March 31, 2013 and 2012 assumes, as of the beginning of the period, exercise of stock options using the treasury stock method. Diluted EPS also assumes conversion of performance-based restricted stock units to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the contingency period. Certain of our stock options that would potentially dilute Basic EPS in the future were also antidilutive for the three months ended March 31, 2013 and 2012, and are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Income and Share Amounts	$7,209	43,167		$3,570	42,674
Less: Income allocated to unvested shares	(165)			(74)
Income allocated to common shares	$7,044	43,167	$0.16	$3,496	42,674	$0.08
Dilutive Securities:
Plus: Income allocated to unvested shares	165			74
Less: Income re-allocated to unvested shares	(165)			(74)
Stock Options		34			200
Restricted Stock Units		122			—
Diluted EPS:
Income allocated to common shares, and assumed share conversions	$7,044	43,323	$0.16	$3,496	42,874	$0.08

Options to purchase approximately 1.6 million shares at an average exercise price of $32.96 were outstanding at March 31, 2013, while options to purchase approximately 1.7 million shares at an average exercise price of $32.56 were outstanding at March 31, 2012. Approximately 1.4 million and 0.9 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended March 31, 2013 and 2012, respectively, because these stock options were antidilutive. Approximately 0.3 million shares related to performance-based restricted stock units that could be converted to common shares in the future based on predetermined performance and market goals were not included in the computation of Diluted EPS for the three months ended March 31, 2013, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.

(5)           Long-Term Debt

Our long-term debt as of March 31, 2013 and December 31, 2012, was as follows (in thousands):

	March 31, 2013	December 31, 2012
7.125% senior notes due in 2017	$250,000	$250,000
8.875% senior notes due in 2020 (1)	222,219	222,147
7.875% senior notes due in 2022 (1)	405,249	405,387
Bank Borrowings due in 2017	109,700	39,400
Long-Term Debt (1)	$987,168	$916,934
(1) Amounts are shown net of any debt discount or premium

As of March 31, 2013, our bank borrowings of $109.7 million are due in 2017. The maturities on our senior notes are $250.0 million in 2017, $225.0 million in 2020 and $400.0 million in 2022.

We have capitalized interest on our unproved properties in the amount of $1.9 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.

Bank Borrowings. Effective April 26, 2013, we renewed the maturity of our $500.0 million credit facility with a syndicate of 11 banks through November 1, 2017. The borrowing base and commitment amount of $450.0 million remained unchanged.

We had $109.7 million and $39.4 million in outstanding borrowings under our credit facility at March 31, 2013 and December 31, 2012, respectively. The interest rate on our credit facility is either (a) the lead bank’s prime rate plus an applicable margin or (b) the Eurodollar rate plus an applicable margin. However with respect to (a), if the lead bank’s prime rate is not higher than each of the federal funds rate plus 0.5%, and the adjusted London Interbank Offered Rate (“LIBOR”) plus 1%, the greatest of these three rates will then apply. The applicable margins vary depending on the level of outstanding debt with escalating rates of 50 to 150 basis points above the Alternative Base Rate and escalating rates of 150 to 250 basis points for Eurodollar rate loans. At March 31, 2013, the lead bank’s prime rate was 3.25% and the commitment fee associated with the credit facility was 3.75%.

The terms of our credit facility include, among other restrictions, a limitation on the level of cash dividends (not to exceed $15.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $50.0 million, requirements as to maintenance of certain minimum financial ratios (principally pertaining to adjusted working capital ratios and EBITDAX) and limitations on incurring other debt. Since inception, no cash dividends have been declared on our common stock. As of March 31, 2013, we were in compliance with the provisions of this agreement. The credit facility is secured by our domestic oil and natural gas properties. Under the terms of the credit facility, the commitment amount can be less than or equal to the total amount of the borrowing base with unanimous consent of the bank group as it might change from time to time.

Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.2 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. The amount of commitment fees included in interest expense, net was $0.3 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

In October 2012, we extended our credit facility and changed the composition of the banks included in our syndicate. Due to this change we recorded a reduction in our unamortized debt issuance costs of $0.7 million, which is recorded in "Other Long-Term Assets” on the accompanying consolidated balance sheets for the year ended December 31, 2012.

Senior Notes Due In 2022. These notes consist of $400.0 million of 7.875% senior notes that will mature on March 1, 2022. On November 30, 2011, we issued $250.0 million of these senior notes at a discount of $2.1 million or 99.156% of par, which equates to an effective yield to maturity of 8%. The original discount of $2.1 million is recorded in “Long-Term Debt” on our consolidated balance sheets and will be amortized over the life of the notes using the effective interest method. On October 3, 2012, we issued an additional $150.0 million of these senior notes at 105% of par, which equates to a yield to worst of 6.993%. The premium of $7.5 million is recorded in “Long-Term Debt” on our consolidated balance sheets and will be amortized over the life of the notes using the effective interest method. The notes are senior unsecured obligations that rank equally with all of our existing and future senior unsecured indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under our bank credit facility, and will rank senior to any future subordinated indebtedness of Swift Energy. Payment of interest on these notes is payable semi-annually on March 1 and September 1 and commenced on March 1, 2012. On or after March 1, 2017, we may redeem some or all of these notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 103.938% of principal, declining  in twelve-month intervals to 100% in 2020 and thereafter. In addition, prior to March 1, 2015, we may redeem up to 35% of the principal amount of the notes with the net proceeds of qualified offerings of our equity at a redemption price of 107.875% of the principal amount of the notes, plus accrued and unpaid interest. We incurred approximately $7.4 million of debt issuance costs related to these notes, which is included in “Other Long–Term Assets” on the accompanying condensed consolidated balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method. In the event of certain changes in control of Swift Energy, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates, consolidate, merge or transfer all or substantially all of our assets. We were in compliance with the provisions of the indenture governing these senior notes as of March 31, 2013.

Interest expense on the senior notes due in 2022, including amortization of debt issuance costs and debt premium, totaled $7.9 million and $5.0 million for the three months ended March 31, 2013 and 2012, respectively.

Senior Notes Due In 2020. These notes consist of $225.0 million of 8.875% senior notes issued at 98.389% of par, which equates to an effective yield to maturity of 9.125%. The notes were issued on November 25, 2009 with an original discount of $3.6 million and will mature on January 15, 2020. The original discount of $3.6 million is recorded in “Long-Term Debt” on our condensed consolidated balance sheets and will be amortized over the life of the notes using the effective interest method. The notes are senior unsecured obligations that rank equally with all of our existing and future senior unsecured indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under our bank credit facility, and will rank senior to any future subordinated indebtedness of Swift Energy. Payment of interest on these notes is payable semi-annually on January 15 and July 15 and commenced on November 25, 2009. On or after January 15, 2015, we may redeem some or all of these notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest,  of 104.438% of principal, declining  in twelve-month intervals to 100% in 2018 and thereafter. In addition, prior to January 15, 2013, we could have redeemed up to 35% of the principal amount of the notes with the net proceeds of qualified offerings of our equity at a redemption price of 108.875% of the principal amount of the notes, plus accrued and unpaid interest. We incurred approximately $5.0 million of debt issuance costs related to these notes, which is included in “Other Long–Term Assets” on the accompanying condensed consolidated balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method. In the event of certain changes in control of Swift Energy, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates, consolidate, merge or transfer all or substantially all of our assets. We were in compliance with the provisions of the indenture governing these senior notes as of March 31, 2013.

Interest expense on the senior notes due in 2020, including amortization of debt issuance costs and debt discount, totaled $5.2 million for the three months ended March 31, 2013 and 2012, respectively.

Senior Notes Due In 2017. These notes consist of $250.0 million of 7.125% senior notes due in 2017, which were issued on June 1, 2007 at 100% of the principal amount and will mature on June 1, 2017. The notes are senior unsecured obligations that rank equally with all of our existing and future senior unsecured indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under our bank credit facility, and will rank senior to any future subordinated indebtedness of Swift Energy. Payment of interest on these notes is payable semi-annually on June 1 and December 1, and commenced on December 1, 2007. We may redeem some or all of these notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 103.563% of the principal, starting on June 1, 2015 and declining in twelve-month intervals to 100% on June 1, 2015 and thereafter. We incurred approximately $4.2 million of debt issuance costs related to these notes, which is included in “Other Long-Term Assets” on the accompanying condensed consolidated balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method. In the event of certain changes in control of Swift Energy, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates, consolidate, merge or transfer all or substantially all of our assets. We were in compliance with the provisions of the indenture governing these senior notes as of March 31, 2013.

Interest expense on the senior notes due in 2017, including amortization of debt issuance costs, totaled $4.6 million for the three months ended March 31, 2013 and 2012, respectively.

(6)           Acquisitions and Dispositions

There were no material acquisitions or dispositions in the three months ended March 31, 2013 and 2012, respectively.

(7)           Fair Value Measurements

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

Based upon quoted market prices as of March 31, 2013 and December 31, 2012, the fair value and carrying value of our senior notes was as follows (in millions):

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
7.125% senior notes due in 2017	$256.4	$250.0	$258.1	$250.0
8.875% senior notes due in 2020	$241.4	$222.2	$244.4	$222.1
7.875% senior notes due in 2022	$428.6	$405.2	$424.0	$405.4

Notes to Condensed Consolidated Financial Statements
Swift Energy Company and Subsidiaries (continued)

Our senior notes due in 2017, 2020 and 2022 are stated at carrying value on our financial statements, net of any discount or premium. If we recorded these notes at fair value they would be level 1 in our fair value hierarchy as they are traded in an active market with quoted prices for identical instruments.

The following table presents our assets that are measured at fair value as of March 31, 2013, and are categorized using the fair value hierarchy. At December 31, 2012, the Company did not have any derivative instruments. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value (in millions):

	Fair Value Measurements at
	Total Assets (Liabilities)	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Natural Gas Floors	$0.1	$—	$0.1	$—
Oil Floors	$0.3	$—	$0.3	$—

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

(8)           Condensed Consolidating Financial Information

Swift Energy Company (the parent) is the issuer and Swift Energy Operating, LLC (a wholly owned indirect subsidiary of Swift Energy Company) is the sole guarantor of our senior notes due in 2017, 2020 and 2022. Swift Energy Company does not have any independent assets or operations. The guarantees on our senior notes due in 2017, 2020 and 2022 are full and unconditional. All subsidiaries of Swift Energy Company, other than Swift Energy Operating, LLC, are minor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial information and our consolidated financial statements and accompanying notes included in this report and our annual reports on Form 10-K for the years ended December 31, 2012 and 2011. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 25 of this report.

Overview

We are an independent oil and natural gas company formed in 1979, and we are engaged in the exploration, development, acquisition and operation of oil and natural gas properties, with a focus on our reserves and production from our Texas properties as well as onshore and inland waters of Louisiana. We are one of the largest producers of crude oil in the state of Louisiana, and hold a large acreage position in Texas prospective for Eagle Ford shale and Olmos tight sands development. Oil production accounted for 35% of our first quarter 2013 production and 73% of our oil and gas sales, and combined production of both oil and natural gas liquids (“NGLs”) constituted 55% of our first quarter 2013 production and 84% of our oil and gas sales. This has allowed us to benefit from better margins for oil production, as oil prices are significantly higher on a Boe basis than natural gas prices.

First Quarter 2013 Activities

•
Production: Our production volumes increased by 1% in the first quarter of 2013 when compared to volumes in the same period in 2012 as oil volumes increased by 12%, NGL volumes increased by 48% and natural gas production volumes decreased by 17%. Sequentially, production volumes decreased by 9% in the first quarter of 2013 compared to fourth quarter of 2012 levels as oil volumes decreased by 11%, NGL volumes increased by 2% and natural gas production volumes decreased by 12%. In the first quarter of 2013, the increase in production when compared to the first quarter of 2012 levels came from our South Texas area while the decrease in production from fourth quarter of 2012 levels came from both our South Texas and Southeast Louisiana areas.

•
Pricing: Our weighted average sales price in the first quarter of 2013 increased by 7% and 2% when compared to levels in the first quarter of 2012 and the fourth quarter of 2012, respectively. When compared to the first quarter of 2012, oil prices decreased 3%, NGL prices decreased 34% and natural gas prices increased 36%. When compared to the fourth quarter of 2012, oil prices increased 6%, NGL prices decreased 5% and natural gas prices decreased 3%.

•
Cash provided by operating activities: For the first three months of 2013, our cash provided by operating activities decreased by $1.6 million or 2%, when compared to the first three months of 2012, mainly due to changes in working capital. Our cash provided by operating activities also decreased by $28.7 million or 32%, when compared to the fourth quarter of 2012, due to lower revenues and changes in working capital during the first quarter of 2013.

•
Available liquidity: In October 2012, we issued $150.0 million of 7.875% senior notes due 2022 at a premium of $7.5 million which equates to an effective yield of 7%. These notes were an add-on to the original $250.0 million of 7.875% senior notes due 2022 that were issued in November 2011.

•
2013 capital expenditures: Our capital expenditures on a cash flow basis were $133.0 million in the first three months of 2013, compared to $187.9 million in the first three months of 2012. The expenditures were mainly due to drilling and completion activity during the first quarter of 2013 in our South Texas core region as we drilled five wells in our Artesia Wells Eagle Ford field, three wells in our AWP Olmos field and one well in our AWP Eagle Ford field, which helped us evaluate Eagle Ford and Olmos acreage positions in those areas. We also drilled one well in our Southeast Louisiana area and one non-operated well in Central Louisiana/East Texas. The expenditures were funded by $62.2 million of cash provided by operating activities, the remaining cash proceeds from our notes offering in November 2012 and borrowings under our credit facility.

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

•
Increase reserves with stable production: For 2013, the Company is targeting production growth up to 3% over 2012 levels and an increase in proved reserves of 7% to 12% over year-end 2012, with a focus on oil and liquid rich opportunities.

•
Operating efficiencies: Our South Texas drilling activities continued to benefit from optimized well design, improved operational efficiencies, and applied lessons learned from our experience in this area, all of which have resulted in a reduction of drilling days per well. Consequently, we are currently able to drill more wells per rig than previously expected. We have also experienced efficiency gains in our hydraulic fracturing activities which enables us to perform more frac stages per month and lower the overall frac cost per stage.

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

•
Prospective Joint Venture: In order to leverage the number of wells that can be drilled and our pace of drilling, the Company is currently exploring opportunities to create a joint venture or other financing vehicles covering portions of the Company's highest value acreage in the Eagle Ford shale.

Known Trends and Uncertainties Affecting our Business

•
Volatility of commodity prices: Several factors such as increases in shale and tight sands production, variability in weather patterns, economic conditions and other factors affecting supply & demand balances for our products has led to high volatility in product prices. In particular we have experienced depressed natural gas and natural gas liquid prices in recent periods. Lower natural gas and natural gas liquids prices equate to lower revenue and cash flows and might lead to reductions in our borrowing capacity. Lower natural gas and natural gas liquid prices in the future could lead to potential reserves reductions which could result in full-cost ceiling write-downs

•
Oilfield services shortages and delays: During periods of increased levels of exploration and production in particular areas, such as we are currently experiencing in the South Texas area, there is increased demand for drilling rigs, equipment, supplies, oilfield services, and trained and experienced personnel. The high demand in these areas has caused shortages and delays, which has raised costs and often delayed field development. In South Texas we have seen improvement in the availability of services as additional equipment has moved into this area.

•
Employee retention: As our competitors expand their workforce, we must focus more attention on keeping our highly-skilled employees. There has been and continues to be constant cost pressure to retain and hire these employees, and these costs do not decline as rapidly and significantly as hydrocarbon prices.

Results of Operations

Revenues — Three Months Ended March 31, 2013 and 2012

Our revenues in the first quarter of 2013 increased by 8% compared to revenues in the first quarter of 2012, due to higher production for oil and NGL's as well as higher natural gas pricing, partially offset by lower natural gas production and lower NGL pricing. Average oil prices we received were 3% lower than those received during the first quarter of 2012, while natural gas prices were 36% higher, and NGL prices were 34% lower.

Crude oil production was 35% and 32% of our production volumes in the first quarters of 2013 and 2012, respectively. Crude oil sales were 73% of oil and gas sales in the first quarters of 2013 and 2012. Natural gas production was 45% and 55% of our production volumes in the first quarters of 2013 and 2012, respectively. Natural gas sales were 15% of oil and gas sales in the first quarters of 2013 and 2012. The remaining production in each year was from NGLs.

The following table provides additional information regarding our oil and gas sales, excluding any effects of our hedging activities, for the three months ended March 31, 2013 and 2012:

Core Regions	Oil and Gas Sales (In Millions)		Net Oil and Gas Production Volumes (MBoe)
	2013	2012	2013	2012
Southeast Louisiana	$44.1	$58.2	446	592
South Texas	86.7	65.7	2,105	2,021
Central Louisiana / East Texas	15.2	12.0	249	182
Other	0.5	0.2	19	4
Total	$146.5	$136.1	2,819	2,799

In the first quarter of 2013, our $10.4 million, or 8% increase in oil, NGL, and natural gas sales resulted from:

•
Price variances that had a $6.1 million unfavorable impact on sales, with an increase of $6.0 million attributable to the 36% increase in natural gas prices, a decrease of $8.6 million due to the 34% decrease in NGL prices and a decrease of $3.5 million due to the 3% decrease in average oil prices received.

•
Volume variances that had a $16.4 million favorable impact on sales, with an $8.2 million increase attributable to the 0.2 million Bbl increase in NGL production volumes and an $11.7 million increase due to the 0.1 million Bbl increase in oil production volumes, partially offset by a $3.5 million decrease due to the 1.6 Bcf decrease in natural gas production volumes.

The following table provides additional information regarding our quarterly oil and gas sales, excluding any effects of our hedging activities, for the three months ended March 31, 2013 and 2012:

	Production Volume				Average Price
	Oil (MBbl)	NGL (MBbl)	Gas (Bcf)	Combined (MBoe)	Oil (Bbl)	NGL (Bbl)	Natural Gas (Mcf)
Three Months Ended March 31, 2013	988	557	7.6	2,819	$108.45	$29.90	$2.96
Three Months Ended March 31, 2012	884	376	9.2	2,799	$111.99	$45.30	$2.18

For the three months ended March 31, 2013 and 2012, we recorded a net loss of $0.3 million and $0.4 million, respectively, related to our derivative activities. This activity is recorded in “Price-risk management and other, net” on the accompanying condensed statements of operations. Had these amounts been recognized in the oil and gas sales account, our average oil price would have been $108.40 and $111.55 for the first quarters of 2013 and 2012, respectively, and our average natural gas price would have been $2.93 and $2.18 for the first quarters of 2013 and 2012, respectively.

Costs and Expenses — Three Months Ended March 31, 2013 and 2012

Our expenses in the first quarter of 2013 increased $4.7 million, or 4%, compared to those in the first quarter of 2012, for the reasons noted below.

Lease operating cost. These costs increased $2.8 million, or 11%, compared to the level of such expenses in the first quarter of 2012. Costs increased due to activities associated with a well control incident in Lake Washington, increased salt water disposal costs, chemical treating costs, lease operator expenses and other costs in South Texas, partially offset by less workover expense. Our lease operating costs per Boe produced were $9.73 and $8.80 for the first quarters of 2013 and 2012, respectively.

Transportation and gas processing. These costs increased $1.4 million, or 31%, compared to the level of such expenses in the first quarter of 2012. The majority of the increase was due to a one-time out of period adjustment made in the first quarter of 2013. Our Transportation and gas processing costs per Boe produced were $2.14 and $1.64 for the first quarters of 2013 and 2012, respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses decreased $1.2 million, or 2% from those in the first quarter of 2012. The decrease was due to higher reserve volumes partially offset by a higher depletable base including higher future development costs. Our DD&A rate per Boe of production was $21.33 and $21.92 in the first quarters of 2013 and 2012, respectively.

General and Administrative Expenses, Net. These expenses increased $0.8 million, or 7%, from the level of such expenses in the first quarter of 2012. The increase was primarily due to a higher corporate benefit accrual, partially offset by lower deferred compensation and higher capitalized amounts. For the first quarters of 2013 and 2012, our capitalized general and administrative costs totaled $9.1 million and $8.3 million, respectively. Our net general and administrative expenses per Boe produced increased to $4.51 per Boe in the first quarter of 2013 from $4.25 per Boe in the first quarter of 2012. The supervision fees recorded as a reduction to general and administrative expenses were $2.8 million for the first quarters of 2013 and 2012.

Severance and Other Taxes. These expenses decreased $3.2 million, or 25%, from first quarter 2012 levels. Severance and other taxes, as a percentage of oil and gas sales, were approximately 6.7% and 9.5% in the first quarters of 2013 and 2012, respectively. The decrease was primarily due to a higher percentage of our revenues coming from production in Texas which carries a lower overall severance tax rate than Louisiana and a refund of approximately $0.8 million related to over payments in prior years.

Interest. Our gross interest cost in the first quarter of 2013 was $18.7 million, of which $1.9 million was capitalized. Our gross interest cost in the first quarter of 2012 was $15.5 million, of which $2.0 million was capitalized. The increase came from the additional $150.0 million of senior notes due 2022 that were issued in October 2012 along with additional borrowings on our credit facility.

Income Taxes. Our effective income tax rate was 37.8% and 39.3% for the first quarters of 2013 and 2012, respectively.

The primary upward adjustments in the effective tax rate above the U.S. statutory rate are for the provision for state income taxes (computed net of the offsetting federal benefit) and non-deductible equity compensation.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. For the first three months of 2013, our net cash provided by operating activities was $62.2 million, representing a 2% decrease compared to $63.8 million generated during the same period of 2012. The decrease was mainly due to changes in working capital.

Existing Credit Facility. After the regularly scheduled review of our credit facility, the Company's borrowing base and commitment amounts remained unchanged at $450.0 million effective April 26, 2013. The maturity of the credit facility is November 1, 2017.

At March 31, 2013, we had $109.7 million in outstanding borrowings under our credit facility. Our available borrowings under our credit facility provide us liquidity. In light of credit market volatility in recent years, which caused many financial institutions to experience liquidity issues, we periodically review the creditworthiness of the banks that fund our credit facility.

2012 Debt Issuance. On October 3, 2012, we issued an additional $150.0 million of 7.875% senior notes due on March 1, 2022. The notes were issued at 105% of par, which equates to a yield to worst of 6.993%. The proceeds from this debt issuance were used to pay down the balance on our credit facility which increased our available liquidity.

Financial Ratios

Working Capital and Debt to Capitalization Ratio. Our working capital increased from a deficit of $96.9 million at December 31, 2012, to a deficit of $95.6 million at March 31, 2013. Working capital, which is calculated as current assets less current liabilities, can be used to measure both a company's operational efficiency and short-term financial health. The Company uses this measure to track our short-term financial position. Our working capital ratio does not include available liquidity through our credit facility. Our debt to capitalization ratio was 48% and 47% at March 31, 2013 and December 31, 2012, respectively.

Contractual Commitments and Obligations

We had no material changes in our contractual commitments and obligations from December 31, 2012 amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis in our Annual Report on Form 10-K for the period ending December 31, 2012.

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

Given the volatility of oil and natural gas prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and natural gas reserves could continue to change in the near-term. If oil and natural gas prices decline materially from the prices used in the Ceiling Test, even if only for a short period, it is reasonably possible that non-cash write-downs of oil and gas properties would occur in the future. If we have significant declines in our oil and natural gas reserves volumes, which also reduce our estimate of discounted future net cash flows from proved oil and natural gas reserves, non-cash write-downs of our oil and natural gas properties would occur in the future. We cannot control and cannot predict what future prices for oil and natural gas will be, thus we cannot estimate the amount or timing of any potential future non-cash write-down of our oil and natural gas properties if a decrease in oil and/or natural gas prices were to occur.

New Accounting Pronouncements. There are no material new accounting pronouncements that have been issued but not yet adopted as of March 31, 2013.

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
• opportunities to monetize assets;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk. Our major market risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. This commodity pricing volatility has continued with unpredictable price swings throughout 2012 and into 2013.

Our price-risk management policy permits the utilization of agreements and financial instruments (such as futures, forward contracts, swaps and options contracts) to mitigate price risk associated with fluctuations in oil and natural gas prices. We do not utilize these agreements and financial instruments for trading and only enter into derivative agreements with banks in our credit facility.

Price Floors – At March 31, 2013, we had natural gas price floors in effect that cover natural gas production of 2,550,000 MMBtu from April 2013 through June 2013 with strike prices ranging from of $3.65 per MMBtu to $4.07 per MMBtu. We also had oil price floors in effect that cover oil production of 225,000 barrels from April 2013 through June 2013 with a strike price of $93.60 per barrel.

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

Interest Rate Risk. Our senior notes due in 2017, 2020 and 2022 have fixed interest rates, so consequently we are not exposed to cash flow risk from market interest rate changes on these notes. At March 31, 2013, we had $109.7 million drawn under our credit facility, which bears a floating rate of interest and therefore is susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank’s base rate would constitute 33 basis points and would not have a material adverse effect on our future cash flows.

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

Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first three months of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common stock occurring during the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
01/01/13 – 01/31/13 (1)	—	$—	—	$—
02/01/13 – 02/28/13 (1)	88,994	$15.74	—	—
03/01/13 – 03/31/13 (1)	572	$14.81	—	—
Total	89,566	$15.74	—	$—
(1) These shares were withheld from employees to satisfy tax obligations arising upon the vesting of restricted shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1
Third Amended and Restated Bylaws of Swift Energy Company dated February 12, 2013 (incorporated by reference as Exhibit 3.2 to Swift Energy Company's Form 8-K filed February 14, 2013, File No. 1-08754).

10.1*	Forms of agreement for performance restricted stock unit under Second Amended and Restated Swift Energy Company 2005 Stock Plan Compensation.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT ENERGY COMPANY (Registrant)
Date:	May 2, 2013	By:	/s/ Alton D. Heckaman, Jr.
Alton D. Heckaman, Jr. Executive Vice President and Chief Financial Officer

Date:	May 2, 2013	By:	/s/ Barry S. Turcotte
Barry S. Turcotte Vice President, Controller and Principal Accounting Officer

Exhibit Index

3.1
Third Amended and Restated Bylaws of Swift Energy Company dated February 12, 2013 (incorporated by reference as Exhibit 3.2 to Swift Energy Company's Form 8-K filed February 14, 2013, File No. 1-08754).

10.1*	Form of Performance Restricted Stock Unit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith