Form 10-K/A
period 2013-12-31
SWIFT ENERGY CO
filed 2014-11-17
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

We are filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014 (“Original Filing”), to restate our consolidated financial statements and related footnote disclosures for the years ended December 31, 2013, 2012 and 2011. This Form 10-K/A also includes certain restated quarterly information under the Supplementary Information heading in Item 8 of this Form 10-K/A. This Form 10-K/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On November 10, 2014, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management and Ernst & Young LLP (“EY”), our independent registered public accounting firm, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, 2012 and 2011; (2) the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and 2012, June 30, 2013 and 2012, and September 30, 2013 and 2012; and (3) the unaudited condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. Similarly, the related press releases, auditor reports on the consolidated financial statements as of and for the year ended December 31, 2013 and the effectiveness of internal control over financial reporting as of December 31, 2013, management’s report on the effectiveness of internal control over financial reporting as of December 31, 2013, and stockholder communications describing the portion of our financial statements for these periods that need to be restated should no longer be relied upon.

In connection with the preparation of our financial statements for the quarter ended September 30, 2014, we determined that an error occurred in our model used for the ceiling test calculation prepared at December 31, 2013, March 31, 2009 and December 31, 2008, to determine whether the net book value of the Company's oil and gas properties exceed the ceiling. Specifically, this error related to incorrectly including the deferred income tax effect of the Company's asset retirement obligations when computing the ceiling test limitation of its oil and natural gas properties under the full-cost method of accounting. The Company determined that the error caused a material overstatement of its full-cost ceiling test write-down of oil and gas properties in periods prior to 2014, including associated depletion for all periods presented. As a result of this error, we have restated our audited consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 and our unaudited condensed consolidated financial information for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013.

As of December 31, 2013, the correction of this error principally increased the Company's net oil and gas property balances by approximately $49 million, increased the net deferred tax liabilities by approximately $18 million, and increased retained earnings by approximately $31 million. Approximately $15 million of the increase in retained earnings is related to periods prior to 2013, more specifically to the first quarter of 2009 and the fourth quarter of 2008. For the year ended December 31, 2013, the correction of the ceiling test error also resulted in a decrease in our ceiling-test write-down for the year ended December 31, 2013 of approximately $27 million, which was partially offset by an increase in our depreciation, depletion and amortization expense for the year of approximately $1 million. Further, these corrections increased net income for the year ended December 31, 2013 by approximately $16 million (net of an increase to the income tax benefit of approximately $9 million for the period). Please refer to Note 1A - “Restatement of Previously Issued Consolidated Financial Statements” of this Form 10-K/A for more information regarding the impact of these adjustments.

Along with restating our financial statements to correct the error discussed above, we are making adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-K/A. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for each of the years ended December 31, 2013, 2012, and 2011, and reported fiscal quarters within each of these years. However, in conjunction with our need to restate our financial statements as a result of the error noted above, we have determined that it would be appropriate within this Form 10-K/A to record all such previously unrecorded adjustments. Please refer to Note 1A - “Restatement of Previously Issued Consolidated Financial Statements” of this Form 10-K/A for more information regarding the impact of these adjustments.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Annual Report on Form 10-K/A has been identified as “restated”.

Restatement of Other Financial Statements

In addition to this Form 10-K/A, we are concurrently filing an amendment to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 (the “Form 10-Q/As”). We are filing the Form 10-Q/As to restate our unaudited condensed consolidated financial statements and related financial information for the periods contained in those reports and to amend certain other Items within those reports.

Internal Control Consideration

Our management has determined that there was a deficiency in our internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at December 31, 2013, as discussed in Part II, Item 9A of this Form 10-K/A.

Items Amended in this Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A.	Part II, Item 6. Selected Financial Data

B.	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

C.	Part II, Item 8. Financial Statements and Supplementary Data

D.	Part II, Item 9A. Controls and Procedures

E.	Part IV, Item 15. Exhibits, Financial Statement Schedules

This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update the information contained therein in any way other than as required to correct the error and record the adjustments described above.

In accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-K/A.

Form 10-K/A
Swift Energy Company and Subsidiaries

10-K/A Part and Item No.

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

Concentrated Focus on Core Areas with Operational Control

The concentration of our operations in our core areas allows us to leverage our drilling unit and workforce synergies while minimizing the continued escalation of drilling and completion costs. Our average lease operating costs, excluding taxes, were $10.28, $10.02 and $9.95 per Boe for the years ended December 31, 2013, 2012 and 2011, respectively. Each of our core areas includes properties that are targeted for future growth. This concentration allows us to utilize the experience and knowledge we gain in these areas to continually improve our operations and guide us in developing our future activities and in operating similar types of assets. The value of this concentration is enhanced by our operational control of 99% of our proved oil and natural gas reserves base as of December 31, 2013. Retaining operational control allows us to more effectively manage production, control operating costs, allocate capital, and time field development.

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

The prices in the tables below do not include the effects of hedging. Quarterly prices and hedge adjusted pricing are detailed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K/A.

The following table summarizes sales volumes, sales prices, and production cost information for our net oil, NGL and natural gas production from our continuing operations for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
All Fields	2013	2012	2011

Net Sales Volume: (1)
Oil (MBbls)	3,926	3,774	3,865
Natural Gas Liquids (MBbls)	2,320	1,862	1,362
Natural gas (MMcf) (2)	30,005	33,129	29,237
Total (MBoe)	11,247	11,158	10,100

Average Sales Price: (1)
Oil (Per Bbl)	$103.42	$106.17	$107.00
Natural Gas Liquids (Per Bbl)	$31.39	$35.07	$52.13
Natural gas (Per Mcf)	$3.65	$2.66	$4.03

Average Production Cost (Per Boe sold) (3)	$10.74	$10.51	$10.38

(1) As described in Note 1A to the consolidated financial statements, adjustments for certain previously identified immaterial accounting errors have been made in this Form 10-K/A. Any effect on the historical net sales volumes and unit sales prices were evaluated and deemed to be immaterial to any period presented and therefore not restated.
(2) Excludes gas consumed in operations that is included in reported production volumes of 2,992 MMcf in 2013, 3,257 MMcf in 2012 and 2,561 MMcf in 2011.
(3) Excludes severance and ad valorem taxes.

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

The SEC accounting rules require that on a quarterly basis we review the carrying value of our oil and natural gas properties for possible write-down or impairment. Any capital costs in excess of the ceiling must be permanently written down. We reported a non-cash write-down on a before-tax basis of $46.9 million ($30.0 million after-tax) in the fourth quarter of 2013 on our oil and gas properties. If oil and natural gas prices decline from the prices used in the Ceiling Test, even if only for a short period, it is reasonably possible that additional non-cash write-downs of oil and gas properties would occur in the future. If future capital expenditures out pace future discounted net cash flows in our reserve calculations or if we have significant declines in our oil and natural gas reserves volumes, which also reduces our estimate of discounted future net cash flows from proved oil and natural gas reserves, non-cash write-downs of our oil and natural gas properties could occur in the future.

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

As of December 31, 2013, our total debt comprised approximately 52% of our total capitalization. Although our bank credit facility and indentures limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness, we will be permitted to incur significant additional indebtedness, including secured indebtedness, in the future if specified conditions are satisfied. Higher levels of indebtedness could negatively affect us by requiring us to dedicate a substantial portion of our cash flow to the payment of interest, and limiting our ability to obtain financing or raise equity capital in the future.

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
Proved Undeveloped (PUD) Locations - A location containing proved undeveloped reserves.

PV-10 Value - The estimated future net revenues to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices based on either the preceding 12-months' average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements, without escalation and without giving effect to non-property related expenses, such as general and administrative expenses, debt service, future income tax expense, or depreciation, depletion, and amortization. PV-10 Value is a non-GAAP measure and its use is explained under “Item 2. Properties - Oil and Natural Gas Reserves” above in this Form 10-K/A.
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

Item 6. Selected Financial Data (Restated)

As discussed in the Explanatory Note to this Form 10-K/A and in Note 1A of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements and related disclosures for the years ended December 31, 2013, 2012 and 2011. The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K/A. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements.

	December 31,
(annual data in thousands except per share & well amounts)	2013 (As Restated)	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)	2009 (As Restated)
Total Revenues from Continuing Operations (1)	$584,401	$561,486	$597,809	$438,867	$370,445

Income (Loss) from Continuing Operations, Before Income Taxes (1)	$198	$37,773	$131,125	$72,225	$(64,338)

Income (Loss) from Continuing Operations (1)	$(2,442)	$21,701	$82,071	$45,146	$(38,898)

Net Cash Provided by Operating Activities - Continuing Operations	$311,447	$314,606	$373,058	$258,996	$226,176

Per Share and Share Data
Weighted Average Shares Outstanding	43,331	42,840	42,394	38,300	33,594
Earnings per Share--Basic(1)	$(0.06)	$0.51	$1.94	$1.17	$(1.16)
Earnings per Share--Diluted(1)	$(0.06)	$0.50	$1.91	$1.16	$(1.16)
Shares Outstanding at Year-End	43,402	42,930	42,485	41,999	37,457
Book Value per Share at Year-End	$24.55	$24.52	$23.80	$21.36	$18.62
Market Price
High	$17.10	$35.00	$47.32	$40.83	$25.61
Low	$10.99	$14.28	$21.81	$24.52	$4.95
Year-End Close	$13.50	$15.39	$29.72	$39.15	$23.96

Assets
Current Assets	$92,489	$87,005	$334,594	$158,796	$108,600
Property & Equipment, Net of Accumulated Depreciation, Depletion, and Amortization	$2,588,817	$2,367,954	$1,892,866	$1,599,796	$1,344,772
Total Assets	$2,698,505	$2,473,463	$2,244,012	$1,771,305	$1,463,573

Liabilities
Current Liabilities	$176,033	$179,412	$216,605	$157,102	$103,604
Long-Term Debt	$1,142,368	$916,934	$719,775	$471,624	$471,397
Total Liabilities	$1,633,155	$1,420,680	$1,232,661	$874,237	$766,294

Stockholders' Equity	$1,065,350	$1,052,783	$1,011,351	$897,068	$697,279

Number of Employees	313	332	309	292	295

Producing Wells
Swift Operated	1,039	1,069	1,025	1,212	1,146
Outside Operated	25	50	46	119	148
Total Producing Wells	1,064	1,119	1,071	1,331	1,294

Wells Drilled (Gross)	48	71	44	56	20

Proved Reserves
Natural Gas (Bcf)	815.1	597.6	616.8	423.0	290.6
Oil Reserves (MBoe)	53.0	43.3	30.9	39.3	44.5
NGL Reserves (MBoe)	30.4	49.2	25.8	23.0	20.0
Total Proved Reserves (MMBoe equivalent)	219.2	192.1	159.6	132.8	112.9

Production (MMBoe equivalent)	11.7	11.7	10.5	8.3	9.1

Average Sales Price (2)
Natural Gas (per Mcf produced)	$3.32	$2.42	$3.70	$3.96	$3.48
Natural Gas Liquids (per barrel)	$31.39	$35.07	$52.13	$42.44	$31.36
Oil (per barrel)	$103.42	$106.17	$107.00	$79.45	$60.07
Boe Equivalent	$50.11	$47.37	$57.22	$52.42	$41.05
(1) Amounts have been retroactively adjusted in all periods presented to give recognition to discontinued operations related to the sale of our New Zealand oil & gas assets.

(2) These prices do not include the effects of our hedging activities which were recorded in “Price-risk management and other, net” on the accompanying statements of operations. The hedge adjusted prices are detailed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K/A. As described in Note 1A to the consolidated financial statements, adjustments for certain previously identified immaterial accounting errors have been made in this Form 10-K/A. Any effect on the historical unit sales prices were evaluated and deemed to be immaterial to any period presented and therefore not restated.

	December 31, 2013			December 31, 2012
(in thousands except per share amounts)	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)
Total Revenues from Continuing Operations (1)	$587,713	$(3,312)	$584,401	$557,290	$4,196	$561,486

Income (Loss) from Continuing Operations, Before Income Taxes (1)	$(25,805)	$26,003	$198	$36,578	$1,195	$37,773

Income (Loss) from Continuing Operations (1)	$(19,032)	$16,590	$(2,442)	$20,939	$762	$21,701

Net Cash Provided by Operating Activities - Continuing Operations	$311,447	$—	$311,447	$314,606	$—	$314,606

Per Share and Share Data
Weighted Average Shares Outstanding	43,331	—	43,331	42,840	—	42,840
Earnings per Share--Basic(1)	$(0.44)	$0.38	$(0.06)	$0.49	$0.02	$0.51
Earnings per Share--Diluted(1)	$(0.44)	$0.38	$(0.06)	$0.48	$0.02	$0.50
Shares Outstanding at Year-End	43,402	—	43,402	42,930	—	42,930
Book Value per Share at Year-End	$23.81	$0.74	$24.55	$24.15	$0.37	$24.52

Assets
Current Assets	$86,748	$5,741	$92,489	$80,537	$6,468	$87,005
Property & Equipment, Net of Accumulated Depreciation, Depletion, and Amortization	$2,539,646	$49,171	$2,588,817	$2,345,020	$22,934	$2,367,954
Total Assets	$2,643,593	$54,912	$2,698,505	$2,444,061	$29,402	$2,473,463

Liabilities
Current Liabilities	$177,076	$(1,043)	$176,033	$177,480	$1,932	$179,412
Long-Term Debt	$1,142,368	$—	$1,142,368	$916,934	$—	$916,934
Total Liabilities	$1,610,377	$22,778	$1,633,155	$1,407,201	$13,479	$1,420,680

Stockholders' Equity	$1,033,216	$32,134	$1,065,350	$1,036,860	$15,923	$1,052,783
(1) Amounts have been retroactively adjusted in all periods presented to give recognition to discontinued operations related to the sale of our New Zealand oil & gas assets.

	December 31, 2011			December 31, 2010
(in thousands except per share amounts)	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)
Total Revenues from Continuing Operations (1)	$599,131	$(1,322)	$597,809	$438,429	$438	$438,867

Income (Loss) from Continuing Operations, Before Income Taxes (1)	$135,104	$(3,979)	$131,125	$74,308	$(2,083)	$72,225

Income (Loss) from Continuing Operations (1)	$84,610	$(2,539)	$82,071	$46,475	$(1,329)	$45,146

Net Cash Provided by Operating Activities - Continuing Operations	$373,058	$—	$373,058	$258,996	$—	$258,996

Per Share and Share Data
Weighted Average Shares Outstanding	42,394	—	42,394	38,300	—	38,300
Earnings per Share--Basic(1)	$2.00	$(0.06)	$1.94	$1.21	$(0.04)	$1.17
Earnings per Share--Diluted(1)	$1.97	$(0.06)	$1.91	$1.20	$(0.04)	$1.16
Shares Outstanding at Year-End	42,485	—	42,485	41,999	—	41,999
Book Value per Share at Year-End	$23.46	$0.34	$23.80	$20.95	$0.41	$21.36

Assets
Current Assets	$332,119	$2,475	$334,594	$158,358	$438	$158,796
Property & Equipment, Net of Accumulated Depreciation, Depletion, and Amortization	$1,867,766	$25,100	$1,892,866	$1,572,845	$26,951	$1,599,796
Total Assets	$2,216,437	$27,575	$2,244,012	$1,743,916	$27,389	$1,771,305

Liabilities
Current Liabilities	$215,762	$843	$216,605	$156,735	$367	$157,102
Long-Term Debt	$719,775	$—	$719,775	$471,624	$—	$471,624
Total Liabilities	$1,219,928	$12,733	$1,232,661	$863,899	$10,338	$874,237

Stockholders' Equity	$996,509	$14,842	$1,011,351	$880,017	$17,051	$897,068
(1) Amounts have been retroactively adjusted in all periods presented to give recognition to discontinued operations related to the sale of our New Zealand oil & gas assets.

	December 31, 2009
(in thousands except per share amounts)	(As Reported)	(Adjustments)	(As Restated)
Total Revenues from Continuing Operations (1)	$370,445	$—	$370,445

Income (Loss) from Continuing Operations, Before Income Taxes (1)	$(64,617)	$279	$(64,338)

Income (Loss) from Continuing Operations (1)	$(39,076)	$178	$(38,898)

Net Cash Provided by Operating Activities - Continuing Operations	$226,176	$—	$226,176

Per Share and Share Data
Weighted Average Shares Outstanding	33,594	—	33,594
Earnings per Share--Basic(1)	$(1.16)	$—	$(1.16)
Earnings per Share--Diluted(1)	$(1.16)	$—	$(1.16)
Shares Outstanding at Year-End	37,457	—	37,457
Book Value per Share at Year-End	$18.12	$0.5	$18.62

Assets
Current Assets	$108,600	$—	$108,600
Property & Equipment, Net of Accumulated Depreciation, Depletion, and Amortization	$1,315,964	$28,808	$1,344,772
Total Assets	$1,434,765	$28,808	$1,463,573

Liabilities
Current Liabilities	$103,604	$—	$103,604
Long-Term Debt	$471,397	$—	$471,397
Total Liabilities	$755,866	$10,428	$766,294

Stockholders' Equity	$678,899	$18,380	$697,279
(1) Amounts have been retroactively adjusted in all periods presented to give recognition to discontinued operations related to the sale of our New Zealand oil & gas assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial information and our audited consolidated financial statements and accompanying notes for the years ended December 31, 2013, 2012 and 2011 included in this report. Unless otherwise noted, both historical information for all periods and forward-looking information provided in this Management's Discussion and Analysis relates solely to our continuing operations located in the United States, and excludes our New Zealand operations discontinued since late 2007. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 38 of this report.

Restatement

As discussed in the Explanatory Note to this Form 10-K/A and in Note 1A of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements and related disclosures for the years ended December 31, 2013, 2012 and 2011. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 7 may not be comparable to the discussion and data in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

Revenues — Years Ended December 31, 2013, 2012 and 2011

2013 - Our revenues in 2013 increased by 4% compared to revenues in 2012, due to higher natural gas pricing and higher oil and NGL production, partially offset by lower oil and NGL pricing and lower natural gas production. Average oil prices we received were 3% lower than those received during 2012, while natural gas prices were 37% higher, and NGL prices were 10% lower.

2012 - Our revenues in 2012 decreased by 6% compared to revenues in 2011, due to lower NGL and natural gas pricing, partially offset by higher natural gas and NGL production. Average oil prices we received were 1% lower than those received during 2011, while natural gas prices were 35% lower, and NGL prices were 33% lower.

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

The following table provides information regarding the changes in the sources of our oil and gas sales and volumes for the years ended December 31, 2013, 2012 and 2011:

Core Areas	Oil and Gas Sales (In Millions)			Net Oil and Gas Production Volumes (MBoe)
	2013	2012	2011	2013	2012	2011
Southeast Louisiana	$168.0	$215.0	$287.4	1,797	2,227	3,164
South Texas	360.2	290.1	224.2	9,009	8,555	5,937
Central Louisiana	54.9	52.6	86.8	897	898	1,375
Other	2.1	0.7	2.6	43	20	51
Total	$585.2	$558.4	$601.0	11,746	11,700	10,527

In 2013, our $26.8 million, or 5% increase in oil, NGL, and natural gas sales resulted from:

•	Price variances that accounted for approximately $10 million of the favorable increase as gas prices were up 37%, partially offset by lower prices for oil (down 3%) and NGLs (down 10%); and

•	Volume variances that had an approximate $17.0 million favorable impact on sales attributable to higher oil and NGL production, partially offset by a reduction in natural gas volumes.

In 2012, our $42.6 million, or 7% decrease in oil, NGL, and natural gas sales resulted from:

•	Price variances that resulted in an approximate $80.0 million decrease primarily attributable to lower natural gas and NGL prices; and

•	Volume variances that had an approximate $39.0 million favorable impact on sales, primarily attributable to higher natural gas and NGL production.

The following table provides additional information regarding our oil and gas sales, excluding any effects of our hedging activities, by quarter, for the years ended December 31, 2013, 2012 and 2011:

	Production Volume				Average Price (1)
	Oil	NGL	Gas	Combined	Oil	NGL	Gas
	(MBbl)	(MBbl)	(Bcf)	(MBoe)	(Bbl)	(Bbl)	(Mcf)
2011
First Quarter	985	348	7.9	2,646	$98.61	$48.87	$3.82
Second Quarter	994	335	7.9	2,641	$112.09	$50.41	$3.93
Third Quarter	937	247	8.1	2,542	$105.55	$57.76	$3.68
Fourth Quarter	950	432	7.9	2,699	$111.79	$52.86	$3.39
Total	3,865	1,362	31.8	10,527	$107.00	$52.13	$3.70
2012
First Quarter	884	376	9.2	2,799	$111.99	$45.30	$2.18
Second Quarter	905	430	9.5	2,918	$108.02	$35.25	$2.01
Third Quarter	870	512	9.0	2,875	$102.73	$31.29	$2.52
Fourth Quarter	1,115	544	8.7	3,108	$102.73	$31.42	$3.04
Total	3,774	1,862	36.4	11,700	$106.17	$35.07	$2.42
2013
First Quarter	988	557	7.6	2,819	$108.45	$29.90	$2.96
Second Quarter	911	549	7.9	2,778	$103.15	$29.74	$3.86
Third Quarter	1,004	600	8.7	3,057	$108.17	$31.67	$3.15
Fourth Quarter	1,023	615	8.7	3,092	$94.14	$33.93	$3.32
Total	3,926	2,320	32.9	11,746	$103.42	$31.39	$3.32
(1) As described in Note 1A to the consolidated financial statements, adjustments for certain previously identified immaterial accounting errors have been made in this Form 10-K/A. Any effect on the historical unit sales prices were evaluated and deemed to be immaterial to any period presented and therefore not restated.

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

Costs and Expenses

Our expenses for the year ended December 31, 2013 increased $60.5 million, or 12%, compared to the prior year levels, for the reasons noted below.

Lease Operating Cost. These expenses increased $1.9 million, or 2%, compared to the level of such expenses for the year ended December 31, 2012, due to higher costs in our South Texas region for chemical treating, compressor rentals and lease operator costs, partially offset by lower salt water disposal costs in South Texas. Our lease operating costs per Boe produced were $8.49 and $8.36 for the years ended December 31, 2013 and 2012, respectively.

Transportation and gas processing. These expenses increased $1.6 million, or 8%, compared to the level of such expenses for the year ended December 31, 2012, due to additional NGL production. Our transportation and gas processing costs per Boe produced were $1.79 and $1.66 for the years ended December 31, 2013 and 2012, respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses increased $3.4 million, or 1%, from those during the year ended December 31, 2012, due to a higher depletable base including higher future development costs, partially offset by higher reserves volumes. Our DD&A rate per Boe of production was $21.52 and $21.31 for the years ended December 31, 2013 and 2012, respectively.

General and Administrative Expenses, Net. These expenses decreased $1.7 million or 4%, compared to the level of such expenses for the year ended December 31, 2012, due to lower stock compensation, partially offset by higher salaries and burdens and higher temporary labor costs. For the years ended December 31, 2013 and 2012, our capitalized general and administrative costs totaled $31.8 million and $31.1 million, respectively. Our net general and administrative expenses per Boe produced were $3.87 and $4.03 for the years ended December 31, 2013 and 2012, respectively. The supervision fees recorded as a reduction to general and administrative expenses were $11.6 million and $11.3 million for the years ended December 31, 2013 and 2012, respectively.

Severance and Other Taxes. These expenses decreased $4.8 million, or 10%, from the year ended December 31, 2012. Severance and other taxes, as a percentage of oil and gas sales, were approximately 7.3% and 8.5% for the years ended December 31, 2013 and 2012, respectively. The change in rate was primarily driven by higher oil production in South Texas as our Texas oil production carries a lower severance tax rate than in Louisiana.

Interest. Our gross interest cost for the year ended December 31, 2013 was $76.6 million, of which $7.2 million was capitalized. Our gross interest cost for the year ended December 31, 2012 was $65.2 million, of which $7.9 million was capitalized. The increase in interest came from increased credit facility borrowings during 2013.

Write-down of oil and gas properties. Due to the effects of pricing, timing of projects and changes in our reserves product mix, in 2013 we reported a non-cash write-down on a before-tax basis of $46.9 million ($30.0 million after tax) for our oil and natural gas properties.

Income Taxes. Our effective income tax rate was over 100% for the year ended December 31, 2013. As our net income was near break-even tax expense is primarily attributable to non-deductible book expenses. For the year ended December 31, 2012 our effective rate was 42.5%.

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

Working Capital and Debt to Capitalization Ratio. Our working capital increased from a deficit of $92.4 million at December 31, 2012, to a deficit of $83.5 million at December 31, 2013. Working capital, which is calculated as current assets less current liabilities, can be used to measure both a company's operational efficiency and short-term financial health. The Company uses this measure to track our short-term financial position. Our working capital ratio does not include available liquidity through our credit facility. Our debt to capitalization ratio was 52% and 47% at December 31, 2013 and December 31, 2012, respectively. The increase was due to increased credit facility borrowings during 2013 as well as lower equity and retained earnings balances from the non-cash write-down of our oil and gas properties in 2013.

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

Due to the effects of pricing, timing of projects and changes in our reserves product mix, in 2013 we reported a non-cash write-down on a before-tax basis of $46.9 million ($30.0 million after tax) on our oil and natural gas properties.

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

All forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Risk factors" in Item 1A of our annual report on Form 10-K/A for the year ended December 31, 2013. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Income Tax Carryforwards. As of December 31, 2013, the Company has net deferred tax carryforward assets of $108.1 million for federal net operating losses, $2.1 million for federal alternative minimum tax credits and $8.0 million, net of a $6.6 million valuation allowance, for deferred state tax net operating loss carryforwards which in management's judgment will more likely than not be utilized to offset future taxable earnings. Changes in markets conditions or significant changes in the Company's ownership could impact our ability to utilize these carryforwards.

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

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)(the COSO criteria). Based on the assessment, at the time that the Original Filing was filed on March 3, 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and Note 1A of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this Form 10-K/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this reassessment using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 because of a deficiency in the control over the review of the full-cost ceiling test write-down calculation specifically related to the deferred income tax effects attributable to the Company’s asset retirement obligations. Management concluded that this deficiency was a material weakness as defined in the Securities and Exchange Commission regulations. This control deficiency resulted in the misstatement of the ceiling test write-down as well as net income and the related financial disclosures for the year ended December 31, 2013 (and the restatement of the unaudited condensed consolidated financial information for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013) as more fully discussed in Note 1A to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in this Form 10-K/A.

Remediation Plan

We are remediating this material weakness by, among other things, implementing a process of enhanced review of the non-cash ceiling test calculation. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts will effectively remediate the material weakness in the fourth quarter of 2014. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

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

In our report dated March 3, 2014, we expressed an unqualified opinion that Swift Energy Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria. Management has subsequently determined that a deficiency in internal control over financial reporting exists related to the review controls for the full cost ceiling test calculation, specifically analyzing the deferred income tax effects in the calculation, and has further concluded that such deficiency represented a material weakness as of December 31, 2013. As a result, management has revised its assessment, as presented in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2013. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in a control over the review of the full cost ceiling test write down calculation specifically related to the deferred income tax effects attributable to the Company’s asset retirement obligation. This material weakness resulted in the restatement of Swift Energy Company’s consolidated financial statements as of December 31, 2013 and for the year then ended.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. The material weakness was considered in determining the nature timing and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated March 3, 2014, except for the effects of the restatement described in Note 1A, as to which the date is November 17, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Swift Energy Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 3, 2014 except for the effects of the material weakness described in the sixth paragraph above, as to which the date is November 17, 2014

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

As discussed in Note 1A to the consolidated financial statements, the consolidated financial statements have been restated to correct the write-down of the oil and gas properties and certain other errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014, except for the effect of the material weakness described in the sixth paragraph of that report as to which the date is November 17, 2014, expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 3, 2014 except for the effects of the restatement described in Note 1A, as to which the date is November 17, 2014

Consolidated Balance Sheets (As Restated)
Swift Energy Company and Subsidiaries (in thousands, except share amounts)

	December 31, 2013 (As Restated)	December 31, 2012 (As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$3,277	$170
Accounts receivable	70,897	71,203
Deferred tax asset	10,715	8,262
Other current assets	7,600	7,370
Total Current Assets	92,489	87,005

Property and Equipment:
Property and Equipment, including $71,452 and $92,579 of unproved property costs not being amortized, respectively	5,714,099	5,192,793
Less – Accumulated depreciation, depletion, and amortization	(3,125,282)	(2,824,839)
Property and Equipment, Net	2,588,817	2,367,954
Other Long-Term Assets	17,199	18,504
Total Assets	$2,698,505	$2,473,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$82,318	$77,310
Accrued capital costs	61,164	73,190
Accrued interest	21,561	21,362
Undistributed oil and gas revenues	10,990	7,550
Total Current Liabilities	176,033	179,412

Long-Term Debt	1,142,368	916,934
Deferred Tax Liabilities	241,205	234,493
Asset Retirement Obligation	63,225	79,643
Other Long-Term Liabilities	10,324	10,198

Commitments and Contingencies	—	—

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 43,915,346 and 43,450,367 shares issued, and 43,401,920 and 42,930,071 shares outstanding, respectively	439	435
Additional paid-in capital	762,242	748,517
Treasury stock held, at cost, 513,426 and 520,296 shares, respectively	(12,575)	(13,855)
Retained earnings	315,244	317,686
Total Stockholders’ Equity	1,065,350	1,052,783
Total Liabilities and Stockholders’ Equity	$2,698,505	$2,473,463

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations (As Restated)
Swift Energy Company and Subsidiaries (in thousands, except per-share amounts)

	Year Ended December 31,
	2013 (As Restated)	2012 (As Restated)	2011 (As Restated)
Revenues:
Oil and gas sales	$585,229	$558,390	$601,019
Price-risk management and other, net	(828)	3,096	(3,210)
Total Revenues	584,401	561,486	597,809

Costs and Expenses:
General and administrative, net	45,423	47,097	45,325
Depreciation, depletion, and amortization	252,769	249,344	223,081
Accretion of asset retirement obligation	6,181	5,121	4,570
Lease operating cost	99,731	97,835	89,069
Transportation and gas processing	21,044	19,467	15,722
Severance and other taxes	42,725	47,546	53,351
Interest expense, net	69,382	57,303	35,566
Write-down of oil and gas properties	46,948	—	—
Total Costs and Expenses	584,203	523,713	466,684

Income from Continuing Operations Before Income Taxes	198	37,773	131,125

Provision for Income Taxes	2,640	16,072	49,054

Income (Loss) from Continuing Operations	(2,442)	21,701	82,071

Income from Discontinued Operations, net of taxes	—	—	14,211

Net Income (Loss)	$(2,442)	$21,701	$96,282

Per Share Amounts-

Basic: Income (Loss) from Continuing Operations	$(0.06)	$0.51	$1.94
Income from Discontinued Operations, net of taxes	—	—	0.34
Net Income (Loss)	$(0.06)	$0.51	$2.27

Diluted: Income (Loss) from Continuing Operations	$(0.06)	$0.50	$1.91
Income from Discontinued Operations, net of taxes	—	—	0.33
Net Income (Loss)	$(0.06)	$0.50	$2.24

Weighted Average Shares Outstanding - Basic	43,331	42,840	42,394

Weighted Average Shares Outstanding - Diluted	43,331	43,174	42,896

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (As Restated)
Swift Energy Company and Subsidiaries (in thousands)

	Year Ended December 31,
	2013 (As Restated)	2012 (As Restated)	2011 (As Restated)
Net Income (Loss):	$(2,442)	$21,701	$96,282

Other Comprehensive Income:
Unrealized gains (losses) related to price risk management transactions, before taxes	—	1,210	(520)
Provision (benefit) for income taxes	—	440	(190)
Unrealized gains (losses) related to price risk management transactions, net of taxes	—	770	(330)

Less: reclassification of (gains) losses on price risk management transactions to net income, before taxes	—	(1,210)	738
(Provision) benefit for income taxes	—	(440)	270
Reclassification of (gains) losses on price risk management transactions to net income, net of taxes	—	(770)	468

Other comprehensive income, before income taxes	—	—	218
Provision for income taxes	—	—	80
Other comprehensive income, net of taxes	—	—	138

Comprehensive Income (Loss)	$(2,442)	$21,701	$96,420

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (As Restated)
Swift Energy Company and Subsidiaries (in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010 (As Reported)	$424	$706,857	$(9,778)	$182,652	$(138)	$880,017
Cumulative effect of adjustments	$—	$—	$—	$17,051	$—	$17,051
Balance, December 31, 2010 (As Restated)	$424	$706,857	$(9,778)	$199,703	$(138)	$897,068
Stock issued for benefit plans (37,068 shares)	—	791	821	—	—	1,612
Shares issued from option exercises (130,902 shares)	1	1,150	—	—	—	1,151
Purchase of treasury shares (80,014 shares)	—	—	(3,393)	—	—	(3,393)
Tax benefits from share-based compensation	—	333	—	—	—	333
Employee stock purchase plan (49,089 shares)	1	999	—	—	—	1,000
Issuance of restricted stock (348,972 shares)	4	(4)	—	—	—	—
Amortization of share-based compensation	—	17,160	—	—	—	17,160
Net Income	—	—	—	96,282	—	96,282
Other comprehensive income	—	—	—	—	138	138
Balance, December 31, 2011 (As Restated)	$430	$727,286	$(12,350)	$295,985	$—	$1,011,351

Stock issued for benefit plans (50,987 shares)	—	354	1,300	—	—	1,654
Shares issued from option exercises (63,040 shares)	1	635	—	—	—	636
Purchase of treasury shares (86,812 shares)	—	—	(2,805)	—	—	(2,805)
Tax benefits from share-based compensation	—	175	—	—	—	175
Employee stock purchase plan (42,624 shares)	—	1,076	—	—	—	1,076
Issuance of restricted stock (375,157 shares)	4	(4)	—	—	—	—
Amortization of share-based compensation	—	18,995	—	—	—	18,995
Net Income	—	—	—	21,701	—	21,701
Balance, December 31, 2012 (As Restated)	$435	$748,517	$(13,855)	$317,686	$—	$1,052,783

Stock issued for benefit plans (104,890 shares)	—	(1,171)	2,793	—	—	1,622
Shares issued from option exercises (1,125 shares)	—	4	—	—	—	4
Purchase of treasury shares (98,020 shares)	—	—	(1,513)	—	—	(1,513)
Tax shortfall from share-based compensation	—	(1,607)	—	—	—	(1,607)
Employee stock purchase plan (72,273 shares)	1	945	—	—	—	946
Issuance of restricted stock (391,581 shares)	3	(3)	—	—	—	—
Amortization of share-based compensation	—	15,557	—	—	—	15,557
Net Loss	—	—	—	(2,442)	—	(2,442)
Balance, December 31, 2013 (As Restated)	$439	$762,242	$(12,575)	$315,244	$—	$1,065,350

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (As Restated)
Swift Energy Company and Subsidiaries (in thousands)

	Year Ended December 31,
	2013 (As Restated)	2012 (As Restated)	2011 (As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(2,442)	$21,701	$96,282
Gain from discontinued operations, net of taxes	—	—	(14,211)
Adjustments to reconcile net income to net cash provided by operating activities-
Write-down of oil and gas properties	46,948	—	—
Depreciation, depletion, and amortization	252,769	249,344	223,081
Accretion of asset retirement obligation	6,181	5,121	4,570
Deferred income taxes	2,647	17,231	47,555
Share-based compensation expense	10,099	13,795	12,955
Other	(5,443)	976	2,143
Change in assets and liabilities-
(Increase) decrease in accounts receivable	(1,894)	(1,534)	(11,303)
Increase (decrease) in accounts payable and accrued liabilities	2,607	(1,013)	10,610
Increase (decrease) in income taxes payable	(224)	82	(73)
Increase in accrued interest	199	8,903	1,449
Cash provided by operating activities – continuing operations	311,447	314,606	373,058
Cash used by operating activities – discontinued operations	—	—	(2)
Net Cash Provided by Operating Activities	311,447	314,606	373,056

Cash Flows from Investing Activities:
Additions to property and equipment	(540,368)	(757,755)	(505,332)
Proceeds from the sale of property and equipment	6,991	528	50,284
Cash used in investing activities – continuing operations	(533,377)	(757,227)	(455,048)
Cash provided by investing activities – discontinued operations	—	—	5,000
Net Cash Used in Investing Activities	(533,377)	(757,227)	(450,048)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	157,500	247,890
Net proceeds from bank borrowings	225,600	39,400	—
Net proceeds from issuances of common stock	950	1,712	2,151
Purchase of treasury shares	(1,513)	(2,805)	(3,393)
Payments of debt issuance costs	—	(4,712)	(4,327)
Cash provided by financing activities – continuing operations	225,037	191,095	242,321
Cash provided by financing activities – discontinued operations	—	—	—
Net Cash Provided by Financing Activities	225,037	191,095	242,321

Net Increase (decrease) in Cash and Cash Equivalents	3,107	(251,526)	165,329

Cash and Cash Equivalents at Beginning of Period	170	251,696	86,367

Cash and Cash Equivalents at End of Period	$3,277	$170	$251,696

Supplemental Disclosures of Cash Flows Information:

Cash paid during period for interest, net of amounts capitalized	$67,070	$46,911	$32,078
Cash paid during period for income taxes	$217	$248	$1,770

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Swift Energy Company and Subsidiaries

1A. Restatement of Previously Issued Consolidated Financial Statements

Overview. In connection with the preparation of our financial statements for the quarter ended September 30, 2014, we determined that the ceiling test calculation we had prepared at December 31, 2013, March 31, 2009 and December 31, 2008, to determine whether the net book value of the Company's oil and gas properties exceed the ceiling, incorrectly included the deferred income tax effect of the Company's asset retirement obligations when computing the ceiling test limitation of its oil and natural gas properties under the full-cost method of accounting. The Company determined that the error caused a material overstatement of its full-cost ceiling test write-down of oil and gas properties in periods prior to 2014, more specifically in the fourth quarter of 2013, in the first quarter of 2009 and the fourth quarter of 2008, including associated depletion for all periods presented. As a result of this error, we are restating our audited consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 and our unaudited condensed consolidated financial information for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013.

As of December 31, 2013, the correction of this error increased the Company's net oil and gas property balances by approximately $49 million, increased net deferred tax liabilities by approximately $18 million, and increased retained earnings by approximately $31 million. Approximately $15 million of the increase in retained earnings is related to periods prior to 2013, more specifically to the first quarter of 2009 and the fourth quarter of 2008. For the year ended December 31, 2013, the correction of the ceiling test error resulted in a decrease in our ceiling-test write-down for the year ended December 31, 2013 of approximately $27 million, which was partially offset by an increase in our depreciation, depletion and amortization expense for full year 2013 of approximately $1 million. These corrections increased net income for the year ended December 31, 2013 by approximately $16 million (net of an increase to the income tax benefit of approximately $9 million for the period).

Along with restating our financial statements to correct the error discussed above, we have recorded adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-K/A. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the each of the years ended December 31, 2013, 2012, and 2011, and reported fiscal quarters within each of these years. However, in conjunction with our need to restate our financial statements as a result of the error noted above, we have determined that it would be appropriate to make adjustments for all such previously unrecorded adjustments in this Form 10-K/A.

The combined impacts of all adjustments to the applicable line items in our audited consolidated financial statements for the periods covered by this Form 10K-A are provided in the tables below.

Financial Statement Presentation. In addition to the restatement of our consolidated financial statements, we have also restated the following items to reflect certain changes noted above.

•	Note 1. Summary of Significant Accounting Policies

•	Note 2. Earnings Per Share

•	Note 3. Provision for Income Taxes

•	Note 6. Share-Based Compensation

•	Supplemental Information – Capitalized Costs

•	Supplemental Information – Selected Quarterly Financial Data (Unaudited)

Notes to Condensed Consolidated Financial Statements
Swift Energy Company and Subsidiaries (continued)

The following tables present the effect of the correction of the ceiling test calculation error and other adjustments on selected line items of our previously reported consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Consolidated Balance Sheet as of December 31, 2013
	(As Reported)	Adjustments	(As Restated)
Accounts Receivable	$70,897	$—	$70,897
Deferred Tax Asset	4,974	5,741	10,715
Total Current Assets	86,748	5,741	92,489
Accumulated depreciation, depletion, and amortization	(3,174,453)	49,171	(3,125,282)
Property and Equipment, Net	2,539,646	49,171	2,588,817
Total Assets	2,643,593	54,912	2,698,505

Accounts payable and accrued liabilities	83,361	(1,043)	82,318
Total Current Liabilities	177,076	(1,043)	176,033
Deferred Tax Liabilities	217,384	23,821	241,205
Other Long-Term Liabilities	10,324	—	10,324
Additional paid-in capital	761,972	270	762,242
Retained earnings	283,380	31,864	315,244
Total Stockholders’ Equity	1,033,216	32,134	1,065,350
Total Liabilities and Stockholders’ Equity	2,643,593	54,912	2,698,505

	Consolidated Balance Sheet as of December 31, 2012
	(As Reported)	Adjustments	(As Restated)
Accounts Receivable (2)	$67,318	$3,885	$71,203
Deferred Tax Asset (1)	5,679	2,583	8,262
Total Current Assets	80,537	6,468	87,005
Accumulated depreciation, depletion, and amortization (1)	(2,847,773)	22,934	(2,824,839)
Property and Equipment, Net	2,345,020	22,934	2,367,954
Total Assets	2,444,061	29,402	2,473,463

Accounts payable and accrued liabilities	75,378	1,932	77,310
Total Current Liabilities	177,480	1,932	179,412
Deferred Tax Liabilities (1)	223,243	11,250	234,493
Other Long-Term Liabilities	9,901	297	10,198
Additional paid-in capital	747,868	649	748,517
Retained earnings (1)	302,412	15,274	317,686
Total Stockholders’ Equity	1,036,860	15,923	1,052,783
Total Liabilities and Stockholders’ Equity	2,444,061	29,402	2,473,463
(1) The adjustments column includes the impact of correcting the error in the ceiling test write-down as of December 31, 2012. Included in these amounts are approximately $23 million related to Accumulated depreciation, depletion, and amortization, $9 million related to the net deferred tax liabilities and $15 million related to retained earnings.

(2) The adjustments column includes the impact of a $2.9 million revenue adjustment related to the 2012 finalization of a property unitization which was originally recorded in 2013.

Notes to Condensed Consolidated Financial Statements
Swift Energy Company and Subsidiaries (continued)

	Consolidated Statement of Operations for the year ended December 31, 2013
	(As Reported)	Adjustments	(As Restated)
Oil and Gas Sales (2)	$588,541	$(3,312)	$585,229
Total Revenues	587,713	(3,312)	584,401
General and Administrative, net	45,802	(379)	45,423
Depreciation, depletion, and amortization	252,043	726	252,769
Lease operating cost	101,611	(1,880)	99,731
Transportation and gas processing	22,336	(1,292)	21,044
Severance and other taxes	42,252	473	42,725
Write-down of oil and gas properties	73,911	(26,963)	46,948
Total Costs and Expenses	613,518	(29,315)	584,203
Income (Loss) from Continuing Operations Before Income Taxes	(25,805)	26,003	198
Provision (Benefit) for Income Taxes	(6,773)	9,413	2,640
Income (Loss) from Continuing Operations	(19,032)	16,590	(2,442)
Net Income (Loss)	(19,032)	16,590	(2,442)

Basic EPS: Income (Loss) from Continuing Operations	$(0.44)	$0.38	$(0.06)
Basic EPS: Net Income (Loss)	$(0.44)	$0.38	$(0.06)

Diluted EPS: Income (Loss) from Continuing Operations	$(0.44)	$0.38	$(0.06)
Diluted EPS: Net Income (Loss)	$(0.44)	$0.38	$(0.06)
(2) The adjustments column includes the impact of a $2.9 million revenue adjustment related to the 2012 finalization of a property unitization which was originally recorded in 2013.

	Consolidated Statements of Operations for the year ended December 31, 2012
	(As Reported)	Adjustments	(As Restated)
Oil and Gas Sales (2)	$554,194	$4,196	$558,390
Total Revenues	557,290	4,196	561,486
General and Administrative, net	46,778	319	47,097
Depreciation, depletion, and amortization	247,178	2,166	249,344
Lease operating cost	97,295	540	97,835
Transportation and gas processing	18,175	1,292	19,467
Severance and other taxes	48,862	(1,316)	47,546
Total Costs and Expenses	520,712	3,001	523,713
Income (Loss) from Continuing Operations Before Income Taxes	36,578	1,195	37,773
Provision (Benefit) for Income Taxes	15,639	433	16,072
Income (Loss) from Continuing Operations	20,939	762	21,701
Net Income (Loss)	20,939	762	21,701

Basic EPS: Income (Loss) from Continuing Operations	$0.49	$0.02	$0.51
Basic EPS: Net Income (Loss)	$0.49	$0.02	$0.51

Diluted EPS: Income (Loss) from Continuing Operations	$0.48	$0.02	$0.50
Diluted EPS: Net Income (Loss)	$0.48	$0.02	$0.50
(2) The adjustments column includes the impact of a $2.9 million revenue adjustment related to the 2012 finalization of a property unitization which was originally recorded in 2013.

Notes to Condensed Consolidated Financial Statements
Swift Energy Company and Subsidiaries (continued)

	Consolidated Statements of Operations for the year ended December 31, 2011
	(As Reported)	Adjustments	(As Restated)
Oil and Gas Sales	$602,341	$(1,322)	$601,019
Total Revenues	599,131	(1,322)	597,809
General and Administrative, net	45,362	(37)	45,325
Depreciation, depletion, and amortization	221,230	1,851	223,081
Severance and other taxes	52,508	843	53,351
Total Costs and Expenses	464,027	2,657	466,684
Income (Loss) from Continuing Operations Before Income Taxes	135,104	(3,979)	131,125
Provision (Benefit) for Income Taxes	50,494	(1,440)	49,054
Income (Loss) from Continuing Operations	84,610	(2,539)	82,071
Net Income (Loss)	98,821	(2,539)	96,282

Basic EPS: Income (Loss) from Continuing Operations	$2.00	$(0.06)	$1.94
Basic EPS: Net Income (Loss)	$2.33	$(0.06)	$2.27

Diluted EPS: Income (Loss) from Continuing Operations	$1.97	$(0.06)	$1.91
Diluted EPS: Net Income (Loss)	$2.30	$(0.06)	$2.24

	Consolidated Statements of Comprehensive Income for the year ended December 31,
	2013			2012			2011
	(As Reported)	Adjustments	(As Restated)	(As Reported)	Adjustments	(As Restated)	(As Reported)	Adjustments	(As Restated)
Net Income (Loss)	$(19,032)	$16,590	$(2,442)	$20,939	$762	$21,701	$98,821	$(2,539)	$96,282
Comprehensive Income (Loss)	(19,032)	16,590	(2,442)	20,939	762	21,701	98,959	(2,539)	96,420

	Consolidated Statements of Cash Flows for the year ended December 31, 2013
	(As Reported)	Adjustments	(As Restated)
Net income (loss)	$(19,032)	$16,590	$(2,442)
Write-down of oil and gas properties	73,911	(26,963)	46,948
Depreciation, depletion, and amortization	252,043	726	252,769
Deferred income taxes	(6,766)	9,413	2,647
Share-based compensation expense	10,478	(379)	10,099
Other	(5,146)	(297)	(5,443)
(Increase) decrease in accounts receivable	(5,779)	3,885	(1,894)
Increase (decrease) in accounts payable and accrued liabilities	5,582	(2,975)	2,607
Cash provided by operating activities – continuing operations	311,447	—	311,447

Notes to Condensed Consolidated Financial Statements
Swift Energy Company and Subsidiaries (continued)

	Consolidated Statements of Cash Flows for the year ended December 31, 2012
	(As Reported)	Adjustments	(As Restated)
Net income (loss)	$20,939	$762	$21,701
Depreciation, depletion, and amortization	247,178	2,166	249,344
Deferred income taxes	16,798	433	17,231
Share-based compensation expense	13,476	319	13,795
(Increase) decrease in accounts receivable	3,235	(4,769)	(1,534)
Increase (decrease) in accounts payable and accrued liabilities	(2,102)	1,089	(1,013)
Cash provided by operating activities – continuing operations	314,606	—	314,606

	Consolidated Statements of Cash Flows for the year ended December 31, 2011
	(As Reported)	Adjustments	(As Restated)
Net income (loss)	$98,821	$(2,539)	$96,282
Depreciation, depletion, and amortization	221,230	1,851	223,081
Deferred income taxes	48,995	(1,440)	47,555
Share-based compensation expense	12,625	330	12,955
(Increase) decrease in accounts receivable	(12,625)	1,322	(11,303)
Increase (decrease) in accounts payable and accrued liabilities	10,134	476	10,610
Cash provided by operating activities – continuing operations	373,058	—	373,058

1. Summary of Significant Accounting Policies (As Restated)

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

(in thousands)	December 31, 2013 (As Restated)	December 31, 2012 (As Restated)
Property and Equipment
Proved oil and gas properties	$5,600,279	$5,058,524
Unproved oil and gas properties	71,452	92,579
Furniture, fixtures, and other equipment	42,368	41,690
Less – Accumulated depreciation, depletion, and amortization	(3,125,282)	(2,824,839)
Property and Equipment, Net	$2,588,817	$2,367,954

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

Due to the effects of pricing, timing of projects and changes in our reserves product mix, in 2013 we reported a non-cash write-down on a before-tax basis of $46.9 million (restated) on our oil and natural gas properties.

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

At December 31, 2013, our “Accounts receivable” balance included $56.9 million for oil and gas sales, $1.6 million for joint interest owners, $11.6 million for severance tax credit receivables and $0.8 million for other receivables. At December 31, 2012, our “Accounts receivable” balance included $57.2 million (restated) for oil and gas sales, $3.6 million for joint interest owners, $6.4 million (restated) for severance tax credit receivables and $4.0 million (restated) for other receivables.

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

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying consolidated balance sheets are summarized below (in thousands):

	December 31, 2013 (As Restated)	December 31, 2012 (As Restated)
Trade accounts payable (1)	$30,769	$31,128
Accrued operating expenses	16,016	16,479
Accrued payroll costs	10,938	12,297
Asset retirement obligation – current portion	15,859	7,134
Accrued taxes	5,845	5,473
Other payables	2,891	4,799
Total accounts payable and accrued liabilities	$82,318	$77,310
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

2. Earnings Per Share (As Restated)

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

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	2013 (As Restated)			2012 (As Restated)			2011 (As Restated)
	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$(2,442)	43,331	$(0.06)	$21,701	42,840	$0.51	$82,071	42,394	$1.94
Dilutive Securities:
Stock Options		—			90			235
Restricted Stock Awards		—			244			267
Restricted Stock Units		—			—			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$(2,442)	43,331	$(0.06)	$21,701	43,174	$0.50	$82,071	42,896	$1.91

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

3. Provision for Income Taxes (As Restated)

Income (Loss) from continuing operations before taxes is as follows (in thousands):

	Year Ended December 31,
	2013 (As Restated)	2012 (As Restated)	2011 (As Restated)
Income (Loss) from Continuing Operations Before Income Taxes	$198	$37,773	$131,125

The following is an analysis of the consolidated income tax provision (benefit) from continuing operations (in thousands):

	Year Ended December 31,
	2013 (As Restated)	2012 (As Restated)	2011 (As Restated)
Current	$(12)	$(1,144)	$1,616
Deferred	2,652	17,216	47,438
Total	$2,640	$16,072	$49,054

Reconciliations of income taxes computed using the U.S. Federal statutory rate to the effective income tax rates are as follows (in thousands):

	Year Ended December 31,
	2013 (As Restated)	2012 (As Restated)	2011 (As Restated)
Income taxes computed at U.S. statutory rate (35%)	$69	$13,221	$45,889
State tax provisions (benefits), net of federal benefits	(184)	(950)	(1,206)
Non-deductible equity compensation	1,127	1,911	1,537
Stock-based compensation tax shortfall	558	—	—
Valuation allowances	385	2,370	2,273
Expiration of carryover items	400	—	—
Uncertain Tax Positions	—	(977)	—
Other, net	285	497	561
Provision for income taxes	$2,640	$16,072	$49,054

Effective rate	1,333.4%	42.5%	37.4%

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

The tax effects of temporary differences representing the net deferred tax asset (liability) at December 31, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,
	2013 (As Restated)	2012 (As Restated)
Deferred tax assets:
Federal net operating loss (“NOL”) carryovers	$117,713	$93,445
NOLs for excess stock-based compensation	(9,615)	(9,676)
State NOL carryovers	14,626	13,686
Alternative minimum tax credits	2,092	2,092
Other Carryover Items	1,295	1,378
Asset Retirement Obligation	28,628	31,413
Unrealized share-based compensation	9,957	9,096
Valuation allowance	(6,703)	(6,318)
Other	6,042	5,904
Total deferred tax assets	$164,035	$141,020

Deferred tax liabilities:
Oil and gas exploration and development costs	$(393,606)	$(363,952)
Other	(919)	(3,299)
Total deferred tax liabilities	$(394,525)	$(367,251)

Net deferred tax liabilities	$(230,490)	$(226,231)

Net current deferred tax assets	10,715	8,262

Net non-current deferred tax liabilities	$(241,205)	$(234,493)

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

During 2012, we reversed our previously accrued liability of 1.0 million for an uncertain tax position on which the statutory audit period expired and recognized the related tax benefit.

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

6. Share-Based Compensation (As Restated)

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

Share-based compensation expense for both stock option awards and restricted stock issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying consolidated statements of operations, was $9.3 million (restated), $12.9 million (restated) and $12.2 million (restated) for the years ended December 31, 2013, 2012 and 2011, respectively. Share-based compensation recorded in lease operating cost was $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. We also capitalized $5.5 million, $5.2 million and $4.2 million of share-based compensation for the years ended December 31, 2013, 2012 and 2011, respectively. We view stock option awards and restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life of component awards and amortize the awards on a straight-line basis over the life of the awards.

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

The compensation expense for these awards was determined based on the closing market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of December 31, 2013, we had unrecognized compensation expense of $12.9 million (restated) related to restricted stock awards which is expected to be recognized over a weighted-average period of 1.5 years. The grant date fair values of shares vested for the years ended December 31, 2013, 2012 and 2011 were $12.8 million, $10.0 million and $8.7 million, respectively.

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

Supplementary Information

Swift Energy Company and Subsidiaries
Oil and Gas Operations (Unaudited)

Capitalized Costs (As Restated). The following table presents our aggregate capitalized costs relating to oil and natural gas producing activities and the related depreciation, depletion, and amortization (in thousands):

Total
December 31, 2013 (As Restated)
Proved oil and gas properties	$5,600,279
Unproved oil and gas properties	71,452
5,671,731
Accumulated depreciation, depletion, and amortization	(3,092,591)
Net capitalized costs	$2,579,140

December 31, 2012 (As Restated)
Proved oil and gas properties	$5,058,524
Unproved oil and gas properties	92,579
5,151,103
Accumulated depreciation, depletion, and amortization	(2,795,956)
Net capitalized costs	$2,355,147

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

Selected Quarterly Financial Data (Unaudited) (As Restated). As discussed in Note 1A, we have identified certain accounting errors that affected consolidated financial statement amounts that were previously presented in our earlier filed Forms 10-Q and Form 10-K for the periods below. In the tables below, the sum of the individual quarterly net income (loss) per common share amounts may not agree with year-to-date net income (loss) per common share amounts as each quarterly computation is based on the weighted average number of common shares outstanding during that period. In addition, certain potentially dilutive securities were not included in certain of the quarterly computations of diluted net income per common share because to do so would have been antidilutive.

The quarterly financial data in 2013 and 2012, as originally reported (“As Reported”), as adjusted ("Adjustments") and as restated to correct these errors (“As Restated”), is presented below (in thousands, except per share data):

	Revenues	Net Income (Loss) Before Taxes	Net Income (Loss)	Basic EPS	Diluted EPS
2013 (As Reported)
First	$146,237	$11,586	$7,209	$0.17	$0.17
Second	142,466	11,015	6,722	0.15	0.15
Third	153,001	15,378	8,886	0.20	0.20
Fourth	146,009	(63,784)	(41,849)	(0.96)	(0.96)
Total	$587,713	$(25,805)	$(19,032)	$(0.44)	$(0.44)

2013 (Adjustments)
First	$54	$1,300	$829	$0.02	$0.01
Second	1,611	1,296	827	0.02	0.02
Third	(2,068)	(2,394)	(1,527)	(0.03)	(0.03)
Fourth (1)	(2,909)	25,801	16,461	0.38	0.38
Total	$(3,312)	$26,003	$16,590	$0.39	$0.38

2013 (As Restated)
First	$146,291	$12,886	$8,038	$0.19	$0.18
Second	144,077	12,311	7,549	0.17	0.17
Third	150,933	12,984	7,359	0.17	0.17
Fourth (2)	143,100	(37,983)	(25,388)	(0.58)	(0.58)
Total	$584,401	$198	$(2,442)	$(0.06)	$(0.06)

(1) As discussed in Note 1A, these adjustments reflect (a) the correction to our ceiling test write-down for the fourth quarter of 2013 of approximately $27 million, which was partially offset by an increase in our depreciation, depletion and amortization expense of approximately $0.3 million, and (b) the impact of a $2.9 million revenue adjustment related to the 2012 finalization of a property unitization which was originally recorded in 2013. These corrections increased net income for the fourth quarter of 2013 by approximately $15 million (net of an increase to the income tax benefit of approximately $9 million for the period).

(2) Due to the effects of pricing, timing of projects and changes in our reserves product mix, in the fourth quarter of 2013 we reported a non-cash write-down on a before-tax basis of $46.9 million ($30.0 million after tax) on our oil and natural gas properties.

	Revenues	Net Income (Loss) Before Taxes	Net Income (Loss)	Basic EPS	Diluted EPS
2012 (As Reported)
First	$135,878	$5,882	$3,570	$0.08	$0.08
Second	134,757	5,115	3,028	0.07	0.07
Third	128,750	5,544	3,122	0.07	0.07
Fourth (1)	157,905	20,037	11,219	0.26	0.26
Total	$557,290	$36,578	$20,939	$0.49	$0.48

2012 (Adjustments)
First	$1,948	$2,672	$1,705	$0.04	$0.04
Second	(1,175)	(1,912)	(1,220)	(0.03)	(0.03)
Third	111	(604)	(385)	(0.01)	(0.01)
Fourth (2)	3,312	1,039	662	0.02	0.01
Total	$4,196	$1,195	$762	$0.02	$0.01

2012 (As Restated)
First	$137,826	$8,554	$5,275	$0.12	$0.12
Second	133,582	3,203	1,808	0.04	0.04
Third	128,861	4,940	2,737	0.06	0.06
Fourth	161,217	21,076	11,881	0.28	0.27
Total	$561,486	$37,773	$21,701	$0.51	$0.50

(1) There were no extraordinary items in 2012.

(2) These adjustments reflects a $2.9 million revenue adjustment related to the 2012 finalization of a property unitization which was originally recorded in 2013. This correction increased net income for the fourth quarter of 2012 by approximately $1.9 million (net of an increase to the income tax provision of approximately $1.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. At the time the Original Filing was filed on March 3, 2014, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2013.

Subsequent to that evaluation management has determined that a deficiency in internal control exists related to the review controls for the full-cost ceiling test write-down calculation, specifically analyzing the deferred income tax effects in the calculation, and has further concluded that such deficiency represents a material weakness in our internal control over financial reporting as discussed in Item 8. Management's Report on Internal Control Over Financial Reporting. As a result of the determination of a material weakness, management has now concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements in this Form 10-K/A for the year ended December 31, 2013 and for each of the quarterly periods within fiscal 2013 are fairly presented, in all material respects, in accordance with US GAAP.

For further information about our remediation plans related to the referenced material weakness, refer to Item 8.
Management's Report on Internal Control Over Financial Reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1. The following consolidated financial statements of Swift Energy Company together with the report thereon of Ernst & Young LLP and the data contained therein are included in Item 8 hereof:

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

By: /s/ Terry E. Swift
Terry E. Swift
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Swift Energy Company, and in the capacities and on the dates indicated:

Signatures	Title	Date

Director
/s/ Terry E. Swift	Chief Executive Officer	November 17, 2014
Terry E. Swift

Executive Vice-President
/s/ Alton D. Heckaman, Jr.	Principal Financial Officer	November 17, 2014
Alton D. Heckaman, Jr.	Principal Accounting Officer

/s/ Deanna L. Cannon	Director	November 17, 2014
Deanna L. Cannon

/s/ Douglas J. Lanier	Director	November 17, 2014
Douglas J. Lanier

/s/Greg Matiuk	Director	November 17, 2014
Greg Matiuk

/s/ Clyde W. Smith, Jr.	Director	November 17, 2014
Clyde W. Smith, Jr.

/s/ Charles J. Swindells	Director	November 17, 2014
Charles J. Swindells

/s/ Bruce H. Vincent	Director	November 17, 2014
Bruce H. Vincent