Form 10-Q/A
period 2014-03-31
SWIFT ENERGY CO
filed 2014-11-17
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2014 (the “Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures for the three months ended March 31, 2014. This Form 10-Q/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

On November 10, 2014, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management and Ernst & Young LLP (“EY”), our independent registered public accounting firm, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013; (2) the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013; and (3) the unaudited condensed consolidated financial statements included our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

In connection with the preparation of our financial statements for the quarter ended September 30, 2014, we determined that an error occurred in our model used for the ceiling test calculation we prepared at December 31, 2013, March 31, 2009 and December 31, 2008, to determine whether the net book value of the Company's oil and gas properties exceed the ceiling. Specifically, this error related to incorrectly including the deferred income tax effect of the Company's asset retirement obligations when computing the ceiling test limitation of its oil and natural gas properties under the full-cost method of accounting. The Company determined that the error caused a material overstatement of its full-cost ceiling test write-down of oil and gas properties in periods prior to 2014.

As a result of this error, we are restating our unaudited consolidated financial statements for the three months ended March 31, 2014 and 2013. As of March 31, 2014, the correction of this error principally increased the Company's net oil and gas property balances by approximately $49 million, increased the net deferred tax liabilities by approximately $18 million, and increased retained earnings by approximately $31 million. The correction of the error also resulted in an increase in our depreciation, depletion and amortization expense for the three months ended March 31, 2014 and 2013 of approximately $0.7 million and $0.3 million, respectively, and decreased net income for the three months ended March 31, 2014 and 2013 by approximately $0.4 million and $0.2 million, respectively (net of a decrease to the income tax provision for the three months ended March 31, 2014 and 2013, of approximately $0.3 million and $0.1 million, respectively). Please refer to Note 1A - “Restatement of Previously Issued Consolidated Financial Statements” of this Form 10-Q/A for more information regarding the impact of these adjustments.

Along with restating our financial statements to correct the error discussed above, we are making adjustments for certain previously identified immaterial accounting errors related to the periods covered by this form 10-Q/A. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the three months ended March 31, 2014 and 2013. However, in conjunction with our need to restate our financial statements as a result of the error noted above, we have determined that it would be appropriate within this form 10-Q/A to make adjustments for all such previously unrecorded adjustments. Please refer to Note 1A - “Restatement of Previously Issued Consolidated Financial Statements” of this Form 10-Q/A for more information regarding the impact of these adjustments.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Quarterly Report on Form 10-Q/A has been identified as “restated”.

Internal Control Consideration

Our management has determined that there was a deficiency in our internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at March 31, 2014. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4 included in this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A.	Part I, Item 1. Financial Statements

B.	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

C.	Part I, Item 4. Controls and Procedures

D.	Part II, Item 1A. Risk Factors

E.	Part II, Item 6. Exhibits

This report on Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update the information contained therein in any way other than as required to correct the error and record the adjustments described above.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A.

SWIFT ENERGY COMPANY

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Condensed Consolidated Balance Sheets (As Restated)
Swift Energy Company and Subsidiaries (in thousands, except share amounts)

	March 31, 2014 (As Restated)	December 31, 2013 (As Restated)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$91	$3,277
Accounts receivable	73,581	70,897
Deferred tax asset	10,852	10,715
Other current assets	9,726	7,600
Total Current Assets	94,250	92,489

Property and Equipment:
Property and Equipment, including $66,246 and $71,452 of unproved property costs not being amortized, respectively	5,813,305	5,714,099
Less – Accumulated depreciation, depletion, and amortization	(3,188,238)	(3,125,282)
Property and Equipment, Net	2,625,067	2,588,817
Other Long-Term Assets	15,585	17,199
Total Assets	$2,734,902	$2,698,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$79,542	$82,318
Accrued capital costs	56,533	61,164
Accrued interest	13,140	21,561
Undistributed oil and gas revenues	13,170	10,990
Total Current Liabilities	162,385	176,033

Long-Term Debt	1,175,036	1,142,368
Deferred Tax Liabilities	247,606	241,205
Asset Retirement Obligation	64,503	63,225
Other Long-Term Liabilities	9,831	10,324

Commitments and Contingencies	—	—

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 44,234,819 and 43,915,346 shares issued, and 43,804,946 and 43,401,920 shares outstanding, respectively	442	439
Additional paid-in capital	764,058	762,242
Treasury stock held, at cost, 429,873, and 513,426 shares, respectively	(9,645)	(12,575)
Retained earnings	320,686	315,244
Total Stockholders’ Equity	1,075,541	1,065,350
Total Liabilities and Stockholders’ Equity	$2,734,902	$2,698,505

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited) (As Restated)
Swift Energy Company and Subsidiaries (in thousands, except per-share amounts)

	Three Months Ended March 31,
	2014 (As Restated)	2013 (As Restated)
Revenues:
Oil and gas sales	$149,057	$146,531
Price-risk management and other, net	(4,877)	(240)
Total Revenues	144,180	146,291

Costs and Expenses:
General and administrative, net	10,526	12,725
Depreciation, depletion, and amortization	62,651	60,456
Accretion of asset retirement obligation	1,386	1,775
Lease operating cost	24,967	26,884
Transportation and gas processing	5,292	4,738
Severance and other taxes	9,202	10,025
Interest expense, net	18,449	16,802
Total Costs and Expenses	132,473	133,405

Income Before Income Taxes	11,707	12,886

Provision for Income Taxes	6,265	4,848

Net Income	$5,442	$8,038

Per Share Amounts-

Basic: Net Income	$0.12	$0.19

Diluted: Net Income	$0.12	$0.18

Weighted Average Shares Outstanding - Basic	43,628	43,167

Weighted Average Shares Outstanding - Diluted	44,118	43,603

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (As Restated)
Swift Energy Company and Subsidiaries (in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance, December 31, 2012 (As Restated)	$435	$748,517	$(13,855)	$317,686	$1,052,783
Stock issued for benefit plans (104,890 shares)	—	(1,171)	2,793	—	1,622
Shares issued from option exercises (1,125 shares)	—	4	—	—	4
Purchase of treasury shares (98,020 shares)	—	—	(1,513)	—	(1,513)
Tax shortfall from share-based compensation	—	(1,607)	—	—	(1,607)
Employee stock purchase plan (72,273 shares)	1	945	—	—	946
Issuance of restricted stock (391,581 shares)	3	(3)	—	—	—
Amortization of share-based compensation	—	15,557	—	—	15,557
Net Loss	—	—	—	(2,442)	(2,442)
Balance, December 31, 2013 (As Restated)	$439	$762,242	$(12,575)	$315,244	$1,065,350

Stock issued for benefit plans (154,665 shares) (1)	—	(1,876)	3,785	—	1,909
Purchase of treasury shares (71,112 shares) (1)	—	—	(855)	—	(855)
Employee stock purchase plan (71,825 shares) (1)	1	823	—	—	824
Issuance of restricted stock (247,648 shares) (1)	2	(2)	—	—	—
Amortization of share-based compensation (1)	—	2,871	—	—	2,871
Net Income (1)	—	—	—	5,442	5,442
Balance, March 31, 2014 (As Restated)	$442	$764,058	$(9,645)	$320,686	$1,075,541

(1) Unaudited

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited) (As Restated)
Swift Energy Company and Subsidiaries (in thousands)

	Three Months Ended March 31,
	2014 (As Restated)	2013 (As Restated)
Cash Flows from Operating Activities:
Net income	$5,442	$8,038
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation, depletion, and amortization	62,651	60,456
Accretion of asset retirement obligation	1,386	1,775
Deferred income taxes	6,265	4,848
Share-based compensation expense	1,784	3,015
Other	(2,862)	(4,161)
Change in assets and liabilities-
(Increase) decrease in accounts receivable	(2,834)	(5,245)
Increase (decrease) in accounts payable and accrued liabilities	6,288	1,800
Increase (decrease) in accrued interest	(8,421)	(8,303)
Net Cash Provided by Operating Activities	69,699	62,223

Cash Flows from Investing Activities:
Additions to property and equipment	(105,589)	(132,981)
Proceeds from the sale of property and equipment	35	999
Net Cash Used in Investing Activities	(105,554)	(131,982)

Cash Flows from Financing Activities:
Proceeds from bank borrowings	115,300	265,600
Payments of bank borrowings	(82,600)	(195,300)
Net proceeds from issuances of common stock	824	946
Purchase of treasury shares	(855)	(1,409)
Net Cash Provided by Financing Activities	32,669	69,837

Net increase (decrease) in Cash and Cash Equivalents	(3,186)	78

Cash and Cash Equivalents at Beginning of Period	3,277	170

Cash and Cash Equivalents at End of Period	$91	$248

Supplemental Disclosures of Cash Flows Information:

Cash paid during period for interest, net of amounts capitalized	$26,310	$24,626

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Swift Energy Company and Subsidiaries

(1)           General Information

The condensed consolidated financial statements included herein have been prepared by Swift Energy Company (“Swift Energy,” the “Company,” or “we”) and reflect necessary adjustments, all of which were of a recurring nature unless otherwise disclosed herein, and are in the opinion of our management necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on November 17, 2014.

(1A)       Restatement of Previously Issued Condensed Consolidated Financial Statements

Overview. In connection with the preparation of our financial statements for the quarter ended September 30, 2014, we determined that the ceiling test calculation we had prepared at December 31, 2013, March 31, 2009 and December 31, 2008, to determine whether the net book value of the Company's oil and gas properties exceed the ceiling, incorrectly included the deferred income tax effect of the Company's asset retirement obligations when computing the ceiling test limitation of its oil and natural gas properties under the full-cost method of accounting. The Company determined that the error caused a material overstatement of its full-cost ceiling test write-down of oil and gas properties in periods prior to 2014, more specifically in the fourth quarter of 2013, in the first quarter of 2009 and the fourth quarter of 2008, including associated depletion for all periods presented. As a result of this error, in this Form 10-Q/A we are restating our unaudited condensed consolidated financial information for the quarters ended March 31, 2014 and 2013.

As of March 31, 2014, the correction of this error principally increased the Company's net oil and gas property balances by approximately $49 million, increased net deferred tax liabilities by approximately $18 million, and increased retained earnings by approximately $31 million. The correction of the error also resulted in an increase in our depreciation, depletion and amortization expense for the three months ended March 31, 2014 and 2013 of approximately $0.7 million and $0.3 million, respectively, and decreases net income for the three months ended March 31, 2014 and 2013 by approximately $0.4 million and $0.2 million, respectively (net of a decrease to the income tax provision for the three months ended March 31, 2014 and 2013, of approximately $0.3 million and $0.1 million, respectively).

Along with restating our financial statements to correct the error discussed above, we have recorded adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-Q/A. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the three months ended March 31, 2014 or 2013. However, in conjunction with our need to restate our financial statements as a result of the error noted above, we have determined that it would be appropriate to make adjustments within this Form 10-Q/A for all such previously unrecorded adjustments.

The combined impacts of all adjustments to the applicable line items in our unaudited condensed consolidated financial statements for the periods covered by this Form 10-Q/A are provided in the tables below.

Financial Statement Presentation. In addition to the restatement of our unaudited condensed consolidated financial statements, we have restated the following notes to the unaudited condensed consolidated financial statements to reflect certain changes noted above.

•	Note 2. Summary of Significant Accounting Policies

•	Note 3. Share-Based Compensation

•	Note 4. Earnings Per Share

The following tables present the effect of the correction of the error and other adjustments on selected line items of our previously reported unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 (in thousands):

	Consolidated Balance Sheet as of March 31, 2014
	(As Reported)	Adjustments	(As Restated)
Accounts Receivable	$73,082	$499	$73,581
Deferred tax asset	5,572	5,280	10,852
Other Current Assets	10,081	(355)	9,726
Total Current Assets	88,826	5,424	94,250
Accumulated depreciation, depletion, and amortization (1)	(3,236,443)	48,205	(3,188,238)
Property and Equipment, Net	2,576,862	48,205	2,625,067
Total Assets	2,681,273	53,629	2,734,902

Accounts payable and accrued liabilities	81,182	(1,640)	79,542
Total Current Liabilities	164,025	(1,640)	162,385
Deferred Tax Liabilities (1)	224,230	23,376	247,606
Retained earnings (1)	288,793	31,893	320,686
Total Stockholders’ Equity	1,043,648	31,893	1,075,541
Total Liabilities and Stockholders’ Equity	2,681,273	53,629	2,734,902
(1) The adjustments column includes the impact of correcting the error in the ceiling test write-down as of March 31, 2014. Included in these amounts are approximately $49 million related to Accumulated depreciation, depletion, and amortization, $18 million related to the net deferred tax liabilities and $31 million related to retained earnings.

	Condensed Consolidated Statements of Operations For the Three Months Ended March 31,
	2014			2013
	(As Reported)	Adjustments	(As Restated)	(As Reported)	Adjustments	(As Restated)
Oil and Gas Sales	$148,558	$499	$149,057	$146,477	$54	$146,531
Total Revenues	143,681	499	144,180	146,237	54	146,291
General and Administrative, net	10,739	(213)	10,526	12,725	—	12,725
Depreciation, depletion, and amortization	61,685	966	62,651	60,120	336	60,456
Lease operating cost	25,267	(300)	24,967	27,424	(540)	26,884
Transportation and gas processing	5,292	—	5,292	6,030	(1,292)	4,738
Severance and other taxes	9,202	—	9,202	9,775	250	10,025
Total Costs and Expenses	132,020	453	132,473	134,651	(1,246)	133,405
Income (Loss) from Continuing Operations Before Income Taxes	11,661	46	11,707	11,586	1,300	12,886
Provision (Benefit) for Income Taxes	6,248	17	6,265	4,377	471	4,848
Net Income (Loss)	5,413	29	5,442	7,209	829	8,038

Basic EPS: Net Income (Loss)	$0.12	$—	$0.12	$0.17	$0.02	$0.19
Diluted EPS: Net Income (Loss)	$0.12	$—	$0.12	$0.17	$0.01	$0.18

	Consolidated Statements of Cash Flows For the Year Ended March 31,
	2014			2013
	(As Reported)	Adjustments	(As Restated)	(As Reported)	Adjustments	(As Restated)
Net income (loss)	$5,413	$29	$5,442	$7,209	$829	$8,038
Depreciation, depletion, and amortization	61,685	966	62,651	60,120	336	60,456
Deferred income taxes	6,248	17	6,265	4,377	471	4,848
Share-based compensation expense	2,054	(270)	1,784	3,015	—	3,015
Other	(3,216)	354	(2,862)	(3,864)	(297)	(4,161)
(Increase) decrease in accounts receivable	(2,335)	(499)	(2,834)	(5,191)	(54)	(5,245)
Increase (decrease) in accounts payable and accrued liabilities	6,885	(597)	6,288	3,085	(1,285)	1,800
Net Cash Provided by Operating Activities	69,699	—	69,699	62,223	—	62,223

(2)           Summary of Significant Accounting Policies (As Restated)

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

(in thousands)	March 31, 2014 (As Restated)	December 31, 2013 (As Restated)
Property and Equipment
Proved oil and gas properties	$5,704,702	$5,600,279
Unproved oil and gas properties	66,246	71,452
Furniture, fixtures, and other equipment	42,357	42,368
Less – Accumulated depreciation, depletion, and amortization	(3,188,238)	(3,125,282)
Property and Equipment, Net	$2,625,067	$2,588,817

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

At March 31, 2014, our “Accounts receivable” balance included $60.0 million (restated) for oil and gas sales, $1.2 million for joint interest owners, $12.1 million for severance tax credit receivables and $0.3 million for other receivables. At December 31, 2013, our “Accounts receivable” balance included $56.9 million for oil and gas sales, $1.6 million for joint interest owners, $11.6 million for severance tax credit receivables and $0.8 million for other receivables.

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

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	March 31, 2014 (As Restated)	December 31, 2013 (As Restated)
Trade accounts payable (1)	$24,760	$30,769
Accrued operating expenses	16,486	16,016
Accrued payroll costs	10,550	10,938
Asset retirement obligation – current portion	14,586	15,859
Accrued taxes	6,874	5,845
Other payables	6,286	2,891
Total accounts payable and accrued liabilities	$79,542	$82,318
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

(3)           Share-Based Compensation (As Restated)

We have various types of share-based compensation plans. Refer to our definitive proxy statement for our annual meeting of shareholders filed with the SEC on April 2, 2014, as well as Note 6 of our consolidated financial statements in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, for additional information related to these share-based compensation plans.

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

Share-based compensation expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations, was $1.6 million (restated) and $2.8 million for the three months ended March 31, 2014 and 2013, respectively. Share-based compensation recorded in lease operating cost was less than $0.1 million for the three months ended March 31, 2014 and 2013. We also capitalized $1.1 million and $1.6 million of share-based compensation for the three months ended March 31, 2014 and 2013, respectively. We view stock option awards and restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life of component awards and amortize the awards on a straight-line basis over the life of the awards.

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

Restricted Stock Awards

The plans, as described in Note 6 of our consolidated financial statements in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, allow for the issuance of restricted stock awards that generally may not be sold or otherwise transferred until certain restrictions have lapsed. The unrecognized compensation cost related to these awards is expected to be expensed over the period the restrictions lapse (generally one to three years).

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

(4)           Earnings Per Share (As Restated)

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

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	(As Restated)			(As Restated)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net Income and Share Amounts	$5,442	43,628	$0.12	$8,038	43,167	$0.19
Dilutive Securities:
Stock Options		—			34
Restricted Stock Awards		420			280
Restricted Stock Units		70			122
Diluted EPS:
Net Income and Assumed Share Conversions	$5,442	44,118	$0.12	$8,038	43,603	$0.18

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial information and our consolidated financial statements and accompanying notes included in this report and our annual report on Form 10-K/A for the year ended December 31, 2013. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 30 of this report.

Restatement

As discussed in the Explanatory Note and in Note 1A of the Notes to Consolidated Financial Statements included in this Form 10-Q/A, we are restating our unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2014 and 2013. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and 2013.

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

Results of Operations

Revenues — Three Months Ended March 31, 2014 and 2013

Our oil and gas sales in the first quarter of 2014 increased by 2% compared to oil and gas sales in the first quarter of 2013, due to higher natural gas pricing and production, partially offset by lower oil pricing and production. Average oil prices we received were 8% lower than those received during the first quarter of 2013, while natural gas prices were 42% higher, and NGL prices were 21% higher.

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

The following table provides additional information regarding our oil and gas sales, excluding any effects of our hedging activities, for the three months ended March 31, 2014 and 2013:

Core Regions	Oil and Gas Sales (In Millions)		Net Oil and Gas Production Volumes (MBoe)
	2014	2013	2014	2013
Southeast Louisiana	$37.4	$44.3	400	446
South Texas	99.7	85.9	2,350	2,105
Central Louisiana	11.6	15.8	186	249
Other	0.4	0.5	8	19
Total	$149.1	$146.5	2,944	2,819

In the first quarter of 2014, our $2.6 million, or 2% increase in oil, NGL, and natural gas sales resulted from:

•	Price variances that had an approximate $6.0 million favorable impact on sales, primarily due to increases in natural gas and NGL prices partially offset by lower oil prices; and

•	Volume variances were approximately $3.5 million unfavorable, primarily due to lower oil and NGL volumes partially offset by an increase in natural gas production.

The following table provides additional information regarding our quarterly oil and gas sales, excluding any effects of our hedging activities, for the three months ended March 31, 2014 and 2013:

	Production Volume				Average Price (1)
	Oil (MBbl)	NGL (MBbl)	Gas (Bcf)	Combined (MBoe)	Oil (Bbl)	NGL (Bbl)	Natural Gas (Mcf)
Three Months Ended March 31, 2014	931	478	9.2	2,944	$99.38	$36.27	$4.20
Three Months Ended March 31, 2013	988	557	7.6	2,819	$108.45	$29.90	$2.96
(1) As described in Note 1A to the consolidated financial statements, adjustments for certain previously identified immaterial accounting errors have been made in this Form 10-Q/A. Any effect on the historical unit sales prices were evaluated and deemed to be immaterial to any period presented and therefore not restated.

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

Costs and Expenses — Three Months Ended March 31, 2014 and 2013

Our expenses in the first quarter of 2014 decreased $0.9 million, or 1%, compared to those in the first quarter of 2013, for the reasons noted below.

Lease operating cost. These expenses decreased $1.9 million, or 7%, compared to the level of such expenses in the first quarter of 2013. The decrease was due to costs associated with a well control incident in Lake Washington during the first quarter of 2013 as well as cost decreases in South Texas for lower salt water disposal costs. Our lease operating costs per Boe produced were $8.48 and $9.54 for the three months ended March 31, 2014 and 2013, respectively.

Transportation and gas processing. These expenses increased $0.6 million, or 12%, compared to the level of such expenses in the first quarter of 2013. Our transportation and gas processing costs per Boe produced were $1.80 and $1.68 for the three months ended March 31, 2014 and 2013, respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses increased $2.2 million, or 4% from those in the first quarter of 2013. The increase was due to higher production and a higher depletable base including higher future development costs, partially offset by higher reserve volumes. Our DD&A rate per Boe of production improved to $21.28 for the three months ended March 31, 2014, as compared to $21.45 for the three months ended March 31, 2013.

General and Administrative Expenses, Net. These expenses decreased $2.2 million, or 17%, from the level of such expenses in the first quarter of 2013. The decrease was primarily due to lower deferred compensation and a lower benefit accrual partially offset by lower capitalized amounts. For the first quarter of 2014, our capitalized general and administrative costs totaled $7.1 million and $9.1 million, respectively. Our net general and administrative expenses per Boe produced decreased to $3.57 per Boe in the first quarter of 2014 from $4.51 per Boe in the first quarter of 2013. The supervision fees recorded as a reduction to general and administrative expenses were $2.8 million for the three months ended March 31, 2014 and 2013.

Severance and Other Taxes. These expenses decreased $0.8 million, or 8%, from first quarter 2013 levels. Severance and other taxes, as a percentage of oil and gas sales, were approximately 6.2% and 6.8% in the three months ended March 31, 2014 and 2013, respectively. The decrease in the rate was primarily driven by credits from reduced tax rates of gas production related to South Texas completions in prior period wells.

Interest. Our gross interest cost in the first quarter of 2014 was $19.7 million, of which $1.3 million was capitalized. Our gross interest cost in the first quarter of 2013 was $18.7 million, of which $1.9 million was capitalized. The increase came primarily from additional borrowings on our credit facility.

Income Taxes. Our effective income tax rate was 53.5% and 37.6% for the three months ended March 31, 2014 and 2013, respectively. This increase in rate related to a shortfall between the tax deduction received with respect to prior restricted stock grants that vested in the quarter versus the actual book expense recorded over the life of those grants.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. For the first three months of 2014, our net cash provided by operating activities was $69.7 million, representing a 12% increase compared to $62.2 million generated during the same period of 2013. The increase was mainly due to changes in working capital.

Working Capital and Debt to Capitalization Ratio. Our working capital increased from a deficit of $83.5 million at December 31, 2013, to a deficit of $68.1 million at March 31, 2014. Working capital, which is calculated as current assets less current liabilities, can be used to measure both a company's operational efficiency and short-term financial health. The Company uses this measure to track our short-term financial position. Our working capital ratio does not include available liquidity through our credit facility. Our debt to capitalization ratio was 52% at March 31, 2014 and December 31, 2013.

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

Contractual Commitments and Obligations

We had no other material changes in our contractual commitments and obligations from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis in our Annual Report on Form 10-K/A for the year ending December 31, 2013.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of controls and other procedures designed to give reasonable assurance  that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. At the time that the Original Filing was filed on May 2, 2014, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting and disclosure controls and procedures were effective as of March 31, 2014.

Subsequent to that evaluation management has determined that a deficiency in internal control over financial reporting exists related to the review controls for the full-cost ceiling test write-down calculation, specifically analyzing the deferred income tax effects in the calculation, and has further concluded that this deficiency is a material weakness, as defined by Securities and Exchange Commission regulations, and that our disclosure controls and procedures were not effective as of March 31, 2014 as a result of that material weakness in our internal control over financial reporting.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements in this Form 10-Q/A for the quarters ended March 31, 2014 and 2013 are fairly presented, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first three months of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above related to the full-cost ceiling test write-down calculation.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K/A.

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

SWIFT ENERGY COMPANY (Registrant)
Date:	November 17, 2014	By:	/s/ Alton D. Heckaman, Jr.
Alton D. Heckaman, Jr. Executive Vice President Chief Financial Officer and Principal Accounting Officer

Exhibit Index

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*Filed herewith