Form 10-Q/A
period 2014-06-30
SWIFT ENERGY CO
filed 2014-11-17
CIK 351817

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2014 (the “Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures for the three and six months ended June 30, 2014. This Form 10-Q/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below.

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

As a result of this error, we are restating our unaudited consolidated financial statements for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, the correction of this error principally increased the Company's net oil and gas property balances by approximately $48 million, increased the net deferred tax liabilities by approximately $18 million, and increased retained earnings by approximately $30 million. The correction of the error also resulted in an increase in our depreciation, depletion and amortization expense for the three months ended June 30, 2014 and 2013 of approximately $0.8 million and $0.3 million, respectively, and decreased net income for the three months ended June 30, 2014 and 2013 by approximately $0.5 million and $0.2 million, respectively (net of a decrease to the income tax provision for the three months ended June 30, 2014 and 2013, of approximately $0.3 million and $0.1 million, respectively). Further, the correction of the error also resulted in an increase in our depreciation, depletion and amortization expense for the six months ended June 30, 2014 and 2013 of approximately $1.4 million and $0.7 million, respectively, and decreased net income for the six months ended June 30, 2014 and 2013 by approximately $0.9 million and $0.4 million, respectively (net of a decrease to the income tax provision for the six months ended June 30, 2014 and 2013, of approximately $0.5 million and $0.3 million, respectively). Please refer to Note 1A - “Restatement of Previously Issued Consolidated Financial Statements” of this Form 10-Q/A for more information regarding the impact of these adjustments.

Along with restating our financial statements to correct the error discussed above, we are making adjustments for certain previously identified immaterial accounting errors related to the periods covered by this form 10-Q/A. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the three and six months ended June 30, 2014 and 2013. However, in conjunction with our need to restate our financial statements as a result of the error noted above, we have determined that it would be appropriate within this form 10-Q/A to make adjustments for all such previously unrecorded adjustments. Please refer to Note 1A - “Restatement of Previously Issued Consolidated Financial Statements” of this Form 10-Q/A for more information regarding the impact of these adjustments.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Quarterly Report on Form 10-Q/A has been identified as “restated”.

Internal Control Consideration

Our management has determined that there was a deficiency in our internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at June 30, 2014. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4 included in this Form 10-Q/A.

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

SWIFT ENERGY COMPANY

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Condensed Consolidated Balance Sheets (As Restated)
Swift Energy Company and Subsidiaries (in thousands, except share amounts)

	June 30, 2014 (As Restated)	December 31, 2013 (As Restated)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$564	$3,277
Accounts receivable	69,387	70,897
Deferred tax asset	9,795	10,715
Other current assets	21,032	7,600
Total Current Assets	100,778	92,489

Property and Equipment:
Property and Equipment, including $63,662 and $71,452 of unproved property costs not being amortized, respectively	5,923,457	5,714,099
Less – Accumulated depreciation, depletion, and amortization	(3,261,672)	(3,125,282)
Property and Equipment, Net	2,661,785	2,588,817
Other Long-Term Assets	15,030	17,199
Total Assets	$2,777,593	$2,698,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$104,523	$82,318
Accrued capital costs	49,870	61,164
Accrued interest	21,505	21,561
Undistributed oil and gas revenues	11,109	10,990
Total Current Liabilities	187,007	176,033

Long-Term Debt	1,178,301	1,142,368
Deferred Tax Liabilities	251,482	241,205
Asset Retirement Obligation	65,963	63,225
Other Long-Term Liabilities	9,695	10,324

Commitments and Contingencies	—	—

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 44,278,732 and 43,915,346 shares issued, and 43,845,333 and 43,401,920 shares outstanding, respectively	443	439
Additional paid-in capital	766,875	762,242
Treasury stock held, at cost, 433,399, and 513,426 shares, respectively	(9,686)	(12,575)
Retained earnings	327,513	315,244
Total Stockholders’ Equity	1,085,145	1,065,350
Total Liabilities and Stockholders’ Equity	$2,777,593	$2,698,505

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited) (As Restated)
Swift Energy Company and Subsidiaries (in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (As Restated)	2013 (As Restated)	2014 (As Restated)	2013 (As Restated)
Revenues:
Oil and gas sales	$158,487	$142,503	$307,544	$289,034
Price-risk management and other, net	(2,493)	1,574	(7,370)	1,334
Total Revenues	155,994	144,077	300,174	290,368

Costs and Expenses:
General and administrative, net	12,058	11,191	22,584	23,916
Depreciation, depletion, and amortization	73,090	59,773	135,741	120,229
Accretion of asset retirement obligation	1,415	1,479	2,801	3,254
Lease operating cost	23,572	26,957	48,539	53,841
Transportation and gas processing	6,013	4,865	11,305	9,603
Severance and other taxes	9,436	10,501	18,638	20,526
Interest expense, net	18,649	17,000	37,098	33,802
Total Costs and Expenses	144,233	131,766	276,706	265,171

Income Before Income Taxes	11,761	12,311	23,468	25,197

Provision for Income Taxes	4,934	4,762	11,199	9,610

Net Income	$6,827	$7,549	$12,269	$15,587

Per Share Amounts-

Basic: Net Income	$0.16	$0.17	$0.28	$0.36

Diluted: Net Income	$0.15	$0.17	$0.28	$0.36

Weighted Average Shares Outstanding - Basic	43,826	43,369	43,727	43,268

Weighted Average Shares Outstanding - Diluted	44,312	43,612	44,215	43,599

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (As Restated)
Swift Energy Company and Subsidiaries (in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance, December 31, 2012 (As Restated)	$435	$748,517	$(13,855)	$317,686	$1,052,783
Stock issued for benefit plans (104,890 shares)	—	(1,171)	2,793	—	1,622
Shares issued from option exercises (1,125 shares)	—	4	—	—	4
Purchase of treasury shares (98,020 shares)	—	—	(1,513)	—	(1,513)
Tax shortfall from share-based compensation	—	(1,607)	—	—	(1,607)
Employee stock purchase plan (72,273 shares)	1	945	—	—	946
Issuance of restricted stock (391,581 shares)	3	(3)	—	—	—
Amortization of share-based compensation	—	15,557	—	—	15,557
Net Loss	—	—	—	(2,442)	(2,442)
Balance, December 31, 2013 (As Restated)	$439	$762,242	$(12,575)	$315,244	$1,065,350

Stock issued for benefit plans (154,665 shares) (1)	—	(1,876)	3,785	—	1,909
Purchase of treasury shares (74,638 shares) (1)	—	—	(896)	—	(896)
Employee stock purchase plan (71,825 shares) (1)	1	823	—	—	824
Issuance of restricted stock (291,561 shares) (1)	3	(3)	—	—	—
Amortization of share-based compensation (1)	—	5,689	—	—	5,689
Net Income (1)	—	—	—	12,269	12,269
Balance, June 30, 2014 (As Restated)	$443	$766,875	$(9,686)	$327,513	$1,085,145

(1) Unaudited

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited) (As Restated)
Swift Energy Company and Subsidiaries (in thousands)

	Six Months Ended June 30,
	2014 (As Restated)	2013 (As Restated)
Cash Flows from Operating Activities:
Net income	$12,269	$15,587
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation, depletion, and amortization	135,741	120,229
Accretion of asset retirement obligation	2,801	3,254
Deferred income taxes	11,199	9,610
Share-based compensation expense	3,683	6,018
Other	(2,439)	(6,321)
Change in assets and liabilities-
(Increase) decrease in accounts receivable	1,360	(1,064)
Increase (decrease) in accounts payable and accrued liabilities	5,895	2,320
Increase (decrease) in income taxes payable	(150)	(178)
Increase (decrease) in accrued interest	(56)	76
Net Cash Provided by Operating Activities	170,303	149,531

Cash Flows from Investing Activities:
Additions to property and equipment	(208,979)	(265,317)
Proceeds from the sale of property and equipment	35	6,841
Net Cash Used in Investing Activities	(208,944)	(258,476)

Cash Flows from Financing Activities:
Proceeds from bank borrowings	257,100	568,200
Payments of bank borrowings	(221,100)	(447,600)
Net proceeds from issuances of common stock	824	946
Purchase of treasury shares	(896)	(1,433)
Net Cash Provided by Financing Activities	35,928	120,113

Net increase (decrease) in Cash and Cash Equivalents	(2,713)	11,168

Cash and Cash Equivalents at Beginning of Period	3,277	170

Cash and Cash Equivalents at End of Period	$564	$11,338

Supplemental Disclosures of Cash Flows Information:

Cash paid during period for interest, net of amounts capitalized	$36,031	$32,708

Cash paid during period for income taxes	$150	$178
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

(1A)       Restatement of Previously Issued Condensed Consolidated Financial Statements

Overview. In connection with the preparation of our financial statements for the quarter ended September 30, 2014, we determined that the ceiling test calculation we had prepared at December 31, 2013, March 31, 2009 and December 31, 2008, to determine whether the net book value of the Company's oil and gas properties exceed the ceiling, incorrectly included the deferred income tax effect of the Company's asset retirement obligations when computing the ceiling test limitation of its oil and natural gas properties under the full-cost method of accounting. The Company determined that the error caused a material overstatement of its full-cost ceiling test write-down of oil and gas properties in periods prior to 2014, more specifically in the fourth quarter of 2013, in the first quarter of 2009 and the fourth quarter of 2008, including associated depletion for all periods presented. As a result of this error, in this Form 10-Q/A we are restating our unaudited condensed consolidated financial information for the three and six months ended June 30, 2014 and 2013.

As of June 30, 2014, the correction of this error principally increased the Company's net oil and gas property balances by approximately $48 million, increased net deferred tax liabilities by approximately $18 million, and increased retained earnings by approximately $30 million. The correction of the error resulted in an increase in our depreciation, depletion and amortization expense for the three months ended June 30, 2014 and 2013 of approximately $0.8 million and $0.3 million, respectively, and decreased net income for the three months ended June 30, 2014 and 2013 by approximately $0.5 million and $0.2 million, respectively (net of a decrease to the income tax provision for the three months ended June 30, 2014 and 2013, of approximately $0.3 million and $0.1 million, respectively). The correction of the error also results in an increase in our depreciation, depletion and amortization expense for the six months ended June 30, 2014 and 2013 of approximately $1.4 million and $0.7 million, respectively, and decreases net income for the six months ended June 30, 2014 and 2013 by approximately $0.9 million and $0.4 million, respectively (net of a decrease to the income tax provision for the six months ended June 30, 2014 and 2013, of approximately $0.5 million and $0.3 million, respectively).

Along with restating our financial statements to correct the error discussed above, we have recorded adjustments for certain previously identified immaterial accounting errors related to the periods covered by this Form 10-Q/A. When these financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to our financial statements for the three and six months ended June 30, 2014 and 2013. However, in conjunction with our need to restate our financial statements as a result of the error noted above, we have determined that it would be appropriate to make adjustments within this Form 10-Q/A for all such previously unrecorded adjustments.

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

The following tables present the effect of the correction of the error and other adjustments on selected line items of our previously reported unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Consolidated Balance Sheets as of June 30, 2014
	(As Reported)	Adjustments	(As Restated)
Accounts Receivable	$68,615	$772	$69,387
Deferred tax asset	4,829	4,966	9,795
Other Current Assets	21,033	(1)	21,032
Total Current Assets	95,041	5,737	100,778
Accumulated depreciation, depletion, and amortization (1)	(3,308,992)	47,320	(3,261,672)
Property and Equipment, Net	2,614,465	47,320	2,661,785
Total Assets	2,724,536	53,057	2,777,593

Deferred Tax Liabilities (1)	229,107	22,375	251,482
Retained earnings (1)	296,831	30,682	327,513
Total Stockholders’ Equity	1,054,463	30,682	1,085,145
Total Liabilities and Stockholders’ Equity	2,724,536	53,057	2,777,593
(1) The adjustments column includes the impact of correcting the error in the ceiling test write-down as of June 30, 2014. Included in these amounts are approximately $48 million related to Accumulated depreciation, depletion, and amortization, $18 million related to the net deferred tax liabilities and $30 million related to retained earnings.

	Condensed Consolidated Statements of Operations For the Three Months Ended June 30,
	2014			2013
	(As Reported)	Adjustments	(As Restated)	(As Reported)	Adjustments	(As Restated)
Oil and Gas Sales	$158,214	$273	$158,487	$140,892	$1,611	$142,503
Total Revenues	155,721	273	155,994	142,466	1,611	144,077
General and Administrative, net	12,412	(354)	12,058	11,191	—	11,191
Depreciation, depletion, and amortization	72,205	885	73,090	59,458	315	59,773
Lease operating cost	21,932	1,640	23,572	26,957	—	26,957
Total Costs and Expenses	142,062	2,171	144,233	131,451	315	131,766
Income (Loss) from Continuing Operations Before Income Taxes	13,659	(1,898)	11,761	11,015	1,296	12,311
Provision (Benefit) for Income Taxes	5,621	(687)	4,934	4,293	469	4,762
Net Income (Loss)	8,038	(1,211)	6,827	6,722	827	7,549

Basic EPS: Net Income (Loss)	$0.18	$(0.02)	$0.16	$0.15	$0.02	$0.17
Diluted EPS: Net Income (Loss)	$0.18	$(0.03)	$0.15	$0.15	$0.02	$0.17

	Condensed Consolidated Statements of Operations For the Six Months Ended June 30,
	2014			2013
	(As Reported)	Adjustments	(As Restated)	(As Reported)	Adjustments	(As Restated)
Oil and Gas Sales	$306,772	$772	$307,544	$287,369	$1,665	$289,034
Total Revenues	299,402	772	300,174	288,703	1,665	290,368
General and Administrative, net	23,151	(567)	22,584	23,916	—	23,916
Depreciation, depletion, and amortization	133,890	1,851	135,741	119,578	651	120,229
Lease operating cost	47,199	1,340	48,539	54,381	(540)	53,841
Transportation and gas processing	11,305	—	11,305	10,895	(1,292)	9,603
Severance and other taxes	18,638	—	18,638	20,276	250	20,526
Total Costs and Expenses	274,082	2,624	276,706	266,102	(931)	265,171
Income (Loss) from Continuing Operations Before Income Taxes	25,320	(1,852)	23,468	22,601	2,596	25,197
Provision (Benefit) for Income Taxes	11,869	(670)	11,199	8,670	940	9,610
Net Income (Loss)	13,451	(1,182)	12,269	13,931	1,656	15,587

Basic EPS: Net Income (Loss)	$0.31	$(0.03)	$0.28	$0.32	$0.04	$0.36
Diluted EPS: Net Income (Loss)	$0.30	$(0.02)	$0.28	$0.32	$0.04	$0.36

	Consolidated Statements of Cash Flows For the Six Months Ended June 30,
	2014			2013
	(As Reported)	Adjustments	(As Restated)	(As Reported)	Adjustments	(As Restated)
Net income (loss)	$13,451	$(1,182)	$12,269	$13,931	$1,656	$15,587
Depreciation, depletion, and amortization	133,890	1,851	135,741	119,578	651	120,229
Deferred income taxes	11,869	(670)	11,199	8,670	940	9,610
Share-based compensation expense	3,953	(270)	3,683	6,018	—	6,018
Other	(2,439)	—	(2,439)	(6,024)	(297)	(6,321)
(Increase) decrease in accounts receivable	2,132	(772)	1,360	601	(1,665)	(1,064)
Increase (decrease) in accounts payable and accrued liabilities	4,852	1,043	5,895	3,605	(1,285)	2,320
Net Cash Provided by Operating Activities	170,303	—	170,303	149,531	—	149,531

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

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	June 30, 2014 (As Restated)	December 31, 2013 (As Restated)
Property and Equipment
Proved oil and gas properties	$5,817,395	$5,600,279
Unproved oil and gas properties	63,662	71,452
Furniture, fixtures, and other equipment	42,400	42,368
Less – Accumulated depreciation, depletion, and amortization	(3,261,672)	(3,125,282)
Property and Equipment, Net	$2,661,785	$2,588,817

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

At June 30, 2014, our “Accounts receivable” balance included $59.7 million (restated) for oil and gas sales, $1.1 million for joint interest owners, $7.7 million for severance tax credit receivables and $0.8 million for other receivables. At December 31, 2013, our “Accounts receivable” balance included $56.9 million for oil and gas sales, $1.6 million for joint interest owners, $11.6 million for severance tax credit receivables and $0.8 million for other receivables.

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

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	June 30, 2014	December 31, 2013 (As Restated)
Trade accounts payable (1)	$39,240	$30,769
Accrued operating expenses	15,988	16,016
Accrued payroll costs	8,655	10,938
Asset retirement obligation – current portion	13,717	15,859
Accrued taxes	7,533	5,845
Escrow deposit liability (2)	12,500	—
Other payables	6,890	2,891
Total accounts payable and accrued liabilities	$104,523	$82,318
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

Share-based compensation expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations, was $1.7 million and $2.8 million for the three months ended June 30, 2014 and 2013, respectively and $3.3 million (restated) and $5.6 million for the six months ended June 30, 2014 and 2013, respectively. Share-based compensation recorded in lease operating cost was less than $0.1 million for the three months ended June 30, 2014 and 2013 and was $0.1 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. We also capitalized $0.9 million and $1.6 million of share-based compensation for the three months ended June 30, 2014 and 2013, respectively, and capitalized $2.0 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively. We view stock option awards and restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life of component awards and amortize the awards on a straight-line basis over the life of the awards.

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

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	(As Restated)			(As Restated)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net Income and Share Amounts	$6,827	43,826	$0.16	$7,549	43,369	$0.17
Dilutive Securities:
Stock Options		—			—
Restricted Stock Awards		429			192
Restricted Stock Units		57			51
Diluted EPS:
Net Income and Assumed Share Conversions	$6,827	44,312	$0.15	$7,549	43,612	$0.17

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	(As Restated)			(As Restated)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net Income and Share Amounts	$12,269	43,727	$0.28	$15,587	43,268	$0.36
Dilutive Securities:
Stock Options		—			2
Restricted Stock Awards		424			242
Restricted Stock Units		64			87
Diluted EPS:
Net Income and Assumed Share Conversions	$12,269	44,215	$0.28	$15,587	43,599	$0.36

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

We had no other material changes from amounts referenced under Note 5 in our Notes to Consolidated Financial Statements from our Annual Report on Form 10-K/A for the year ending December 31, 2013.

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

Restatement

As discussed in the Explanatory Note and in Note 1A of the Notes to Consolidated Financial Statements included in this Form 10-Q/A, we are restating our unaudited condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2014 and 2013. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed quarterly reports on Form 10-Q for the quarters ended June 30, 2014 and 2013.

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

Results of Operations

Revenues — Three Months Ended June 30, 2014 and 2013

Our oil and gas sales in the second quarter of 2014 increased by 11% compared to oil and gas sales in the second quarter of 2013, primarily due to higher natural gas production, partially offset by lower oil and NGL production. Average oil prices we received were 1% lower than those received during the second quarter of 2013, while natural gas prices were 8% higher and NGL prices were 14% higher.

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

The following table provides additional information regarding our oil and gas sales, excluding any effects of our hedging activities, for the three months ended June 30, 2014 and 2013:

Core Regions	Oil and Gas Sales (In Millions)		Net Oil and Gas Production Volumes (MBoe)
	2014	2013	2014	2013
Southeast Louisiana	$33.9	$43.6	367	462
South Texas	113.2	85.4	2,916	2,123
Central Louisiana	10.8	13.3	158	192
Other	0.6	0.2	8	1
Total	$158.5	$142.5	3,449	2,778

In the second quarter of 2014, our $16 million, or 11% increase in oil, NGL, and natural gas sales resulted from:

•	Price variances that had an approximate $4.0 million favorable impact on sales, with increased prices for both natural gas and NGLs; and

•	Volume variances had an approximate $12.0 million favorable impact resulting from an increase in natural gas production that was partially offset by lower oil and NGL volumes.

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

Costs and Expenses — Three Months Ended June 30, 2014 and 2013

Our expenses in the second quarter of 2014 increased $12.5 million, or 9%, compared to those in the second quarter of 2013, for the reasons noted below.

Lease operating cost. These expenses decreased $3.4 million, or 13%, compared to the level of such expenses in the second quarter of 2013, as our cost savings initiatives are beginning to be realized (such as the cost decreases in South Texas for lower salt water disposal costs). Our lease operating costs per Boe produced were therefore $6.83 and $9.70 for the three months ended June 30, 2014 and 2013, respectively, with the per unit decline being the result of higher volumes and lower total expense in the current quarter.

Transportation and gas processing. These expenses increased $1.1 million, or 24%, compared to the level of such expenses in the second quarter of 2013 as our natural gas production volumes increased 61%. Our transportation and gas processing costs per Boe produced were $1.74 and $1.75 for the second quarters of 2014 and 2013, respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses increased $13.3 million, or 22% from those in the second quarter of 2013. The increase was due to higher production and a higher depletable base including higher future development costs, partially offset by higher reserve volumes. Our DD&A rate per Boe of production was $21.19 and $21.51 in the second quarters of 2014 and 2013, respectively.

General and Administrative Expenses, Net. These expenses increased $0.9 million, or 8%, from the level of such expenses in the second quarter of 2013. The increase was primarily due a higher corporate benefit accrual, higher legal & professional fees and lower capitalized costs, partially offset by lower deferred compensation and lower salaries. For the second quarters of 2014 and 2013, our capitalized general and administrative costs totaled $6.9 million and $7.5 million, respectively. Our net general and administrative expenses per Boe produced decreased to $3.50 per Boe in the second quarter of 2014 from $4.03 per Boe in the second quarter of 2013. The supervision fees recorded as a reduction to general and administrative expenses were $3.0 million and $3.3 million for the second quarters of 2014 and 2013, respectively.

Severance and Other Taxes. These expenses decreased $1.1 million, or 10%, from second quarter 2013 levels. Severance and other taxes, as a percentage of oil and gas sales, were approximately 6.0% and 7.4% in the second quarters of 2014 and 2013, respectively. The decrease in the rate was primarily driven by higher production in South Texas which carries a lower severance tax rate than Louisiana.

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

Income Taxes. Our effective income tax rate was 42.0% and 38.7% for the second quarters of 2014 and 2013, respectively.

Revenues — Six Months Ended June 30, 2014 and 2013

Our oil and gas sales for the first six months of 2014 increased by 6% compared to oil and gas sales in the first six months of 2013, primarily due to higher natural gas pricing and production, partially offset by lower oil pricing and production. Average oil prices we received were 5% lower than those received during the first six months of 2013, while natural gas prices were 22% higher and NGL prices were 18% higher.

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

The following table provides additional information regarding our oil and gas sales, excluding any effects of our hedging activities, for the six months ended June 30, 2014 and 2013:

Core Regions	Oil and Gas Sales (In Millions)		Net Oil and Gas Production Volumes (MBoe)
	2014	2013	2014	2013
Southeast Louisiana	$71.3	$87.9	768	908
South Texas	212.8	171.3	5,265	4,228
Central Louisiana	22.4	29.1	344	441
Other	1.0	0.7	17	20
Total	$307.5	$289.0	6,394	5,597

During the first six months of 2014, our 18.5 million, or 6% increase in oil, NGL, and natural gas sales resulted from:

•	Price variances that had an approximate $10 million favorable impact on sales with increased prices for both natural gas and NGLs partially offset by lower oil prices; and

•	Volume variances had an approximate $8 million favorable impact resulting from an increase in natural gas production that was partially offset by lower oil and NGL volumes.

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

Costs and Expenses — Six Months Ended June 30, 2014 and 2013

Our expenses for the first six months of 2014 increased $11.5 million, or 4%, compared to those in the first six months of 2013, for the reasons noted below.

Lease operating cost. These expenses decreased $5.3 million, or 10%, compared to the level of such expenses in the first six months of 2013, as our cost savings initiatives are beginning to be realized and due to the one-time costs associated with a well control incident in Lake Washington during the first half of 2013. Our lease operating costs per Boe produced were $7.59 and $9.62 for the six months ended June 30, 2014 and 2013, respectively, with the per unit decline being the result of higher volumes and lower total expense in the current period.

Transportation and gas processing. These expenses increased $1.7 million, or 18%, compared to the level of such expenses in the first six months of 2013. Our transportation and gas processing costs per Boe produced were $1.77 and $1.72 for the six months ended June 30, 2014 and 2013, respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses increased $15.5 million, or 13% from those in the first six months of 2013. The increase was due to higher production and a higher depletable base including higher future development costs. Our DD&A rate per Boe of production improved to $21.23 for the six months ended June 30, 2014, as compared to $21.48 for the six months ended June 30, 2013.

General and Administrative Expenses, Net. These expenses decreased $1.3 million, or 6%, from the level of such expenses in the first six months of 2013. The decrease was primarily due to lower salaries and lower deferred compensation, partially offset by lower capitalized amounts and higher legal and professional fees. For the six months ended June 30, 2014 and 2013, our capitalized general and administrative costs totaled $14.1 million and $16.0 million, respectively. Our net general and administrative expenses per Boe produced decreased to $3.53 per Boe in the first six months of 2014 from $4.27 per Boe in the first six months of 2013. The supervision fees recorded as a reduction to general and administrative expenses were $5.7 million and $6.1 million for the six months ended June 30, 2014 and 2013, respectively.

Severance and Other Taxes. These expenses decreased $1.9 million, or 9%, from first six months of 2013 levels. Severance and other taxes, as a percentage of oil and gas sales, were approximately 6.1% and 7.1% in the six months ended June 30, 2014 and 2013, respectively. The decrease in the rate was primarily driven by higher production in South Texas which carries a lower severance tax rate than Louisiana.

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

Income Taxes. Our effective income tax rate was 47.7% and 38.1% for the six months ended June 30, 2014 and 2013, respectively. This increase in rate related to a shortfall between the tax deduction received with respect to prior restricted stock grants that during the year versus the actual book expense recorded over the life of those grants.

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

Working Capital and Debt to Capitalization Ratio. Our working capital decreased from a deficit of $83.5 million at December 31, 2013, to a deficit of $86.2 million at June 30, 2014. Working capital, which is calculated as current assets less current liabilities, can be used to measure both a company's operational efficiency and short-term financial health. The Company uses this measure to track our short-term financial position. Our working capital ratio does not include available liquidity through our credit facility. Our debt to capitalization ratio was 52% at June 30, 2014 and December 31, 2013.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of controls and other procedures designed to give reasonable assurance  that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. At the time that the Original Filing was filed on August 1, 2014, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting and disclosure controls and procedures were effective as of June 30, 2014.

Subsequent to that evaluation management has determined that a deficiency in internal control over financial reporting exists related to the review controls for the full-cost ceiling test write-down calculation, specifically analyzing the deferred income tax effects in the calculation, and has further concluded that this deficiency is a material weakness, as defined by Securities and Exchange Commission regulations, and that our disclosure controls and procedures were not effective as of June 30, 2014 as a result of that material weakness in our internal control over financial reporting.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements in this Form 10-Q/A for the quarters ended June 30, 2014 and 2013 are fairly presented, in all material respects, in accordance with US GAAP.

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