Form 10-Q
period 2015-03-31
SWIFT ENERGY CO
filed 2015-05-07
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015
Commission File Number 1-8754
SWIFT ENERGY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Texas (State of Incorporation)	20-3940661 (I.R.S. Employer Identification No.)

17001 Northchase Drive, Suite 100 Houston, Texas 77060 (281) 874-2700 (Address and telephone number of principal executive offices) Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	44,488,507 Shares (Outstanding at April 30, 2015)

SWIFT ENERGY COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Condensed Consolidated Balance Sheets
Swift Energy Company and Subsidiaries (in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$311	$406
Accounts receivable	49,640	48,451
Deferred tax asset	2,979	6,243
Other current assets	8,006	9,569
Total Current Assets	60,936	64,669

Property and Equipment:
Property and Equipment, including $64,577 and $64,903 of unproved property costs not being amortized, respectively	5,958,840	5,934,155
Less – Accumulated depreciation, depletion, and amortization	(4,402,460)	(3,839,118)
Property and Equipment, Net	1,556,380	2,095,037
Other Long-Term Assets	13,039	13,641
Total Assets	$1,630,355	$2,173,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$73,549	$68,244
Accrued capital costs	13,266	41,461
Accrued interest	13,069	21,389
Undistributed oil and gas revenues	10,402	17,825
Total Current Liabilities	110,286	148,919

Long-Term Debt	1,124,201	1,074,534
Deferred Tax Liabilities	3,621	86,376
Asset Retirement Obligation	63,632	62,122
Other Long-Term Liabilities	9,181	7,018

Commitments and Contingencies	—	—

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 44,644,710 and 44,379,463 shares issued, and 44,486,441 and 43,918,029 shares outstanding, respectively	446	444
Additional paid-in capital	771,624	771,972
Treasury stock held, at cost, 158,269, and 461,434 shares, respectively	(2,491)	(9,855)
Retained earnings (Accumulated deficit)	(450,145)	31,817
Total Stockholders’ Equity	319,434	794,378
Total Liabilities and Stockholders’ Equity	$1,630,355	$2,173,347

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)
Swift Energy Company and Subsidiaries (in thousands, except per-share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Oil and gas sales	$67,358	$149,057
Price-risk management and other, net	979	(4,877)
Total Revenues	68,337	144,180

Costs and Expenses:
General and administrative, net	12,556	10,526
Depreciation, depletion, and amortization	60,698	62,651
Accretion of asset retirement obligation	1,365	1,386
Lease operating cost	19,034	24,967
Transportation and gas processing	5,323	5,292
Severance and other taxes	5,132	9,202
Interest expense, net	18,228	18,449
Write-down of oil and gas properties	502,569	—
Total Costs and Expenses	624,905	132,473

Income (Loss) Before Income Taxes	(556,568)	11,707

Provision (Benefit) for Income Taxes	(79,491)	6,265

Net Income (Loss)	$(477,077)	$5,442

Per Share Amounts-

Basic: Net Income (Loss)	$(10.79)	$0.12

Diluted: Net Income (Loss)	$(10.79)	$0.12

Weighted Average Shares Outstanding - Basic	44,232	43,628

Weighted Average Shares Outstanding - Diluted	44,232	44,118

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Swift Energy Company and Subsidiaries (in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2013	$439	$762,242	$(12,575)	$315,244	$1,065,350
Stock issued for benefit plans (154,665 shares)	—	(1,876)	3,785	—	1,909
Purchase of treasury shares (102,673 shares)	—	—	(1,065)	—	(1,065)
Employee stock purchase plan (71,825 shares)	1	823	—	—	824
Issuance of restricted stock (392,292 shares)	4	(4)	—	—	—
Amortization of share-based compensation	—	10,787	—	—	10,787
Net Loss	—	—	—	(283,427)	(283,427)
Balance, December 31, 2014	$444	$771,972	$(9,855)	$31,817	$794,378

Stock issued for benefit plans (352,476 shares) (1)	—	(1,714)	7,518	(4,885)	919
Purchase of treasury shares (49,311 shares) (1)	—	—	(154)	—	(154)
Employee stock purchase plan (87,629 shares) (1)	1	301	—	—	302
Issuance of restricted stock (117,618 shares) (1)	1	(1)	—	—	—
Amortization of share-based compensation (1)	—	1,066	—	—	1,066
Net Loss (1)	—	—	—	(477,077)	(477,077)
Balance, March 31, 2015 (1)	$446	$771,624	$(2,491)	$(450,145)	$319,434

(1) Unaudited

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Swift Energy Company and Subsidiaries (in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(477,077)	$5,442
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation, depletion, and amortization	60,698	62,651
Write-down of oil and gas properties	502,569	—
Accretion of asset retirement obligation	1,365	1,386
Deferred income taxes	(79,491)	6,265
Share-based compensation expense	879	1,784
Other	373	(2,862)
Change in assets and liabilities-
(Increase) decrease in accounts receivable and other current assets	7,880	(2,834)
Increase (decrease) in accounts payable and accrued liabilities	(9,646)	6,288
Increase (decrease) in accrued interest	(8,320)	(8,421)
Net Cash Provided by (Used In) Operating Activities	(770)	69,699

Cash Flows from Investing Activities:
Additions to property and equipment	(49,173)	(105,589)
Proceeds from the sale of property and equipment	—	35
Net Cash Used in Investing Activities	(49,173)	(105,554)

Cash Flows from Financing Activities:
Proceeds from bank borrowings	103,400	115,300
Payments of bank borrowings	(53,700)	(82,600)
Net proceeds from issuances of common stock	302	824
Purchase of treasury shares	(154)	(855)
Net Cash Provided by (Used in) Financing Activities	49,848	32,669

Net increase (decrease) in Cash and Cash Equivalents	(95)	(3,186)

Cash and Cash Equivalents at Beginning of Period	406	3,277

Cash and Cash Equivalents at End of Period	$311	$91

Supplemental Disclosures of Cash Flows Information:

Cash paid during period for interest, net of amounts capitalized	$25,979	$26,310

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Swift Energy Company and Subsidiaries

(1)           General Information

The condensed consolidated financial statements included herein have been prepared by Swift Energy Company (“Swift Energy,” the “Company,” or “we”) and reflect necessary adjustments, all of which were of a recurring nature unless otherwise disclosed herein, and are in the opinion of our management necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 2, 2015.

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

Subsequent Events. On May 1, 2015, we executed an amendment to our credit facility lowering our borrowing base and commitment amount on our credit facility and changing our financial covenant ratios. Refer to Note 5 of these condensed consolidated financial statements for further discussion of the changes. There were no other material subsequent events requiring additional disclosure in these financial statements.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

•
the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties , the related present value of estimated future net cash flows there-from, and the ceiling test impairment calculation,

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended March 31, 2015 and 2014, such internal costs capitalized totaled $3.7 million and $7.1 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties (refer to Note 5 of these consolidated financial statements for further discussion on capitalized interest costs).

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances:

(in thousands)	March 31, 2015	December 31, 2014
Property and Equipment
Proved oil and gas properties	$5,850,175	$5,826,995
Unproved oil and gas properties	64,577	64,903
Furniture, fixtures, and other equipment	44,088	42,257
Less – Accumulated depreciation, depletion, and amortization	(4,402,460)	(3,839,118)
Property and Equipment, Net	$1,556,380	$2,095,037

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

We compute the provision for depreciation, depletion, and amortization (“DD&A”) of oil and natural gas properties using the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties-including future development costs, gas processing facilities, and both capitalized asset retirement obligations and undiscounted abandonment costs of wells to be drilled, net of salvage values, but excluding costs of unproved properties-by an overall rate determined by dividing the physical units of oil and natural gas produced (which excludes natural gas consumed in operations) during the period by the total estimated units of proved oil and natural gas reserves (which excludes natural gas consumed in operations) at the beginning of the period. This calculation is done on a country-by-country basis and the period over which we will amortize these properties is dependent on our production from these properties in future years. Furniture, fixtures, and other equipment are recorded at cost and are depreciated by the straight-line method at rates based on the estimated useful lives of the property, which range between two and 20 years. Repairs and maintenance are charged to expense as incurred.

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

Due to the effects of pricing, timing of projects and changes in our reserves product mix, for the three months ended March 31, 2015, we reported a non-cash impairment write-down, on a before-tax basis, of $502.6 million on our oil and natural gas properties.

If future capital expenditures out pace future discounted net cash flows in our reserve calculations, if we have significant declines in our oil and natural gas reserves volumes (which also reduces our estimate of discounted future net cash flows from proved oil and natural gas reserves) or if oil or natural gas prices decline or remain at levels prevalent in the current period, non-cash write-downs of our oil and natural gas properties could occur in the future. We cannot control and cannot predict what future prices for oil and natural gas will be, thus we cannot estimate the amount or timing of any potential future non-cash write-down of our oil and natural gas properties due to decreases in oil or natural gas prices. However, it is reasonably possible that we will record additional ceiling test write-downs in future periods.

Revenue Recognition. Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Swift Energy uses the entitlement method of accounting in which we recognize our ownership interest in production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets. Natural gas balancing receivables are reported in “Other current assets” on the accompanying condensed consolidated balance sheets when our ownership share of production exceeds sales. As of March 31, 2015 and December 31, 2014, we did not have any material natural gas imbalances.

Reclassification of Prior Period Balances. Certain reclassifications have been made to prior period amounts to conform to the current-year presentation.

Accounts Receivable. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At March 31, 2015 and December 31, 2014, we had an allowance for doubtful accounts of approximately $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable” balance on the accompanying condensed consolidated balance sheets.

At March 31, 2015, our “Accounts receivable” balance included $24.7 million for oil and gas sales, $17.4 million for joint interest owners, $4.8 million for severance tax credit receivables and $2.8 million for other receivables. At December 31, 2014, our “Accounts receivable” balance included $34.8 million for oil and gas sales, $8.4 million for joint interest owners, $3.1 million for severance tax credit receivables and $2.2 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate including our wells in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net”, on the accompanying condensed consolidated statements of operations. Our supervision fees are allocated to each well based on general and administrative costs incurred for well maintenance and support. The amount of supervision fees charged for the three months ended March 31, 2015 and 2014 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated were $2.7 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively.

Other Current Assets. Included in "Other current assets" on the accompanying condensed consolidated balance sheets are inventories which consist primarily of tubulars and other equipment and supplies that we expect to place in service in production operations. Our inventories are recorded at cost (weighted average method) and totaled $3.1 million at March 31, 2015 and December 31, 2014.

Also included in "Other current assets" on the accompanying condensed consolidated balance sheets are prepaid expenses totaling $4.7 million and $3.9 million at March 31, 2015 and December 31, 2014, respectively. These prepaid amounts cover well insurance, drilling contracts and various other prepaid expenses.

Income Taxes. Under guidance contained in FASB ASC 740-10, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

We follow the recognition and disclosure provisions under guidance contained in FASB ASC 740-10-25. Under this guidance, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2015, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

Our U.S. Federal income tax returns for 2007 forward, our Louisiana income tax returns from 1999 forward and our Texas franchise tax returns after 2009 remain subject to examination by the taxing authorities. There are no material unresolved items related to periods previously audited by these taxing authorities. No other jurisdiction returns are significant to our financial position.

For the three months ended March 31, 2015, the Company recorded a partial valuation allowance against its deferred income tax assets. As a result of this valuation allowance, the effective tax rate for the quarter, which was a net benefit offsetting the Company's net loss, was 14.3%.

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	March 31, 2015	December 31, 2014
Trade accounts payable (1)	$43,912	$31,153
Accrued operating expenses	7,699	10,784
Accrued compensation costs	6,080	8,715
Asset retirement obligation – current portion	6,879	10,709
Accrued taxes	3,897	2,957
Other payables	5,082	3,926
Total accounts payable and accrued liabilities	$73,549	$68,244
(1) Included in “trade accounts payable” are liabilities of approximately $35.7 million and $13.7 million at March 31, 2015 and December 31, 2014, respectively, for outstanding checks.

Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. These amounts do not include cash balances that are contractually restricted.

Long-term Restricted Cash. Long-term restricted cash includes amounts held in escrow accounts to satisfy plugging and abandonment obligations. As of March 31, 2015 and December 31, 2014, these assets were approximately $1.0 million. These amounts are restricted as to their current use and will be released when we have satisfied all plugging and abandonment obligations in certain fields. These restricted cash balances are reported in “Other Long-Term Assets” on the accompanying condensed consolidated balance sheets.

Treasury Stock. Our treasury stock repurchases are reported at cost and are included “Treasury stock held, at cost" on the accompanying condensed consolidated balance sheets. When the Company reissues treasury stock the gains are recorded in "Additional paid-in capital" ("APIC") on the accompanying condensed consolidated balance sheets, while the losses are recorded to APIC to the extent that previous net gains on the reissuance of treasury stock are available to offset the losses. If the loss is larger than the previous gains available then the loss is recorded to "Retained earnings (Accumulated deficit)" on the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2015, the Company recorded losses of $4.9 million to "Retained earnings (Accumulated deficit)" as a result of treasury stock transactions.

New Accounting Pronouncements. In May 2014, the FASB issued ASU 2014-09, providing a comprehensive revenue recognition standard for contracts with customers that supersedes current revenue recognition guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016 and upon adoption, entities are required to recognize revenue using the following five-step model: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue as the entity satisfies each performance obligation. Adoption of this standard could result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We are currently reviewing the new requirements to determine the impact of this guidance on our financial statements. On April 29, 2015, the FASB issued a proposal to defer the effective date until December 15, 2017.

In April 2015, the FASB issued ASU 2015-03, providing guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs related to our long-term debt to be presented on the balance sheet as a reduction of the carrying amount of the long-term debt. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. It requires retrospective application and we plan to adopt this guidance beginning with the first quarter of 2016. We are currently reviewing the new requirements to determine the impact of this guidance on our financial statements.

(3)           Share-Based Compensation

We have various types of share-based compensation plans. Refer to our definitive proxy statement for our annual meeting of shareholders filed with the SEC on April 2, 2015, as well as Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for additional information related to these share-based compensation plans. We follow guidance contained in FASB ASC 718 to account for share-based compensation.

We receive a tax deduction for certain stock option exercises during the period the stock options are exercised, generally for the excess of the market value on the exercise date over the exercise price of the stock option awards. We receive an additional tax deduction when restricted stock awards vest at a higher value than the value used to recognize compensation expense at the date of grant. We are required to report excess tax benefits from the award of equity instruments as financing cash flows. For the three months ended March 31, 2015 and 2014, we recognized an income tax shortfall in earnings of $1.2 million and $1.7 million, respectively, primarily related to restricted stock awards that vested at a price lower than the grant date fair value.

Share-based compensation expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations, was $0.8 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. Share-based compensation recorded in lease operating cost was less than $0.1 million for the three months ended March 31, 2015 and 2014, respectively. We also capitalized $0.3 million and $1.1 million of share-based compensation for the three months ended March 31, 2015 and 2014, respectively. We view stock option awards and restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life of component awards and amortize the awards on a straight-line basis over the life of the awards.

Stock Option Awards

We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards. During the three months ended March 31, 2015 and 2014 we did not grant any stock option awards and there were no exercises.

Our stock option awards outstanding and exercisable at March 31, 2015 had no aggregate intrinsic value since all outstanding stock option awards were out of the money and we did not have any remaining unrecognized compensation cost related to stock option awards. At March 31, 2015, the weighted average contract life of stock option awards outstanding and exercisable was 4.5 years.

Restricted Stock Awards

The plans, as described in Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, allow for the issuance of restricted stock awards that generally may not be sold or otherwise transferred until certain restrictions have lapsed. The unrecognized compensation cost related to these awards is expected to be expensed over the period the restrictions lapse (generally one to three years).

The compensation expense for these awards was determined based on the closing market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of March 31, 2015, we had unrecognized compensation expense of $7.3 million related to restricted stock awards which is expected to be recognized over a weighted-average period of 1.7 years. The grant date fair value of shares vested during the three months ended March 31, 2015 was $4.3 million.

The following table represents restricted stock award activity for the three months ended March 31, 2015:

	Shares	Wtd. Avg. Grant Price
Restricted shares outstanding, beginning of period	1,414,012	$14.81
Restricted shares granted	313,600	$3.05
Restricted shares canceled	(177,556)	$14.63
Restricted shares vested	(177,618)	$24.20
Restricted shares outstanding, end of period	1,372,438	$10.93

Performance-Based Restricted Stock Units

For the three months ended March 31, 2015, the Company granted 216,450 units of performance-based restricted stock units containing market conditions that require the price of our common stock to increase to $5.22 per share by December 31, 2017, the end of the performance period, before any payout is achieved. These units were granted at 100% of the target payout level with conditions of the grants allowing for a payout ranging between no payout and 200% of target. The compensation expense for these awards is based on the per unit grant date valuation using a Monte-Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff vesting period of 3.0 years.

As of March 31, 2015, we had unrecognized compensation expense of $1.3 million related to our restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. For the three months ended March 31, 2015, no restricted stock units vested while the weighted average grant date fair value for the restricted stock units granted during the same period was $1.98 per unit.

The following table represents restricted stock unit activity for the three months ended March 31, 2015:

	Shares	Wtd. Avg. Grant Price
Restricted stock units outstanding, beginning of period	374,950	$13.36
Restricted stock units granted	216,450	$1.98
Restricted stock units canceled	—	$—
Restricted stock units vested	—	$—
Restricted stock units outstanding, end of period	591,400	$9.20

(4)           Earnings Per Share

The Company computes earnings per share in accordance with FASB ASC 260-10. Basic earnings per share (“Basic EPS”) has been computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share ("Diluted EPS") assumes, as of the beginning of the period, exercise of stock options and restricted stock grants using the treasury stock method. Diluted EPS also assumes conversion of performance-based restricted stock units to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. As we recognized a net loss for the three months ended March 31, 2015, the unvested share-based payments and stock options were not recognized in diluted earnings per share (“Diluted EPS”) calculations as they would be antidilutive. Certain of our stock options and restricted stock grants that would potentially dilute Basic EPS in the future were also antidilutive for the three months ended March 31, 2014, and are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net Income and Share Amounts	$(477,077)	44,232	$(10.79)	$5,442	43,628	$0.12
Dilutive Securities:
Restricted Stock Awards		—			420
Restricted Stock Units		—			70
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$(477,077)	44,232	$(10.79)	$5,442	44,118	$0.12

Approximately 1.3 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended March 31, 2015 because they were antidilutive due to the net loss, while 1.5 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended March 31, 2014, because these stock options were antidilutive.

Approximately 0.7 million restricted stock awards were not included in the computation of Diluted EPS for the three months ended March 31, 2015, because they were antidilutive due to the net loss, while approximately 0.4 million restricted stock awards were not included in the computation of Diluted EPS for the three months ended March 31, 2014, because they were antidilutive.

Approximately 1.2 million and 0.7 million shares for three months ended March 31, 2015 and 2014, respectively, related to performance-based restricted stock units that could be converted to common shares based on predetermined performance and market goals were not included in the computation of Diluted EPS because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the performance period.

(5)           Long-Term Debt

Our long-term debt as of March 31, 2015 and December 31, 2014, was as follows (in thousands):

	March 31, 2015	December 31, 2014
7.125% senior notes due in 2017	$250,000	$250,000
8.875% senior notes due in 2020 (1)	222,863	222,775
7.875% senior notes due in 2022 (1)	404,338	404,459
Bank Borrowings due in 2017	247,000	197,300
Long-Term Debt (1)	$1,124,201	$1,074,534
(1) Amounts are shown net of any debt discount or premium

As of March 31, 2015, we had $247.0 million of outstanding bank borrowings on our credit facility which has a maturity date of November 1, 2017. The maturities on our senior notes are $250.0 million in 2017, $225.0 million in 2020 and $400.0 million in 2022.

We have capitalized interest on our unproved properties in the amount of $1.2 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

Debt Issuance Costs. Legal fees, accounting fees, underwriting fees, printing costs, and other direct expenses associated with extensions of our bank credit facility and public debt offerings were capitalized and are amortized on an effective interest basis over the life of each of the respective senior note offerings and credit facility.

The 7.125% senior notes due in 2017 mature on June 1, 2017, and the balance of their issuance costs at March 31, 2015, was $1.2 million. The 8.875% senior notes due in 2020 mature on January 15, 2020, and the balance of their issuance costs at March 31, 2015, was $3.0 million. The 7.875% senior notes due in 2022 mature on March 1, 2022, and the balance of their issuance costs at March 31, 2015, was $5.8 million. The balance of revolving credit facility issuance costs at March 31, 2015, was $2.1 million.

Bank Borrowings. Effective May 1, 2015, we executed an amendment to our credit facility agreement lowering our borrowing base and commitment amount and changing our financial covenant ratios as noted below. Our syndicate of 11 banks decreased the borrowing base and commitment amount under our credit facility from $417.6 million to $375.0 million while the maturity date of November 1, 2017 remained unchanged.

Effective May 1, 2015, two new financial covenant ratios were added and one was changed. The amendment added a new liquidity requirement (as defined in the Credit Agreement) effective July 1, 2015, which requires that at the date of any payment of interest in respect to the existing senior notes or any new debt (after giving effect to such interest payment), the unused borrowing base may not be less than 15% of the commitment amount then in effect. The amendment also created a new senior secured leverage ratio (as defined in the Credit Agreement) requiring that the ratio of senior secured liabilities on the last day of the quarter to EBITDAX, calculated on a trailing twelve month basis, not be greater than 3.0 to 1.0 through the end of the second quarter of 2016, nor greater than 2.5 to 1.0 for the last two quarters of 2016. The interest coverage ratio (calculated on a trailing twelve month basis of EBITDAX to interest expense) was also changed to require that such ratio at the end of each fiscal quarter be not less than 1.5 to 1.0 for each quarter through the end of 2016, returning to the original ratio of 2.75 to 1.0 in 2017 and later periods.

Effective May 1, 2015, the interest rate on our credit facility was increased to either (a) the lead bank’s prime rate plus an applicable margin or (b) the Eurodollar rate plus an applicable margin. However with respect to (a), if the lead bank’s prime rate was not higher than each of the federal funds rate plus 0.5%, and the adjusted London Interbank Offered Rate (“LIBOR”) plus 1%, the greatest of these three rates then applied. The applicable margins vary depending on the level of outstanding debt with escalating rates of 75 to 175 basis points above the Alternative Base Rate and escalating rates of 175 to 275 basis points for Eurodollar rate loans. The commitment fee terms associated with the credit facility remained unchanged.

We had $247.0 million and $197.3 million in outstanding borrowings under our credit facility at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the interest rate on our credit facility was either (a) the lead bank’s prime rate plus an applicable margin or (b) the Eurodollar rate plus an applicable margin. However with respect to (a), if the lead bank’s prime rate was not higher than each of the federal funds rate plus 0.5%, and the adjusted London Interbank Offered Rate (“LIBOR”) plus 1%, the greatest of these three rates then applied. The applicable margins varied depending on the level of outstanding debt with escalating rates of 50 to 150 basis points above the Alternative Base Rate and escalating rates of 150 to 250 basis points for Eurodollar rate loans. At March 31, 2015, the lead bank’s prime rate was 3.25%. The commitment fee associated with the credit facility fluctuated between 0.375% and 0.50% for the three months ended March 31, 2015.

At March 31, 2015, the terms of our credit facility included, among other restrictions, a limitation on the level of cash dividends (not to exceed $15.0 million in any fiscal year), a remaining aggregate limitation on purchases of our stock of $50.0 million, and limitations on incurring other debt. At March 31, 2015, our bank credit agreement contained financial covenants detailing certain minimum financial ratios that must be maintained. The first (which was not amended on May 1, 2015) was an adjusted working capital ratio of adjusted current assets to current liabilities (as defined in the Credit Agreement) of not less than 1.0 to 1.0, which was met, as the Company's March 31, 2015 ratio was 2.1 to 1.0. There was also an interest coverage ratio (which was amended on May 1, 2015, as discussed above), calculated on a trailing twelve month basis of EBITDAX to interest expense (as defined in the Credit Agreement), of no less than 2.75 to 1.0, which was met, as the Company's March 31, 2015 ratio was 4.1 to 1.0.

Since inception, no cash dividends have been declared on our common stock. The terms of the credit facility also require us to secure the facility with collateral equal to at least 75% of our oil and natural gas properties. Under the terms of the credit facility, the commitment amount can be less than or equal to the total amount of the borrowing base with unanimous consent of the bank group as it might change from time to time. As of March 31, 2015, we were in compliance with the provisions of this agreement, both before and after the amendments discussed above, and expect to remain in compliance throughout the rest of 2015.

Interest expense on the credit facility, including commitment fees and amortization of debt issuance costs, totaled $1.7 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. The amount of commitment fees included in interest expense, net was $0.2 million for the three months ended March 31, 2015 and 2014.

Senior Notes Due In 2022. These notes consist of $400.0 million of 7.875% senior notes that will mature on March 1, 2022. On November 30, 2011, we issued $250.0 million of these senior notes at a discount of $2.1 million or 99.156% of par, which equates to an effective yield to maturity of 8%. The original discount of $2.1 million is recorded in “Long-Term Debt” on our condensed consolidated balance sheets and will be amortized over the life of the notes using the effective interest method. On October 3, 2012, we issued an additional $150.0 million of these senior notes at 105% of par, which equates to a yield to worst of 6.993%. The premium of $7.5 million is recorded in “Long-Term Debt” on our condensed consolidated balance sheets and will be amortized over the life of the notes using the effective interest method. The notes are senior unsecured obligations that rank equally with all of our existing and future senior unsecured indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under our bank credit facility, and will rank senior to any future subordinated indebtedness of Swift Energy. Interest on these notes is payable semi-annually on March 1 and September 1 and commenced on March 1, 2012. On or after March 1, 2017, we may redeem some or all of these notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 103.938% of principal, declining in twelve-month intervals to 100% in 2020 and thereafter. In addition, we may redeem up to 35% of the principal amount of the notes with the net proceeds of qualified offerings of our equity at a redemption price of 107.875% of the principal amount of the notes, plus accrued and unpaid interest. We incurred approximately $7.5 million of debt issuance costs related to these notes, which is included in “Other Long–Term Assets” on the accompanying condensed consolidated balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method. In the event of certain changes in control of Swift Energy, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. We were in compliance with the provisions of the indenture governing these senior notes as of March 31, 2015.

Interest expense on the senior notes due in 2022, including amortization of debt issuance costs and debt premium, totaled $7.9 million for the three months ended March 31, 2015 and 2014.

Senior Notes Due In 2020. These notes consist of $225.0 million of 8.875% senior notes issued at 98.389% of par, which equates to an effective yield to maturity of 9.125%. The notes were issued on November 25, 2009 with an original discount of $3.6 million and will mature on January 15, 2020. The original discount of $3.6 million is recorded in “Long-Term Debt” on our condensed consolidated balance sheets and will be amortized over the life of the notes using the effective interest method. The notes are senior unsecured obligations that rank equally with all of our existing and future senior unsecured indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under our bank credit facility, and will rank senior to any future subordinated indebtedness of Swift Energy. Interest on these notes is payable semi-annually on January 15 and July 15 and commenced on January 15, 2010. We may redeem some or all of these notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest,  of 104.438% of principal, declining  in twelve-month intervals to 100% in 2018 and thereafter. We incurred approximately $5.0 million of debt issuance costs related to these notes, which is included in “Other Long–Term Assets” on the accompanying condensed consolidated balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method. In the event of certain changes in control of Swift Energy, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. We were in compliance with the provisions of the indenture governing these senior notes as of March 31, 2015.

Interest expense on the senior notes due in 2020, including amortization of debt issuance costs and debt discount, totaled $5.2 million for the three months ended March 31, 2015 and 2014.

Senior Notes Due In 2017. These notes consist of $250.0 million of 7.125% senior notes due in 2017, which were issued on June 1, 2007 at 100% of the principal amount and will mature on June 1, 2017. The notes are senior unsecured obligations that rank equally with all of our existing and future senior unsecured indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under our bank credit facility, and will rank senior to any future subordinated indebtedness of Swift Energy. Interest on these notes is payable semi-annually on June 1 and December 1, and commenced on December 1, 2007. We may redeem some or all of these notes, with certain restrictions, starting at a redemption price of 101.188% of the principal, plus accrued and unpaid interest, declining in twelve-month intervals to 100% on June 1, 2015 and thereafter. We incurred approximately $4.2 million of debt issuance costs related to these notes, which is included in “Other Long-Term Assets” on the accompanying condensed consolidated balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method. In the event of certain changes in control of Swift Energy, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of these notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. We were in compliance with the provisions of the indenture governing these senior notes as of March 31, 2015.

Interest expense on the senior notes due in 2017, including amortization of debt issuance costs, totaled $4.6 million for the three months ended March 31, 2015 and 2014.

(6)           Acquisitions and Dispositions

There were no material acquisitions or dispositions in the three months ended March 31, 2015 and 2014.

(7)           Price-Risk Management Activities

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

During the three months ended March 31, 2015 and 2014, we recorded a net gain of $0.3 million and a net loss of $5.1 million, respectively, relating to our derivative activities. The effects of our derivatives are included in the "Other" section of our operating activities on the accompanying condensed consolidated statements of cash flows.

The fair values of our derivatives are computed using commonly accepted industry-standard models and are periodically verified against quotes from brokers. The fair value of our current unsettled derivative assets at March 31, 2015 was $0.2 million which was recognized on the accompanying condensed consolidated balance sheet in “Other current assets.” There were no unsettled derivative liabilities as of March 31, 2015.

At March 31, 2015, we also had less than $0.1 million in payables for settled derivatives which were recognized on the accompanying condensed consolidated balance sheet in "Accounts payable and accrued liabilities" and were subsequently paid in April 2015.

The Company uses an International Swap and Derivatives Association "ISDA" master agreement for our derivative contracts. This is an industry standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying balance sheets. If all counterparties were in a default situation, the Company, under the right of set-off, would have shown a net derivative fair value asset of $0.2 million at March 31, 2015. For further discussion related to the fair value of the Company's derivatives, refer to Note 8 of these condensed consolidated financial statements.

The following tables summarize the weighted average prices and future production volumes for our unsettled derivative contracts in place as of March 31, 2015:

Natural Gas Basis Derivatives (East Texas Houston Ship Channel Settlements)	Total Volumes (MMBtu)	Swap Fixed Price
2015 Contracts
Swaps	4,900,000	$(0.02)

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

Based upon quoted market prices as of March 31, 2015 and December 31, 2014, the fair value and carrying value of our senior notes was as follows (in millions):

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
7.125% senior notes due in 2017	$151.3	$250.0	$153.0	$250.0
8.875% senior notes due in 2020	$92.2	$222.9	$133.1	$222.8
7.875% senior notes due in 2022	$164.0	$404.3	$198.0	$404.5

Our senior notes due in 2017, 2020 and 2022 are stated at carrying value on our accompanying condensed consolidated balance sheets, net of any discount or premium. If we recorded these notes at fair value they would be Level 1 in our fair value hierarchy as they are traded in an active market with quoted prices for identical instruments.

The following table presents our assets and liabilities that are measured at fair value as of March 31, 2015 and December 31, 2014, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 7 of these condensed consolidated financial statements. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value (in millions):

	Fair Value Measurements at
	Total Assets / (Liabilities)	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Assets:
Natural Gas Basis Derivatives	$0.2	$—	$0.2	$—

December 31, 2014
Assets:
Natural Gas Derivatives	2.4	—	2.4	—
Natural Gas Basis Derivatives	0.1	—	0.1	—
Liabilities:
Natural Gas Basis Derivatives	0.1	—	0.1	—

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

(9)           Asset Retirement Obligations

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

The following provides a roll-forward of our asset retirement obligation (in thousands):

2015
Asset Retirement Obligations recorded as of January 1	$72,831
Accretion expense	1,365
Liabilities incurred for new wells and facilities construction	43
Reductions due to sold and abandoned wells and facilities	(3,514)
Revisions in estimates	(215)
Asset Retirement Obligations as of March 31	$70,510

At March 31, 2015 and December 31, 2014, approximately $6.9 million and $10.7 million of our asset retirement obligations were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets.

(10)           Condensed Consolidating Financial Information

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

(11)           Commitments and Contingencies

In January of 2015 the Company entered into a new eleven year lease agreement for office space in Houston, Texas. The operating lease commenced on March 1, 2015 and may be terminated after seven years. As of March 31, 2015, the minimum contractual obligations are approximately $25 million in the aggregate. We will amortize the total payments under the lease agreement on a straight-line basis over the term of the lease.

We had no other material changes from amounts referenced under Note 5 in our Notes to consolidated financial statements from our Annual Report on Form 10-K for the year ending December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial information and our consolidated financial statements and accompanying notes included in this report and our annual report on Form 10-K for the year ended December 31, 2014. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 25 of this report.

Overview

We are an independent oil and natural gas company formed in 1979 engaged in the exploration, development, acquisition and operation of oil and natural gas properties, with a focus on our reserves and production from our South Texas properties as well as onshore and inland waters of Louisiana. We hold a large acreage position in Texas prospective for Eagle Ford shale and Olmos tight sands development. Natural gas production accounted for 64% of our first quarter of 2015 production and 44% of our oil and gas sales while oil constituted 22% of our first quarter of 2015 production and 46% of our oil and gas sales.

•
The significant decline in crude oil and natural gas prices has affected our business: Oil prices started to decline in the second half of 2014, accelerating during the fourth quarter of 2014 through early 2015, falling from over $107 per barrel (as measured using the WTI crude oil price) in June 2014 to below $45 per barrel in the first quarter of 2015. Natural gas prices have also fallen during the same period, although to a lesser extent, as the Henry Hub natural gas monthly spot prices have fallen from an average of $4.59 per MMBtu in June 2014 to $2.83 per MMBtu in March 2015. The effect of these price decreases was significant for our first quarter of 2015 results. Our cash flows, operating results and future growth prospects could continue to be negatively impacted if lower crude prices persist.

•
2015 planned capital expenditures: Recent lower oil and natural gas prices have reduced operating cash flows and, as a result, we have meaningfully reduced our capital spending plans for 2015 compared to 2014 levels. The Company is targeting annual production levels of 11.4 to 11.6 MMBoe based on planned full-year capital expenditures of $110 to $125 million, with a focus on drilling activity in our dry gas Fasken area as well as in our other South Texas oil, gas and condensate properties. A portion of our capital expenditure program is discretionary and may be further deferred, if necessary. We currently expect to fund 2015 capital expenditures with operating cash flow, potential credit facility borrowings and possible proceeds from asset dispositions, joint ventures or other similar arrangements.

•
2015 cost reduction initiatives: We continue taking significant actions to reduce our future capital, operating and overhead costs. During the first quarter we have reduced drilling and completion costs and terminated one of our drilling contracts. In conjunction with the reduction in our capital spending plans for 2015, we continue to negotiate with all of our primary suppliers and service companies to reduce our capital and operating cost structures. These initiatives have already helped us recognize a meaningful reduction through the end of the first quarter, while we anticipate achieving cost reductions of up to 30% for a substantial portion of the goods and services consumed in our drilling and production operations for the full year ending December 31, 2015. By focusing operations in our high quality Fasken and AWP areas, we will continue to reduce our development costs by taking advantage of existing infrastructure and experienced operating personnel. During the first quarter of 2015, the Company had a significant headcount reduction. As a result, our overhead costs increased compared to the fourth quarter of 2014, due to the one-time costs related to this reduction-in-force. Additionally, during the first quarter of 2015, we materially reduced our overhead costs by signing a new lease agreement for less corporate office space. These changes will allow us to recognize a meaningful reduction in costs through the end of the year and provide prospective sustained lower overhead costs.

•
Ability to capitalize on natural gas at current market prices: Natural gas prices declined during the second half of 2014 and into 2015, however selected natural gas properties can still be economically developed at current market prices. Our Fasken properties in Webb County and a portion of our AWP properties in McMullen County can be economically developed today, while other areas require a higher price environment to provide adequate economic returns. Our strategy includes a focus on natural gas and we plan to continue developing our prolific natural gas properties, along with some development in economic liquids-rich areas as commodity prices improve.

First Quarter 2015 Operating Highlights

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

•
Improved value of Eagle Ford shale assets through reductions in per well costs: We have seen improved performance this year in our initial production (IP) rates for Eagle Ford wells and have also seen our 2015 average per well drilling costs decrease to $2.9 million from an average per well cost of $3.4 million during 2014. We have also experienced efficiency gains in our hydraulic fracturing activities, lowering the overall frac cost per stage while performing more frac stages per well, using additional proppant in each stimulated stage and achieving better overall results as measured by rates of return and net present value. The combined drilling and completion costs per well for the first quarter of 2015 have been reduced to $6.7 million, on average, significantly below the prior year average cost per well.

•
First quarter 2015 revenues and net loss: Our first quarter revenues decreased 37%, or $39.0 million, when compared to fourth quarter of 2014 revenues, primarily due to the impact of lower oil and natural gas pricing (which decreased 37% and 29%, respectively) and lower oil production in our Lake Washington and AWP fields, partially offset by higher natural gas production volumes from our Fasken and AWP fields. Our net loss of $477.1 million for the first quarter of 2015 is primarily due to the $502.6 million non-cash write-down of our oil and gas properties.

Liquidity and Capital Resources

•
2015 borrowing base redeterminations and credit facility financial covenants: As part of our regularly scheduled May 2015 borrowing base redetermination, and in light of the continuation of low oil and gas prices, our revolving credit facility borrowing base and commitment amounts have been reduced to $375.0 million from $417.6 million. Additionally, the revolving credit facility has been amended to provide for revised financial covenants more favorable to the Company, including the ratio of EBITDAX to Interest Expense being reduced for the remainder of 2015 and all of 2016 to 1.5 to 1.0, and then returning to its previous minimum 2.75 to 1.0 ratio thereafter. Additionally, a new senior secured leverage ratio covenant has been added, requiring a minimum ratio of obligations to EBITDAX of 3.0 to 1.0 for the remainder of 2015 and the first half of 2016, and 2.5 to 1.0 for the last half of 2016, with the covenant no longer being in place for 2017 and later periods. We are focused on our balance sheet and additional financing opportunities and options to improve Swift Energy’s liquidity, including additional capital alternatives in the marketplace and capital that might be made available through joint ventures or similar cost-sharing arrangements. As of March 31, 2015, we were in compliance with the financial covenant ratios and based upon our projections of production and current commodity futures prices, we believe we will remain in compliance with these financial covenant ratios throughout 2015.

•
2015 liquidity: We plan to control our reduced liquidity during 2015 by significantly scaling back our capital expenditures to better match the current commodity pricing environment. Although we cannot predict nor control future commodity prices, we have already reduced our 2015 capital expenditure budget to accommodate market expectations of reduced commodity prices. As of May 1, 2015, we had approximately $114 million of remaining availability under our credit facility (excluding $1.6 million in letters of credit) based on the new commitment amount of $375.0 million.

•
Outstanding bank borrowings: At March 31, 2015, we had $247.0 million in outstanding borrowings under our credit facility. Effective May 1, 2015, we executed an amendment to our credit facility lowering our borrowing base and commitment amount from $417.6 million to $375.0 million.

•
2015 capital expenditures: Our capital expenditures on a cash flow basis were $49.2 million in the first three months of 2015, compared to $105.6 million in the first three months of 2014. The expenditures during the current period were devoted to drilling and completion activity in our South Texas core region as we drilled 1 well in our AWP Eagle Ford field and 4 wells in our Fasken field, in addition to cash payments made during the current period related to amounts accrued during the prior year for drilling and completion activities. These expenditures were funded by borrowings under our credit facility.

•
Net cash used in operating activities: For the first three months of 2015, our net cash used in operating activities was $0.8 million, representing a $70.5 million decrease, compared to $69.7 million generated during the same period of 2014, primarily due to lower commodity prices and decreased oil production, partially offset by higher natural gas production and lower operating costs.

•
Saka Energi Transaction: On July 15, 2014, we closed our transaction with PT Saka Energi Indonesia ("Saka Energi") to fully develop 8,300 acres of Fasken area Eagle Ford shale properties owned by Swift Energy in Webb County, Texas. Swift Energy sold a 36% full participating interest in the Fasken properties to Saka Energi with $50 million in cash to be paid by Saka Energi over time to carry a portion of Swift Energy's field development costs. As of March 31, 2015, approximately $21 million remained of Saka Energi's original $50 million carry obligation.

Contractual Commitments and Obligations

In January of 2015 the Company entered into a new eleven year lease agreement for office space in Houston, Texas. The operating lease commences on March 1, 2015 and may be terminated after seven years. Refer to Note 11 of these condensed consolidated financial statements for further discussion.

We had no other material changes in our contractual commitments and obligations from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ending December 31, 2014.

Results of Operations

Revenues — Three Months Ended March 31, 2015 and 2014

Our oil and gas sales in the first quarter of 2015 decreased by 55% compared to oil and gas sales in the first quarter of 2014, primarily due to overall lower commodity pricing and lower oil production, partially offset by higher natural gas production. Average oil prices we received were 55% lower than those received during the first quarter of 2014, while natural gas prices were 40% lower and NGL prices were 56% lower.

Crude oil production was 22% and 32% of our production volumes in the first quarters of 2015 and 2014, respectively. Crude oil sales were 46% and 62% of oil and gas sales in the first quarters of 2015 and 2014, respectively. Natural gas production was 64% and 52% of our production volumes in the first quarters of 2015 and 2014, respectively. Natural gas sales were 44% and 26% of oil and gas sales in the first quarters of 2015 and 2014, respectively. The remaining production and sales in each period came from NGLs.

The following table provides additional information regarding our oil and gas sales, excluding any effects of our hedging activities, for the three months ended March 31, 2015 and 2014:

Core Regions	Oil and Gas Sales (In Millions)		Net Oil and Gas Production Volumes (MBoe)
	2015	2014	2015	2014
Artesia Wells	$5.5	$22.5	306	571
AWP	26.9	57.9	1,224	1,061
Fasken	16.6	16.8	1,014	651
Other South Texas	1.0	2.5	55	67
Total South Texas	50.0	99.7	2,599	2,350

Southeast Louisiana	12.1	37.4	293	400

Central Louisiana	5.0	11.6	161	186

Other	0.3	0.4	11	8

Total	$67.4	$149.1	3,064	2,944

Our production increase from 2014 to 2015 was primarily due to an increase of natural gas production from increased drilling in our Fasken and AWP fields. These increases were partially offset by a decrease in production for our Artesia Wells field and a decrease in oil production in our Lake Washington field.

In the first quarter of 2015, our $81.7 million, or 55% decrease in oil, NGL, and natural gas sales resulted from:

•	Price variances that had an approximate $65.7 million unfavorable impact on sales due to overall lower commodity pricing; and

•	Volume variances that had a $16.0 million unfavorable impact on sales, primarily attributable to lower oil production, partially offset by higher natural gas production.

The following table provides additional information regarding our quarterly oil and gas sales, excluding any effects of our hedging activities, for the three months ended March 31, 2015 and 2014:

	Production Volume				Average Price
	Oil (MBbl)	NGL (MBbl)	Gas (Bcf)	Combined (MBoe)	Oil (Bbl)	NGL (Bbl)	Natural Gas (Mcf)
Three Months Ended March 31, 2015	685	426	11.7	3,064	$45.10	$16.09	$2.53
Three Months Ended March 31, 2014	931	478	9.2	2,944	$99.38	$36.27	$4.20

For the three months ended March 31, 2015 and 2014, we recorded total net gains (losses) of $0.3 million and ($5.1 million), respectively, related to our derivative activities. This activity is recorded in “Price-risk management and other, net” on the accompanying condensed consolidated statements of operations. Had these amounts been recognized in the oil and gas sales account, our average oil price would have been $45.10 and $98.42 for the first quarters of 2015 and 2014, respectively, and our average natural gas price would have been $2.56 and $3.75 for the first quarters of 2015 and 2014, respectively.

Costs and Expenses — Three Months Ended March 31, 2015 and 2014

Our expenses in the first quarter of 2015 increased $492.4 million, compared to those in the first quarter of 2014, for the reasons noted below. Excluding the 2015 ceiling test write-down, our expenses in the first quarter of 2015 decreased $10.1 million, or 8%, when compared to expenses in the first quarter of 2014.

Lease operating cost. These expenses decreased $5.9 million, or 24%, compared to the level of such expenses in the first quarter of 2014. The decrease was due to lower chemical, labor, maintenance and compensation costs. Our lease operating costs per Boe produced were $6.21 and $8.48 for the three months ended March 31, 2015 and 2014, respectively.

Transportation and gas processing. These expenses remained consistent compared to the level of such expenses in the first quarter of 2014, as our production mix shifted towards increased natural gas production. Our transportation and gas processing costs per Boe produced were $1.74 and $1.80 for the first quarters of 2015 and 2014, respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses decreased $2.0 million, or 3% from those in the first quarter of 2014. The decrease was primarily due to a lower depletable base, partially offset by lower reserves volumes. Our DD&A rate per Boe of production was $19.81 and $21.28 in the first quarters of 2015 and 2014, respectively.

General and Administrative Expenses, Net. These expenses increased $2.0 million, or 19%, from the level of such expenses in the first quarter of 2014. The increase was primarily due to non-recurring expenses related to a reduction of force, lower capitalized amounts, and higher accounting and legal fees, partially offset by lower salaries, deferred compensation and temporary labor costs. Our net general and administrative expenses per Boe produced increased to $4.10 per Boe in the first quarter of 2015 from $3.57 per Boe in the first quarter of 2014.

Severance and Other Taxes. These expenses decreased $4.1 million, or 44%, from first quarter of 2014 levels. The decrease was primarily driven by lower revenues and changes in production mix to higher natural gas production in South Texas which carries a lower severance tax rate than oil production in South Texas and Louisiana. Severance and other taxes, as a percentage of oil and gas sales, were approximately 7.6% and 6.2% in the first quarters of 2015 and 2014, respectively.

Interest. Our gross interest cost in the first quarter of 2015 was $19.4 million, of which $1.2 million was capitalized. Our gross interest cost in the first quarter of 2014 was $19.7 million, of which $1.3 million was capitalized. The decrease in our gross interest was due to lower borrowings on our credit facility.

Write-down of oil and gas properties. Due to the effects of pricing, timing of projects and changes in our reserves product mix, we recorded a non-cash write-down on a before-tax basis of $502.6 million in the first quarter of 2015.

Income Taxes. Our effective income tax rate decreased to 14.3% from 53.5% for the first quarters of 2015 and 2014, respectively. The benefit of $79.5 million for the first quarter of 2015 was due to a reduction in our deferred tax liability resulting from the write-down of oil and gas properties, partially offset by a valuation allowance.

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

Due to the effects of pricing, timing of projects and changes in our reserves product mix, in 2015 were reported a non-cash write-down on a before-tax basis of $502.6 million on our oil and natural gas properties.

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

New Accounting Pronouncements. In May 2014, the FASB issued ASU 2014-09, which provides a single, comprehensive revenue recognition model for all contracts with customers across various industries. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, although the FASB recently issued a proposal to defer the effective date until December 15, 2017. We are currently reviewing the new requirements to determine the impact of this guidance on our financial statements.

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
• timing, cost and amount of future production of oil and natural gas;
• availability of drilling and production equipment or availability of oil field labor;
• availability, cost and terms of capital;
• drilling of wells;
• availability and cost for transportation of oil and natural gas;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk. Our major market risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. This commodity pricing volatility has continued with unpredictable price swings in recent periods.

Our price-risk management policy permits the utilization of agreements and financial instruments (such as futures, forward contracts, swaps and options contracts) to mitigate price risk associated with fluctuations in oil and natural gas prices. We do not utilize these agreements and financial instruments for trading and only enter into derivative agreements with banks in our credit facility. For additional discussion related to our price-risk management policy, refer to Note 7 of these condensed consolidated financial statements.

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

Interest Rate Risk. Our senior notes due in 2017, 2020 and 2022 have fixed interest rates, so consequently we are not exposed to cash flow risk from market interest rate changes on these notes. At March 31, 2015, we had $247.0 million drawn under our credit facility, which bears a floating rate of interest and therefore is susceptible to interest rate fluctuations. The result of a 10% fluctuation in the bank’s base rate would constitute 33 basis points and would not have a material adverse effect on our future cash flows.

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

Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first three months of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in the 2014 Annual Report Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common stock occurring during the first quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 – 31, 2015 (1)	663	$3.06	—	$—
February 1 – 28, 2015 (1)	48,484	$3.14	—	—
March 1 – 31, 2015 (1)	164	$2.17	—	—
Total	49,311	$3.13	—	$—
(1) These shares were withheld from employees to satisfy tax obligations arising upon the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective May 1, 2015, as part of our regularly scheduled May 2015 borrowing base redetermination, Swift Energy Company and its wholly-owned subsidiary, Swift Energy Operating, LLC (collectively referred to in this Part II Item 5 as “Swift Energy” or the “Company”), entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement dated September 21, 2010, as amended from time to time, with JPMorgan Chase Bank, N.A., as Administrative Agent, and institutions named therein as lenders (the “Amendment”). Under the Amendment, the Company’s revolving credit facility borrowing base and commitment amounts were reduced to $375.0 million from $417.6 million. Additionally, the amendment added a new liquidity requirement (as defined in the Credit Agreement) effective July 1, 2015, which requires that at the date of any payment of interest in respect to the existing senior notes or any new debt (after giving effect to such interest payment), that the unused borrowing base may not be less than 15% of the commitment amount then in effect. The amendment also created a new senior secured leverage ratio (as defined in the Amendment) requiring that the ratio of senior secured liabilities on the last day of the quarter to EBITDAX, calculated on a trailing twelve month basis, not be greater than 3.0 to 1.0 for the period beginning on March 31, 2015 and ending on June 30, 2016 nor greater than 2.5 to 1.0 for the period from September 30, 2016 ending on December 31, 2016. The interest coverage ratio (calculated on a trailing twelve month basis of EBITDAX to interest expense) was also changed to require that such ratio at the end of each fiscal quarter be not less than 1.5 to 1.0 for each period beginning on March 31, 2015 and ending on December 31, 2016, returning to the original ratio of 2.75 to 1.0 after that date. Finally, the pricing grid for loan advances was increased for all borrowing levels by one quarter of one percent. The commitment fee was unchanged. This description of the Amendment is qualified in its entirety by the actual language in the attached exhibit 10.1 to this quarterly report.

Item 6. Exhibits.

10.1*
Fifth Amendment to Second Amended and Restated Credit Agreement effective as of May 1, 2015, among Swift Energy Company, Swift Energy Operating, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.

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

SWIFT ENERGY COMPANY (Registrant)
Date:	May 7, 2015	By:	/s/ Alton D. Heckaman, Jr.
Alton D. Heckaman, Jr. Executive Vice President Chief Financial Officer and Principal Accounting Officer

Exhibit Index

10.1*
Fifth Amendment to Second Amended and Restated Credit Agreement effective as of May 1, 2015, among Swift Energy Company, Swift Energy Operating, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.

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