Form 10-Q
period 2017-03-31
SILVERBOW RESOURCES, INC.
filed 2017-05-08
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017
Commission File Number 1-8754
SILVERBOW RESOURCES, INC.
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☑	No	☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	11,478,709 Shares outstanding at May 1, 2017

Explanatory Note

On May 5, 2017, through an amendment to its Certificate of Incorporation and Bylaws, Swift Energy Company changed its name to SilverBow Resources, Inc. Additionally, SilverBow Resources has announced that it transferred its stock exchange listing from the OTC Best Market (“OTCQX”) to the New York Stock Exchange (“NYSE”) under the symbol “SBOW” and began trading on May 5, 2017. In the coming months, SilverBow Resources plans to rename several of its subsidiaries, including its primary operating subsidiary, Swift Energy Operating, LLC, to reflect the new parent company name. The name change does not affect the rights of the Company’s security holders. There were no other changes to the Company’s certificate of incorporation or bylaws in connection with the name change.

SILVERBOW RESOURCES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Condensed Consolidated Balance Sheets
SilverBow Resources and Subsidiaries (in thousands, except share amounts)

	Successor
	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$168	$303
Accounts receivable, net	19,889	17,490
Other current assets	3,282	3,686
Total Current Assets	23,339	21,479

Property and Equipment:
Property and Equipment, full cost method, including $34,345 and $33,354 of unproved property costs not being amortized at the end of each period	549,717	517,074
Less – Accumulated depreciation, depletion, amortization & impairment	(179,551)	(169,879)
Property and Equipment, Net	370,166	347,195
Other Long-Term Assets	8,394	8,625
Total Assets	$401,899	$377,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$47,555	$56,257
Accrued capital costs	11,899	11,954
Accrued interest	1,367	1,721
Undistributed oil and gas revenues	11,073	9,192
Total Current Liabilities	71,894	79,124

Long-Term Debt	172,000	198,000
Asset Retirement Obligations	22,819	22,291
Other Long-Term Liabilities	804	1,829
Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,510,067 and 10,076,059 shares issued and 11,478,709 and 10,053,574 shares outstanding, respectively	115	101
Additional paid-in capital	273,787	232,917
Treasury stock, held at cost, 31,358 and 22,485 shares	(942)	(675)
Accumulated deficit	(138,578)	(156,288)
Total Stockholders’ Equity	134,382	76,055
Total Liabilities and Stockholders’ Equity	$401,899	$377,299

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)
SilverBow Resources and Subsidiaries (in thousands, except per-share amounts)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues:
Oil and gas sales	$42,412	$34,367
Price-risk management and other, net	10,794	(95)
Total Revenues	53,206	34,272

Costs and Expenses:
General and administrative, net	9,834	8,118
Depreciation, depletion, and amortization	9,715	17,245
Accretion of asset retirement obligations	564	1,291
Lease operating costs	5,773	12,307
Transportation and gas processing	4,385	5,055
Severance and other taxes	1,618	2,332
Interest expense, net (excludes contractual interest of $17,320 on senior notes subject to compromise for the three months ended March 31, 2016)	3,607	8,066
Write-down of oil and gas properties	—	77,732
Reorganization items, net	—	10,429
Total Costs and Expenses	35,496	142,575

Income (Loss) Before Income Taxes	17,710	(108,303)

Provision (Benefit) for Income Taxes	—	—

Net Income (Loss)	$17,710	$(108,303)

Per Share Amounts-

Basic: Net Income (Loss)	$1.58	$(2.42)

Diluted: Net Income (Loss)	$1.57	$(2.42)

Weighted Average Shares Outstanding - Basic	11,232	44,672

Weighted Average Shares Outstanding - Diluted	11,323	44,672

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources and Subsidiaries (in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2015 (Predecessor)	$448	$776,358	$(2,491)	$(1,627,039)	$(852,724)

Purchase of treasury shares (65,170 shares)	—	—	(5)	—	(5)
Issuance of restricted stock (229,690 shares)	2	(2)	—	—	—
Share-based compensation	—	1,118	—	—	1,118
Net Income	—	—	—	851,611	851,611
Balance, April 22, 2016 (Predecessor)	$450	$777,474	$(2,496)	$(775,428)	$—

Cancellation of Predecessor equity	$(450)	$(777,474)	$2,496	$775,428	$—
Balance, April 22, 2016 (Predecessor)	$—	$—	$—	$—	$—

Issuance of Successor common stock & warrants	$100	$229,299	$—	$—	$229,399
Balance, April 22, 2016 (Successor)	$100	$229,299	$—	$—	$229,399

Purchase of treasury shares (22,485 shares)	—	—	(675)	—	(675)
Issuance of restricted stock (76,058 shares)	1	—	—	—	1
Share-based compensation	—	3,618	—	—	3,618
Net Loss	—	—	—	(156,288)	(156,288)
Balance, December 31, 2016 (Successor)	$101	$232,917	$(675)	$(156,288)	$76,055

Purchase of treasury shares (8,873 shares)	—	—	(267)	—	(267)
Issuance common stock (1,403,508 shares)	14	39,367	—	—	39,381
Issuance of restricted stock (30,500 shares)	—	—	—	—	—
Share-based compensation	—	1,503	—	—	1,503
Net Income	—	—	—	17,710	17,710
Balance, March 31, 2017 (Successor)	$115	$273,787	$(942)	$(138,578)	$134,382

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources and Subsidiaries (in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$17,710	$(108,303)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation, depletion, and amortization	9,715	17,245
Write-down of oil and gas properties	—	77,732
Accretion of asset retirement obligations	564	1,291
Share-based compensation expense	1,503	770
Loss (gain) on derivatives	(10,937)	—
Cash settlements on derivatives	(811)	—
Settlements of asset retirement obligations	(411)	(278)
Write-down of debt issuance cost	450	—
Reorganization items (non-cash)	—	5,422
Other	(315)	2,551
Change in operating assets and liabilities-
(Increase) decrease in accounts receivable and other current assets	(1,942)	3,167
Increase (decrease) in accounts payable and accrued liabilities	(3,436)	5,185
Increase (decrease) in accrued interest	(354)	(15)
Net Cash Provided by (Used in) Operating Activities	11,736	4,767

Cash Flows from Investing Activities:
Additions to property and equipment	(25,417)	(36,317)
Proceeds from the sale of property and equipment	432	4,876
Net Cash Provided by (Used in) Investing Activities	(24,985)	(31,441)

Cash Flows from Financing Activities:
Proceeds from bank borrowings	43,000	15,000
Payments of bank borrowings	(69,000)	—
Net proceeds from issuances of common stock	39,381	—
Purchase of treasury shares	(267)	(4)
Net Cash Provided by (Used in) Financing Activities	13,114	14,996

Net increase (decrease) in Cash and Cash Equivalents	(135)	(11,678)

Cash and Cash Equivalents at Beginning of Period	303	29,460

Cash and Cash Equivalents at End of Period	$168	$17,782

Supplemental Disclosures of Cash Flow Information:

Cash paid during period for interest, net of amounts capitalized	$2,959	$4,793
Cash paid for reorganization items	$—	$5,007
Changes in capital accounts payable and capital accruals	$7,365	$(8,349)
See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
SilverBow Resources and Subsidiaries

(1)           General Information

SilverBow Resources, Inc. (“SilverBow,” the “Company,” or “we”) is a growth oriented independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas. Being a committed and long term operator in South Texas, the Company possesses a significant understanding of the reservoirs in the region. We leverage this competitive understanding to assemble high quality drilling inventory while continuously enhancing our operations to maximize returns on capital invested.

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company and reflect necessary adjustments, all of which were of a recurring nature unless otherwise disclosed herein, and are in the opinion of our management necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 27, 2017 though, as described below, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh start accounting.

(2)           Summary of Significant Accounting Policies

Fresh Start Accounting. Upon emergence from bankruptcy on April 22, 2016, the Company adopted Fresh Start Accounting. As a result of the application of fresh start accounting, as well as the effects of the implementation of the joint plan of reorganization (the “Plan”), the Consolidated Financial Statements on or after April 22, 2016, are not comparable with the Consolidated Financial Statements prior to that date. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to April 22, 2016. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to April 22, 2016. See Note 12 for further details.

Basis of Presentation. The consolidated financial statements included herein have been prepared by SilverBow Resources, and reflect necessary adjustments, all of which were of a recurring nature unless otherwise disclosed herein, and are in the opinion of our management necessary for a fair presentation.

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of SilverBow and its wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and gas properties, with a focus on oil and natural gas reserves in the Eagle Ford trend in Texas. Our undivided interests in oil and gas properties are accounted for using the proportionate consolidation method, whereby our proportionate share of each entity’s assets, liabilities, revenues, and expenses are included in the appropriate classifications in the accompanying condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the accompanying condensed consolidated financial statements.

Subsequent Events. We have evaluated subsequent events requiring potential accrual or disclosure in our condensed consolidated financial statements.

Effective April 19, 2017, the Company entered into a First Amended and Restated Senior Secured Revolving Credit Agreement increasing the maximum credit amount under our Credit Facility to $600 million with an initial borrowing base of $330 million. The Credit Facility matures April 19, 2022 with semi-annual redeterminations in May and November of each calendar year, commencing November 2017. See Note 5 for further details.

On May 5, 2017, the name of the parent company formerly known as Swift Energy Company was changed to SilverBow Resources, Inc. and its stock exchange listing was transferred from the OTC Best Market ("OTCQX") to the New York Stock Exchange ("NYSE") under the symbol "SBOW." In the coming months, the Company plans to rename several of its subsidiaries, including its primary operating subsidiary, Swift Energy Operating, LLC, to reflect the new parent company name.

There were no other material subsequent events requiring additional disclosure in these condensed consolidated financial statements.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

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

•	estimates related to the collectability of accounts receivable and the credit worthiness of our customers,

•	estimates of the counterparty bank risk related to letters of credit that our customers may have issued on our behalf,

•	estimates of future costs to develop and produce reserves,

•	accruals related to oil and gas sales, capital expenditures and lease operating expenses,

•	estimates in the calculation of share-based compensation expense,

•	estimates of our ownership in properties prior to final division of interest determination,

•	the estimated future cost and timing of asset retirement obligations,

•	estimates made in our income tax calculations,

•	estimates in the calculation of the fair value of commodity derivative assets and liabilities,

•	estimates in the assessment of current litigation claims against the Company, and

•	estimates in amounts due with respect to open state regulatory audits.

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), such internal costs capitalized totaled $0.9 million and $2.5 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties (refer to Note 5 of these condensed consolidated financial statements for further discussion on capitalized interest costs).

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	March 31, 2017	December 31, 2016
Property and Equipment
Proved oil and gas properties	$512,290	$480,499
Unproved oil and gas properties	34,345	33,354
Furniture, fixtures, and other equipment	3,082	3,221
Less – Accumulated depreciation, depletion, amortization & impairment	(179,551)	(169,879)
Property and Equipment, Net	$370,166	$347,195

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

Principally due to the effects of pricing, and also due to the timing of projects and changes in our reserves product mix, for the three months ended March 31, 2016 (predecessor), we reported a non-cash impairment write-down, on a before-tax basis, of $77.7 million on our oil and natural gas properties. There was no write-down for the three months ended March 31, 2017 (successor).

If future capital expenditures outpace future discounted net cash flows in our reserve calculations, if we have significant declines in our oil and natural gas reserves volumes (which also reduces our estimate of discounted future net cash flows from proved oil and natural gas reserves) or if oil or natural gas prices decline, it is likely that non-cash write-downs of our oil and natural gas properties will occur in the future. We cannot control and cannot predict what future prices for oil and natural gas will be, thus we cannot estimate the amount or timing of any potential future non-cash write-down of our oil and natural gas properties due to decreases in oil or natural gas prices.

Revenue Recognition. Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Company uses the entitlement method of accounting for gas imbalances in which we recognize our ownership interest in such production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets. Natural gas balancing receivables are reported in “Other current assets” on the accompanying condensed consolidated balance sheets when our ownership share of production exceeds sales. As of March 31, 2017 and December 31, 2016, we did not have any material natural gas imbalances.

Accounts Receivable. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At March 31, 2017 and December 31, 2016, we had an allowance for doubtful accounts of less than $0.1 million, respectively. The allowance for doubtful accounts has been deducted from the total “Accounts receivable” balance on the accompanying condensed consolidated balance sheets.

At March 31, 2017, our “Accounts receivable” balance included $12.8 million for oil and gas sales, $4.6 million due from joint interest owners, $1.8 million for severance tax credit receivables and $0.7 million for other receivables. At December 31, 2016, our “Accounts receivable” balance included $12.6 million for oil and gas sales, $2.7 million due from joint interest owners, $1.6 million for severance tax credit receivables and $0.6 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net”, on the accompanying condensed consolidated statements of operations. Our supervision fees are allocated to each well based on general and administrative costs incurred for well maintenance and support. The amount of supervision fees charged for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor) did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated were $1.2 million and $2.0 million for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively.

Other Current Assets. Included in "Other current assets" on the accompanying condensed consolidated balance sheets are prepaid expenses totaling $1.8 million and $2.0 million at March 31, 2017 and December 31, 2016, respectively. These prepaid amounts cover well insurance, drilling contracts and various other prepaid expenses. Additionally inventories, which consist primarily of tubulars and other equipment and supplies, totaled $0.4 million at March 31, 2017 and December 31, 2016, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2017, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

Our U.S. Federal and state income tax returns for years prior to 2015 are subject to examination to the extent of our net operating loss (NOL) carryforwards. There are no material unresolved items related to periods previously audited by these taxing authorities.

The Company has evaluated the full impact of the reorganization on our carryover tax attributes and believes it will not incur an immediate cash income tax liability as a result of emergence from bankruptcy. The Company will be able to fully absorb cancellation of debt income with NOL carryforwards. The amount of remaining NOL carryforward available will be limited under IRC Sec. 382 due to the change in control. The Company’s amortizable tax basis exceeded the book carrying value of its assets at April 22, 2016, at December 31, 2016 and March 31, 2017, leaving the Company in a net deferred tax asset position. Management has determined that it is not more likely than not that the Company will realize future cash benefits from this additional tax basis and remaining carryover items and accordingly has taken a full valuation allowance to offset its tax assets.

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

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	March 31, 2017	December 31, 2016
Trade accounts payable	$16,469	$10,563
Accrued operating expenses	2,604	2,990
Accrued compensation costs	2,105	4,730
Asset retirement obligation – current portion	9,039	9,965
Accrued non-income based taxes	3,787	3,937
Accrued price risk management liabilities	6,796	17,632
Accrued corporate and legal fees	3,410	3,075
Other payables	3,345	3,365
Total accounts payable and accrued liabilities	$47,555	$56,257

Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. These amounts do not include cash balances that are contractually restricted.

Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock held, at cost” on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2017 (successor), 8,873 treasury shares were purchased to satisfy withholding tax obligations arising upon the vesting of restricted shares.

New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, providing a comprehensive revenue recognition standard for contracts with customers that supersedes current revenue recognition guidance. The guidance requires entities to recognize revenue using the following five-step model: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue as the entity satisfies each performance obligation. Adoption of this standard could result, at the option of the Company, in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.

The Company’s revenues are substantially all attributable to oil and natural gas sales. Based on our initial review of our contracts, the Company believes the timing and presentation of revenues under ASU 2014-09 will be consistent with our current revenue recognition policy as described above with one probable exception. The Company currently uses the entitlement method of accounting when sales for our account are not in proportion to our ownership interest in production. To comply with ASU 2014-09, the Company expects to recognize revenue on the production sold for our account irrespective of ownership share of such production. Currently we do not have any significant imbalance situations; therefore, this is not expected to immediately impact our financial statements except for incremental disclosures. The Company will continue to monitor specific developments for our industry as it relates to ASU 2014-09.

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

At December 31, 2016, the Company had lease commitments of approximately $8.8 million that it believes would be subject to capitalization under ASU 2016-02. This includes $1.9 million for our new corporate office sub-lease which has a term of 4.4 years and commitments for equipment and vehicle leases which total $6.5 million. The company did not enter into any significant additional lease obligations during the first quarter of 2017. These equipment leases generally have original terms of 2 to 3 years. In some instances further analysis is needed to determine if renewal options would result in capitalized amounts in excess of the obligations during the primary lease term. Based on our preliminary assessment, we believe these leases would most likely be deemed to be operating leases under the new standard. The corporate office lease is the only existing lease that extends beyond December 31, 2018. Management plans to adopt ASU 2016-02 in the quarter ending March 31, 2019. Management continuously evaluates the economics of leasing vs. purchase for operating equipment. The lease obligations that will be in place upon adoption of ASU 2016-02 may be significantly different than the current obligations. Accordingly, at this time we cannot estimate the amount that will be capitalized when this standard is adopted.

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

In January 2017, the FASB issued ASU 2017-01, to assist entities in evaluating whether transactions should be accounted for as an acquisition or disposal of an asset or business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities are not a business. The guidance is effective for companies beginning January 1, 2018 with early adoption permitted prospectively. We are currently reviewing these new requirements to determine the impact of this guidance on our financial statements.

(3)          Share-Based Compensation

Emergence from Voluntary Reorganization

Upon the Company's emergence from bankruptcy on April 22, 2016, as discussed in Note 11, the Company’s common stock was canceled and new common stock was issued. The Company's previous share-based compensation awards were either vested or canceled upon the Company's emergence from bankruptcy.

Share-Based Compensation Plans

Upon the Company's emergence from bankruptcy on April 22, 2016, as discussed in Note 11, the Company's previous share-based compensation plans were canceled and the new Company 2016 Equity Incentive Plan was approved in accordance with the joint plan of reorganization. Under the previous share-based compensation plan the outstanding restricted stock awards and restricted stock unit awards for most employees vested on an accelerated basis while awards issued to certain officers of the Company and the Board of Directors were canceled.

For awards granted after emergence from bankruptcy, the Company does not estimate the forfeiture rate during the initial calculation of compensation cost but rather has elected to account for forfeitures in compensation cost when they occur. For the predecessor periods, the Company had estimated the forfeiture rate for share-based compensation during the initial calculation of compensation cost.

The Company computes a deferred tax benefit for restricted stock awards, unit awards and stock options expected to generate future tax deductions by applying its effective tax rate to the expense recorded. For restricted stock units, the Company's actual tax deduction is based on the value of the units at the time of vesting.

Share-based compensation for the predecessor and successor periods are not comparable. The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.5 million and $0.7 million for the three months ended March 31, 2017 (successor) and 2016 (predecessor), respectively. Capitalized share-based compensation was less than $0.1 million and $0.2 million for the three months ended March 31, 2017 (successor) and 2016 (predecessor), respectively.

We view stock option awards and restricted stock unit awards with graded vesting as single awards with an expected life equal to the average expected life of component awards, and we amortize the awards on a straight-line basis over the life of the awards.

Stock Option Awards

The compensation cost related to stock option awards is based on the grant date fair value and is typically expensed over the vesting period (generally one to five years). We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions for stock option awards issued during the three months ended March 31, 2017 (successor):

Stock Option Valuation Assumptions
Expected dividend	—
Expected volatility	70.2%
Risk-free interest rate	1.98%
Expected life of stock option awards (in years)	5.7 years
Grant-date fair value	$17.58

To estimate expected volatility of our 2017 stock option grants we used the historical volatility of stock prices based on a group of our peer companies.

At March 31, 2017, we had $6.7 million unrecognized compensation cost related to stock option awards. The following tables represents stock option award activity for the three months ended March 31, 2017 (successor):

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period (successor)	105,811	$23.25
Options granted	370,062	$28.62
Options canceled	—	$—
Options exercised	—	$—
Options outstanding, end of period (successor)	475,873	$27.43
Options exercisable, end of period (successor)	60,847	$23.25

Our outstanding stock option awards at March 31, 2017 had $0.6 million aggregate intrinsic value. At March 31, 2017 the weighted average remaining contract life of stock option awards outstanding was 7.6 years and exercisable was 1.4 years. The total intrinsic value of stock option awards exercisable for the three months ended March 31, 2017 was $0.3 million.

Restricted Stock Units

The 2016 equity incentive compensation plan allows for the issuance of restricted stock unit awards that generally may not be sold or otherwise transferred until certain restrictions have lapsed. The compensation cost related to these awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of March 31, 2017, we had unrecognized compensation expense of $10.3 million related to our restricted stock units which is expected to be recognized over a weighted-average period of 3.1 years.

The following table represents restricted stock unit award activity for the three months ended March 31, 2017 (successor):

	Shares	Grant Date Price
Restricted stock units outstanding, beginning of period (successor)	178,847	$23.25
Restricted stock units granted	287,257	$29.07
Restricted stock units canceled	—	$—
Restricted stock units vested	(30,500)	$23.25
Restricted stock units outstanding, end of period (successor)	435,604	$27.09

(4)          Earnings Per Share

Upon the Company's emergence from bankruptcy on April 22, 2016, as discussed in Note 11, the Company’s then outstanding common stock was canceled and new common stock and warrants were issued.

Basic earnings per share (“Basic EPS”) has been computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share ("Diluted EPS") assumes, as of the beginning of the period, exercise of stock options and restricted stock grants using the treasury stock method. Diluted EPS also assumes conversion of performance-based restricted stock units to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. As we recognized a net loss for the three months ended March 31, 2016 (predecessor), the unvested share-based payments and stock options were not recognized in Diluted EPS calculations as they would be antidilutive.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Successor Three Months Ended March 31, 2017			Predecessor Three Months Ended March 31, 2016
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$17,710	11,232	$1.58	$(108,303)	44,672	$(2.42)
Dilutive Securities:
Restricted Stock Awards		—			—
Restricted Stock Unit Awards		76			—
Stock Option Awards		15			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$17,710	11,323	$1.57	$(108,303)	44,672	$(2.42)

Approximately 0.4 million and 1.3 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor) because these stock options were antidilutive.

Approximately 0.3 million restricted stock awards for the three months ended March 31, 2016 (predecessor), were not included in the computation of Diluted EPS because they were antidilutive.

Approximately 0.1 million restricted stock units for the three months ended March 31, 2017 (successor), were not included in the computation of Diluted EPS because they were antidilutive. Approximately 0.8 million shares for the three months ended March 31, 2016 (predecessor) related to performance-based restricted stock units that could be converted to common shares based on predetermined performance and market goals were not included in the computation of Diluted EPS because the performance and market conditions had not been met.

Approximately 4.3 million warrants to purchase common stock were not included in the computation of Diluted EPS for the three months ended March 31, 2017 (successor) because these warrants were antidilutive.

(5)          Long-Term Debt

Bankruptcy Filing. As discussed in Note 11, the Chapter 11 filing of the Company and the Chapter 11 Subsidiaries constituted an event of default with respect to our then-existing debt obligations. As a result, the Company's pre-petition unsecured senior notes and secured debt under the Prior First Lien Credit Facility became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 filing. On April 22, 2016, upon the Company's emergence from bankruptcy, the senior notes and borrowing under the debtor-in-possession credit facility (“DIP Credit Agreement”) (along with certain unsecured claims as discussed further in Note 11) were exchanged for 88.5% of the common stock of the reorganized entity. Additional information regarding the bankruptcy proceedings is included in Note 11 of these condensed consolidated financial statements.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $172.0 million and $198.0 million as of March 31, 2017 and December 31, 2016, respectively. As discussed in Note 11 of these condensed consolidated financial statements, on April 22, 2016 (the “Effective Date”), the Prior First Lien Credit Facility was terminated and paid in full, and the Company entered into a Senior Secured Revolving Credit Agreement among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto. On April 19, 2017, the Company amended and restated the Senior Secured Revolving Credit Agreement by entering into a First Amended and Restated Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders that are a party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “Credit Facility”). The Credit Facility matures April 19, 2022. The maximum credit amount under the Credit Facility is currently $600 million with an initial borrowing base of $330 million. The borrowing base is scheduled to be redetermined in May and November of each calendar year, commencing November 2017, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt.  Additionally, each of the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations.  The amount of the borrowing base is determined by the lenders in their discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

Interest under the Credit Facility accrues at the Company’s option either at an Alternative Base Rate plus the applicable margin (“ABR Loans”) or the LIBOR Rate plus the applicable margin (“Eurodollar Loans”).  The applicable margin ranges from 1.75% to 2.75% for ABR Loans and 2.75% to 3.75% for Eurodollar Loans.  The Alternate Base Rate and LIBOR Rates are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.50% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto.

The obligations under the Credit Agreement are secured, subject to certain exceptions, by a first priority lien on substantially all assets of the Company and certain of its subsidiaries, including a first priority lien on properties attributed with at least 85% of estimated proved reserves of the Company and its subsidiaries.

The Credit Agreement contains the following financial covenants:

•	a ratio of total debt to EBITDA, as defined in the Credit Agreement, for the most recently completed four fiscal quarters, not to exceed 4.0 to 1.0 as of the last day of each fiscal quarter; and

•
a current ratio, as defined in the Credit Agreement and which includes in the numerator available borrowings undrawn under the borrowing base, of not less than 1.0 to 1.0 as of the last day of each fiscal quarter.

Additionally, the Credit Agreement contains certain representations, warranties and covenants, including but not limited to, limitations on incurring debt and liens, limitations on making certain restricted payments, limitations on investments, limitations on asset sales and hedge unwinds, limitations on transactions with affiliates and limitation on modifying organizational documents and material contracts.  The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Credit Facility to be immediately due and payable.

Net interest expense on the Credit Facility, including commitment fees, capitalized interest and amortization of debt issuance costs, totaled $3.6 million for the three months ended March 31, 2017 (successor). The amount of commitment fee amortization included in interest expense, net was less than $0.1 million for the three months ended March 31, 2017 (successor).

Additionally, we capitalized interest on our unproved properties in the amount $0.2 million for the three months ended March 31, 2017 (successor).

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

We paid the lenders under the DIP Credit Agreement a 3.0% commitment fee, at the time funds were made available under the facility, totaling $0.9 million. The commitment fee was included in interest expense during the three months ended March 31, 2016 (predecessor). Total interest expense on the DIP Credit Agreement was $1.9 million during the three months ended March 31, 2016 (predecessor).

Prior First Lien Credit Facility Bank Borrowings. During the bankruptcy proceedings we paid interest on our Prior First Lien Credit Facility in the normal course. Interest expense on the Prior First Lien Credit Facility, including commitment fees and amortization of debt issuance costs, totaled $6.1 million for the three months ended March 31, 2016 (predecessor). The amount of commitment fees included in interest expense, net was immaterial for the three months ended March 31, 2016 (predecessor). We did not capitalize interest on our unproved properties for the three months ended March 31, 2016 (predecessor).

Prior Senior Notes Due. On April 22, 2016, the obligations of the Company and the Chapter 11 Subsidiaries with respect to these notes were canceled pursuant to the plan of reorganization and the holders thereof were issued common stock of the post-emergence entity in exchange therefor. There was no interest expense on the senior notes, for the three months ended March 31, 2016 (predecessor) due to our bankruptcy proceedings. Contractual interest on the senior notes for the three months ended March 31, 2016 (predecessor) totaled $17.3 million.

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

(6)           Acquisitions and Dispositions

There were no material acquisitions or dispositions during the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor).

(7)          Price-Risk Management Activities

Derivatives are recorded on the balance sheet at fair value with changes in fair value recognized in earnings. The changes in the fair value of our derivatives are recognized in "Price-risk management and other, net" on the accompanying condensed consolidated statements of operations. We have a price-risk management policy to use derivative instruments to protect against declines in oil and natural gas prices, mainly through the purchase of commodity price swaps and collars as well as basis swaps.

During the three months ended March 31, 2017 (successor), the Company recorded gains of $10.9 million on its commodity derivatives. The Company made net cash payments of $0.8 million for settled derivative contracts during the three months ended March 31, 2017 (successor). During the three months ended March 31, 2016 (predecessor), there were no gains or losses as all outstanding hedge agreements had settled.

At March 31, 2017, we had $0.1 million in receivables for settled derivatives which were recognized on the accompanying condensed consolidated balance sheet in “Accounts receivable” and were subsequently collected in April 2017. At March 31, 2017, we also had $0.5 million in payables for settled derivatives which were recognized on the accompanying condensed consolidated balance sheet in "Accounts payable and accrued liabilities" and were subsequently paid in April 2017.

The fair values of our derivatives are computed using commonly accepted industry-standard models and are periodically verified against quotes from brokers. There was $0.9 million and $0.1 million in current and long-term unsettled derivative assets, respectively, as of March 31, 2017. There was $6.3 million and $0.3 million in current and long-term unsettled derivative liabilities, respectively, as of March 31, 2017.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying balance sheets. Under the right of set-off, there was $5.6 million in net fair value liability at March 31, 2017. For further discussion related to the fair value of the Company's derivatives, refer to Note 8 of these condensed consolidated financial statements.

The following tables summarize the weighted average prices as well as future production volumes for our unsettled derivative contracts in place as of March 31, 2017:

Oil Derivative Swaps (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted Average Price
2018 Contracts
1Q18	17,000	$50.25
2Q18	16,100	$50.15
3Q18	15,100	$50.20
4Q18	14,200	$50.10

2017 Contracts
2Q17	97,401	$48.13
3Q17	90,000	$48.16
4Q17	84,798	$48.18

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted Average Swap Price	Weighted Average Collar Floor Price	Weighted Average Collar Call Price
Swap Contracts
1Q19	875,000	$3.10

1Q18	6,084,000	$3.45
2Q18	2,776,000	$2.83
3Q18	2,574,000	$2.85
4Q18	2,388,000	$2.93

2Q17	4,153,170	$2.98
3Q17	6,014,999	$3.01
4Q17	4,460,001	$2.97

Collar Contracts
2Q17	1,600,000		$3.050	$3.545
3Q17	2,865,000		$3.050	$3.585
4Q17	3,102,000		$3.100	$3.715

Natural Gas Basis Derivative Swap (East Texas Houston Ship Channel vs NYMEX Settlements)	Total Volumes (MMBtu)	Weighted Average Price
2018 Contracts
1Q18	4,950,000	$(0.12)
2Q18	910,000	$(0.11)
3Q18	920,000	$(0.11)
4Q18	920,000	$(0.11)

2017 Contracts
2Q17	5,753,170	$(0.04)
3Q17	7,969,999	$(0.02)
4Q17	7,562,001	$(0.04)

(8)           Fair Value Measurements

Fair Value on a Recurring Basis. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and senior notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value due to the highly liquid or short-term nature of these instruments.

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of March 31, 2017, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 7 of these condensed consolidated financial statements.

	Fair Value Measurements at
(in millions)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets
Natural Gas Derivatives	$0.3	$—	$0.3	$—
Natural Gas Basis Derivatives	$0.7	$—	$0.7	$—
Liabilities
Natural Gas Derivatives	$5.4	$—	$5.4	$—
Natural Gas Basis Derivatives	$0.2	$—	$0.2	$—
Oil Derivatives	$1.0	$—	$1.0	$—

December 31, 2016
Assets
Natural Gas Basis Derivatives	$0.4	$—	$0.4	$—
Liabilities
Natural Gas Derivatives	$13.7	$—	$13.7	$—
Natural Gas Basis Derivatives	$0.1	$—	$0.1	$—
Oil Derivatives	$3.0	$—	$3.0	$—

Our current and long-term unsettled derivative assets and liabilities in the table above are measured at gross fair value and are shown on the accompanying condensed consolidated balance sheets in “Other current assets”, "Other long-term assets", "Accounts payable and accrued liabilities" and "Other long-term liabilities", respectively.

(9)           Asset Retirement Obligations

Liabilities for legal obligations associated with the retirement obligations of tangible long-lived assets are initially recorded at fair value in the period in which they are incurred. When a liability is initially recorded, the carrying amount of the related asset is increased. The liability is discounted from the expected date of abandonment. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized on a unit-of-production basis as part of depreciation, depletion, and amortization expense for our oil and gas properties. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement which is included in the “Property and Equipment” balance on our accompanying condensed consolidated balance sheets. This guidance requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values.

Upon the Company's emergence from bankruptcy on April 22, 2016, as discussed in Note 11, the Company applied fresh start accounting. This included adjusting the Asset Retirement Obligations based on the estimated fair values at April 22, 2016. The following provides a roll-forward of our asset retirement obligations for the three months ended March 31, 2017 (in thousands):

2017
Asset Retirement Obligations recorded as of January 1	$32,256
Accretion	564
Liabilities incurred for new wells and facilities construction	68
Reductions due to plugged wells and facilities	(1,456)
Revisions in estimates	426
Asset Retirement Obligations as of March 31	$31,858

At March 31, 2017 and December 31, 2016, approximately $9.0 million and $10.0 million of our asset retirement obligations were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets.

(10)        Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions, which arise primarily from our activities as operator of oil and natural gas wells. In management's opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on our financial position or results of operations.

(11)    Emergence from Voluntary Reorganization under Chapter 11 Proceedings

On December 31, 2015, Swift Energy Company and eight of its U.S. subsidiaries (the "Chapter 11 Subsidiaries") filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware under the caption In re Swift Energy Company, et al (Case No. 15-12670). The Company and the Chapter 11 Subsidiaries received bankruptcy court confirmation of their joint plan of reorganization on March 31, 2016, and subsequently emerged from bankruptcy on April 22, 2016 (the "Effective Date").

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

In addition, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, we did not record interest expense on the Company’s senior notes for the three months ended March 31, 2016 (predecessor). For that period, contractual interest on the senior notes totaled $17.3 million.

Plan of Reorganization. Pursuant to the Plan, the significant transactions that occurred upon emergence from bankruptcy were as follows:

•
the approximately $906 million of indebtedness outstanding on account of the Company’s senior notes, $75.0 million in borrowings under the Company's debtor-in-possession credit facility (“DIP Credit Agreement”) and certain other unsecured claims were exchanged for 88.5% of the post-emergence Company’s common stock;

•	the lenders under the DIP Credit Agreement received an additional backstop fee consisting of 7.5% of the post-emergence Company’s common stock;

•
the Company’s pre-petition common stock was canceled and the current shareholders received 4% of the post-emergence Company’s common stock and warrants to purchase up to 30% of the reorganized Company's equity. See Note 12 of these condensed consolidated financial statements for more information;

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

•
the Company sold (effective April 15, 2016) a portion of its interest in its Central Louisiana fields known as Burr Ferry and South Bearhead Creek to Texegy LLC, for net proceeds of approximately $46.9 million including deposits received prior to the closing date; and

•
the Company's previous credit facility (the "Prior First Lien Credit Facility") was terminated and a new senior secured credit facility (the "Credit Facility") with an initial $320 million borrowing base was established. For more information refer to Note 5 of these condensed consolidated financial statements.

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

DIP Credit Agreement. In connection with the pre-petition negotiations of the restructuring support agreement, certain holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor-in-possession credit facility. The DIP Credit Agreement provided for a multi-draw term loan of up to $75.0 million, which became available to the Company upon the satisfaction of certain milestones and contingencies. Upon emergence from bankruptcy, the Company had drawn down the entire $75.0 million available. Pursuant to the Plan, the borrowings under the DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, converted into the post-emergence Company’s common stock, which was part of the 88.5% of the common stock distributed to the holders of the Company's senior notes and certain unsecured creditors. As such, the $75.0 million borrowed under the DIP Credit Agreement was not required to be repaid in cash and was terminated upon the Company’s exit from bankruptcy. For more information refer to Note 5 of these condensed consolidated financial statements.

(12)    Fresh Start Accounting

Upon the Company's emergence from Chapter 11 bankruptcy, the Company adopted fresh start accounting, pursuant to FASB Accounting Standards Codification ("ASC") 852, “Reorganizations”, and applied the provisions thereof to its financial statements. The Company qualified for fresh start accounting because (i) the holders of existing voting shares of the pre-emergence debtor-in-possession, referred to herein to as the "Predecessor" or "Predecessor Company," received less than 50% of the voting shares of the post-emergence successor entity, which we refer to herein as the "Successor" or "Successor Company" and (ii) the reorganization value of the Company's assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting as of April 22, 2016, when it emerged from bankruptcy protection. Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the Successor Company caused a related change of control of the Company under ASC 852. Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company's assets before considering liabilities.

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

Risk factors were determined separately for each geographic area. Based on the geological characteristics of each area appropriate risk factors for each of the reserve categories were applied. The Company considered production, geological and mechanical risk to determine the probability factor for each reserve category in each area.

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

Upon issuance of the Credit Facility on April 22, 2016, the Company received net proceeds of approximately $253 million and incurred debt issuance costs of approximately $7.0 million.

In accordance with the Plan, the Company issued two series of warrants (each for up to 15% of the reorganized Company's equity) to the former holders of the Company’s common stock, one to expire on the close of business on April 22, 2019 (the “2019 Warrants”) and the other to expire on the close of business on April 22, 2020 (the “2020 Warrants” and, together with the 2019 Warrants, the “Warrants”). Following the Effective Date, there were 2019 Warrants outstanding to purchase up to an aggregate of 2,142,857 shares of Common Stock at an initial exercise price of $80.00 per share. Following the Effective Date, there were 2020 Warrants outstanding to purchase up to an aggregate of 2,142,857 shares of Common Stock at an initial exercise price of $86.18 per share. All unexercised Warrants shall expire, and the rights of the holders of such Warrants (the “Warrant Holders”) to purchase Common Stock shall terminate at the close of business on the first to occur of (i) their respective expiration dates or (ii) the date of completion of (A) any Fundamental Equity Change (as defined in the Warrant Agreement) or (B) an Asset Sale (as defined in the Warrant Agreement). The fair value of the 2019 and 2020 Warrants was $3.26 and $3.73 per warrant, respectively. A Black- Scholes pricing model with the following assumptions was used in determining the fair value: strike price of $80 and $86.18; expected volatility of 70% and 65%; expected dividend rate of 0.0%; risk free interest rate of 1.01% and 1.19%; and expiration date of 3 and 4 years, respectively. The fair value of these warrants was estimated using Level 2 inputs (for additional discussion of the Level 2 inputs, refer to Note 8 of these condensed consolidated financial statements).

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

The following table reflects the reorganization and application of ASC 852 on our condensed consolidated balance sheet as of April 22, 2016 (in thousands):

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current Assets:
Cash and cash equivalents	$57,599	$(48,860)	(1)	$—		$8,739
Accounts receivable	34,278	(597)	(2)	—		33,681
Other current assets	3,503	—		—		3,503
Total current assets	95,380	(49,457)		—		45,923
Property and equipment	6,007,326	—		(5,448,759)	(12)	558,567
Less - accumulated depreciation, depletion and amortization	(5,676,252)	—		5,676,252	(12)	—
Property and equipment, net	331,074	—		227,493		558,567
Other long-term assets	4,629	6,388	(3)	(798)	(13)	10,219
Total Assets	$431,083	$(43,069)		$226,695		$614,709

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$64,324	$(4,666)	(4)	$(885)	(14)	$58,773
Accrued capital costs	5,410	—		—		5,410
Accrued interest	768	(104)	(5)	—		664
Undistributed oil and gas revenues	8,471	—		—		8,471
Current portion of debt	364,500	(364,500)	(6)	—		—
Total current liabilities	443,473	(369,270)		(885)		73,318

Long-term debt	—	253,000	(7)	—		253,000
Asset retirement obligation	51,800	—		6,101	(14)	57,901
Other long-term liabilities	2,124	—		(1,033)	(15)	1,091
Liabilities subject to compromise	911,381	(911,381)	(8)	—		—
Total Liabilities	1,408,778	(1,027,651)		4,183		385,310
Stockholders' Equity:
Preferred stock		—		—		—
Common stock (Predecessor)	450	(450)	(9)	—		—
Common stock (Successor)	—	100	(10)	—		100
Additional paid-in capital (Predecessor)	777,475	(777,475)	(9)	—		—
Additional paid-in capital (Successor)	—	229,299	(10)	—		229,299
Treasury stock held at cost	(2,496)	2,496	(9)	—		—
Retained earnings (accumulated deficit)	(1,753,124)	1,530,612	(11)	222,512	(16)	—
Total Stockholders' Equity (Deficit)	(977,695)	984,582		222,512		229,399
Total Liabilities and Stockholders' Equity	$431,083	$(43,069)		$226,695		$614,709

Reorganization Adjustments

1.	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan (in thousands):

Sources:
Net proceeds from Credit Facility	$253,000
Total Sources	$253,000
Uses:
Repayment of Prior First Lien Credit Facility	$289,500
Debt issuance costs	6,482
Predecessor accounts payable paid upon emergence	5,878
Total Uses	$301,860
Net Uses	$(48,860)

2.
Reflects the impairment of a short-term leasehold improvement build-out receivable for $0.6 million that will no longer be reimbursed by the building lessor as the Company's office lease contract was rejected as part of the bankruptcy.

3.
Reflects the capitalization of debt issuance costs on the Credit Facility for $7.0 million, of which $6.5 million was paid on emergence and $0.5 million included in accounts payable and accrued liabilities and paid in the subsequent month, as well as the impairment of a long-term leasehold improvement build-out receivable for $0.6 million relating to an office lease contract that was rejected in connection with the bankruptcy.

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

7.	Reflects the $253 million in new borrowings under the Credit Facility.

8.	Liabilities subject to compromise were settled as follows in accordance with the Plan (in thousands):

7.125% senior notes due 2017	$250,000
8.875% senior notes due 2020	225,000
7.875% senior notes due 2022	400,000
Accrued interest	30,043
Accounts payable and accrued liabilities	1,713
Other long-term liabilities	4,625
Liabilities subject to compromise of the Predecessor Company (LSTC)	911,381
Fair value of equity issued to former holders of the senior notes of the Predecessor	(47,443)
Gain on settlement of Liabilities subject to compromise	$863,938

9.	Reflects the cancellation of the Predecessor Company equity to retained earnings.

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

Reorganization Items

Reorganization items represent liabilities settled, net of amounts incurred subsequent to the Chapter 11 filing as a direct result of the Plan and are classified as “(Gain) Loss on Reorganization items, net” in the Condensed Consolidated Statements of Operations. The following table summarizes reorganization items (in thousands):

Predecessor
Period from January 1, 2016 through April 22, 2016
Gain on settlement of liabilities subject to compromise	$(863,938)
Fair value of equity issued in excess of DIP principal	67,329
Fresh start adjustments	(222,512)
Reorganization legal and professional fees and expenses	25,573
Fair value of equity issued to DIP lenders for backstop fee	16,082
Other reorganization items	21,324
(Gain) Loss on Reorganization items, net	$(956,142)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial information and our consolidated financial statements and accompanying notes included in this report and our annual report on Form 10-K for the year ended December 31, 2016. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 42 of this report.

As discussed in Notes 11 and 12 to our condensed consolidated financial statements included in Item 1 of this report, the Company applied fresh start accounting upon emergence from bankruptcy on the Effective Date which resulted in the Company becoming a new entity for financial reporting purposes. The effects of the Plan (defined below) and the application of fresh-start accounting were reflected in our condensed consolidated financial statements as of April 22, 2016 and the related adjustments thereto were recorded in our condensed consolidated statements of operations as reorganization items for the period April 1, 2016 to April 22, 2016 (predecessor). References to the Successor relate to the Company on and subsequent to the Effective Date. References to Predecessor refer to the Company prior to the Effective Date (defined below).

Company Overview

SilverBow Resources (“SilverBow,” the “Company,” or “we”) is a growth oriented independent oil and gas company headquartered in Houston, Texas. The company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas. Being a committed and long term operator in South Texas, the Company possesses a significant understanding of the reservoirs in the region. We leverage this competitive understanding to assemble high quality drilling inventory while continuously enhancing our operations to maximize returns on capital invested. We hold a large acreage position in Texas prospective for the Eagle Ford Shale. Natural gas production accounted for 83% of our volumetric production and 73% of our sales revenue, while oil accounted for 7% of our production and 17% of our sales revenue for the first quarter of 2017.

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

In addition, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, we did not record interest expense on the Company’s senior notes for the three months ended March 31, 2016 (predecessor). For that period, contractual interest on the senior notes totaled $17.3 million.

Plan of Reorganization. Pursuant to the Plan, the significant transactions that occurred upon emergence from bankruptcy were as follows:

•
the approximately $906 million of indebtedness outstanding on account of the Company’s senior notes, the $75 million drawn under the Company's DIP Credit Agreement (described below and more fully described below) and certain other unsecured claims were exchanged for 88.5% of the post-emergence Company’s common stock;

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

•
the Company sold (effective April 15, 2016) a portion of its interest in its Central Louisiana fields known as Burr Ferry and South Bearhead Creek to Texegy LLC, for net proceeds of approximately $46.9 million including deposits received prior to the closing date; and

•
the Company's previous credit facility (the "Prior First Lien Credit Facility") was terminated and a new senior secured credit facility (the "Credit Facility") with an initial $320 million borrowing base was established. For more information please refer to Note 5 of the condensed consolidated financial statements included in Item 1 of this report.

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

DIP Credit Agreement. During the bankruptcy, the DIP Credit Agreement provided for a multi-draw term loan of up to $75.0 million, which became available to the Company upon the satisfaction of certain milestones and contingencies. Upon emergence from bankruptcy, the Company had drawn down the entire $75.0 million available. Pursuant to the Plan, the borrowings under the DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, converted into the post-emergence Company’s common stock, which was part of the 88.5% of the common stock distributed to the holders of the Company's senior notes and certain unsecured creditors. As such, the $75.0 million borrowed under the DIP Credit Agreement was not required to be repaid in cash and terminated upon the Company’s exit from bankruptcy. For more information please refer to Note 5 of the condensed consolidated financial statements included in Item 1 of this report.

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

Financial Statement Classification of Liabilities Subject to Compromise. Our financial statements included amounts classified as liabilities subject to compromise, a majority of which were equitized upon emergence from bankruptcy on April 22, 2016. See Note 12 of these condensed consolidated financial statements included in Item 1 of this report for more information.

Significant Developments During The First Quarter of 2017

•
Management Changes: On February 28, 2017, the Company announced the appointment of Sean Woolverton as Chief Executive Officer of the Company, effective March 1, 2017. On March 1, 2017, the Company’s former Interim Chief Executive Officer, Robert J. Banks, ceased to serve as Interim Chief Executive Officer and resumed his prior offices and duties as the Company’s Chief Operating Officer. On March 17, 2017, the Company announced the appointment of G. Gleeson Van Riet as Chief Financial Officer of the Company, effective March 20, 2017. On March 20, 2017, the Company’s former Chief Financial Officer, Alton D. Heckaman, ceased to serve as Chief Financial Officer and Principal Accounting Officer but remained with the Company through the first quarter of 2017 and thereafter to provide ongoing consulting support to ensure a smooth transition. Also on March 17, 2017 the Company announced the appointment of Christopher M. Abundis as Senior Vice President of the Company effective March 20, 2017, continuing in his role as General Counsel and Secretary. Effective March 22, 2017 the Board of Directors appointed Gary G. Buchta as Controller, fulfilling the role of Principal Accounting Officer.

•
Weak crude oil and natural gas prices continue to affect our business: Oil and gas prices declined during 2015 and continue to remain relatively low by historical measures. While we are negatively impacted by weak commodity prices, the resulting industry downturn has created a much more competitive environment among oil field service companies, providing an opportunity for us to bring our cost structure in line with lower revenues. The recent rebound of oil and gas prices from their 2016 lows has allowed the Company to enter into price and basis differential hedges for calendar year 2017 through the first quarter of 2019 production, which could mitigate any future commodity price weakness.

•
Operational Activity: At our Fasken field in the Eagle Ford play, five wells were drilled during the period and nine wells were brought online. The wells were placed into the system at curtailed rates due to facility capacity. The field is currently producing about 190 MMcf per day of natural gas which is the designed capacity of the facilities. During the period, we drilled two wells in the wet gas window of the Eagle Ford on our Bracken lease at AWP. These wells will be completed in the second quarter of 2017.

•
2017 cost reduction initiatives: We are continuing the cost reduction efforts initiated in 2016, and have taken additional actions during the first three months of 2017 to reduce operating and overhead costs. These initiatives include field staff reductions, intermittent production of marginal properties, disposition of uneconomic and higher cost properties, full utilization of existing facilities and elimination of redundant equipment. At the corporate level, we have also undergone additional staff reductions, reduced the square footage of leased office space and are taking additional steps to further reduce overhead costs.

•
Stock Listing: Trading in the Company’s former common stock on the NYSE was suspended on December 18, 2015, and the common stock was subsequently delisted from the NYSE. The common stock of the Company traded on the OTC Pink marketplace under the symbol “SFYWQ” until the former common stock was canceled on April 22, 2016, pursuant to the plan of reorganization confirmed by the bankruptcy court. On October 3, 2016, the Company announced the common stock of the Company issued pursuant to the plan of reorganization was approved for quoting on the OTCQX Market. The Company traded under the ticker "SWTF". Effective January 25, 2017, the Company entered into an agreement with certain purchasers of our common stock in a recent private placement offering to list on a national securities exchange by July 25, 2017. On May 2, 2017 the Company announced it would be transferring its stock exchange listing from the OTC Best Market to the New York Stock Exchange where the common stock began trading under the new ticker symbol "SBOW" on the morning of May 5, 2017.

•
Name Change: On May 5, 2017, the Company announced the parent company's name formerly known as Swift Energy Company was changed to SilverBow Resources, Inc. In the coming months, the Company plans to rename several of its subsidiaries, including its primary operating subsidiary, Swift Energy Operating, LLC, to reflect the new parent company name.

•
2017 Private Placement of Common Stock. Effective January 25, 2017, the Company entered into an agreement to sell approximately 1.4 million shares of its Common Stock in a private placement at a price of $28.50 per share, which resulted in approximately $40.0 million in gross proceeds. The shares were sold to select institutional accredited investors and proceeds were primarily used to repay credit facility borrowings. The securities offered in the private placement have not been registered under the Securities Act of 1933 or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act and applicable state laws.

Summary of 2017 Financial Results

•
First quarter 2017 revenue and net income: The Company's oil and gas revenues were $42.4 million during the first three months of 2017, compared to $34.4 million in the first three months of 2016. Revenues were higher primarily due to overall higher commodity prices as well as higher natural gas production, partially offset by lower oil and NGL production. The Company's net income of $17.7 million for the first three months of 2017 was primarily due to higher commodity prices along with lower operating expenses while the net loss of $108.3 million for the first three months of 2016 is primarily due to decreased commodity prices and production along with a $77.7 million non-cash write-down of our oil and gas properties.

•
2017 capital expenditures and plans: The Company's capital expenditures on a cash flow basis were $25.4 million in the first three months of 2017, compared to $36.3 million in the first three months of 2016. Expenditures during the current period, were primarily driven by development activity at our Fasken and AWP fields in the Eagle Ford play. Five wells were drilled at Fasken during the period and nine wells were brought online. At AWP, we drilled two wells in the wet gas window of the Eagle Ford on the Bracken lease. These wells will be completed and tested in the second quarter of 2017. These expenditures were funded by borrowings under our Credit Facility along with operating cash flows.

•
Working capital and debt to capitalization ratio: The Company had a working capital deficit of $48.6 million at March 31, 2017, and a deficit of $57.6 million at December 31, 2016. Working capital, which is calculated as current assets less current liabilities, can be used to measure both a company's operational efficiency and short-term financial health. The working capital computation does not include available liquidity through our credit facility.

•
Cash Flows: For the first quarter of 2017, the Company generated cash from operating activities of $11.7 million, of which $5.7 million was attributable to changes in working capital. Cash used for property additions was $25.4 million. This does not include $7.4 million attributable to a net increase of capital related payables and accrued costs. The Company’s net pay-down on its line of credit was $26.0 million for this period.

For the three months ended March 31, 2016, the Company generated $4.8 million from operating activities but paid out $36.3 million for capital expenditures, including a net pay-down of $8.3 million in payables and accrued capital for 2015 activity. The Company drew a net $15.0 million on its Credit Facility during the period.

Summary of Operational Achievements During The First Quarter of 2017

•
Reductions in per well costs: The Company’s drilling and completion well costs in Fasken, excluding location, tubing, and facilities, decreased 25% to $4.3 million compared to $5.7 million per well for the prior drilling campaign in the same area. A significant amount of the Company's recent well cost reductions are attributable to process and design improvements, resulting in a new technical limit set in Fasken as the 57H was drilled in a record 5.7 days spud to total depth. Drilling and completions costs in AWP, excluding location, tubing, and facilities, decreased 16% to average $6.4 million for the last two wells compared to an average of $7.6 million associated with the last drilling campaign in the same area.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings under our Prior First Lien Credit Agreement and issuances of senior notes. Our primary use of cash flow has been to fund capital expenditures used to develop our oil and gas properties. Upon emergence from bankruptcy, our primary sources of liquidity are cash flows from operations and borrowings under the Credit Facility. Other potential sources of liquidity in the next twelve months include proceeds from sales of debt or equity securities. As of March 31, 2017, the Company’s liquidity consisted of approximately $0.2 million of cash-on-hand and $63.7 million in available borrowings (calculated as $78 million of borrowing availability less $4.3 million in letters of credit and a $10 million minimum liquidly requirement) on the $250 million borrowing base under our Credit Facility. As of April 30, 2017, the Company had borrowings of $189.0 million under the Credit Facility.

Revolving Credit Facility and Prior First Lien Credit Agreement. Upon our emergence from bankruptcy, the Prior First Lien Credit Agreement was terminated and paid in full, and the Company entered into a Senior Secured Revolving Credit Agreement among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto. On April 19, 2017, the Company amended and restated the Senior Secured Revolving Credit Agreement by entering into a First Amended and Restated Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders that are a party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “Credit Facility”). The Credit Facility matures April 19, 2022. The maximum credit amount under the Credit Facility is currently $600 million with an initial borrowing base of $330 million. The borrowing base is scheduled to be redetermined in May and November of each calendar year, commencing November 2017, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt.  Additionally, each of the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations.  The amount of the borrowing base is determined by the lenders in their discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

Interest under the Credit Facility accrues at the Company’s option either at an Alternative Base Rate plus the applicable margin (“ABR Loans”) or the LIBOR Rate plus the applicable margin (“Eurodollar Loans”).  The applicable margin ranges from 1.75% to 2.75% for ABR Loans and 2.75% to 3.75% for Eurodollar Loans.  The Alternate Base Rate and LIBOR Rate are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.50% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto.

The obligations under the Credit Agreement are secured, subject to certain exceptions, by a first priority lien on substantially all assets of the Company and certain of its subsidiaries, including a first priority lien on properties attributed with at least 85% of estimated proved reserves of the Company and its subsidiaries.

The Credit Agreement contains the following financial covenants:

•	a ratio of total debt to EBITDA, as defined in the Credit Agreement, for the most recently completed four fiscal quarters, not to exceed 4.0 to 1.0 as of the last day of each fiscal quarter; and

•
a current ratio, as defined in the Credit Agreement and which includes in the numerator available borrowings undrawn under the borrowing base, of not less than 1.0 to 1.0 as of the last day of each fiscal quarter.

Additionally, the Credit Agreement contains certain representations, warranties and covenants, including but not limited to, limitations on incurring debt and liens, limitations on making certain restricted payments, limitations on investments, limitations on asset sales and hedge unwinds, limitations on transactions with affiliates and limitation on modifying organizational documents and material contracts.  The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Credit Facility to be immediately due and payable.

We are in compliance with the covenants as of March 31, 2017 and expect to be in compliance with the covenants under the Credit Agreement during the next twelve months. Maintaining or increasing our conforming borrowing base under our Credit Facility is dependent upon many factors, including commodities pricing, our hedge positions and our ability to raise capital to drill wells to replace produced reserves.

2017 Capital Spending. On May 2, 2017, the Company announced a revised full year capital budget targeting a range of $190 million to $200 million compared to the original capital budget of $85.0 million and $95.0 million. The revised budget expands drilling in the Eagle Ford where the Company now intends to complete 26 wells compared to the prior capital budget of 12 wells. Based on this level of activity, the Company is providing full year 2017 average production guidance of 145 million to 155 million cubic feet of natural gas equivalent per day.

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

We had no material changes in our contractual commitments during the three months ended March 31, 2017 (successor) from our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements requiring disclosure pursuant to article 303(a) of Regulation S-K. We had no material changes in our contractual commitments and obligations from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Revenues — Three Months Ended March 31, 2017 (successor) and Three Months Ended March 31, 2016 (predecessor)

The tables included below set forth financial information for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor) which are distinct reporting periods as a result of our emergence from bankruptcy on April 22, 2016.

Natural gas production was 83% and 68% of our production volumes for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively. Natural gas sales were 73% and 53% of oil and gas sales for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively.

Crude oil production was 7% and 19% of our production volumes for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively. Crude oil sales were 17% and 37% of oil and gas sales for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively. The remaining production and sales in each period came from NGLs.

The following tables provide additional information regarding our oil and gas sales, by area, excluding any effects of our hedging activities, for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor):

Fields	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
	Three Months Ended March 31, 2017 (Successor)	Three Months Ended March 31, 2017 (Successor)	Three Months Ended March 31, 2016 (Predecessor)	Three Months Ended March 31, 2016 (Predecessor)
Artesia Wells	$4.2	1,016	$2.8	1,260
AWP	13.6	3,146	11.3	4,488
Fasken	24.4	8,012	11.9	5,934
Other (1)	0.2	32	8.4	1,932
Total	$42.4	12,206	$34.4	13,614
(1) 2016 information composed primarily of fields sold during the year including our former Lake Washington, South Bearhead Creek and Burr Ferry Fields.

The sales volumes decrease from 2016 to 2017 was primarily due to decreased production due to natural declines, reduced drilling and completion activity and strategic dispositions of our non-core fields during the year.

In the first quarter of 2017, our $8.0 million, or 23% increase in oil, NGL, and natural gas sales from the prior year period resulted from:

•	Price variances that had an approximate $15.8 million favorable impact on sales due to overall higher commodity pricing; and

•	Volume variances that had an $7.8 million unfavorable impact on sales due to lower oil and NGL volumes, partially offset by higher natural gas volumes.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor) (in thousands, except per-dollar amounts):

	Three Months Ended March 31, 2017 (Successor)	Three Months Ended March 31, 2016 (Predecessor)
Production volumes:
Oil (MBbl) (1)	146	427
Natural gas (MMcf)	10,104	9,197
Natural gas liquids (MBbl) (1)	204	310
Total (MMcfe)	12,206	13,614

Oil, Natural gas and Natural gas liquids sales:
Oil	$7,201	$12,830
Natural gas	31,063	18,185
Natural gas liquids	4,148	3,352
Total	$42,412	$34,367

Average realized price:
Oil	$49.26	$30.07
Natural gas	3.07	1.98
Natural gas liquids	20.33	10.83
Total	$3.47	$2.52

Price impact of cash-settled derivatives:
Oil	$(2.82)	$—
Natural gas	(0.03)	—
Natural gas liquids	—	—
Total	$(0.05)	$—

Average realized price after cash settled derivatives:
Oil	$46.44	$30.07
Natural gas	3.05	1.98
Natural gas liquids	20.33	10.83
Total	$3.42	$2.52

(1) Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent to six Mcfe

For the three months ended March 31, 2017 (successor), the Company recorded $10.9 million of net gains from our derivative activities. For the three months ended March 31, 2016 (predecessor) there were no net gains or losses from our derivative activities as all hedges under the predecessor Company had settled as of December 31, 2015. Hedging activity is recorded in “Price-risk management and other, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended March 31, 2017 (successor) and Three Months Ended March 31, 2016 (predecessor)

The following table provides additional information regarding our expenses for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor):

Costs and Expenses	Three Months Ended March 31, 2017 (Successor)	Three Months Ended March 31, 2016 (Predecessor)
General and administrative, net	$9,834	$8,118
Depreciation, depletion, and amortization	9,715	17,245
Accretion of asset retirement obligation	564	1,291
Lease operating cost	5,773	12,307
Transportation and gas processing	4,385	5,055
Severance and other taxes	1,618	2,332
Interest expense, net	3,607	8,066
Write-down of oil and gas properties	—	77,732
Reorganization items, net	—	10,429
Total Costs and Expenses	$35,496	$142,575

General and Administrative Expenses, Net. These expenses on a per Mcfe basis were $0.81 and $0.60 for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively. The increase was primarily due to severance payouts as part of the reduction in force in the first quarter of 2017 as well as a higher corporate benefit accrual. Included in general and administrative expenses is $1.5 million and $0.8 million in share based compensation for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses on a per Mcfe basis were $0.80 and $1.27 for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively. The depletion rates for the first quarter of 2017 versus the first quarter of 2016 are not comparable due to the restatement of assets at their fair value upon emergence from bankruptcy in 2016.

Lease operating cost. These expenses on a per Mcfe basis were $0.47 and $0.90 for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively. The decrease per Mcfe was primarily due to a concentrated effort to reduce overall operating costs as well as divestitures of non-core areas.

Transportation and gas processing. These expenses all related to gas and NGL sales. These expenses were $0.43 and $0.55 per Mcf of gas sales for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively. The reduction was primarily attributable to improved negotiated rates for certain South Texas fields.

Severance and Other Taxes. These expenses on a per Mcfe basis were $0.13 and $0.17 for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 3.8% and 6.8% for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively. The reduction was primarily attributable to lower Louisiana oil sales as a percentage of total revenue. Louisiana oil production is taxed at higher rates than our other production.

Interest. Our gross interest cost was $3.8 million and $8.1 million for the three months ended March 31, 2017 (successor) and the three months ended March 31, 2016 (predecessor), respectively, of which $0.2 million was capitalized in the first quarter of 2017, while there was no capitalized interest in 2016. The decrease in gross interest was primarily due to the discontinuance of interest on our senior notes. Upon emergence from bankruptcy, our only interest bearing debt is our Credit Facility.

Write-down of oil and gas properties. Due to changes in pricing, timing of projects and changes in our reserves product mix we incurred a write-down of $77.7 million in the first quarter of 2016. There was no such write-down in the first quarter of 2017.

Income Taxes. There was no expense for income taxes in the first quarter of 2017 as the Company has sufficient deferred tax carryover assets to offset the income during this period. The unrelated deferred tax assets are fully offset by valuation allowances. There was no benefit for income taxes in the first quarter of 2016 as the tax expense was offset by changes to valuation allowances.

Non-GAAP Financial Measures

Adjusted EBITDA

We present adjusted EBITDA attributable to common stockholders (“Adjusted EBITDA”) in addition to our reported net income (loss) in accordance with U.S. GAAP. Adjusted EBITDA is a non-GAAP financial measure that is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks and others, to assess our operating performance as compared to that of other companies in our industry, without regard to financing methods, capital structure or historical costs basis. It is also used to assess our ability to incur and service debt and fund capital expenditures. We define Adjusted EBITDA as net income (loss):

Plus/(Less):

•	Depreciation, depletion, amortization, and accretion;

•	Accretion of asset retirement obligation;

•	Interest expense;

•	Impairment of oil and natural gas properties

•	Reorganization items;

•	Net losses (gains) on commodity derivative contracts;

•	Amounts collected (paid) for commodity derivative contracts held to settlement;

•	Share-based compensation expense.

Our Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flows provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA in the same manner.

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net Income (Loss)	$17,710	$(108,303)
Plus:
Depreciation, depletion and amortization	9,715	17,245
Accretion of asset retirement obligations	564	1,291
Interest expense	3,607	8,066
Impairment of oil and gas properties	—	77,732
Reorganization items	—	10,429
Derivative (gain)/loss	(10,936)	—
Derivative cash settlements collected/(paid) (1)	(668)	—
Share-based compensation expense	1,503	770
Adjusted EBITDA	$21,495	$7,230
(1) This includes accruals for settled contracts covering commodity deliveries during the period where the actual cash settlements occur outside of the period.

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

At December 31, 2016 the Company had lease commitments of approximately $8.8 million that it believes would be subject to capitalization under ASU 2016-02. This includes $1.9 million for our corporate office sub-lease which has a term of 4.4 years and commitments for equipment and vehicle leases which total $6.5 million. The company did not incur any significant additional lease obligations during the first quarter of 2017. These equipment leases generally have original terms of 2 - 3 years. In some instances further analysis is needed to determine if renewal options would result in capitalized amounts in excess of the obligations during the primary lease term. Based on our preliminary assessment, we believe these leases would most likely be deemed to be operating leases under the new standard. The corporate office sub-lease is the only existing lease that extends beyond December 31, 2018. Management plans to adopt ASU 2016-02 in the quarter ending March 31, 2019. Management continuously evaluates the economics of leasing vs. purchase for operating equipment. The lease obligations that will be in place upon adoption of ASU 2016-02 may be significantly different than the current obligations. Accordingly, at this time we cannot estimate the amount that will be capitalized when this standard is adopted.

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

In January 2017, the FASB issued ASU 2017-01, to assist entities in evaluating whether transactions should be accounted for as an acquisition or disposal of an asset or business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities are not a business. The guidance is effective for companies beginning January 1, 2018 with early adoption permitted prospectively. We are currently reviewing these new requirements to determine the impact of this guidance on our financial statements.

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

All forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Our price-risk management policy permits the utilization of agreements and financial instruments (such as futures, forward contracts, swaps and options contracts) to mitigate price risk associated with fluctuations in oil and natural gas prices. As with our Prior First Lien Credit Agreement, we do not utilize these agreements and financial instruments for trading and only enter into derivative agreements with banks in our Credit Facility. For additional discussion related to our price-risk management policy, refer to Note 7 of our condensed consolidated financial statements included in Item 1 of this report.

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

Interest Rate Risk. At March 31, 2017, we had $172 million drawn under our Credit Facility which has a floating rate of interest and therefore is susceptible to interest rate fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2017 (successor) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in the 2016 Annual Report Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 20, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with each of the purchasers listed on Schedule A thereto (the “Purchasers”) pursuant to which the Purchasers agreed to purchase 1,403,508 shares of the Company’s common stock, par value $0.01 per share (the “Shares”), at a price of $28.50 per share (the “Private Placement”). The Private Placement resulted in approximately $40 million of gross proceeds and approximately $39 million of net proceeds (after deducting placement agent commissions and the Company’s estimated expenses) to the Company. The Company intends to use the net proceeds from the Private Placement to repay Credit Facility borrowings and for general corporate purposes. The issuance of the Shares pursuant to the Purchase Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

The following table summarizes repurchases of our common stock occurring during the first quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 - 31, 2017 (1)	3,894	$33.40	—	$—
February 1 - 28, 2017 (1)	—	$—	—	—
March 1 - 31, 2017 (1)	4,979	$27.50	—	—
Total	8,873	$30.09	—	$—
(1) These shares were withheld from employees to satisfy tax obligations arising upon the vesting of restricted shares.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1*	First Amended and Restated Certificate of Incorporation of SilverBow Resources, Inc., effective May 5, 2017.
3.2*	First Amended and Restated Bylaws of SilverBow Resources, Inc., effective May 5, 2017.
4.1
Registration Rights Agreement, dated as of January 26, 2017, by and among SilverBow Resources, Inc. and the Purchasers named therein (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed February 1, 2017, File No 001-08754).

10.1
Share Purchase Agreement, dated as of January 20, 2017, by and among SilverBow Resources, Inc. and the Purchasers named therein (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.'s Form 8-K filed January 25, 2017, File No. 001-08754).

10.2+
Employment Agreement by and between SilverBow Resources, Inc. and Sean C. Woolverton, effective as of March 1, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed February 28, 2017, File No. 001-08754).

10.3+
Employment Agreement by and between SilverBow Resources, Inc. and G. Gleeson Van Riet, effective as of March 20, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed March 21, 2017, File No. 001-08754).

10.4+
Employment Agreement by and between SilverBow Resources, Inc. and Christopher M. Abundis, effective as of March 20, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed March 21, 2017, File No. 001-08754).

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
*Filed herewith
+Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERBOW RESOURCES, INC. (Registrant)
Date:	May 8, 2017	By:	/s/ G. Gleeson Van Riet
G. Gleeson Van Riet Executive Vice President and Chief Financial Officer

Date:	May 8, 2017	By:	/s/ Gary G. Buchta
Gary G. Buchta Controller

Exhibit Index

3.1*	First Amended and Restated Certificate of Incorporation of SilverBow Resources, Inc., effective May 5, 2017.
3.2*	First Amended and Restated Bylaws of SilverBow Resources, Inc., effective May 5, 2017.
4.1
Registration Rights Agreement, dated as of January 26, 2017, by and among SilverBow Resources, Inc. and the Purchasers named therein (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed February 1, 2017, File No 001-08754).

10.1
Share Purchase Agreement, dated as of January 20, 2017, by and among SilverBow Resources, Inc. and the Purchasers named therein (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.'s Form 8-K filed January 25, 2017, File No. 001-08754).

10.2+
Employment Agreement by and between SilverBow Resources, Inc. and Sean C. Woolverton, effective as of March 1, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed February 28, 2017, File No. 001-08754).

10.3+
Employment Agreement by and between SilverBow Resources, Inc. and G. Gleeson Van Riet, effective as of March 20, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed March 21, 2017, File No. 001-08754).

10.4+
Employment Agreement by and between SilverBow Resources, Inc. and Christopher M. Abundis, effective as of March 20, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed March 21, 2017, File No. 001-08754).

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
*Filed herewith
+Management contract or compensatory plan or arrangement