Form 10-Q
period 2017-06-30
SILVERBOW RESOURCES, INC.
filed 2017-08-09
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017
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

Yes	☑	No	☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	11,526,532 Shares outstanding at August 8, 2017

Explanatory Note

Silverbow Resources, Inc. was formerly known as Swift Energy Company. On May 5, 2017, through an amendment to its Certificate of Incorporation and Bylaws, Swift Energy Company changed its name to SilverBow Resources, Inc. Additionally, SilverBow Resources, Inc. transferred its stock exchange listing from the OTC Best Market (“OTCQX”) to the New York Stock Exchange (“NYSE”) under the symbol “SBOW” and began trading on May 5, 2017. Effective June 30, 2017, the Company renamed several of its subsidiaries. The name of its primary operating subsidiary was changed to SilverBow Resources Operating, LLC from Swift Energy Operating, LLC. The name change does not affect the rights of the Company’s security holders. There were no other changes to the Company’s certificate of incorporation or bylaws in connection with the name change.

SILVERBOW RESOURCES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources and Subsidiaries (in thousands, except share amounts)

	Successor
	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,627	$303
Accounts receivable, net	18,956	17,490
Other current assets	6,623	3,686
Total Current Assets	32,206	21,479

Property and Equipment:
Property and Equipment, full cost method, including $39,919 and $33,354 of unproved property costs not being amortized at the end of each period	608,158	517,074
Less – Accumulated depreciation, depletion, amortization & impairment	(190,379)	(169,879)
Property and Equipment, Net	417,779	347,195
Other Long-Term Assets	10,161	8,625
Total Assets	$460,146	$377,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$41,820	$56,257
Accrued capital costs	18,164	11,954
Accrued interest	1,631	1,721
Undistributed oil and gas revenues	11,549	9,192
Total Current Liabilities	73,164	79,124

Long-Term Debt	211,000	198,000
Asset Retirement Obligations	23,399	22,291
Other Long-Term Liabilities	815	1,829
Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,570,084 and 10,076,059 shares issued and 11,526,532 and 10,053,574 shares outstanding, respectively	116	101
Additional paid-in capital	275,282	232,917
Treasury stock, held at cost, 43,552 and 22,485 shares	(1,293)	(675)
Accumulated deficit	(122,337)	(156,288)
Total Stockholders’ Equity	151,768	76,055
Total Liabilities and Stockholders’ Equity	$460,146	$377,299

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)
SilverBow Resources and Subsidiaries (in thousands, except per-share amounts)

	Successor		Predecessor
	Three Months Ended June 30, 2017	Period from April 23, 2016 through June 30, 2016	Period from April 1, 2016 through April 22, 2016
Revenues:
Oil and gas sales	$45,782	$30,581	$8,660

Operating Expenses:
General and administrative, net	6,811	4,228	1,127
Depreciation, depletion, and amortization	10,828	13,334	3,194
Accretion of asset retirement obligations	576	832	319
Lease operating costs	4,776	7,781	2,627
Transportation and gas processing	4,761	4,186	1,035
Severance and other taxes	2,280	1,864	1,585
Write-down of oil and gas properties	—	133,496	—
Total Operating Expenses	30,032	165,721	9,887

Operating Income (Loss)	15,750	(135,140)	(1,227)

Non-Operating Income (Expense)
Net gain (loss) on commodity derivatives	5,132	(9,912)	—
Interest expense, net	(4,642)	(4,257)	(5,281)
Reorganization items, net	—	(276)	966,571
Other income (expense), net	1	(16)	(150)

Income (Loss) Before Income Taxes	16,241	(149,601)	959,913

Provision (Benefit) for Income Taxes	—	—	—

Net Income (Loss)	$16,241	$(149,601)	$959,913

Per Share Amounts-

Basic: Net Income (Loss)	$1.41	$(14.96)	$21.45

Diluted: Net Income (Loss)	$1.41	$(14.96)	$21.03

Weighted Average Shares Outstanding - Basic	11,487	10,000	44,754

Weighted Average Shares Outstanding - Diluted	11,554	10,000	45,648

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)
SilverBow Resources and Subsidiaries (in thousands, except per-share amounts)

	Successor		Predecessor
	Six Months Ended June 30, 2017	Period from April 23, 2016 through June 30, 2016	Period from January 1, 2016 through April 22, 2016
Revenues:
Oil and gas sales	$88,194	$30,581	$43,027

Operating Expenses:
General and administrative, net	16,645	4,228	9,245
Depreciation, depletion, and amortization	20,543	13,334	20,439
Accretion of asset retirement obligations	1,140	832	1,610
Lease operating costs	10,549	7,781	14,933
Transportation and gas processing	9,146	4,186	6,090
Severance and other taxes	3,898	1,864	3,917
Write-down of oil and gas properties	—	133,496	77,732
Total Operating Expenses	61,921	165,721	133,966

Operating Income (Loss)	26,273	(135,140)	(90,939)

Non-Operating Income (Expense)
Net gain (loss) on commodity derivatives	16,068	(9,912)	—
Interest expense, net	(8,249)	(4,257)	(13,347)
Reorganization items, net	—	(276)	956,142
Other income (expense), net	(141)	(16)	(245)

Income (Loss) Before Income Taxes	33,951	(149,601)	851,611

Provision (Benefit) for Income Taxes	—	—	—

Net Income (Loss)	$33,951	$(149,601)	$851,611

Per Share Amounts-

Basic: Net Income (Loss)	$2.99	$(14.96)	$19.06

Diluted: Net Income (Loss)	$2.97	$(14.96)	$18.64

Weighted Average Shares Outstanding - Basic	11,360	10,000	44,692

Weighted Average Shares Outstanding - Diluted	11,445	10,000	45,697

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources and Subsidiaries (in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2015 (Predecessor)	$448	$776,358	$(2,491)	$(1,627,039)	$(852,724)

Purchase of treasury shares (65,170 shares)	—	—	(5)	—	(5)
Issuance of restricted stock (229,690 shares)	2	(2)	—	—	—
Share-based compensation	—	1,118	—	—	1,118
Net Income	—	—	—	851,611	851,611
Balance, April 22, 2016 (Predecessor)	$450	$777,474	$(2,496)	$(775,428)	$—

Cancellation of Predecessor equity	$(450)	$(777,474)	$2,496	$775,428	$—
Balance, April 22, 2016 (Predecessor)	$—	$—	$—	$—	$—

Issuance of Successor common stock & warrants	$100	$229,299	$—	$—	$229,399
Balance, April 22, 2016 (Successor)	$100	$229,299	$—	$—	$229,399

Purchase of treasury shares (22,485 shares)	—	—	(675)	—	(675)
Issuance of restricted stock (76,058 shares)	1	—	—	—	1
Share-based compensation	—	3,618	—	—	3,618
Net Loss	—	—	—	(156,288)	(156,288)
Balance, December 31, 2016 (Successor)	$101	$232,917	$(675)	$(156,288)	$76,055

Purchase of treasury shares (21,067 shares)	—	—	(618)	—	(618)
Issuance common stock (1,403,508 shares)	14	39,230	—	—	39,244
Issuance of restricted stock (90,517 shares)	1	(1)	—	—	—
Share-based compensation	—	3,136	—	—	3,136
Net Income	—	—	—	33,951	33,951
Balance, June 30, 2017 (Successor)	$116	$275,282	$(1,293)	$(122,337)	$151,768

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources and Subsidiaries (in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2017	Period from April 23, 2016 through June 30, 2016	Period from January 1, 2016 through April 22, 2016
Cash Flows from Operating Activities:
Net income (loss)	$33,951	$(149,601)	$851,611
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation, depletion, and amortization	20,543	13,334	20,439
Write-down of oil and gas properties	—	133,496	77,732
Accretion of asset retirement obligations	1,140	832	1,610
Share-based compensation expense	3,136	191	886
Loss (gain) on derivatives	(16,068)	9,912	—
Cash settlements on derivatives	(2,586)	—	—
Settlements of asset retirement obligations	(1,894)	(486)	(16)
Write-down of debt issuance cost	2,401	—	—
Reorganization items (non-cash)	—	—	(977,696)
Other	482	438	229
Change in operating assets and liabilities-
(Increase) decrease in accounts receivable and other current assets	(1,486)	13,379	(5,474)
Increase (decrease) in accounts payable and accrued liabilities	4,437	(6,135)	(10,479)
Increase (decrease) in accrued interest	(90)	573	(308)
Net Cash Provided by (Used in) Operating Activities	43,966	15,933	(41,466)

Cash Flows from Investing Activities:
Additions to property and equipment	(85,655)	(20,876)	(24,530)
Proceeds from the sale of property and equipment	460	—	48,661
Net Cash Provided by (Used in) Investing Activities	(85,195)	(20,876)	24,131

Cash Flows from Financing Activities:
Proceeds from bank borrowings	300,000	21,000	328,000
Payments of bank borrowings	(287,000)	(20,000)	(324,900)
Net proceeds from issuances of common stock	39,244	—	—
Purchase of treasury shares	(618)	—	(4)
Payments of debt issuance costs	(4,073)	(502)	(6,482)
Net Cash Provided by (Used in) Financing Activities	47,553	498	(3,386)

Net increase (decrease) in Cash and Cash Equivalents	6,324	(4,445)	(20,721)

Cash and Cash Equivalents at Beginning of Period	303	8,739	29,460

Cash and Cash Equivalents at End of Period	$6,627	$4,294	$8,739

Supplemental Disclosures of Cash Flow Information:

Cash paid during period for interest, net of amounts capitalized	$8,847	$3,246	$10,367
Cash paid for reorganization items	$—	$4,080	$15,643
Changes in capital accounts payable and capital accruals	$5,356	$(8,353)	$1,843
See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
SilverBow Resources and Subsidiaries

(1)           General Information

SilverBow Resources, Inc. (“SilverBow,” the “Company,” or “we”) is a growth oriented independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas. Being a committed and long-term operator in South Texas, the Company possesses a significant understanding of the reservoirs in the region. We leverage this competitive understanding to assemble high quality drilling inventory while continuously enhancing our operations to maximize returns on capital invested.

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

Basis of Presentation. The consolidated financial statements included herein have been prepared by SilverBow, and reflect necessary adjustments, all of which were of a recurring nature unless otherwise disclosed herein, and are in the opinion of our management necessary for a fair presentation.

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of SilverBow and its wholly owned subsidiaries, which are engaged in the exploration, development, acquisition, and operation of oil and gas properties, with a focus on oil and natural gas reserves in the Eagle Ford trend in Texas. Our undivided interests in oil and gas properties are accounted for using the proportionate consolidation method, whereby our proportionate share of the assets, liabilities, revenues, and expenses are included in the appropriate classifications in the accompanying condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the accompanying condensed consolidated financial statements.

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

While we are not currently aware of any material revisions to any of our estimates, there will likely be future revisions to our estimates resulting from matters such as new accounting pronouncements, changes in ownership interests, payouts, joint venture audits, re-allocations by purchasers or pipelines, or other corrections and adjustments common in the oil and gas industry, many of which require retroactive application. These types of adjustments cannot be currently estimated and are expected to be recorded in the period during which the adjustments are known.

We are subject to legal proceedings, claims, liabilities and environmental matters that arise in the ordinary course of business. We accrue for losses when such losses are considered probable and the amounts can be reasonably estimated.

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), such internal costs capitalized totaled $1.2 million, $0.5 million and $1.5 million, respectively. For the six months ended June 30, 2017 (successor) and the period of January 1, 2016 through April 22, 2016 (predecessor), such internal costs capitalized totaled $2.1 million and $2.9 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties (refer to Note 5 of these condensed consolidated financial statements for further discussion on capitalized interest costs).

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	June 30, 2017	December 31, 2016
Property and Equipment
Proved oil and gas properties	$565,142	$480,499
Unproved oil and gas properties	39,919	33,354
Furniture, fixtures, and other equipment	3,097	3,221
Less – Accumulated depreciation, depletion, amortization & impairment	(190,379)	(169,879)
Property and Equipment, Net	$417,779	$347,195

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

Principally due to the effects of pricing, and also due to the timing of projects and changes in our reserves product mix, for the period of January 1, 2016 through April 22, 2016 (predecessor), we reported a non-cash impairment write-down, on a before-tax basis, of $77.7 million on our oil and natural gas properties. Primarily due to pricing differences between the 12-month average oil and gas prices used in the Ceiling Test and the forward strip prices used to estimate the initial fair value of oil and gas properties on the Company’s April 22, 2016 (successor) balance sheet, we incurred a non-cash impairment write-down for the period of April 23, 2016 through June 30, 2016 (successor) of $133.5 million. There was no write-down for the three and six months ended June 30, 2017 (successor).

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

Revenue Recognition. Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Company uses the entitlement method of accounting for gas imbalances in which we recognize our ownership interest in such production as revenue. If our sales exceed our ownership share of production, the natural gas balancing payables are reported in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets. Natural gas balancing receivables are reported in “Other current assets” on the accompanying condensed consolidated balance sheets when our ownership share of production exceeds sales. As of June 30, 2017 and December 31, 2016, we did not have any material natural gas imbalances.

Accounts Receivable. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both June 30, 2017 and December 31, 2016, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable” balance on the accompanying condensed consolidated balance sheets.

At June 30, 2017, our “Accounts receivable” balance included $15.9 million for oil and gas sales, $0.7 million due from joint interest owners, $1.4 million for severance tax credit receivables and $1.0 million for other receivables. At December 31, 2016, our “Accounts receivable” balance included $12.6 million for oil and gas sales, $2.7 million due from joint interest owners, $1.6 million for severance tax credit receivables and $0.6 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net”, on the accompanying condensed consolidated statements of operations. Our supervision fees are allocated to each well based on general and administrative costs incurred for well maintenance and support. The amount of supervision fees charged for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor) did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated were $1.1 million, $0.7 million and $1.3 million for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively and were $2.3 million and $2.7 million for the six months ended June 30, 2017 (successor) and the period of January 1, 2016 through April 22, 2016 (predecessor), respectively.

Other Current Assets. Included in "Other current assets" on the accompanying condensed consolidated balance sheets are prepaid expenses totaling $2.2 million and $2.0 million at June 30, 2017 and December 31, 2016, respectively. These prepaid amounts cover well insurance, drilling contracts and various other prepaid expenses. Additionally inventories, which consist primarily of tubulars and other equipment and supplies, totaled $0.7 million and $0.4 million at June 30, 2017 and December 31, 2016, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2017, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

Our U.S. Federal and state income tax returns for years prior to 2015 are subject to examination to the extent of our net operating loss (NOL) carryforwards. There are no material unresolved items related to periods previously audited by these taxing authorities.

The Company has evaluated the full impact of the reorganization on our carryover tax attributes and believes it will not incur an immediate cash income tax liability as a result of emergence from bankruptcy. The Company will be able to fully absorb cancellation of debt income with NOL carryforwards. The amount of remaining NOL carryforward available will be limited under IRC Sec. 382 due to the change in control. The Company’s amortizable tax basis exceeded the book carrying value of its assets at April 22, 2016, at December 31, 2016 and June 30, 2017, leaving the Company in a net deferred tax asset position. Management has determined that it is not more likely than not that the Company will realize future cash benefits from this additional tax basis and remaining carryover items and accordingly has taken a full valuation allowance to offset its tax assets.

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

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	June 30, 2017	December 31, 2016
Trade accounts payable	$10,823	$10,563
Accrued operating expenses	2,960	2,990
Accrued compensation costs	3,575	4,730
Asset retirement obligations – current portion	8,744	9,965
Accrued non-income based taxes	4,884	3,937
Accrued price risk management liabilities	3,183	17,632
Accrued corporate and legal fees	3,397	3,075
Other payables	4,254	3,365
Total accounts payable and accrued liabilities	$41,820	$56,257

Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. These amounts do not include cash balances that are contractually restricted.

Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock held, at cost” on the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2017 (successor), 21,067 treasury shares were purchased to satisfy withholding tax obligations arising upon the vesting of restricted shares.

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

At December 31, 2016, the Company had lease commitments of approximately $8.8 million that it believes would be subject to capitalization under ASU 2016-02. This includes $1.9 million for our new corporate office sub-lease which has a term of 4.4 years and commitments for equipment and vehicle leases which total $6.5 million. The company did not enter into any significant additional lease obligations during the first six months of 2017. These equipment leases generally have original terms of 2 to 3 years. In some instances further analysis is needed to determine if renewal options would result in capitalized amounts in excess of the obligations during the primary lease term. Based on our preliminary assessment, we believe these leases would most likely be deemed to be operating leases under the new standard. Management plans to adopt ASU 2016-02 in the quarter ending March 31, 2019. Management continuously evaluates the economics of leasing vs. purchase for operating equipment. The lease obligations that will be in place upon adoption of ASU 2016-02 may be significantly different than the current obligations. Accordingly, at this time we cannot estimate the amount that will be capitalized when this standard is adopted.

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

In January 2017, the FASB issued ASU 2017-01, to assist entities in evaluating whether transactions should be accounted for as an acquisition or disposal of an asset or business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities are not a business. The guidance is effective for companies beginning January 1, 2018 with early adoption permitted. We are currently reviewing these new requirements to determine the impact of this guidance on our financial statements.

In May 2017, the FASB issued ASU 2017-09, which provides clarity on what changes to share-based payment awards are considered substantive and require modification accounting to be applied. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company does not expect ASU 2017-09 to have a significant impact on our financial statements or disclosures.

(3)          Share-Based Compensation

Emergence from Voluntary Reorganization

Upon the Company's emergence from bankruptcy on April 22, 2016, as discussed in Note 11, the Company’s common stock was canceled and new common stock was issued. The Company's previous share-based compensation awards were either vested or canceled upon the Company's emergence from bankruptcy.

Share-Based Compensation Plans

Upon the Company's emergence from bankruptcy on April 22, 2016, as discussed in Note 11, the Company's previous share-based compensation plans were canceled and the new 2016 Equity Incentive Plan was approved in accordance with the joint plan of reorganization. Under the previous share-based compensation plan the outstanding restricted stock awards and restricted stock unit awards for most employees vested on an accelerated basis while awards issued to certain officers of the Company and the Board of Directors were canceled.

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

Share-based compensation for the predecessor and successor periods are not comparable. The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.6 million, $0.1 million and $0.2 million for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively and $3.1 million and $0.9 million for the six months ended June 30, 2017 (successor) and the period of January 1, 2016 through April 22, 2016 (predecessor), respectively.

Capitalized share-based compensation was $0.1 million for each of the three months ended June 30, 2017 (successor) and the period of April 1, 2016 through April 22, 2016 (predecessor) and $0.2 million for each of the six months ended June 30, 2017 (successor) and the period of January 1, 2016 through April 22, 2016 (predecessor). There was no capitalized share-based compensation expense capitalized for the period of April 23, 2016 through June 30, 2016 (successor).

We view stock option awards and restricted stock unit awards with graded vesting as single awards with an expected life equal to the average expected life of component awards, and we amortize the awards on a straight-line basis over the life of the awards.

Stock Option Awards

The compensation cost related to stock option awards is based on the grant date fair value and is typically expensed over the vesting period (generally one to five years). We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions for stock option awards issued during the six months ended June 30, 2017 (successor):

Stock Option Valuation Assumptions
Expected dividend	—
Expected volatility	70.2%
Risk-free interest rate	1.98%
Expected life of stock option awards (in years)	5.7 years
Grant-date market price	$28.62
Grant-date fair value	$17.58

To estimate expected volatility of our 2017 stock option grants we used the historical volatility of stock prices based on a group of our peer companies.

At June 30, 2017, we had $6.0 million unrecognized compensation cost related to stock option awards. The following tables represents stock option award activity for the six months ended June 30, 2017 (successor):

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period (successor)	105,811	$23.25
Options granted	370,062	$28.62
Options forfeited	(3,247)	$26.96
Options canceled	—	$—
Options exercised	—	$—
Options outstanding, end of period (successor)	472,626	$27.43
Options exercisable, end of period (successor)	82,882	$23.25

Our outstanding stock option awards at June 30, 2017 had $0.4 million aggregate intrinsic value. At June 30, 2017 the weighted average remaining contract life of stock option awards outstanding was 7.4 years and exercisable was 2.4 years. The total intrinsic value of stock option awards exercisable for the six months ended June 30, 2017 (successor) was $0.3 million.

Restricted Stock Units

The 2016 equity incentive compensation plan allows for the issuance of restricted stock unit awards that generally may not be sold or otherwise transferred until certain restrictions have lapsed. The compensation cost related to these awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of June 30, 2017, we had unrecognized compensation expense of $9.2 million related to our restricted stock units which is expected to be recognized over a weighted-average period of 2.9 years.

The following table represents restricted stock unit award activity for the six months ended June 30, 2017 (successor):

	Shares	Grant Date Price
Restricted stock units outstanding, beginning of period (successor)	178,847	$23.25
Restricted stock units granted	287,257	$29.07
Restricted stock units canceled	(1,764)	$27.00
Restricted stock units vested	(90,517)	$23.25
Restricted stock units outstanding, end of period (successor)	373,823	$27.70

(4)          Earnings Per Share

Upon the Company's emergence from bankruptcy on April 22, 2016, as discussed in Note 11, the Company’s then outstanding common stock was canceled and new common stock and warrants were issued.

Basic earnings per share (“Basic EPS”) has been computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share ("Diluted EPS") assumes, as of the beginning of the period, exercise of stock options and restricted stock grants using the treasury stock method. Diluted EPS also assumes conversion of performance-based restricted stock units to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. As we recognized a net loss for the period of April 23, 2016 through June 30, 2016 (successor), the unvested share-based payments and stock options were not recognized in Diluted EPS calculations as they would be antidilutive. Certain of our stock options and restricted stock grants that would potentially dilute Basic EPS in the future were also antidilutive for the period of January 1, 2016 through April 22, 2016 (predecessor).

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Successor Three Months Ended June 30, 2017			Successor from April 23, 2016 through June 30, 2016			Predecessor from April 1, 2016 through April 22, 2016
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$16,241	11,487	$1.41	$(149,601)	10,000	$(14.96)	$959,913	44,754	$21.45
Dilutive Securities:
Restricted Stock Awards		—			—			894
Restricted Stock Unit Awards		59			—			—
Stock Option Awards		8			—			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$16,241	11,554	$1.41	$(149,601)	10,000	$(14.96)	$959,913	45,648	$21.03

	Successor Six Months Ended June 30, 2017			Predecessor from January 1, 2016 through April 22, 2016
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$33,951	11,360	$2.99	$851,611	44,692	$19.06
Dilutive Securities:
Restricted Stock Awards		—			1,005
Restricted Stock Unit Awards		73			—
Stock Option Awards		12			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$33,951	11,445	$2.97	$851,611	45,697	$18.64

Approximately 1.2 million and 1.3 million stock options to purchase shares were not included in the computation of Diluted EPS for the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of January 1, 2016 through April 22, 2016 (predecessor), because their exercise price was out of the money, while 0.4 million stock options to purchase shares were not included in the computation of Diluted EPS for the three and six months ended June 30, 2017 (successor) because these stock options were antidilutive.

Approximately 0.3 million restricted stock awards for each of the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of January 1, 2016 through April 22, 2016 (predecessor) were not included in the computation of Diluted EPS because they were antidilutive.

Approximately 0.8 million shares for the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of January 1, 2016 through April 22, 2016 (predecessor), respectively, and approximately 0.1 million shares for the three and six months ended June 30, 2017 related to performance-based restricted stock units that could be converted to common shares based on predetermined performance and market goals were not included in the computation of Diluted EPS because the performance and market conditions had not been met.

Approximately 4.3 million warrants to purchase common stock were not included in the computation of Diluted EPS for the six months ended June 30, 2017 (successor) because these warrants were antidilutive.

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

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $211.0 million and $198.0 million as of June 30, 2017 and December 31, 2016, respectively. As discussed in Note 11 of these condensed consolidated financial statements, on April 22, 2016 (the “Effective Date”), the Prior First Lien Credit Facility was terminated and paid in full, and the Company entered into a Senior Secured Revolving Credit Agreement among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto. On April 19, 2017, the Company amended and restated the Senior Secured Revolving Credit Agreement by entering into a First Amended and Restated Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders that are a party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “Credit Facility”). The Credit Facility matures April 19, 2022. The maximum credit amount under the Credit Facility is currently $600 million with an initial borrowing base of $330 million. The borrowing base is scheduled to be redetermined in May and November of each calendar year, commencing November 2017, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt.  Additionally, each of the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations.  The amount of the borrowing base is determined by the lenders in their discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

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

As of June 30, 2017, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Net interest expense on the Credit Facility, including commitment fees, capitalized interest and amortization of debt issuance costs, totaled $4.6 million and $8.2 million for the three and six months ended June 30, 2017 (successor), respectively. Additionally, net interest expense for the three months ended June 30, 2017 included a write-down of debt issuance costs of $1.9 million in connection with the amended and restated Senior Secured Revolving Credit Agreement. The amount of commitment fee amortization included in interest expense, net was $0.1 million and $0.2 million for the three and six months ended June 30, 2017 (successor), respectively.

Additionally, we capitalized interest on our unproved properties in the amount $0.2 million and $0.4 million for the three and six months ended June 30, 2017 (successor), respectively.

Debtor-In-Possession Financing. As part of the Chapter 11 filings, we entered into a debtor-in-possession credit facility (“DIP Credit Agreement”). The proceeds of borrowings under the DIP Credit Agreement were primarily used to pay down the pre-petition Prior First Lien Credit Facility upon emergence from bankruptcy, and were also used to pay certain costs, fees and expenses related to the Chapter 11 cases, authorized pre-petition claims, and amounts due in connection with the DIP Credit Agreement, including on account of certain “adequate protection” obligations. Pursuant to the Plan, the DIP Credit Agreement, at the option of the lenders, converted into the post-emergence Company’s common stock, which was part of the 88.5% of the common stock distributed to the then current holders of the senior notes and certain unsecured creditors upon emergence from the bankruptcy proceedings. As a result, the $75.0 million borrowed under the DIP Credit Agreement was not required to be repaid and terminated upon the Company’s exit from bankruptcy.

We paid the lenders under the DIP Credit Agreement a 3.0% commitment fee, at the time funds were made available under the facility. The commitment fee was included in interest expense during the period of January 1, 2016 through April 22, 2016 (predecessor). Total interest expense on the DIP Credit Agreement was $4.5 million and $6.4 million for the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of January 1, 2016 through April 22, 2016 (predecessor), respectively.

Prior First Lien Credit Facility Bank Borrowings. During the bankruptcy proceedings we paid interest on our Prior First Lien Credit Facility in the normal course. Interest expense on the Prior First Lien Credit Facility, including commitment fees and amortization of debt issuance costs, totaled $0.7 million and $6.8 million for the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of January 1, 2016 through April 22, 2016 (predecessor), respectively. The amount of commitment fees included in interest expense, net was immaterial for the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of January 1, 2016 through April 22, 2016 (predecessor), respectively. We did not capitalize interest on our unproved properties for the period of January 1, 2016 through April 22, 2016 (predecessor).

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

There were no material acquisitions or dispositions during the three and six months ended June 30, 2017.

(7)          Price-Risk Management Activities

Derivatives are recorded on the balance sheet at fair value with changes in fair value recognized in earnings. The changes in the fair value of our derivatives are recognized in "Net gain (loss) on commodity derivatives" on the accompanying condensed consolidated statements of operations. We have a price-risk management policy to use derivative instruments to protect against declines in oil and natural gas prices, mainly through the purchase of commodity price swaps and collars as well as basis swaps.

During the three months ended June 30, 2017 (successor), the six months ended June 30, 2017 (successor) and the period of April 23, 2016 through June 30, 2016 (successor), the Company recorded gains of $5.1 million and $16.1 million and losses of $9.9 million, respectively, on its commodity derivatives. The Company made net cash payments of $1.8 million and $2.6 million for settled derivative contracts during the three and six months ended June 30, 2017 (successor), respectively. During the period of January 1, 2016 through April 22, 2016 (predecessor), there were no gains or losses as there were no outstanding hedge agreements.

At June 30, 2017 and December 31, 2016, we had $0.3 million and $0.4 million, respectively, in receivables for settled derivatives which were recognized on the accompanying condensed consolidated balance sheet in “Accounts receivable” and were subsequently collected in July 2017 and January 2017, respectively. At June 30, 2017 and December 31, 2016, we also had $0.7 million and $1.8 million, respectively, in payables for settled derivatives which were recognized on the accompanying condensed consolidated balance sheet in "Accounts payable and accrued liabilities" and were subsequently paid in July 2017 and January 2017, respectively.

The fair values of our derivatives are computed using commonly accepted industry-standard models and are periodically verified against quotes from brokers. At June 30, 2017, there was $3.6 million and $0.8 million in current and long-term unsettled derivative assets and $2.5 million and $0.6 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2016, there was $0.5 million in current unsettled derivative assets and $15.8 million and $1.0 million in current and long-term unsettled derivative liabilities, respectively, while our long-term unsettled derivative assets were not material.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying balance sheets. Under the right of set-off, there a $1.3 million net fair value asset at June 30, 2017 and a $16.4 million net fair value liability at December 31, 2016, respectively. For further discussion related to the fair value of the Company's derivatives, refer to Note 8 of these condensed consolidated financial statements.

The following tables summarize the weighted average prices as well as future production volumes for our unsettled derivative contracts in place as of June 30, 2017:

Oil Derivative Swaps (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted Average Price
2017 Contracts
3Q17	90,000	$48.16
4Q17	84,798	$48.18

2018 Contracts
1Q18	68,000	$51.10
2Q18	64,400	$50.98
3Q18	60,400	$50.96
4Q18	56,800	$50.84

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted Average Swap Price	Weighted Average Collar Floor Price	Weighted Average Collar Call Price
2017 Swap Contracts
3Q17	3,882,666	$3.00
4Q17	5,941,001	$3.09

2017 Collar Contracts
3Q17	1,910,000		$3.05	$3.59
4Q17	3,102,000		$3.10	$3.72

2018 Swap Contracts
1Q18	7,445,000	$3.46
2Q18	6,655,000	$2.86
3Q18	6,074,000	$2.88
4Q18	5,576,000	$2.96

2019 Swap Contracts
1Q19	4,181,000	$3.12

Natural Gas Basis Derivative Swap (East Texas Houston Ship Channel vs NYMEX Settlements)	Total Volumes (MMBtu)	Weighted Average Price
2017 Contracts
3Q17	5,792,666	$(0.02)
4Q17	7,562,001	$(0.04)

2018 Contracts
1Q18	5,400,000	$(0.12)
2Q18	3,610,000	$(0.04)
3Q18	3,020,000	$(0.03)
4Q18	1,670,000	$(0.10)

2019 Contracts
1Q19	750,000	$(0.11)

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of June 30, 2017 and December 31, 2016 and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 7 of these condensed consolidated financial statements.

	Fair Value Measurements at
(in millions)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Assets
Natural Gas Derivatives	$3.4	$—	$3.4	$—
Natural Gas Basis Derivatives	$0.1	$—	$0.1	$—
Oil Derivatives	$0.9	$—	$0.9	$—
Liabilities
Natural Gas Derivatives	$1.7	$—	$1.7	$—
Natural Gas Basis Derivatives	$1.3	$—	$1.3	$—

December 31, 2016
Assets
Natural Gas Basis Derivatives	$0.4	$—	$0.4	$—
Liabilities
Natural Gas Derivatives	$13.7	$—	$13.7	$—
Natural Gas Basis Derivatives	$0.1	$—	$0.1	$—
Oil Derivatives	$3.0	$—	$3.0	$—

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

Upon the Company's emergence from bankruptcy on April 22, 2016, as discussed in Note 12, the Company applied fresh start accounting. This included adjusting the Asset Retirement Obligations based on the estimated fair values at April 22, 2016. The following provides a roll-forward of our asset retirement obligations for the six months ended June 30, 2017 (in thousands):

2017
Asset Retirement Obligations recorded as of January 1	$32,256
Accretion	1,140
Liabilities incurred for new wells and facilities construction	177
Reductions due to plugged wells and facilities	(1,904)
Revisions in estimates	474
Asset Retirement Obligations as of June 30	$32,143

At June 30, 2017 and December 31, 2016, approximately $8.7 million and $10.0 million of our asset retirement obligations were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets.

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

In addition, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, we did not record interest expense on the Company’s senior notes for the period of January 1, 2016 through April 22, 2016 (predecessor). For that period, contractual interest on the senior notes totaled $21.6 million.

Plan of Reorganization. Pursuant to the Plan, the significant transactions that occurred upon emergence from bankruptcy were as follows:

•
the approximately $906 million of indebtedness outstanding on account of the Company’s senior notes, $75.0 million in borrowings under the Company's DIP Credit Agreement and certain other unsecured claims were exchanged for 88.5% of the post-emergence Company’s common stock;

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

Our reorganization value was derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long-term debt and shareholders’ equity. In support of the Plan, the enterprise value of the Successor Company was estimated and approved by the bankruptcy court to be in the range of $460 million to $800 million. Based on the estimates and assumptions used in determining the enterprise value, as further discussed below, the Company estimated the enterprise value to be approximately $474 million. This valuation analysis was prepared using reserve information, development schedules, other financial information and financial projections and applying standard valuation techniques, including risked net asset value analysis and public comparable company analyses.

Valuation of Oil and Gas Properties. The Company determined the fair value of its oil and gas properties based on the discounted cash flows expected to be generated from these assets. The computations were based on market conditions and reserves in place as of the bankruptcy emergence date.

The Company’s Reserves Engineers developed full cycle production models for all of the Company’s developed wells and identified undeveloped drilling locations within the Company’s leased acreage. The undeveloped locations were categorized based on varying levels of risk using industry standards. The proved locations were limited to wells expected to be drilled in the Company’s five-year plan. The locations were then segregated into geographic areas. Future cash flows before application of risk factors were estimated by using the New York Mercantile Exchange five-year forward prices for West Texas Intermediate oil and Henry Hub natural gas with inflation adjustments applied to periods beyond five years. These prices were adjusted for typical differentials realized by the Company for location and product quality adjustments. Transportation cost estimates were based on agreements in place at the emergence date. Development and operating costs were based on the Company’s recent cost trends adjusted for inflation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial information and our consolidated financial statements and accompanying notes included in this report and our annual report on Form 10-K for the year ended December 31, 2016. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 50 of this report.

As discussed in Notes 11 and 12 to our condensed consolidated financial statements included in Item 1 of this report, the Company applied fresh start accounting upon emergence from bankruptcy on the Effective Date (defined below) which resulted in the Company becoming a new entity for financial reporting purposes. The effects of the Plan (defined below) and the application of fresh-start accounting were reflected in our condensed consolidated financial statements as of April 22, 2016 and the related adjustments thereto were recorded in our condensed consolidated statements of operations as reorganization items for the period April 1, 2016 to April 22, 2016 (predecessor). References to the Successor relate to the Company on and subsequent to the Effective Date. References to Predecessor refer to the Company prior to the Effective Date.

Company Overview

SilverBow Resources (“SilverBow,” the “Company,” or “we”) is a growth oriented independent oil and gas company headquartered in Houston, Texas. The company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas. Being a committed and long-term operator in South Texas, the Company possesses a significant understanding of the reservoirs in the region. We leverage this competitive understanding to assemble high quality drilling inventory while continuously enhancing our operations to maximize returns on capital invested. We hold a large acreage position in Texas prospective for the Eagle Ford Shale. Natural gas production accounted for 83% of our volumetric production and 77% of our sales revenue, while oil accounted for 6% of our production and 14% of our sales revenue for the second quarter of 2017.

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

In addition, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, we did not record interest expense on the Company’s senior notes for the period of January 1, 2016 through April 22, 2016 (predecessor). For that period, contractual interest on the senior notes totaled $21.6 million.

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

•
the lenders under the DIP Credit Agreement (more fully described below) received a backstop fee consisting of 7.5% of the post-emergence Company’s common stock which was not included in the 88.5% distributed to creditors;

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

Financial Statement Classification of Liabilities Subject to Compromise. Our historical financial statements for periods prior to the Effective Date included amounts classified as liabilities subject to compromise, a majority of which were equitized upon emergence from bankruptcy on April 22, 2016. See Note 12 of the condensed consolidated financial statements included in Item 1 of this report for more information.

Significant Developments During The Second Quarter of 2017

•
Weak crude oil and natural gas prices continue to affect our business: Oil and gas prices declined during 2015 and continue to remain relatively low by historical measures. While we are negatively impacted by weak commodity prices, the resulting industry downturn has created a much more competitive environment among oil field service companies, providing an opportunity for us to bring our cost structure in line with lower revenues. The recent rebound in the first quarter of 2017 of oil and gas prices from their 2016 lows has allowed the Company to enter into price and basis differential hedges for calendar year 2017 through the first quarter of 2019 production, which could mitigate any future commodity price weakness.

•
Operational Activity: We drilled six wells in the second quarter and completed five. The completed wells include two in AWP, two in Artesia, and one in Oro Grande. This activity contributed to total average net production for the second quarter of 2017 of approximately 146 Mmcfe/d. Second quarter 2017 production levels represent growth of 8% sequentially over the first quarter levels and was driven primarily by acceleration of our Fasken completions late in the first quarter coupled with continued optimizations and decline mitigation initiatives at AWP and Artesia.

In Fasken, we continue to test different completion techniques in order to enhance our well performance, including optimized landing points, frac designs, and the expanded use of scale inhibitors. We tested these concepts in the Fasken 63H well which placed a portion of the lateral in the Upper Eagle Ford zone. We continue to be pleased with the performance of this well and, as such, decided to move the rig back to the field to expand development of the Upper Eagle Ford formation in the third quarter.

In AWP, the latest two wells, the Bracken 21H and 22H continue to produce with encouraging results under a managed pressure initiative. At a normalized cumulative volume of 200 Mmcf, these two wells have approximately 2,500 psi greater flowing bottom hole pressure than earlier wells in this area that were not pressure managed.

The second quarter marked our return to Artesia for the first time since 2013 to apply the Company’s latest drilling and completions technology. We initiated a liquids-rich drilling program in the area and accomplished several key milestones, including 1) drilling a Company record best spud to total depth of 5 days on the Baetz A 6H well, reducing cycle time by over 50%, 2) lowering our average drilling costs from $3.2 million in 2013 to $2.0 million for the first four wells in the area, 3) lowering our average completion cost from $3.8 million in 2013 to $2.9 million while increasing proppant volumes by almost 75%, and 4) setting a new Company record for lateral length of approximately 11,000 feet for the Carden-Baetz B 1H. Our success in Artesia stems from the increased effectiveness gained by applying the newest techniques and technology developed in Fasken and in other areas of the Eagle Ford. We are geo-steering within a much tighter window and contacting additional reservoir rock that allows for more complex fractures resulting in a better fracture network and drainage efficiency.

In Oro Grande, we completed our first well in this area during the quarter. The Nueces Minerals #1 set a new Company record for the amount of proppant pumped into a single well at approximately 26 million pounds and has the highest bottom hole and surface pressure of any Eagle Ford well that the Company has completed to date. The Nueces Minerals #1, similar to the Bracken 21H and 22H, is producing under a pressure-managed program.

•
2017 capital budget: On May 2, 2017, the Company announced a revised full-year capital budget targeting a range of $190 million to $200 million compared to the original capital budget of $85 million to $95 million. Our drilling schedule in the back half of the year has been modified to reflect our current plan for drilling three Fasken wells, two of which are Upper Eagle Ford wells, and one Oro Grande well. As such, our capital budget provides for 27 completions.

•
2017 cost reduction initiatives: We continue to focus on cost efficient operations and have taken additional actions during the first six months of 2017 to reduce operating and overhead costs. These initiatives include field staff reductions, intermittent production of marginal properties, disposition of uneconomic and higher cost properties, full utilization of existing facilities, elimination of redundant equipment and replacement of rental equipment with company-owned equipment. At the corporate level, we have also undergone additional staff reductions, reduced the square footage of leased office space and are taking additional steps to further reduce overhead costs.

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

•
Name Change: On May 5, 2017, the Company announced the parent company's name formerly known as Swift Energy Company was changed to SilverBow Resources, Inc. Effective June 30, 2017, the Company renamed several of its subsidiaries. The name of its primary operating subsidiary was changed to SilverBow Resources Operating, LLC from Swift Energy Operating, LLC.

Summary of 2017 Financial Results

•
Year-to-date 2017 revenue and net income: The Company's oil and gas revenues were $88.2 million during the first six months of 2017, compared to $43.0 million and $30.6 million in the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. Revenues were higher primarily due to overall higher commodity prices as well as higher natural gas production, partially offset by lower oil and NGL production. The Company's net income of $34.0 million for the first six months of 2017 was primarily due to higher commodity prices along with lower operating expenses while our net income of $851.6 million in the period of January 1, 2016 through April 22, 2016 (predecessor) was primarily due to the gain on reorganization adjustments as part of our emergence from bankruptcy while the net loss of $149.6 million for the period of April 23, 2016 through June 30, 2016 (successor) is primarily due to decreased commodity prices and production along with a $133.5 million non-cash write-down of our oil and gas properties.

•
2017 capital expenditures and plans: The Company's capital expenditures on a cash flow basis were $85.7 million in the first six months of 2017, compared to $24.5 million and $20.9 million in the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. Expenditures for the first six months of 2017 were primarily driven by development activity at our Fasken, AWP, Artesia, and Oro Grande fields in the Eagle Ford. We completed nine wells at Fasken during the period while we completed two wells in each of AWP and Artesia and one well in Oro Grande. These expenditures were funded by borrowings under our Credit Facility along with operating cash flows. The Company’s full-year capital budget of $190 million to $200 million provides for 27 completions, including twelve in Fasken, seven in Artesia, five in AWP, two in Oro Grande and one in Uno Mas. See “Significant Developments During The Second Quarter of 2017” for more details regarding our recent capital expenditures and full-year development plans.

•
Working capital and debt to capitalization ratio: The Company had a working capital deficit of $41.0 million at June 30, 2017, and a deficit of $57.6 million at December 31, 2016. Working capital, which is calculated as current assets less current liabilities, can be used as a measure of a company's short-term financial health. The working capital computation does not include available liquidity through our credit facility.

•
Cash Flows: For the six months ended June 30, 2017, the Company generated cash from operating activities of $44.0 million, which included an increase of $2.9 million attributable to changes in working capital. Cash used for property additions was $85.7 million. This does not include $5.4 million attributable to a net increase of capital related payables and accrued costs. The Company’s net borrowings on its line of credit were $13.0 million for this period. Additionally, for the six months ended June 30, 2017 the Company received $39.2 million from financing activities in connection with its share purchase agreement for the Company's common stock.

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

For the period of January 1, 2016 through April 22, 2016 (predecessor) (which included the impact of cash transactions occurring upon emergence from bankruptcy) the Company’s operating cash flow deficit for this period was $41.5 million, of which $16.3 million was attributable to working capital changes. During this period the Company incurred $25.6 million in legal and professional fees related to its bankruptcy and reorganization activities. While the Company paid $24.5 million for capital activities, it realized $48.7 million from asset sales (primarily from the sales of properties in Central Louisiana) and received $75 million in proceeds from its DIP credit facility. The Company utilized $71.9 million to pay down the borrowings outstanding under its Credit Facility from $324.9 million to $253.0 million prior to emergence from bankruptcy. The remaining $253.0 million outstanding under the Credit Facility was refinanced with the Company’s new credit facility. The Company also paid $10.4 million of interest during the period and $6.5 million of debt issuance costs associated with obtaining the new Credit Facility.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings under our Prior First Lien Credit Agreement and issuances of senior notes. Our primary use of cash flow has been to fund capital expenditures used to develop our oil and gas properties. Upon emergence from bankruptcy, our primary sources of liquidity are cash flows from operations and borrowings under the Credit Facility. Other potential sources of liquidity in the next twelve months include proceeds from sales of debt or equity securities. As of June 30, 2017, the Company’s liquidity consisted of approximately $6.6 million of cash-on-hand and $116.1 million in available borrowings (calculated as $119.0 million of borrowing availability less $2.9 million in letters of credit) on the $330 million borrowing base under our Credit Facility. Management believes the Company has sufficient liquidity to meet both short-term and long-term obligations.

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

We are in compliance with the covenants as of June 30, 2017 and expect to be in compliance with the covenants under the Credit Agreement during the next twelve months. Maintaining or increasing our conforming borrowing base under our Credit Facility is dependent upon many factors, including commodities pricing, our hedge positions and our ability to raise capital to drill wells to replace produced reserves.

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

We had no material changes in our contractual commitments during the six months ended June 30, 2017 (successor) from our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements requiring disclosure pursuant to article 303(a) of Regulation S-K. We had no material changes in our contractual commitments and obligations from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Revenues — Three Months Ended June 30, 2017 and Three Months Ended June 30, 2016

The tables included below set forth financial information for the period of April 23, 2016 through June 30, 2016 (successor) and the period of April 1, 2016 through April 22, 2016 (predecessor) which are distinct reporting periods as a result of our emergence from bankruptcy on April 22, 2016.

Natural gas production was 83%, 69% and 73% of our production volumes for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. Natural gas sales were 77%, 49% and 52% of oil and gas sales for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively.

Crude oil production was 6%, 18% and 14% of our production volumes for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. Crude oil sales were 14%, 41% and 37% of oil and gas sales for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively.

NGL production was 11% of our production volumes for the three months ended June 30, 2017 (successor) and 13% of our production volumes for both the periods of April 1, 2016 through April 22, 2016 (predecessor) and April 23, 2016 through June 30, 2016 (successor), respectively. NGL sales were 9%, 10% and 11% of oil and gas sales for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively.

The following tables provide additional information regarding our oil and gas sales, by area, excluding any effects of our hedging activities, for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor):

Fields	Three Months Ended June 30, 2017 (Successor)		April 23 - June, 30 2016 (Successor)		April 1 - April 22, 2016 (Predecessor)
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$3.7	946	$2.5	840	$0.7	276
AWP	14.2	3,491	11.4	3,756	3.4	1,218
Fasken	27.5	8,717	10.9	5,580	2.4	1,344
Other (1)	0.4	128	5.8	888	2.2	390
Total	$45.8	13,282	$30.6	11,064	$8.7	3,228
(1) 2016 information composed primarily of fields sold during the year including our former Lake Washington, South Bearhead Creek and Burr Ferry Fields.

The sales volumes decrease from 2016 to 2017 was primarily due to decreased production due to natural declines, reduced drilling and completion activity and strategic dispositions of our non-core fields during 2016.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor) (in thousands, except per-dollar amounts):

	Three Months Ended June 30, 2017 (Successor)	April 23 - June, 30 2016 (Successor)	April 1 - April 22, 2016 (Predecessor)
Production volumes:
Oil (MBbl) (1)	139	254	96
Natural gas (MMcf)	11,078	8,064	2,234
Natural gas liquids (MBbl) (1)	228	246	70
Total (MMcfe)	13,282	11,061	3,228

Oil, Natural gas and Natural gas liquids sales:
Oil	$6,527	$11,246	$3,583
Natural gas	35,043	15,855	4,239
Natural gas liquids	4,215	3,479	838
Total	$45,785	$30,580	$8,659

Average realized price:
Oil	$46.82	$44.35	$37.49
Natural gas	3.16	1.97	1.90
Natural gas liquids	18.49	14.15	11.96
Total	$3.45	$2.76	$2.68

Price impact of cash-settled derivatives:
Oil	$(0.11)	$—	$—
Natural gas	(0.14)	—	—
Natural gas liquids	—	—	—
Total	$(0.12)	$—	$—

Average realized price including cash settled derivatives:
Oil	$46.71	$44.35	$37.49
Natural gas	3.02	1.97	1.90
Natural gas liquids	18.49	14.15	11.96
Total	$3.33	$2.76	$2.68

(1) Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent to six Mcfe

For the three months ended June 30, 2017 (successor) and the period of April 23, 2016 through June 30, 2016 (successor), the Company recorded $5.1 million of net gains and $9.9 million of net losses from our derivative activities, respectively. For the period of April 1, 2016 through April 22, 2016 (predecessor) there were no net gains or losses from our derivative activities as all hedges under the predecessor Company had settled as of December 31, 2015. Hedging activity is recorded in “Net gain (loss) on commodity derivatives” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended June 30, 2017 and Three Months Ended June 30, 2016

The following table provides additional information regarding our expenses for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor):

Costs and Expenses	Three Months Ended June 30, 2017 (Successor)	April 23 - June, 30 2016 (Successor)	April 1 - April 22, 2016 (Predecessor)
General and administrative, net	$6,811	$4,228	$1,127
Depreciation, depletion, and amortization	10,828	13,334	3,194
Accretion of asset retirement obligation	576	832	319
Lease operating cost	4,776	7,781	2,627
Transportation and gas processing	4,761	4,186	1,035
Severance and other taxes	2,280	1,864	1,585
Interest expense, net	4,642	4,257	5,281
Write-down of oil and gas properties	—	133,496	—
Reorganization items, net	—	276	(966,571)
Total Costs and Expenses	$34,674	$170,254	$(951,403)

General and Administrative Expenses, Net. These expenses on a per Mcfe basis were $0.51, $0.35 and $0.38 for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. The increase was primarily due to a lower capitalization rate, a higher benefit accrual, including equity compensation, and lower operating overhead recoupments, partially offset by lower salaries and office rent. Included in general and administrative expenses is $1.6 million and $0.2 million in share based compensation for the three months ended June 30, 2017 (successor) and the period of April 23, 2016 through June 30, 2016 (successor). There was no share based compensation included in general and administrative expenses for the period of April 1, 2016 through April 22, 2016 (predecessor).

Depreciation, Depletion and Amortization (“DD&A”). These expenses on a per Mcfe basis were $0.82, $0.99 and $1.21 for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. The depletion expense recorded in the period of April 1, 2016 through April 22, 2016 (predecessor) is not comparable against the successor periods due to the restatement of assets at their fair value upon emergence from bankruptcy. The lower depletion expense for three months ended June 30, 2017 (successor) when compared against the period of April 23, 2016 through June 30, 2016 (successor) is due to a lower depletion rate due to higher reserves, offset in part by a higher depletable base.

Lease operating cost. These expenses on a per Mcfe basis were $0.36, $0.81 and $0.70 for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. The decrease per Mcfe was primarily due to a concentrated effort to reduce overall operating costs as well as divestitures of non-core assets in 2016.

Transportation and gas processing. These expenses all related to natural gas and NGL sales. These expenses on a per Mcfe basis were $0.43, $0.46 and $0.52 for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. The reduction was primarily attributable to improved negotiated rates for certain South Texas fields.

Severance and Other Taxes. These expenses on a per Mcfe basis were $0.17, $0.49 and $0.17 for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.0%, 18.3% and 6.1% for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively.

Interest. Our gross interest cost was $4.8 million, $5.3 million and $4.3 million for the three months ended June 30, 2017 (successor), the period of April 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30,

2016 (successor), respectively. Interest cost of $0.2 million was capitalized in the second quarter of 2017, while there was no capitalized interest in 2016. Upon emergence from bankruptcy, our only interest bearing debt is our Credit Facility.

Write-down of oil and gas properties. Primarily due to pricing differences between the 12-month average oil and gas prices used in the Ceiling Test and the forward strip prices used to estimate the initial fair value of oil and gas properties on the Company's April 22, 2016 (successor) balance sheet, we recorded a write-down of $133.5 million for the period of April 23, 2016 through June 30, 2016 (successor). There was no write-down in the second quarter of 2017 or the period of April 1, 2016 through April 22, 2016 (predecessor).

Income Taxes. There was no expense for income taxes in the second quarter of 2017 as the Company has sufficient deferred tax carryover assets to offset the income during this period. The deferred tax assets are fully offset by valuation allowances. For 2016, the Company entered bankruptcy with Federal and state net operating loss carryovers and amortizable property basis significantly in excess of book value. This resulted in the Company having significant deferred tax assets. Given its history of incurring tax losses and economic uncertainty it recorded a full valuation allowance against these tax assets. The Company's emergence from bankruptcy resulted in a significant tax gain on the debt conversion to equity. It was able to fully offset this gain with its net operating losses. Since these operating losses carried a zero book balance after valuation allowances there was no tax expense realized as a result of the gain reported for the period of January 1, 2016 through April 22, 2016 (predecessor). The tax benefit for all loss periods is also offset with valuation allowances.

Revenues — Six Months Ended June 30, 2017 and Six Months Ended June 30, 2016

The tables included below set forth financial information for the period of April 23, 2016 through June 30, 2016 (successor) and the period of January 1, 2016 through April 22, 2016 (predecessor) which are distinct reporting periods as a result of our emergence from bankruptcy on April 22, 2016.

Natural gas production was 83%, 68% and 73% of our production volumes for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. Natural gas sales were 75% of oil and gas sales for the six months ended June 30, 2017 (successor) and 52% of oil and gas sales for both the periods of January 1, 2016 through April 22, 2016 (predecessor) and April 23, 2016 through June 30, 2016 (successor), respectively.

Crude oil production was 7%, 19% and 14% of our production volumes for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. Crude oil sales were 16%, 38% and 37% of oil and gas sales for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively.

NGL production was 10% of our production volumes for the six months ended June 30, 2017 (successor) and 13% of our production volumes for both the periods of January 1, 2016 through April 22, 2016 (predecessor) and April 23, 2016 through June 30, 2016 (successor), respectively. NGL sales were 9%, 10% and 11% of oil and gas sales for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively.

The following tables provide additional information regarding our oil and gas sales, by area, excluding any effects of our hedging activities, for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor):

Fields	Six Months Ended June 30, 2017 (Successor)		April 23 - June, 30 2016 (Successor)		January 1 - April 22, 2016 (Predecessor)
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$7.9	1,962	$2.5	840	$3.5	1,542
AWP	27.8	6,637	11.4	3,756	14.7	5,706
Fasken	52.0	16,729	10.9	5,580	14.3	7,278
Other (1)	0.5	160	5.8	888	10.5	2,316
Total	$88.2	25,488	$30.6	11,064	$43.0	16,842
(1) 2016 information composed primarily of fields sold during the year including our former Lake Washington, South Bearhead Creek and Burr Ferry Fields.

The sales volumes decrease from 2016 to 2017 was primarily due to decreased production due to natural declines, reduced drilling and completion activity and strategic dispositions of our non-core fields during 2016.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor) (in thousands, except per-dollar amounts):

	Six Months Ended June 30, 2017 (Successor)	April 23 - June, 30 2016 (Successor)	January 1 - April 22, 2016 (Predecessor)
Production volumes:
Oil (MBbl) (1)	286	254	522
Natural gas (MMcf)	21,182	8,064	11,431
Natural gas liquids (MBbl) (1)	432	246	380
Total (MMcfe)	25,488	11,061	16,842

Oil, Natural gas and Natural gas liquids sales:
Oil	$13,728	$11,246	$16,413
Natural gas	66,106	15,855	22,423
Natural gas liquids	8,363	3,479	4,190
Total	$88,197	$30,580	$43,027

Average realized price:
Oil	$48.07	$44.35	$31.43
Natural gas	3.12	1.97	1.96
Natural gas liquids	19.36	14.15	11.04
Total	$3.46	$2.76	$2.55

Price impact of cash-settled derivatives:
Oil	$(1.50)	$—	$—
Natural gas	(0.09)	—	—
Natural gas liquids	—	—	—
Total	$(0.09)	$—	$—

Average realized price including cash settled derivatives:
Oil	$46.57	$44.35	$31.43
Natural gas	3.03	1.97	1.96
Natural gas liquids	19.36	14.15	11.04
Total	$3.37	$2.76	$2.55

(1) Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent to six Mcfe

For the six months ended June 30, 2017 (successor) and the period of April 23, 2016 through June 30, 2016 (successor), the Company recorded $16.1 million of net gains and $9.9 million of net losses from our derivative activities, respectively. For the period of January 1, 2016 through April 22, 2016 (predecessor) there were no net gains or losses from our derivative activities as all hedges under the predecessor Company had settled as of December 31, 2015. Hedging activity is recorded in “Net gain (loss) on commodity derivatives” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Six Months Ended June 30, 2017 and Six Months Ended June 30, 2016

The following table provides additional information regarding our expenses for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor):

Costs and Expenses	Six Months Ended June 30, 2017 (Successor)	April 23 - June, 30 2016 (Successor)	January 1 - April 22, 2016 (Predecessor)
General and administrative, net	$16,645	$4,228	$9,245
Depreciation, depletion, and amortization	20,543	13,334	20,439
Accretion of asset retirement obligation	1,140	832	1,610
Lease operating cost	10,549	7,781	14,933
Transportation and gas processing	9,146	4,186	6,090
Severance and other taxes	3,898	1,864	3,917
Interest expense, net	8,249	4,257	13,347
Write-down of oil and gas properties	—	133,496	77,732
Reorganization items, net	—	276	(956,142)
Total Costs and Expenses	$70,170	$170,254	$(808,829)

General and Administrative Expenses, Net. These expenses on a per Mcfe basis were $0.65, $0.55 and $0.38 for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. The increase was primarily due to severance payouts as part of the reduction in workforce in the first quarter of 2017 as well as a higher corporate benefit accrual, including equity compensation, and a lower capital capitalization rate, partially offset by lower salaries and office rent. Included in general and administrative expenses is $3.1 million, $0.9 million and $0.2 million in share based compensation for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses on a per Mcfe basis were $0.81, $1.21 and $1.21 for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. The depletion expense recorded in the period of January 1, 2016 through April 22, 2016 (predecessor) is not comparable against the successor periods due to the restatement of assets at their fair value upon emergence from bankruptcy. The lower depletion expense for six months ended June 30, 2017 (successor) when compared against the period of April 23, 2016 through June 30, 2016 (successor) is due to a lower depletion rate due to higher reserves, offset in part by a higher depletable base.

Lease operating cost. These expenses on a per Mcfe basis were $0.41, $0.89 and $0.70 for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. The decrease per Mcfe was primarily due to a concentrated effort to reduce overall operating costs as well as divestitures of non-core areas in 2016.

Transportation and gas processing. These expenses all related to natural gas and NGL sales. These expenses on a per Mcfe basis were $0.43, $0.53 and $0.52 for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. The reduction was primarily attributable to improved negotiated rates for certain South Texas fields.

Severance and Other Taxes. These expenses on a per Mcfe basis were $0.15, $0.23 and $0.17 for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 4.4%, 9.1% and 6.1% for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30, 2016 (successor), respectively.

Interest. Our gross interest cost was $8.6 million, $13.3 million and $4.3 million for the six months ended June 30, 2017 (successor), the period of January 1, 2016 through April 22, 2016 (predecessor) and the period of April 23, 2016 through June 30,

2016 (successor), respectively. Interest costs of $0.4 million was capitalized in 2017, while there was no capitalized interest in 2016. Upon emergence from bankruptcy, our only interest bearing debt is our Credit Facility.

Write-down of oil and gas properties. Primarily due to pricing differences between the 12-month average oil and gas prices used in the Ceiling Test and the forward strip prices used to estimate the initial fair value of oil and gas properties on the Company's April 22, 2016 (successor) balance sheet, we recorded a write-down of $133.5 million for the period of April 23, 2016 through June 30, 2016 (successor). Principally due to the effects of pricing, and also due to the timing of projects and changes in our reserves product mix, we recorded non-cash write-downs on a before-tax basis of $77.7 million for the period of January 1, 2016 through April 22, 2016 (predecessor).

Income Taxes. There was no expense for income taxes in the six months ended June 30, 2017 as the Company has sufficient deferred tax carryover assets to offset the income during this period. The deferred tax assets are fully offset by valuation allowances. For 2016, the Company entered bankruptcy with Federal and state net operating loss carryovers and amortizable property basis significantly in excess of book value. This resulted in the Company having significant deferred tax assets. Given its history of incurring tax losses and economic uncertainty it recorded a full valuation allowance against these tax assets. The Company's emergence from bankruptcy resulted in a significant tax gain on the debt conversion to equity. It was able to fully offset this gain with its net operating losses. Since these operating losses carried a zero book balance after valuation allowances there was no tax expense realized as a result of the gain reported for the period of January 1, 2016 through April 22, 2016 (predecessor). The tax benefit for all loss periods is also offset with valuation allowances.

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

Plus/(Less):

•	Depreciation, depletion, amortization;

•	Accretion of asset retirement obligation;

•	Interest expense;

•	Impairment of oil and natural gas properties;

•	Reorganization items;

•	Net losses (gains) on commodity derivative contracts;

•	Amounts collected (paid) for commodity derivative contracts held to settlement; and

•	Share-based compensation expense.

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

The following tables present reconciliations of our net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2017	April 23, 2016 - June, 30 2016	April 1, 2016 - April 22, 2016
Net Income (Loss)	$16,241	$(149,601)	$959,913
Plus:
Depreciation, depletion and amortization	10,828	13,334	3,194
Accretion of asset retirement obligations	576	832	319
Interest expense	4,642	4,257	5,281
Impairment of oil and gas properties	—	133,496	—
Reorganization items	—	276	(966,571)
Derivative (gain)/loss	(5,132)	9,912	—
Derivative cash settlements collected/(paid) (1)	(1,621)	—	—
Share-based compensation expense	1,632	191	—
Adjusted EBITDA	$27,166	$12,697	$2,136
(1) This includes accruals for settled contracts covering commodity deliveries during the period where the actual cash settlements occur outside of the period.

	Successor		Predecessor
	Six Months Ended June 30, 2017	April 23, 2016 - June, 30 2016	January 1, 2016 - April 22, 2016
Net Income (Loss)	$33,951	$(149,601)	$851,611
Plus:
Depreciation, depletion and amortization	20,543	13,334	20,439
Accretion of asset retirement obligations	1,140	832	1,610
Interest expense	8,249	4,257	13,347
Impairment of oil and gas properties	—	133,496	77,732
Reorganization items	—	276	(956,142)
Derivative (gain)/loss	(16,068)	9,912	—
Derivative cash settlements collected/(paid) (1)	(2,289)	—	—
Share-based compensation expense	3,136	191	886
Adjusted EBITDA	$48,662	$12,697	$9,483
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

At December 31, 2016 the Company had lease commitments of approximately $8.8 million that it believes would be subject to capitalization under ASU 2016-02. This includes $1.9 million for our corporate office sub-lease which has a term of 4.4 years and commitments for equipment and vehicle leases which total $6.5 million. The company did not incur any significant additional lease obligations during the first six months of 2017. These equipment leases generally have original terms of 2 - 3 years. In some instances further analysis is needed to determine if renewal options would result in capitalized amounts in excess of the obligations during the primary lease term. Based on our preliminary assessment, we believe these leases would most likely be deemed to be operating leases under the new standard. The corporate office sub-lease is the only existing lease that extends beyond December 31, 2018. Management plans to adopt ASU 2016-02 in the quarter ending March 31, 2019. Management continuously evaluates the economics of leasing vs. purchase for operating equipment. The lease obligations that will be in place upon adoption of ASU 2016-02 may be significantly different than the current obligations. Accordingly, at this time we cannot estimate the amount that will be capitalized when this standard is adopted.

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

In January 2017, the FASB issued ASU 2017-01, to assist entities in evaluating whether transactions should be accounted for as an acquisition or disposal of an asset or business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities are not a business. The guidance is effective for companies beginning January 1, 2018 with early adoption permitted. We are currently reviewing these new requirements to determine the impact of this guidance on our financial statements.

In May 2017, the FASB issued ASU 2017-09, which provides clarity on what changes to share-based payment awards are considered substantive and require modification accounting to be applied. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company does not expect ASU 2017-09 to have a significant impact on our financial statements or disclosures.

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
• new capital structure and the adoption of fresh start accounting, including the risk that assumptions and factors used in estimating enterprise value vary significantly from the current estimates in connection with the application of fresh start accounting; and
• other risks and uncertainties described in Part II, Item 1A. “Risk Factors,” in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2016.

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

Interest Rate Risk. At June 30, 2017, we had $211 million drawn under our Credit Facility which has a floating rate of interest and therefore is susceptible to interest rate fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2017 (successor) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1
First Amended and Restated Certificate of Incorporation of SilverBow Resources, Inc., effective May 5, 2017 (incorporated by reference as Exhibit 3.1 to SilverBow Resources, Inc.'s Form 10-Q filed May 8, 2017, File No. 001-087541).

3.2
Certificate of Amendment to Certificate of Incorporation of SilverBow Resources, Inc., effective May 5, 2017 (incorporated by reference as Exhibit 3.1 to SilverBow Resources, Inc.'s Form 8-K filed May 5, 2017, File No. 001-08754).

3.3
First Amended and Restated Bylaws of SilverBow Resources, Inc., effective May 5, 2017 (incorporated by reference as Exhibit 3.2 to SilverBow Resources, Inc.'s Form 10-Q filed May 8, 2017, File No. 001-08754).

3.4	First Amendment to Bylaws, effective May 5, 2017 (incorporated by reference as Exhibit 3.2 to SilverBow Resources, Inc.'s Form 8-K, filed May 5, 2017, File No. 001-08754).
10.1
First Amended and Restated Senior Secured Revolving Credit Agreement among SilverBow Resources, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders that are a party thereto (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.'s Form 8-K filed April 21, 2017, File No. 001-08754).

10.2+
Amendment to SilverBow Resources, Inc. 2016 Equity Incentive Plan, effective May 5, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed May 5, 2017, File No. 001-08754).

10.3+
First Amendment to SilverBow Resources, Inc. 2016 Equity Incentive Plan, effective January 1, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed May 17, 2017, File No. 001-08754).

10.4+
First Amendment to SilverBow Resources, Inc. Inducement Plan, effective May 5, 2017 (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed May 5, 2017, File No. 001-08754).

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

SILVERBOW RESOURCES, INC. (Registrant)
Date:	August 9, 2017	By:	/s/ G. Gleeson Van Riet
G. Gleeson Van Riet Executive Vice President and Chief Financial Officer

Date:	August 9, 2017	By:	/s/ Gary G. Buchta
Gary G. Buchta Controller

Exhibit Index

3.1
First Amended and Restated Certificate of Incorporation of SilverBow Resources, Inc., effective May 5, 2017 (incorporated by reference as Exhibit 3.1 to SilverBow Resources, Inc.'s Form 10-Q filed May 8, 2017, File No. 001-087541).

3.2
Certificate of Amendment to Certificate of Incorporation of SilverBow Resources, Inc., effective May 5, 2017 (incorporated by reference as Exhibit 3.1 to SilverBow Resources, Inc.'s Form 8-K filed May 5, 2017, File No. 001-08754).

3.3
First Amended and Restated Bylaws of SilverBow Resources, Inc., effective May 5, 2017 (incorporated by reference as Exhibit 3.2 to SilverBow Resources, Inc.'s Form 10-Q filed May 8, 2017, File No. 001-08754).

3.4	First Amendment to Bylaws, effective May 5, 2017 (incorporated by reference as Exhibit 3.2 to SilverBow Resources, Inc.'s Form 8-K, filed May 5, 2017, File No. 001-08754).
10.1
First Amended and Restated Senior Secured Revolving Credit Agreement among SilverBow Resources, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders that are a party thereto (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.'s Form 8-K filed April 21, 2017, File No. 001-08754).

10.2+
Amendment to SilverBow Resources, Inc. 2016 Equity Incentive Plan, effective May 5, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed May 5, 2017, File No. 001-08754).

10.3+
First Amendment to SilverBow Resources, Inc. 2016 Equity Incentive Plan, effective January 1, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed May 17, 2017, File No. 001-08754).

10.4+
First Amendment to SilverBow Resources, Inc. Inducement Plan, effective May 5, 2017 (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed May 5, 2017, File No. 001-08754).

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