Form 10-Q
period 2018-03-31
SILVERBOW RESOURCES, INC.
filed 2018-05-09
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018
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

Yes	☑	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	11,652,637 Shares outstanding at May 1, 2018

Explanatory Note

On May 5, 2017, through an amendment to its Certificate of Incorporation and Bylaws, Swift Energy Company changed its name to SilverBow Resources, Inc. Additionally, SilverBow Resources, Inc. began trading on the New York Stock Exchange ("NYSE") under the symbol "SBOW" on May 5, 2017.

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except share amounts)

	March 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$237	$7,806
Accounts receivable, net	21,133	27,263
Fair value of commodity derivatives	2,704	5,148
Other current assets	2,877	2,352
Total Current Assets	26,951	42,569
Property and Equipment:
Property and Equipment, full cost method, including $55,725 and $50,377 of unproved property costs not being amortized at the end of each period	723,828	712,166
Less – Accumulated depreciation, depletion, amortization & impairment	(229,901)	(216,769)
Property and Equipment, Net	493,927	495,397
Other Long-Term Assets	13,517	13,304
Total Assets	$534,395	$551,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$32,289	$44,437
Fair value of commodity derivatives	7,666	5,075
Accrued capital costs	20,445	10,883
Accrued interest	2,298	2,106
Undistributed oil and gas revenues	10,713	12,996
Total Current Liabilities	73,411	75,497

Long-Term Debt, net	245,371	265,325
Asset Retirement Obligations	4,185	8,678
Other Long-Term Liabilities	7,601	8,312
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,713,859 and 11,621,385 shares issued and 11,652,637 and 11,570,621 shares outstanding, respectively	117	116
Additional paid-in capital	281,303	279,111
Treasury stock, held at cost, 61,222 and 50,764 shares	(1,742)	(1,452)
Retained earnings (Accumulated deficit)	(75,851)	(84,317)
Total Stockholders’ Equity	203,827	193,458
Total Liabilities and Stockholders’ Equity	$534,395	$551,270

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except per-share amounts)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues:
Oil and gas sales	$52,752	$42,412

Operating Expenses:
General and administrative, net	5,576	9,834
Depreciation, depletion, and amortization	13,131	9,715
Accretion of asset retirement obligations	159	564
Lease operating costs	4,961	5,773
Transportation and gas processing	5,025	4,385
Severance and other taxes	3,031	1,618
Total Operating Expenses	31,883	31,889

Operating Income (Loss)	20,869	10,523

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(6,355)	10,936
Interest expense, net	(5,890)	(3,607)
Other income (expense), net	(158)	(142)

Income (Loss) Before Income Taxes	8,466	17,710

Provision (Benefit) for Income Taxes	—	—

Net Income (Loss)	$8,466	$17,710

Per Share Amounts-

Basic: Net Income (Loss)	$0.73	$1.58

Diluted: Net Income (Loss)	$0.72	$1.57

Weighted Average Shares Outstanding - Basic	11,602	11,232

Weighted Average Shares Outstanding - Diluted	11,727	11,323

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2016	$101	$232,917	$(675)	$(156,288)	$76,055

Purchase of treasury shares (28,279 shares)	—	—	(777)	—	(777)
Issuance common stock (1,403,508 shares)	14	39,166	—	—	39,180
Issuance of restricted stock (141,818 shares)	1	(1)	—	—	—
Share-based compensation	—	7,029	—	—	7,029
Net Income	—	—	—	71,971	71,971
Balance, December 31, 2017	$116	$279,111	$(1,452)	$(84,317)	$193,458

Shared issued from option exercise (29,199 shares)	—	708	—	—	708
Purchase of treasury shares (10,458 shares)	—	—	(290)	—	(290)
Issuance of restricted stock (63,275 shares)	1	(1)	—	—	—
Share-based compensation	—	1,485	—	—	1,485
Net Income	—	—	—	8,466	8,466
Balance, March 31, 2018	$117	$281,303	$(1,742)	$(75,851)	$203,827

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$8,466	$17,710
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	13,131	9,715
Accretion of asset retirement obligations	159	564
Share-based compensation expense	1,359	1,503
(Gain) Loss on derivatives, net	6,355	(10,937)
Cash settlement (paid) received on derivatives	977	(811)
Settlements of asset retirement obligations	(120)	(411)
Write down of debt issuance cost	—	450
Other	129	(315)
Change in operating assets and liabilities-
(Increase) decrease in accounts receivable and other current assets	4,005	(1,942)
Increase (decrease) in accounts payable and accrued liabilities	(9,497)	(3,436)
Increase (decrease) in accrued interest	192	(354)
Net Cash Provided by (used in) Operating Activities	25,156	11,736
Cash Flows from Investing Activities:
Additions to property and equipment	(33,753)	(25,417)
Proceeds from the sale of property and equipment	26,969	432
Payments on property sale obligations	(6,042)	—
Transfer of company funds from restricted cash	—	(15)
Transfer of company funds to restricted cash	—	653
Net Cash Provided by (Used in) Investing Activities	(12,826)	(24,347)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	35,100	43,000
Payments of bank borrowings	(55,100)	(69,000)
Net proceeds from issuances of common stock	708	39,381
Purchase of treasury shares	(290)	(267)
Payments of debt issuance costs	(317)	—
Net Cash Provided by (Used in) Financing Activities	$(19,899)	$13,114

Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	(7,569)	503
Cash, Cash Equivalents and Restricted Cash, at Beginning of Period	8,026	497
Cash, Cash Equivalents and Restricted Cash at End of Period	$457	$1,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$5,170	$2,959
Changes in capital accounts payable and capital accruals	$12,177	$7,365
Changes in other long-term liabilities for capital expenditures	$(1,250)	$—
See accompanying Notes to Condensed Consolidated Financial Statements

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

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company and reflect necessary adjustments, all of which were of a recurring nature unless otherwise disclosed herein, and are in the opinion of our management necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 1, 2018 though, as described below, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh start accounting.

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

Subsequent Events. We have evaluated subsequent events requiring potential accrual or disclosure in our condensed consolidated financial statements. On April 20, 2018, as part of our regularly scheduled borrowing base redetermination, we amended the terms of our Credit Facility and reaffirmed the borrowing base at $330 million. See Note 6 of these condensed consolidated financial statements for further details. There were no other material subsequent events requiring additional disclosure in these condensed consolidated financial statements.

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended March 31, 2018 and 2017, such internal costs capitalized totaled $1.4 million and $0.9 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties (refer to Note 6 of these condensed consolidated financial statements for further discussion on capitalized interest costs).

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	March 31, 2018	December 31, 2017
Property and Equipment
Proved oil and gas properties	$664,742	$658,519
Unproved oil and gas properties	55,725	50,377
Furniture, fixtures, and other equipment	3,361	3,270
Less – Accumulated depreciation, depletion, amortization & impairment	(229,901)	(216,769)
Property and Equipment, Net	$493,927	$495,397

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

Geological and geophysical (“G&G”) costs incurred on developed properties are recorded in “Proved properties” and therefore subject to amortization. G&G costs incurred that are associated with unproved properties are capitalized in “Unproved properties” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed quarterly, on a property-by-property basis, to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results, lease expiration dates, current oil and gas industry conditions, economic conditions, capital availability, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized.

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

The quarterly calculations of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. There was no write-down for each of the three months ended March 31, 2018 and 2017.

If future capital expenditures outpace future discounted net cash flows in our reserve calculations, if we have significant declines in our oil and natural gas reserves volumes (which also reduces our estimate of discounted future net cash flows from proved oil and natural gas reserves) or if oil or natural gas prices decline, it is likely that non-cash write-downs of our oil and natural gas properties will occur in the future. We cannot control and cannot predict what future prices for oil and natural gas will be, thus we cannot estimate the amount of any potential future non-cash write-down of our oil and natural gas properties due to decreases in oil or natural gas prices.

Revenue Recognition. The Company adopted the new revenue recognition standard for revenue from contracts from customers (ASC 606) effective January 1, 2018. See Note 3 in these condensed consolidated financial statements for further details.

Accounts Receivable, Net. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both March 31, 2018 and December 31, 2017, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable” balance on the accompanying condensed consolidated balance sheets.

At March 31, 2018, our “Accounts receivable” balance included $17.0 million for oil and gas sales, $2.7 million due from joint interest owners, $1.1 million for severance tax credit receivables and $0.3 million for other receivables. At December 31, 2017, our “Accounts receivable” balance included $20.1 million for oil and gas sales, $2.1 million due from joint interest owners, $2.1 million for severance tax credit receivables and $3.0 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net”, on the accompanying condensed consolidated statements of operations. Our supervision fees are allocated to each well based on general and administrative costs incurred for well maintenance and support. The amount of supervision fees charged for each of the three months ended March 31, 2018 and 2017 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated were $1.1 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2018, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

The Company was in a net deferred tax asset position at both March 31, 2018 and March 31, 2017. Management has determined that it is not more likely than not that the Company will realize future cash benefits from its remaining carryover items and, accordingly, has taken a full valuation allowance to offset its tax assets. Tax expense associated with reported income before tax was fully offset by adjustments to the valuation allowance

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act"). The Act makes broad and complex changes to the U.S. tax code that includes, among other provisions, a permanent reduction of the U.S. federal corporate tax rate from 35% to 21% and a repeal of the alternative minimum tax regime, both effective January 1, 2018. Because of the Company’s net deferred tax asset and valuation allowance positions, these changes did not impact tax expense for the three months ended March 31, 2018.

The provisions of the Act, including its extensive transition rules, are complex and interpretive guidance continues to develop. The Company’s deferred tax balances and offsetting valuation allowance should be considered provisional. The final application of the Act to the Company’s tax computations may result in further adjustments. Changes could arise as regulatory and interpretive action continues to clarify aspects of the Act and as changes are made to estimates that the Company has utilized in calculating the transition impacts.

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	March 31, 2018	December 31, 2017
Trade accounts payable	$15,440	$20,884
Accrued operating expenses	2,964	3,490
Accrued compensation costs	1,956	5,334
Asset retirement obligations – current portion	467	2,109
Accrued non-income based taxes	4,058	3,898
Accrued corporate and legal fees	2,982	2,784
Other payables	4,422	5,938
Total accounts payable and accrued liabilities	$32,289	$44,437

Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. These amounts do not include cash balances that are contractually restricted.

Long-term Restricted Cash. Long-term restricted cash includes amounts held in escrow accounts to satisfy plugging and abandonment obligations. As of each of March 31, 2018 and December 31, 2017, these assets were approximately $0.2 million. These amounts are restricted as to their current use and will be released when we have satisfied all plugging and abandonment obligations in certain fields. These restricted cash balances are reported in “Other Long-Term Assets” on the accompanying condensed consolidated balance sheets.

The following table is a reconciliation of the total cash and cash equivalents and restricted cash in the accompanying condensed consolidated statement of cash flows and their corresponding balance sheet presentation (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$237	$7,806	$168
Long-term restricted cash (1)	220	220	832
Total cash, cash equivalents and restricted cash	$457	$8,026	$1,000
(1) Long-term restricted cash is included in “Other Long-Term Assets” on the accompanying condensed consolidated balance sheets.

Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock held, at cost” on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2018, 10,458 treasury shares were purchased to satisfy withholding tax obligations arising upon the vesting of restricted shares.

Fresh Start Accounting. Upon emergence from bankruptcy on April 22, 2016, the Company adopted Fresh Start Accounting. As a result of the application of fresh start accounting, as well as the effects of the implementation of the joint plan of reorganization (the “Plan”), the Consolidated Financial Statements on or after April 22, 2016 are not comparable with the Consolidated Financial Statements prior to that date.

New Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated (“ASU”) 2016-02, which requires lessees to record most leases on the balance sheet. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

At December 31, 2017 the Company’s total lease commitments were approximately $6.2 million. There have been no material changes to our previously disclosed lease commitment amounts. Of this total, $2.0 million is related to our corporate office sub-lease which has a remaining term of 3.4 years. The remaining commitments are generally for equipment and vehicle leases, most of which are expiring during 2018. The Company did not enter into any significant additional lease obligations during the first three months of 2018 and is in the process of evaluating other contracts that may contain lease components that need to be recognized under this standard. Management plans to adopt ASU 2016-02 in the quarter ending March 31, 2019. Management continuously evaluates the economics of leasing versus purchase for operating equipment. The lease obligations that will be in place upon adoption of ASU 2016-02 may be significantly different than the current obligations. Accordingly, at this time we cannot estimate the amount that will be capitalized when this standard is adopted.

In January 2017, the FASB issued ASU 2017-01, to assist entities in evaluating whether transactions should be accounted for as an acquisition or disposal of an asset or business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities are not a business. The guidance is effective for companies beginning January 1, 2018 with early adoption permitted. The Company has adopted this guidance as of January 1, 2018 and will apply it to any subsequent transactions.

(3)          Revenue Recognition

Effective January 1, 2018, we adopted ASC 606 - Revenue from Contracts with Customers using the modified retrospective method of adoption. ASC Topic 606 supersedes previous revenue recognition requirements in ASC Topic 605. The new standard includes a five-step revenue recognition model to follow to determine the timing and amounts to be recognized as revenues in an entity’s financial statements. We have modified our processes and controls to ensure our reported oil and gas sales revenue is determined in accordance with this standard. Adoption of this standard did not result in a different amount reported for oil and gas sales than what we would have reported under the previous standard. Accordingly, there was no cumulative effect adjustment required upon adoption.

Virtually all of our revenue reported as oil and gas sales in our condensed consolidated statements of operations is derived from contracts. No other material revenue sources are attributable to Revenue from Contracts within the scope of ASC 606.

Revenue from Contracts with Customers
Our reported oil and gas sales are comprised of revenues from oil, natural gas and natural gas liquids (“NGLs”) sales. Revenues from each product stream are recognized at the point when control of the product is transferred to the customer and collectability is reasonably assured. Prices for our products are either negotiated on a monthly basis or tied to market indices. The Company has determined that these contracts represent performance obligations which are satisfied when control of the commodity transfers to the customer, typically through the delivery of the specified commodity to a designated delivery point. The types of contracts vary between product streams as described below:

Sales Contracts for Unprocessed Gas
We deliver natural gas to midstream entities at field delivery meter stations, under either transportation or processing agreements. For unprocessed gas (delivered under transportation or gathering agreements) we retain title to the gas through the redelivery points into downstream pipelines. The purchasers take title and control at these redelivery points. Sales proceeds are determined using the gas delivered for each monthly period based on an agreed upon index. We record the monthly proceeds realized at the redelivery points as gas sales revenue, and record the fees paid to the mid-stream pipeline as transportation expense.

Contracts for Processed Gas and NGLs
NGLs are unique in that they remain in a gas state through normal field operations, and are typically part of the gas stream delivered to a gas processor. A gas processing facility is necessary to separate the NGLs from the gas. The most common NGL components are ethane, propane, butane, isobutane and pentane. Each of these NGL components has unique industrial and/or residential markets. Prices, which are typically quoted on a per gallon basis, can vary substantially between these products.

Where our raw gas contains commercially recoverable NGL components, we enter into agreements with mid-stream gas processors under which the processor takes delivery at meter stations in the field and transports the gas to its processing facility. The processing facility extracts the recoverable NGLs and the remaining natural gas (“residue gas”) is delivered to a downstream pipeline, while the processor typically takes control of and purchases the NGLs at the plant tailgate.

We either take delivery of (take in kind) the residue gas at the plant tailgate and sell it to third party purchasers, or we sell the residue gas to the processor. Sales to third parties are negotiated on a monthly, seasonal or term basis and are priced at applicable market indexes. When we sell to the processor the sales price is determined using monthly index prices.

When we sell the NGLs to the processor, each NGL component has a separate index price. The processor’s statement segregates the individual component quantities and lists separate settlement amounts for each NGL component. The processor charges service or processing fees that are fixed in the processing agreement. We aggregate the revenue for all components and record NGL revenues as a single product.

Based on an analysis of the terms of our existing contracts, we determined that under substantially all of our processing agreements, we retain control of both the gas and NGLs through the processing facilities. As a result, the processor is both a service provider and a customer of the NGLs (and residue gas not sold to other parties) with the sales occurring at the plant outlet. Accordingly, we record gas and NGL sales at the value realized at the plant tailgate and record the processor’s fees as transportation and processing expense.
Contracts for Oil sales
Under our oil sales contracts, we sell oil production at field delivery points at agreed-upon index pricing, adjusted for location differentials and product quality. Oil is priced on a per barrel basis. Oil is picked up by our purchasers’ trucks at our tank batteries. Control transfers when it is loaded on the purchasers’ trucks. We record oil revenue at the price received at the pick-up points.
Contract balances
Under our contracts we either invoice our customers on a monthly basis or receive monthly settlement statements from the purchasers. Invoices and settlement statements cover the products delivered during the calendar month. The performance obligation is deemed fully satisfied for each unit of product at the time control is transferred to the purchaser. Payment of each monthly settlement is unconditional. Accordingly, our product sales contracts do not give rise to any contract assets or liabilities connected to future performance obligations under ASC 606. Receivables for oil and gas sales are included in Accounts Receivable, net in the condensed consolidated balance sheets. See Note 2 above.

Settlements for performance obligations
We record revenue for the production delivered to the purchasers during each monthly accounting period. Settlements typically occur 30 - 60 days after the end of the delivery month. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals. Adjustments to prior period estimates were not material for the periods presented in our condensed consolidated statements of operations.

Transaction price allocated to remaining performance obligations

Our contract terms vary, with many being greater than one-year. The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with ASC 606. The exemption, as described in ASC 606-10-50-14, applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. Product prices under our long-term contracts (with delivery obligations greater than one month) are tied to indexes reflective of market value at the time of delivery.
Production imbalances
Previously, the Company elected to utilize the entitlements method to account for natural gas production imbalances which is no longer available under ASC 606. To comply with the new standard, natural gas revenues are recognized based on the actual volume of natural gas sold to the purchasers. We do not have any material imbalances, so this change had no impact on our reported revenues.

Oil and Gas sales by product
The following table provides information regarding our oil and gas sales, by product, reported on the Statements of Operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Oil, natural gas and NGLs sales:
Oil	$11,439	$7,201
Natural gas	35,767	31,063
NGLs	5,560	4,148
Other	(14)	—
Total	$52,752	$42,412

(4)          Share-Based Compensation

Share-Based Compensation Plans

Upon the Company's emergence from bankruptcy on April 22, 2016, the Company's previous share-based compensation plans were canceled and the new 2016 Equity Incentive Plan was approved in accordance with the joint plan of reorganization. Under the previous share-based compensation plan the outstanding restricted stock awards and restricted stock unit awards for most employees vested on an accelerated basis while awards issued to certain officers of the Company and the Board of Directors were canceled.

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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.4 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. Capitalized share-based compensation was $0.1 million and less than $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

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

At March 31, 2018, we had $4.4 million of unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the three months ended March 31, 2018:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	508,730	$26.82
Options granted	—	$—
Options forfeited	(16,968)	$26.96
Options expired	(8,356)	$26.96
Options exercised	(29,199)	$24.27
Options outstanding, end of period	454,207	$26.98
Options exercisable, end of period	136,938	$25.93

Our outstanding stock option awards at March 31, 2018 had $1.3 million of aggregate intrinsic value. At March 31, 2018, the weighted average remaining contract life of stock option awards outstanding was 6.9 years and exercisable was 4.0 years. The total intrinsic value of stock option awards exercisable for the three months ended March 31, 2018 was $0.5 million.

Restricted Stock Units

The 2016 equity incentive compensation plan allows for the issuance of restricted stock unit awards that generally may not be sold or otherwise transferred until certain restrictions have lapsed. The compensation cost related to these awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of March 31, 2018, we had unrecognized compensation expense of $8.0 million related to our restricted stock units which is expected to be recognized over a weighted-average period of 2.7 years.

The following table provides information regarding restricted stock unit award activity for the three months ended March 31, 2018:

	Shares	Grant Date Price
Restricted stock units outstanding, beginning of period	346,740	$26.99
Restricted stock units granted	78,300	$27.80
Restricted stock units forfeited	(12,280)	$26.91
Restricted stock units vested	(62,577)	$25.58
Restricted stock units outstanding, end of period	350,183	$27.43

Performance-Based Stock Units

On February 20, 2018, the Company granted 30,700 performance-based stock units for which the number of shares earned is based on the Total Shareholder Return ("TSR") of the Company's common stock relative to the TSR of its selected peers ("Peer Group") during the performance period from January 1, 2018 to December 31, 2020 ("Performance Period"). The awards contain market conditions which allow a payout ranging between 0% payout and 200% of the target payout. The fair value as of the date of valuation was $41.66 per unit or 150.61% as a percentage of stock price with a remaining performance period of 2.9 years. The compensation expense for these awards is based on the per unit grant date valuation using a Monte-Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff vesting period of 3.0 years.

As of March 31, 2018, we had unrecognized compensation expense of $1.2 million related to our performance-based stock units, which is expected to be recognized over a period of 3.0 years. No shares vested during the three months ended March 31, 2018.

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share ("Diluted EPS") assumes, as of the beginning of the period, exercise of stock options and restricted stock grants using the treasury stock method. Diluted EPS also assumes conversion of performance-based restricted stock units to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and restricted stock grants that would potentially dilute Basic EPS in the future were also antidilutive for the three months ended March 31, 2018 and 2017 and are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$8,466	11,602	$0.73	$17,710	11,232	$1.58
Dilutive Securities:
Restricted Stock Awards		—			—
Restricted Stock Unit Awards		18			76
Stock Option Awards		107			15
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$8,466	11,727	$0.72	$17,710	11,323	$1.57

Approximately 0.4 million stock options to purchase shares were not included in the computation of Diluted EPS for each of the three months ended March 31, 2018 and 2017 because these stock options were antidilutive.

Approximately 0.1 million shares of restricted stock units that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended March 31, 2017 because they were antidilutive. There were no antidilutive shares of restricted stock units for the three months ended March 31, 2018 and less than 0.1 million antidilutive shares of performance-based restricted stock units in such period.

Approximately 4.3 million warrants to purchase common stock were not included in the computation of Diluted EPS for the three months ended March 31, 2018 and 2017, respectively, because these warrants were antidilutive.

(6)          Long-Term Debt

The Company's long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Credit Facility Borrowings (1)	$53,000	$73,000
Second Lien Notes due 2024	200,000	200,000
	253,000	273,000
Unamortized discount on Second Lien Notes due 2024	(1,941)	(1,992)
Unamortized debt issuance cost on Second Lien Notes due 2024 (2)	(5,688)	(5,683)
Long-Term Debt, net	$245,371	$265,325
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of March 31, 2018 and December 31, 2017, we had $5.2 million and $5.5 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.
(2) During the first three months of 2018, the Company capitalized an additional $0.3 million in debt issuance costs on the Second Lien Notes due 2024.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $53.0 million and $73.0 million as of March 31, 2018 and December 31, 2017, respectively. On April 19, 2017 the Company entered into a First Amended and Restated Senior Secured Revolving Credit Agreement among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended, including by the Third Amendment dated April 20, 2018 (the “Third Amendment to Credit Agreement”) to the First Amended and Restated Senior Secured Credit Agreement (as amended, the “Credit Agreement” and such facility, the “Credit Facility”). The Third Amendment to Credit Agreement reaffirmed the borrowing base at $330 million, decreased the applicable margin used to calculate the interest rate under the Credit Agreement by 50 basis points and carved out certain permitted basis differential swaps from the calculation of the maximum hedging covenant in the Credit Agreement.

The Credit Facility matures April 19, 2022, and provides for a maximum credit amount of $600 million. The borrowing base is regularly redetermined on or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their discretion in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

Interest under the Credit Facility accrues at the Company’s option either at an Alternative Base Rate plus the applicable margin (“ABR Loans”) or the LIBOR Rate plus the applicable margin (“Eurodollar Loans”). As of April 20, 2018, the applicable margin ranges from 1.25% to 2.25% for ABR Loans and 2.25% to 3.25% for Eurodollar Loans. The Alternate Base Rate and LIBOR Rates are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.50% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto.

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

As of March 31, 2018, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, totaled $5.9 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively. The amount of commitment fee amortization included in interest expense, net was $0.3 million and less than $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

We capitalized interest on our unproved properties in the amount $0.4 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

Senior Secured Second Lien Notes. On December 15, 2017, the Company entered into a note purchase agreement for Senior Secured Second Lien Notes (the “Second Lien”) among the Company as issuer, U.S. Bank National Association as agent and collateral agent (the “Second Lien Agent”), and certain holders that are a party thereto, and issued notes in an initial principal amount of $200 million, with a $2.0 million discount, for net proceeds of $198.0 million. The Company has the ability, subject to the satisfaction of certain conditions (including compliance with the Asset Coverage Ratio described below and the agreement of the holders to purchase such additional notes), to issue additional notes in a principal amount not to exceed $100 million. The Second Lien matures on December 15, 2024. On April 20, 2018 the Company entered into a First Amendment (the “First Amendment to the Second Lien”) which carves out certain permitted basis differential swaps from the calculation of the maximum hedging covenant in the Note Purchase Agreement.

Interest on the Second Lien is payable quarterly and accrues at LIBOR plus 7.5%; provided that if LIBOR ceases to be available, the Second Lien provides for a mechanism to use ABR (an alternate base rate) plus 6.5% as the applicable interest rate. The definitions of LIBOR and ABR are set forth in the Second Lien. To the extent that a payment, insolvency or, at the holders’ election, another default exists and is continuing, all amounts outstanding under the Second Lien will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. Additionally, to the extent the Company were to default on the Second Lien, this would potentially trigger a cross-default under our Credit Facility.

The Company has the right, to the extent permitted under the Credit Facility and subject to the terms and conditions of the Second Lien, to optionally prepay the notes, subject to the following repayment fees: during years one and two, a customary “make-whole” amount (which is equal to the present value of the remaining interest payments through the twenty-four month anniversary of the issuance of the Second Lien, discounted at a rate equal to the Treasury Rate plus 50 basis points) plus 2.0% of the principal amount of the notes repaid; during year three, 2.0% of the principal amount of the Second Lien being prepaid; during year four, 1.0% of the principal amount of the Second Lien being prepaid; and thereafter, no premium. Additionally, the Second Lien contains customary mandatory prepayment obligations upon asset sales (including hedge terminations), casualty events and incurrences of certain debt, subject to, in certain circumstances, reinvestment periods. Management believes the probability of mandatory prepayment due to default is remote.

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

The Second Lien contains an Asset Coverage Ratio, which is only tested (i) as a condition to issuance of additional notes and (ii) in connection with certain asset sales in order to determine whether the proceeds of such asset sale must be applied as a prepayment of the notes and includes in the numerator the PV-10 (defined below), based on forward strip pricing, plus the swap mark-to-market value of the commodity derivative contracts of the Company and its restricted subsidiaries and in the denominator the total net indebtedness of the Company and its restricted subsidiaries, of not less than 1.25 to 1.0 as of each date of determination (the “Asset Coverage Ratio Requirement”). PV-10 value is the estimated future net revenues to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%.

The Second Lien also contains a financial covenant measuring the ratio of total net debt to EBITDA, as defined in the purchase agreement, for the most recently completed four fiscal quarters, not to exceed 4.5 to 1.0 as of the last day of each fiscal quarter. As of March 31, 2018, the Company was in compliance with all financial covenants under the Second Lien.

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

    As of March 31, 2018, total net amounts recorded for the Second Lien Notes were $192.4 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $4.7 million for the three months ended March 31, 2018.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings.

(7)           Acquisitions and Dispositions

On March 1, 2018, the Company closed the sale of certain wells in its AWP Olmos field for proceeds, net of selling expenses, of $27.0 million. The buyer assumed approximately $6.3 million in asset retirement obligations. No gain or loss was recorded on the sale of this property.

Effective December 22, 2017, the Company closed a Purchase and Sale contract to sell the Company's wellbores and facilities in Bay De Chene and recorded a $16.3 million obligation related to the funding of certain plugging and abandonment costs as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Of the $16.3 million original obligation, $6.0 million was paid during the three months ended March 31, 2018. Additionally, we reclassified $1.3 million in other long-term liabilities related to this sale to current liabilities. The remaining obligation under this contract is $10.2 million and is carried in the accompanying condensed consolidated balance sheet as of March 31, 2018. This balance is made up of $6.4 million of current liability, which is included in “Accrued capital costs”, and $3.8 million which is included in “Other Long-Term Liabilities”.

There were no acquisitions or dispositions of developed properties during the three months ended March 31, 2017.

(8)          Price-Risk Management Activities

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

During the three months ended March 31, 2018 and 2017, the Company recorded losses of $6.4 million and gains of $10.9 million, respectively, on its commodity derivatives. The Company received net cash payments of $1.0 million and made net cash payments of $0.8 million for settled derivative contracts during the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018 and December 31, 2017, we had $0.6 million and $2.2 million, respectively, in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in April 2018 and January 2018, respectively. At March 31, 2018 and December 31, 2017, we also had $0.9 million and $0.4 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in "Accounts payable and accrued liabilities" and were subsequently paid in April 2018 and January 2018, respectively.

The fair values of our derivatives are computed using commonly accepted industry-standard models and are periodically verified against quotes from brokers. At March 31, 2018, there was $2.7 million and $3.1 million in current and long-term unsettled derivative assets and $7.7 million and $3.5 million in current and long-term unsettled derivative liabilities, respectively. At

December 31, 2017, there was $5.1 million and $2.6 million in current and long-term unsettled derivative assets and $5.1 million and $2.8 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying balance sheets. Under the right of set-off, there was a $5.4 million net fair value liability at March 31, 2018 and a $0.1 million net fair value liability at December 31, 2017. For further discussion, related to the fair value of the Company's derivatives, refer to Note 9 of these condensed consolidated financial statements.

The following tables summarize the weighted average prices as well as future production volumes for our unsettled derivative contracts in place as of March 31, 2018:

Oil Derivative Swaps (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted Average Price
2018 Contracts
2Q18	140,400	$52.57
3Q18	130,400	$52.40
4Q18	122,800	$52.23

2019 Contracts
1Q19	107,700	$52.77
2Q19	103,200	$52.72
3Q19	99,000	$52.79
4Q19	95,000	$52.73

2020 Contracts
1Q20	81,300	$52.42
2Q20	77,850	$52.38
3Q20	74,700	$52.34
4Q20	72,000	$52.29

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted Average Price
2018 Contracts
2Q18	5,868,000	$2.87
3Q18	9,834,000	$2.88
4Q18	11,241,000	$2.96

2019 Contracts
1Q19	7,516,000	$3.08
2Q19	6,060,000	$2.83
3Q19	5,550,000	$2.84
4Q19	5,966,000	$2.84

2020 Contracts
1Q20	5,370,000	$2.83
2Q20	3,688,000	$2.76
3Q20	3,585,000	$2.76
4Q20	3,362,000	$2.77

NGL Contracts	Total Volumes (Bbls)	Weighted Average Price
2018 Contracts
2Q18	118,200	$24.78
3Q18	112,200	$24.78
4Q18	148,200	$24.78

Natural Gas Basis Derivative Swap (East Texas Houston Ship Channel vs NYMEX Settlements)	Total Volumes (MMBtu)	Weighted Average Price
2018 Contracts
2Q18	5,765,000	$(0.040)
3Q18	9,460,000	$(0.020)
4Q18	10,550,000	$(0.080)

2019 Contracts
1Q19	1,200,000	$(0.100)
2Q19	1,205,000	$0.020
3Q19	1,210,000	$0.020
4Q19	1,210,000	$(0.050)

Oil Basis Contracts	Total Volumes (Bbls)	Weighted Average Price
2018 Contracts
2Q18	80,000	$4.13
3Q18	120,000	$4.13
4Q18	120,000	$4.13

(9)           Fair Value Measurements

Fair Value on a Recurring Basis. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, bank borrowings, and Second Lien. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value due to the highly liquid or short-term nature of these instruments.

The carrying value of our Credit Facility and Second Lien approximates fair value because the respective borrowing rates do not materially differ from market rates for similar borrowings. These are considered Level 3 valuations (defined below).

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of March 31, 2018 and December 31, 2017 and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these condensed consolidated financial statements.

	Fair Value Measurements at
(in millions)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Assets
Natural Gas Derivatives	$5.1	$—	$5.1	$—
Natural Gas Basis Derivatives	$0.2	$—	$0.2	$—
NGL Derivatives	$0.2	$—	$0.2	$—
Oil Basis Derivatives	$0.3	$—	$0.3	$—
Liabilities
Natural Gas Derivatives	$1.4	$—	$1.4	$—
Natural Gas Basis Derivatives	$2.0	$—	$2.0	$—
Oil Derivatives	$7.4	$—	$7.4	$—
Oil Basis Derivatives	$0.1	$—	$0.1	$—
NGL Derivatives	$0.3	$—	$0.3	$—
December 31, 2017
Assets
Natural Gas Derivatives	$7.2	$—	$7.2	$—
Natural Gas Basis Derivatives	$0.3	$—	$0.3	$—
NGL Derivatives	$0.1	$—	$0.1	$—
Liabilities
Natural Gas Derivatives	$1.3	$—	$1.3	$—
Natural Gas Basis Derivatives	$0.3	$—	$0.3	$—
Oil Derivatives	$5.2	$—	$5.2	$—
Oil Basis Derivatives	$0.1	$—	$0.1	$—
NGL Derivatives	$0.9	$—	$0.9	$—

Our current and long-term unsettled derivative assets and liabilities in the table above are measured at gross fair value and are shown on the accompanying condensed consolidated balance sheets in “Other current assets”, "Other long-term assets", "Accounts payable and accrued liabilities" and "Other long-term liabilities", respectively.

(10)           Asset Retirement Obligations

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2017 and the three months ended March 31, 2018 (in thousands):

Asset Retirement Obligations as of December 31, 2016	$32,256
Accretion expense	2,322
Liabilities incurred for new wells and facilities construction	253
Reductions due to sold wells and facilities	(21,466)
Reductions due to plugged wells and facilities	(2,366)
Revisions in estimates	(212)
Asset Retirement Obligations as of December 31, 2017	$10,787
Accretion expense	159
Liabilities incurred for new wells and facilities construction	7
Reductions due to sold wells and facilities	(6,265)
Reductions due to plugged wells and facilities	(121)
Revisions in estimates	85
Asset Retirement Obligations as of March 31, 2018	$4,652

At March 31, 2018 and December 31, 2017, approximately $0.5 million and $2.1 million of our asset retirement obligations were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial information and our consolidated financial statements and accompanying notes included in this report and our annual report on Form 10-K for the year ended December 31, 2017. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 35 of this report.

The Company applied fresh start accounting upon emergence from bankruptcy on April 22, 2016 which resulted in the Company becoming a new entity for financial reporting purposes.

Company Overview

SilverBow Resources is a growth oriented independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas where we have assembled approximately 100,000 net acres across five operating areas. Our acreage positions in each of our operating areas are highly contiguous and designed for optimal and efficient horizontal well development. We have built a balanced portfolio of properties with a significant base of current production and reserves coupled with low-risk development drilling opportunities and meaningful upside from newer operating areas.

Being a committed and long-term operator in South Texas, the Company possesses a significant understanding of the reservoir characteristics, geology, landowners and competitive landscape in the region. We leverage this in-depth knowledge to continue to assemble high quality drilling inventory while continuously enhancing our operations to maximize returns on capital invested.

We have transformed the Company from a conventional, Louisiana shallow water producer to a focused Eagle Ford player. Over the last few years we have successfully renegotiated midstream contracts, moved our headquarters to west Houston, and reduced headcount over 50%. We expect to continue our efforts to improve our G&A metrics as we execute on our strategic growth program. We continue to refine our portfolio, including the sale of certain AWP Olmos wells on March 1, 2018. This strategic divestiture allows us to better leverage existing personnel while lowering field-level costs on a per unit basis as it removes operational complexity from our portfolio. We believe there are other opportunities to continue streamlining our business to extract value for our shareholders.

Operational Results

Total production for the three months ended March 31, 2018 increased 19% from the three months ended March 31, 2017 to 161 Mmcfe/d primarily due to increased production from new wells in the Eagle Ford, partially offset by the AWP Olmos divestiture and normal production declines. Natural gas production for the three months ended March 31, 2018 was 132 Mmcfe/d, an increase of 18% from the three months ended March 31, 2017, primarily driven by increased activity levels in the Company’s Fasken area, combined with new activity on recently acquired acreage in the dry gas window of the Eagle Ford. During the first quarter 2018, the Company spud ten gross (eight net) wells while completing six gross (four net) wells. The Company completed a six well pad in Fasken in the quarter which included three Upper Eagle Ford wells. The Company also drilled a two well pad in Oro Grande during the first quarter.
The Company plans on operating two rigs for the remainder of the year with a focus on incorporating larger pad development concepts into the capital program and driving steady improvement in well productivity and costs. The Company recently added a high specification rig in early March. This rig will continue to focus on the shallower areas of the portfolio in Fasken and Artesia while the other rig focuses on our Southern Eagle Ford gas assets in LaSalle, McMullen and Live Oak Counties. The Company maintains considerable flexibility to modify the drilling program based on well results, commodity prices and other strategic opportunities. For the full year 2018, the Company remains on track to drill 32 and complete 26 net wells with the majority of the completions occurring in the second half of the year given the nature of pad drilling and the ramp up time associated with the second rig. The Company plans on drilling in all areas of its portfolio again in 2018 with a continued focus on demonstrating the commercial viability of the Company’s extensive drilling inventory.
The Company completed a six well pad in Fasken during the first quarter which included three wells targeting the Lower Eagle Ford and three wells targeting the Upper Eagle Ford. This pad was completed utilizing 300 foot frac stage spacing and 1,500 pounds of proppant per foot of lateral with an average lateral length of 7,500 feet. This pad came online in March and averaged nearly 65 Mmcfe/d during its first 30 days with total capital invested of approximately $30 million. Results from this pad further confirm the potential of stacked pay on the Company's Fasken acreage.

The Company continues to evaluate completion designs across its asset base assessing stage lengths, clusters per stage, fluid volumes and proppant concentrations. The Company is integrating new concepts to improve asset performance, increase capital efficiency, and reduce operating costs. Further, the addition of the second rig provided for more flexible time slot dedications with frac providers which will greatly enhance the Company’s ability to control the quality and timing of completion operations.
Strategic dispositions: On March 1, 2018, the Company divested certain wells in its AWP Olmos field for $27.0 million in cash plus the assumption by the buyer of $6.3 million of asset retirement obligations. This transaction had an effective date of January 1, 2018. These assets are located in McMullen County, Texas and include approximately 491 wells with total proved reserves of 28 Bcfe (100% proved developed) as of December 31, 2017. Full year 2017 production from these properties was approximately 9.5 Mmcfe/d (57% natural gas). Cash proceeds from the sale were used to repay outstanding borrowings under the Company’s Credit Facility.

2018 cost reduction initiatives: We continue to focus on cost efficient operations and took additional actions in the first three months of 2018 to reduce operating and overhead costs. These initiatives included field staff reductions, disposition of uneconomic and higher cost properties, full utilization of existing facilities, elimination of redundant equipment and replacement of rental equipment with company-owned equipment. We have also improved our processes for drilling and completing wells. Our procurement team takes a diligent and systematic approach to reducing the total delivered costs of purchased services by examining costs at their most detailed level. Services are commonly sourced directly from the suppliers, which has led to a significant reduction in our overall lease operating expenses at the field level. For example, our South Texas lease operating expenses were $0.34/Mcfe for the first three months of 2018 which compared to $0.47 for the same period a year ago. Additionally, the first quarter includes two months' contribution from certain wells in the AWP Olmos fields, that were sold on March 1, 2018. For the second quarter, we are guiding for lease operating expenses of $0.30 to $0.32, and we expect our metrics to improve throughout the year as production increases.

Additionally, our significant operational control and manageable leasehold obligations provide us the flexibility to control our costs as we transition to a development mode across our portfolio. At the corporate level, we have also undergone additional staff reductions, reduced the square footage of leased office space and are taking additional steps to further reduce overhead costs. These actions have led to cash general and administrative costs of $4.2 million (calculated as $5.6 million in net general and administrative costs less $1.4 million of share based compensation) for the first three months of 2018 or $0.29 per Mcfe, compared to $8.3 million (calculated as $9.8 million in net general and administrative costs less $1.5 million of share based compensation), or $0.68 per Mcfe, for the three months ended March 31, 2017.

Liquidity and Capital Resources

Our primary use of cash flow has been to fund capital expenditures to develop our oil and gas properties. As of March 31, 2018, the Company’s liquidity consisted of approximately $0.2 million of cash-on-hand and $273.6 million in available borrowings (calculated as $277 million of borrowing availability less $3.4 million in letters of credit) on our $330 million borrowing base under our Credit Facility. Management believes the Company has sufficient liquidity to meet its obligations beyond the next twelve months and execute its long-term development plans.

Revolving Credit Facility and Prior First Lien Credit Agreement. The Company entered into a First Amended and Restated Senior Secured Revolving Credit Agreement among the Company as borrower, JPMorgan Chase Bank, National Association as administrative agent, and certain lenders party thereto as amended, including by the Third Amendment dated April 20, 2018 (the “Third Amendment to Credit Agreement”) to the First Amended and Restated Senior Secured Credit Agreement (as amended, the “Credit Agreement” and such facility, the “Credit Facility”). The Third Amendment reaffirmed the borrowing base at $330 million, decreased the applicable margin used to calculate the interest rate under the Credit Agreement by 50 basis points and carved out certain permitted basis differential swaps from the calculation of the maximum hedging covenant in the Credit Agreement.

The Credit Facility matures April 19, 2022 and provides for a maximum credit amount of $600 million. The borrowing base is regularly redetermined on or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their discretion and in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

Interest under the Credit Facility accrues at the Company’s option either at an Alternative Base Rate plus the applicable margin (“ABR Loans”) or the LIBOR Rate plus the applicable margin (“Eurodollar Loans”). As of April 20, 2018 the applicable margin ranges from 1.25% to 2.25% for ABR Loans and 2.25% to 3.25% for Eurodollar Loans. The Alternate Base Rate and LIBOR Rate are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.50% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto.

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

We are in compliance with the covenants as of March 31, 2018 and expect to be in compliance with the covenants under the Credit Agreement during the next twelve months. Maintaining or increasing our borrowing base under our Credit Facility is dependent upon many factors, including commodities pricing, our hedge positions and our ability to raise capital to drill wells to replace produced reserves.

Senior Secured Second Lien Notes. On December 15, 2017, the Company entered into a note purchase agreement for Senior Secured Second Lien Notes (the “Second Lien”) among the Company as issuer, U.S. Bank National Association as agent and collateral agent (the “Second Lien Agent”), and certain holders that are a party thereto, and issued notes in an initial principal amount of $200 million, with a $2.0 million discount, for net proceeds of $198.0 million. The Company has the ability, subject to the satisfaction of certain conditions (including compliance with the Asset Coverage Ratio described below and the agreement of the holders to purchase such additional notes), to issue additional notes in a principal amount not to exceed $100 million. The Second Lien matures on December 15, 2024. On April 20, 2018 the Company entered into a First Amendment (the “First Amendment to the Second Lien”) which carves out certain permitted basis differential swaps from the calculation of the maximum hedging covenant in the Note Purchase Agreement.

Interest on the Second Lien is payable quarterly and accrues at LIBOR plus 7.5%; provided that if LIBOR ceases to be available, the Second Lien provides for a mechanism to use ABR (an alternate base rate) plus 6.5% as the applicable interest rate. The definitions of LIBOR and ABR are set forth in the Second Lien. To the extent that a payment, insolvency or, at the holders’ election, another default exists and is continuing, all amounts outstanding under the Second Lien will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. Additionally, to the extent the Company were to default on the Second Lien, this would potentially trigger a cross-default on our Credit Facility.

The Company has the right, to the extent permitted under the Credit Facility and subject to the terms and conditions of the Second Lien, to optionally prepay the notes, subject to the following repayment fees: during years one and two, a customary “make-whole” amount (which is equal to the present value of the remaining interest payments through the twenty-four month anniversary of the issuance of the Second Lien, discounted at a rate equal to the Treasury Rate plus 50 basis points) plus 2.0% of the principal amount of the notes repaid; during year three, 2.0% of the principal amount of the notes being prepaid; during year four, 1.0% of the principal amount of the notes being prepaid; and thereafter, no premium. Additionally, the Second Lien contains customary mandatory prepayment obligations upon asset sales (including hedge terminations), casualty events and incurrences of certain debt, subject to, in certain circumstances, reinvestment periods. Management believes the probability of mandatory prepayment due to default is remote.

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

The Second Lien contains an Asset Coverage Ratio, which is only tested (i) as a condition to the issuance of additional notes and (ii) in connection with certain asset sales in order to determine whether the proceeds of such asset sale must be applied as a prepayment of the notes and includes in the numerator the PV-10 (defined below), based on forward strip pricing, plus the swap mark-to-market value of the commodity derivative contracts of the Company and its restricted subsidiaries and in the denominator the total net indebtedness of the Company and its restricted subsidiaries, of not less than 1.25 to 1.0 as of each date of determination (the “Asset Coverage Ratio Requirement”). PV-10 value is the estimated future net revenues to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%.

The Second Lien also contains a financial covenant measuring the ratio of total net debt to EBITDA, as defined in the purchase agreement, for the most recently completed four fiscal quarters, not to exceed 4.5 to 1.0 as of the last day of each fiscal quarter. As of March 31, 2018, the Company was in compliance with all financial covenants under the Second Lien.

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

The debt was issued at a 1% discount of $2.0 million and the Company incurred $5.7 million in debt issuance costs. As of March 31, 2018, net amounts recorded for the Second Lien were $192.4 million, net of unamortized debt discount and debt issuance costs.

2017 Private Placement of Common Stock. Effective January 25, 2017 the Company entered into an agreement to sell approximately 1.4 million shares of its Common Stock in a private placement at a price of $28.50 per share, which resulted in approximately $40.0 million in gross proceeds. The shares were sold to select institutional accredited investors and the proceeds were primarily used to repay Credit Facility borrowings.

Contractual Commitments and Obligations

During the first quarter of 2018, we incurred commitments of approximately $9.0 million for drilling services to be provided over the next year. We had no other material changes in our contractual commitments during the three months ended March 31, 2018 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements requiring disclosure pursuant to article 303(a) of Regulation S-K.

Summary of First Quarter 2018 Financial Results

•
Revenues and net income (loss): The Company's oil and gas revenues were $52.8 million for the three months ended March 31, 2018, compared to $42.4 million for the three months ended March 31, 2017. Revenues were higher primarily due to overall higher production as well as higher oil and NGL pricing, partially offset by lower natural gas pricing. The Company's net income was $8.5 million for the three months ended March 31, 2018, compared to $17.7 million for the three months ended March 31, 2017. The decrease was primarily due to higher production partially offset by a loss on commodity derivatives.

•
Capital expenditures: The Company's capital expenditures on a cash basis were $33.8 million for the three months ended March 31, 2018 compared to $25.4 million for the three months ended March 31, 2017. The expenditures for the three months ended March 31, 2018 were primarily driven by development activity in our Fasken and Oro Grande fields in the Eagle Ford, while expenditures for the three months ended March 31, 2017 were primarily driven by development activity at our Fasken and AWP fields in the Eagle Ford play.

•
Working capital: The Company had a working capital deficit of $46.5 million at March 31, 2018 and a deficit of $32.9 million at December 31, 2017. The working capital computation does not include available liquidity through our Credit Facility.

•
Cash Flows: For the three months ended March 31, 2018, the Company generated cash from operating activities of $25.2 million, of which $5.3 million was attributable to changes in working capital. Cash used for property additions was $33.8 million. This excluded $12.2 million attributable to a net increase of capital related payables and accrued costs. Additionally, $6.0 million was paid during three months ended March 31, 2018 for property sale obligations related to the sale of our former Bay De Chene field. The Company’s net payments on the revolving Credit Facility were $20.0 million which includes the pay down on Credit Facility borrowings with proceeds from our AWP Olmos sale.

For the three months ended March 31, 2017, the Company generated cash from operating activities of $11.7 million, of which $5.7 million was attributable to changes in working capital. Cash used for property additions was $25.4 million; however, this does not include $7.4 million attributable to a net increase of capital related payables and accrued costs. The Company’s net payments on the revolving Credit Facility were $26.0 million for this period.

Results of Operations

Revenues — Three Months Ended March 31, 2018 and Three Months Ended March 31, 2017

Natural gas production was 82% and 83% of our production volumes for the three months ended March 31, 2018 and 2017, respectively. Natural gas sales were 68% and 73% of oil and gas sales for the three months ended March 31, 2018 and 2017, respectively.

Crude oil production was 7% of our production volumes for both the three months ended March 31, 2018 and 2017. Crude oil sales were 22% and 17% of oil and gas sales for the three months ended March 31, 2018 and 2017, respectively.

NGL production was 11% and 10% of our production volumes for the three months ended March 31, 2018 and 2017, respectively. NGL sales were 11% and 10% of oil and gas sales for the three months ended March 31, 2018 and 2017, respectively.

The following tables provide additional information regarding our oil and gas sales, by area, excluding any effects of our hedging activities, for the three months ended March 31, 2018 and 2017:

Fields	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$12.4	2,524	$4.2	1,016
AWP	12.0	2,452	13.6	3,146
Fasken	23.7	7,988	24.4	8,012
Other (1)	4.7	1,505	0.2	32
Total	$52.8	14,469	$42.4	12,206
(1) Primarily composed of our Oro Grande and Uno Mas fields.

The sales volumes increase from 2017 to 2018 was primarily due to increased natural gas production and increased drilling and completion activity.

In the first quarter of 2018, our $10.4 million, or 24% increase, in oil, NGL and natural gas sales from the prior year period resulted from:

•	Price variances that had an approximate $2.4 million favorable impact on sales due to the higher oil and NGL pricing, partially offset by lower natural gas pricing; and

•	Volume variances that had an $8.0 million favorable impact on sales due to overall higher volume production.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended March 31, 2018 and 2017 (in thousands, except per-dollar amounts):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Production volumes:
Oil (MBbl) (1)	177	146
Natural gas (MMcf)	11,917	10,104
Natural gas liquids (MBbl) (1)	248	204
Total (MMcfe)	14,469	12,206

Oil, Natural gas and Natural gas liquids sales:
Oil	$11,439	$7,201
Natural gas	35,767	31,063
Natural gas liquids	5,560	4,148
Total	$52,766	$42,412

Average realized price:
Oil	$64.59	$49.26
Natural gas	3.00	3.07
Natural gas liquids	22.39	20.33
Average per Mcfe	$3.65	$3.47

Price impact of cash-settled derivatives:
Oil	$(8.36)	$(2.82)
Natural gas	0.20	(0.03)
Natural gas liquids	(0.76)	—
Average per Mcfe	$0.05	$(0.05)

Average realized price including cash settled derivatives:
Oil	$56.22	$46.44
Natural gas	3.20	3.05
Natural gas liquids	21.63	20.33
Average per Mcfe	$3.70	$3.42

(1) Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent to six Mcfe

For the three months ended March 31, 2018 and 2017, the Company recorded net losses of $6.4 million and net gains of $10.9 million from our derivative activities, respectively. Hedging activity is recorded in “Net gain (loss) on commodity derivatives” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended March 31, 2018 and Three Months Ended March 31, 2017

The following table provides additional information regarding our expenses for the three months ended March 31, 2018 and 2017:

Costs and Expenses	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
General and administrative, net	$5,576	$9,834
Depreciation, depletion, and amortization	13,131	9,715
Accretion of asset retirement obligation	159	564
Lease operating cost	4,961	5,773
Transportation and gas processing	5,025	4,385
Severance and other taxes	3,031	1,618
Interest expense, net	5,890	3,607
Total Costs and Expenses	$37,773	$35,496

General and Administrative Expenses, Net. These expenses on a per Mcfe basis were $0.39 and $0.81 for the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily due to lower salaries and burdens, lower legal and professional fees, lower franchise taxes and lower employment costs, partially offset by higher office rent. Included in general and administrative expenses is $1.4 million and $1.5 million in share based compensation for the three months ended March 31, 2018 and 2017, respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses on a per Mcfe basis were $0.91 and $0.80 for the three months ended March 31, 2018 and 2017, respectively. The increase in the rate per unit is primarily due to a higher depletable base relative to reserves. The higher depletion expense is due to a higher production and a higher per unit rate.

Lease operating cost. These expenses on a per Mcfe basis were $0.34 and $0.47 for the three months ended March 31, 2018 and 2017, respectively. The decrease per Mcfe was primarily due to a concentrated effort to reduce overall operating costs as well as divestitures of assets.

Transportation and gas processing. These expenses are related to natural gas and NGL sales. These expenses on a per Mcfe basis were $0.35 and $0.36 for the three months ended March 31, 2018 and 2017, respectively.

Severance and Other Taxes. These expenses on a per Mcfe basis were $0.21 and $0.13 for the three months ended March 31, 2018 and 2017, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.7% and 3.8% for the three months ended March 31, 2018 and 2017. This increase is primarily due to an estimated increase in the taxable base for ad valorem tax and higher severance tax rates on new wells which are realizing a lower rate benefit under the Texas high cost well incentive program.

Interest. Our gross interest cost was $6.3 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in gross interest cost is primarily due to the interest on our Second Lien, partially offset by lower interest on our Credit Facility due to decreased borrowings. Interest cost of $0.4 million and $0.2 million was capitalized in the first quarters of 2018 and 2017, respectively.

Income Taxes. There was no expense for income taxes in each of the three months ended March 31, 2018 and 2017 as the Company had significant deferred tax assets in excess of deferred tax liabilities. Because of uncertainty about the realization of any future tax benefits, the Company has carried a full valuation allowance against its net deferred tax asset balance. Tax expense for income related to these periods was offset by reductions in our valuation allowance.

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

The following tables present reconciliations of our net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net Income (Loss)	$8,466	$17,710
Plus:
Depreciation, depletion and amortization	13,131	9,715
Accretion of asset retirement obligations	159	564
Interest expense	5,890	3,607
Derivative (gain)/loss	6,355	(10,936)
Derivative cash settlements collected/(paid) (1)	735	(668)
Share-based compensation expense	1,359	1,503
Adjusted EBITDA	$36,095	$21,495
(1) This includes accruals for settled contracts covering commodity deliveries during the period where the actual cash settlements occur outside of the period.

Critical Accounting Policies and New Accounting Pronouncements

Revenue Recognition. Effective January 1, 2018, we adopted ASC 606 - Revenue from Contracts with Customers using the modified retrospective method of adoption. Adoption of this standard did not result in any changes to our reporting. See Note 3 to our condensed consolidated financial statements for more information.

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

At December 31, 2017 the Company’s total lease commitments were approximately $6.2 million. There have been no material changes to our previously disclosed lease commitment amounts. Of this total, $2.0 million related to our corporate office sub-lease which has a remaining term of 3.4 years. The remaining are generally for equipment and vehicle leases, most of which are expiring during 2018. The Company did not incur any additional lease obligations during the first three months of 2018. The Company is in the process of evaluating other contracts that may contain lease components that need to be recognized under this standard. Management plans to adopt ASU 2016-02 in the quarter ending March 31, 2019. Management continuously evaluates the economics of leasing versus purchase for operating equipment. The lease obligations that will be in place upon adoption of ASU 2016-02 may be significantly different than the current obligations. Accordingly, at this time we cannot estimate the amount that will be capitalized when this standard is adopted.

In January 2017, the FASB issued ASU 2017-01, to assist entities in evaluating whether transactions should be accounted for as an acquisition or disposal of an asset or business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities are not a business. The guidance is effective for companies beginning January 1, 2018. The Company has adopted this guidance as of January 1, 2018 and will apply it to any subsequent transactions.

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated production levels, expected oil and natural gas pricing, estimated oil and natural gas reserves or the present value thereof, reserve increases, capital expenditures, budget, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words "could," "believe," "anticipate," "intend," "estimate," “budgeted”, "expect," "may," "continue," "predict," "potential," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

• volatility in natural gas, oil and NGL prices;
• future cash flows and their adequacy to maintain our ongoing operations;
• liquidity, including our ability to satisfy our short- or long-term liquidity needs;
• our borrowing capacity, future covenant compliance, cash flows and liquidity;
• operating results;
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
• uncertainty regarding our future operating results; and
• other risks and uncertainties described in Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2017.

All forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Risk Factors" in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Our price-risk management policy permits the utilization of agreements and financial instruments (such as futures, forward contracts, swaps and options contracts) to mitigate price risk associated with fluctuations in oil and natural gas prices. We do not utilize these agreements and financial instruments for trading and only enter into derivative agreements with banks in our Credit Facility. For additional discussion related to our price-risk management policy, refer to Note 8 of our condensed consolidated financial statements included in Item 1 of this report.

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

Interest Rate Risk. At March 31, 2018, we had $53.0 million drawn under our Credit Facility which has a floating rate of interest and therefore is susceptible to interest rate fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in the 2017 Annual Report Form 10-K.

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

10.1+*	Form of Performance Restricted Stock Unit Agreement.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
*Filed herewith
+Management contract or compensatory plan or arrangement
# Furnished herewith. Not considered to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERBOW RESOURCES, INC. (Registrant)
Date:	May 9, 2018	By:	/s/ G. Gleeson Van Riet
G. Gleeson Van Riet Executive Vice President and Chief Financial Officer

Date:	May 9, 2018	By:	/s/ Gary G. Buchta
Gary G. Buchta Controller