Form 10-Q
period 2018-09-30
SILVERBOW RESOURCES, INC.
filed 2018-11-07
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑	Non-Accelerated Filer	☐	Smaller Reporting Company	☑
Emerging Growth Company	☐

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

Yes	☑	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	11,692,101 Shares outstanding at November 1, 2018

Explanatory Note

On May 5, 2017, through an amendment to its Certificate of Incorporation and Bylaws, Swift Energy Company changed its name to SilverBow Resources, Inc. Additionally, SilverBow Resources, Inc. began trading on the New York Stock Exchange ("NYSE") under the symbol "SBOW" on May 5, 2017.

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except share amounts)

	September 30, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$4,542	$7,806
Accounts receivable, net	31,066	27,263
Fair value of commodity derivatives	2,584	5,148
Other current assets	2,928	2,352
Total Current Assets	41,120	42,569
Property and Equipment:
Property and Equipment, full cost method, including $54,986 and $50,377 of unproved property costs not being amortized at the end of each period	891,708	712,166
Less – Accumulated depreciation, depletion, amortization & impairment	(261,763)	(216,769)
Property and Equipment, Net	629,945	495,397
Fair value of long-term commodity derivatives	2,624	2,553
Other Long-Term Assets	6,535	10,751
Total Assets	$680,224	$551,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$48,108	$44,437
Fair value of commodity derivatives	17,925	5,075
Accrued capital costs	51,930	10,883
Accrued interest	2,304	2,106
Undistributed oil and gas revenues	12,671	12,996
Total Current Liabilities	132,938	75,497

Long-Term Debt, net	316,773	265,325
Deferred Tax Liabilities	549	—
Asset Retirement Obligations	4,158	8,678
Fair value of long-term commodity derivatives	8,352	2,758
Other Long-Term Liabilities	1,250	5,554
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,757,972 and 11,621,385 shares issued and 11,692,101 and 11,570,621 shares outstanding, respectively	118	116
Additional paid-in capital	284,406	279,111
Treasury stock, held at cost, 65,871 and 50,764 shares	(1,870)	(1,452)
Retained earnings (Accumulated deficit)	(66,450)	(84,317)
Total Stockholders’ Equity	216,204	193,458
Total Liabilities and Stockholders’ Equity	$680,224	$551,270

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except per-share amounts)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Revenues:
Oil and gas sales	$65,034	$49,019

Operating Expenses:
General and administrative, net	5,486	6,031
Depreciation, depletion, and amortization	18,766	11,832
Accretion of asset retirement obligations	87	582
Lease operating costs	4,207	5,831
Transportation and gas processing	6,138	4,921
Severance and other taxes	2,464	2,479
Total Operating Expenses	37,148	31,676

Operating Income (Loss)	27,886	17,343

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(13,600)	(1,603)
Interest expense, net	(7,212)	(2,868)
Other income (expense), net	226	12

Income (Loss) Before Income Taxes	7,300	12,884

Provision (Benefit) for Income Taxes	220	—

Net Income (Loss)	$7,080	$12,884

Per Share Amounts-

Basic: Net Income (Loss)	$0.61	$1.12

Diluted: Net Income (Loss)	$0.60	$1.12

Weighted Average Shares Outstanding - Basic	11,671	11,531

Weighted Average Shares Outstanding - Diluted	11,792	11,545

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except per-share amounts)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues:
Oil and gas sales	$169,134	$137,216

Operating Expenses:
General and administrative, net	16,856	22,676
Depreciation, depletion, and amortization	44,994	32,375
Accretion of asset retirement obligations	330	1,722
Lease operating costs	12,927	16,380
Transportation and gas processing	16,585	14,067
Severance and other taxes	8,156	6,377
Total Operating Expenses	99,848	93,597

Operating Income (Loss)	69,286	43,619

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(30,707)	14,465
Interest expense, net	(19,686)	(11,117)
Other income (expense), net	(477)	(133)

Income (Loss) Before Income Taxes	18,416	46,834

Provision (Benefit) for Income Taxes	549	—

Net Income (Loss)	$17,867	$46,834

Per Share Amounts-

Basic: Net Income (Loss)	$1.53	$4.10

Diluted: Net Income (Loss)	$1.52	$4.08

Weighted Average Shares Outstanding - Basic	11,643	11,417

Weighted Average Shares Outstanding - Diluted	11,759	11,479

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2016	$101	$232,917	$(675)	$(156,288)	$76,055

Purchase of treasury shares (28,279 shares)	—	—	(777)	—	(777)
Issuance common stock (1,403,508 shares)	14	39,166	—	—	39,180
Issuance of restricted stock (141,818 shares)	1	(1)	—	—	—
Share-based compensation	—	7,029	—	—	7,029
Net Income	—	—	—	71,971	71,971
Balance, December 31, 2017	$116	$279,111	$(1,452)	$(84,317)	$193,458

Shares issued from option exercise (29,199 shares)	1	708	—	—	709
Purchase of treasury shares (15,107 shares)	—	—	(418)	—	(418)
Issuance of restricted stock (107,388 shares)	1	(1)	—	—	—
Share-based compensation	—	4,588	—	—	4,588
Net Income	—	—	—	17,867	17,867
Balance, September 30, 2018	$118	$284,406	$(1,870)	$(66,450)	$216,204

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$17,867	$46,834
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	44,994	32,375
Accretion of asset retirement obligations	330	1,722
Deferred income taxes	549	—
Share-based compensation expense	4,240	4,538
(Gain) Loss on derivatives, net	30,707	(14,465)
Cash settlement (paid) received on derivatives	(5,671)	(2,503)
Settlements of asset retirement obligations	(159)	(2,245)
Write down of debt issuance cost	—	2,401
Other	4,114	760
Change in operating assets and liabilities-
(Increase) decrease in accounts receivable and other current assets	(6,533)	(3,884)
Increase (decrease) in accounts payable and accrued liabilities	(2,612)	1,605
Increase (decrease) in accrued interest	198	(86)
Net Cash Provided by (used in) Operating Activities	88,024	67,052
Cash Flows from Investing Activities:
Additions to property and equipment	(163,151)	(141,636)
Proceeds from the sale of property and equipment	27,940	653
Payments on property sale obligations	(7,036)	—
Transfer of company funds from restricted cash	(222)	—
Transfer of company funds to restricted cash	—	26
Net Cash Provided by (Used in) Investing Activities	(142,469)	(140,957)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	192,300	349,000
Payments of bank borrowings	(141,300)	(297,000)
Net proceeds from issuances of common stock	709	39,180
Purchase of treasury shares	(418)	(618)
Payments of debt issuance costs	(330)	(4,073)
Net Cash Provided by (Used in) Financing Activities	50,961	86,489

Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	(3,484)	12,584
Cash, Cash Equivalents and Restricted Cash, at Beginning of Period	8,026	497
Cash, Cash Equivalents and Restricted Cash at End of Period	$4,542	$13,081

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$17,620	$11,390
Changes in capital accounts payable and capital accruals	$54,060	$9,375
Changes in other long-term liabilities for capital expenditures	$(3,750)	$—
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

Subsequent Events. We have evaluated subsequent events requiring potential accrual or disclosure in our condensed consolidated financial statements. Effective November 6, 2018, as part of our regularly scheduled borrowing base redetermination, we increased the borrowing base of our Credit Facility (as defined below) to $410 million and made other amendments to the facility. See Note 6 of these notes to condensed consolidated financial statements for further details. There were no other material subsequent events requiring additional disclosure in these condensed consolidated financial statements.

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended September 30, 2018 and 2017, such internal costs capitalized totaled $1.2 million and $1.3 million, respectively. For both the nine months ended September 30, 2018 and 2017, such internal costs capitalized totaled $3.6 million. Interest costs are also capitalized to unproved oil and natural gas properties (refer to Note 6 of these notes to condensed consolidated financial statements for further discussion on capitalized interest costs).

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	September 30, 2018	December 31, 2017
Property and Equipment
Proved oil and gas properties	$833,202	$658,519
Unproved oil and gas properties	54,986	50,377
Furniture, fixtures, and other equipment	3,520	3,270
Less – Accumulated depreciation, depletion, amortization & impairment	(261,763)	(216,769)
Property and Equipment, Net	$629,945	$495,397

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

The quarterly calculations of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. There was no write-down for each of the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017.

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

Revenue Recognition. The Company adopted the new revenue recognition standard for revenue from contracts from customers (ASC 606) effective January 1, 2018. See Note 3 in these notes to condensed consolidated financial statements for further details.

Accounts Receivable, Net. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both September 30, 2018 and December 31, 2017, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable” balance on the accompanying condensed consolidated balance sheets.

At September 30, 2018, our “Accounts receivable” balance included $24.2 million for oil and gas sales, $3.3 million due from joint interest owners, $0.9 million for severance tax credit receivables and $2.7 million for other receivables. At December 31, 2017, our “Accounts receivable” balance included $20.1 million for oil and gas sales, $2.1 million due from joint interest owners, $2.1 million for severance tax credit receivables and $3.0 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net,” on the accompanying condensed consolidated statements of operations. The amount of supervision fees charged for each of the nine months ended September 30, 2018 and 2017 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $1.2 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $3.4 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2018, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

The Company was in a net deferred tax asset position at both September 30, 2018 and December 31, 2017 for United States federal income taxes. Management has determined that it is not more likely than not that the Company will realize future cash benefits from its remaining federal carryover items and, accordingly, has taken a full valuation allowance to offset its tax assets. Tax expense associated with federal income taxes was fully offset by adjustments to the valuation allowance. We recognized $0.2 million and $0.5 million for deferred state income tax expense during the three and nine months ended September 30, 2018, respectively. We did not recognize any deferred state income tax expense during the three and nine months ended September 30, 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. tax code that includes, among other provisions, a permanent reduction of the U.S. federal corporate tax rate from 35% to 21% and a repeal of the alternative minimum tax regime, both effective January 1, 2018. Because of the Company’s net deferred tax asset and valuation allowance positions, these changes did not impact tax expense for the three and nine months ended September 30, 2018.

The provisions of the Act, including its extensive transition rules, are complex and interpretive guidance continues to develop. The Company’s deferred tax balances and offsetting valuation allowance should be considered provisional. The final application of the Act to the Company’s tax computations may result in further adjustments. Changes could arise as regulatory and interpretive action continues to clarify aspects of the Act and as changes are made to estimates that the Company has utilized in calculating the transition impacts. The Company expects to make any adjustments, if necessary, related to the impacts of this legislation by the end of 2018.

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	September 30, 2018	December 31, 2017
Trade accounts payable	$26,040	$20,884
Accrued operating expenses	3,062	3,490
Accrued compensation costs	3,860	5,334
Asset retirement obligations – current portion	469	2,109
Accrued non-income based taxes	8,237	3,898
Accrued corporate and legal fees	2,547	2,784
Other payables	3,893	5,938
Total accounts payable and accrued liabilities	$48,108	$44,437

Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. These amounts do not include cash balances that are contractually restricted.

Long-term Restricted Cash. Long-term restricted cash includes amounts held in escrow accounts to satisfy plugging and abandonment obligations. As of September 30, 2018, there was no long-term restricted cash held while at December 31, 2017 there was $0.2 million. These restricted cash balances are reported in “Other Long-Term Assets” on the accompanying condensed consolidated balance sheets.

The following table is a reconciliation of the total cash and cash equivalents and restricted cash in the accompanying condensed consolidated statement of cash flows and their corresponding balance sheet presentation (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$4,542	$7,806	$12,861
Long-term restricted cash (1)	—	220	220
Total cash, cash equivalents and restricted cash	$4,542	$8,026	$13,081
(1) Long-term restricted cash is included in “Other Long-Term Assets” on the accompanying condensed consolidated balance sheets.

Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock held, at cost” on the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2018, we purchased 15,107 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares.

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

New Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which requires lessees to record most leases on the balance sheet. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to apply this guidance prospectively upon adoption.

At December 31, 2017, the Company’s total lease commitments were approximately $6.2 million. There have been no material changes to our previously disclosed lease commitment amounts. Of this total, $2.0 million is related to our corporate office sub-lease which had a remaining term of approximately three years. The remaining commitments are generally for equipment and vehicle leases. The Company did not enter into any significant additional lease obligations during the first nine months of 2018 and is in the process of evaluating other contracts that may contain lease components that need to be recognized under this standard. Management plans to adopt ASU 2016-02 in the quarter ending March 31, 2019.

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

Oil and Gas sales by product
The following table provides information regarding our oil and gas sales, by product, reported on the Statements of Operations for the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Oil, natural gas and NGLs sales:
Oil	$11,124	$7,996	$32,202	$21,724
Natural gas	43,697	35,242	115,833	101,349
NGLs	10,213	5,780	21,113	14,143
Other	—	—	(14)	—
Total	$65,034	$49,019	$169,134	$137,216

(4)          Share-Based Compensation

Share-Based Compensation Plans

Upon the Company's emergence from bankruptcy on April 22, 2016, the Company's previous share-based compensation plans were canceled and the SilverBow Resources, Inc. 2016 Equity Incentive Plan (as amended from time to time, the “2016 Plan”), which provides for the grant of equity-based awards, was approved in accordance with the joint plan of reorganization. Under the previous share-based compensation plan, in April 2016, the outstanding restricted stock awards and restricted stock unit awards for most employees became fully vested on an accelerated basis while awards issued to certain officers of the Company and the Board of Directors were canceled. In addition to the 2016 Plan, the SilverBow Resources, Inc. Inducement Plan (as amended from time to time, the “Inducement Plan”), which also provides for the grant of equity-based awards, was adopted by the Board on December 15, 2016. Awards have been granted under the 2016 Plan and the Inducement Plan.

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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.6 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $4.2 million and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively. Capitalized share-based compensation was $0.1 million for each of the three months ended September 30, 2018 and 2017, and $0.3 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

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

At September 30, 2018, we had $7.1 million of unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the nine months ended September 30, 2018:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	508,730	$26.82
Options granted	201,406	$31.14
Options forfeited	(24,365)	$26.96
Options expired	(11,997)	$26.96
Options exercised	(29,199)	$24.27
Options outstanding, end of period	644,575	$28.28
Options exercisable, end of period	159,127	$26.84

Our outstanding stock option awards at September 30, 2018 had $0.6 million of aggregate intrinsic value. At September 30, 2018, the weighted average remaining contract life of stock option awards outstanding was 7.5 years and exercisable was 3.4 years. The total intrinsic value of stock option awards exercisable for the nine months ended September 30, 2018 was $0.3 million.

Restricted Stock Units

The 2016 Plan and Inducement Plan allow for the issuance of restricted stock unit awards that generally may not be sold or otherwise transferred until certain restrictions have lapsed. The compensation cost related to these awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of September 30, 2018, we had unrecognized compensation expense of $7.3 million related to our restricted stock units which is expected to be recognized over a weighted-average period of 2.5 years.

The following table provides information regarding restricted stock unit award activity for the nine months ended September 30, 2018:

	Shares	Grant Date Price
Restricted stock units outstanding, beginning of period	346,740	$26.99
Restricted stock units granted	126,728	$28.63
Restricted stock units forfeited	(26,100)	$26.53
Restricted stock units vested	(106,690)	$26.99
Restricted stock units outstanding, end of period	340,678	$27.64

Performance-Based Stock Units

On February 20, 2018, the Company granted 30,700 performance-based stock units for which the number of shares earned is based on the total shareholder return (“TSR”) of the Company's common stock relative to the TSR of its selected peers ("Peer Group") during the performance period from January 1, 2018 to December 31, 2020 ("Performance Period"). The awards contain market conditions which allow a payout ranging between 0% payout and 200% of the target payout. The fair value as of the date of valuation was $41.66 per unit or 150.61% as a percentage of stock price with a remaining performance period of 2.7 years. The compensation expense for these awards is based on the per unit grant date valuation using a Monte-Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years.

As of September 30, 2018, we had unrecognized compensation expense of $1.0 million related to our performance-based stock units, which is expected to be recognized over a period of 2.4 years. No shares vested during the nine months ended September 30, 2018.

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share ("Diluted EPS") assumes, as of the beginning of the period, exercise of stock options and restricted stock grants using the treasury stock method. Diluted EPS also assumes conversion of performance-based restricted stock units to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and restricted stock grants that would potentially dilute Basic EPS in the future were also antidilutive for the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017 are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$7,080	11,671	$0.61	$12,884	11,531	$1.12
Dilutive Securities:
Restricted Stock Awards		—			—
Restricted Stock Unit Awards		103			13
Stock Option Awards		18			1
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$7,080	11,792	$0.60	$12,884	11,545	$1.12

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$17,867	11,643	$1.53	$46,834	11,417	$4.10
Dilutive Securities:
Restricted Stock Awards		—			—
Restricted Stock Unit Awards		99			53
Stock Option Awards		17			9
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$17,867	11,759	$1.52	$46,834	11,479	$4.08

Approximately 0.5 million and 0.4 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended September 30, 2018 and 2017, respectively, and 0.4 million and 0.3 million for the nine months ended September 30, 2018 and 2017, respectively, because these stock options were antidilutive.

Less than 0.1 million and approximately 0.2 million shares of restricted stock units that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended September 30, 2018 and 2017, respectively, because they were antidilutive. There were less than 0.1 million and approximately 0.1 million antidilutive shares of restricted stock units for the nine months ended September 30, 2018 and 2017, respectively.

Less than 0.1 million shares of performance-based restricted stock units were not included in the computation of Diluted EPS for the three and nine months ended September 30, 2018 because they were antidilutive.

Approximately 4.3 million warrants to purchase common stock were not included in the computation of Diluted EPS for the three months ended September 30, 2018 and 2017 and for the nine months ended September 30, 2018 and 2017 because these warrants were antidilutive.

(6)          Long-Term Debt

The Company's long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Credit Facility Borrowings (1)	$124,000	$73,000
Second Lien Notes due 2024	200,000	200,000
	324,000	273,000
Unamortized discount on Second Lien Notes due 2024	(1,836)	(1,992)
Unamortized debt issuance cost on Second Lien Notes due 2024	(5,391)	(5,683)
Long-Term Debt, net	$316,773	$265,325
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of September 30, 2018 and December 31, 2017, we had $4.5 million and $5.5 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $124.0 million and $73.0 million as of September 30, 2018 and December 31, 2017, respectively. On April 19, 2017, the Company entered into a First Amended and Restated Senior Secured Revolving Credit Agreement among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended, including the Fourth Amendment effective November 6, 2018 (the “Fourth Amendment to Credit Agreement”) to the First Amended and Restated Senior Secured Credit Agreement (as so amended, the “Credit Agreement” and such facility, the “Credit Facility”). The Fourth Amendment to Credit Agreement increased the borrowing base from $330 million to $410 million and decreased the applicable margins used to calculate the interest rate under the Credit Agreement by 25 basis points.

The Credit Facility matures April 19, 2022, and provides for a maximum credit amount of $600 million and a current borrowing base of $410 million. The borrowing base is regularly redetermined on or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their discretion in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

Interest under the Credit Facility accrues at the Company’s option either at an Alternative Base Rate plus the applicable margin (“ABR Loans”) or the LIBOR Rate plus the applicable margin (“Eurodollar Loans”). As of November 6, 2018, the applicable margin ranged from 1.00% to 2.00% for ABR Loans and 2.00% to 3.00% for Eurodollar Loans. The Alternate Base Rate and LIBOR Rates are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.50% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto.

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

As of September 30, 2018, the Company was in compliance with all financial covenants under the Credit Agreement. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodities pricing, our hedge positions and our ability to raise capital to drill wells to replace produced reserves.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $2.1 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively, and $5.1 million and $11.6 million for the nine months ended September 30, 2018 and 2017, respectively. The amount of commitment fee amortization included in interest expense, net was $0.3 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

We capitalized interest on our unproved properties in the amount of $0.2 million for both the three months ended September 30, 2018 and 2017, and $0.9 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Senior Secured Second Lien Notes. On December 15, 2017, the Company entered into a note purchase agreement for Senior Secured Second Lien Notes (the “Second Lien”) among the Company as issuer, U.S. Bank National Association as agent and collateral agent (the “Second Lien Agent”), and certain holders that are a party thereto, and issued notes in an initial principal amount of $200 million, with a $2.0 million discount, for net proceeds of $198.0 million. The Company has the ability, subject to the satisfaction of certain conditions (including compliance with the Asset Coverage Ratio described below and the agreement of the holders to purchase such additional notes), to issue additional notes in a principal amount not to exceed $100 million. The Second Lien matures on December 15, 2024. On April 20, 2018, the Company entered into a First Amendment (the “First Amendment to the Second Lien”) which carves out certain permitted basis differential swaps from the calculation of the maximum hedging covenant in the Second Lien note purchase agreement.

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

The Second Lien also contains a financial covenant measuring the ratio of total net debt to EBITDA, as defined in the Second Lien note purchase agreement, for the most recently completed four fiscal quarters, not to exceed 4.5 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2018, the Company was in compliance with all financial covenants under the Second Lien.

The Second Lien contains certain customary representations, warranties and covenants, including but not limited to, limitations on incurring debt and liens, limitations on making certain restricted payments, limitations on investments, limitations on asset sales and hedge unwinds, limitations on transactions with affiliates and limitations on modifying organizational documents and material contracts. The Second Lien contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Second Lien to be immediately due and payable.

    As of September 30, 2018, total net amounts recorded for the Second Lien were $192.8 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $5.3 million and $15.3 million for the three and nine months ended September 30, 2018.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings.

(7)           Acquisitions and Dispositions

On March 1, 2018, the Company closed the sale of certain wells in its AWP Olmos field for proceeds, net of selling expenses, of $27.0 million, with an effective date of January 1, 2018. The buyer assumed approximately $6.3 million in asset retirement obligations. No gain or loss was recorded on the sale of this property.

Effective December 22, 2017, the Company closed a Purchase and Sale contract to sell the Company's wellbores and facilities in Bay De Chene and recorded a $16.3 million obligation related to the funding of certain plugging and abandonment costs as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Of the $16.3 million original obligation, $7.0 million was paid during the nine months ended September 30, 2018. Additionally, we reclassified $3.8 million in other long-term liabilities related to this sale to current liabilities. The remaining obligation under this contract is $9.3 million and is carried in the accompanying condensed consolidated balance sheet as of September 30, 2018. This balance is made up of $8.0 million of current liability, which is included in “Accrued capital costs,” and $1.3 million, which is included in “Other Long-Term Liabilities.”

There were no acquisitions or dispositions of developed properties during the three and nine months ended September 30, 2017.

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

During the three months ended September 30, 2018 and 2017, the Company recorded losses of $13.6 million and $1.6 million, respectively, on its commodity derivatives. During the nine months ended September 30, 2018 and 2017, the Company recorded losses of $30.7 million and gains of $14.5 million, respectively, on its commodity derivatives. The Company made net cash payments of $5.7 million and $2.5 million for settled derivative contracts during the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, there were no receivables for settled derivatives while at December 31, 2017 we had $2.2 million in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in January 2018. At September 30, 2018 and December 31, 2017, we also had $2.4 million and $0.4 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in "Accounts payable and accrued liabilities" and were subsequently paid in October 2018 and January 2018, respectively.

The fair values of our derivatives are computed using commonly accepted industry-standard models and are periodically verified against quotes from brokers. At September 30, 2018, there was $2.6 million in current unsettled derivative assets and $2.6 million in long-term unsettled derivative assets and $17.9 million and $8.4 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2017, there was $5.1 million and $2.6 million in current and long-term unsettled derivative assets and $5.1 million and $2.8 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying balance sheets. Under the right of set-off, there was a $21.1 million net fair value liability at September 30, 2018 and a $0.1 million net fair value liability at December 31, 2017. For further discussion, related to the fair value of the Company's derivatives, refer to Note 9 of these notes to condensed consolidated financial statements.

The following tables summarize the weighted average prices as well as future production volumes for our unsettled derivative contracts in place as of September 30, 2018:

Oil Derivative Swaps (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted Average Price
2018 Contracts
4Q18	122,800	$52.23

2019 Contracts
1Q19	116,700	$53.75
2Q19	112,200	$53.74
3Q19	108,000	$53.85
4Q19	104,000	$53.83

2020 Contracts
1Q20	81,300	$52.42
2Q20	77,850	$52.38
3Q20	74,700	$52.34
4Q20	72,000	$52.29

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted Average Price
2018 Contracts
4Q18	8,273,000	$2.96

2019 Contracts
1Q19	7,516,000	$3.08
2Q19	6,060,000	$2.83
3Q19	5,550,000	$2.84
4Q19	5,966,000	$2.84

2020 Contracts
1Q20	5,370,000	$2.83
2Q20	3,688,000	$2.76
3Q20	3,585,000	$2.76
4Q20	3,362,000	$2.77

NGL Contracts	Total Volumes (Bbls)	Weighted Average Price
2018 Contracts
4Q18	148,200	$24.79

2019 Contracts
1Q19	150,000	$27.05
2Q19	150,000	$27.05
3Q19	150,000	$27.05
4Q19	150,000	$27.05

Natural Gas Basis Derivative Swap (East Texas Houston Ship Channel vs NYMEX Settlements)	Total Volumes (MMBtu)	Weighted Average Price
2018 Contracts
4Q18	8,000,000	$(0.07)

2019 Contracts
1Q19	11,310,000	$(0.08)
2Q19	11,975,000	$0.04
3Q19	12,095,000	$0.03
4Q19	12,095,000	$(0.04)

2020 Contracts
1Q20	6,279,000	$(0.08)
2Q20	6,279,000	$(0.08)
3Q20	6,348,000	$(0.07)
4Q20	6,348,000	$(0.08)

Oil Basis Contracts (Argus Cushing (WTI) and LLS Settlements)	Total Volumes (Bbls)	Weighted Average Price
2018 Contracts
4Q18	80,000	$4.13

2019 Contracts
1Q19	45,000	$4.65
2Q19	45,000	$4.65
3Q19	45,000	$4.65
4Q19	45,000	$4.65

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of each of September 30, 2018 and December 31, 2017, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these notes to condensed consolidated financial statements.

	Fair Value Measurements at
(in millions)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets
Natural Gas Derivatives	$5.2	$—	$5.2	$—
Liabilities
Natural Gas Derivatives	$1.5	$—	$1.5	$—
Natural Gas Basis Derivatives	$5.0	$—	$5.0	$—
Oil Derivatives	$14.1	$—	$14.1	$—
Oil Basis Derivatives	$0.4	$—	$0.4	$—
NGL Derivatives	$5.3	$—	$5.3	$—
December 31, 2017
Assets
Natural Gas Derivatives	$7.2	$—	$7.2	$—
Natural Gas Basis Derivatives	$0.3	$—	$0.3	$—
NGL Derivatives	$0.1	$—	$0.1	$—
Liabilities
Natural Gas Derivatives	$1.3	$—	$1.3	$—
Natural Gas Basis Derivatives	$0.3	$—	$0.3	$—
Oil Derivatives	$5.2	$—	$5.2	$—
Oil Basis Derivatives	$0.1	$—	$0.1	$—
NGL Derivatives	$0.9	$—	$0.9	$—

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2017 and the nine months ended September 30, 2018 (in thousands):

Asset Retirement Obligations as of December 31, 2016	$32,256
Accretion expense	2,322
Liabilities incurred for new wells and facilities construction	253
Reductions due to sold wells and facilities	(21,466)
Reductions due to plugged wells and facilities	(2,366)
Revisions in estimates	(212)
Asset Retirement Obligations as of December 31, 2017 (1)	$10,787
Accretion expense	330
Liabilities incurred for new wells and facilities construction	46
Reductions due to sold wells and facilities	(6,298)
Reductions due to plugged wells and facilities	(155)
Revisions in estimates	(82)
Asset Retirement Obligations as of September 30, 2018 (2)	$4,628
(1) Includes approximately $2.1 million of current asset retirement obligations included in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets.
(2) Includes approximately $0.5 million of current asset retirement obligations included in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Company's financial information and its consolidated financial statements and accompanying notes included in this report and its annual report on Form 10-K for the year ended December 31, 2017. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 38 of this report.

Company Overview

SilverBow Resources is a growth oriented independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas where it has assembled 101,000 net acres across five operating areas. The Company's acreage position in each of its operating areas is highly contiguous and designed for optimal and efficient horizontal well development. The Company has built a balanced portfolio of properties with a significant base of current production and reserves coupled with low-risk development drilling opportunities and meaningful upside from newer operating areas.

Being a committed and long-term operator in South Texas, the Company possesses a significant understanding of the reservoir characteristics, geology, landowners and competitive landscape in the region. The Company leverage this in-depth knowledge to continue to assemble high quality drilling inventory while continuously enhancing its operations to maximize returns on capital invested.

The Company has transformed from a conventional, Louisiana shallow water producer to a focused Eagle Ford player. Over the last few years, the Company has successfully renegotiated midstream contracts, moved its headquarters to west Houston, and reduced its headcount by 50%. The Company expects to continue its efforts to improve its G&A metrics as it executes on its strategic growth program. The Company continues to refine its portfolio, including the sale of certain AWP Olmos wells on March 1, 2018. This strategic divestiture allows the Company to better leverage existing personnel while lowering field-level costs on a per unit basis as it removes operational complexity from its portfolio. The Company believes there are other opportunities to continue streamlining its business to extract value for its shareholders.

Operational Results

Total production for the nine months ended September 30, 2018 increased 17% from the nine months ended September 30, 2017 to 171 MMcfe/d primarily due to increased production from new wells in the Eagle Ford Shale, partially offset by the AWP Olmos divestiture and normal production declines. Natural gas production for the nine months ended September 30, 2018 was 143 MMcf/d, an increase of 19% from the nine months ended September 30, 2017, primarily driven by the production associated with adding a second rig to the capital program. During the third quarter of 2018, the Company drilled 10 gross (8.6 net) wells while completing 12 gross (10.9 net) wells. The Company completed two-well pads in its Oro Grande, Uno Mas, and Artesia areas, a three-well pad in its Fasken area, and the final three wells of a six-well pad also in its Fasken area. The Fasken six-well pad included three Upper Eagle Ford wells and three Lower Eagle Ford wells.

The Company plans to operate two drilling rigs for the remainder of the year. The Company’s high specification rig, added in early March, will continue to focus on the western portion of the Company's Eagle Ford portfolio in Webb and southwest La Salle counties. The other drilling rig will focus on the Company's Southern Eagle Ford and AWP areas. Due to drilling cycle time compression and efficient scheduling of frac operations, the Company plans to invest an additional $24 million to drill 2-3 net wells and complete 3-4 net wells bringing total net wells drilled to 34-35 and total net wells completed to 29-30 for the full year. The benefit from this increased activity will be realized late in the year and thus will have more of an impact on our 2019 volumes.

While delineating portions of the Company's acreage position and testing new completion designs, the Company incurred unanticipated costs of $16 million. The majority of these costs were associated with the development of tools and practices necessary to operate in the high temperature and high pressure environment of the Southern Eagle Ford gas fairway. Partially offsetting these increases, the Company was able to reduce $25 million through elimination of facilities needs and other optimizations. The first part of this reduction was achieved through an acreage trade where the Company swapped 2,300 net isolated acres for 4,300 net acres contiguous with its Oro Grande and Uno Mas areas. In total, this acreage trade added 21 locations at Oro Grande and 14 locations at Uno Mas. The stranded acreage would have required a significant amount of midstream capital in an area where the Company lacked sufficient size and scale. The second part was achieved through continued success of our frac mitigation program. Through pre-loading offset wells, the Company has reduced the need to remediate wells impacted by frac hits.

Overall, the Company averaged a completion intensity of 3,100 pounds of proppant and 65 barrels of fluid per foot of lateral, an increase of 51% and 93%, respectively, over the wells completed in the first half of the year. In the third quarter, the Company completed an Uno Mas pad with 4,500 pounds of proppant and 62 barrels of fluid per foot of lateral which was its largest fracture stimulation by proppant intensity to date. Early results from these higher intensity fracs indicate they outperform the gel-based hybrid style, medium intensity completions the Company has historically used. The Company plans to employ these completion designs across its portfolio through the remainder of the year, resulting in a $30 million increase from its prior guidance.

Given drilling cycle-time compression, the testing of high intensity completion designs and the drilling of higher working interest wells, the Company increased its 2018 capital expenditure budget from a range of $245 to $265 million to a range of $290 to $310 million. The Company continues to test larger sand volumes, tighter stage spacings, and slickwater fluid designs across its portfolio, and to focus on stimulation designs that further optimize and effectively treat near wellbore rock. The Company maintains considerable flexibility to modify its drilling program based on well results, commodity prices and other strategic opportunities.

The Company's total capital expenditures on an accrual basis were $96.7 million for the third quarter of 2018, up 34% from the second quarter of 2018. The Company is strategically employing high intensity slickwater completion techniques across its portfolio. The Company utilized slickwater designs on 75% of the total wells completed in the third quarter.

As a result of the Company's shift to high intensity completions and other operational improvements, recent wells in its Fasken, AWP, Artesia, and Oro Grande areas are all producing above their expected type curves while its Uno Mas area is producing at its type curve. In its Fasken area, the Company completed six wells with lateral lengths of ranging from 5,500 feet to 6,100 feet. Four of the wells were completed using slickwater frac designs with an average completion intensity of 2,800 pounds and 67 barrels per foot. In its Artesia area, the Company completed two wells in the third quarter and is very pleased with the results to date. The Company continues to evaluate liquids rich opportunities in its Artesia area and the rest of its portfolio.

In the emerging Southern Eagle Ford gas area, the latest two-well pads from the Uno Mas and AWP blocks have yielded 30-day average initial production rates of 24.6 MMcfe/d and 29.3 MMcfe/d, respectively, with both pads producing at or above their type curves. In its Oro Grande area, the Company drilled wells with an average lateral length of 7,500 feet which were completed with slickwater frac designs of 4,000 pounds of proppant and 87 barrels of fluid per foot. The Company continues to realize operational efficiencies in its Southern Eagle Ford gas area with its NMC 6H well in Oro Grande being 30% cheaper and 35% faster to drill than the average of its NMC 1H through NMC 5H wells.

2018 cost reduction initiatives: The Company continues to focus on cost reduction measures and took additional actions in the first nine months of 2018 to reduce operating and overhead costs. These initiatives included field staff reductions, the use of regional sand in completions, disposition of uneconomic and higher cost properties, improved utilization of existing facilities, elimination of redundant equipment, and replacement of rental equipment with company-owned equipment. As previously mentioned, the Company continues to improve its process for drilling and completing wells. The Company's procurement team takes a process-oriented approach to reducing the total delivered costs of purchased services by examining costs at their most detailed level. Services are commonly sourced directly from the suppliers, which has led to a significant reduction in the Company's overall lease operating expenses at the field level. For example, the Company's South Texas lease operating expenses were $0.28/Mcfe for the first nine months of 2018 which compared to $0.41/Mcfe for the same period a year ago.

Additionally, the Company's significant operational control and manageable leasehold obligations provide the Company with the flexibility to control its costs as it transitions to a development mode across its portfolio. At the corporate level, the Company has also undergone additional work-flow optimizations and is taking additional steps to further reduce its overhead costs. These actions have led to cash general and administrative costs of $12.6 million (a non-GAAP financial measure calculated as $16.9 million in net general and administrative costs less $4.2 million of share based compensation) for the first nine months of 2018 or $0.27 per Mcfe, compared to $18.1 million (a non-GAAP financial measure calculated as $22.7 million in net general and administrative costs less $4.5 million of share based compensation), or $0.46 per Mcfe, for the nine months ended September 30, 2017.

Strategic dispositions: On March 1, 2018, the Company divested certain wells in its AWP Olmos Field for $27.0 million in cash plus the assumption by the buyer of $6.3 million of asset retirement obligations. This transaction had an effective date of January 1, 2018. These assets are located in McMullen County, Texas and include approximately 491 wells with total proved reserves of 28 Bcfe (100% proved developed) as of December 31, 2017. Full-year 2017 production from these properties was approximately 9.5 MMcfe/d (57% natural gas). Cash proceeds from the sale were used to repay outstanding borrowings under the Company’s Credit Facility.

Liquidity and Capital Resources

The Company's primary use of cash flow has been to fund capital expenditures to develop its oil and gas properties. The Company made $213.8 million of accrued capital expenditures during the nine months ended September 30, 2018. The Company expects to make 2018 capital expenditures of $290-$310 million, an 18% change from its prior guidance.

As of September 30, 2018, the Company’s liquidity consisted of approximately $4.5 million of cash-on-hand and $206 million in available borrowings on its Credit Facility, the borrowing base under which was increased as of November 6, 2018 from $330 million to $410 million. Management believes the Company has sufficient liquidity to meet its obligations during the next 12 months and execute its long-term development plans. See Note 6 to the Company's condensed consolidated financial statements for more information on its Credit Facility and Second Lien.

Contractual Commitments and Obligations

During the first quarter of 2018, the Company incurred commitments of approximately $9.0 million for drilling services to be provided over the next year. During the third quarter of 2018 the Company entered into a new gas gathering agreement, with a total minimum commitment of $23.8 million for gathering fees. Deliveries under this agreement commenced during the third quarter and the commitment period runs through 2025. The Company had no other material changes in its contractual commitments during the nine months ended September 30, 2018 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements requiring disclosure pursuant to article 303(a) of Regulation S-K.

Summary of 2018 Financial Results

•
Revenues and net income (loss): The Company's oil and gas revenues were $169.1 million for the nine months ended September 30, 2018, compared to $137.2 million for the nine months ended September 30, 2017. Revenues were higher primarily due to overall increased production as well as higher oil and NGL pricing, partially offset by lower natural gas pricing. The Company's net income was $17.9 million for the nine months ended September 30, 2018, compared to $46.8 million for the nine months ended September 30, 2017. The decrease was primarily due to losses on commodity derivatives during the current period compared to gains on commodity derivatives in the prior period.

•
Capital expenditures: The Company's capital expenditures on an accrual basis were $213.8 million for the nine months ended September 30, 2018 compared to $152.6 million for the nine months ended September 30, 2017. The expenditures for the nine months ended September 30, 2018 were primarily driven by continued legacy development and Southern Eagle Ford gas window delineation, while expenditures for the nine months ended September 30, 2017, were primarily driven by development activity in our Southern Eagle Ford fields.

•
Working capital: The Company had a working capital deficit of $91.8 million at September 30, 2018 and a deficit of $32.9 million at December 31, 2017. The working capital computation does not include available liquidity through our Credit Facility.

•
Cash Flows: For the nine months ended September 30, 2018, the Company generated cash from operating activities of $88.0 million, of which $8.9 million was attributable to changes in working capital. Cash used for property additions was $163.2 million. This excluded $54.1 million attributable to a net increase of capital related payables and accrued costs. Additionally, $7.0 million was paid during nine months ended September 30, 2018, for property sale obligations related to the sale of our former Bay De Chene field. The Company’s net borrowings on the revolving Credit Facility were $51.0 million during the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the Company generated cash from operating activities of $67.1 million, of which $2.4 million was attributable to changes in working capital. Cash used for property additions was $141.6 million; however, this does not include $9.4 million attributable to a net increase of capital related payables and accrued costs. The Company’s net borrowings on the revolving Credit Facility were $52.0 million for this period. Additionally, for the nine months ended September 30, 2017 the Company received $39.2 million from financing activities in connection with its share purchase agreement for the Company's common stock.

Results of Operations

Revenues — Three Months Ended September 30, 2018 and Three Months Ended September 30, 2017

Natural gas production was 83% and 82% of the Company's production volumes for the three months ended September 30, 2018 and 2017, respectively. Natural gas sales were 67% and 72% of oil and gas sales for the three months ended September 30, 2018 and 2017, respectively.

Crude oil production was 5% and 7% of the Company's production volumes for the three months ended September 30, 2018 and 2017, respectively. Crude oil sales were 17% and 16% of oil and gas sales for the three months ended September 30, 2018 and 2017, respectively.

NGL production was 12% and 11% of the Company's production volumes for the three months ended September 30, 2018 and 2017, respectively. NGL sales were 16% and 12% of oil and gas sales for the three months ended September 30, 2018 and 2017, respectively.

The following tables provide additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the three months ended September 30, 2018 and 2017:

Fields	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$14.8	2,719	$8.9	2,060
AWP	15.2	3,176	13.0	3,185
Fasken	28.1	9,465	25.2	8,421
Other (1)	6.9	2,306	1.9	680
Total	$65.0	17,666	$49.0	14,346
(1) Primarily composed of the Company's Oro Grande and Uno Mas fields.

The sales volumes increase from 2017 to 2018 was primarily due to increased natural gas production and increased drilling and completion activity.

In the third quarter of 2018, our $16.0 million, or 33% increase, in oil, NGL and natural gas sales from the prior year period resulted from:

•	Price variances that had an approximate $6.2 million favorable impact on sales due to the higher oil and NGL pricing, partially offset by lower natural gas pricing; and

•	Volume variances that had a $9.8 million favorable impact on sales due to increased natural gas and NGL production, partially offset by lower oil production.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended September 30, 2018 and 2017 (in thousands, except per-dollar amounts):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Production volumes:
Oil (MBbl) (1)	155	170
Natural gas (MMcf)	14,732	11,723
Natural gas liquids (MBbl) (1)	334	267
Total (MMcfe)	17,666	14,346

Oil, Natural gas and Natural gas liquids sales:
Oil	$11,124	$7,996
Natural gas	43,697	35,242
Natural gas liquids	10,213	5,780
Total	$65,034	$49,019

Average realized price:
Oil (per Bbl)	$71.68	$46.93
Natural gas (per Mcf)	2.97	3.01
Natural gas liquids (per Bbl)	30.59	21.67
Average per Mcfe	$3.68	$3.42

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(15.44)	$(0.02)
Natural gas (per Mcf)	(0.05)	(0.01)
Natural gas liquids (per Bbl)	(2.91)	—
Average per Mcfe	$(0.23)	$(0.01)

Average realized price including cash settled derivatives:
Oil (per Bbl)	$56.24	$46.91
Natural gas (per Mcf)	2.92	3.00
Natural gas liquids (per Bbl)	27.68	21.67
Average per Mcfe	$3.45	$3.41

(1) Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent to six Mcfe

For the three months ended September 30, 2018 and 2017, the Company recorded net losses of $13.6 million and $1.6 million from our derivative activities, respectively. Hedging activity is recorded in “Net gain (loss) on commodity derivatives” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended September 30, 2018 and Three Months Ended September 30, 2017

The following table provides additional information regarding our expenses for the three months ended September 30, 2018 and 2017:

Costs and Expenses	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
General and administrative, net	$5,486	$6,031
Depreciation, depletion, and amortization	18,766	11,832
Accretion of asset retirement obligation	87	582
Lease operating cost	4,207	5,831
Transportation and gas processing	6,138	4,921
Severance and other taxes	2,464	2,479
Interest expense, net	7,212	2,868
Total Costs and Expenses	$44,360	$34,544

General and Administrative Expenses, Net. These expenses on a per Mcfe basis were $0.31 and $0.42 for the three months ended September 30, 2018 and 2017, respectively. The decrease was due to higher production along with cost reductions primarily due to lower salaries and burdens and decreases in other expenses as a result of our cost reduction initiatives. Included in general and administrative expenses is $1.6 million and $1.4 million in share based compensation for the three months ended September 30, 2018 and 2017, respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses on a per Mcfe basis were $1.06 and $0.82 for the three months ended September 30, 2018 and 2017, respectively. The increase in the rate per unit is primarily due to a higher depletable base relative to reserves. The higher depletion expense is due to a higher production and a higher per unit rate.

Lease operating cost. These expenses on a per Mcfe basis were $0.24 and $0.41 for the three months ended September 30, 2018 and 2017, respectively. The decrease per Mcfe was primarily due to divestitures of assets and a concentrated effort by the Company to reduce overall operating costs, along with higher production.

Transportation and gas processing. These expenses are related to natural gas and NGL sales. These expenses on a per Mcfe basis were $0.35 and $0.34 for the three months ended September 30, 2018 and 2017, respectively.

Severance and Other Taxes. These expenses on a per Mcfe basis were $0.14 and $0.17 for the three months ended September 30, 2018 and 2017, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 3.8% and 5.1% for the three months ended September 30, 2018 and 2017, respectively. The decrease was due to an adjustment to the estimated ad valorem taxes for 2018.

Interest. Our gross interest cost was $7.4 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively. The increase in gross interest cost is primarily due to the interest on our Second Lien, partially offset by lower interest on our Credit Facility due to decreased borrowings. Interest cost of $0.2 million was capitalized for both the third quarters of 2018 and 2017.

Income Taxes. There was no expense for federal income taxes in each of the three months ended September 30, 2018 and 2017 as the Company had significant deferred tax assets in excess of deferred tax liabilities. Because management has determined that it is not more likely than not that the Company will realize future cash benefits from its remaining federal carryover items, the Company has carried a full valuation allowance against its Federal net deferred tax asset balance. Federal tax expense for income related to these periods was offset by reductions in our valuation allowance. We recognized $0.2 million for deferred state income tax expense during the three months ended September 30, 2018. There was no state income tax expense recorded for the three months ended September 30, 2017.

Revenues — Nine Months Ended September 30, 2018 and Nine Months Ended September 30, 2017

Natural gas production was 84% and 83% of the Company's production volumes for the nine months ended September 30, 2018 and 2017, respectively. Natural gas sales were 68% and 74% of oil and gas sales for the nine months ended September 30, 2018 and 2017, respectively.

Crude oil production was 6% and 7% of the Company's production volumes for the nine months ended September 30, 2018 and 2017, respectively. Crude oil sales were 19% and 16% of oil and gas sales for the nine months ended September 30, 2018 and 2017, respectively.

NGL production was 10% of the Company's production volumes for each of the nine months ended September 30, 2018 and 2017. NGL sales were 12% and 10% of oil and gas sales for the nine months ended September 30, 2018 and 2017, respectively.

The following tables provide additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the nine months ended September 30, 2018 and 2017:

Fields	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$38.8	7,534	$16.8	4,023
AWP	36.1	7,294	40.8	9,821
Fasken	77.2	26,097	77.2	25,151
Other (1)	17.0	5,750	2.4	838
Total	$169.1	46,675	$137.2	39,833
(1) Primarily composed of the Company's Oro Grande and Uno Mas fields.

The sales volumes increase from 2017 to 2018 was primarily due to increased natural gas production and increased drilling and completion activity.

In the first nine months of 2018, our $31.9 million, or 23% increase, in oil, NGL and natural gas sales from the prior year period resulted from:

•	Price variances that had an approximate $10.2 million favorable impact on sales due to the higher oil and NGL pricing, partially offset by lower natural gas pricing; and

•	Volume variances that had a $21.7 million favorable impact on sales due to overall higher volume production.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the nine months ended September 30, 2018 and 2017 (in thousands, except per-dollar amounts):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Production volumes:
Oil (MBbl) (1)	473	456
Natural gas (MMcf)	39,081	32,904
Natural gas liquids (MBbl) (1)	793	699
Total (MMcfe)	46,675	39,833

Oil, Natural gas and Natural gas liquids sales:
Oil	$32,202	$21,724
Natural gas	115,833	101,349
Natural gas liquids	21,113	14,143
Total	$169,148	$137,216

Average realized price:
Oil (per Bbl)	$68.09	$47.64
Natural gas (per Mcf)	2.96	3.08
Natural gas liquids (per Bbl)	26.63	20.24
Average per Mcfe	$3.62	$3.44

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(12.59)	$(0.94)
Natural gas (per Mcf)	0.03	(0.06)
Natural gas liquids (per Bbl)	(2.02)	—
Average per Mcfe	$(0.14)	$(0.05)

Average realized price including cash settled derivatives:
Oil (per Bbl)	$55.50	$46.70
Natural gas (per Mcf)	2.99	3.02
Natural gas liquids (per Bbl)	24.61	20.24
Average per Mcfe	$3.48	$3.39

(1) Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent to six Mcfe

For the nine months ended September 30, 2018 and 2017, the Company recorded net losses of $30.7 million and net gains of $14.5 million from our derivative activities, respectively. Hedging activity is recorded in “Net gain (loss) on commodity derivatives” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Nine Months Ended September 30, 2018 and Nine Months Ended September 30, 2017

The following table provides additional information regarding our expenses for the nine months ended September 30, 2018 and 2017:

Costs and Expenses	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
General and administrative, net	$16,856	$22,676
Depreciation, depletion, and amortization	44,994	32,375
Accretion of asset retirement obligation	330	1,722
Lease operating cost	12,927	16,380
Transportation and gas processing	16,585	14,067
Severance and other taxes	8,156	6,377
Interest expense, net	19,686	11,117
Total Costs and Expenses	$119,534	$104,714

General and Administrative Expenses, Net. These expenses on a per Mcfe basis were $0.36 and $0.57 for the nine months ended September 30, 2018 and 2017, respectively. The decrease was due to higher production along with cost reductions primarily due to lower salaries and burdens and decreases in other expenses as a result of our cost reduction initiatives. Included in general and administrative expenses is $4.2 million and $4.5 million in share based compensation for the nine months ended September 30, 2018 and 2017, respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses on a per Mcfe basis were $0.96 and $0.81 for the nine months ended September 30, 2018 and 2017, respectively. The increase in the rate per unit is primarily due to a higher depletable base relative to reserves. The higher depletion expense is due to a higher production and a higher per unit rate.

Lease operating cost. These expenses on a per Mcfe basis were $0.28 and $0.41 for the nine months ended September 30, 2018 and 2017, respectively. The decrease per Mcfe was primarily due to divestitures of assets and a concentrated effort by the Company to reduce overall operating costs, along with higher production.

Transportation and gas processing. These expenses are related to natural gas and NGL sales. These expenses on a per Mcfe basis were $0.36 and $0.35 for the nine months ended September 30, 2018 and 2017, respectively.

Severance and Other Taxes. These expenses on a per Mcfe basis were $0.17 and $0.16 for the nine months ended September 30, 2018 and 2017, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 4.8% and 4.6% for the nine months ended September 30, 2018 and 2017.

Interest. Our gross interest cost was $20.6 million and $11.6 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in gross interest cost is primarily due to the interest on our Second Lien, partially offset by lower interest on our Credit Facility due to decreased borrowings. Interest cost of $0.9 million and $0.5 million was capitalized in the third quarters of 2018 and 2017, respectively.

Income Taxes. There was no expense for federal income taxes in each of the nine months ended September 30, 2018 and 2017 as the Company had significant deferred tax assets in excess of deferred tax liabilities. Because management has determined that it is not more likely than not that the Company will realize future cash benefits from its remaining federal carryover items, the Company has carried a full valuation allowance against its Federal net deferred tax asset balance. Federal tax expense for income related to these periods was offset by reductions in our valuation allowance. We recognized $0.5 million for deferred state income tax expense during the nine months ended September 30, 2018. There was no state income tax expense recorded for the nine months ended September 30, 2017.

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

The following tables present reconciliations of our net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net Income (Loss)	$7,080	$12,884
Plus:
Depreciation, depletion and amortization	18,766	11,832
Accretion of asset retirement obligations	87	582
Interest expense	7,212	2,868
Derivative (gain)/loss	13,600	1,603
Derivative cash settlements collected/(paid) (1)	(4,060)	(63)
Income tax expense/(benefit)	220	—
Share-based compensation expense	1,566	1,403
Adjusted EBITDA	$44,471	$31,109
(1) This includes accruals for settled contracts covering commodity deliveries during the period where the actual cash settlements occur outside of the period.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Income (Loss)	$17,867	$46,834
Plus:
Depreciation, depletion and amortization	44,994	32,375
Accretion of asset retirement obligations	330	1,722
Interest expense	19,686	11,117
Derivative (gain)/loss	30,707	(14,465)
Derivative cash settlements collected/(paid) (1)	(6,536)	(2,352)
Income tax expense/(benefit)	549	—
Share-based compensation expense	4,241	4,538
Adjusted EBITDA	$111,838	$79,769
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

New Accounting Pronouncements. In February 2016, the FASB issued ASU 2016-02, which requires lessees to record most leases on the balance sheet. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. At this time, we do not anticipate the implementation of this guidance to adversely affect our covenant compliance under our Credit Agreement. See Note 2 to our condensed consolidated financial statements for more information.

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

Interest Rate Risk. At September 30, 2018, we had $124.0 million drawn under our Credit Facility which has a floating rate of interest and therefore is susceptible to interest rate fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Fourth Amendment to First Amended and Restated Senior Secured Revolving Credit Agreement effective as of November 6, 2018, by and among SilverBow Resources, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and certain lenders party there thereto.

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

SILVERBOW RESOURCES, INC. (Registrant)
Date:	November 7, 2018	By:	/s/ G. Gleeson Van Riet
G. Gleeson Van Riet Executive Vice President and Chief Financial Officer

Date:	November 7, 2018	By:	/s/ Gary G. Buchta
Gary G. Buchta Controller