Form 10-Q
period 2019-06-30
SILVERBOW RESOURCES, INC.
filed 2019-08-09
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019
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

Yes	☑	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	11,758,317 Shares outstanding at August 1, 2019

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$3,333	$2,465
Accounts receivable, net	34,760	46,472
Fair value of commodity derivatives	21,738	15,261
Other current assets	3,241	2,126
Total Current Assets	63,072	66,324
Property and Equipment:
Property and equipment, full cost method, including $49,866 and $56,715, respectively, of unproved property costs not being amortized at the end of each period	1,144,217	986,100
Less – Accumulated depreciation, depletion, amortization & impairment	(330,638)	(284,804)
Property and Equipment, Net	813,579	701,296
Right of Use Assets	12,568	—
Fair Value of Long-Term Commodity Derivatives	5,910	4,333
Deferred Tax Asset	21,164	—
Other Long-Term Assets	4,895	5,567
Total Assets	$921,188	$777,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$33,320	$48,921
Fair value of commodity derivatives	2,035	2,824
Accrued capital costs	28,166	38,073
Accrued interest	1,333	1,513
Current lease liability	7,006	—
Undistributed oil and gas revenues	11,755	14,681
Total Current Liabilities	83,615	106,012

Long-Term Debt, Net	466,433	387,988
Non-Current Lease Liability	5,605	—
Deferred Tax Liabilities	1,446	1,014
Asset Retirement Obligations	4,218	3,956
Fair Value of Long-Term Commodity Derivatives	987	3,723
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,838,397 and 11,757,972 shares issued, respectively, and 11,757,573 and 11,692,101 shares outstanding, respectively	118	118
Additional paid-in capital	289,899	286,281
Treasury stock, held at cost, 80,824 and 65,871 shares, respectively	(2,188)	(1,870)
Retained earnings (accumulated deficit)	71,055	(9,702)
Total Stockholders’ Equity	358,884	274,827
Total Liabilities and Stockholders’ Equity	$921,188	$777,520

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except per-share amounts)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Revenues:
Oil and gas sales	$74,703	$51,347

Operating Expenses:
General and administrative, net	6,624	5,794
Depreciation, depletion, and amortization	24,029	13,096
Accretion of asset retirement obligations	86	84
Lease operating costs	5,035	3,760
Workovers	(127)	—
Transportation and gas processing	6,728	5,421
Severance and other taxes	3,950	2,662
Total Operating Expenses	46,325	30,817

Operating Income (Loss)	28,378	20,530

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	24,925	(10,752)
Interest expense, net	(9,306)	(6,585)
Other income (expense), net	(28)	(546)

Income (Loss) Before Income Taxes	43,969	2,647

Provision (Benefit) for Income Taxes	(20,735)	328

Net Income (Loss)	$64,704	$2,319

Per Share Amounts

Basic: Net Income (Loss)	$5.51	$0.20

Diluted: Net Income (Loss)	$5.49	$0.20

Weighted-Average Shares Outstanding - Basic	11,746	11,655

Weighted-Average Shares Outstanding - Diluted	11,780	11,757

See accompanying Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues:
Oil and gas sales	$146,768	$104,099

Operating Expenses:
General and administrative, net	12,900	11,370
Depreciation, depletion, and amortization	45,834	26,228
Accretion of asset retirement obligations	168	243
Lease operating costs	9,567	8,721
Workovers	519	—
Transportation and gas processing	13,135	10,446
Severance and other taxes	7,266	5,692
Total Operating Expenses	89,389	62,700

Operating Income (Loss)	57,379	41,399

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	20,903	(17,107)
Interest expense, net	(18,065)	(12,474)
Other income (expense), net	37	(703)

Income (Loss) Before Income Taxes	60,254	11,115

Provision (Benefit) for Income Taxes	(20,503)	328

Net Income (Loss)	$80,757	$10,787

Per Share Amounts

Basic: Net Income (Loss)	$6.89	$0.93

Diluted: Net Income (Loss)	$6.85	$0.92

Weighted-Average Shares Outstanding - Basic	11,727	11,629

Weighted-Average Shares Outstanding - Diluted	11,786	11,742

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2017	$116	$279,111	$(1,452)	$(84,317)	$193,458

Shares issued from option exercise (29,199 shares)	—	708	—	—	708
Purchase of treasury shares (10,458 shares)	—	—	(290)	—	(290)
Issuance of restricted stock (63,275 shares)	1	(1)	—	—	—
Share-based compensation	—	1,485	—	—	1,485
Net Income	—	—	—	8,466	8,466
Balance, March 31, 2018	$117	$281,303	$(1,742)	$(75,851)	$203,827

Purchase of treasury shares (4,649 shares)	—	—	(128)	—	(128)
Issuance of restricted stock (19,177 shares)	—	—	—	—	—
Share-based compensation	—	1,423	—	—	1,423
Net Income	—	—	—	2,319	2,319
Balance, June 30, 2018	$117	$282,726	$(1,870)	$(73,532)	$207,441

Balance, December 31, 2018	$118	$286,281	$(1,870)	$(9,702)	$274,827

Purchase of treasury shares (11,076 shares)	—	—	(260)	—	(260)
Issuance of restricted stock (61,263 shares)	—	—	—	—	—
Share-based compensation	—	1,849	—	—	1,849
Net Income	—	—	—	16,053	16,053
Balance, March 31, 2019	$118	$288,130	$(2,130)	$6,351	$292,469

Purchase of treasury shares (3,877 shares)	—	—	(58)	—	(58)
Issuance of restricted stock (19,162 shares)	—	—	—	—	—
Share-based compensation	—	1,769	—	—	1,769
Net Income	—	—	—	64,704	64,704
Balance, June 30, 2019	$118	$289,899	$(2,188)	$71,055	$358,884
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$80,757	$10,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	45,834	26,228
Accretion of asset retirement obligations	168	243
Deferred income taxes	(20,732)	328
Share-based compensation expense	3,339	2,675
(Gain) Loss on derivatives, net	(20,903)	17,107
Cash settlement (paid) received on derivatives	4,381	(1,935)
Settlements of asset retirement obligations	(47)	(144)
Other	1,160	3,374
Change in operating assets and liabilities
(Increase) decrease in accounts receivable and other current assets	13,411	2,332
Increase (decrease) in accounts payable and accrued liabilities	(6,928)	(8,439)
Increase (decrease) in accrued interest	(180)	491
Net Cash Provided by (Used in) Operating Activities	100,260	53,047
Cash Flows from Investing Activities:
Additions to property and equipment	(174,138)	(84,097)
Proceeds from the sale of property and equipment	(96)	26,924
Payments on property sale obligations	(2,840)	(6,042)
Net Cash Provided by (Used in) Investing Activities	(177,074)	(63,215)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	227,000	122,300
Payments of bank borrowings	(149,000)	(113,300)
Net proceeds from issuances of common stock	—	708
Purchase of treasury shares	(318)	(418)
Payments of debt issuance costs	—	(317)
Net Cash Provided by (Used in) Financing Activities	77,682	8,973

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	868	(1,195)
Cash, Cash Equivalents and Restricted Cash, at Beginning of Period	2,465	8,026
Cash, Cash Equivalents and Restricted Cash at End of Period	$3,333	$6,831

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$17,128	$10,926
Changes in capital accounts payable and capital accruals	$(16,521)	$35,299
Changes in other long-term liabilities for capital expenditures	$—	$(2,500)
See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
SilverBow Resources, Inc. and Subsidiaries

(1)           General Information

SilverBow Resources, Inc. (“SilverBow,” the “Company,” or “we”) is a growth-oriented independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas. Being a committed and long-term operator in South Texas, the Company possesses a significant understanding of the reservoirs in the region. We leverage this competitive understanding to assemble high quality drilling inventory while continuously enhancing our operations to maximize returns on capital invested.

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company and reflect necessary adjustments, all of which were of a recurring nature unless otherwise disclosed herein, and are in the opinion of our management necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 28, 2019.

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended June 30, 2019 and 2018, such internal costs when capitalized totaled $1.3 million and $1.0 million, respectively. For the six months ended June 30, 2019 and 2018, such internal costs capitalized totaled $2.9 million and $2.4 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties (refer to Note 6 of these Notes to Condensed Consolidated Financial Statements for further discussion on capitalized interest costs).

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	June 30, 2019	December 31, 2018
Property and Equipment
Proved oil and gas properties	$1,090,496	$925,865
Unproved oil and gas properties	49,866	56,715
Furniture, fixtures and other equipment	3,855	3,520
Less – Accumulated depreciation, depletion, amortization & impairment	(330,638)	(284,804)
Property and Equipment, Net	$813,579	$701,296

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

Geological and geophysical (“G&G”) costs incurred on developed properties are recorded in “Proved oil and gas properties” and therefore subject to amortization. G&G costs incurred that are associated with unproved properties are capitalized in “Unproved oil and gas properties” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed quarterly, on a property-by-property basis, to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results, lease expiration dates, current oil and gas industry conditions, economic conditions, capital availability, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized.

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

The quarterly calculations of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. There was no write-down for each of the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018

If future capital expenditures outpace future discounted net cash flows in our reserve calculations, if we have significant declines in our oil and natural gas reserves volumes (which also reduces our estimate of discounted future net cash flows from proved oil and natural gas reserves) or if oil or natural gas prices decline, it is possible that non-cash write-downs of our oil and natural gas properties will occur in the future. We cannot control and cannot predict what future prices for oil and natural gas will be; therefore, we cannot estimate the amount of any potential future non-cash write-down of our oil and natural gas properties due to decreases in oil or natural gas prices.

Accounts Receivable, Net. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both June 30, 2019 and December 31, 2018, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable, net” balance on the accompanying condensed consolidated balance sheets.

At June 30, 2019, our “Accounts receivable, net” balance included $25.5 million for oil and gas sales, $0.8 million due from joint interest owners, $4.1 million for severance tax credit receivables and $4.4 million for other receivables. At December 31, 2018, our “Accounts receivable, net” balance included $36.9 million for oil and gas sales, $5.6 million due from joint interest owners, $2.4 million for severance tax credit receivables and $1.6 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net,” on the accompanying condensed consolidated statements of operations. The amount of supervision fees charged for each of the six months ended June 30, 2019 and 2018 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $1.3 million and $1.1 million for the three months ended June 30, 2019 and 2018, and $2.6 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws.

Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2019, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

The Company was in a net deferred tax asset position prior to valuation allowance considerations, at both June 30, 2019 and December 31, 2018. In prior periods, management had determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and, accordingly, had maintained a full valuation allowance to offset its deferred tax assets. During the quarter ended June 30, 2019, the Company completed several operational initiatives that resulted in increased production, lower development costs and an expanded inventory of development prospects. The successful results attributable to these initiatives led to management's determination, after weighing both positive and negative evidence, that the Company will more likely than not be able to realize the benefits of its deferred tax assets. Accordingly, the Company released $21.2 million of the valuation allowance, resulting in a net deferred tax benefit of $20.7 million and $20.5 million for the three and six months ended June 30, 2019, respectively. The Company recognized state income tax expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively. The Company recognized $0.3 million of state income tax expense for the three and six months ended June 30, 2018.

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

The following table provides information regarding our oil and gas sales, by product, reported on the Statements of Operations for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Oil, natural gas and NGLs sales:
Oil	$24,940	$9,638	$39,547	$21,078
Natural gas	43,587	36,369	94,874	72,136
NGLs	6,166	5,339	12,319	10,900
Other	10	—	28	(14)
Total	$74,703	$51,347	$146,768	$104,099

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	June 30, 2019	December 31, 2018
Trade accounts payable	$18,560	$32,683
Accrued operating expenses	3,410	3,549
Accrued compensation costs	3,175	4,785
Asset retirement obligations – current portion	270	302
Accrued non-income based taxes	4,279	3,583
Accrued corporate and legal fees	239	534
Other payables	3,387	3,485
Total accounts payable and accrued liabilities	$33,320	$48,921

Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. These amounts do not include cash balances that are contractually restricted.

Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock held, at cost” on the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2019, we purchased 14,953 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares.

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

As a result of the adoption, the Company's 2019 opening balances for right-of-use assets and lease liabilities was $2.2 million, attributable to operating leases. During the second quarter of 2019, the Company recorded additions to right of use assets of $11.5 million, primarily for equipment leases entered into during the second quarter of 2019. See Note 3 for more information.

(3)       Leases

SilverBow Resources has contractual agreements for its corporate office lease, vehicle fleet, drilling rigs, compressors, treating equipment, and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding lease liability is recorded. The Company determines at inception if an arrangement is an operating or financing lease. As of June 30, 2019 all of the Company’s leases were operating leases.

The initial asset and liability balances are recorded at the present value of the payment obligations over the lease term. If lease terms include options to extend the lease and it is reasonably certain that the Company will exercise that option, the lease term used for capitalization includes the expected renewal periods. Most leases do not provide an implicit interest rate. Unless the lease contract contains an implicit interest rate, the Company uses its incremental borrowing rate at the time of lease inception to compute the fair value of the lease payments. The ROU asset balance and current and non-current lease liabilities are reported separately on the accompanying Condensed Consolidated Balance Sheet. Certain leases have payment terms that vary based on the usage of the underlying assets. Variable lease payments are not included in ROU assets and lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense on a straight-line basis over the lease term.

Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Costs Included in the Asset Additions in the Condensed Consolidated Balance Sheets
Property, plant and equipment acquisitions - short-term leases	$2,184	$6,168
Property, plant and equipment acquisitions - operating leases	11	18
Total lease costs in property, plant and equipment additions	$2,195	$6,186

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Costs Included in the Condensed Consolidated Statement of Operations
Lease operating costs - short-term leases	$329	$1,664
Lease operating costs - operating leases	1,084	1,138
General and administrative, net - operating leases	175	331
Total lease cost expensed	$1,588	$3,133

The lease term and the discount rate related to the Company's leases are as follows:

As of June 30, 2019
Weighted-average remaining lease term (in years)	2.1
Weighted-average discount rate	5.0%

As of June 30, 2019, the Company's future undiscounted cash payment obligation for its operating lease liabilities are as follows (in thousands):

June 30, 2019
2019 (remaining after June 30, 2019)	$3,503
2020	7,091
2021	2,344
2022	40
2023	40
Thereafter	348
Total undiscounted lease payments	$13,366
Present value adjustment
Net operating lease liabilities	$13,366

Supplement cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,457
Investing cash flows from operating leases	$18

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

The Company computes a deferred tax benefit for restricted stock awards (“RSUs”), performance-based stock units (“PSUs”) and stock options expected to generate future tax deductions by applying its effective tax rate to the expense recorded. For restricted stock units, the Company's actual tax deduction is based on the value of the units at the time of vesting.

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.6 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $3.3 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively. Capitalized share-based compensation was $0.1 million for each of the three months ended June 30, 2019 and 2018, and $0.3 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

We view stock option awards and restricted stock unit awards with graded vesting as single awards with an expected life equal to the average expected life of component awards, and we amortize the awards on a straight-line basis over the life of the awards.

On April 2, 2019, our Board of Directors authorized a one-time grant of market-based awards (both RSUs and PSUs) in exchange for the cancellation of special equity awards (both RSUs and stock options) made to our named executive officers on August 9, 2018 (the “Equity Award Exchange”). As required under the terms of the 2016 Plan, this Equity Award Exchange was subject to shareholder approval. Pursuant to the Equity Award Exchange our executives were given the opportunity to exchange out-of-the-money or “underwater” stock options that were granted in August 2018 and certain RSUs also granted in August 2018 to receive a new equity award that consists of 50% time-based RSUs and 50% PSUs, granted under the 2016 Plan. The incremental compensation cost associated with the Equity Award Exchange was determined to be $1.2 million. This incremental cost was measured as the excess of the fair value of each new equity award, measured as of the date the new equity awards were granted, over the fair value of the stock options and RSUs surrendered in exchange for the new equity awards, measured immediately prior to the cancellation. This incremental compensation cost is being recognized ratably over the vesting period or performance period, as applicable, of the new equity awards.

Stock Option Awards

The compensation cost related to stock option awards is based on the grant date fair value and is typically expensed over the vesting period (generally one to five years). We use the Black-Scholes option pricing model to estimate the fair value of stock option awards.

At June 30, 2019, we had $2.2 million of unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the six months ended June 30, 2019:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	644,575	$28.28
Options forfeited	(4,197)	$27.00
Options canceled in Equity Award Exchange	(201,406)	$31.14
Options expired	(68,987)	$23.69
Options outstanding, end of period	369,985	$27.59
Options exercisable, end of period	130,601	$28.42

Our outstanding stock option awards at June 30, 2019 had no measurable aggregate intrinsic value. At June 30, 2019, the weighted-average remaining contract life of stock option awards outstanding was 6.5 years and exercisable was 5.0 years. The total intrinsic value of stock option awards exercisable had no value for the six months ended June 30, 2019.

Restricted Stock Units

The 2016 Plan and Inducement Plan allow for the issuance of restricted stock unit awards that generally may not be sold or otherwise transferred until certain restrictions have lapsed. The compensation cost related to these awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of June 30, 2019, we had unrecognized compensation expense of $7.1 million related to our restricted stock units which is expected to be recognized over a weighted-average period of 2.2 years.

The following table provides information regarding restricted stock unit award activity for the six months ended June 30, 2019:

	Shares	Grant Date Price
Restricted stock units outstanding, beginning of period	340,678	$27.64
Restricted stock units granted	115,957	$20.13
Restricted stock units granted under Equity Award Exchange	99,500	$16.70
Restricted stock united canceled under Equity Award Exchange	(24,622)	$31.14
Restricted stock units forfeited	(16,342)	$26.81
Restricted stock units vested	(80,425)	$26.46
Restricted stock units outstanding, end of period	434,746	$23.14

Performance-Based Stock Units

On February 20, 2018, the Company granted 30,700 performance-based stock units for which the number of shares earned is based on the total shareholder return (“TSR”) of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2018 to December 31, 2020. The awards contain market conditions which allow a payout ranging between 0% payout and 200% of the target payout. The fair value as of the grant date was $41.66 per unit or 150.6% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte-Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years.

On May 21, 2019, the Company granted an additional 99,500 performance-based stock units (as part of the Equity Award Exchange discussed above) for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2019 to December 31, 2021. The awards contain market conditions which allow a payout ranging between 0% payout and 200% of the target payout. The fair value as of the grant date was $18.86 per unit or 112.9% of stock price. The awards have a cliff-vesting period of three years.

As of June 30, 2019, we had unrecognized compensation expense of $3.5 million related to our performance-based stock units based on the assumption of 100% target payout. The remaining weighted-average performance period is 2.3 years. No shares vested during the six months ended June 30, 2019.

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share ("Diluted EPS") assumes, as of the beginning of the period, exercise of stock options and restricted stock grants using the treasury stock method. Diluted EPS also assumes conversion of performance-based restricted stock units to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and restricted stock grants that would potentially dilute Basic EPS in the future were also antidilutive for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018 are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$64,704	11,746	$5.51	$2,319	11,655	$0.20
Dilutive Securities:
Restricted Stock Awards		—			—
Restricted Stock Unit Awards		34			16
Stock Option Awards		—			86
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$64,704	11,780	$5.49	$2,319	11,757	$0.20

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$80,757	11,727	$6.89	$10,787	11,629	$0.93
Dilutive Securities:
Restricted Stock Awards		—			—
Restricted Stock Unit Awards		59			17
Stock Option Awards		—			96
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$80,757	11,786	$6.85	$10,787	11,742	$0.92

Approximately 0.5 million and 0.4 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended June 30, 2019 and 2018, respectively, and 0.6 million and 0.4 million for the six months ended June 30, 2019 and 2018, respectively, because these stock options were antidilutive.

Approximately 0.2 million and less than 0.1 million shares of restricted stock units that could be converted to common shares were not included in the computation of Diluted EPS for both the three months ended June 30, 2019 and 2018 because they were antidilutive. There were approximately 0.1 million and less than 0.1 million antidilutive shares of restricted stock units for both the six months ended June 30, 2019 and 2018.

Approximately 0.1 million and less than 0.1 million shares of performance-based restricted stock units were not included in the computation of Diluted EPS for the three and six months ended June 30, 2019, respectively, and less than 0.1 million shares of performance-based restricted stock units were not included for both the three and six months ended June 30, 2018 because they were antidilutive.

Approximately 2.1 million warrants to purchase common stock were not included in the computation of Diluted EPS for both the three and six months ended June 30, 2019 and 4.3 million warrants for both the three and six months ended June 30, 2018 because these warrants were antidilutive.

(6)          Long-Term Debt

The Company's long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Credit Facility Borrowings (1)	$273,000	$195,000
Second Lien Notes due 2024	200,000	200,000
	473,000	395,000
Unamortized discount on Second Lien Notes due 2024	(1,668)	(1,782)
Unamortized debt issuance cost on Second Lien Notes due 2024	(4,899)	(5,230)
Long-Term Debt, net	$466,433	$387,988
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of June 30, 2019 and December 31, 2018, we had $3.8 million and $4.5 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $273.0 million and $195.0 million as of June 30, 2019 and December 31, 2018, respectively. On April 19, 2017, the Company entered into a First Amended and Restated Senior Secured Revolving Credit Agreement among the Company, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended, including the Fourth Amendment, effective November 6, 2018 (the “Fourth Amendment to Credit Agreement”), to the First Amended and Restated Senior Secured Credit Agreement (as so amended, the “Credit Agreement” and such facility, the “Credit Facility”). The Fourth Amendment to Credit Agreement increased the borrowing base from $330 million to $410 million and decreased the applicable margins used to calculate the interest rate under the Credit Agreement by 25 basis points.

The Credit Facility matures April 19, 2022, and provides for a maximum credit amount of $600 million and a current borrowing base of $410 million. The borrowing base is regularly redetermined on or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders, in their discretion, in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

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

The Credit Agreement contains the following financial covenants:

•
a ratio of total debt to earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined in the Credit Agreement, for the most recently completed four fiscal quarters, not to exceed 4.0 to 1.0 as of the last day of each fiscal quarter; and

•
a current ratio, as defined in the Credit Agreement, which includes in the numerator available borrowings undrawn under the borrowing base, of not less than 1.0 to 1.0 as of the last day of each fiscal quarter.

As of June 30, 2019, the Company was in compliance with all financial covenants under the Credit Agreement. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodities pricing, our hedge positions and our ability to raise capital to drill wells to replace produced reserves.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $4.0 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $7.5 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively.

We capitalized interest on our unproved properties in the amount of $0.1 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively and $0.2 million and $0.7 million for the six months ended June 30, 2019 and 2018.

Senior Secured Second Lien Notes. On December 15, 2017, the Company entered into a Note Purchase Agreement for Senior Secured Second Lien Notes (as amended, the “Note Purchase Agreement,” and such second lien facility the “Second Lien”) among the Company as issuer, U.S. Bank National Association as agent and collateral agent, and certain holders that are a party thereto, and issued notes in an initial principal amount of $200.0 million, with a $2.0 million discount, for net proceeds of $198.0 million. The Company has the ability, subject to the satisfaction of certain conditions (including compliance with the Asset Coverage Ratio described below and the agreement of the holders to purchase such additional notes), to issue additional notes in a principal amount not to exceed $100.0 million. The Second Lien matures on December 15, 2024.

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

The Company has the right, to the extent permitted under the Credit Facility and subject to the terms and conditions of the Second Lien, to optionally prepay the notes, subject to the following repayment fees: during years one and two, a customary “make-whole” amount (which is equal to the present value of the remaining interest payments through the 24 month anniversary of the issuance of the Second Lien, discounted at a rate equal to the U.S. Treasury rate plus 50 basis points) plus 2.0% of the principal amount of the notes repaid; during year three, 2.0% of the principal amount of the Second Lien being prepaid; during year four, 1.0% of the principal amount of the Second Lien being prepaid; and thereafter, no premium. Additionally, the Second Lien contains customary mandatory prepayment obligations upon asset sales (including hedge terminations), casualty events and incurrences of certain debt, subject to, in certain circumstances, reinvestment periods. Management believes the probability of mandatory prepayment due to default is remote.

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

The Second Lien contains an Asset Coverage Ratio, which is only tested (i) as a condition to issuance of additional notes and (ii) in connection with certain asset sales in order to determine whether the proceeds of such asset sale must be applied as a prepayment of the notes and includes in the numerator of the PV-10 (defined below), based on forward strip pricing, plus the swap mark-to-market value of the commodity derivative contracts of the Company and its restricted subsidiaries and in the denominator the total net indebtedness of the Company and its restricted subsidiaries, of not less than 1.25 to 1.0 as of each date of determination (the “Asset Coverage Ratio”). PV-10 value is the estimated future net revenues to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%.

The Second Lien also contains a financial covenant measuring the ratio of total net debt to EBITDA, as defined in the Note Purchase Agreement, for the most recently completed four fiscal quarters, not to exceed 4.5 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2019, the Company was in compliance with all financial covenants under the Second Lien.

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

    As of June 30, 2019, total net amounts recorded for the Second Lien were $193.4 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $5.5 million and $10.8 million for the three and six months ended June 30, 2019, respectively, and $5.2 million and $10.0 million for the three and six months ended June 30, 2018 respectively.

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

Effective December 22, 2017, the Company closed a purchase and sale contract to sell the Company's wellbores and facilities in the Bay De Chene field and recorded a $16.3 million obligation related to the funding of certain plugging and abandonment costs. Of the $16.3 million original obligation, $2.8 million was paid during the six months ended June 30, 2019. The remaining obligation under this contract is $4.6 million and is carried in the accompanying condensed consolidated balance sheet current liability in “Accounts payable and accrued liabilities” as of June 30, 2019.

There were no material acquisitions or dispositions of developed properties during the three and six months ended June 30, 2019.

(8)          Price-Risk Management Activities

Derivatives are recorded on the balance sheet at fair value with changes in fair value recognized in earnings. The changes in the fair value of our derivatives are recognized in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations. We have a price-risk management policy to use derivative instruments to protect against declines in oil and natural gas prices, primarily through the purchase of commodity price swaps and collars as well as basis swaps.

During the three months ended June 30, 2019 and 2018, the Company recorded gains of $25.0 million and losses of $10.8 million, respectively, on its commodity derivatives. During the six months ended June 30, 2019 and 2018, the Company recorded gains of $20.9 million and losses of $17.1 million, respectively, on its commodity derivatives. The Company collected cash payments of $4.4 million and made cash payments of $1.9 million for settled derivative contracts during the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, there were $3.6 million in receivables for settled derivatives while at December 31, 2018 we had $0.7 million in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in July 2019 and January 2019, respectively. At June 30, 2019 and December 31, 2018, we also had $0.2 million and $2.2 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts payable and accrued liabilities” and were subsequently paid in July 2019 and January 2019, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model and are periodically verified against quotes from brokers. At June 30, 2019, there was $21.7 million and $5.9 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $2.0 million and $1.0 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2018, there was $15.3 million and $4.3 million in current and long-term unsettled derivative assets, respectively, and $2.8 million and $3.7 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying balance sheets. Under the right of set-off, there was a $24.6 million net fair value asset at June 30, 2019 and a $13.0 million net fair value asset at December 31, 2018. For further discussion related to the fair value of the Company's derivatives, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts in place as of June 30, 2019:

Oil Derivative Swaps (New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) Settlements)	Total Volumes (Bbls)	Weighted-Average Price
2019 Contracts
3Q19	314,500	$60.41
4Q19	249,000	$59.52

2020 Contracts
1Q20	194,800	$58.16
2Q20	191,350	$58.32
3Q20	189,200	$58.43
4Q20	118,000	$55.65

2021 Contracts
1Q21	56,175	$55.23
2Q21	52,325	$57.00

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
2019 Contracts
3Q19	12,680,000	$2.81
4Q19	11,486,000	$2.89

2020 Contracts
1Q20	6,280,000	$2.87
2Q20	3,688,000	$2.76
3Q20	3,585,000	$2.76
4Q20	3,362,000	$2.77

Collar Contracts
2021 Contracts
1Q21	4,354,800		$2.50	$3.52
2Q21	3,791,000		$2.20	$2.75

NGL Contracts	Total Volumes (Bbls)	Weighted-Average Price
2019 Contracts
3Q19	180,000	$27.93
4Q19	180,000	$27.93

Natural Gas Basis Derivative Swap (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2019 Contracts
3Q19	14,625,000	$0.04
4Q19	14,625,000	$(0.02)

2020 Contracts
1Q20	11,739,000	$(0.03)
2Q20	11,739,000	$(0.04)
3Q20	11,868,000	$(0.03)
4Q20	11,868,000	$(0.04)

2021 Contracts
1Q21	7,200,000	$(0.003)
2Q21	7,280,000	$(0.003)
3Q21	7,360,000	$(0.003)
4Q21	7,360,000	$(0.003)

Oil Basis Contracts (Argus Cushing (WTI) and Louisiana Light Sweet Settlements)	Total Volumes (Bbls)	Weighted-Average Price
2019 Contracts
3Q19	75,000	$3.73
4Q19	75,000	$3.73

(9)           Fair Value Measurements

Fair Value on a Recurring Basis. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the Credit Facility and the Second Lien. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid or short-term nature of these instruments.

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of each of June 30, 2019 and December 31, 2018, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these Notes to Condensed Consolidated Financial Statements.

	Fair Value Measurements at
(in millions)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets
Natural Gas Derivatives	$13.9	$—	$13.9	$—
Natural Gas Basis Derivatives	$5.8	$—	$5.8	$—
Oil Derivatives	$4.4	$—	$4.4	$—
Oil Basis Derivatives	$0.1	$—	$0.1	$—
NGL Derivatives	$3.4	$—	$3.4	$—
Liabilities
Natural Gas Derivatives	$0.3	$—	$0.3	$—
Natural Gas Basis Derivatives	$0.6	$—	$0.6	$—
Oil Derivatives	$2.1	$—	$2.1	$—
December 31, 2018
Assets
Natural Gas Derivatives	$7.5	$—	$7.5	$—
Natural Gas Basis Derivatives	$0.4	$—	$0.4	$—
Oil Derivatives	$6.9	$—	$6.9	$—
NGL Derivatives	$4.7	$—	$4.7	$—
Liabilities
Natural Gas Derivatives	$1.0	$—	$1.0	$—
Natural Gas Basis Derivatives	$5.3	$—	$5.3	$—
NGL Derivatives	$0.2	$—	$0.2	$—

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2018 and the six months ended June 30, 2019 (in thousands):

Asset Retirement Obligations as of December 31, 2017	$10,787
Accretion expense	419
Liabilities incurred for new wells and facilities construction	93
Reductions due to sold wells and facilities	(6,298)
Reductions due to plugged wells and facilities	(180)
Revisions in estimates	(562)
Asset Retirement Obligations as of December 31, 2018	$4,259
Accretion expense	168
Liabilities incurred for new wells and facilities construction	102
Reductions due to sold wells and facilities	—
Reductions due to plugged wells and facilities	(47)
Revisions in estimates	7
Asset Retirement Obligations as of June 30, 2019	$4,489

At both June 30, 2019 and December 31, 2018, approximately $0.3 million of our asset retirement obligations were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets. The 2018 reductions due to sold wells and facilities are primarily attributable to the disposition of our assets from our AWP Olmos field.

(11)        Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions, which arise primarily from our activities as an operator of oil and natural gas wells. In our management's opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on our financial position or results of operations. During the second quarter of 2019, the Company entered into new leases for compressors and operating equipment. Payment obligations under these leases are $3.0 million for the remainder of 2019, $6.1 million for 2020 and $1.8 million for 2021. There have been no other material changes to the Company's contractual obligations described in our December 31, 2018 Form 10-K.

Future minimum rental commitments under non-cancelable leases in effect at December 31, 2018 are as follows (in thousands):

December 31, 2018
2019	$4,470
2020	838
2021	332
Thereafter	—
Total undiscounted lease payments	$5,640

The table above was prepared under the guidance of FASB Topic 840. As discussed in Note 3 above and in “Critical Accounting Policies and New Accounting Pronouncements,” the Company adopted the guidance of Topic 842, effective January 1, 2019.

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

Company Overview

SilverBow Resources is a growth-oriented independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas where the Company has assembled over 100,000 net acres across four operating areas. The Company's acreage position in each of its operating areas is highly contiguous and designed for optimal and efficient horizontal well development. The Company has built a balanced portfolio of properties with a significant base of current production and reserves coupled with low-risk development drilling opportunities and meaningful upside from newer operating areas.

Being a committed and long-term operator in South Texas, the Company possesses a significant understanding of the reservoir characteristics, geology, landowners and competitive landscape in the region. The Company leverages this in-depth knowledge to continue to assemble high quality drilling inventory while continuously enhancing its operations to maximize returns on capital invested.

Operational Results

Total production for the six months ended June 30, 2019 increased 40% from the six months ended June 30, 2018 to 225 MMcfe/d due to increased production from new wells in the Eagle Ford Shale, partially offset by normal production declines. Oil and natural gas liquids production for the six months ended June 30, 2019 was 7,760 Boe/d, an increase of 81% from the six months ended June 30, 2018, primarily driven by drilling in the La Salle Condensate area and McMullen Oil area.

During the second quarter, the Company drilled six gross (six net) wells while completing 12 gross (12 net) wells and bringing 16 gross (15 net) wells online. Activity primarily focused on the La Salle Condensate area where seven net wells were completed during the quarter. The Company remains focused on capital efficiencies while optimizing well designs. For the second quarter, the Company realized a 28% improvement in drilling times over the full-year 2018 average, resulting in an average cost per lateral foot of $267, a 27% decrease over the same time frame. On the completions side, the Company averaged eight stages per day, an 80% increase over the full-year 2018 average, and lowered completion costs per well by 43% over the same time frame.
The Company continues to see strong results in its McMullen Oil and La Salle Condensate assets. The Hayes two-well pad in the McMullen Oil area was brought online early in the second quarter, and produced a 30-day per well average of 1,280 Boe/d (85% liquids). Both Hayes wells exceeded 11,000 feet in lateral length, while utilizing 2,400 pounds of proppant and 50 barrels of fluid per lateral foot. To date, both wells are performing in-line with the McMullen Oil area type curve on a per lateral foot basis. The Company plans to complete three additional McMullen Oil wells in the second half of the year. In the La Salle Condensate area, the Company completed its Briggs three-well pad, which was brought online in late May and produced a 30-day per well average of 977 Boe/d (75% liquids). The Company completed the three wells in an average of nine days, with costs coming in 10% below expectations.
Through the first half of 2019, the Company successfully added to its acreage position through an organic leasing campaign. This includes approximately 1,000 net acres directly offsetting the Company's prolific Fasken property, which provides for 12 high-return, long-lateral locations. In addition, the Company is well-positioned to further its operational and technical efficiencies.
2019 cost reduction initiatives: The Company continues to focus on cost reduction measures. Initiatives include the use of regional sand in completions, improved utilization of existing facilities, elimination of redundant equipment, and replacement of rental equipment with company-owned equipment. As previously mentioned, the Company continues to improve its process for drilling and completing wells. The Company's procurement team takes a process-oriented approach to reducing the total delivered costs of purchased services by examining costs at their most detailed level. Services are commonly sourced directly from the suppliers, which has led to a significant reduction in the Company's overall lease operating expenses at the field level. For example, the Company's lease operating expenses were $0.25/Mcfe for the first six months of 2019, as compared to $0.30/Mcfe for the same period in 2018.

The Company's cash general and administrative costs were $9.6 million (a non-GAAP financial measure calculated as $12.9 million in net general and administrative costs less $3.3 million of share based compensation) for the first six months of 2019, or $0.23 per Mcfe, compared to $8.7 million (a non-GAAP financial measure calculated as $11.4 million in net general and administrative costs less $2.7 million of share based compensation), or $0.30/Mcfe, for the six months ended June 30, 2018.

Liquidity and Capital Resources

The Company's primary use of cash has been to fund capital expenditures to develop its oil and gas properties. As of June 30, 2019, the Company’s liquidity consisted of approximately $3.3 million of cash-on-hand and $137.0 million in available borrowings on the Credit Facility, which has a $410.0 million borrowing base. Management believes the Company has sufficient liquidity to meet its obligations and fund our planned capital expenditures for at least the next 12 months and execute its long-term development plans. See Note 6 to the Company's condensed consolidated financial statements for more information on its Credit Facility.

Contractual Commitments and Obligations

During the second quarter of 2019, the Company entered into new leases for compressors and operating equipment. Payment obligations under these leases are $3.0 million for the remainder of 2019, $6.1 million for 2020 and $1.8 million for 2021.

There were no other material changes in the Company's contractual commitments during the six months ended June 30, 2019 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements requiring disclosure pursuant to Item 303(a) of Regulation S-K.

Summary of First-Half 2019 Financial Results

•
Revenues and net income (loss): The Company's oil and gas revenues were $146.8 million for the six months ended June 30, 2019, compared to $104.1 million for the six months ended June 30, 2018. Revenues were higher primarily due to overall increased production, partially offset by lower commodity pricing. The Company's net income was $80.8 million for the six months ended June 30, 2019, compared to $10.8 million for the six months ended June 30, 2018. The increase was primarily due to overall increased production during the current period compared to the prior period and gains on commodity derivatives and a benefit recorded for income tax expense for reversal of a valuation allowance for the company's deferred tax assets.

•
Capital expenditures: The Company's capital expenditures on an accrual basis were $158 million for the six months ended June 30, 2019 compared to $117.1 million for the six months ended June 30, 2018. The expenditures for the six months ended June 30, 2019 and 2018 were attributable to drilling and completion activity.

•
Working capital: The Company had a working capital deficit of $20.5 million at June 30, 2019 and a deficit of $39.7 million at December 31, 2018. The working capital computation does not include available liquidity through our Credit Facility.

•
Cash Flows: For the six months ended June 30, 2019, the Company generated cash from operating activities of $100.3 million, of which $6.3 million was attributable to changes in working capital. Cash used for property additions was $174.1 million. This included $16.5 million attributable to a net decrease of capital-related payables and accrued costs. Additionally, $2.8 million was paid during the six months ended June 30, 2019, for property sale obligations related to the sale of our former Bay De Chene field. The Company’s net borrowings on the revolving Credit Facility were $78.0 million during the six months ended June 30, 2019.

For the six months ended June 30, 2018, the Company generated cash from operating activities of $53.0 million, of which $5.6 million was attributable to changes in working capital. Cash used for property additions was $84.1 million. This excluded $35.3 million attributable to a net increase of capital-related payables and accrued costs. Additionally, $6.0 million was paid during the six months ended June 30, 2018 for property sale obligations related to the sale of our former Bay De Chene field. The Company’s net payments on the revolving Credit Facility were $9.0 million, which includes the pay-down on Credit Facility borrowings with proceeds from our AWP Olmos field sale.

Results of Operations

Revenues — Three Months Ended June 30, 2019 and Three Months Ended June 30, 2018

Natural gas production was 77% and 86% of the Company's production volumes for the three months ended June 30, 2019 and 2018, respectively. Natural gas sales were 58% and 71% of oil and gas sales for the three months ended June 30, 2019 and 2018, respectively.

Crude oil production was 11% and 6% of the Company's production volumes for the three months ended June 30, 2019 and 2018, respectively. Crude oil sales were 33% and 19% of oil and gas sales for the three months ended June 30, 2019 and 2018, respectively.

NGL production was 12% and 8% of the Company's production volumes for the three months ended June 30, 2019 and 2018, respectively. NGL sales were 8% and 10% of oil and gas sales for the three months ended June 30, 2019 and 2018, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the three months ended June 30, 2019 and 2018:

Fields	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$19.9	4,829	$11.6	2,290
AWP	21.4	4,107	8.8	1,665
Fasken	21.5	7,984	25.3	8,644
Other (1)	11.9	4,465	5.6	1,941
Total	$74.7	21,385	$51.3	14,540
(1) Primarily composed of the Company's Oro Grande and Uno Mas fields.

The sales volumes increase from 2018 to 2019 was primarily due to increased natural gas production as a result of increased drilling and completion activity.

In the second quarter of 2019, our $23.3 million, or 45% increase, in oil, NGL and natural gas sales from the prior year period resulted from:

•	Price variances that had an approximately $11.8 million unfavorable impact on sales due to overall lower commodity pricing; and

•	Volume variances that had an approximately $35.2 million favorable impact on sales due to overall increased commodity production.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended June 30, 2019 and 2018 (in thousands, except per-dollar amounts):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Production volumes:
Oil (MBbl) (1)	405	141
Natural gas (MMcf)	16,409	12,433
Natural gas liquids (MBbl) (1)	424	211
Total (MMcfe)	21,385	14,540

Oil, natural gas and natural gas liquids sales:
Oil	$24,940	$9,638
Natural gas	43,597	36,369
Natural gas liquids	6,166	5,339
Total	$74,703	$51,347

Average realized price:
Oil (per Bbl)	$61.60	$68.53
Natural gas (per Mcf)	2.66	2.93
Natural gas liquids (per Bbl)	14.53	25.36
Average per Mcfe	$3.49	$3.53

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(0.01)	$(14.76)
Natural gas (per Mcf)	0.17	(0.06)
Natural gas liquids (per Bbl)	3.78	(2.11)
Average per Mcfe	$0.20	$(0.22)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$61.59	$53.76
Natural gas (per Mcf)	2.82	2.87
Natural gas liquids (per Bbl)	18.31	23.25
Average per Mcfe	$3.69	$3.31

(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe.

For the three months ended June 30, 2019 and 2018, the Company recorded net gains of $25.0 million and net losses of $10.8 million from our derivatives activities, respectively. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended June 30, 2019 and Three Months Ended June 30, 2018

The following table provides additional information regarding our expenses for the three months ended June 30, 2019 and 2018:

Costs and Expenses	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
General and administrative, net	$6,624	$5,794
Depreciation, depletion, and amortization	24,029	13,096
Accretion of asset retirement obligations	86	84
Lease operating cost	5,035	3,760
Workovers	(127)	—
Transportation and gas processing	6,728	5,421
Severance and other taxes	3,950	2,662
Interest expense, net	9,306	6,585

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.31 and $0.40 for the three months ended June 30, 2019 and 2018, respectively. The decrease per Mcfe was due to higher production while the increase in costs was primarily due to higher temporary labor, higher salaries and burdens and higher computer operation expenses. Included in general and administrative expenses is $1.6 million and $1.3 million in share based compensation for the three months ended June 30, 2019 and 2018, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.12 and $0.90 for the three months ended June 30, 2019 and 2018, respectively. The increase in the rate per unit is primarily due to a higher depletable base relative to reserves. The higher depletion expense is due to a higher production and a higher per unit rate.

Lease Operating Cost. These expenses on a per-Mcfe basis were $0.23 and $0.26 for the three months ended June 30, 2019 and 2018, respectively. The decrease per Mcfe was primarily due to a concentrated effort by the Company to reduce overall operating costs, along with higher production.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per Mcfe basis were $0.31 and $0.37 for the three months ended June 30, 2019 and 2018, respectively.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.18 for each of the three months ended June 30, 2019 and 2018. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.3% and 5.2% for the three months ended June 30, 2019 and 2018, respectively.

Interest. Our gross interest cost was $9.4 million and $6.8 million for the three months ended June 30, 2019 and 2018, respectively. The increase in gross interest cost is primarily due to increased Credit Facility borrowings. Interest cost of $0.1 million and $0.3 million was capitalized for the three months ended June 30, 2019 and 2018.

Income Taxes. There was no expense for federal income taxes in three months ended June 30, 2018 as the Company had significant deferred tax assets in excess of deferred tax liabilities. In prior periods, management had determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and, accordingly, had taken a full valuation allowance to offset its tax assets. During the second quarter of 2019, the Company was able to complete several operational initiatives that resulted in increased production, lower development costs and expanded inventory of development prospects. The results of these initiatives led management to determine, after weighing both positive and negative evidence, that the Company will more likely than not be able to realize the benefits of its deferred tax assets. Accordingly, the Company released the valuation allowance, resulting in a net deferred tax benefit of $20.7 million for the three months ended June 30, 2019. State income tax expense of $0.3 million was recognized for the three months ended June 30, 2018.

Results of Operations

Revenues — Six Months Ended June 30, 2019 and Six Months Ended June 30, 2018

Natural gas production was 79% and 84% of the Company's production volumes for the six months ended June 30, 2019 and 2018, respectively. Natural gas sales were 65% and 69% of oil and gas sales for the six months ended June 30, 2019 and 2018, respectively.

Crude oil production was 10% and 7% of the Company's production volumes for the six months ended June 30, 2019 and 2018, respectively. Crude oil sales were 27% and 20% of oil and gas sales for the six months ended June 30, 2019 and 2018, respectively.

NGL production was 11% and 9% of the Company's production volumes for the six months ended June 30, 2019 and 2018, respectively. NGL sales were 8% and 11% of oil and gas sales for the six months ended June 30, 2019 and 2018, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the six months ended June 30, 2019 and 2018:

Fields	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$33.0	7,884	$23.9	4,814
AWP	37.5	7,127	20.9	4,117
Fasken	46.9	15,817	49.0	16,632
Other (1)	29.4	9,916	10.3	3,446
Total	$146.8	40,744	$104.1	29,009
(1) Primarily composed of the Company's Oro Grande and Uno Mas fields.

The sales volumes increase from 2018 to 2019 was primarily due to increased natural gas production as a result of increased drilling and completion activity.

In the first six months of 2019, our $42.6 million, or 41% increase, in oil, NGL and natural gas sales from the prior year period resulted from:

•	Price variances that had an approximately $10.5 million unfavorable impact on sales due to overall lower commodity pricing; and

•	Volume variances that had an approximately $53.2 million favorable impact on sales due to overall increased commodity production.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the six months ended June 30, 2019 and 2018 (in thousands, except per-dollar amounts):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Production volumes:
Oil (MBbl) (1)	661	318
Natural gas (MMcf)	32,316	24,349
Natural gas liquids (MBbl) (1)	743	459
Total (MMcfe)	40,744	29,009

Oil, natural gas and natural gas liquids sales:
Oil	$39,547	$21,078
Natural gas	94,902	72,122
Natural gas liquids	12,319	10,900
Total	$146,768	$104,099

Average realized price:
Oil (per Bbl)	$59.79	$66.33
Natural gas (per Mcf)	2.94	2.96
Natural gas liquids (per Bbl)	16.58	23.75
Average per Mcfe	$3.60	$3.59

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(0.19)	$(11.20)
Natural gas (per Mcf)	0.09	0.07
Natural gas liquids (per Bbl)	3.33	(1.38)
Average per Mcfe	$0.13	$(0.09)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$59.60	$55.13
Natural gas (per Mcf)	3.03	3.03
Natural gas liquids (per Bbl)	19.91	22.38
Average per Mcfe	$3.73	$3.50

(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe.

For the six months ended June 30, 2019 and 2018, the Company recorded net gains of $20.9 million and net losses of $17.1 million from our derivative activities, respectively. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Six Months Ended June 30, 2019 and Six Months Ended June 30, 2018

The following table provides additional information regarding our expenses for the six months ended June 30, 2019 and 2018:

Costs and Expenses	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
General and administrative, net	$12,900	$11,370
Depreciation, depletion, and amortization	45,834	26,228
Accretion of asset retirement obligations	168	243
Lease operating cost	9,567	8,721
Workovers	519	—
Transportation and gas processing	13,135	10,446
Severance and other taxes	7,266	5,692
Interest expense, net	18,065	12,474

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.32 and $0.39 for the six months ended June 30, 2019 and 2018, respectively. The decrease per Mcfe was due to higher production while the increase in costs was primarily due to higher temporary labor, higher salaries and burdens and higher computer operation expenses. Included in general and administrative expenses is $3.3 million and $2.7 million in share based compensation for the six months ended June 30, 2019 and 2018, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.12 and $0.90 for the six months ended June 30, 2019 and 2018, respectively. The increase in the rate per unit is primarily due to a higher depletable base relative to reserves. The higher depletion expense is due to a higher production and a higher per unit rate.

Lease Operating Cost. These expenses on a per-Mcfe basis were $0.25 and $0.30 for the six months ended June 30, 2019 and 2018, respectively. The decrease per Mcfe was primarily due to divestitures of assets and a concentrated effort by the Company to reduce overall operating costs, along with higher production.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per Mcfe basis were $0.32 and $0.36 for the six months ended June 30, 2019 and 2018, respectively.

Severance and Other Taxes. These expenses on a per Mcfe basis were $0.18 and $0.20 for the six months ended June 30, 2019 and 2018, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.0% and 5.5% for the six months ended June 30, 2019 and 2018, respectively.

Interest. Our gross interest cost was $18.3 million and $13.1 million for the six months ended June 30, 2019 and 2018, respectively. The increase in gross interest cost is primarily due to increased Credit Facility borrowings. Interest cost of $0.2 million and $0.7 million was capitalized for the six months ended June 30, 2019 and 2018.

Income Taxes. There was no expense for federal income taxes in six months ended June 30, 2018 as the Company had significant deferred tax assets in excess of deferred tax liabilities. In prior periods, management had determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and, accordingly, had taken a full valuation allowance to offset its tax assets. During the second quarter of 2019, the Company was able to complete several operational initiatives that resulted in increased production, lower development costs and expanded inventory of development prospects. The results of these initiatives led management to determine, after weighing both positive and negative evidence, that the Company will more likely than not be able to realize the benefits of its deferred tax assets. Accordingly, the Company released the valuation allowance, resulting in a net deferred tax benefit of $20.5 million for the six months ended June 30, 2019. State income tax of $0.3 million was recognized for the six months ended June 30, 2018.

Non-GAAP Financial Measures

Adjusted EBITDA

We present adjusted EBITDA attributable to common stockholders (“Adjusted EBITDA”) in addition to our reported net income (loss) in accordance with U.S. GAAP. Adjusted EBITDA is a non-GAAP financial measure that is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks and others, to assess our operating performance as compared to that of other companies in our industry, without regard to financing methods, capital structure or historical cost basis. It is also used to assess our ability to incur and service debt and fund capital expenditures. We define Adjusted EBITDA as net income (loss):

Plus/(Less):

•	Depreciation, depletion and amortization;

•	Accretion of asset retirement obligations;

•	Interest expense;

•	Impairment of oil and natural gas properties;

•	Net losses (gains) on commodity derivative contracts;

•	Amounts collected (paid) for commodity derivative contracts held to settlement;

•	Income tax expense (benefit); and

•	Share-based compensation expense.

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

The following tables present reconciliations of our net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net Income (Loss)	$64,704	$2,319
Plus:
Depreciation, depletion and amortization	24,029	13,096
Accretion of asset retirement obligations	86	84
Interest expense	9,306	6,585
Derivative (gain)/loss	(24,925)	10,752
Derivative cash settlements collected/(paid) (1)	4,319	(3,212)
Income tax expense/(benefit)	(20,735)	328
Share-based compensation expense	1,648	1,316
Adjusted EBITDA	$58,432	$31,268
(1) This includes accruals for settled contracts covering commodity deliveries during the period where the actual cash settlements occur outside of the period.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net Income (Loss)	$80,757	$10,787
Plus:
Depreciation, depletion and amortization	45,834	26,228
Accretion of asset retirement obligations	168	243
Interest expense	18,065	12,474
Derivative (gain)/loss	(20,903)	17,107
Derivative cash settlements collected/(paid) (1)	5,366	(2,476)
Income tax expense/(benefit)	(20,503)	328
Share-based compensation expense	3,339	2,675
Adjusted EBITDA	$112,123	$67,366
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

Our price risk management policy permits the utilization of agreements and financial instruments (such as futures, forward contracts, swaps and options contracts) to mitigate price risk associated with fluctuations in oil and natural gas prices. We do not utilize these agreements and financial instruments for trading and only enter into derivative agreements with banks in our Credit Facility. For additional discussion related to our price risk management policy, refer to Note 8 of our condensed consolidated financial statements included in Item 1 of this report.

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

Concentration of Sales Risk. A large portion of our oil and gas sales are made to Kinder Morgan, Inc. and its affiliates and we expect to continue this relationship in the future. We believe that the business risk of this relationship is mitigated by the reputation and nature of their business and the availability of other purchasers.

Interest Rate Risk. At June 30, 2019, we had a combined $473.0 million drawn under our Credit Facility and our Second Lien, which bear floating rates of interest and therefore are susceptible to interest rate fluctuations. These variable interest rate borrowings are also impacted by changes in short-term interest rates. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility and Second Lien at June 30, 2019 would increase our annual interest expense by $4.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of result of the material weakness in our internal control over financial reporting more fully described below, our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

However, the Company concluded that the existence of this material weakness did not result in material misstatement of the Company’s financial statements included in this Quarterly Report or of those of any prior period.

Income Taxes

In connection with the preparation of our financial statements for the three months ended June 30, 2019, we identified a material weakness over certain aspects of accounting for income taxes. More specifically, we have determined that the design and operation of the controls over our income tax accounting process related to the review and analysis of the allocation of intra-period adjustments to deferred income tax expense resulting from significant, unusual and infrequent transactions were not effective. Due to the infrequency and nature of accounting for adjustments to deferred income tax expense, the Company does not have the expertise in-house and engaged a third-party accounting firm to assist. Following closing of the Company’s books and records for the three months ended June 30, 2019 but before this Quarterly Report was filed, the Company’s independent registered public accounting firm notified the Company of the improper accounting treatment of the deferred income tax adjustment. Until this material weakness is remediated, there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

Remediation Measures

We are committed to remediating the control deficiency that gave rise to the material weakness described above. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiency that gave rise to the material weakness.

With oversight from the Audit Committee, we intend to take the necessary steps to remediate the material weakness by enhancing our internal controls to ensure proper review by and communication between our external tax advisors and internal accounting personnel. Our efforts will consist primarily of strengthening our tax organization through continuing training and education and designing controls related to the components of our income tax process to enhance our management review controls over income taxes.

As part of the key remediation actions, we will:

•
Review our income tax processes and controls and enhance the overall design and procedures performed upon the review and analysis of the allocation of intra-period adjustments to deferred income tax expense resulting from significant, unusual and infrequent transactions;

•	Re-design our management review controls and enhance the precision of review around the key income tax areas relating to the allocation of intra-period adjustments to deferred income tax expense; and

•	Evaluate the sufficiency of our income tax resources and personnel to determine whether additional resources are needed.

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.
A description of our risk factors can be found in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There were no material changes to those risk factors during the six months ended June 30, 2019, except that the below risk factor is hereby added:

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with a review of our financial statements for the three months ended June 30, 2019, we identified a material weakness in allocation of our intra-period adjustments to deferred income tax expense. We have determined that the design and operation of the controls over our income tax accounting process related to the review and analysis of the allocation of intra-period adjustments to deferred income tax expense resulting from significant, unusual and infrequent transactions were not effective. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although this material weakness did not result in a material misstatement to our consolidated financial statements for the quarter ended June 30, 2019 or for any prior period, this material weakness could result in a misstatement of income tax expense for interim periods that, if not remediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

With oversight from the Audit Committee, we intend to take the necessary steps to remediate the material weakness by enhancing our internal controls to ensure proper review by and communication between our external tax advisors and internal accounting personnel. Our efforts will consist primarily of strengthening our tax organization through continuing education and designing controls related to the components of our income tax process to enhance our management review controls over income taxes.

The material weakness described above or any newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We cannot assure you that any measures we may take will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting described above or to avoid potential future material weaknesses.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

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

10.1+
Second Amendment to the SilverBow Resources, Inc. 2016 Equity Incentive Plan effective April 2, 2019 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed May 22, 2019, File No. 00108754).

10.2+
Amendment to Employment Agreement, effective as of April 2, 2019, by and between SilverBow Resources, Inc. and Sean C. Woolverton (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed April 8, 2019, File No. 001-08754).

10.3+
Amendment to Employment Agreement, effective as of April 2, 2019, by and between SilverBow Resources, Inc. and G. Gleeson Van Riet (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed April 8, 2019, File No. 001-08754).

10.4+
Amendment to Employment Agreement, effective as of April 2, 2019, by and between SilverBow Resources, Inc. and Steven W. Adam (incorporated by reference as Exhibit 10.3 to SilverBow Resources, Inc.’s Form 8-K filed April 8, 2019, File No. 001-08754).

10.5+
Amendment to Employment Agreement, effective as of April 2, 2019, by and between SilverBow Resources, Inc. and Christopher M. Abundis (incorporated by reference as Exhibit 10.4 to SilverBow Resources, Inc.’s Form 8-K filed April 8, 2019, File No. 001-08754).

10.6+*	Form of Restricted Stock Unit Agreement - Officers 2019.
10.7+*	Form of Performance Restricted Stock Unit Agreement - Officers 2019.
10.8+*	Form of Restricted Stock Unit Agreement - Non-Employee Directors 2019.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
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

SILVERBOW RESOURCES, INC. (Registrant)
Date:	August 9, 2019	By:	/s/ G. Gleeson Van Riet
G. Gleeson Van Riet Executive Vice President and Chief Financial Officer

Date:	August 9, 2019	By:	/s/ Gary G. Buchta
Gary G. Buchta Controller