Form 10-Q
period 2020-06-30
SILVERBOW RESOURCES, INC.
filed 2020-08-05
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020
Commission File Number 1-8754
SILVERBOW RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3940661
(State of Incorporation)	(I.R.S. Employer Identification No.)
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

Yes	☑	No	☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	11,934,420 Shares outstanding at July 31, 2020

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$6,610	$1,358
Accounts receivable, net	23,572	36,996
Fair value of commodity derivatives	20,822	12,833
Other current assets	3,028	2,121
Total Current Assets	54,032	53,308
Property and Equipment:
Property and equipment, full cost method, including $30,043 and $41,201, respectively, of unproved property costs not being amortized at the end of each period	1,303,551	1,247,717
Less – Accumulated depreciation, depletion, amortization & impairment	(773,836)	(380,728)
Property and Equipment, Net	529,715	866,989
Right of Use Assets	7,586	9,374
Fair Value of Long-Term Commodity Derivatives	4,679	3,854
Deferred Tax Asset	—	22,669
Other Long-Term Assets	2,022	3,622
Total Assets	$598,034	$959,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$15,800	$39,343
Fair value of commodity derivatives	4,248	6,644
Accrued capital costs	5,436	17,889
Accrued interest	1,257	1,397
Current lease liability	5,972	6,707
Undistributed oil and gas revenues	5,916	9,166
Total Current Liabilities	38,629	81,146
Long-Term Debt, Net	464,390	472,900
Non-Current Lease Liability	1,778	2,813
Deferred Tax Liabilities	—	1,582
Asset Retirement Obligations	4,312	4,055
Fair Value of Long-Term Commodity Derivatives	2,412	1,613
Other Long-Term Liabilities	162	—
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 12,049,810 and 11,895,032 shares issued, respectively, and 11,933,684 and 11,806,679 shares outstanding, respectively	120	119
Additional paid-in capital	295,479	292,916
Treasury stock, held at cost, 116,126 and 88,353 shares, respectively	(2,368)	(2,282)
(Accumulated deficit) Retained earnings	(206,880)	104,954
Total Stockholders’ Equity	86,351	395,707
Total Liabilities and Stockholders’ Equity	$598,034	$959,816
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiaries (in thousands, except per-share amounts)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenues:
Oil and gas sales	$24,846	$74,703

Operating Expenses:
General and administrative, net	6,180	6,624
Depreciation, depletion, and amortization	13,716	24,029
Accretion of asset retirement obligations	88	86
Lease operating costs	5,000	5,035
Workovers	—	(127)
Transportation and gas processing	4,554	6,728
Severance and other taxes	2,037	3,950
Write-down of oil and gas properties	260,342	—
Total Operating Expenses	291,917	46,325

Operating Income (Loss)	(267,071)	28,378

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(8,458)	24,925
Interest expense, net	(8,026)	(9,306)
Other income (expense), net	(1)	(28)

Income (Loss) Before Income Taxes	(283,556)	43,969

Provision (Benefit) for Income Taxes	22,420	(20,735)

Net Income (Loss)	$(305,976)	$64,704

Per Share Amounts

Basic: Net Income (Loss)	$(25.69)	$5.51

Diluted: Net Income (Loss)	$(25.69)	$5.49

Weighted-Average Shares Outstanding - Basic	11,910	11,746

Weighted-Average Shares Outstanding - Diluted	11,910	11,780

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiaries (in thousands, except per-share amounts)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenues:
Oil and gas sales	$78,222	$146,768

Operating Expenses:
General and administrative, net	12,093	12,900
Depreciation, depletion, and amortization	37,156	45,834
Accretion of asset retirement obligations	173	168
Lease operating costs	10,812	9,567
Workovers	—	519
Transportation and gas processing	11,197	13,135
Severance and other taxes	5,001	7,266
Write-down of oil and gas properties	355,948	—
Total Operating Expenses	432,380	89,389

Operating Income (Loss)	(354,158)	57,379

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	79,829	20,903
Interest expense, net	(16,433)	(18,065)
Other income (expense), net	107	37

Income (Loss) Before Income Taxes	(290,655)	60,254

Provision (Benefit) for Income Taxes	21,179	(20,503)

Net Income (Loss)	$(311,834)	$80,757

Per Share Amounts

Basic: Net Income (Loss)	$(26.28)	$6.89

Diluted: Net Income (Loss)	$(26.28)	$6.85

Weighted-Average Shares Outstanding - Basic	11,868	11,727

Weighted-Average Shares Outstanding - Diluted	11,868	11,786

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2018	$118	$286,281	$(1,870)	$(9,702)	$274,827

Purchase of treasury shares (11,076 shares)	—	—	(260)	—	(260)
Issuance of restricted stock (61,263 shares)	—	—	—	—	—
Share-based compensation	—	1,849	—	—	1,849
Net Income	—	—	—	16,053	16,053
Balance, March 31, 2019	$118	$288,130	$(2,130)	$6,351	$292,469

Purchase of treasury shares (3,877 shares)	—	—	(58)	—	(58)
Issuance of restricted stock (19,162 shares)	—	—	—	—	—
Share-based compensation	—	1,769	—	—	1,769
Net Income	—	—	—	64,704	64,704
Balance, June 30, 2019	$118	$289,899	$(2,188)	$71,055	$358,884

Balance, December 31, 2019	$119	$292,916	$(2,282)	$104,954	$395,707

Purchase of treasury shares (26,675 shares)	—	—	(83)	—	(83)
Issuance of restricted stock (105,108 shares)	1	(1)	—	—	—
Share-based compensation	—	1,335	—	—	1,335
Net Loss	—	—	—	(5,858)	(5,858)
Balance, March 31, 2020	$120	$294,250	$(2,365)	$99,096	$391,101

Shares issued from warrant exercise (5 shares)	—	—	—	—	—
Purchase of treasury shares (1,098 shares)	—	—	(3)	—	(3)
Issuance of restricted stock (49,665 shares)	—	—	—	—	—
Share-based compensation	—	1,229	—	—	1,229
Net Loss	—	—	—	(305,976)	(305,976)
Balance, June 30, 2020	$120	$295,479	$(2,368)	$(206,880)	$86,351

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiaries (in thousands)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(311,834)	$80,757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	37,156	45,834
Write-down of oil and gas properties	355,948	—
Accretion of asset retirement obligations	173	168
Deferred income taxes	21,087	(20,732)
Share-based compensation	2,437	3,339
(Gain) Loss on derivatives, net	(79,829)	(20,903)
Cash settlement (paid) received on derivatives	67,496	4,381
Settlements of asset retirement obligations	(15)	(47)
Write down of debt issuance cost	459	—
Other	1,814	1,160
Change in operating assets and liabilities
(Increase) decrease in accounts receivable and other current assets	14,293	13,411
Increase (decrease) in accounts payable and accrued liabilities	(10,137)	(6,928)
Increase (decrease) in income taxes payable	92	—
Increase (decrease) in accrued interest	(140)	(180)
Net Cash Provided by (Used in) Operating Activities	99,000	100,260
Cash Flows from Investing Activities:
Additions to property and equipment	(85,594)	(174,138)
Acquisition of oil and gas properties	(3,394)	—
Proceeds from the sale of property and equipment	4,752	(96)
Payments on property sale obligations	(426)	(2,840)
Net Cash Provided by (Used in) Investing Activities	(84,662)	(177,074)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	50,000	227,000
Payments of bank borrowings	(59,000)	(149,000)
Purchase of treasury shares	(86)	(318)
Net Cash Provided by (Used in) Financing Activities	(9,086)	77,682

Net Increase (Decrease) in Cash and Cash Equivalents	5,252	868
Cash and Cash Equivalents at Beginning of Period	1,358	2,465
Cash and Cash Equivalents at End of Period	$6,610	$3,333

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$15,006	$17,128
Changes in capital accounts payable and capital accruals	$(28,618)	$(16,521)
See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
SilverBow Resources, Inc. and Subsidiaries

(1)           General Information

SilverBow Resources, Inc. (“SilverBow,” the “Company,” or “we”) is an independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas. Being a committed and long-term operator in South Texas, the Company possesses a significant understanding of the reservoirs in the region. We leverage this competitive understanding to assemble high quality drilling inventory while continuously enhancing our operations to maximize returns on capital invested.

The condensed consolidated financial statements included herein are unaudited and certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

        As further discussed in Note 2, the impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic and related economic, business and market disruptions continues to evolve and its future effects are uncertain. The actual impact of these recent developments on the Company will depend on many factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
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

        In March and April 2020, the COVID-19 pandemic caused volatility in the market price for crude oil due to the disruption of global supply and demand. In March, the spot price of West Texas Intermediate (“WTI”) crude oil declined over 50% in response to reductions in global demand due to the COVID-19 pandemic and announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at approximately $15 and $21 per barrel, respectively, on March 31, 2020.

In April 2020, WTI oil prices declined further to approximately $10 per barrel for May 2020 delivery. Crude oil prices fell further in April but partially recovered during the second quarter of 2020 with Brent and WTI crude oil closing at approximately $41 and $39 per barrel, respectively, on June 30, 2020, although crude oil prices continue to be volatile.

In response to these market conditions, including the COVID-19 outbreak and the decline in oil prices and economic outlook, the Company released its sole drilling rig in April 2020 and deferred the completion and placement on production of eight wells until the second half of 2020. In addition, as described further below, we also recorded an impairment on oil and natural gas properties for the three and six months ended June 30, 2020. If the depressed pricing environment continues for an extended period, it may in the future lead to (i) a further reduction in oil and natural gas reserves, including the possible further removal of proved undeveloped reserves (ii) further impairment of proved and/or unproved oil and natural gas properties and a potential increase in depletion expense and (iii) reductions in the borrowing base under the Credit Agreement as discussed in Note 6.

        If the pandemic and low oil price environment continues, it may have a material adverse effect on the Company’s operating cash flows, liquidity, and future development plans.

Subsequent Events. We have evaluated subsequent events requiring potential accrual or disclosure in our condensed consolidated financial statements.

Through July 31, 2020, the Company entered into additional derivative contracts. The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts entered into after June 30, 2020:

Oil Derivative Collars (New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) Settlements)	Total Volumes (Bbls)	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Collar Contracts
2022 Contracts
2Q22	86,450	$39.00	$46.50

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. Such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

•the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties, the related present value of estimated future net cash flows therefrom, and the Ceiling Test impairment calculation,
•estimates related to the collectability of accounts receivable and the credit worthiness of our customers,
•estimates of the counterparty bank risk related to letters of credit that our customers may have issued on our behalf,
•estimates of future costs to develop and produce reserves,
•accruals related to oil and gas sales, capital expenditures and lease operating expenses,
•estimates in the calculation of share-based compensation expense,
•estimates of our ownership in properties prior to final division of interest determination,
•the estimated future cost and timing of asset retirement obligations,
•estimates made in our income tax calculations, including the valuation of our deferred tax assets,
•estimates in the calculation of the fair value of commodity derivative assets and liabilities,
•estimates in the assessment of current litigation claims against the Company,
•estimates in amounts due with respect to open state regulatory audits, and
•estimates on future lease obligations.

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended June 30, 2020 and 2019, such internal costs when capitalized totaled $0.9 million and $1.3 million, respectively. For the six months ended June 30, 2020 and 2019, such internal costs capitalized totaled $2.0 million and $2.9 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties (refer to Note 6 of these Notes to Condensed Consolidated Financial Statements for further discussion on capitalized interest costs).

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	June 30, 2020	December 31, 2019
Property and Equipment
Proved oil and gas properties	$1,268,374	$1,201,296
Unproved oil and gas properties	30,043	41,201
Furniture, fixtures and other equipment	5,134	5,220
Less – Accumulated depreciation, depletion, amortization & impairment	(773,836)	(380,728)
Property and Equipment, Net	$529,715	$866,989

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

Due to the effects of pricing and timing of projects we reported a non-cash impairment write-down, on a pre-tax basis, of $260.3 million and $355.9 million for the three and six months ended June 30, 2020 on our oil and natural gas properties. There was no impairment for the three and six months ended June 30, 2019.

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

Accounts Receivable, Net. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both June 30, 2020 and December 31, 2019, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable, net” balance on the accompanying condensed consolidated balance sheets.

At June 30, 2020, our “Accounts receivable, net” balance included $11.2 million for oil and gas sales, $0.4 million due from joint interest owners, $6.3 million for severance tax credit receivables and $5.6 million for other receivables. At December 31, 2019, our “Accounts receivable, net” balance included $24.6 million for oil and gas sales, $3.7 million due from joint interest owners, $5.4 million for severance tax credit receivables and $3.3 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net,” on the accompanying condensed consolidated statements of operations. The amount of supervision fees charged for each of the six months ended June 30, 2020 and 2019 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $0.9 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.2 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. During the quarter ended June 30, 2020, management had determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other deferred tax assets and, accordingly, recorded a full valuation allowance to offset its net deferred tax assets in excess of deferred tax liabilities. As a result of the full valuation allowance established at June 30, 2020, we recorded an income tax provision of $22.4 million and $21.2 million for the three and six months ended June 30, 2020, respectively, which was inclusive of state income tax expense. In 2019, we released the valuation allowance, resulting in a net deferred tax benefit of $20.7 million and $20.5 million for the three and six months ended June 30, 2019, respectively.

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2020, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

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

        The following table provides information regarding our oil and gas sales, by product, reported on the Statements of Operations for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Oil, natural gas and NGLs sales:
Oil	$5,265	$24,940	$23,315	$39,547
Natural gas	18,103	43,597	49,574	94,902
NGLs	1,478	6,166	5,333	12,319
Total	$24,846	$74,703	$78,222	$146,768

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	June 30, 2020	December 31, 2019
Trade accounts payable	$5,466	$26,121
Accrued operating expenses	2,587	3,873
Accrued compensation costs	2,784	4,601
Asset retirement obligations – current portion	382	392
Accrued non-income based taxes	3,102	1,413
Accrued corporate and legal fees	158	109
Other payables	1,321	2,834
Total accounts payable and accrued liabilities	$15,800	$39,343

        Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. These amounts do not include cash balances that are contractually restricted.

        Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock, held at cost” on the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2020, we purchased 27,773 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares.

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

        The Company has contractual agreements for its corporate office lease, vehicle fleet, compressors, treating equipment, and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding lease liability is recorded. The Company determines at inception if an arrangement is an operating or financing lease. As of June 30, 2020, all of the Company’s leases were operating leases.

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

        Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Lease Costs Included in the Asset Additions in the Condensed Consolidated Balance Sheets
Property, plant and equipment acquisitions - short-term leases	$118	$2,184	$2,302	$6,168
Property, plant and equipment acquisitions - operating leases	5	11	10	18
Total lease costs in property, plant and equipment additions	$123	$2,195	$2,312	$6,186

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Lease Costs Included in the Condensed Consolidated Statements of Operations
Lease operating costs - short-term leases	$650	$329	$900	$1,664
Lease operating costs - operating leases	1,433	1,084	2,870	1,138
General and administrative, net - operating leases	179	175	359	331
Total lease cost expensed	$2,262	$1,588	$4,129	$3,133

The lease term and the discount rate related to the Company's leases are as follows:

June 30, 2020
Weighted-average remaining lease term (in years)	1.7
Weighted-average discount rate	4.7%

As of June 30, 2020, the Company's future undiscounted cash payment obligation for its operating lease liabilities are as follows (in thousands):

As of June 30, 2020
2020 (Remaining)	$3,573
2021	3,676
2022	419
2023	93
2024	40
Thereafter	312
Total undiscounted lease payments	8,113
Present value adjustment	(363)
Net operating lease liabilities	$7,750

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,225	$1,457
Investing cash flows from operating leases	$10	$18

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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.2 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively, and $2.4 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively. Capitalized share-based compensation was less than $0.1 million and was $0.1 million for the three months ended June 30, 2020 and 2019, respectively and $0.1 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

We view stock option awards and RSUs with graded vesting as single awards with an expected life equal to the average expected life of component awards, and we amortize the awards on a straight-line basis over the life of the awards.

        On April 2, 2019, our Board of Directors authorized a one-time grant of market-based awards (both RSUs and PSUs) in exchange for the cancellation of special equity awards (both RSUs and stock options) made to our named executive officers on August 9, 2018 (the “Equity Award Exchange”). As required under the terms of the 2016 Plan, this Equity Award Exchange was approved by the Company's shareholders on May 21, 2019. Pursuant to the Equity Award Exchange our executives were given the opportunity to exchange out-of-the-money or “underwater” stock options that were granted in August 2018 and certain RSUs also granted in August 2018 to receive a new equity award that consists of 50% time-based RSUs and 50% PSUs, granted under the 2016 Plan. The incremental compensation cost associated with the Equity Award Exchange was determined to be $1.2 million. This incremental cost was measured as the excess of the fair value of each new equity award, measured as of the date the new equity awards were granted, over the fair value of the stock options and RSUs surrendered in exchange for the new equity awards, measured immediately prior to the cancellation. This incremental compensation cost is being recognized ratably over the vesting period or performance period, as applicable, of the new equity awards.

        Stock Option Awards

        The compensation cost related to stock option awards is based on the grant date fair value and is typically expensed over the vesting period (generally one to five years). We use the Black-Scholes option pricing model to estimate the fair value of stock option awards.

At June 30, 2020, we had $0.9 million of unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the six months ended June 30, 2020:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	324,324	$27.68
Options expired	(17,372)	$26.96
Options outstanding, end of period	306,952	$27.72
Options exercisable, end of period	209,426	$28.39

Our outstanding stock option awards at June 30, 2020 had no measurable aggregate intrinsic value. At June 30, 2020, the weighted-average remaining contract life of stock option awards outstanding was 5.3 years and exercisable was 4.5 years. The total intrinsic value of stock option awards exercisable had no value for the six months ended June 30, 2020.

        Restricted Stock Units

The compensation cost related to these awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of June 30, 2020, we had $3.8 million unrecognized compensation expense related to our RSUs which is expected to be recognized over a weighted-average period of 1.6 years.

The following table provides information regarding RSU activity for the six months ended June 30, 2020:

	RSUs	Wtd. Avg. Grant Price
RSUs outstanding, beginning of period	342,683	$22.10
RSUs granted	397,285	$2.83
RSUs vested	(154,773)	$21.42
RSUs outstanding, end of period	585,195	$9.20

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

As of June 30, 2020, we had $1.6 million unrecognized compensation expense related to our PSUs based on the assumption of 100% target payout. The remaining weighted-average performance period is 1.4 years. No shares vested during the six months ended June 30, 2020.

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share (“Diluted EPS”) assumes, as of the beginning of the period, exercise of stock options and RSU grants using the treasury stock method. Diluted EPS also assumes conversion of PSUs to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and RSU grants that would potentially dilute Basic EPS in the future were also antidilutive for the three months ended June 30, 2020 and 2019 are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$(305,976)	11,910	$(25.69)	$64,704	11,746	$5.51
Dilutive Securities:
RSU Awards		—			34
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$(305,976)	11,910	$(25.69)	$64,704	11,780	$5.49

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$(311,834)	11,868	$(26.28)	$80,757	11,727	$6.89
Dilutive Securities:
RSU Awards		—			59
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$(311,834)	11,868	$(26.28)	$80,757	11,786	$6.85

Approximately 0.3 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended June 30, 2020 because they were antidilutive due to the net loss and 0.5 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended June 30, 2019 because they were antidilutive, while 0.3 million stock options to purchase shares were not included for the six months ended June 30, 2020 because they were antidilutive due to the net loss and 0.6 million stock options to purchase shares were not included in the computation of Diluted EPS for the six months ended June 30, 2019 because they were antidilutive.

Approximately 0.2 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended June 30, 2020 because they were antidilutive due to the net loss and 0.2 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended June 30, 2019, because they were antidilutive, while 0.2 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the six months ended June 30, 2020 because they were antidilutive due to the net loss and approximately 0.1 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the six months ended June 30, 2019 because they were antidilutive.

Approximately 0.1 million shares of PSUs that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended June 30, 2020 because they were antidilutive due to the net loss and approximately 0.1 million shares of PSUs were not included for the three months ended June 30, 2019 because they were antidilutive, while 0.1 million shares of PSUs were not included for the six months ended June 30, 2020 because they were antidilutive due to the net loss and approximately 0.1 million shares of PSUs were not included for the six months ended June 30, 2019 because they were antidilutive.

Approximately 2.1 million warrants to purchase common stock were not included in the computation of Diluted EPS for the three and six months ended June 30, 2019 because these warrants were antidilutive. There were no warrants to purchase common stock for the three and six months ended June 30, 2020 as the warrants expired.

(6)          Long-Term Debt

        The Company's long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Credit Facility Borrowings (1)	$270,000	$279,000
Second Lien Notes due 2024	200,000	200,000
	470,000	479,000
Unamortized discount on Second Lien Notes due 2024	(1,425)	(1,550)
Unamortized debt issuance cost on Second Lien Notes due 2024	(4,185)	(4,550)
Long-Term Debt, net	$464,390	$472,900
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of June 30, 2020 and December 31, 2019, we had $2.0 million and $3.1 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $270.0 million and $279.0 million as of June 30, 2020 and December 31, 2019, respectively. The Company is a party to a First Amended and Restated Senior Secured Revolving Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended (such agreement, the “Credit Agreement” and the borrowing facility provided thereby, the “Credit Facility”). The Company entered into the Fifth Amendment to the Credit Facility, effective May 12, 2020 (the “Fifth Amendment”), which, among other things, (i) decreased the borrowing base under the Credit Facility to $330 million as part of the scheduled semi-annual redetermination; (ii) increased the applicable margin used to calculate the interest rate under the Credit Facility by 75 basis points; and (iii) incorporated anti-cash hoarding provisions, including defensive draw and sweep provisions for a Consolidated Cash Balance (as defined in the Credit Agreement) in excess of the lesser of $30 million and 10% of the borrowing base.

The Credit Facility matures April 19, 2022, and provides for a maximum credit amount of $600 million, subject to the current borrowing base of $330 million as of June 30, 2020. The borrowing base is regularly redetermined on or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders, in their discretion, in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

Interest under the Credit Facility accrues at the Company’s option either at an Alternative Base Rate plus the applicable margin (“ABR Loans”) or the LIBOR Rate plus the applicable margin (“Eurodollar Loans”). Since May 12, 2020, the applicable margin ranged from 1.75% to 2.75% for ABR Loans and 2.75% to 3.75% for Eurodollar Loans. The Alternate Base Rate and LIBOR Rate are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.5% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto.

The obligations under the Credit Agreement are secured, subject to certain exceptions, by a first priority lien on substantially all assets of the Company and certain of its subsidiaries, including a first priority lien on properties attributed with at least 85% of estimated proved reserves of the Company and its subsidiaries.

The Credit Agreement contains the following financial covenants:

•a ratio of total debt to earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined in the Credit Agreement, for the most recently completed four fiscal quarters, not to exceed 4.0 to 1.0 as of the last day of each fiscal quarter; and

•a current ratio, as defined in the Credit Agreement, which includes in the numerator available borrowings undrawn under the borrowing base, of not less than 1.0 to 1.0 as of the last day of each fiscal quarter.

        As of June 30, 2020, the Company was in compliance with all financial covenants under the Credit Agreement. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodity prices, our hedge positions, changes in our lenders' lending criteria and our ability to raise capital to drill wells to replace produced reserves.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $3.5 million and $4.0 million for the three months ended June 30, 2020 and 2019, respectively, and $6.9 million and $7.5 million for the six months ended June 30, 2020 and 2019, respectively.

There was no capitalized interest and $0.1 million in capitalized interest on our unproved properties for the three months ended June 30, 2020 and 2019, respectively, and no capitalized interest and $0.2 million in capitalized interest on our unproved properties for the six months ended June 30, 2020 and 2019, respectively.

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

        The Company has the right, to the extent permitted under the Credit Facility and subject to the terms and conditions of the Second Lien, to optionally prepay the notes, subject to the following repayment fees; during year three, 2.0% of the principal amount of the Second Lien being prepaid; during year four, 1.0% of the principal amount of the Second Lien being prepaid; and thereafter, no premium. Additionally, the Second Lien contains customary mandatory prepayment obligations upon asset sales (including hedge terminations), casualty events and incurrences of certain debt, subject to, in certain circumstances, reinvestment periods. Management believes the probability of mandatory prepayment due to default is remote.

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

        The Second Lien also contains a financial covenant measuring the ratio of total net debt-to-EBITDA, as defined in the Note Purchase Agreement, for the most recently completed four fiscal quarters, not to exceed 4.5 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2020, the Company was in compliance with all financial covenants under the Second Lien.

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

 As of June 30, 2020, total net amounts recorded for the Second Lien were $194.4 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $4.6 million and $5.5 million for the three months ended June 30, 2020 and 2019, respectively, and $9.5 million and $10.8 million for the six months ended June 30, 2020 and 2019, respectively.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings.

(7)           Acquisitions and Dispositions

        Effective December 22, 2017, the Company closed a purchase and sale contract to sell the Company's wellbores and facilities in the Bay De Chene field and recorded a $16.3 million obligation related to the funding of certain plugging and abandonment costs. Of the $16.3 million original obligation, $0.4 million and $2.8 million was paid during the six months ended June 30, 2020 and 2019, respectively. The remaining obligation under this contract is $2.0 million and is carried in the accompanying condensed consolidated balance sheet current liability in “Accounts payable and accrued liabilities” as of June 30, 2020.

On April 3, 2020, we acquired additional properties in the Eagle Ford for approximately $5 million, including assumed liabilities. The acquisition included eight producing wells, basic infrastructure and acreage in Webb, La Salle, and McMullen Counties. We allocated all of the purchase price to proved oil and gas properties.

On May 13, 2020, the Company divested an overriding royalty interest in Converse and Niobrara Counties, Wyoming for approximately $4.8 million. The sales of our Wyoming assets did not significantly alter the relationship between capitalized costs and proved reserves, and as such, all proceeds were recorded as adjustments to our domestic full cost pool with no gain or loss recognized. These consolidated financial statements include the results of our Wyoming operations through the date of sale.

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

During the three months ended June 30, 2020 and 2019, the Company recorded losses of $8.5 million and gains of $25.0 million, respectively, on its commodity derivatives. During the six months ended June 30, 2020 and 2019, the Company recorded gains of $79.8 million and $20.9 million, respectively. The Company collected cash payments of $67.5 million and $4.4 million for settled derivative contracts during the six months ended June 30, 2020 and 2019, respectively. Included in our collected cash payments during the six months ended June 30, 2020 was $38.3 million for monetized derivative contracts.

At June 30, 2020, there were $4.7 million in receivables for settled derivatives while at December 31, 2019, we had $2.9 million in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in July 2020 and January 2020, respectively. At June 30, 2020 and December 31, 2019, we also had less than $0.1 million and $0.2 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts payable and accrued liabilities” and were subsequently paid in July 2020 and January 2020, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model and are periodically verified against quotes from brokers. At June 30, 2020, there was $20.8 million and $4.7 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $4.2 million and $2.4 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2019, there was $12.8 million and $3.9 million in current and long-term unsettled derivative assets, respectively, and $6.6 million and $1.6 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying balance sheets. Under the right of set-off, there was a $18.8 million net fair value asset at June 30, 2020, and a $8.4 million net fair value asset at December 31, 2019. For further discussion related to the fair value of the Company's derivatives, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts in place as of June 30, 2020:

Oil Derivative Swaps (New York Mercantile Exchange (“NYMEX”) WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
2020 Contracts
3Q20	354,338	$50.30
4Q20	353,626	$47.72

2021 Contracts
1Q21	215,538	$51.93
2Q21	195,646	$51.93
3Q21	179,759	$51.19
4Q21	163,812	$52.39

Collar Contracts
2020 Contracts
3Q20	62,350		$30.00	$35.38
4Q20	115,000		$31.00	$36.15

2021 Contracts
1Q21	161,475		$34.29	$39.36
2Q21	136,230		$34.92	$40.68
3Q21	90,620		$34.34	$39.87
4Q21	84,640		$34.70	$41.01

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
2020 Contracts
3Q20	7,575,000	$2.60
4Q20	7,817,000	$2.63

2021 Contracts
1Q21	2,398,078	$2.74
2Q21	832,255	$2.42
3Q21	640,000	$2.26
4Q21	290,000	$2.69

Collar Contracts
2020 Contracts
4Q20	310,000		$2.60	$3.06

2021 Contracts
1Q21	7,027,800		$2.53	$3.33
2Q21	4,546,000		$2.18	$2.69
3Q21	4,665,175		$2.02	$2.65
4Q21	4,391,000		$2.25	$2.71

Natural Gas Basis Derivative Swap (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2020 Contracts
3Q20	11,868,000	$(0.07)
4Q20	11,868,000	$(0.04)

2021 Contracts
1Q21	8,100,000	$(0.01)
2Q21	8,190,000	$(0.01)
3Q21	8,280,000	$(0.01)
4Q21	8,280,000	$(0.01)

Oil Basis Contracts (Calendar Monthly Roll Differential Swaps)	Total Volumes (Bbls)	Weighted-Average Price
2020 Contracts
3Q20	821,525	$1.43
4Q20	935,175	$0.59

2021 Contracts
1Q21	749,750	$0.41
2Q21	634,050	$0.43
3Q21	515,200	$0.48
4Q21	483,000	$0.47

NGL Contracts	Total Volumes (Bbls)	Weighted-Average Price
2020 Contracts
3Q20	35,119	$12.50

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of each of June 30, 2020 and December 31, 2019, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these Notes to Condensed Consolidated Financial Statements.

	Fair Value Measurements at
(in millions)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Assets
Natural Gas Derivatives	$7.1	$—	$7.1	$—
Natural Gas Basis Derivatives	$1.8	$—	$1.8	$—
Oil Derivatives	$15.8	$—	$15.8	$—
Oil Basis Derivatives	$0.8	$—	$0.8	$—
Liabilities
Natural Gas Derivatives	$2.8	$—	$2.8	$—
Natural Gas Basis Derivatives	$0.5	$—	$0.5	$—
Oil Derivatives	$2.9	$—	$2.9	$—
Oil Basis Derivatives	$0.5	$—	$0.5	$—
December 31, 2019
Assets
Natural Gas Derivatives	$11.7	$—	$11.7	$—
Natural Gas Basis Derivatives	$3.4	$—	$3.4	$—
Oil Derivatives	$1.6	$—	$1.6	$—
Liabilities
Natural Gas Derivatives	$0.2	$—	$0.2	$—
Natural Gas Basis Derivatives	$0.9	$—	$0.9	$—
Oil Derivatives	$7.0	$—	$7.0	$—
Oil Basis Derivatives	$0.1	$—	$0.1	$—

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2019 and the six months ended June 30, 2020 (in thousands):

Asset Retirement Obligations as of December 31, 2018	$4,259
Accretion expense	329
Liabilities incurred for new wells and facilities construction	250
Reductions due to plugged wells and facilities	(82)
Revisions in estimates	(309)
Asset Retirement Obligations as of December 31, 2019	$4,447
Accretion expense	173
Liabilities incurred for new wells and facilities construction	89
Reductions due to plugged wells and facilities	(15)
Asset Retirement Obligations as of June 30, 2020	$4,694

At both June 30, 2020 and December 31, 2019, approximately $0.4 million of our asset retirement obligations were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Company's financial information and its consolidated financial statements and accompanying notes included in this report and its Annual Report on Form 10-K for the year ended December 31, 2019. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 36 of this report.

Company Overview

        SilverBow is an independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas where it has assembled approximately 167,000 net acres across five operating areas. SilverBow's acreage position in each of its operating areas is highly contiguous and designed for optimal and efficient horizontal well development. The Company has built a balanced portfolio of properties with a significant base of current production and reserves coupled with low-risk development drilling opportunities and meaningful upside from newer operating areas.
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

Recent Events, Actions Taken and Strategy

        In March, the spot price of WTI crude oil declined over 50% in response to reductions in global demand due to the COVID-19 pandemic and announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at approximately $15 and $21 per barrel, respectively, on March 31, 2020. Crude oil prices fell further in April but partially recovered during the second quarter of 2020 with Brent and WTI crude oil closing at approximately $41 and $39 per barrel, respectively on June 30, 2020, although crude oil prices continue to be volatile. However, the ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of significant portions of the worldwide population, and the related impact on crude oil prices and the U.S. and global economy and capital markets is uncertain. While it is difficult to assess or predict with precision the broad future effect of this pandemic on the global economy, the energy industry or SilverBow, management expects that the pandemic will negatively affect the Company's results of operations, cash flows and financial condition during the remainder of 2020 due to lower commodity prices and reduced production levels.

        In response to market conditions, including the outbreak of COVID-19 and the rapid decline in commodity prices and economic outlook, SilverBow reduced its original 2020 capital budget of $175-$195 million. The Company released its sole drilling rig in April 2020, and deferred the completion and placement on production of eight wells until the second half of 2020. SilverBow began curtailing production volumes in March and continued curtailment through the second quarter of 2020. In total, the Company curtailed an average of 57 million cubic feet per day (“MMcf/d”) of net natural gas production and 1,930 barrels per day (“Bbls/d”) of net oil production throughout the quarter. In June, 2,750 Bbls/d of curtailed net oil production and 30 MMcf/d of curtailed net natural gas production was returned to sales. SilverBow plans on returning to sales the remaining curtailed volumes during the third quarter of 2020. Given the Company's plans to add a drilling rig in the fourth quarter of 2020, SilverBow's revised capital budget for the full year 2020 is $95-$105 million. As with the Company's completion activities, SilverBow will continue to assess optimal production timing in response to the evolving commodity price environment. The re-imposition of restrictions by governments to mitigate the COVID-19 pandemic or other events that adversely affect crude oil prices could result in further curtailments and adversely affect our expectation for improved performance during the remainder of 2020.

        Overall, the Company's strategy of having a diversified mix of both oil and gas inventory provides for optionality during volatile pricing environments and unforeseen changes in the macro economic outlook. SilverBow plans to continue pursuing a single-basin operating model, focused on low-cost structure and optionality across multiple commodity phase windows of the Eagle Ford. As a returns-focused operator, the Company employs a risk mitigation strategy by hedging forecasted production volumes. As of July 31, 2020, the mark-to-market value of SilverBow's hedge book was approximately $11.8 million.

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

Operational Results

        Total production for the six months ended June 30, 2020 decreased 17% from the six months ended June 30, 2019 to 185 million cubic feet of natural gas equivalent per day due to curtailed production volumes.

        During the second quarter of 2020, SilverBow had essentially no drilling and completion ("D&C") activity as a result of releasing its super spec rig at the beginning of April. In addition to temporarily suspending its D&C program, the Company curtailed an average of 57 MMcf/d of net natural gas and 1,930 Bbls/d of net oil production during the quarter. SilverBow commenced voluntary well shut-ins in March and increased the amount of shut-in production in April. Working with our midstream partners, approximately 2,750 Bbls/d of curtailed net oil production was returned to sales ahead of schedule in June, driving oil and natural gas liquids ("NGL") volumes above the second quarter guidance range. As the year unfolds, the Company will continue assessing optimal production timing in response to the evolving commodity price environment.

The wells that have been returned to production to-date have not experienced degradation and have exhibited higher production rates compared to pre-shut-in levels. The Company is analyzing the performance of these wells in real time to optimize choke management strategy and maximize production profiles and estimated ultimate recoveries.

On the expense management front, SilverBow is actively engaging in further cost savings initiatives, primarily related to chemicals, rentals and other ancillary services. The Company values its strong vendor relationships and is working together with them to ensure mutual success. As it pertains to SilverBow's recent acquisition, the Company has already identified a number of cost saving measures primarily through the use of existing infrastructure. SilverBow continues to analyze the subsurface characteristics of the new acreage to plan for future capital investment.

Consistent with the Company's strategy to align production start dates with higher prices, SilverBow intends to bring eight wells in the McMullen Oil area online over the second half of 2020. The Company secured favorable service pricing for the five wells it intends to complete in the third quarter, driving down capital costs by approximately 30% compared to initial estimates. SilverBow's procurement initiatives are laying the groundwork for the resumption of the Company's drilling program in the fourth quarter.

For the full year 2020, SilverBow increased the midpoint of its 2020 capital budget by $12.5 million, with a revised guidance range of $95-$105 million.

        2020 Cost Reduction Initiatives: SilverBow continues to focus on cost reduction measures in the areas that it can control. These initiatives include the use of regional sand in completions, improved utilization of existing facilities, elimination of redundant equipment, and replacement of rental equipment with company-owned equipment. As previously mentioned, the Company continues to improve its process for drilling, completing and equipping wells. SilverBow's procurement team takes a process-oriented approach to reducing the total delivered costs of purchased services by examining costs at their most granular level. Services are routinely sourced directly from the suppliers. The Company's lease operating expenses were $10.8 million or $0.32 per thousand cubic feet of gas equivalent ("Mcfe") for the first six months of 2020, as compared to $10.1 million or $0.25 per Mcfe for the same period in 2019. The increase in costs is due to higher labor and compression costs, partially offset by lower salt water disposal costs while the increase on a per Mcfe basis is due to the lower production volumes.
        SilverBow's cash general and administrative costs were $9.7 million (a non-GAAP financial measure calculated as $12.1 million in net general and administrative costs less $2.4 million of share-based compensation) for the first six months of 2020, or $0.29 per Mcfe, compared to $9.6 million (a non-GAAP financial measure calculated as $12.9 million in net general and administrative costs less $3.3 million of share-based compensation), or $0.23 per Mcfe, for the six months ended June 30, 2019.

Liquidity and Capital Resources

        SilverBow's primary use of cash has been to fund capital expenditures to develop its oil and gas properties and to repay Credit Facility borrowings. As of June 30, 2020, the Company’s liquidity consisted of $6.6 million of cash-on-hand and $60.0 million in available borrowings on its Credit Facility, which had a $330 million borrowing base as of such date. Management believes the Company has sufficient liquidity to meet its obligations through the third quarter of 2021 and execute its long-term development plans. See Note 6 to SilverBow's condensed consolidated financial statements for more information on its Credit Facility.

Contractual Commitments and Obligations

        There were no other material changes in SilverBow's contractual commitments during the six months ended June 30, 2020 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

        As of June 30, 2020, the Company had no off-balance sheet arrangements requiring disclosure pursuant to Item 303(a) of Regulation S-K.

Summary of 2020 Financial Results Through June 30, 2020

•Revenues and Net Income (Loss): The Company's oil and gas revenues were $78.2 million for the six months ended June 30, 2020, compared to $146.8 million for the six months ended June 30, 2019. Revenues were lower primarily due to overall lower commodity pricing and production. The Company's net loss was $311.8 million for the six months ended June 30, 2020, compared to net income of $80.8 million for the six months ended June 30, 2019. The decrease in net income was primarily due to the non-cash impairment write-down, on a pre-tax basis, of $355.9 million on our oil and natural gas properties.

•Capital Expenditures: The Company's capital expenditures on an accrual basis were $55.5 million for the six months ended June 30, 2020 compared to $158.0 million for the six months ended June 30, 2019. The expenditures for the six months ended June 30, 2020 and 2019 were attributable to drilling and completion activity.

•Working Capital: The Company had working capital of $15.4 million at June 30, 2020 and a working capital deficit of $27.8 million at December 31, 2019. The working capital computation does not include available liquidity through our Credit Facility.

•Cash Flows: For the six months ended June 30, 2020, the Company generated cash from operating activities of $99.0 million, of which $4.1 million was attributable to changes in working capital. Cash used for property additions was $85.6 million. This included $28.6 million attributable to a net decrease of capital-related payables and accrued costs. Additionally, $0.4 million was paid during the six months ended June 30, 2020, for property abandonment obligations related to the sale of our former Bay De Chene field. The Company’s net repayments on the Credit Facility were $9.0 million during the six months ended June 30, 2020.

For the six months ended June 30, 2019, the Company generated cash from operating activities of $100.3 million, of which $6.3 million was attributable to changes in working capital. Cash used for property additions was $174.1 million. This excluded $16.5 million attributable to a net increase of capital-related payables and accrued costs. Additionally, $2.8 million was paid during the six months ended June 30, 2019 for property abandonment obligations related to the sale of our former Bay De Chene field. The Company’s net borrowings on the Credit Facility were $78.0 million during the six months ended June 30, 2019.

Results of Operations

Revenues — Three Months Ended June 30, 2020 and Three Months Ended June 30, 2019

Natural gas production was 82% and 77% of the Company's production volumes for the three months ended June 30, 2020 and 2019, respectively. Natural gas sales were 73% and 58% of oil and gas sales for the three months ended June 30, 2020 and 2019, respectively.

Crude oil production was 10% and 11% of the Company's production volumes for the three months ended June 30, 2020 and 2019, respectively. Crude oil sales were 21% and 33% of oil and gas sales for the three months ended June 30, 2020 and 2019, respectively.

NGL production was 8% and 12% of the Company's production volumes for the three months ended June 30, 2020 and 2019, respectively. NGL sales were 6% and 9% of oil and gas sales for the three months ended June 30, 2020 and 2019, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the three months ended June 30, 2020 and 2019:

Fields	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$4.4	1,872	$19.9	4,829
AWP	5.3	2,189	21.4	4,107
Fasken	12.8	7,511	21.5	7,984
Other (1)	2.3	1,312	11.9	4,465
Total	$24.8	12,884	$74.7	21,385
(1) Primarily composed of the Company's Rio Bravo, Oro Grande and Uno Mas fields.

The sales volumes decrease from 2019 to 2020 was primarily due to decreased production as a result of curtailed production volumes.

        In the second quarter of 2020, our $49.9 million, or 67%, decrease in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $19.3 million unfavorable impact on sales due to overall lower commodity pricing; and
•Volume variances that had an approximately $30.6 million unfavorable impact on sales due to overall decreased commodity production.

        The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended June 30, 2020 and 2019 (in thousands, except per-dollar amounts):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Production volumes:
Oil (MBbl) (1)	221	405
Natural gas (MMcf)	10,624	16,409
Natural gas liquids (MBbl) (1)	156	424
Total (MMcfe)	12,884	21,385

Oil, natural gas and natural gas liquids sales:
Oil	$5,265	$24,940
Natural gas	18,103	43,597
Natural gas liquids	1,478	6,166
Total	$24,846	$74,703

Average realized price:
Oil (per Bbl)	$23.82	$61.60
Natural gas (per Mcf)	1.70	2.66
Natural gas liquids (per Bbl)	9.49	14.53
Average per Mcfe	$1.93	$3.49

Price impact of cash-settled derivatives:
Oil (per Bbl)	$49.52	$(0.01)
Natural gas (per Mcf)	0.64	0.17
Natural gas liquids (per Bbl)	—	3.78
Average per Mcfe	$1.38	$0.20

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$73.34	$61.59
Natural gas (per Mcf)	2.34	2.83
Natural gas liquids (per Bbl)	9.49	18.31
Average per Mcfe	$3.31	$3.69

(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet. MBbl refers to one thousand barrels.

For the three months ended June 30, 2020 and 2019, the Company recorded net losses of $8.5 million and net gains of $25.0 million from our derivatives activities, respectively. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended June 30, 2020 and Three Months Ended June 30, 2019
The following table provides additional information regarding our expenses for the three months ended June 30, 2020 and 2019:

Costs and Expenses	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
General and administrative, net	$6,180	$6,624
Depreciation, depletion, and amortization	13,716	24,029
Accretion of asset retirement obligations	88	86
Lease operating cost	5,000	5,035
Workovers	—	(127)
Transportation and gas processing	4,554	6,728
Severance and other taxes	2,037	3,950
Interest expense, net	8,026	9,306
Write-down of oil and gas properties	260,342	—

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.48 and $0.31 for the three months ended June 30, 2020 and 2019, respectively. The increase per Mcfe was due to lower production while the decrease in costs was primarily due to lower salaries and burdens and lower share-based compensation. Included in general and administrative expenses is $1.2 million and $1.6 million in share-based compensation for the three months ended June 30, 2020 and 2019, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.06 and $1.12 for the three months ended June 30, 2020 and 2019, respectively.

Lease Operating Cost and Workovers. These expenses on a per-Mcfe basis were $0.39 and $0.23 for the three months ended June 30, 2020 and 2019, respectively. The increase per Mcfe was due to lower production.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.35 and $0.31 for the three months ended June 30, 2020 and 2019, respectively.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.16 and $0.18 for the three months ended June 30, 2020 and 2019, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 8.2% and 5.3% for the three months ended June 30, 2020 and 2019, respectively.

        Interest. Our gross interest cost was $8.0 million and $9.4 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in gross interest cost is primarily due to decreased borrowing rates. There was no capitalized interest cost and $0.1 million of capitalized interest for the three months ended June 30, 2020 and 2019, respectively.

Write-down of oil and gas properties. Due to the effects of pricing and timing of projects, for the three months ended June 30, 2020, we reported a non-cash impairment write-down, on a pre-tax basis, of $260.3 million on our oil and natural gas properties. There was no write-down for the three months ended June 30, 2019.

Income Taxes. In March and April 2020, the COVID-19 pandemic caused volatility in the market price for crude oil due to the disruption of global supply and demand. In response to these market conditions and given the decline in oil prices and economic outlook for our Company, during the quarter ended June 30, 2020, management had determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other deferred tax assets and, accordingly, recorded a full valuation allowance to offset its net deferred tax assets in excess of deferred tax liabilities. As a result of the full valuation allowance established at June 30, 2020, we recorded an income tax provision of $22.4 million for the three months ended June 30, 2020, which was inclusive of state income tax expense. During the three months ended June 30, 2019, the Company was able to complete several operational initiatives that resulted in increased production, lower development costs and expanded inventory of development prospects. The results of these initiatives led management to determine, after weighing both positive and negative evidence, that the Company would more likely than not be able to realize the benefits of its deferred tax assets. Accordingly, we released the valuation allowance, resulting in a net deferred tax benefit of $20.7 million for the three months ended June 30, 2019.

Revenues — Six Months Ended June 30, 2020 and Six Months Ended June 30, 2019

Natural gas production was 81% and 79% of the Company's production volumes for the six months ended June 30, 2020 and 2019, respectively. Natural gas sales were 63% and 65% of oil and gas sales for the six months ended June 30, 2020 and 2019, respectively.

Crude oil production was 11% and 10% of the Company's production volumes for the six months ended June 30, 2020 and 2019, respectively. Crude oil sales were 30% and 27% of oil and gas sales for the six months ended June 30, 2020 and 2019, respectively.

NGL production was 8% and 11% of the Company's production volumes for the six months ended June 30, 2020 and 2019, respectively. NGL sales were 7% and 8% of oil and gas sales for the six months ended June 30, 2020 and 2019, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the six months ended June 30, 2020 and 2019:

Fields	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$18.8	6,215	$33.0	7,884
AWP	18.6	5,214	37.5	7,127
Fasken	31.2	17,176	46.9	15,817
Other (1)	9.6	5,054	29.4	9,916
Total	$78.2	33,659	$146.8	40,744
(1) Primarily composed of the Company's Rio Bravo, Oro Grande and Uno Mas fields.

The sales volumes decrease from 2019 to 2020 was primarily due to decreased production as a result of curtailed production volumes.

        In the six months ended June 30, 2020, our $68.5 million, or 47%, decrease in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $46.3 million unfavorable impact on sales due to overall lower commodity pricing; and
•Volume variances that had an approximately $22.2 million unfavorable impact on sales due to overall decreased commodity production.

        The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the six months ended June 30, 2020 and 2019 (in thousands, except per-dollar amounts):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Production volumes:
Oil (MBbl) (1)	622	661
Natural gas (MMcf)	27,121	32,316
Natural gas liquids (MBbl) (1)	468	743
Total (MMcfe)	33,659	40,744

Oil, natural gas and natural gas liquids sales:
Oil	$23,315	$39,547
Natural gas	49,574	94,902
Natural gas liquids	5,333	12,319
Total	$78,222	$146,768

Average realized price:
Oil (per Bbl)	$37.51	$59.79
Natural gas (per Mcf)	1.83	2.94
Natural gas liquids (per Bbl)	11.40	16.58
Average per Mcfe	$2.32	$3.60

Price impact of cash-settled derivatives:
Oil (per Bbl)	$24.75	$(0.19)
Natural gas (per Mcf)	0.55	0.09
Natural gas liquids (per Bbl)	—	3.33
Average per Mcfe	$0.90	$0.13

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$62.26	$59.60
Natural gas (per Mcf)	2.38	3.03
Natural gas liquids (per Bbl)	11.40	19.91
Average per Mcfe	$3.23	$3.73

(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet. MBbl refers to one thousand barrels.

For the six months ended June 30, 2020 and 2019, the Company recorded net gains of $79.8 million and $20.9 million from our derivatives activities, respectively. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Six Months Ended June 30, 2020 and Six Months Ended June 30, 2019
The following table provides additional information regarding our expenses for the six months ended June 30, 2020 and 2019:

Costs and Expenses	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
General and administrative, net	$12,093	$12,900
Depreciation, depletion, and amortization	37,156	45,834
Accretion of asset retirement obligations	173	168
Lease operating cost	10,812	9,567
Workovers	—	519
Transportation and gas processing	11,197	13,135
Severance and other taxes	5,001	7,266
Interest expense, net	16,433	18,065
Write-down of oil and gas properties	355,948	—

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.36 and $0.32 for the six months ended June 30, 2020 and 2019, respectively. The increase per Mcfe was due to lower production while the decrease in costs was primarily due to lower salaries and burdens and lower share-based compensation. Included in general and administrative expenses is $2.4 million and $3.3 million in share-based compensation for the six months ended June 30, 2020 and 2019, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.10 and $1.12 for the six months ended June 30, 2020 and 2019, respectively.

Lease Operating Cost and Workovers. These expenses on a per-Mcfe basis were $0.32 and $0.25 for the six months ended June 30, 2020 and 2019, respectively. The increase per Mcfe was due to lower production.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.33 and $0.32 for the six months ended June 30, 2020 and 2019, respectively.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.15 and $0.18 for the six months ended June 30, 2020 and 2019, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 6.4% and 5.0% for the six months ended June 30, 2020 and 2019, respectively.

        Interest. Our gross interest cost was $16.4 million and $18.3 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in gross interest cost is primarily due to decreased borrowing rates. There was no capitalized interest cost and $0.2 million of capitalized interest for the six months ended June 30, 2020 and 2019, respectively.

Write-down of oil and gas properties. Due to the effects of pricing and timing of projects, for the six months ended June 30, 2020, we reported a non-cash impairment write-down, on a pre-tax basis, of $355.9 million on our oil and natural gas properties. There was no impairment for the six months ended June 30, 2019.

Income Taxes. In March and April 2020, the COVID-19 pandemic caused volatility in the market price for crude oil due to the disruption of global supply and demand. In response to these market conditions and given the decline in oil prices and economic outlook for our Company, during the quarter ended June 30, 2020, management had determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other deferred tax assets and, accordingly, recorded a full valuation allowance to offset its net deferred tax assets in excess of deferred tax liabilities. As a result of the full valuation allowance established at June 30, 2020, we recorded an income tax provision of $21.2 million for the six months ended June 30, 2020, which was inclusive of state income tax expense. For the six months ended June 30, 2019, the Company was able to complete several operational initiatives that resulted in increased production, lower development costs and expanded inventory of development prospects. The results of these initiatives led management to determine, after weighing both positive and negative evidence, that the Company will more likely than not be able to realize the benefits of its deferred tax assets. Accordingly, we released the valuation allowance, resulting in a net deferred tax benefit of $20.5 million for the six months ended June 30, 2019.

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
• shut-in and curtailment of production due to decreases in available storage capacity or other factors;
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
• uncertainty regarding our future operating results; and
• other risks and uncertainties described in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Interest Rate Risk. At June 30, 2020, we had a combined $470.0 million drawn under our Credit Facility and our Second Lien, which bear floating rates of interest and therefore are susceptible to interest rate fluctuations. These variable interest rate borrowings are also impacted by changes in short-term interest rates. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility and Second Lien at June 30, 2020 would increase our annual interest expense by $4.7 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

        A description of our risk factors can be found in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in subsequent Quarterly Reports on Form 10-Q. Other than as provided below, there were no material changes to those risk factors during the six months ended June 30, 2020.

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

As domestic demand for crude oil has declined substantially due to the COVID-19 pandemic, we cannot ensure that there will be a physical market for our production at economic prices until markets stabilize.

As a result of low commodity prices or a future decrease in commodity prices, we did temporarily curtail and may curtail again in the future a portion of our estimated oil production and/or may store rather than sell additional crude oil production in the near future. The excess supply of oil could lead to potential curtailments by our purchasers. While we believe that any potential shutting-in of such production will not impact the productivity of such wells when reopened, there is no assurance we will not have a degradation in well performance upon returning those wells to production. The storing or shutting in of a portion of our production could potentially also result in increased costs under our midstream and other contracts. Any of the foregoing could result in an adverse impact on our revenues, financial position and cash flows.

A financial crisis may impact our business, financial condition and cash flows and may adversely impact our ability to obtain funding.

We use our cash flows from operating activities and borrowings to fund our capital expenditures, and we rely on the capital markets and asset monetization transactions to provide us with additional capital for large or exceptional transactions. However, the COVID-19 pandemic and the public and political responses thereto have contributed to equity market volatility and the potential risk of a global recession, and we expect this global equity market volatility to continue at least until the outbreak of COVID-19 stabilizes, if not longer. As such, we may not be able to access adequate funding, including due to an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. We may also face limitations on our ability to access the debt and equity capital markets and complete asset sales, increased counterparty credit risk on derivatives contracts, and requirements by our contractual counterparties to post collateral guaranteeing performance.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, water disposal and oilfield services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget and operate profitably.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel, including shortages or unavailability of personnel, supplies and equipment arising from the COVID-19 pandemic could delay or adversely affect our development and exploration operations. If the price of oil and natural gas increases, the demand for production equipment and personnel will likely also increase, potentially resulting in shortages of equipment and personnel. In addition, larger producers may be more likely to secure access to such equipment by offering drilling companies more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, this would potentially delay our ability to convert our reserves into cash flow and could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

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

10.1
Fifth Amendment to First Amended and Restated Senior Secured Revolving Credit Agreement effective as of May 12, 2020, by and among SilverBow Resources, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and certain lenders party thereto (incorporated by reference as Exhibit 10.1 to SilverBow Resources Inc's Form 8-K filed May 13, 2020, File No. 001-08754).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from SilverBow Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Stockholders Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SILVERBOW RESOURCES, INC. (Registrant)
Date:	August 5, 2020	By:	/s/ Christopher M. Abundis
Christopher M. Abundis Executive Vice President, Chief Financial Officer, General Counsel and Secretary

Date:	August 5, 2020	By:	/s/ W. Eric Schultz
W. Eric Schultz Controller