Form 10-Q
period 2020-09-30
SILVERBOW RESOURCES, INC.
filed 2020-11-05
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020
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

Yes	☑	No	☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	11,936,679 Shares outstanding at October 28, 2020

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,222	$1,358
Accounts receivable, net	28,884	36,996
Fair value of commodity derivatives	11,850	12,833
Other current assets	2,628	2,121
Total Current Assets	44,584	53,308
Property and Equipment:
Property and equipment, full cost method, including $30,661 and $41,201, respectively, of unproved property costs not being amortized at the end of each period	1,323,789	1,247,717
Less – Accumulated depreciation, depletion, amortization & impairment	(787,830)	(380,728)
Property and Equipment, Net	535,959	866,989
Right of Use Assets	6,093	9,374
Fair Value of Long-Term Commodity Derivatives	2,291	3,854
Deferred Tax Asset	—	22,669
Other Long-Term Assets	1,752	3,622
Total Assets	$590,679	$959,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$22,707	$39,343
Fair value of commodity derivatives	10,420	6,644
Accrued capital costs	4,915	17,889
Accrued interest	892	1,397
Current lease liability	4,807	6,707
Undistributed oil and gas revenues	8,619	9,166
Total Current Liabilities	52,360	81,146
Long-Term Debt, Net	447,644	472,900
Non-Current Lease Liability	1,392	2,813
Deferred Tax Liabilities	—	1,582
Asset Retirement Obligations	4,344	4,055
Fair Value of Long-Term Commodity Derivatives	4,045	1,613
Other Long-Term Liabilities	292	—
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 12,053,763 and 11,895,032 shares issued, respectively, and 11,936,679 and 11,806,679 shares outstanding, respectively	121	119
Additional paid-in capital	296,629	292,916
Treasury stock, held at cost, 117,084 and 88,353 shares, respectively	(2,372)	(2,282)
(Accumulated deficit) Retained earnings	(213,776)	104,954
Total Stockholders’ Equity	80,602	395,707
Total Liabilities and Stockholders’ Equity	$590,679	$959,816
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Revenues:
Oil and gas sales	$45,699	$72,014

Operating Expenses:
General and administrative, net	5,833	6,247
Depreciation, depletion, and amortization	13,975	24,937
Accretion of asset retirement obligations	90	88
Lease operating costs	5,211	5,507
Workovers	8	93
Transportation and gas processing	5,094	6,782
Severance and other taxes	2,512	3,778
Total Operating Expenses	32,723	47,432

Operating Income (Loss)	12,976	24,582

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(12,944)	13,409
Interest expense, net	(7,444)	(9,435)
Other income (expense), net	(56)	134

Income (Loss) Before Income Taxes	(7,468)	28,690

Provision (Benefit) for Income Taxes	(572)	1,039

Net Income (Loss)	$(6,896)	$27,651

Per Share Amounts

Basic: Net Income (Loss)	$(0.58)	$2.35

Diluted: Net Income (Loss)	$(0.58)	$2.35

Weighted-Average Shares Outstanding - Basic	11,935	11,762

Weighted-Average Shares Outstanding - Diluted	11,935	11,780

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenues:
Oil and gas sales	$123,921	$218,781

Operating Expenses:
General and administrative, net	17,926	19,146
Depreciation, depletion, and amortization	51,130	70,771
Accretion of asset retirement obligations	263	257
Lease operating costs	16,023	15,074
Workovers	8	613
Transportation and gas processing	16,291	19,917
Severance and other taxes	7,513	11,044
Write-down of oil and gas properties	355,948	—
Total Operating Expenses	465,102	136,822

Operating Income (Loss)	(341,181)	81,959

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	66,884	34,312
Interest expense, net	(23,876)	(27,500)
Other income (expense), net	50	173

Income (Loss) Before Income Taxes	(298,123)	88,944

Provision (Benefit) for Income Taxes	20,607	(19,464)

Net Income (Loss)	$(318,730)	$108,408

Per Share Amounts

Basic: Net Income (Loss)	$(26.81)	$9.24

Diluted: Net Income (Loss)	$(26.81)	$9.21

Weighted-Average Shares Outstanding - Basic	11,890	11,739

Weighted-Average Shares Outstanding - Diluted	11,890	11,776

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2018	$118	$286,281	$(1,870)	$(9,702)	$274,827

Purchase of treasury shares (11,076 shares)	—	—	(260)	—	(260)
Issuance of restricted stock (61,263 shares)	—	—	—	—	—
Share-based compensation	—	1,849	—	—	1,849
Net Income	—	—	—	16,053	16,053
Balance, March 31, 2019	$118	$288,130	$(2,130)	$6,351	$292,469

Purchase of treasury shares (3,877 shares)	—	—	(58)	—	(58)
Issuance of restricted stock (19,162 shares)	—	—	—	—	—
Share-based compensation	—	1,769	—	—	1,769
Net Income	—	—	—	64,704	64,704
Balance, June 30, 2019	$118	$289,899	$(2,188)	$71,055	$358,884

Purchase of treasury shares (411 shares)	—	—	(5)	—	(5)
Issuance of restricted stock (26,684 shares)	1	—	—	—	1
Share-based compensation	—	1,855	—	—	1,855
Net Income	—	—	—	27,651	27,651
Balance, September 30, 2019	$119	$291,754	$(2,193)	$98,706	$388,386

Balance, December 31, 2019	$119	$292,916	$(2,282)	$104,954	$395,707

Purchase of treasury shares (26,675 shares)	—	—	(83)	—	(83)
Issuance of restricted stock (105,108 shares)	1	(1)	—	—	—
Share-based compensation	—	1,335	—	—	1,335
Net Loss	—	—	—	(5,858)	(5,858)
Balance, March 31, 2020	$120	$294,250	$(2,365)	$99,096	$391,101

Shares issued from warrant exercise (5 shares)	—	—	—	—	—
Purchase of treasury shares (1,098 shares)	—	—	(3)	—	(3)
Issuance of restricted stock (49,665 shares)	—	—	—	—	—
Share-based compensation	—	1,229	—	—	1,229
Net Loss	—	—	—	(305,976)	(305,976)
Balance, June 30, 2020	$120	$295,479	$(2,368)	$(206,880)	$86,351

Purchase of treasury shares (958 shares)	—	—	(4)	—	(4)
Issuance of restricted stock (3,953 shares)	1	—	—	—	1
Share-based compensation	—	1,150	—	—	1,150
Net Loss	—	—	—	(6,896)	(6,896)
Balance, September 30, 2020	$121	$296,629	$(2,372)	$(213,776)	$80,602
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(318,730)	$108,408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	51,130	70,771
Write-down of oil and gas properties	355,948	—
Accretion of asset retirement obligations	263	257
Deferred income taxes	21,087	(19,735)
Share-based compensation	3,503	5,091
(Gain) Loss on derivatives, net	(66,884)	(34,312)
Cash settlement (paid) received on derivatives	76,150	16,087
Settlements of asset retirement obligations	(27)	(67)
Write down of debt issuance cost	459	—
Other	2,436	1,782
Change in operating assets and liabilities
(Increase) decrease in accounts receivable and other current assets	7,413	13,746
Increase (decrease) in accounts payable and accrued liabilities	(3,981)	(8,824)
Increase (decrease) in income taxes payable	(480)	217
Increase (decrease) in accrued interest	(505)	(356)
Net Cash Provided by (Used in) Operating Activities	127,782	153,065
Cash Flows from Investing Activities:
Additions to property and equipment	(102,713)	(234,859)
Acquisition of oil and gas properties	(3,441)	—
Proceeds from the sale of property and equipment	4,752	(96)
Payments on property sale obligations	(426)	(4,402)
Net Cash Provided by (Used in) Investing Activities	(101,828)	(239,357)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	71,000	315,000
Payments of bank borrowings	(97,000)	(228,000)
Purchase of treasury shares	(90)	(323)
Net Cash Provided by (Used in) Financing Activities	(26,090)	86,677

Net Increase (Decrease) in Cash and Cash Equivalents	(136)	385
Cash and Cash Equivalents at Beginning of Period	1,358	2,465
Cash and Cash Equivalents at End of Period	$1,222	$2,850

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$22,290	$26,172
Changes in capital accounts payable and capital accruals	$(25,641)	$(27,905)
See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
SilverBow Resources, Inc. and Subsidiary

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

    As further discussed in Note 2, the impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic and related economic, business and market disruptions continue to evolve and its future effects are uncertain. The actual impact of these recent developments on the Company will depend on numerous factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
(2)          Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements included herein reflect necessary adjustments, all of which were of a recurring nature unless otherwise disclosed herein, and are in the opinion of our management necessary for a fair presentation.

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of SilverBow and its wholly owned subsidiary, SilverBow Resources Operating LLC, which are engaged in the exploration, development, acquisition, and operation of oil and gas properties, with a focus on oil and natural gas reserves in the Eagle Ford trend in Texas. Our undivided interests in oil and gas properties are accounted for using the proportionate consolidation method, whereby our proportionate share of the assets, liabilities, revenues, and expenses are included in the appropriate classifications in the accompanying condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the accompanying condensed consolidated financial statements.

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

In April 2020, WTI oil prices declined further to approximately $10 per barrel for May 2020 delivery. Crude oil prices fell further in April but partially recovered during the second quarter of 2020 with Brent and WTI crude oil closing at approximately $41 and $39 per barrel, respectively, on June 30, 2020. Crude oil prices traded slightly higher in the third quarter of 2020 with Brent and WTI crude closing at approximately $42 and $40 per barrel, on September 30, 2020.

In response to these market conditions, including the COVID-19 pandemic and the decline in oil prices and economic outlook, the Company released its sole drilling rig in April 2020 and deferred the completion and placement on production of eight wells until the second half of 2020. In the third quarter of 2020, the Company restarted completions activity and returned to sales all previously curtailed oil volumes and a substantial portion of natural gas volumes. Approximately 20 million cubic feet per day (“MMcf/d”) of net gas production remained shut-in at quarter-end. The Company began returning these volumes to production in late October 2020 to align with favorable natural gas prices.

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

In addition, if the depressed pricing environment continues for an extended period, it may in the future lead to (i) a further reduction in oil and natural gas reserves, including the possible further removal of proved undeveloped reserves (ii) further impairment of proved and/or unproved oil and natural gas properties and a potential increase in depletion expense and (iii) reductions in the borrowing base under the Credit Agreement as discussed in Note 6.

    If the pandemic and low oil price environment continues, it may have a material adverse effect on the Company’s operating cash flows, liquidity, and future development plans.

Subsequent Events. We have evaluated subsequent events requiring potential accrual or disclosure in our condensed consolidated financial statements. Effective November 2, 2020, as part of our regularly scheduled borrowing base redetermination, the borrowing base of our Credit Facility (as defined below) was decreased from $330 million to $310 million. See Note 6 for more information.

Through October 31, 2020, the Company entered into additional derivative contracts. The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts entered into after September 30, 2020:

Oil Derivative Contracts (New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) Settlements)	Total Volumes (Bbls)(1)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
2022 Contracts
Swap Contracts
3Q22	36,800	$43.38
Collar Contracts
1Q22	40,500		$40.00	$45.55
2Q22	29,400		$40.00	$45.30
(1) Bbl refers to one barrel of oil.

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
2022 Contracts
Collar Contracts
3Q22	920,000	$2.35	$2.65

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2022 Contracts
1Q22	1,800,000	$(0.08)
2Q22	1,820,000	$(0.08)
3Q22	1,840,000	$(0.08)
4Q22	1,840,000	$(0.08)

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

•the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties, the related present value of estimated future net cash flows therefrom, and the Ceiling Test impairment calculation,
•estimates related to the collectability of accounts receivable and the credit worthiness of our customers,
•estimates of the counterparty bank risk related to letters of credit that our customers may have issued on our behalf,
•estimates of future costs to develop and produce reserves,
•accruals related to oil and gas sales, capital expenditures and lease operating expenses ("LOE"),
•estimates in the calculation of share-based compensation expense,
•estimates of our ownership in properties prior to final division of interest determination,
•the estimated future cost and timing of asset retirement obligations,
•estimates made in our income tax calculations, including the valuation of our deferred tax assets,
•estimates in the calculation of the fair value of commodity derivative assets and liabilities,
•estimates in the assessment of current litigation claims against the Company,
•estimates in amounts due with respect to open state regulatory audits, and
•estimates on future lease obligations.

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended September 30, 2020 and 2019, such internal costs when capitalized totaled $0.8 million and $1.2 million, respectively. For the nine months ended September 30, 2020 and 2019, such internal costs capitalized totaled $2.8 million and $4.1 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties (refer to Note 6 of these Notes to Condensed Consolidated Financial Statements for further discussion on capitalized interest costs).

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	September 30, 2020	December 31, 2019
Property and Equipment
Proved oil and gas properties	$1,287,962	$1,201,296
Unproved oil and gas properties	30,661	41,201
Furniture, fixtures and other equipment	5,166	5,220
Less – Accumulated depreciation, depletion, amortization & impairment	(787,830)	(380,728)
Property and Equipment, Net	$535,959	$866,989

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

Geological and geophysical (“G&G”) costs incurred on developed properties are recorded in “Proved oil and gas properties” and therefore subject to amortization. G&G costs incurred that are associated with unproved properties are capitalized in “Unproved oil and gas properties” and evaluated as part of the total capitalized costs associated with a prospect. The cost of unproved properties not being amortized is assessed quarterly, on a property-by-property basis, to determine whether such properties have been impaired. In determining whether such costs should be impaired, we evaluate current drilling results, lease expiration dates, current oil and gas industry conditions, economic conditions, capital availability and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized.

Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and natural gas properties (including natural gas processing facilities, capitalized asset retirement obligations, net of related salvage values and deferred income taxes) is limited to the sum of the estimated future net revenues from proved properties (excluding cash outflows from recognized asset retirement obligations, including future development and abandonment costs of wells to be drilled, using the preceding 12-months’ average price based on closing prices on the first day of each month, adjusted for price differentials, discounted at 10% and the lower of cost or fair value of unproved properties) adjusted for related income tax effects (“Ceiling Test”).

The quarterly calculations of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

Due to the effects of pricing and timing of projects we reported a non-cash impairment write-down, on a pre-tax basis, of $355.9 million for the nine months ended September 30, 2020 on our oil and natural gas properties. There was no impairment for the three months ended September 30, 2020 and no impairment for the three and nine months ended September 30, 2019.

If future capital expenditures outpace future discounted net cash flows in our reserve calculations, if we have significant declines in our oil and natural gas reserves volumes (which also reduces our estimate of discounted future net cash flows from proved oil and natural gas reserves) or if oil or natural gas prices decline, it is possible that non-cash write-downs of our oil and natural gas properties will occur again in the future. We cannot control and cannot predict what future prices for oil and natural gas will be; therefore, we cannot estimate the amount of any potential future non-cash write-down of our oil and natural gas properties due to decreases in oil or natural gas prices. However, it is reasonably possible that we will record additional Ceiling Test write-downs in future periods.

Accounts Receivable, Net. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both September 30, 2020 and December 31, 2019, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable, net” balance on the accompanying condensed consolidated balance sheets.

At September 30, 2020, our “Accounts receivable, net” balance included $17.8 million for oil and gas sales, $0.5 million due from joint interest owners, $6.4 million for severance tax credit receivables and $4.2 million for other receivables.

At December 31, 2019, our “Accounts receivable, net” balance included $24.6 million for oil and gas sales, $3.7 million due from joint interest owners, $5.4 million for severance tax credit receivables and $3.3 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net,” on the accompanying condensed consolidated statements of operations. The amount of supervision fees charged for each of the nine months ended September 30, 2020 and 2019 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $1.1 million for both the three months ended September 30, 2020 and 2019 and $3.2 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. In March and April 2020, the COVID-19 pandemic caused volatility in the market price for crude oil due to the disruption of global supply and demand. In response to these market conditions and given the decline in oil prices and economic outlook for our Company, during the quarter ended June 30, 2020, management determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other deferred tax assets and, accordingly, recorded a full valuation allowance in the second quarter to offset its net deferred tax assets in excess of deferred tax liabilities. The Company’s effective tax rate was approximately 7.7% and (6.9)% for the three and nine months ended September 30, 2020, respectively. The difference in the Company’s effective tax rate and the statutory rate for the nine months ended September 30, 2020 related to the effects of recording a valuation allowance against the Company’s net deferred tax assets in the second quarter of 2020 and the state income tax provision. Our income tax benefit for the three months ended September 30, 2020 is fully attributable to a current state income tax benefit. The income tax benefit for the nine months ended September 30, 2019 was primarily the effect of releasing the valuation allowance previously recorded against the Company’s net deferred tax assets. During the second quarter of 2019, the Company was able to complete several operational initiatives that resulted in increased production, lower development costs and expanded inventory of development prospects. The results of these initiatives led management to determine, after weighing both positive and negative evidence, that the Company will more likely than not be able to realize the benefits of its deferred tax assets. Accordingly, the Company released the valuation allowance, resulting in an income tax benefit of $19.5 million for the nine months ended September 30, 2019.

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2020, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

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

The following table provides information regarding our oil and gas sales, by product, reported on the Statements of Operations for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Oil, natural gas and NGLs sales:
Oil	$17,665	$28,894	$40,979	$68,441
Natural gas	23,595	37,040	73,170	131,941
NGLs	4,439	6,080	9,772	18,400
Total	$45,699	$72,014	$123,921	$218,781

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	September 30, 2020	December 31, 2019
Trade accounts payable	$8,063	$26,121
Accrued operating expenses	2,816	3,873
Accrued compensation costs	3,414	4,601
Asset retirement obligations – current portion	439	392
Accrued non-income based taxes	4,133	1,413
Accrued corporate and legal fees	162	109
Other payables	3,680	2,834
Total accounts payable and accrued liabilities	$22,707	$39,343

    Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. These amounts do not include cash balances that are contractually restricted.

    Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock, held at cost” on the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2020, we purchased 28,731 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares.

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

    The Company has contractual agreements for its corporate office lease, vehicle fleet, compressors, treating equipment, and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding lease liability is recorded. The Company determines at inception if an arrangement is an operating or financing lease. As of September 30, 2020, all of the Company’s leases were operating leases.

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

    Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Lease Costs Included in the Asset Additions in the Condensed Consolidated Balance Sheets
Property, plant and equipment acquisitions - short-term leases	$—	$2,208	$2,302	$8,376
Property, plant and equipment acquisitions - operating leases	—	12	10	30
Total lease costs in property, plant and equipment additions	$—	$2,220	$2,312	$8,406

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Lease Costs Included in the Condensed Consolidated Statements of Operations
Lease operating costs - short-term leases	$124	$357	$575	$2,022
Lease operating costs - operating leases	1,397	1,387	4,267	2,524
General and administrative, net - operating leases	172	173	532	504
Total lease cost expensed	$1,693	$1,917	$5,374	$5,050

The lease term and the discount rate related to the Company's leases are as follows:

September 30, 2020
Weighted-average remaining lease term (in years)	1.7
Weighted-average discount rate	4.6%

As of September 30, 2020, the Company's future undiscounted cash payment obligation for its operating lease liabilities are as follows (in thousands):

As of September 30, 2020
2020 (Remaining)	$1,772
2021	3,636
2022	559
2023	169
2024	40
Thereafter	310
Total undiscounted lease payments	6,486
Present value adjustment	(287)
Net operating lease liabilities	$6,199

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,793	$3,013
Investing cash flows from operating leases	$10	$30
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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.1 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, and $3.5 million and $5.1 million for the nine months ended September 30, 2020 and 2019, respectively. Capitalized share-based compensation was less than $0.1 million and was $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

At September 30, 2020, we had $0.7 million of unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the nine months ended September 30, 2020:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	324,324	$27.68
Options expired	(17,372)	$26.96
Options outstanding, end of period	306,952	$27.72
Options exercisable, end of period	209,426	$28.39

Our outstanding stock option awards at September 30, 2020 had no measurable aggregate intrinsic value. At September 30, 2020, the weighted-average remaining contract life of stock option awards outstanding was 5.0 years and exercisable was 4.3 years. The total intrinsic value of stock option awards exercisable had no value for the nine months ended September 30, 2020.

Restricted Stock Units

The compensation cost related to these awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of September 30, 2020, we had $3.1 million unrecognized compensation expense related to our RSUs which is expected to be recognized over a weighted-average period of 1.3 years.

The following table provides information regarding RSU activity for the nine months ended September 30, 2020:

	RSUs	Wtd. Avg. Grant Price
RSUs outstanding, beginning of period	342,683	$22.10
RSUs granted	397,285	$2.83
RSUs forfeited	(1,794)	$8.41
RSUs vested	(158,726)	$21.38
RSUs outstanding, end of period	579,448	$9.13

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

As of September 30, 2020, we had $1.3 million unrecognized compensation expense related to our PSUs based on the assumption of 100% target payout. The remaining weighted-average performance period is 1.2 years. No shares vested during the nine months ended September 30, 2020.

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share (“Diluted EPS”) assumes, as of the beginning of the period, exercise of stock options and RSU grants using the treasury stock method. Diluted EPS also assumes conversion of PSUs to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and RSU grants that would potentially dilute Basic EPS in the future were also antidilutive for the three and nine months ended September 30, 2020 and 2019 are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$(6,896)	11,935	$(0.58)	$27,651	11,762	$2.35
Dilutive Securities:
RSU Awards		—			18
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$(6,896)	11,935	$(0.58)	$27,651	11,780	$2.35

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$(318,730)	11,890	$(26.81)	$108,408	11,739	$9.24
Dilutive Securities:
RSU Awards		—			37
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$(318,730)	11,890	$(26.81)	$108,408	11,776	$9.21

Approximately 0.3 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended September 30, 2020 because they were antidilutive due to the net loss, and 0.4 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended September 30, 2019 because they were antidilutive, while 0.3 million stock options to purchase shares were not included for the nine months ended September 30, 2020 because they were antidilutive due to the net loss, and 0.5 million stock options to purchase shares were not included in the computation of Diluted EPS for the nine months ended September 30, 2019 because they were antidilutive.

Approximately 0.2 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended September 30, 2020 because they were antidilutive due to the net loss, and 0.4 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended September 30, 2019, because they were antidilutive, while 0.2 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the nine months ended September 30, 2020 because they were antidilutive due to the net loss, and approximately 0.1 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the nine months ended September 30, 2019 because they were antidilutive.

Approximately 0.1 million shares of PSUs that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended September 30, 2020 because they were antidilutive due to the net loss, and approximately 0.1 million shares of PSUs were not included for the three months ended September 30, 2019 because they were antidilutive, while 0.1 million shares of PSUs were not included for the nine months ended September 30, 2020 because they were antidilutive due to the net loss, and approximately 0.1 million shares of PSUs were not included for the nine months ended September 30, 2019 because they were antidilutive.

Approximately 2.1 million warrants to purchase common stock were not included in the computation of Diluted EPS for the three and nine months ended September 30, 2019 because these warrants were antidilutive. There were no warrants to purchase common stock for the three and nine months ended September 30, 2020 as the warrants expired.

(6)          Long-Term Debt

    The Company's long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Credit Facility Borrowings (1)	$253,000	$279,000
Second Lien Notes due 2024	200,000	200,000
	453,000	479,000
Unamortized discount on Second Lien Notes due 2024	(1,361)	(1,550)
Unamortized debt issuance cost on Second Lien Notes due 2024	(3,995)	(4,550)
Long-Term Debt, net	$447,644	$472,900
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of September 30, 2020 and December 31, 2019, we had $1.7 million and $3.1 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $253.0 million and $279.0 million as of September 30, 2020 and December 31, 2019, respectively. The Company is a party to a First Amended and Restated Senior Secured Revolving Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended (such agreement, the “Credit Agreement” and the borrowing facility provided thereby, the “Credit Facility”). The Company entered into the Sixth Amendment to the Credit Facility, effective November 2, 2020 (the “Sixth Amendment”), which among other things, (i) decreased the borrowing base under the Credit Facility to $310 million (from $330 million) as part of the regularly scheduled semi-annual redetermination and (ii) decreased the ratio of total debt to EBITDA (defined below) to not exceed 3.5 to 1.0.

The Credit Facility matures April 19, 2022, and provides for a maximum credit amount of $600 million, subject to the current borrowing base of $310 million as of November 2, 2020. The borrowing base is regularly redetermined on or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders, in their discretion, in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

Interest under the Credit Facility accrues at the Company’s option either at an Alternate Base Rate plus the applicable margin (“ABR Loans”) or the LIBOR Rate plus the applicable margin (“Eurodollar Loans”). Since May 12, 2020, the applicable margin ranged from 1.75% to 2.75% for ABR Loans and 2.75% to 3.75% for Eurodollar Loans. The Alternate Base Rate and LIBOR Rate are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.5% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. At the present time, the Credit Facility is subject to LIBOR rates but has a term that extends beyond the end of 2021 when LIBOR will be phased out. The Sixth Amendment includes technical updates to address this matter, and we are currently evaluating the potential impact of eventual replacement of the LIBOR interest rate.

The obligations under the Credit Agreement are secured, subject to certain exceptions, by a first priority lien on substantially all assets of the Company and its subsidiary, including a first priority lien on properties attributed with at least 85% of estimated proved reserves of the Company and its subsidiary.

The Credit Agreement contains the following financial covenants:

•a ratio of total debt to earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined in the Credit Agreement, for the most recently completed four fiscal quarters, not to exceed (i) 4.0 to 1.0 as of the last day of each fiscal quarter for any fiscal quarter ending on or before September 30, 2020 and (ii) 3.5 to 1.0 as of the last day of each fiscal quarter, commencing with fiscal quarter ending December 31, 2020; and

•a current ratio, as defined in the Credit Agreement, which includes in the numerator available borrowings undrawn under the borrowing base, of not less than 1.0 to 1.0 as of the last day of each fiscal quarter.

    As of September 30, 2020, the Company was in compliance with all financial covenants under the Credit Agreement. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodity prices, our hedge positions, changes in our lenders' lending criteria and our ability to raise capital to drill wells to replace produced reserves.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $2.9 million and $4.2 million for the three months ended September 30, 2020 and 2019, respectively, and $9.8 million and $11.7 million for the nine months ended September 30, 2020 and 2019, respectively.

There was no capitalized interest on our unproved properties for both the three months ended September 30, 2020 and 2019, respectively, and no capitalized interest and $0.2 million in capitalized interest on our unproved properties for the nine months ended September 30, 2020 and 2019, respectively.

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

    Interest on the Second Lien is payable quarterly and accrues at LIBOR plus 7.5%; provided that if LIBOR ceases to be available, the Second Lien provides for a mechanism to use ABR (an alternate base rate) plus 6.5% as the applicable interest rate. The definitions of LIBOR and ABR are set forth in the Note Purchase Agreement. To the extent that a payment, insolvency, or, at the holders’ election, another default exists and is continuing, all amounts outstanding under the Second Lien will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. Additionally, to the extent the Company were to default on the Second Lien, this would potentially trigger a cross-default under our Credit Facility.

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

    The obligations under the Second Lien are secured, subject to certain exceptions and other permitted liens (including the liens created under the Credit Facility), by a perfected security interest, second in priority to the liens securing our Credit Facility, and mortgage lien on substantially all assets of the Company and its subsidiary, including a mortgage lien on oil and gas properties attributed with at least 85% of estimated PV-9 (defined below), of proved reserves of the Company and its subsidiary and 85% of the book value attributed to the PV-9 of the non-proved oil and gas properties of the Company. PV-9 is determined using commodity price assumptions by the administrative agent of the Credit Facility. PV-9 value is the estimated future net revenues to be generated from the production of proved reserves discounted to present value using an annual discount rate of 9%.

    The Second Lien contains an Asset Coverage Ratio, which is only tested (i) as a condition to issuance of additional notes and (ii) in connection with certain asset sales in order to determine whether the proceeds of such asset sale must be applied as a prepayment of the notes and includes in the numerator of the PV-10 (defined below), based on forward strip pricing, plus the swap mark-to-market value of the commodity derivative contracts of the Company and its restricted subsidiary and in the denominator the total net indebtedness of the Company and its restricted subsidiary, of not less than 1.25 to 1.0 as of each date of determination (the “Asset Coverage Ratio”). PV-10 value is the estimated future net revenues to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%.

    The Second Lien also contains a financial covenant measuring the ratio of total net debt-to-EBITDA, as defined in the Note Purchase Agreement, for the most recently completed four fiscal quarters, not to exceed 4.5 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2020, the Company was in compliance with all financial covenants under the Second Lien.

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

    As of September 30, 2020, total net amounts recorded for the Second Lien were $194.6 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $4.6 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively, and $14.1 million and $16.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings.

(7)           Acquisitions and Dispositions

    Effective December 22, 2017, the Company closed a purchase and sale contract to sell the Company's wellbores and facilities in the Bay De Chene field and recorded a $16.3 million obligation related to the funding of certain plugging and abandonment costs. Of the $16.3 million original obligation, $0.4 million and $4.4 million was paid during the nine months ended September 30, 2020 and 2019, respectively. The remaining obligation under this contract is $2.0 million and is carried in the accompanying condensed consolidated balance sheet current liability in “Accounts payable and accrued liabilities” as of September 30, 2020.

On April 3, 2020, we acquired additional properties in the Eagle Ford for approximately $5.0 million, including assumed liabilities. The acquisition included eight producing wells, basic infrastructure and acreage in Webb, La Salle, and McMullen Counties. We allocated all of the purchase price to proved oil and gas properties.

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

During the three months ended September 30, 2020 and 2019, the Company recorded losses of $12.9 million and gains of $13.4 million, respectively, on its commodity derivatives. During the nine months ended September 30, 2020 and 2019, the Company recorded gains of $66.9 million and $34.3 million, respectively. The Company collected cash payments of $76.1 million and $16.1 million for settled derivative contracts during the nine months ended September 30, 2020 and 2019, respectively. Included in our collected cash payments during the nine months ended September 30, 2020 was $38.3 million for monetized derivative contracts received in the first quarter of 2020.

At September 30, 2020, there were $2.7 million in receivables for settled derivatives while at December 31, 2019, we had $2.9 million in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in October 2020 and January 2020, respectively. At September 30, 2020 and December 31, 2019, we also had $0.5 million and $0.2 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts payable and accrued liabilities” and were subsequently paid in October 2020 and January 2020, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model and are periodically verified against quotes from brokers. At September 30, 2020, there was $11.8 million and $2.3 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $10.4 million and $4.0 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2019, there was $12.8 million and $3.9 million in current and long-term unsettled derivative assets, respectively, and $6.6 million and $1.6 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying balance sheets. Under the right of set-off, there was a $0.3 million net fair value liability at September 30, 2020, and an $8.4 million net fair value asset at December 31, 2019. For further discussion related to the fair value of the Company's derivatives, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts in place as of September 30, 2020:

Oil Derivative Swaps (New York Mercantile Exchange (“NYMEX”) WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
2020 Contracts
4Q20	353,626	$47.72
2021 Contracts
1Q21	215,538	$51.93
2Q21	195,646	$51.93
3Q21	179,759	$51.19
4Q21	163,812	$52.39
2022 Contracts
1Q22	88,455	$36.79
Collar Contracts
2020 Contracts
4Q20	115,000		$31.00	$36.15
2021 Contracts
1Q21	155,475		$34.15	$39.24
2Q21	116,980		$34.33	$40.30
3Q21	90,620		$34.34	$39.87
4Q21	84,640		$34.70	$41.01
2022 Contracts
2Q22	86,450		$39.00	$46.50

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
2020 Contracts
4Q20	7,817,000	$2.63
2021 Contracts
1Q21	2,398,078	$2.74
2Q21	832,255	$2.42
3Q21	330,000	$2.62
4Q21	290,000	$2.69
Collar Contracts
2020 Contracts
4Q20	920,000		$2.57	$2.93
2021 Contracts
1Q21	7,027,800		$2.53	$3.33
2Q21	4,546,000		$2.18	$2.69
3Q21	4,665,175		$2.02	$2.65
4Q21	4,391,000		$2.25	$2.71
2022 Contracts
1Q22	4,415,000		$2.50	$3.35
2Q22	4,200,000		$2.23	$2.70

Natural Gas Basis Derivative Swap (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2020 Contracts
4Q20	11,868,000	$(0.04)
2021 Contracts
1Q21	9,900,000	$(0.02)
2Q21	10,010,000	$(0.02)
3Q21	10,120,000	$(0.02)
4Q21	10,120,000	$(0.02)

Oil Basis Contracts (Argus Cushing (WTI) and Magellan East Houston)	Total Volumes (Bbls)	Weighted-Average Price
2020 Contracts
4Q20	465,275	$1.20
2021 Contracts
1Q21	373,750	$1.19
2Q21	329,150	$1.22
3Q21	262,200	$1.27
4Q21	241,500	$1.28
Calendar Monthly Roll Differential Swaps
2020 Contracts
4Q20	469,900	$(0.02)
2021 Contracts
1Q21	367,000	$(0.40)
2Q21	313,900	$(0.37)
3Q21	253,000	$(0.34)
4Q21	241,500	$(0.33)

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of each of September 30, 2020 and December 31, 2019, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these Notes to Condensed Consolidated Financial Statements.

	Fair Value Measurements at
(in millions)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Assets
Natural Gas Derivatives	$0.3	$—	$0.3	$—
Natural Gas Basis Derivatives	$3.0	$—	$3.0	$—
Oil Derivatives	$10.0	$—	$10.0	$—
Oil Basis Derivatives	$0.8	$—	$0.8	$—
Liabilities
Natural Gas Derivatives	$10.7	$—	$10.7	$—
Natural Gas Basis Derivatives	$0.1	$—	$0.1	$—
Oil Derivatives	$3.4	$—	$3.4	$—
Oil Basis Derivatives	$0.2	$—	$0.2	$—
December 31, 2019
Assets
Natural Gas Derivatives	$11.7	$—	$11.7	$—
Natural Gas Basis Derivatives	$3.4	$—	$3.4	$—
Oil Derivatives	$1.6	$—	$1.6	$—
Liabilities
Natural Gas Derivatives	$0.2	$—	$0.2	$—
Natural Gas Basis Derivatives	$0.9	$—	$0.9	$—
Oil Derivatives	$7.0	$—	$7.0	$—
Oil Basis Derivatives	$0.1	$—	$0.1	$—

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2019 and the nine months ended September 30, 2020 (in thousands):

Asset Retirement Obligations as of December 31, 2018	$4,259
Accretion expense	329
Liabilities incurred for new wells and facilities construction	250
Reductions due to plugged wells and facilities	(82)
Revisions in estimates	(309)
Asset Retirement Obligations as of December 31, 2019	$4,447
Accretion expense	263
Liabilities incurred for new wells and facilities construction	165
Reductions due to plugged wells and facilities	(92)
Asset Retirement Obligations as of September 30, 2020	$4,783

At both September 30, 2020 and December 31, 2019, approximately $0.4 million of our asset retirement obligations were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets.

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

Recent Events, Actions Taken and Strategy

    In March, the spot price of WTI crude oil declined over 50% in response to reductions in global demand due to the COVID-19 pandemic and announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at approximately $15 and $21 per barrel, respectively, on March 31, 2020. Crude oil prices fell further in April but partially recovered during the second quarter of 2020 with Brent and WTI crude oil closing at approximately $41 and $39 per barrel, respectively on June 30, 2020. Crude oil prices traded slightly higher in the third quarter of 2020 with Brent and WTI crude closing at approximately $42 and $40 per barrel, on September 30, 2020.

The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of significant portions of the worldwide population, and the related impact on crude oil prices and the U.S. and global economy and capital markets is uncertain. While it is difficult to assess or predict with precision the broad future effect of this pandemic on the global economy, the energy industry or SilverBow, management expects that the pandemic will negatively affect the Company's results of operations, cash flows and financial condition during the remainder of 2020 due to lower commodity prices and varied production levels.

    In response to market conditions, including the COVID-19 pandemic and the rapid decline in commodity prices and economic outlook, SilverBow reduced its original 2020 capital budget of $175-$195 million. The Company released its sole drilling rig in April 2020, and deferred the completion and placement on production of eight wells until the second half of 2020. In the third quarter of 2020, SilverBow restarted completions activity and returned to sales all previously curtailed oil volumes and a substantial portion of natural gas volumes. Approximately 20 MMcf/d of net gas production remained shut-in at quarter-end. The Company began returning these volumes to production in late October to align with favorable fundamentals and a strong natural gas price environment.

With the addition of a drilling rig in the fourth quarter of 2020, SilverBow reaffirmed its capital budget for the full year 2020 of $95-$105 million. As with the Company's completion activities, SilverBow will continue to assess optimal production timing in response to the dynamic commodity price environment. The re-imposition of restrictions by governments to mitigate the COVID-19 pandemic or other events that adversely affect crude oil prices could result in further curtailments and adversely affect our expectation for improved performance during the remainder of 2020 and 2021.

    Overall, the Company's strategy of procuring cost savings on drilling and completion activities allows SilverBow to add activity and stay within its capital range. The Company plans to continue pursuing a single-basin operating model, focused on its low-cost structure and optionality across multiple commodity phase windows of the Eagle Ford. As a returns-focused operator, SilverBow employs a risk mitigation strategy by hedging forecasted production volumes and protecting cash flow.

    As a result of the COVID-19 pandemic, the Company continues to operate under a "work from home" policy applicable to all employees other than essential personnel whose physical presence is required either in the office or in the field.

SilverBow has not experienced any material interruption to its ordinary course business processes as a result of COVID-19. The Company will continue to monitor the COVID-19 situation and follow the advice of government and health leaders.

Operational Results

    Total production for the nine months ended September 30, 2020 decreased 20% from the nine months ended September 30, 2019 to 184 million cubic feet of natural gas equivalent per day due to curtailed production volumes.

    During the third quarter of 2020, SilverBow resumed completion activity by bringing online eight wells in its McMullen Oil area. The Company completed three of these wells in the first quarter of 2020, but deferred bringing them online due to prevailing market conditions. The remaining five wells were drilled but uncompleted during the first quarter of 2020. As planned, all eight of these oil-weighted wells were placed on production in the third quarter of 2020, with the five DUCs completed nearly one month ahead of schedule. SilverBow's total well costs for the five DUCs were $8 million below budget, collectively. In addition to resuming capital activity, all remaining curtailed oil volumes were returned to sales during the third quarter. Approximately 20 MMcf/d of net gas production remained shut-in at quarter-end. The Company returned these volumes to production in late October to align with favorable natural gas prices.

To date, wells that have been returned to sales have not experienced any degradation and in some cases have exhibited higher production rates compared to pre-shut-in levels, as noted last quarter. SilverBow continues to monitor and analyze well data in real-time and implement choke management practices that optimize and preserve the integrity of each well. The Company believes these are primary drivers for the strong performance of the wells returned to sales.

The operations team carried out significant pre-planning and contingency practices, and engaged in rigorous vendor bidding activities, to ensure continuation of the Company’s low-cost platform and operational efficiencies given the activity hiatus in the second quarter of 2020. The team also performed regular, in-depth reviews of operating and capital costs. On the operating cost side, labor, compression, salt-water disposal and chemicals were the notable areas that led to further LOE savings. On the capital side, service-pricing remains in a deflationary environment and the SilverBow team has been able to capture further savings through selective de-bundling of capital costs and process efficiencies.

At the beginning of October, the Company resumed drilling activity in the Webb County Gas area. SilverBow drilled the first three wells in the Upper Eagle Ford at Fasken with first production expected towards year-end. The other six wells comprise the second, co-developed La Mesa pad. The first pad was drilled and completed last year and has demonstrated some of the strongest returns in the Company's portfolio. SilverBow expects to finish the drilling and completion of the six-well La Mesa pad in early 2021, with first sales expected by the end of the first quarter.

For the full year 2020, the Company expects capital expenditures to be at the high end of the $95-$100 million range.

    2020 Cost Reduction Initiatives: SilverBow continues to focus on cost reduction measures in the areas that it can control. These initiatives include the use of regional sand in completions, improved utilization of existing facilities, elimination of redundant equipment, and replacement of rental equipment with company-owned equipment. As previously mentioned, the Company continues to improve its process for drilling, completing and equipping wells. SilverBow's procurement team takes a process-oriented approach to reducing the total delivered costs of purchased services by examining costs at their most granular level. Services are routinely sourced directly from the suppliers. The Company's LOE and workover expenses were $16.0 million or $0.32 per thousand cubic feet of gas equivalent ("Mcfe") for the first nine months of 2020, as compared to $15.7 million or $0.25 per Mcfe for the same period in 2019. The increase in costs is due to higher labor and compression costs, partially offset by lower salt water disposal costs while the increase on a per Mcfe basis is due to the lower production volumes.
    SilverBow's cash general and administrative costs were $14.4 million (a non-GAAP financial measure calculated as $17.9 million in net general and administrative costs less $3.5 million of share-based compensation) for the first nine months of 2020, or $0.29 per Mcfe, compared to $14.0 million (a non-GAAP financial measure calculated as $19.1 million in net general and administrative costs less $5.1 million of share-based compensation), or $0.22 per Mcfe, for the nine months ended September 30, 2019. In September, the Company implemented corporate cost reduction initiatives. On a go forward basis SilverBow expects to save approximately $2.5 million in annualized general and administrative costs.

Liquidity and Capital Resources

    SilverBow's primary use of cash has been to fund capital expenditures to develop its oil and gas properties and to repay Credit Facility borrowings. As of September 30, 2020, the Company’s liquidity consisted of $1.2 million of cash-on-hand and $77.0 million in available borrowings on its Credit Facility, which had a $330 million borrowing base as of such date prior to the November 2, 2020 redetermination to $310 million. Management believes the Company has sufficient liquidity to meet its obligations through the fourth quarter of 2021 and execute its long-term development plans. See Note 6 to SilverBow's condensed consolidated financial statements for more information on its Credit Facility.

Contractual Commitments and Obligations

    There were no other material changes in SilverBow's contractual commitments during the nine months ended September 30, 2020 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

    As of September 30, 2020, the Company had no off-balance sheet arrangements requiring disclosure pursuant to Item 303(a) of Regulation S-K.

Summary of 2020 Financial Results Through September 30, 2020

•Revenues and Net Income (Loss): The Company's oil and gas revenues were $123.9 million for the nine months ended September 30, 2020, compared to $218.8 million for the nine months ended September 30, 2019. Revenues were lower primarily due to overall lower commodity pricing and production. The Company's net loss was $318.7 million for the nine months ended September 30, 2020, compared to net income of $108.4 million for the nine months ended September 30, 2019. The decrease in net income was primarily due to the non-cash impairment write-down, on a pre-tax basis, of $355.9 million on our oil and natural gas properties.

•Capital Expenditures: The Company's capital expenditures on an accrual basis were $75.7 million for the nine months ended September 30, 2020 compared to $207.4 million for the nine months ended September 30, 2019. The expenditures for the nine months ended September 30, 2020 and 2019 were attributable to drilling and completion activity.

•Working Capital: The Company had a working capital deficit of $7.8 million at September 30, 2020 and a working capital deficit of $27.8 million at December 31, 2019. The working capital computation does not include available liquidity through our Credit Facility.

•Cash Flows: For the nine months ended September 30, 2020, the Company generated cash from operating activities of $127.8 million, of which $2.4 million was attributable to changes in working capital. Cash used for property additions was $102.7 million. This included $25.6 million attributable to a net decrease of capital-related payables and accrued costs. Additionally, $0.4 million was paid during the nine months ended September 30, 2020, for property abandonment obligations related to the sale of our former Bay De Chene field. The Company’s net repayments on the Credit Facility were $26.0 million during the nine months ended September 30, 2020.

For the nine months ended September 30, 2019, the Company generated cash from operating activities of $153.1 million, of which $4.8 million was attributable to changes in working capital. Cash used for property additions was $234.9 million. This included $27.9 million attributable to a net decrease of capital-related payables and accrued costs. Additionally, $4.4 million was paid during the nine months ended September 30, 2019 for property abandonment obligations related to the sale of our former Bay De Chene field. The Company’s net borrowings on the Credit Facility were $87.0 million during the nine months ended September 30, 2019.

Results of Operations

Revenues — Three Months Ended September 30, 2020 and Three Months Ended September 30, 2019

Natural gas production was 71% and 72% of the Company's production volumes for the three months ended September 30, 2020 and 2019, respectively. Natural gas sales were 51% and 52% of oil and gas sales for the three months ended September 30, 2020 and 2019, respectively.

Crude oil production was 17% and 14% of the Company's production volumes for the three months ended September 30, 2020 and 2019, respectively. Crude oil sales were 39% and 40% of oil and gas sales for the three months ended September 30, 2020 and 2019, respectively.

NGL production was 12% and 14% of the Company's production volumes for the three months ended September 30, 2020 and 2019, respectively. NGL sales were 10% and 8% of oil and gas sales for the three months ended September 30, 2020 and 2019, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the three months ended September 30, 2020 and 2019:

Fields	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$11.8	3,802	$23.8	6,182
AWP	15.3	3,659	19.5	4,026
Fasken	13.0	6,500	21.6	9,244
Other (1)	5.6	2,848	7.1	2,582
Total	$45.7	16,809	$72.0	22,034
(1) Primarily composed of the Company's Rio Bravo, Oro Grande and Uno Mas fields.

The sales volumes decrease from 2019 to 2020 was primarily due to decreased production as a result of curtailed production volumes.

    In the third quarter of 2020, our $26.3 million, or 37%, decrease in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $13.0 million unfavorable impact on sales due to lower oil and natural gas pricing; and
•Volume variances that had an approximately $13.3 million unfavorable impact on sales due to overall decreased commodity production.

    The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended September 30, 2020 and 2019 (in thousands, except per-dollar amounts):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Production volumes:
Oil (MBbl) (1)	472	506
Natural gas (MMcf)	11,897	15,958
Natural gas liquids (MBbl) (1)	347	507
Total (MMcfe)	16,809	22,034

Oil, natural gas and natural gas liquids sales:
Oil	$17,665	$28,894
Natural gas	23,595	37,040
Natural gas liquids	4,439	6,080
Total	$45,699	$72,014

Average realized price:
Oil (per Bbl)	$37.45	$57.14
Natural gas (per Mcf)	1.98	2.32
Natural gas liquids (per Bbl)	12.79	11.99
Average per Mcfe	$2.72	$3.27

Price impact of cash-settled derivatives:
Oil (per Bbl)	$6.91	$2.39
Natural gas (per Mcf)	0.39	0.51
Natural gas liquids (per Bbl)	(0.01)	4.14
Average per Mcfe	$0.47	$0.52

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$44.36	$59.53
Natural gas (per Mcf)	2.37	2.83
Natural gas liquids (per Bbl)	12.78	16.14
Average per Mcfe	$3.19	$3.79

(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the three months ended September 30, 2020 and 2019, the Company recorded net losses of $12.9 million and net gains of $13.4 million from our derivatives activities, respectively. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended September 30, 2020 and Three Months Ended September 30, 2019
The following table provides additional information regarding our expenses for the three months ended September 30, 2020 and 2019:

Costs and Expenses	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
General and administrative, net	$5,833	$6,247
Depreciation, depletion, and amortization	13,975	24,937
Accretion of asset retirement obligations	90	88
Lease operating cost	5,211	5,507
Workovers	8	93
Transportation and gas processing	5,094	6,782
Severance and other taxes	2,512	3,778
Interest expense, net	7,444	9,435

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.35 and $0.28 for the three months ended September 30, 2020 and 2019, respectively. The increase per Mcfe was due to lower production while the decrease in costs was primarily due to lower salaries and burdens, lower share-based compensation and lower temporary labor fees. Included in general and administrative expenses is $1.1 million and $1.8 million in share-based compensation for the three months ended September 30, 2020 and 2019, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $0.83 and $1.13 for the three months ended September 30, 2020 and 2019, respectively. The decrease on a per Mcfe basis was driven by reductions to our depletable base due to non-cash impairment write-downs during the year.

Lease Operating Cost and Workovers. These expenses on a per-Mcfe basis were $0.31 and $0.25 for the three months ended September 30, 2020 and 2019, respectively. The increase per Mcfe was due to lower production.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.30 and $0.31 for the three months ended September 30, 2020 and 2019, respectively.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.15 and $0.17 for the three months ended September 30, 2020 and 2019, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.5% and 5.2% for the three months ended September 30, 2020 and 2019, respectively.

    Interest. Our gross interest cost was $7.4 million and $9.4 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in gross interest cost is primarily due to decreased borrowings and lower interest rates. There were no capitalized interest costs for both the three months ended September 30, 2020 and 2019.

Income Taxes. The Company recorded an income tax benefit of $0.6 million and an income tax provision of $1.0 million for the three months ended September 30, 2020 and 2019, respectively. During the quarter ended June 30, 2020, management had determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other deferred tax assets and, accordingly, recorded a full valuation allowance to offset its net deferred tax assets in excess of deferred tax liabilities. Our income tax benefit for the three months ended September 30, 2020 is fully attributable to a current state income tax benefit.

Revenues — Nine Months Ended September 30, 2020 and Nine Months Ended September 30, 2019

Natural gas production was 77% of the Company's production volumes for both the nine months ended September 30, 2020 and 2019. Natural gas sales were 59% and 60% of oil and gas sales for the nine months ended September 30, 2020 and 2019, respectively.

Crude oil production was 13% and 11% of the Company's production volumes for the nine months ended September 30, 2020 and 2019, respectively. Crude oil sales were 33% and 31% of oil and gas sales for the nine months ended September 30, 2020 and 2019, respectively.

NGL production was 10% and 12% of the Company's production volumes for the nine months ended September 30, 2020 and 2019, respectively. NGL sales were 8% and 9% of oil and gas sales for the nine months ended September 30, 2020 and 2019, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the nine months ended September 30, 2020 and 2019:

Fields	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$30.6	10,016	$56.8	14,067
AWP	33.9	8,872	57.0	11,153
Fasken	44.2	23,676	68.5	25,061
Other (1)	15.2	7,904	36.5	12,497
Total	$123.9	50,468	$218.8	62,778
(1) Primarily composed of the Company's Rio Bravo, Oro Grande and Uno Mas fields.

The sales volumes decrease from 2019 to 2020 was primarily due to decreased production as a result of curtailed production volumes.

    In the nine months ended September 30, 2020, our $94.9 million, or 43%, decrease in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $58.8 million unfavorable impact on sales due to overall lower commodity pricing; and
•Volume variances that had an approximately $36.1 million unfavorable impact on sales due to overall decreased commodity production due to curtailed volumes during the year.

    The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the nine months ended September 30, 2020 and 2019 (in thousands, except per-dollar amounts):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Production volumes:
Oil (MBbl) (1)	1,093	1,167
Natural gas (MMcf)	39,018	48,274
Natural gas liquids (MBbl) (1)	815	1,250
Total (MMcfe)	50,468	62,778

Oil, natural gas and natural gas liquids sales:
Oil	$40,979	$68,441
Natural gas	73,170	131,941
Natural gas liquids	9,772	18,400
Total	$123,921	$218,781

Average realized price:
Oil (per Bbl)	$37.48	$58.65
Natural gas (per Mcf)	1.88	2.73
Natural gas liquids (per Bbl)	11.99	14.72
Average per Mcfe	$2.46	$3.49

Price impact of cash-settled derivatives:
Oil (per Bbl)	$17.05	$0.93
Natural gas (per Mcf)	0.50	0.23
Natural gas liquids (per Bbl)	—	3.66
Average per Mcfe	$0.76	$0.27

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$54.54	$59.58
Natural gas (per Mcf)	2.38	2.96
Natural gas liquids (per Bbl)	11.99	18.38
Average per Mcfe	$3.22	$3.76

(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the nine months ended September 30, 2020 and 2019, the Company recorded net gains of $66.9 million and $34.3 million from our derivatives activities, respectively. Included in our net gain during the nine months ended September 30, 2020 was $38.3 million for monetized derivative contracts received in the first quarter of 2020. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Nine Months Ended September 30, 2020 and Nine Months Ended September 30, 2019
The following table provides additional information regarding our expenses for the nine months ended September 30, 2020 and 2019:

Costs and Expenses	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
General and administrative, net	$17,926	$19,146
Depreciation, depletion, and amortization	51,130	70,771
Accretion of asset retirement obligations	263	257
Lease operating cost	16,023	15,074
Workovers	8	613
Transportation and gas processing	16,291	19,917
Severance and other taxes	7,513	11,044
Interest expense, net	23,876	27,500
Write-down of oil and gas properties	355,948	—

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.36 and $0.30 for the nine months ended September 30, 2020 and 2019, respectively. The increase per Mcfe was due to lower production while the decrease in costs was primarily due to lower salaries and burdens, lower share-based compensation and lower temporary labor fees. Included in general and administrative expenses is $3.5 million and $5.1 million in share-based compensation for the nine months ended September 30, 2020 and 2019, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.01 and $1.13 for the nine months ended September 30, 2020 and 2019, respectively. The decrease on a per Mcfe basis was driven by reductions to our depletable base due to non-cash impairment write-downs during the year.

Lease Operating Cost and Workovers. These expenses on a per-Mcfe basis were $0.32 and $0.25 for the nine months ended September 30, 2020 and 2019, respectively. The increase per Mcfe was due to lower production while the increase in costs is due to higher labor and compression costs, partially offset by lower salt water disposal costs.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.32 for both the nine months ended September 30, 2020 and 2019.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.15 and $0.18 for the nine months ended September 30, 2020 and 2019, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 6.1% and 5.0% for the nine months ended September 30, 2020 and 2019, respectively.

    Interest. Our gross interest cost was $23.9 million and $27.7 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in gross interest cost is primarily due to decreased borrowings and lower interest rates. There was no capitalized interest cost and $0.2 million of capitalized interest for the nine months ended September 30, 2020 and 2019, respectively.

Write-down of oil and gas properties. Due to the effects of pricing and timing of projects, for the nine months ended September 30, 2020, we reported a non-cash impairment write-down, on a pre-tax basis, of $355.9 million on our oil and natural gas properties. These impairments occurred in the first half of 2020. There was no impairment for the nine months ended September 30, 2019.

Income Taxes. In March and April 2020, the COVID-19 pandemic caused volatility in the market price for crude oil due to the disruption of global supply and demand. In response to these market conditions and given the decline in oil prices and economic outlook for our Company, during the quarter ended June 30, 2020, management determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other deferred tax assets and, accordingly, recorded a full valuation allowance as a discrete item in the second quarter to offset its net deferred tax assets in excess of deferred tax liabilities. This resulted in tax expenses of $21.2 million in the second quarter of 2020. Our income tax provision of $20.6 million for the nine months ended September 30, 2020 is inclusive of a current state income tax benefit of $0.6 million. For the nine months ended September 30, 2019, the Company was able to complete several operational initiatives that resulted in increased production, lower development costs and expanded inventory of development prospects. The results of these initiatives led management to determine, after weighing both positive and negative evidence, that the Company will more likely than not be able to realize the benefits of its deferred tax assets. Accordingly, we released the valuation allowance in the second quarter of 2019, resulting in a net deferred tax benefit of $19.5 million for the nine months ended September 30, 2019.

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

    Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

• the severity and duration of world health events, including the COVID-19 pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
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
• uncertainty regarding our future operating results; and
• other risks and uncertainties described in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

Interest Rate Risk. At September 30, 2020, we had a combined $453.0 million drawn under our Credit Facility and our Second Lien, which bear floating rates of interest and therefore are susceptible to interest rate fluctuations. These variable interest rate borrowings are also impacted by changes in short-term interest rates. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility and Second Lien at September 30, 2020 would increase our annual interest expense by $4.5 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

    A description of our risk factors can be found in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in subsequent Quarterly Reports on Form 10-Q. Other than as provided below, there were no material changes to those risk factors during the nine months ended September 30, 2020.

An imbalance between the supply of and demand for oil and natural gas has caused and may continue to cause extreme market volatility and may result in increased costs and decreased availability of storage capacity. The lack of a market or available storage for certain of our products could cause interruptions in our operations, including temporary curtailments or shut-ins, which could adversely affect our financial condition and results of operations.

The marketing of our natural gas and oil production is substantially dependent upon the existence of adequate markets for our products. In response to the COVID-19 pandemic, governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in the demand for natural gas and oil. The imbalance between the supply of and demand for these products, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices in March and April and may continue to cause market volatility and adverse effects on commodity prices. Also as a result of this imbalance, the industry experienced storage capacity constraints with respect to certain natural gas products and oil. In the event we are unable to sell our production or enter into additional storage arrangements on commercially reasonable terms or at all, we could be forced to temporarily shut in a portion of our production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons. Although our production is more heavily weighted to natural gas, the lack of a market or available storage for any one natural gas product or oil could result in us temporarily curtailing or shutting in such production as we may be unable to curtail the production of individual products in a meaningful way without reducing the production of other products. Any such shut-in or curtailment, or any inability to obtain favorable terms for delivery of the natural gas and oil we produce, could adversely affect our financial condition and results of operations.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.

The global or national outbreak of an infectious disease, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address the COVID-19 pandemic and (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns, to ensure the safety of employees and others. While it is not possible to predict their extent or duration, these disruptions may have a material adverse effect on our business, financial condition and results of operations.

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

We use our cash flows from operating activities and borrowings to fund our capital expenditures, and we rely on the capital markets and asset monetization transactions to provide us with additional capital for large or exceptional transactions. However, the COVID-19 pandemic and the public and political responses thereto have contributed to equity market volatility and the potential risk of a global recession, and we expect this global equity market volatility to continue at least until the pandemic of COVID-19 stabilizes, if not longer. As such, we may not be able to access adequate funding, including due to an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. We may also face limitations on our ability to access the debt and equity capital markets and complete asset sales, increased counterparty credit risk on derivatives contracts, and requirements by our contractual counterparties to post collateral guaranteeing performance.

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

10.1*
Sixth Amendment to First Amended and Restated Senior Secured Revolving Credit Agreement effective as of November 2, 2020, by and among SilverBow Resources, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and certain lenders party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from SilverBow Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Stockholders Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
# Furnished herewith. Not considered to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERBOW RESOURCES, INC. (Registrant)
Date:	November 5, 2020	By:	/s/ Christopher M. Abundis
Christopher M. Abundis Executive Vice President, Chief Financial Officer, General Counsel and Secretary

Date:	November 5, 2020	By:	/s/ W. Eric Schultz
W. Eric Schultz Controller