Form 10-K
period 2020-12-31
SILVERBOW RESOURCES, INC.
filed 2021-03-04
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☑
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

The aggregate public float of common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as quoted on the New York Stock Exchange as of June 30, 2020, the last business day of the second quarter for fiscal year 2020, was approximately $14,623,839.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☑	No	☐

The number of shares of common stock outstanding as of January 31, 2021 was 11,936,679.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders, to be filed within 120 days after the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K
SilverBow Resources, Inc. and Subsidiary

10-K Part and Item No.

Items 1 and 2. Business and Properties

As used in this Annual Report on Form 10-K, unless the context otherwise requires or indicates, references to “SilverBow Resources,” “the Company,” “we,” “our,” “ours” and “us” refer to SilverBow Resources, Inc. See pages 30 and 31 for explanations of abbreviations and terms used herein.

Overview

SilverBow Resources is an independent oil and gas company headquartered in Houston, Texas. The Company, originally founded in 1979, was organized as a Delaware corporation in 2016. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas where the Company has assembled approximately 155,000 net acres across five operating areas. The Company's acreage position in each of its operating areas is highly contiguous and designed for optimal and efficient horizontal well development. The Company believes it has built a balanced portfolio of properties with a significant base of current production and reserves coupled with low-risk development drilling opportunities and meaningful upside from newer operating areas.

The Company produced an average of 178 MMcfe per day during the fourth quarter of 2020 and had proved reserves of 1,106 Bcfe (86% natural gas) with a Standardized Measure of $513 million and a PV-10 of $526 million as of December 31, 2020. PV-10 Value is a non-GAAP measure; see the section titled “Oil and Natural Gas Reserves” of this Form 10-K for a reconciliation of this non-GAAP measure to the Standardized Measure of discounted future net cash flows, the most directly comparable GAAP measure.
Being a committed and long-term operator in South Texas, the Company possesses a significant understanding of the reservoir characteristics, geology, landowners and competitive landscape in the region. The Company leverages this in-depth knowledge to continue to assemble high quality drilling inventory while continuously enhancing its operations to position itself to maximize returns on capital invested.

Business Strategies

•Leverage technical expertise to efficiently develop Eagle Ford Shale drilling locations. As of December 31, 2020, our technical team has an average of approximately 21 years of experience which we believe gives us a technical advantage when developing and organically expanding our asset base. We leverage this advantage in our existing asset base to create highly efficient drilling and completion operations. Focusing solely on the Eagle Ford play allows us to use our operating, technical and regional expertise to interpret geological and operating trends, enhance production rates and maximize well recovery. We are focused on enhancing asset value through utilizing cost-effective technology to locate the highest quality intervals to drill and complete oil and gas wells. We continue to optimize our drilling techniques, shorten our drill times and steer our laterals to target high quality intervals in the Eagle Ford. We have also enhanced fracture stimulation designs, optimizing fluid and proppant usage and fracture stage spacing. We believe these factors will enhance the return profile of our drilling and completion operations. Our 2021 capital budget range of $100-$110 million provides for drilling 17 gross (15 net) horizontal wells which is expected to be funded primarily from operating cash flow.

•Prudently grow and maintain balanced inventory of locations. Oil, natural gas and natural gas liquids prices have the potential to exhibit volatile and unpredictable fluctuations. Further, the timing and duration of such fluctuations are difficult to predict. As a result, the Company is focused on continuing to expand its liquids-rich inventory through technical advancements on existing acreage, organic leasing and bolt-on acquisitions. This strategy of diversification allows us to pursue our most economic hydrocarbon locations that in turn generate the most compelling returns, with the ability to shift our focus to locations with different hydrocarbon mixes based on prevailing prices. Given the state of commodity prices in 2020, the Company focused its 2020 drilling and completion (“D&C”) program toward gas development. Of the 446 gross undrilled horizontal locations at year-end 2020, 212 locations are liquids-weighted and 234 locations are gas-weighted. The Company’s balanced commodity mix provides opportunity to selectively allocate capital towards our highest rate of return locations as dictated by prices. We assess optimal production timing in response to the market and are agile enough to strategically shift sales to higher prices periods. The re-imposition of restrictions by governments to mitigate the COVID-19 pandemic or other events that adversely affect oil, natural gas and natural gas liquids prices could result in further curtailments and adversely affect our expectation for improved performance in future.

•Operate our properties as a low-cost producer. We believe our concentrated acreage position in the Eagle Ford and our experience as an operator of substantially all of our properties enables us to apply drilling and completion techniques and economies of scale that improve returns. Operating control allows us to manage pace of development, timing, and associated annual capital expenditures. Furthermore, we are able to achieve lower operating costs through concentrated infrastructure and field operations. In addition, our concentrated acreage positions allow the Company to drill multiple wells from a single pad while optimizing lateral lengths. Pad drilling reduces facilities costs and consolidates surface level operations. Our operational control is critical to our being able to transfer successful drilling and completion techniques and cost cutting initiatives from one field to another. Finally, we will continue to leverage our proximity to end-user markets of natural gas which gives us the ability to lower transportation costs relative to other basins and enhance returns to our shareholders.

•Continue to pursue strategic opportunities to further expand our core position in the Eagle Ford Shale. We continue to take advantage of opportunities to expand our core positions through leasing and acquisitions. In 2020, we successfully closed an acquisition directly offsetting our existing assets further increasing our blocky, contiguous acreage position. We plan to continue strategically targeting certain areas of the Eagle Ford where our technical experience and successful drilling results can be replicated and expanded. We believe our extensive basin-wide experience gives us a competitive advantage in locating both strategic acquisitions and ground-floor leasing opportunities to expand our core acreage position in the future.

•Maintain our financial flexibility and liquidity profile. We are committed to preserving our financial flexibility and are focused on continued growth in a disciplined manner. We have historically funded our capital program by using a combination of internally generated cash flows and funds available on our Credit Facility (Note 4 to the Company's consolidated financial statements in this Form 10-K). As of December 31, 2020, the Company had $80.0 million in available borrowing capacity under its Credit Facility, which we believe, along with our projected operating cash flow, provides us with liquidity to execute our 2021 development plan and opportunistically acquire or lease additional acreage. Our Credit Facility and Second Lien (Note 4 to the Company's consolidated financial statements in this Form 10-K), maturing in April 2022 and December 2024, respectively, are our only stated debt maturities.

•Manage risk exposure. We utilize a disciplined hedging program to limit our exposure to volatility in commodity prices and achieve a more predictable level of cash flows to support current and future capital expenditure plans. Our multi-year price risk management program also includes hedges to limit our basis differential to oil and natural gas pricing. We take a systematic approach to hedging and periodically add hedges to our portfolio in an effort to protect the rates of returns on our drilling program. As of February 26, 2021, we had approximately 63% of total production volumes hedged for full year 2021, using the midpoint of production guidance of 180 - 200 MMcfe/d.

Our Competitive Strengths

•Inventory of drilling locations with high degree of operational control. We have developed a significant inventory of future drilling locations. As of December 31, 2020, we had approximately 155,000 net acres in the Eagle Ford and roughly 446 gross horizontal drilling locations. Approximately 54% of our estimated proved reserves at December 31, 2020 were undeveloped. We operate essentially all of our proved reserves and have an average working interest of approximately 78% across our identified locations. These factors provide us with a high level of control over our operations, allowing us to manage our development drilling schedule, utilize pad drilling where applicable, and implement leading edge modern completion techniques. We plan to continue to deliver production, reserve and cash flow growth by developing our extensive inventory of low-risk drilling locations in a disciplined manner.

•Ability to adjust cadence and hydrocarbon mix of operations activity. In 2020, we drilled 19 net wells, completed 15 net wells and brought 15 net wells online. Our activity through the first quarter of 2020 was primarily focused on our AWP Oil assets. At the end of the first quarter, we temporarily ceased D&C activity and strategically curtailed production in order to maximize cash flows. In response to fluctuations in commodity prices, we re-focused our capital budget through the end of the year towards our dry-gas assets. The ability to adjust our drilling and completion schedule in response to prices allows us to focus on the highest return, lowest risk projects. We are able to make incremental investment decisions and protect returns in advance of pursuing our balanced set of low-risk development opportunities.

•Proximity to Demand Centers. Our assets are positioned in one of the most economically advantaged natural gas and oil regions of North America. Our proximity to the Gulf Coast affords us much lower commodity basis differentials and meaningfully higher price realizations when compared to other domestic basins. For instance, in 2020 our average natural gas basis differentials to NYMEX were $0.01/Mcf discount versus $0.96/Mcf discount for the Permian Basin index into the El Paso pipeline. Additionally, our assets are in close proximity to the largest and highest growth natural gas and NGL demand centers, including increasing LNG exports, natural gas exports to Mexico and industrial, petrochemical, and power demand in the Gulf Coast markets.

•Experienced and proven technical team. As of December 31, 2020, we employed 13 oil and gas technical professionals, including geoscientists, drilling, completion, production and reservoir engineers, and other oil and gas professionals who collectively have an average of approximately 21 years of experience in their technical fields. Our senior technical team has come from a number of large and successful organizations. Our technical team is focused on utilizing modern completion techniques to increase our estimated ultimate recovery and maximize our per-well returns. Our enhanced completion designs include tighter fracture stage spacing as well as optimized proppant loadings and intensity. Additionally, we rely on advanced technologies to better define geologic risk and enhance the results of our drilling efforts. We are a leader in drilling some of the best natural gas wells in the play. We continually apply our extensive in-house experience and current technologies to benefit our drilling and production operations.

•Proven low cost operator with contiguous acreage. Our core acreage positions are contiguous in nature which allows us to continue to lower per unit costs through drilling longer laterals, utilizing pad drilling, consolidating in-field infrastructure, and efficiently sourcing materials through our procurement strategies. We believe the nature of our positions and our operational improvements and efficiencies will allow us to continue to successfully mitigate service cost inflation. Additionally, we continually seek to optimize our production operations with the objective of reducing our operating costs through efficient well management. Finally, our significant operational control, as well as our manageable leasehold drilling obligations, provide us the flexibility to control our costs as we transition to a development mode across our portfolio.

•Balance Sheet discipline and sufficient liquidity. As of December 31, 2020, the Company had $80.0 million in available borrowing capacity under our Credit Facility, which we believe, along with our operating cash flow, provides us with a sufficient amount of liquidity to execute our 2021 development plan and opportunistically acquire or lease additional acreage even with modest changes in the commodity environment. Our Credit Facility and Second Lien, maturing in April 2022 and December 2024, respectively, are our only stated debt maturities. As of December 31, 2020, we had $230.0 million drawn on our $310.0 million borrowing base under the Credit Facility.

Property Overview

The Company's operations are focused in five fields located in the Eagle Ford Shale trend of South Texas. The following table sets forth information regarding its Eagle Ford fields in 2020:

Fields	Net Acreage	2020 Production (Mcfe/d)	Gas as % of 2020 Production	2020 Net Wells Drilled	2020 Net Wells Completed
Artesia	12,252	36,437	43%	3	3
AWP	51,073	34,061	38%	8	10
Fasken	7,802	97,013	100%	8	2
Oro Grande	60,763	11,367	100%	—	—
Uno Mas	6,670	2,153	97%	—	—
Other (1)	16,342	1,984	34%	—	—
Total	154,902	183,015	76%	19	15
(1) Other includes non-core properties

The following table sets forth information regarding the Company's 2020 year-end proved reserves of 1,106.4 Bcfe and production of 66.8 Bcfe by area:

Fields	Proved Developed Reserves (Bcfe)	Proved Undeveloped Reserves (Bcfe)	Total Proved Reserves (Bcfe)	% of Total Proved Reserves	Oil and NGLs as % of Proved Reserves	Total Production (Bcfe)
Artesia	93.3	73.1	166.4	15.0%	54.1%	13.3
AWP	71.5	38.0	109.5	9.9%	61.1%	12.4
Fasken	289.3	489.2	778.4	70.4%	—%	35.4
Oro Grande	40.7	—	40.7	3.7%	—%	4.1
Uno Mas	9.5	—	9.5	0.9%	3.6%	0.8
Other (1)	1.9	—	1.9	0.1%	52.8%	0.7
Total	506.1	600.3	1,106.4	100.0%	14.3%	66.8
(1) Other includes non-core properties

Oil and Natural Gas Reserves

The following tables present information regarding proved oil and natural gas reserves attributable to the Company's interests in proved properties as of December 31, 2020, 2019 and 2018. The information set forth in the tables regarding reserves is based on proved reserves reports prepared in accordance with Securities and Exchange Commission’s (“SEC") rules. H.J. Gruy and Associates, Inc. (“Gruy”), independent petroleum engineers, prepared the Company's proved reserves reports as of December 31, 2020, 2019 and 2018.

The reserves estimation process involves members of the reserves and evaluation department who report to the Chief Reservoir Engineer. The staff includes engineers whose duty is to prepare estimates of reserves in accordance with the SEC's rules, regulations and guidelines. This team worked closely with Gruy to ensure the accuracy and completeness of the data utilized for the preparation of the 2020, 2019 and 2018 reserve reports. All information from the Company's secure engineering database as well as geographic maps, well logs, production tests and other pertinent data were provided to Gruy.

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

The technical person at Gruy primarily responsible for overseeing preparation of the 2020, 2019 and 2018 reserves report and the audits of prior year reports is a Licensed Professional Engineer, holds a degree in petroleum engineering, is past Chairman of the Gulf Coast Section of the Society of Petroleum Engineers, is past President of the Society of Petroleum Evaluation Engineers, and has over 30 years of experience in preparing reserves reports and overseeing reserves audits.

The Company's Chief Reservoir Engineer, the primary technical person responsible for overseeing the preparation of its 2020, 2019 and 2018 reserve estimates, holds a bachelor's degree in geology, is a member of the Society of Petroleum Engineers and the Society of Professional Well Log Analysts, and has over 25 years of experience in petrophysical analysis, reservoir engineering, and reserves estimation.

Estimates of future net revenues from the Company's proved reserves, Standardized Measure and PV-10 (PV-10 is a non-GAAP measure defined below), as of December 31, 2020, 2019 and 2018 are made in accordance with SEC criteria, which is based on the preceding 12-months' average adjusted price after differentials based on closing prices on the first business day of each month (excluding the effects of hedging) and are held constant for that year's reserves calculation throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of natural gas contracts, the use of fixed and determinable contractual price escalations. The Company has interests in certain tracts that are estimated to have additional hydrocarbon reserves that cannot be classified as proved and are not reflected in the following tables.

The following prices were used to estimate the Company's SEC proved reserve volumes, year-end Standardized Measure and PV-10. The 12-month 2020 average adjusted prices after differentials were $2.13 per Mcf of natural gas, $37.83 per barrel of oil, and $11.66 per barrel of NGL, compared to $2.62 per Mcf of natural gas, $58.37 per barrel of oil, and $16.83 per barrel of NGL for 2019 and $3.04 per Mcf of natural gas, $66.96 per barrel of oil, and $26.63 per barrel of NGL for 2018.

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

The following table provides a reconciliation between the Standardized Measure (the most directly comparable financial measure calculated in accordance with U.S. GAAP) and PV-10 Value of the Company's proved reserves:

	As of December 31,
(in millions)	2020	2019	2018
Standardized Measure of Discounted Future Net Cash Flows	$513	$868	$994
Adjusted for: Future income taxes (discounted at 10%)	13	108	134
PV-10 Value	$526	$976	$1,128

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

At December 31, 2020, the Company had estimated proved reserves of 1,106 Bcfe with a Standardized Measure of $513 million and PV-10 Value of $526.3 million. This is a decrease of approximately 314 Bcfe from the Company's year-end 2019 proved reserves quantities primarily due to decreases in our natural gas reserves primarily from our AWP field. The Company's total proved reserves at December 31, 2020 were approximately 7% crude oil, 86% natural gas, and 7% NGLs, while 46% of its total proved reserves were developed. Essentially all of the Company's proved reserves are located in Texas. The following amounts shown in MMcfe below are based on an oil and natural gas liquids conversion factor of 1 Bbl to 6 Mcf:

Estimated Proved Natural Gas, Oil and NGL Reserves	As of December 31,
	2020	2019	2018
Natural gas reserves (MMcf):
Proved developed	415,390	478,005	466,129
Proved undeveloped	532,704	680,347	630,279
Total	948,094	1,158,352	1,096,408
Oil reserves (MBbl):
Proved developed	6,963	6,476	5,507
Proved undeveloped	5,569	10,592	7,271
Total	12,532	17,068	12,779
NGL reserves (MBbl):
Proved developed	8,164	10,377	9,287
Proved undeveloped	5,692	16,236	19,427
Total	13,855	26,614	28,714

Total Estimated Reserves (MMcfe) (1)	1,106,415	1,420,439	1,345,362

Standardized Measure of Discounted Future Net Cash Flows (in millions) (2)	$513	$—	$—

PV-10 by reserve category
Proved developed	$382	$635	$681
Proved undeveloped	144	341	447
Total PV-10 Value (2)	$526	$976	$1,128
(1) The reserve volumes exclude natural gas consumed in operations.
(2) The Standardized Measure and PV-10 Values as of December 31, 2020, 2019 and 2018 are net of $2.2 million, $1.7 million and $3.7 million of plugging and abandonment costs, respectively.

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

Proved Undeveloped Reserves

The following table sets forth the aging of the Company's proved undeveloped reserves as of December 31, 2020:

Year Added	Volume (Bcfe)	% of PUD Volumes	% of PV-10
2020	97.3	16%	11%
2019	238.2	40%	45%
2018	118.0	20%	15%
2017	105.8	17%	23%
2016 (1)	40.9	7%	6%
Total	600.2	100%	100%
(1) The Company did not carry proved undeveloped reserves forward through bankruptcy except for locations that were converted to developed reserves early in 2016; therefore all proved undeveloped reserves as of December 31, 2016 were 2016 additions.

During 2020, the Company's proved undeveloped reserves decreased by approximately 241.1 Bcfe primarily due to the removal of undeveloped reserves mainly in the Company's AWP and Oro Grande fields as a result of the reduction in our planned capital activity. The Company also incurred approximately $73.7 million in capital expenditures during the year which resulted in the conversion of 54.7 Bcfe of its December 31, 2019 proved undeveloped reserves to proved developed reserves, primarily in our Artesia and AWP fields. During 2019, the Company's proved undeveloped reserves increased by approximately 50.9 Bcfe primarily due to extensions added based on drilling and leasing of adjacent acreage.

The PV-10 Value from the Company's proved undeveloped reserves was $144 million at December 31, 2020, which was approximately 27% of its total PV-10 Value of $526.3 million.

Sensitivity of Reserves to Pricing

As of December 31, 2020, a 5% increase in natural gas pricing would increase the Company's total estimated proved reserves by approximately 4.0 Bcfe and would increase the PV-10 Value by approximately $43.3 million. Similarly, a 5% decrease in natural gas pricing would decrease the Company's total estimated proved reserves by approximately 4.5 Bcfe and would decrease the PV-10 Value by approximately $43.3 million.

As of December 31, 2020, a 5% increase in oil and NGL pricing would increase the Company's total estimated proved reserves by approximately 1.6 Bcfe, and would increase the PV-10 Value by approximately $16.3 million. Similarly, a 5% decrease in oil and NGL pricing would decrease the Company's total estimated proved reserves by approximately 1.5 Bcfe and would decrease the PV-10 Value by approximately $16.3 million.

This sensitivity analysis is as of December 31, 2020 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in oil, natural gas and natural gas liquids prices, and changes in development and operating costs occurring subsequent to December 31, 2020 that may require revisions to estimates of proved reserves.

Oil and Gas Wells

The following table sets forth the total gross and net wells in which the Company owned an interest at the following dates:

	Oil Wells	Gas Wells	Total Wells(1)
December 31, 2020
Gross (1)	103	266	369
Net	100.9	216.9	317.8
December 31, 2019
Gross (1)	95	246	341
Net	93.0	198.8	291.8
December 31, 2018
Gross (1)	78	223	301
Net	76.1	178.1	254.1

(1)Excludes 8, 4, and 5 service wells in 2020, 2019 and 2018, respectively.

Oil and Gas Acreage

The following table sets forth the developed and undeveloped leasehold acreage held by the Company at December 31, 2020:

	Developed		Undeveloped
	Gross	Net	Gross	Net
Texas (1)	58,472	54,708	107,569	100,193
Louisiana	5,084	4,775	4,920	4,478
Wyoming	—	—	1,596	1,147
Total	63,556	59,483	114,085	105,818
(1) The Company's total Texas acreage is located in the Eagle Ford field.

As of December 31, 2020, the Company's net undeveloped acreage subject to expiration over the next three years, if not renewed, is approximately 39% in 2021, 21% in 2022 and less than 1% in 2023. The Company has four (4) federal leases that expire in 2029 covering 2,427 gross and net acres. In our core areas, acreage scheduled to expire can be held through drilling operations or the Company can exercise extension options. The exploration potential of all undeveloped acreage is fully evaluated before expiration. In each fiscal year where undeveloped acreage is subject to expiration, our intent is to reduce the expirations through either development or extensions, if we believe it is commercially advantageous to do so.

Drilling and Other Exploratory and Development Activities

The following table sets forth the results of the Company's drilling and completion activities during the years ended December 31, 2020, 2019 and 2018:

		Gross Wells			Net Wells
Year	Type of Well	Total	Producing	Dry	Total	Producing	Dry
2020	Exploratory	—	—	—	—	—	—
	Development	19	19	—	14.8	14.8	—

2019	Exploratory	—	—	—	—	—	—
	Development	30	30	—	27.7	27.7	—

2018	Exploratory	—	—	—	—	—	—
	Development	37	37	—	32.7	32.7	—

Recent Activities

As of December 31, 2020, we were in the process of drilling three wells in our La Mesa field where we have a 96% working interest. These wells were completed in the first quarter of 2021.

Operations

The Company generally seeks to be the operator of the wells in which it has a significant economic interest. As operator, the Company designs and manages the development of a well and supervises operation and maintenance activities on a day-to-day basis. The Company does not own drilling rigs or other oil field services equipment used for drilling or maintaining wells on properties it operates. Independent contractors supervised by the Company provide this equipment and personnel. The Company employs drilling, production and reservoir engineers, geoscientists, and other specialists who work to improve production rates, increase reserves, and lower the cost of operating the Company's oil and natural gas properties.

Operations on the Company's oil and natural gas properties are customarily accounted for in accordance with Council of Petroleum Accountants Societies' guidelines. The Company charges a monthly per-well supervision fee to the wells it operates including its wells in which it owns up to a 100% working interest. Supervision fees vary widely depending on the geographic location and depth of the well and whether the well produces oil or natural gas. The fees for these activities in 2020 totaled $4.4 million and ranged from $250 to $1,689 per well per month.

Marketing of Production

The Company typically sells its oil and natural gas production at market prices near the wellhead or at a central point after gathering and/or processing. The Company usually sells its natural gas in the spot market on a monthly basis, while it sells its oil at prevailing market prices. The Company does not refine any oil it produces. For the years ended December 31, 2020 and 2019, parties which accounted for approximately 10% or more of the Company's total oil and gas receipts were as follows:

Purchasers greater than 10%	Year Ended December 31, 2020	Year Ended December 31, 2019
Kinder Morgan	19%	31%
Plains Marketing	17%	14%
Twin Eagle	17%	13%
Trafigura	13%	*
Shell Trading	*	11%
*Oil and gas receipts less than 10%

The Company has gas processing and gathering agreements with Southcross Energy for a majority of the Company's natural gas production in the AWP area. Oil production is transported to market by truck and sold at prevailing market prices.

The Company has a gas gathering agreement with Howard Energy Partners providing for the transportation of the Company's Eagle Ford production on the pipeline from our Fasken area to the Kinder Morgan Texas Pipeline or Eagle Ford Midstream, where it is sold at prices tied to monthly and daily natural gas price indices. At Fasken, the Company also has a connection with the Navarro gathering system into which it may deliver natural gas from time to time.

The Company has agreements with Eagle Ford Gathering LLC that provide for the gathering and processing for almost all of its natural gas production in the Artesia area. Natural gas in the area can also be delivered to the Targa (formerly Atlas) system for processing and transportation to downstream markets. In the Artesia area, the Company's oil production is sold at prevailing market prices and transported to market by truck.

The prices in the tables below do not include the effects of hedging. Quarterly prices are detailed under “Results of Operations – Revenues” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table summarizes production volumes, sales prices, and production cost information for the Company's net oil, NGL and natural gas production for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
All Fields	2020	2019	2018
Net Production Volume:
Oil (MBbls)	1,521	1,605	685
Natural gas liquids (MBbls)	1,114	1,717	1,123
Natural gas (MMcf)	50,988	64,388	56,665
Total (MMcfe)	66,800	84,320	67,530

Average Sales Price:
Oil (Per Bbl)	$37.89	$57.84	$65.93
Natural gas liquids (Per Bbl)	$13.02	$14.70	$25.51
Natural gas (Per Mcf)	$2.06	$2.65	$3.23
Total (Per Mcfe)	$2.66	$3.42	$3.81

Average Production Cost (Per Mcfe sold) (1)	$0.63	$0.57	$0.61
(1) Average production cost includes lease operating costs, transportation and gas processing costs but excludes severance and ad valorem taxes.

The following table provides a summary of the Company's production volumes, average sales prices, and average production costs for its fields with proved reserves greater than 15% of total proved reserves. These fields account for approximately 85% of the Company's proved reserves based on total MMcfe as of December 31, 2020:

	Year Ended December 31,
Fasken	2020	2019	2018
Net Production Volume:
Natural gas liquids (MBbls)	2	2	2
Natural gas (MMcf) (1)	35,399	38,195	35,963
Total (MMcfe)	35,410	38,206	35,976

Average Sales Price:
Natural gas liquids (Per Bbl)	$10.41	$14.13	$24.96
Natural gas (Per Mcf)	$2.03	$2.65	$3.21
Total (Per Mcfe)	$2.03	$2.65	$3.21

Average Production Cost (Per Mcfe sold) (2)	$0.56	$0.60	$0.60
(1) Excludes natural gas consumed in operations.
(2) Average production cost includes lease operating costs, transportation and gas processing costs but excludes severance and ad valorem taxes.

	Year Ended December 31,
AWP	2020	2019	2018
Net Production Volume:
Oil (MBbls)	964	846	347
Natural gas liquids (MBbls)	323	491	480
Natural gas (MMcf) (1)	4,716	6,613	5,510
Total (MMcfe)	12,432	14,637	10,470

Average Sales Price:
Oil (Per Bbl)	$38.09	$58.66	$65.64
Natural gas liquids (Per Bbl)	$12.50	$14.89	$25.84
Natural gas (Per Mcf)	$2.07	$2.59	$3.20
Total (Per Mcfe)	$4.06	$5.06	$5.04

Average Production Cost (Per Mcfe sold) (2)	$0.89	$0.75	$0.88
(1) Excludes natural gas consumed in operations.
(2) Average production cost includes lease operating costs, transportation and gas processing costs but excludes severance and ad valorem taxes.

	Year Ended December 31,
Artesia	2020	2019	2018
Net Production Volume:
Oil (MBbls)	529	698	336
Natural gas liquids (MBbls)	734	1,173	622
Natural gas (MMcf) (1)	5,717	8,366	4,763
Total (MMcfe)	13,299	19,593	10,514

Average Sales Price:
Oil (Per Bbl)	$37.47	$57.14	$66.29
Natural gas liquids (Per Bbl)	$13.72	$14.69	$25.54
Natural gas (Per Mcf)	$2.14	$2.59	$3.27
Total (Per Mcfe)	$3.17	$4.02	$5.11

Average Production Cost (Per Mcfe sold) (2)	$0.51	$0.36	$0.50
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

Commodity Risk

The oil and gas industry is affected by the volatility of commodity prices. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The Company has derivative instruments in place to protect a significant portion of its production against declines in oil and natural gas prices through the third quarter of 2022. We believe the Company also has sufficient protection in place to protect against volatility in natural gas liquids prices through the fourth quarter of 2021. For additional discussion related to the Company's price-risk policy, refer to Note 5 of the consolidated financial statements in this Form 10-K.

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

The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. laws and regulations, as amended from time to time:

•the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources, imposes various pre-construction, operational, monitoring, and reporting requirements and has been relied upon by the EPA as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;
•the Federal Water Pollution Control Act, also known as the federal Clean Water Act, which regulates discharges of pollutants to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
•the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
•the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes;
•the Oil Pollution Act of 1990, which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States;
•the Safe Drinking Water Act (“SDWA”), which ensures the quality of the nation’s public drinking water through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;
•the Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories;
•the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures;
•the Endangered Species Act (“ESA”), which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas; and
•the National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment.

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

Over time, the trend in environmental regulation is to place more restrictions on activities that may affect the environment and, thus, any new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly pollution control equipment, the occurrence of restrictions, delays or cancellations in the permitting or performance of projects, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on the Company’s financial condition and results of operations. Moreover, President Biden and the Democratic Party, which now controls Congress, have identified climate change as a priority, and it is likely that new executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. For example, the acting Secretary of the Department of the Interior recently issued an order preventing staff from producing any new fossil fuel leases or permits without sign-off from a top political appointee, and President Biden recently announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms President Biden’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision making, and eliminates fossil fuel subsidies, among other measures.

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

Employees

As of December 31, 2020, the Company employed 64 people; all were full-time employees. None of the Company's employees were represented by a union and relations with employees are considered to be good.

SilverBow Resources is committed to its employees and contractors and seeks to support its workforce through its corporate culture, known as “the SBOWay.” The SBOWay is built on five tenants: One Team, Unleash Potential, Drive Value, Lead the Way, and Safety Strong. This commitment includes establishing a safe workplace, and the Company has implemented health, safety and environmental management processes into its operations to promote workplace safety. Further, in response to the COVID-19 pandemic, SilverBow Resources implemented additional safety measures for the protection of its employees, including extra cleaning and protective measures along with work-from-home measures for all employees other than essential personnel whose physical presence was required. Additionally, the Company understands that to attract and retain the best talent, it must provide opportunities for people to grow and develop. Accordingly, SilverBow Resources provides career development programs, encompassing the development of technical and management skills, and also offers wellness programs focused on improving the health and wellbeing of its employees. The Company recognizes the importance of providing competitive benefits that support the wellbeing, medical and financial health of its employees. Annually,

SilverBow Resources surveys its employees on such benefits along with corporate culture and employee satisfaction, and has taken employee input and market statistics into consideration as part of its overall compensation package and work environment. The Company was recognized as a 2020 top place to work by the Houston Chronicle based on employee survey responses. Overall, SilverBow Resources is committed to be a workplace, with a diversity of skill, viewpoints, backgrounds, experiences and demographics.

Facilities

At December 31, 2020, the Company occupied approximately 34,275 square feet of office space at 575 N. Dairy Ashford Road, Suite 1200, Houston, Texas. For discussion regarding the term and obligations of this sub-lease refer to Note 6 and Note 8 of the consolidated financial statements in this Form 10-K. Prior to the filing of this Form 10-K, we executed a lease agreement for 16,213 square feet of office space at 920 Memorial City Way, Suite 850, Houston, Texas. We plan on relocating our headquarters to this location in May 2021 in the ordinary course of business as our current sub-lease ends. For discussion regarding the term of this new lease refer to Note 1 of the consolidated financial statements in this Form 10-K.

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and changes in stock ownership of its directors and executive officers, together with other documents filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be accessed free of charge on the Company's web site at www.sbow.com as soon as reasonably practicable after the Company electronically files these reports with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at www.sec.gov. All exhibits and supplemental schedules to our reports are available free of charge through the SEC web site.

Item 1A. Risk Factors

Our business and operations are subject to a number of risks and uncertainties as described below; however, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations and cash flows in the future. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could suffer and the trading price of our common stock could decline.

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

Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

•domestic and foreign supplies of oil and natural gas;
•price and quantity of foreign imports of oil and natural gas;
•actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other state-controlled oil companies (together, “OPEC+”) relating to oil and natural gas price and production controls;
•level of consumer product demand, including as a result of competition from alternative energy sources;
•level of global oil and natural gas exploration and production activity;
•domestic and foreign governmental regulations;
•stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas;
•political conditions in or affecting other oil-producing and natural gas-producing countries, including in the Middle East, South America, Africa and Russia;
•weather conditions, natural disasters and global health events, including pandemics;
•technological advances affecting oil and natural gas production and consumption;
•overall U.S. and global economic conditions; and
•price and availability of alternative fuels.

Our financial condition, revenues, profitability and the carrying value of our properties depend upon the prevailing prices and demand for oil and natural gas. Any sustained periods of low prices for oil and natural gas are likely to materially and adversely affect our financial position and reduce our liquidity. This would impact the quantities of oil and natural gas reserves that we can economically produce, our cash flow available for capital expenditures and continued development of our operations, making it increasingly difficult to operate our business. Additionally, any extended period of low commodity prices would impact our ability to access funds through the capital markets, if they are available at all. For example, the COVID-19 pandemic has caused volatility in the market price for crude oil due to the disruption of global supply and demand. Though declining U.S. production and production cuts agreed to by certain members of OPEC+ have helped mitigate the supply and demand imbalance experienced during 2020, we expect that oil prices in the near term will continue to be influenced by the duration and severity of the COVID-19 pandemic and its resulting impact on oil and natural gas demand.

The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our business, financial position, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be fully predicted.

In response to the COVID-19 pandemic, governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused and may continue to cause a significant decrease in the demand for natural gas and oil. The imbalance between the supply of and demand for these products, as well as the uncertainty around the extent and timing of an economic recovery, has caused extreme market volatility and a substantial adverse effect on commodity prices and may continue to cause market volatility and adverse effects on commodity prices. Also as a result of this imbalance, the industry has experienced storage capacity constraints with respect to certain natural gas products and oil. In response to these conditions, we released our sole drilling rig in April 2020, temporarily curtailed a portion of our estimated production, and deferred the completion and placement on production of eight wells until the second half of 2020. Although, we have since restarted drilling and completions activity and returned to sales all previously curtailed oil and natural gas volumes in the third and fourth quarters of 2020, in the future, we could temporarily curtail a portion of our estimated production or shut in a portion of our production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons. While our production is more heavily weighted to natural gas, the lack of a market, due to low commodity prices or a future decrease in commodity prices, or available storage for any one natural gas product or oil could result in us temporarily curtailing or shutting in such production as we may be unable to curtail the production of individual products in a meaningful way without reducing the production of other products. Any such shut-in or curtailment, or any inability to obtain favorable terms for delivery of the natural gas and oil we produce, could adversely affect our financial condition and results of operations. Any excess supply could also lead to potential curtailments by our purchasers. Additionally, while we believe that any potential shutting-in of such production will not impact the productivity of such wells when reopened, there is no assurance we will not have a degradation in well performance upon returning those wells to production. The storing or shutting in of a portion of our production could potentially also result in increased costs under our midstream and other contracts. Any of the foregoing could result in an adverse impact on our revenues, financial position and cash flows.

The extent of the impact of the COVID-19 pandemic on our business and operational plans is uncertain and depends on various factors, including how the pandemic and measures taken in response to it impact demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations.

Additionally, the direct and indirect effects of the COVID-19 pandemic or any future outbreak of an infectious disease may give rise to risks that are currently unknown or have the effect of heightening many of the other risks set forth in these “Item 1A. Risk Factors” in this Annual Report.

Insufficient capital could lead to declines in our cash flow or in our oil and natural gas reserves, or a loss of properties.

The oil and natural gas industry is capital intensive. Our 2021 capital plan, including expenditures for leasehold acquisitions, drilling and infrastructure and fulfillment of abandonment obligations, is expected to be between $100-$110 million. We had approximately $95 million of capital expenditures in 2020. Cash flow from operations is a principal source of our financing of our future capital expenditures. Insufficient cash flow from operations and inability to access capital could lead to the loss of leases that require us to drill new wells in order to maintain the lease. Lower liquidity and other capital constraints may make it difficult to drill those wells prior to the lease expiration dates, which could result in our losing reserves and production. Additionally, a decline in cash flow from operations may require us to revise our capital program or alter or increase our capitalization substantially through the incurrence of indebtedness or the issuance of debt or equity securities.

Further, developing and exploring properties for oil and natural gas not only requires significant capital expenditures, but involves a high degree of financial risk, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. Budgeted costs of drilling, completing, and operating wells are often exceeded and can increase significantly when drilling costs rise, impacting the Company’s budgeted capital expenditures. Drilling may also be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties, which could impact the Company’s cash flow from operations.

Most of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

We own leasehold interests in areas not currently held by production. Unless production in paying quantities is established or we exercise an extension option on units containing certain of these leases during their terms, the leases will expire. If our leases expire, we will lose our right to develop the related properties. We have leases on 60,735 net acres that could potentially expire during fiscal year 2021, representing approximately 39% of our net undeveloped acreage.

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

The quantities and values of our proved reserves included in our year-end 2020 estimates of proved reserves are only estimates and subject to numerous uncertainties. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation. These estimates depend on assumptions regarding quantities and production rates of recoverable oil and natural gas reserves, future prices for oil and natural gas, timing and amounts of development expenditures and operating expenses, all of which will vary from those assumed in our estimates. If the variances in these assumptions are significant, many of which are based upon extrinsic events we cannot control, they could significantly affect these estimates and could result in the actual amounts of oil and natural gas ultimately recovered and future net cash flows being materially different from the estimates in our reserves reports. These estimates may not accurately predict the present value of future net cash flows from our oil and natural gas reserves.

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

Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•hurricanes, tropical storms or other natural disasters;
•environmental hazards, such as natural gas leaks, oil and produced water spills, pipeline or tank ruptures, encountering naturally occurring radioactive materials, blowouts, explosions and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;
•abnormally pressured formations;
•mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;
•fires and explosions; and
•personal injuries and death.

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

Macroeconomic and Financial Risks:

Our Debt Facilities, as defined below, contain operating and financial restrictions that may restrict our business and financing activities.

Our Credit Facility and Second Lien (collectively “Debt Facilities”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•sell assets, including equity interests in our subsidiary;
•redeem our debt;
•make investments;
•incur or guarantee additional indebtedness;
•create or incur certain liens;
•make certain acquisitions and investments;
•redeem or prepay other debt;
•enter into agreements that restrict distributions or other payments from our restricted subsidiary to us;
•consolidate, divide, merge or transfer all or substantially all of our assets;
•engage in transactions with affiliates;
•create unrestricted subsidiaries;
•enter into swap agreements beyond certain maximum thresholds;
•enter into sale and leaseback transactions; and
•engage in certain business activities.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Our ability to comply with some of the covenants and restrictions contained in our Debt Facilities may be affected by events beyond our control. If market or other economic conditions deteriorate or if oil and natural gas prices decline further from their current level or remain volatile for an extended period of time, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios or tests in our Debt Facilities or any future indebtedness could result in an event of default under our Debt Facilities or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.

If an event of default under either of our Debt Facilities occurs and remains uncured, the lenders or holders under the applicable Credit Facility:

•would not be required to lend any additional amounts to us;
•could elect to declare all borrowings or notes outstanding, together with accrued and unpaid interest and fees, to be due and payable;
•may have the ability to require us to apply all of our available cash to repay these borrowings or notes; or
•may prevent us from making debt service payments under our other agreements.

The borrowing base under our Credit Facility is redetermined at least semi-annually, based in part on assumptions of the administrative agent with respect to, among other things, crude oil and natural gas prices. A negative adjustment to the borrowing base could occur if crude oil and natural gas prices used by the lenders are significantly lower than those used in the last redetermination, including as result of a decline in commodity prices or an expectation that reduced prices will continue. For example, our borrowing base was decreased from $330 million to $310 million as part of our regularly scheduled redetermination in November 2020. The next redetermination of our borrowing base in scheduled to occur in spring of 2021. As of February 26, 2021, we had $230 million outstanding under our Credit Facility. In the event that the amount outstanding under our Credit Facility exceeds the redetermined borrowing base, we could be forced to repay a portion of our borrowings. In addition, the portion of our borrowing base made available to us for borrowing is subject to the terms and covenants of our Credit Facility, including compliance with the ratios and other financial covenants of such facility.

Our obligations under the Debt Facilities are collateralized by first and second priority liens and security interests on substantially all of our assets, including mortgage liens on oil and natural gas properties having at least 85% of the PV-9 (determined using commodity price assumptions by the administrative agent of the Credit Facility) of the borrowing base properties (with respect to the Credit Facility) or the oil and gas properties constituting proved reserves as set forth in the most recent reserve report (with respect to the Second Lien). If we are unable to repay our indebtedness under the Debt Facilities, (including any amount of borrowings in excess of the borrowing base resulting from a redetermination of our Credit Facility), the lenders could seek to foreclose on substantially all our assets.

We have written down the carrying values on our oil and natural gas properties in the past and could incur additional write-downs in the future.

The SEC accounting rules require that on a quarterly basis we review the carrying value of our oil and natural gas properties for possible write-down or impairment (the "ceiling test"). Any capital costs in excess of the ceiling amount must be permanently written down. If oil and natural gas prices remain low for an extended period of time, we could be required to record additional non-cash write-downs of our oil and gas properties. For example, due to the effects of pricing and timing of projects we reported a non-cash impairment write-down, on a pre-tax basis, of $355.9 million for the year ended December 31, 2020. If future capital expenditures outpace future discounted net cash flows in our reserve calculations, if we have significant declines in our oil and natural gas reserves volumes (which also reduces our estimate of discounted future net cash flows from proved oil and natural gas reserves) or if oil or natural gas prices decline, it is possible that non-cash write-downs of our oil and natural gas properties will occur again in the future. We cannot control and cannot predict what future prices for oil and natural gas will be; therefore, we cannot estimate the amount of any potential future non-cash write-down of our oil and natural gas properties due to decreases in oil or natural gas prices. However, it is reasonably possible that we will record additional ceiling test write-downs in future periods. Refer to Note 1 of the consolidated financial statements in this Form 10-K for further discussion of the ceiling test calculation.

A worldwide financial downturn or negative credit market conditions may have lasting effects on our liquidity, business and financial condition that we cannot control or predict.

Global economic conditions, such as those attributable to the COVID-19 pandemic, may adversely affect the financial viability of and increase the credit risk associated with our purchasers, suppliers, insurers, and commodity derivative counterparties to perform under the terms of contracts or financial arrangements we have with them. Although we have heightened our level of scrutiny of our contractual counterparties, our assessment of the risk of non-performance by various parties is subject to sudden swings in the financial and credit markets. This same crisis may adversely impact insurers and their ability to pay current and future insurance claims that we may have.

Our future access to capital could be limited due to tightening credit markets, particularly with respect to the oil and gas industry, that could affect our ability to fund our future capital projects. In addition, long-term restriction upon or freezing of the capital markets and legislation related to financial and banking reform may affect short-term or long-term liquidity.

Our hedging program may limit potential gains from increases in commodity prices, result in losses, or be inadequate to protect us against continuing and prolonged declines in commodity prices.

We enter into arrangements to hedge a portion of our production from time to time to reduce our exposure to fluctuations in oil, natural gas and natural gas liquids prices and to achieve more predictable cash flow. Our hedges at December 31, 2020 are in the form of collars, swaps, put and call options, basis swaps, and other structures placed with the commodity trading branches of certain national banking institutions and with certain other commodity trading groups. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil, natural gas and natural gas liquids. We cannot be certain that the hedging transactions we have entered into, or will enter into, will adequately protect us from continuing volatility or prolonged declines in oil and natural gas prices. To the extent that oil and natural gas prices remain volatile or decline further, we would not be able to hedge future production at the same pricing level as our current hedges and our results of operations and financial condition may be negatively impacted.

In addition, our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract, particularly during periods of falling commodity prices. Disruptions in the financial markets or other factors outside our control could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform, and even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending on market conditions at the time. If the creditworthiness of any of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

Legal and Regulatory Risks:

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

The oil and natural gas business is subject to extensive governmental regulation under which, among other things, rates of production from oil and natural gas wells may be regulated. Governmental regulation also may affect the market for the Company’s production and operations. Costs of compliance with governmental regulation are significant, and the cost of compliance with new and emerging laws and regulations and the incurrence of associated liabilities could adversely affect the results of the Company. Numerous executive, legislative and regulatory proposals affecting the oil and natural gas industry have been introduced, are anticipated to be introduced, or are otherwise under consideration, by the President, Congress, state legislatures and various federal and state agencies. We cannot predict the timing or impact of new or changed laws, regulations, or permit requirements or changes in the ways that such laws, regulations, or permit requirements are enforced, interpreted or administered. For example, various governmental agencies, including the EPA and analogous state agencies, the federal Bureau of Land Management (“BLM”), and the Federal Energy Regulatory Commission can enact or change, begin to force compliance with, or otherwise modify their enforcement, interpretation or administration of, certain regulations that could adversely affect the Company. Additionally, President Biden's administration may increase the likelihood of potential changes in these laws and regulations and the enforcement of any existing legislation or directives by government authorities. The trend toward stricter standards, increased oversight and regulation and more extensive permit requirements, along with any future laws and regulations, could result in increased costs or additional operating restrictions which could have an effect on the Company, its operations, the demand for oil and natural gas, or the prices at which it can be sold. However, until such legislation or regulations are enacted or adopted into law and thereafter implemented, it is not possible to gauge their impact on our future operations or our results of operations and financial condition.

The Company’s operations are subject to environmental and worker safety and health laws and regulations that may expose the Company to significant costs and liabilities and could delay the pace or restrict the scope of the Company’s operations.

The Company’s oil and natural gas exploration, production and development operations are subject to stringent federal, state and local laws and regulations governing worker safety and health, the release or disposal of materials into the environment or otherwise relating to environmental protection. Numerous governmental entities, including the EPA, OSHA and analogous state agencies, have the power to enforce compliance with these laws and regulations, which may require the Company to take actions resulting in costly capital and operating expenditures at its wells and properties. These laws and regulations may restrict or affect the Company’s business in many ways, including applying specific health and safety criteria addressing worker protection, requiring the acquisition of a permit before drilling or other regulated activities commence, restricting the types, quantities and concentration of substances that can be released into the environment, limiting or prohibiting construction or drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and imposing substantial liabilities for pollution resulting from the Company’s operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigative, remedial or corrective action obligations, the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects, and the issuance of orders enjoining performance of some or all of the Company’s operations in a particular area. We could be exposed to liabilities for cleanup costs, natural resource damages, and other damages under these laws and regulations, with certain of these legal requirements imposing strict liability for such damages and costs, even though the conduct in pursuing the Company’s operations was lawful at the time it occurred or the conduct resulting in such damage and costs were caused by prior operators or other third-parties

Over time, environmental laws and regulations in the United States protecting the environment generally have become more stringent and are expected to continue to do so in the future. If existing environmental regulatory requirements or enforcement policies change or new regulatory or enforcement initiatives are developed and implemented in the future, the Company may be required to make significant, unanticipated capital and operating expenditures with respect to its continued operations. Moreover, these risks are likely to be enhanced with President Biden taking office and Democrats gaining control of Congress. Examples of recent environmental regulations include the following:

•Ground-Level Ozone Standards. In 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of the Company’s equipment, result in longer permitting timelines, and significantly increase the Company's capital expenditures and operating costs arising from the program’s operations.

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

• Federal Jurisdiction over Waters of the United States. In 2015, the EPA and U.S. Army Corps of Engineers (“Corps”) under the Obama Administration released a final rule outlining federal jurisdictional reach under the Clean Water Act, over waters of the United States, including wetlands. However, the EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule in 2020. The Navigable Waters Protection Rule defined what waters qualify as navigable waters of the United States and are under Clean Water Act jurisdiction. This new rule has generally been viewed as narrowing the scope of waters of the United States as compared to the 2015 rule, but litigation in multiple federal district courts is currently challenging the rescission of the 2015 rule and the promulgation of the Navigable Waters Protection Rule. To the extent that any challenge to the Navigable Waters Protection Rule is successful and the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where the Company conducts operations, the Company could incur increased costs and restrictions, delays or cancellations in permitting or projects, which developments could expose it to significant costs and liabilities.

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

The ESA and comparable state laws and other regulatory initiatives restrict activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migrating birds under the federal Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act. Some of the Company’s operations may be located in or near areas that are designated as habitat for endangered or threatened species and, in these areas, the Company may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and the Company may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when its operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to the Company’s drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. Moreover, the U.S. Fish and Wildlife Service, may make determinations on the listing of species as endangered or threatened under the ESA pursuant to specific timelines. The identification or designation of previously unprotected species as threatened or endangered or the redesignation of lesser protected species in areas where underlying property operations are conducted could cause the Company to incur increased costs arising from species protection measures, time delays or limitations or cancellations on its exploration and production activities, which costs, delays, limitations or cancellations could have an adverse impact on the Company’s ability to develop and produce reserves. If the Company were to have a portion of its leases designated as critical or suitable habitat, it could adversely impact the value of its leases.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect the Company’s production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand or other proppant and chemical additives under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. The Company uses hydraulic fracturing techniques in certain of its operations. Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have conducted studies or asserted regulatory authority over certain aspects of the process. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA Underground Injection Control (“UIC”) program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities as well as published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. The EPA also issued final regulations in 2012 and in 2016 under the CAA that govern performance standards, including standards for the capture of methane and volatile organic compound (“VOC”) air emissions released during oil and natural gas hydraulic fracturing. However, in August 2020, the EPA rescinded methane and volatile organic compound emissions standards for new and modified oil and gas transmission and storage infrastructure, as well as methane limits for new and modified oil and gas production and processing equipment. The EPA also relaxed requirements for oil and gas operators to monitor emissions leaks. Moreover, the EPA has published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. Also, the BLM published a final rule in 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands but the BLM rescinded the 2015 rule in late 2017; however, litigation challenging the BLM’s decision to rescind the 2015 rule remains pending in the U.S. Court of Appeals for the Ninth Circuit.

From time to time, legislation has been considered, but not adopted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Moreover, these risks are likely to be enhanced with President Biden taking office and Democrats gaining control of Congress. Additionally, a bill was introduced in the Senate on January 28, 2020 that, if enacted as proposed, would ban hydraulic fracturing nationwide by 2025.

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

At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that emissions of GHGs present an endangerment to public health and the environment and has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration construction and Title V operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement CAA emission standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. Although the Trump administration had withdrawn the United States from the Paris Agreement in November 2020, the Biden Administration officially reentered the United States into the agreement in February 2021.

President Biden and the Democratic Party, which now controls Congress, have identified climate change as a priority, and it is likely that new executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. For example, the acting Secretary of the Department of the Interior recently issued an order preventing staff from producing any new fossil fuel leases or permits without sign-off from a top political appointee, and President Biden recently announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision-making, and eliminates fossil fuel subsidies, among other measures. Litigation risks are also increasing, as a number of cities, local governments, and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

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

Legislation enacted in Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, made significant changes to U.S. tax laws. The Tax Cuts and Jobs Act (i) eliminated the deduction for certain domestic production activities, (ii) imposed new limitations on the utilization of net operating losses, (iii) eliminated the exception under Section 162(m) for qualified performance-based compensation and (iv) provided for more general changes to the taxation of corporations, including changes to cost recovery rules and to the deductibility of interest expense, which may impact the taxation of oil and natural gas companies. In recent years, lawmakers and the U.S. Department of the Treasury have proposed certain significant changes to U.S. tax laws applicable to oil and gas companies. These changes include, but are not limited to; (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. This legislation or any future similar changes in U.S. federal income tax laws, as well as any similar changes in state law, could eliminate or postpone certain tax deductions that currently are available with respect to natural gas and oil exploration and production, which could negatively affect our results of operations and financial condition. Additionally, the change in the Presidential administration and changes in Congress increase the uncertainty with regard to potential changes in the U.S. federal tax laws and the interpretation or enforcement of legislation or directives by tax authorities.

We may not be able to utilize a portion of our net operating loss carryforwards (“NOLs”) to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our net income and cash flows.

As of December 31, 2020, we had federal net operating loss (“NOL”) carryforwards of approximately $444 million, approximately $274 million of which will expire in varying amounts beginning in 2034 through 2037. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5 percent of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs with respect to a corporation following its recognition of an NOL, utilization of such NOL is subject to an annual limitation, generally determined by multiplying the value of the corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate. However, this annual limitation would be increased under certain circumstances by recognized built-in gains of the corporation existing at the time of the ownership change. In the case of an NOL that arose in a taxable year beginning before January 1, 2018, any unused annual limitation with respect to an NOL generally may be carried over to later years, subject to the expiration of such NOL 20 years after it arose. Future changes in our stock ownership or future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.

Legal proceedings could result in liability affecting our results of operations.

We are involved in various legal proceedings, such as title, royalty, environmental or contractual disputes, in the ordinary course of business. We defend ourselves vigorously in all such matters, if appropriate.

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

Risks Related to Ownership of Our Common Stock:

For as long as we are a smaller reporting company, we will not be required to comply with certain disclosure requirements that apply to other public companies.

We are currently a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, and have certain other scaled disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. The scaled disclosures we provide in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects. If some investors find our common stock to be less attractive as a result of the scaled disclosures, there also may be a less active trading market for our common stock and our trading price may be more volatile.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Funds associated with Strategic Value Partners LLC (“SVP”) and DW Partners, LP (“DW”) currently own approximately 37.5% and 15.5%, respectively, of our outstanding common stock. SVP currently has a right to nominate two of our directors under our director nominating agreement described below. DW, together with other former noteholders who received our common stock pursuant to our plan of reorganization, collectively hold the current right to nominate two additional directors. Our current board is limited to seven directors under the terms of the director nomination agreement. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, we have entered into a director nomination agreement with each of SVP, DW and other former holders of our senior notes that provides for certain continuing nomination rights subject to conditions on share ownership. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

A small number of institutional investors controls a significant percentage of our voting power and possess negative control or veto rights with respect to certain proposed Company transactions.

A small group of institutional investors, who are parties to our director nomination agreement currently, beneficially own a majority of our issued and outstanding common stock. Consequently, such investors are able to strongly influence all matters that require approval by our stockholders, including the election and removal of directors, changes to our organizational documents and approval of acquisition offers and other significant corporate transactions. This concentration of ownership limits our other stockholders’ ability to influence corporate matters. In addition, the institutional holders that are parties to the director nomination agreement possess negative control or veto rights under the Company’s First Amended and Restated Certificate of Incorporation (“Charter”) with respect to certain transactions the Company may propose to undertake for so long as such parties collectively hold 50% or more of the Company’s issued and outstanding shares of common stock. Such parties are entitled to notice of certain proposed transactions which may be vetoed if such parties who collectively hold at least 50% of the issued and outstanding shares of common stock object to such action. These veto rights of the parties to the director nomination agreement apply to the following transactions:

•the sale or other disposition of assets of the Company or its subsidiary, in any single transaction or series of related transactions, with a fair market value in the aggregate in excess of $75 million, other than certain intercompany ordinary course transactions;
•any sale, recapitalization, liquidation, dissolution, winding up, bankruptcy event, reorganization, consolidation, or merger of the Company or its subsidiary;
•issuing or repurchasing any shares of our common stock or other equity securities (or securities convertible into or exercisable for equity securities) in an amount that is in the aggregate in excess of $5 million, other than pursuant to employee benefit and incentive plans (including certain repurchases of capital stock to satisfy withholding or similar taxes in connection with any exercise of equity rights) and the issuance of shares of common stock upon exercise of our outstanding warrants;

•incurring any indebtedness for borrowed money (including through capital leases, the issuance of debt securities or the guarantee of indebtedness of another person or entity), in any single transaction or series of related transactions, that is in the aggregate in excess of $75 million other than indebtedness incurred to refinance indebtedness issued for less than $75 million, intercompany indebtedness, and certain other obligations incurred in the ordinary course of business;
•entering into any proposed transaction or series of related transactions involving a Change of Control of the Company (for purposes of this provision, “Change of Control” shall mean any transaction resulting in any person or group (as such terms are defined in Sections 13(d) and 14(d) of the Exchange Act) acquiring “beneficial ownership” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act) of more than 50% of the total outstanding equity interests of the Company (measured by voting power rather than number of shares));
•entering into or consummating any material acquisition of businesses, companies or assets (whether through sales or leases) or joint ventures, in any single transaction or series of related transactions, in the aggregate in excess of $75 million;
•increasing or decreasing the size of the Board;
•amending the Charter or the First Amended and Restated Bylaws of the Company (“Bylaws”); or
•entering into any arrangements or transactions with affiliates of the Company.

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

Certain provisions of our Charter and our Bylaws and our existing director nomination agreement may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of the Company and our stockholders. The provisions in our Charter and Bylaws and our existing director nomination agreement include, among other things, those that:

•provide for a classified board of directors;
•authorize our Board to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•establish advance notice procedures for nominating directors or presenting matters at stockholder meetings;
•provide SVP and certain other institutional stockholders the right to nominate up to four of our directors;
•limit the persons who may call special meetings of stockholders; and
•provide veto rights to certain stockholders as detailed in our Charter, including any transaction that may constitute a change of control, as defined in the Charter.

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
DUC - A well that has been drilled and has not yet been completed
Exploratory Well - A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.
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
Proved Undeveloped (PUD) Locations - A location containing proved undeveloped reserves.
PV-10 Value - The estimated future net revenues to be generated from the production of proved reserves discounted to present value using an annual discount rate of 10%. These amounts are calculated net of estimated production costs and future development costs, using prices based on either the preceding 12-months' average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements, without escalation and without giving effect to non-property related expenses, such as general and administrative ("G&A") expenses, debt service, future income tax expense, or depreciation, depletion, and amortization. PV-10 Value is a non-GAAP measure and its use is explained under “Item 1& 2. Business and Properties - Oil and Natural Gas Reserves” above in this Form 10-K.
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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “SBOW.” Since inception, no cash dividends have been declared on our common stock. Cash dividends are restricted under the terms of our credit agreements, and we presently intend to continue a policy of using retained earnings for expansion of our business.

We had approximately 94 stockholders of record as of December 31, 2020.

Stock Repurchase

There were no repurchases of our common stock during the fourth quarter of 2020.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Company's financial information and its audited consolidated financial statements and accompanying notes for the years ended December 31, 2020 and 2019, included in this Form 10-K. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 47 of this report.

Company Overview

SilverBow Resources is an independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford Shale located in South Texas where it has assembled approximately 155,000 net acres across five operating areas. SilverBow Resources' acreage position in each of its operating areas is highly contiguous and designed for optimal and efficient horizontal well development. The Company believes it has built a balanced portfolio of properties with a significant base of current production and reserves coupled with low-risk development drilling opportunities and meaningful upside from newer operating areas.

SilverBow Resources produced an average 178 MMcfe per day during the fourth quarter of 2020 and as of December 31, 2020 had proved reserves of 1,106 Bcfe (86% natural gas) with a Standardized Measure of $513 million and a PV-10 of $526 million. PV-10 Value is a non-GAAP measure, see the section titled “Oil and Natural Gas Reserves” of this Form 10-K for a reconciliation of this non-GAAP measure to the Standardized Measure of discounted future net cash flows, the most directly comparable GAAP measure.
Being a committed and long-term operator in South Texas, the Company possesses a significant understanding of the reservoir characteristics, geology, landowners and competitive landscape in the region. SilverBow Resources leverages this in-depth knowledge to continue to assemble high quality drilling inventory while continuously enhancing its operations to maximize returns on capital invested.

Recent Events, Actions Taken and Strategy

In March 2020, the spot price of WTI crude oil declined over 50% in response to reductions in global demand due to the COVID-19 pandemic and announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at approximately $15 and $21 per barrel, respectively, on March 31, 2020. Crude oil prices fell further in April but partially recovered during the second quarter of 2020 with Brent and WTI crude oil closing at approximately $41 and $39 per barrel, respectively on June 30, 2020. Crude oil prices traded slightly higher in the third and fourth quarter of 2020 with Brent and WTI crude closing at approximately $42 and $40 per barrel, on September 30, 2020, and $52 and $49 per barrel, on December 31, 2020.

The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of significant portions of the worldwide population, and the related impact on crude oil prices and the U.S. and global economy and capital markets is uncertain. While it is difficult to assess or predict with precision the broad future effect of this pandemic on the global economy, the energy industry or SilverBow Resources, the pandemic had a direct impact on the Company's results of operations, cash flows and financial condition during 2020 as a result of lower commodity prices and varied production levels.

In response to market conditions, including the COVID-19 pandemic and the rapid decline in commodity prices and economic outlook, SilverBow Resources reduced its original 2020 capital budget of $175-$195 million. The Company released its sole drilling rig in April 2020, and deferred the completion and placement on production of eight wells until the second half of 2020. In the third quarter of 2020, SilverBow Resources restarted completions activity and returned to sales all previously curtailed oil volumes and a substantial portion of natural gas volumes. In the fourth quarter of 2020, the Company returned to sales the remaining curtailed natural gas volumes coinciding with favorable fundamentals and strong pricing. SilverBow Resources also recommenced its D&C program in the fourth quarter, drilling eight net wells, completing two net wells and bringing two net wells online.

Overall, the Company's strategy of procuring cost savings on drilling and completion activities allows SilverBow Resources to add activity and stay within its capital range. The Company plans to continue pursuing a single-basin operating model, focused on its low-cost structure and optionality across multiple commodity phase windows of the Eagle Ford. As a returns-focused operator, SilverBow Resources employs a risk mitigation strategy by hedging forecasted production volumes and protecting cash flow.

As a result of the COVID-19 pandemic, the Company continues to operate under a "work from home" policy applicable to all employees other than essential personnel whose physical presence is required either in the office or in the field. SilverBow Resources has not experienced any material interruption to its ordinary course business processes as a result of COVID-19. The Company will continue to monitor the COVID-19 situation and follow the advice of government and health leaders.

Operational Results

SilverBow Resources continues to optimize completion techniques in order to enhance well performance across its portfolio. The following table and discussion highlights the Company's drilling and completion schedule for 2020:

Fields	Net Acreage	2020 Production (Mcfe/d)	Gas as % of 2020 Production	2020 Net Wells Drilled	2020 Net Wells Completed
Artesia	12,252	36,437	43%	3	3
AWP	51,073	34,061	38%	8	10
Fasken	7,802	97,013	100%	8	2
Oro Grande	60,763	11,367	100%	—	—
Uno Mas	6,670	2,153	97%	—	—
Other (1)	16,342	1,984	34%	—	—
Total	154,902	183,015	76%	19	15
(1) Other includes non-core properties.

During the fourth quarter of 2020, SilverBow Resources drilled eight net wells, completed two net wells and brought two net wells online. For the full year, the Company drilled 19 net wells, completed 15 net wells and brought 15 net wells online. SilverBow Resources' D&C activity through the first quarter of 2020 was primarily focused on its AWP McMullen Oil assets. At the end of the first quarter, the Company temporarily ceased D&C activity and strategically curtailed production in order to maximize cash flows. These curtailments had the greatest impact on second quarter production, but extended to varying degrees through October. For the full year 2020, curtailments were estimated to average 11 MMcf/d of net gas production and 340 Bbls/d of net oil production, or approximately 8% and 8% of net 2020 production, respectively.

In response to fluctuations in commodity prices, SilverBow Resources refocused its capital budget through the end of the year towards the drilling of high rate of return dry-gas assets. Of the 11 net wells drilled in the first quarter of 2020, eight wells were deferred to the third quarter to turn to sales. All eight of the deferred wells were located in the Company's AWP McMullen Oil area. In the fourth quarter, SilverBow Resources commenced the drilling of a nine well program in its Webb County Gas area. In addition to resuming capital activity, all curtailed production volumes were returned to production over the second half of 2020.

In the McMullen Oil area, the Company brought 10 net wells online in 2020. SilverBow Resources maintained focus on efficient asset development, completing four wells with over 10,000 feet of completed lateral length. Two of these four wells averaged nine days from spud to rig release, highlighting the drilling team's execution excellence. Two wells were brought online during the first quarter of 2020 while the remaining eight wells, as part of SilverBow's drilled but uncompleted program, were brought online during the third quarter of 2020. All ten wells continue to perform in-line with expectations.

In the La Salle Condensate area, the Company brought three net wells online in 2020. These three wells were developed on a recently acquired land tract adjacent to existing SilverBow Resources acreage. They provided for an opportunistic add-on to that position. The wells continue to perform well and are expected to achieve some of the strongest per well recoveries in the area.

In the Webb County Gas area, the Company brought two net wells online in 2020. Eight net wells were drilled during the fourth quarter as part of SilverBow Resources' focus on its dry gas assets. The drilling program consisted of two Fasken Upper Eagle Ford net wells and six La Mesa net wells. The Fasken wells were drilled, on average, in 9.4 days per well and achieved drilling rates of 1,900 feet per day. The Fasken wells were completed with 2,600 pounds of proppant per foot, achieving an industry leading number of 18 stages per day. These wells were turned to sales in late December and are performing in-line with expectations. The La Mesa wells were drilled, on average, in 9.6 days per well and achieved 2,200 feet per day. The Company completed and brought online the La Mesa wells during the first quarter of 2021.

SilverBow Resources continued to set new Company records in efficiency and safety while also enacting real-time changes to field schedules and capital activity in response to fluctuating commodity prices and the COVID-19 pandemic. SilverBow Resources' La Mesa project is a recent example of specific drilling efficiency improvements. During the fourth quarter of 2020, the Company drilled its second six-well pad. Compared to the first six-well pad drilled in the fourth quarter of 2020, the three Lower Eagle Ford wells were drilled 26% faster with a 32% reduction in per foot drilling cost and the three Upper Eagle Ford wells were drilled 30% faster with a 26% reduction in per foot drilling cost. These gains were the result of a focus on all aspects of drilling cycle-time variables, engineering designs, quality controls on vendors and active wellsite management.

Across all of its operating areas in 2020, SilverBow Resources drilled 44% more lateral footage per day while lowering the per lateral foot costs by 32% as compared to 2019. The Company completed 8% more stages per day and reduced completion costs per well by 13% as compared to 2019. SilverBow Resources' demonstrated success in reducing costs is a direct result of its operational and supply teams working with vendors to negotiate prices and logistical considerations for the materials used in its operations.

Cost reduction initiatives: SilverBow Resources continues to focus on cost reduction measures in the areas that it can control. These initiatives include the use of regional sand in completions, improved utilization of existing facilities, elimination of redundant equipment and replacement of rental equipment with Company-owned equipment. As previously mentioned, the Company continues to improve its process for drilling, completing and equipping wells. SilverBow Resources' procurement team takes a process-oriented approach to managing the total delivered costs of purchased services by examining costs at their most granular level. Services are routinely sourced directly from the suppliers. The Company's lease operating expenses were $21.4 million or $0.32 per Mcfe for the year ended December 31, 2020, as compared to $21.4 million or $0.25 per Mcfe for the year ended December 31, 2019. The increase on a per Mcfe basis is due to the lower production volumes.

SilverBow Resources' net G&A expenses were $22.6 million or $0.34 per Mcfe for the year ended December 31, 2020. After deducting $4.6 million of share-based compensation, cash G&A expenses (a non-GAAP financial measure) were $18.1 million or $0.27 per Mcfe for the year ended December 31, 2020. This compares to net G&A expenses of $24.9 million or $0.29 per Mcfe for the same period in 2019. After deducting $6.1 million of share-based compensation, cash G&A expenses (a non-GAAP financial measure) were $18.7 million or $0.22 per Mcfe for the same period in 2019.

In the third quarter of 2020, the Company implemented corporate cost reduction initiatives representing annualized savings of $2.5 million starting in 2021. SilverBow Resources has continued to maintain a safe working environment while implementing these cost-reduction efforts. The Company's corporate total recordable incident rate was 0 incidents per 1.1 million work hours in 2020.

SilverBow Resources reports cash G&A because it believes this measure is commonly used by management, analysts and investors as an indicator of cost management and operating efficiency on a comparable basis from period to period. In addition, the Company believes cash G&A expenses are used by analysts and others in valuation, comparison and investment recommendations of companies in the oil and gas industry to allow for analysis of G&A spend without regard to stock-based compensation programs which can vary substantially from company to company. Cash G&A expenses should not be considered as an alternative to, or more meaningful than, total G&A expenses.

Summary of 2020 Financial Results

•Revenues and net income (loss): The Company's oil and gas revenues were $177.4 million and $288.6 million for the years ended December 31, 2020 and 2019, respectively. Revenues were lower due to overall decreased production and lower commodity pricing. The Company had a net loss of $309.4 million and net income of $114.7 million for the years ended December 31, 2020 and 2019, respectively. The decrease was primarily due to the non-cash impairment write-down on our oil and natural gas properties during the year.

•Capital expenditures: The Company's capital expenditures on an accrual basis were $95.2 million and $259.0 million for the years ended December 31, 2020 and 2019, respectively. The expenditures for the years ended December 31, 2020 and 2019, were primarily driven by continued legacy development and Southern Eagle Ford gas window delineation. These expenditures were funded by cash flows from operations and borrowings under our Credit Facility.

•Working capital: The Company had a working capital deficit of $23.1 million at December 31, 2020.

•Cash Flows: For the year ended December 31, 2020, the Company generated cash from operating activities of $165.2 million, of which $7.1 million was attributable to changes in working capital. Cash used for property additions was $114.7 million. This included $19.4 million attributable to a net decrease of capital related payables and accrued costs. Additionally, $0.8 million was paid during the year for property sale obligations related to the sale of our former Bay De Chene field. The Company’s net repayments under its revolving Credit Facility were $49.0 million for the year ended December 31, 2020.

For the year ended December 31, 2019, the Company generated cash from operating activities of $203.2 million, of which $4.9 million was attributable to changes in working capital. Cash used for property additions was $282.7 million. This included $21.6 million attributable to a net decrease of capital related to payables and accrued costs. Additionally, $5.1 million was paid during the year for property sale obligations related to the sale of our former Bay De Chene field. The Company's net borrowings under its Credit Facility were $84.0 million for the year ended December 31, 2019.

Liquidity and Capital Resources

SilverBow Resources' primary use of cash has been to fund capital expenditures to develop its oil and gas properties. As of December 31, 2020, the Company’s liquidity consisted of approximately $2.1 million of cash-on-hand and $80.0 million in available borrowings on its Credit Facility, which had a $310.0 million borrowing base. Our 2021 capital budget, which is expected to be in the range of $100-$110 million, provides for drilling 17 gross (15 net) horizontal wells and is expected to be funded primarily from operating cash flow. Management believes SilverBow Resources has sufficient liquidity to meet its obligations through at least the first quarter of 2022 and execute its long-term development plans. See Note 4 to the Company's consolidated financial statements for more information on its Debt Facilities.

Contractual Commitments and Obligations

Our contractual commitments for the next five years and thereafter are shown below as of December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Non-cancelable operating leases	$3,573	$543	$166	$38	$39	$287	$4,645
Gas transportation and processing (1)	5,189	3,873	2,629	1,619	1,089	—	14,399
Interest cost (2)	26,656	20,807	18,346	17,710	—	—	83,520
Long-term debt	—	230,000	—	200,000	—	—	430,000
Other contractual commitments (3)	2,403	—	—	—	—	—	2,403
Total	$37,821	$255,223	$21,141	$219,367	$1,128	$287	$534,967
(1) Amounts shown represent fees for the minimum delivery obligations. Any amount of transportation utilized in excess of the minimum will reduce future year obligations. The Company's production and reserves are currently sufficient to fulfill the current minimum delivery obligations.
(2) Interest on our Credit Facility is estimated using the weighted average interest rate of 3.7% for the quarter ended December 31, 2020, while interest on our Second Lien is estimated using LIBOR plus 7.5%. See Note 4 of these consolidated financial statements in this Form 10-K for more information. Actual interest rate is variable over the term of the facility.
(3) Amount shown primarily for obligation under Bay De Chene sales contract.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements requiring disclosure pursuant to article 303(a) of Regulation S-K.

Proved Oil and Gas Reserves

During 2020, our reserves decreased by approximately 314.0 Bcfe due to decreases in our natural gas reserves primarily from our AWP field. As of December 31, 2020, 46% of our total proved reserves were proved developed, compared with 41% at year-end for both 2019 and 2018.

At December 31, 2020, our proved reserves were 1,106.4 Bcfe with a Standardized Measure of $513 million, which is a decrease of approximately $355 million, or 41%, from the prior year-end levels. In 2020, our proved natural gas reserves decreased 210.3 Bcf, or 18%, while our proved oil reserves decreased 4.5 MMBbl, or 27%, and our NGL reserves decreased 12.8 MMBbl, or 48%, for a total equivalent decrease of 314.0 Bcfe, or 22%.

We have added proved reserves primarily through our drilling activities, including 31.7 Bcfe added in 2020. We obtained reasonable certainty regarding these reserve additions by applying the same methodologies that have been used historically in this area.

We use the preceding 12-month's average price based on closing prices on the first business day of each month, adjusted for price differentials, in calculating our average prices used in the Standardized Measure calculation. Our average natural gas price used in the Standardized Measure calculation for 2020 was $2.13 per Mcf. This average price decreased from the average price of $2.62 per Mcf used for 2019. Our average oil price used in the calculation for 2020 was $37.83 per Bbl. This average price decreased from the average price of $58.37 per Bbl used in the calculation for 2019. Our average NGL price used in the calculation for 2020 was $11.66 per Bbl. This average price decreased from the average price of $16.83 per Bbl used in the calculation for 2019.

Results of Operations

Revenues — Years Ended December 31, 2020 and 2019

2020 - Our oil and gas sales in 2020 decreased by 39% compared to revenues in 2019, primarily due to overall decreased commodity pricing and decreased production. Average oil prices we received were 34% lower than those received during 2019, while natural gas prices were 22% lower and NGL prices were 11% lower.

Crude oil production was 14% and 12% of our production volumes for the years ended December 31, 2020 and 2019, respectively, while crude oil sales revenues were 33% and 32% of oil and gas sales revenue for the years ended December 31, 2020 and 2019, respectively.

Natural gas production was 76% of our production volumes for both of the years ended December 31, 2020 and 2019, while natural gas sales revenues were 59% of oil and gas sales for both of the years ended December 31, 2020 and 2019.

NGL production was 10% and 12% of our production volumes for the years ended December 31, 2020 and 2019, respectively, while NGL sales were 8% and 9% of oil and gas sales for the years ended December 31, 2020 and 2019, respectively.

The following tables provide information regarding the changes in the sources of our oil and gas sales and volumes for the years ended December 31, 2020 and 2019:

Fields	Oil and Gas Sales (In Millions)		Net Oil and Gas Production Volumes (MMcfe)
	2020	2019	2020	2019
Artesia	$42.1	$78.8	13,299	19,593
AWP	50.5	74.1	12,432	14,637
Fasken	60.1	101.3	29,681	38,206
Other (1)	24.6	34.4	11,388	11,884
Total	$177.3	$288.6	66,800	84,320
(1) Includes our Oro Grande and Uno Mas fields.

Our sales volume decrease from 2019 to 2020 was primarily due to lower production as a result of decreased drilling and completion activity and production curtailments.

In 2020, our $111.2 million, or 39%, decrease in oil, NGL, and natural gas sales resulted from:

•Volume variances that had a $49.2 million unfavorable impact on sales, with a $4.8 million decrease due to the 0.1 million Bbl decrease in oil production volumes, a $35.5 million decrease due to the 13.4 Bcf decrease in natural gas production volumes and a $8.9 million decrease due to the 0.6 million Bbl decrease in NGL production volumes.
•Price variances that had a $62.0 million unfavorable impact on sales, with a decrease of $29.8 million due to the 22% decrease in natural gas prices received, a decrease of $30.3 million due to the 34% decrease in oil prices received and a decrease of $1.9 million due to the 11% decrease in NGL prices received.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement for the years ended December 31, 2020 and 2019 (in thousands, except per-dollar amounts):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Production volumes:
Oil (MBbl) (1)	1,521	1,605
Natural gas (MMcf)	50,988	64,388
Natural gas liquids (MBbl) (1)	1,114	1,717
Total (MMcfe)	66,800	84,320

Oil, natural gas and natural gas liquids sales:
Oil	$57,651	$92,833
Natural gas	105,234	170,558
Natural gas liquids	14,500	25,241
Total	$177,386	$288,631

Average realized price:
Oil (per Bbl)	$37.89	$57.84
Natural gas (per Mcf)	2.06	2.65
Natural gas liquids (per Bbl)	13.02	14.70
Average per Mcfe	$2.66	$3.42

Price impact of cash-settled derivatives:
Oil (per Bbl)	$13.27	$1.19
Natural gas (per Mcf)	0.38	0.26
Natural gas liquids (per Bbl)	—	3.62
Average per Mcfe	$0.59	$0.29

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl) (2)	$51.16	$59.03
Natural gas (per Mcf)	2.44	2.91
Natural gas liquids (per Bbl)	13.02	18.32
Average per Mcfe	$3.25	$3.72
(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe.
(2) Excludes the impact of the $38.3 million for derivative contracts monetized in the first quarter of 2020.

For the years ended December 31, 2020 and 2019 we recorded net gains of $61.3 million and $24.2 million, respectively, related to our derivative activities. Included in our gain during the year ended December 31, 2020 was $38.3 million for monetized derivative contracts received in the first quarter of 2020. The change was driven primarily by changes in commodity pricing. This activity is recorded in “Net gain (loss) on commodity derivatives” on the accompanying consolidated statements of operations in this Form 10-K.

Costs and Expenses

The following table provides additional information regarding our expenses for the years ended December 31, 2020 and 2019:

Costs and Expenses	Year Ended December 31, 2020	Year Ended December 31, 2019
General and administrative, net	$22,608	$24,851
Depreciation, depletion, and amortization	64,564	95,915
Accretion of asset retirement obligation	354	329
Lease operating expenses	21,360	20,763
Workovers	8	628
Transportation and gas processing	20,649	26,968
Severance and other taxes	10,514	13,874
Interest expense, net	31,228	36,561
Write-down of oil and gas properties	355,948	—

Our costs and expenses during 2020 versus 2019 were as follows:

General and Administrative Expenses, Net. These expenses on a per Mcfe basis were $0.34 and $0.29 for the years ended December 31, 2020 and 2019, respectively. The increase per Mcfe was due to lower production while the decrease in costs was primarily due to lower salaries and burdens, lower share-based compensation and lower temporary labor expenses. Included in general and administrative expenses is $4.6 million and $6.1 million in share-based compensation for the years ended December 31, 2020 and 2019, respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses on a per Mcfe basis were $0.97 and $1.14 for the years ended December 31, 2020 and 2019, respectively. The decrease on a per Mcfe basis was driven by reductions to our depletable base due to non-cash impairment write-downs during the year.

Lease Operating Expenses. These expenses on a per Mcfe basis were $0.32 and $0.25 for the years ended December 31, 2020 and 2019, respectively. The increase per Mcfe was primarily due to lower production. The increase in costs is due to higher labor and compression costs, partially offset by lower salt water disposal costs.

Transportation and gas processing. These expenses all related to natural gas and NGL sales. These expenses on a per Mcfe basis were $0.31 and $0.32 for the years ended December 31, 2020 and 2019, respectively.

Severance and Other Taxes. These expenses on a per Mcfe basis were $0.16 for both of the years ended December 31, 2020 and 2019. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.9% and 4.8% for the years ended December 31, 2020 and 2019, respectively.

Interest Expense. Our gross interest expense was $31.2 million and $36.8 million for the years ended December 31, 2020 and 2019, respectively. The decrease in gross interest from 2019 was primarily due to decreased borrowings and lower interest rates. There was no capitalized interest costs and $0.2 million of capitalized interest for the years ended December 31, 2020 and 2019, respectively.

Write-down of oil and gas properties. Due to the effects of pricing and timing of projects, for the year ended December 31, 2020, we reported a non-cash impairment write-down, on a pre-tax basis, of $355.9 million on our oil and natural gas properties. These impairments occurred in the first half of 2020. There was no impairment for the year ended December 31, 2019.

Income Taxes. In March and April 2020, the COVID-19 pandemic caused volatility in the market price for crude oil due to the disruption of global supply and demand. In response to these market conditions and given the decline in oil prices and economic outlook for the Company, during the quarter ended June 30, 2020, management determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other deferred tax assets and, accordingly, recorded a full valuation allowance in the second quarter to offset its net deferred tax assets in excess of deferred tax liabilities. This resulted in tax expense of $21.2 million in the second quarter of 2020. Our income tax provision of $20.9 million for the year ended December 31, 2020 is inclusive of state income tax benefit of $1.8 million.

During the second quarter of 2019, the Company was able to complete several operational initiatives that resulted in increased production, lower development costs and expanded inventory of development prospects. The results of these initiatives led management to determine, after weighing both positive and negative evidence, that the Company will more likely than not be able to realize the benefits of its deferred tax assets. Accordingly, the Company released the valuation allowance resulting in a net deferred income tax benefit of $21.6 million, which is net of $1.1 million of state income tax expense, for the year ended December 31, 2019.

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

New Accounting Pronouncements. In March 2020, the FASB issued ASU No. 2020-03. ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit loss standard (“CECL”). ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. This guidance is effective beginning on January 1, 2023 for smaller reporting companies. We are still assessing the requirements to determine the impact of this guidance on our consolidated financial statements.

Forward-Looking Statements

This report includes forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this report, including those regarding our strategy, future operations, financial position, estimated production levels, expected oil and natural gas pricing, estimated oil and natural gas reserves or the present value thereof, reserve increases, capital expenditures, budget, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “budgeted,” “guidance,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•the severity and duration of world health events, including the COVID-19 pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
•the current significant surplus in the supply of oil and actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
•operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
•shut-in and curtailment of production due to decreases in available storage capacity or other factors;
•volatility in natural gas, oil and NGL prices;
•future cash flows and their adequacy to maintain our ongoing operations;
•liquidity, including our ability to satisfy our short- or long-term liquidity needs;
•our borrowing capacity, future covenant compliance, cash flows and liquidity;
•operating results;
•the amount, nature and timing of capital expenditures, including future development costs;
•timing, cost and amount of future production of oil and natural gas;
•availability of drilling and production equipment or availability of oil field labor;
•availability, cost and terms of capital;
•timing and successful drilling and completion of wells;
•availability and cost for transportation of oil and natural gas;
•costs of exploiting and developing our properties and conducting other operations;
•competition in the oil and natural gas industry;
•general economic conditions;
•opportunities to monetize assets;
•effectiveness of our risk management activities including hedging strategy;
•environmental liabilities;
•counterparty credit risk;
•governmental regulation and taxation of the oil and natural gas industry;
•developments in world oil and natural gas markets and in oil and natural gas-producing countries;
•uncertainty regarding our future operating results; and
•other risks and uncertainties described in Item 1A. “Risk Factors,” in this annual report on Form 10-K for the year ended December 31, 2020.

Many of the foregoing risks and uncertainties, as well as risks and uncertainties that are currently unknown to us, are, and will be, exacerbated by the COVID-19 pandemic and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this annual report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Risk Factors" in Item 1A of this annual report on Form 10-K for the year ended December 31, 2020. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Concentration of Sales Risk. For the year ended December 31, 2020, approximately 19%, 17%, 17% and 13% of our oil and gas receipts were accounted for by Kinder Morgan, Inc. (“Kinder Morgan”), Plains Marketing, LP (“Plains Marketing”), Twin Eagle Resource Management LLC (“Twin Eagle”) and Trafigura US, Inc (“Trafigura”). There were no other purchasers who individually accounted for 10% or more of our oil and gas receipts. We expect to continue these relationships in the future. We believe that the risk of these unsecured receivables is mitigated by the size, reputation and nature of the businesses and the availability of other purchasers in the areas where we operate.

Interest Rate Risk. At December 31, 2020, we had a combined $430.0 million drawn under our Credit Facility and our Second Lien Notes, which bear a floating rate of interest depending on the level of the borrowing base and the borrowing base loans outstanding and therefore is susceptible to interest rate fluctuations. These variable interest rate borrowings are impacted by changes in short-term interest rates. A hypothetical one-percentage point increase in interest rates on our borrowings outstanding under our Credit Facility and Second Lien Notes at December 31, 2020 would increase our annual interest expense by $4.3 million.

Management's Report on Internal Control Over Financial Reporting

Management of SilverBow Resources is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) (2013 framework) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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
Houston, Texas
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SilverBow Resources, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Natural Gas Reserves Estimation and Impact on Depreciation, Depletion and Amortization Expense (“DD&A”) and Impairment Expense Related to Proved Oil and Natural Gas Properties

As described in Note 1 to the consolidated financial statements, proved oil and natural gas reserves volumes and associated future net cash flows directly impact the calculation of DD&A expense and the full-cost ceiling test impairment calculation. There are numerous uncertainties inherent in estimating proved oil and natural gas reserves volumes and associated future net cash flows including, among others, estimated future production volumes and timing of such production, pricing differentials, lease operating expenses, and amounts and timing of capital expenditures. The accuracy of these estimates is dependent on the quality of available data and on engineering and geological interpretation and judgment. The estimation of oil and natural gas reserve quantities and associated future net cash flows requires management’s use of internal petroleum engineers and independent petroleum engineers and geologists (referred to as “management’s specialists”).

We have identified the estimation of future production volumes, pricing differentials, lease operating expenses, and amounts and timing of future capital expenditures used to estimate oil and natural gas reserves, and the associated impact on DD&A expense and impairment expense related to proved oil and natural gas properties as a critical audit matter. Minor changes in these inputs and assumptions, which all require a high degree of subjectivity, could have a material impact on the overall estimate of proved oil and natural gas reserve volumes and associated future cash flows and the related measurement of DD&A expense or impairment expense. Auditing management’s judgment with respect to these inputs involved a high degree of auditor judgment in the design of our audit procedures and the evaluation of the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the professional qualifications of management’s specialists and their relationship to the Company and making inquiries of management’s specialists regarding the process followed and judgments used to assist in estimating the Company’s oil and natural gas reserves.
•Comparing estimated production volumes and production decline analyses against results of actual production and actual production decline analyses to determine the appropriateness of management’s estimates.
•Comparing the estimated pricing differentials used in the reserve estimates to realized prices for revenue transactions recorded in the current year and examining contractual support for the pricing differentials.
•Evaluating the estimates of lease operating expenses used in the reserve estimates compared to historical lease operating expenses.
•Comparing the estimates of future capital expenditures used in the reserve estimates to amounts expended for recently drilled and completed wells in similar locations.
•Evaluating the Company’s evidence to support the amount of proved undeveloped properties reflected in the reserve estimates by examining historical conversion rates and support for the Company’s intent to develop the proved undeveloped properties.
•Evaluating management’s estimates of oil and natural gas reserve volumes, pricing differentials, lease operating expenses and future capital expenditures against evidence obtained in other areas of the audit for consistency and reasonableness.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2016.

Houston, Texas
March 4, 2021

Consolidated Balance Sheets
SilverBow Resources, Inc. (in thousands, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,118	$1,358
Accounts receivable, net	25,850	36,996
Fair value of commodity derivatives	4,821	12,833
Other current assets	2,184	2,121
Total Current Assets	34,973	53,308
Property and Equipment:
Property and Equipment, Full-Cost Method, including $28,090 and $41,201 of unproved property costs not being amortized	1,343,373	1,247,717
Less – Accumulated depreciation, depletion, amortization and impairment	(801,279)	(380,728)
Property and Equipment, Net	542,094	866,989
Right of use assets	4,366	9,374
Fair value of long-term commodity derivatives	281	3,854
Deferred tax asset	—	22,669
Other long-term assets	1,421	3,622
Total Assets	$583,135	$959,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$26,991	$39,343
Fair value of commodity derivatives	8,171	6,644
Accrued capital costs	7,324	17,889
Accrued interest	983	1,397
Current lease liability	3,473	6,707
Undistributed oil and gas revenues	11,098	9,166
Total Current Liabilities	58,040	81,146
Long-term debt	424,905	472,900
Non-current lease liability	951	2,813
Deferred tax liabilities, net	303	1,582
Asset retirement obligations	4,533	4,055
Fair value of long-term commodity derivatives	2,946	1,613
Other long-term liabilities	424	—
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 12,053,763 and 11,895,032 shares issued and 11,936,679 and 11,806,679 shares outstanding	121	119
Additional paid-in capital	297,712	292,916
Treasury stock held, at cost, 117,084 and 88,353 shares	(2,372)	(2,282)
Retained earnings (Accumulated deficit)	(204,428)	104,954
Total Stockholders’ Equity	91,033	395,707
Total Liabilities and Stockholders’ Equity	$583,135	$959,816
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
SilverBow Resources, Inc. (in thousands, except per-share amounts)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues:
Oil and gas sales	$177,386	$288,631

Operating Expenses:
General and administrative, net	22,608	24,851
Depreciation, depletion, and amortization	64,564	95,915
Accretion of asset retirement obligations	354	329
Lease operating expense	21,360	20,763
Workovers	8	628
Transportation and gas processing	20,649	26,968
Severance and other taxes	10,514	13,874
Write-down of oil and gas properties	355,948	—
Total Operating Expenses	496,005	183,328

Operating Income (Loss)	(318,619)	105,303

Non-Operating Income (Expense)
Net gain (loss) on commodity derivatives	61,304	24,242
Interest expense, net	(31,228)	(36,561)
Other income (expense), net	72	90

Income (Loss) Before Income Taxes	(288,471)	93,074

Provision (Benefit) for Income Taxes	20,911	(21,582)

Net Income (Loss)	$(309,382)	$114,656

Per Share Amounts:

Basic: Net Income (Loss)	$(25.99)	$9.76

Diluted: Net Income (Loss)	$(25.99)	$9.74

Weighted Average Shares Outstanding - Basic	11,902	11,753

Weighted Average Shares Outstanding - Diluted	11,902	11,778
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
SilverBow Resources, Inc. (in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2018	$118	$286,281	$(1,870)	$(9,702)	$274,827

Purchase of treasury shares (22,482 shares)	—	—	(412)	—	(412)
Issuance of restricted stock (137,060 shares)	1	(1)	—	—	—
Share-based compensation	—	6,636	—	—	6,636
Net Income	—	—	—	114,656	114,656
Balance, December 31, 2019	$119	$292,916	$(2,282)	$104,954	$395,707

Shares issued from option exercise (5 shares)	—	—	—	—	—
Purchase of treasury shares (28,731 shares)	—	—	(90)	—	(90)
Issuance of restricted stock (158,726 shares)	2	(1)	—	—	1
Share-based compensation	—	4,797	—	—	4,797
Net Loss	—	—	—	(309,382)	(309,382)
Balance, December 31, 2020	$121	$297,712	$(2,372)	$(204,428)	$91,033
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
SilverBow Resources, Inc. (in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(309,382)	$114,656
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Write-down of oil and gas properties	355,948	—
Depreciation, depletion, and amortization	64,564	95,915
Accretion of asset retirement obligations	354	329
Deferred income tax expense (benefit)	21,390	(22,101)
Share-based compensation expense	4,557	6,148
(Gain) Loss on derivatives, net	(61,304)	(24,242)
Cash settlements (paid) received on derivatives	78,421	24,631
Settlements of asset retirement obligations	(94)	(83)
Write-down of debt issuance cost	557	82
Other	3,061	2,930
Change in operating assets and liabilities-
(Increase) decrease in accounts receivable and other assets	9,011	11,605
Increase (decrease) in accounts payable and accrued liabilities	(977)	(7,100)
Increase (decrease) in income taxes payable	(480)	519
Increase (decrease) in accrued interest	(414)	(116)
Net Cash Provided by (Used in) Operating Activities	165,212	203,173
Cash Flows from Investing Activities:
Additions to property and equipment	(114,738)	(282,660)
Acquisition of producing properties	(4,544)	—
Proceeds from (adjustments to) the sale of property and equipment	4,777	(96)
Payments on property sale obligations	(826)	(5,112)
Net Cash Provided by (Used in) Investing Activities	(115,331)	(287,868)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	107,000	381,000
Payments of bank borrowings	(156,000)	(297,000)
Purchase of treasury shares	(90)	(412)
Payments of debt issuance costs	(31)	—
Net Cash Provided by (Used in) Financing Activities	(49,121)	83,588

Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	760	(1,107)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	1,358	2,465
Cash, Cash Equivalents and Restricted Cash at End of Year	$2,118	$1,358
Supplemental Disclosures of Cash Flows Information:
Cash paid during period for interest, net of amounts capitalized	$28,929	$34,408
Changes in capital accounts payable and capital accruals	$(19,365)	$(21,584)
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
SilverBow Resources, Inc. and Subsidiary

1. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of SilverBow Resources and its wholly owned subsidiary, SilverBow Resources Operating LLC, which are engaged in the exploration, development, acquisition, and operation of oil and gas properties, with a focus on oil and natural gas reserves in the Eagle Ford trend in Texas. Our undivided interests in oil and gas properties are accounted for using the proportionate consolidation method, whereby our proportionate share of the assets, liabilities, revenues, and expenses are included in the appropriate classifications in the accompanying consolidated financial statements. Intercompany balances and transactions have been eliminated in preparing the accompanying consolidated financial statements.

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

In April 2020, WTI oil prices declined further to approximately $10 per barrel for May 2020 delivery. Crude oil prices fell further in April but partially recovered during the second quarter of 2020 with Brent and WTI crude oil closing at approximately $41 and $39 per barrel, respectively, on June 30, 2020. Crude oil prices traded slightly higher in the third quarter of 2020 with Brent and WTI crude closing at approximately $42 and $40 per barrel, on September 30, 2020. Crude oil prices continued to improve in the fourth quarter of 2020 with Brent and WTI crude closing at approximately $52 and $49 per barrel, respectively, on December 31, 2020.

In response to these market conditions, including the COVID-19 pandemic and the decline in oil prices and economic outlook, the Company released its sole drilling rig in April 2020, and deferred the completion and placement on production of eight wells until the second half of 2020. In the third quarter of 2020, the Company restarted completions activity and returned to sales all previously curtailed oil volumes and a substantial portion of natural gas volumes. Approximately 20 million cubic feet per day (“MMcf/d”) of net gas production remained shut-in at quarter-end. The Company began returning these volumes to production in late October 2020 to align with favorable natural gas prices, with all previously shut-in volumes returned to production as of December 31, 2020.

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

In addition, if the depressed pricing environment continues for an extended period, it may in the future lead to (i) a further reduction in oil and natural gas reserves, including the possible further removal of proved undeveloped reserves (ii) further impairment of proved and/or unproved oil and natural gas properties and a potential increase in depletion expense and (iii) reductions in the borrowing base under the Credit Agreement as discussed in Note 4.

If the COVID-19 pandemic and volatile oil price environment continues, it may have a material adverse effect on the Company’s operating cash flows, liquidity, and future development plans.

Subsequent Events. We have evaluated subsequent events requiring potential accrual or disclosure in our condensed consolidated financial statements. On February 5, 2021, and in the ordinary course of business, the Company entered into a new five-year lease agreement for office space in Houston, Texas. The operating lease begins on May 18, 2021.

Through February 26, 2021, the Company entered into additional derivative contracts. The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts entered into after December 31, 2020:

Oil Derivative Contracts (New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) Settlements)	Total Volumes (Bbls)(1)	Weighted-Average Price
2021 Contracts
Swap Purchase Contracts
1Q21(2)	13,750	$53.10
2Q21(2)	51,050	$53.22
2022 Contracts
Swap Contracts
1Q22	45,000	$50.00
2Q22	45,500	$50.00
3Q22	46,000	$50.00
4Q22	46,000	$50.00
(1) Bbl refers to one barrel of oil.
(2) Transaction for a swap purchase to reduce overall hedge position.

Oil Derivative Contracts (Argus Cushing (WTI) and Magellan East Houston)	Total Volumes (Bbls)	Weighted-Average Price
Calendar Monthly Roll Differential Swaps
2022 Contracts
1Q22	90,000	$0.18
2Q22	91,000	$0.18
3Q22	92,000	$0.18
4Q22	92,000	$0.18

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
2021 Contracts
2Q21	1,820,000	$2.83	$2.98
3Q21	1,850,000	$2.88	$3.09
4Q21	1,840,000	$2.95	$3.18
2022 Contracts
1Q22	3,150,000	$2.95	$3.31

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted Average Price
2022 Contracts
1Q22	900,000	$(0.030)
2Q22	910,000	$(0.030)
3Q22	920,000	$(0.030)
4Q22	920,000	$(0.030)

NGL Contracts	Total Volumes (Bbls)	Weighted-Average Price
2021 Contracts
1Q21	101,714	$23.14
2Q21	144,733	$24.13
3Q21	146,324	$24.13
4Q21	146,324	$24.13

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

While we are not currently aware of any material revisions to any of our estimates, there may be future revisions to our estimates resulting from matters such as new accounting pronouncements, changes in ownership interests, payouts, joint venture audits, reallocations by purchasers or pipelines, or other corrections and adjustments common in the oil and gas industry, many of which relate to prior periods. These types of adjustments cannot be currently estimated and are expected to be recorded in the period during which the adjustments are known.

We are subject to legal proceedings, claims, liabilities and environmental matters that arise in the ordinary course of business. We accrue for losses when such losses are considered probable and the amounts can be reasonably estimated.

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the years ended December 31, 2020 and 2019, such internal costs when capitalized totaled $3.5 million and $5.3 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties (refer to Note 4 of these Notes to Consolidated Financial Statements for further discussion on capitalized interest costs).

The “Property and Equipment” balances on the accompanying consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	December 31, 2020	December 31, 2019
Property and Equipment
Proved oil and gas properties	$1,310,008	$1,201,296
Unproved oil and gas properties	28,090	41,201
Furniture, fixtures, and other equipment	5,275	5,220
Less – Accumulated depreciation, depletion, amortization & impairment	(801,279)	(380,728)
Property and Equipment, Net	$542,094	$866,989

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

The calculations of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. There was a $355.9 million ceiling test write-down for the year ended December 31, 2020. There was no write-down for the year ended December 31, 2019.

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

The following table provides information regarding our oil and gas sales, by product, reported on the Consolidated Statements of Operations for years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Oil, natural gas and NGLs sales:
Oil	$57,651	$92,833
Natural gas	105,234	170,558
NGLs	14,500	25,241
Total	$177,386	$288,631

Accounts Receivable, Net. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both December 31, 2020 and 2019, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable, net” balance on the accompanying consolidated balance sheets.

At December 31, 2020, our “Accounts receivable, net” balance included $18.8 million for oil and gas sales, $4.0 million due from joint interest owners, $2.4 million for severance tax credit receivables and $0.7 million for other receivables. At December 31, 2019, our “Accounts receivable, net” balance included $24.6 million for oil and gas sales, $3.7 million for joint interest owners, $5.4 million for severance tax credit receivables and $3.3 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate including our wells in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net”, on the accompanying consolidated statements of operations. The amount of supervision fees charged for each of the years ended December 31, 2020 and 2019 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $4.4 million and $4.9 million for the years ended December 31, 2020 and 2019, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At December 31, 2020, we did not have any accrued liability for uncertain tax positions.

In March and April 2020, the COVID-19 pandemic caused volatility in the market price for crude oil due to the disruption of global supply and demand. In response to these market conditions and given the decline in oil prices and economic outlook for our Company, during the quarter ended June 30, 2020, management determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other deferred tax assets and, accordingly, recorded a full valuation allowance in the second quarter to offset its net deferred tax assets in excess of deferred tax liabilities. This resulted in tax expense of $21.2 million through the second quarter of 2020. Our income tax provision of $20.9 million for the year ended December 31, 2020 is inclusive of a state income tax benefit of $1.8 million. During the second quarter of 2019, the Company was able to complete several operational initiatives that resulted in increased production, lower development costs and expanded inventory of development prospects. The results of these initiatives led management to determine, after weighing both positive and negative evidence, that the Company would more likely than not be able to realize the benefits of its deferred tax assets. Accordingly, the Company released the valuation allowance resulting in a net deferred income tax benefit of $21.6 million, which is net of $1.1 million of state income tax expense, for the year ended December 31, 2019

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side Social Security payments, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitation. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the “Appropriations Act”). The Appropriations Act funds the federal government to the end of the fiscal year and provides further COVID-19 economic relief, including expansion of the employee retention credit. The Company continues to examine the impact that the CARES Act and the Appropriations Act may have on its business but does not currently expect either to have a material effect on its financial condition, results of operation, or liquidity.

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying consolidated balance sheets are summarized below (in thousands):

	December 31, 2020	December 31, 2019
Trade accounts payable	$15,930	$26,121
Accrued operating expenses	2,491	3,873
Accrued compensation costs	3,771	4,601
Asset retirement obligations – current portion	441	392
Accrued non-income based taxes	1,819	1,413
Accrued corporate and legal fees	150	109
Other payables	2,389	2,834
Total accounts payable and accrued liabilities	$26,991	$39,343

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

For the years ended December 31, 2020 and 2019, parties that accounted for 10% or more of our total oil and gas receipts were as follows:

Purchasers greater than 10%	Year Ended December 31, 2020	Year Ended December 31, 2019
Kinder Morgan	19%	31%
Plains Marketing	17%	14%
Twin Eagle	17%	13%
Trafigura US	13%	*
Shell Trading	*	11%
*Oil and gas receipts less than 10%

Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock held, at cost” on the accompanying consolidated balance sheets. For the years ended December 31, 2020 and 2019, we purchased 28,731 and 22,482 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares.

New Accounting Pronouncements. In March 2020, the FASB issued ASU No. 2020-03. ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit loss standard (“CECL”). ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. This guidance is effective beginning on January 1, 2023 for smaller reporting companies. We are still assessing the requirements to determine the impact of this guidance on our consolidated financial statements.

Leases. In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2019 using the modified retrospective transition approach with an effective date of January 1, 2019.

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

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$(309,382)	11,902	$(25.99)	$114,656	11,753	$9.76
Dilutive Securities:
Restricted Stock Unit Awards		—			25
Stock Option Awards		—			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$(309,382)	11,902	$(25.99)	$114,656	11,778	$9.74

Approximately 0.3 million and 0.5 million stock options to purchase shares were not included in the computation of Diluted EPS for the years ended December 31, 2020 and 2019 respectively, because these stock options were antidilutive.

Approximately 0.2 million and 0.3 million shares of restricted stock units that could be converted to common shares were not included in the computation of Diluted EPS for the years ended December 31, 2020 and 2019, respectively, because they were antidilutive.

Approximately 0.1 million performance-based restricted stock units were not included in the computation of Diluted EPS for each of the years ended December 31, 2020 and 2019 because they were antidilutive.

Approximately 2.1 million warrants to purchase common stock were not included in the computation of Diluted EPS for the year ended December 31, 2019 because these warrants were antidilutive. There were no warrants to purchase common stock for the year ended December 31, 2020 as the warrants expired.

3. Provision (Benefit) for Income Taxes

Income (Loss) before taxes is as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Income (Loss) Before Income Taxes	$(288,471)	$93,074

The following is an analysis of the consolidated income tax provision (benefit) (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Current	$(480)	$519
Deferred	21,391	(22,101)
Total	$20,911	$(21,582)

Reconciliations of income taxes computed using the U.S. Federal statutory rate of (21%) to the effective income tax rate are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Federal Statutory Rate	21.0%	21.0%
State tax provisions (benefits), net of federal benefits	0.6%	1.0%
Executive compensation limitation	—%	0.3%
Other, net	(0.2)%	0.1%
Valuation allowance adjustments	(28.6)%	(45.5)%
Effective rate	(7.2)%	(23.0)%

The tax effects of temporary differences representing the net deferred tax asset (liability) at December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Deferred tax assets:
Federal net operating loss (“NOL”) carryovers	$93,293	$67,610
Other carryover items	610	552
Asset retirement obligations	1,074	960
Share-based compensation	959	1,210
Lease liability	929	1,999
Other	1,029	874
Valuation allowance	(82,618)	—
Total deferred tax assets	$15,276	$73,205
Deferred tax liabilities:
Oil and gas exploration and development costs	$(13,008)	$(48,329)
Derivative contracts	(1,653)	(1,820)
Leased assets	(917)	(1,968)
Other	(1)	(1)
Total deferred tax liabilities	(15,579)	(52,118)
Net deferred tax asset (liabilities)	$(303)	$21,087
State net deferred tax liabilities	$(303)	$(1,582)
Federal net deferred tax assets	—	22,669
Net deferred tax asset (liabilities)	$(303)	$21,087

The Company’s valuation allowance balance was $82.6 million and $0 million at December 31, 2020 and 2019, respectively. The Company recorded a net deferred tax liability for state income tax purposes at December 31, 2020 and 2019.

The Company’s NOL carryforward asset is attributable to Federal tax losses of $115 million generated from 2013 through 2015, $160 million generated in 2017 and $170 million generated from 2018 through 2020. The losses generated between 2013 and 2015 are subject to an annual utilization limit under Sec. 382. These losses will expire between 2034 and 2035 if not utilized. The 2017 loss will expire in 2037 if not utilized. The 2018, 2019 and 2020 losses will not expire under the current tax code, but their usage will be limited to 80% of taxable income.

Our U.S. federal and most state income tax returns from 2017 forward are subject to examination. For years prior to 2017 our U.S. federal returns are subject to examination to the extent of our net operating loss (NOL) carryforwards. Our Texas tax returns from 2016 forward are subject to examination. There are no material unresolved items related to periods previously audited by the taxing authorities.

4. Long-Term Debt

The Company's long-term debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Credit Facility Borrowings (1)	$230,000	$279,000
Second Lien Notes due 2024	200,000	200,000
	430,000	479,000
Unamortized discount on Second Lien Notes due 2024	(1,295)	(1,550)
Unamortized debt issuance cost on Second Lien Notes due 2024	(3,800)	(4,550)
Total Long-Term Debt	$424,905	$472,900
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of December 31, 2020 and 2019, we had $1.4 million and $3.1 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $230.0 million and $279.0 million as of December 31, 2020 and 2019, respectively. The Company is a party to a First Amended and Restated Senior Secured Revolving Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended (such agreement, the “Credit Agreement” and the borrowing facility provided thereby, the “Credit Facility”). The Company entered into the Sixth Amendment to the Credit Facility, effective November 2, 2020 (the “Sixth Amendment”), which among other things, (i) decreased the borrowing base under the Credit Facility to $310 million (from $330 million) as part of the regularly scheduled semi-annual redetermination and (ii) decreased the ratio of total debt to EBITDA (defined below) to not exceed 3.5 to 1.0.

The Credit Facility matures April 19, 2022 and provides for a maximum credit amount of $600 million and a current borrowing base of $310 million as of December 31, 2020. The borrowing base is regularly redetermined on or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their discretion in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit. There were no outstanding letters of credit as of December 31, 2020 and 2019.

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

The Credit Agreement contains the following financial covenants:

•a ratio of total debt to earnings before interest, tax, depreciation and amortization ("EBITDA"), as defined in the Credit Agreement, for the most recently completed four fiscal quarters, not to exceed 4.0 to 1.0 as of the last day of each fiscal quarter for any fiscal quarter ending on or before September 30, 2020 and (ii) 3.5 to 1.0 as of the last day of each fiscal quarter, commencing with fiscal quarter ending December 31, 2020; and

•a current ratio, as defined in the Credit Agreement, which includes in the numerator available borrowings undrawn under the borrowing base, of not less than 1.0 to 1.0 as of the last day of each fiscal quarter.

As of December 31, 2020, the Company was in compliance with all financial covenants under the Credit Agreement. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodities pricing, our hedge positions, changes in our lender's lending criteria and our ability to raise capital to drill wells to replace produced reserves.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $12.6 million and $15.7 million for the years ended December 31, 2020 and 2019, respectively. The amount of commitment fee amortization included in interest expense, net was $0.4 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

There was no capitalized interest and $0.2 million on our unproved properties for the years ended December 31, 2020 and 2019, respectively.

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

The Second Lien also contains a financial covenant measuring the ratio of total net debt to EBITDA, as defined in the Note Purchase Agreement, for the most recently completed four fiscal quarters, not to exceed 4.5 to 1.0 as of the last day of each fiscal quarter. As of December 31, 2020, the Company was in compliance with all financial covenants under the Second Lien.

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

As of December 31, 2020, net amounts recorded for the Second Lien Notes were $194.9 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $18.6 million and $21.1 million for the years ended December 31, 2020 and 2019, respectively.

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

During the years ended December 31, 2020 and 2019, the Company recorded gains of $61.3 million and $24.2 million, respectively, relating to our derivative activities. The Company received net cash payments of $78.4 million and $24.6 million for settled derivative contracts during the years ended December 31, 2020 and 2019, respectively. Included in our collected cash payments during the year ended December 31, 2020 was $38.3 million for monetized derivative contracts received in the first quarter of 2020.

At December 31, 2020 and 2019, we had $0.8 million and $2.9 million, respectively, in receivables for settled derivatives which were included on the accompanying consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in January 2021 and 2020, respectively. At December 31, 2020 and 2019, we also had $0.8 million and $0.2 million, respectively, in payables for settled derivatives which were included on the accompanying consolidated balance sheet in “Accounts payable and accrued liabilities” and were subsequently paid in January 2021 and 2020, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model and are periodically verified against quotes from brokers. At December 31, 2020 there was $4.8 million and $0.3 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $8.2 million and $2.9 million in current unsettled derivative liabilities and long-term unsettled derivative liabilities, respectively. At December 31, 2019, the Company had $12.8 million and $3.9 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $6.6 million and $1.6 million in current unsettled derivative liabilities and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying balance sheets. Under the right of set-off, there was an $6.0 million net fair value liability at December 31, 2020 and $8.4 million net fair value asset at December 31, 2019. For further discussion related to the fair value of the Company's derivatives, refer to Note 10 of these Notes to Consolidated Financial Statements.

The following tables summarize the weighted average prices as well as future production volumes for our future derivative contracts in place as of December 31, 2020.

Oil Derivative Swaps (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted Average Price	Weighted Average Collar Floor Price	Weighted Average Collar Call Price
2021 Contracts
1Q21	143,538	$51.89
2Q21	195,646	$51.93
3Q21	179,759	$51.19
4Q21	163,812	$52.39
2022 Contracts
1Q22	88,455	$36.79
3Q22	108,100	$41.58
Collar Contracts
2021 Contracts
1Q21	155,475		$34.15	$39.24
2Q21	116,980		$34.33	$40.30
3Q21	90,620		$34.34	$39.87
4Q21	84,640		$34.70	$41.01
2022 Contracts
1Q22	40,500		$40.00	$45.55
2Q22	115,850		$39.25	$46.20

Natural Gas Derivative Swaps (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted Average Price	Weighted Average Collar Floor Price	Weighted Average Collar Call Price
2021 Contracts
1Q21	2,398,078	$2.74
2Q21	832,255	$2.42
3Q21	330,000	$2.62
4Q21	290,000	$2.69
Collar Contracts
2021 Contracts
1Q21	7,027,800		$2.53	$3.33
2Q21	5,911,000		$2.26	$2.70
3Q21	6,045,175		$2.15	$2.70
4Q21	5,311,000		$2.35	$2.76
2022 Contracts
1Q22	4,415,000		$2.50	$3.35
2Q22	4,200,000		$2.23	$2.70
3Q22	3,933,000		$2.39	$2.74

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted Average Price
2021 Contracts
1Q21	9,900,000	$(0.022)
2Q21	10,010,000	$(0.022)
3Q21	10,120,000	$(0.022)
4Q21	10,120,000	$(0.022)
2022 Contracts
1Q22	1,800,000	$(0.080)
2Q22	1,820,000	$(0.080)
3Q22	1,840,000	$(0.080)
4Q22	1,840,000	$(0.080)

Oil Basis Derivative Swaps (Argus Cushing (WTI) and Magellan East Houston)	Total Volumes (Bbls)	Weighted Average Price
2021 Contracts
1Q21	373,750	$1.19
2Q21	329,150	$1.22
3Q21	262,200	$1.27
4Q21	241,500	$1.28
Calendar Monthly Roll Differential Swaps
2021 Contracts
1Q21	367,000	$(0.40)
2Q21	313,900	$(0.37)
3Q21	253,000	$(0.34)
4Q21	241,500	$(0.33)
2022 Contracts
1Q22	90,000	$(0.12)
2Q22	91,000	$(0.12)
3Q22	92,000	$(0.12)
4Q22	92,000	$(0.12)

6. Commitments and Contingencies

We have gas transportation and processing minimum obligations amounting to $5.2 million for 2021, $3.9 million for 2022, $2.6 million for 2023, $1.6 million for 2024, $1.1 million for 2025 and $14.4 million in the aggregate.

In the ordinary course of business, we are party to various legal actions, which arise primarily from our activities as operator of oil and natural gas wells. In management's opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on our financial position or results of operations.

7. Share-Based Compensation

Share-Based Compensation Plans

In 2016, the Company adopted the 2016 Equity Incentive Plan (as amended from time to time, the “2016 Plan”). The Company also adopted the Inducement Plan (as amended from time to time, the “Inducement Plan,” and, together with the 2016 Plan, the “Plans”) on December 15, 2016. The Company accounts for forfeitures in compensation cost when they occur.

The Company computes a deferred tax benefit for restricted stock awards (“RSUs”), performance-based stock units (“PSUs”) and stock options designed to generate future tax deductions by applying its effective tax rate to the expense recorded. For restricted stock units, the Company's actual tax deduction is based on the value of the units at the time of vesting.

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying consolidated statements of operations was $4.6 million and $6.1 million for the years ended December 31, 2020 and 2019 respectively. Capitalized share-based compensation was $0.2 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.

We view stock option awards and restricted stock unit awards with graded vesting as single awards with an expected life equal to the average expected life of component awards, and we amortize the awards on a straight-line basis over the life of the awards.

Our shares available for future grant under the Plans were 726,723 at December 31, 2020.

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

At December 31, 2020, we had $0.6 million in unrecognized compensation cost related to stock option awards. The following table represents stock option award activity for the year ended December 31, 2020:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	324,324	$27.68
Options expired	(20,619)	$26.96
Options outstanding, end of period	303,705	$27.73
Options exercisable, end of period	206,179	$28.41

Our outstanding stock option awards at December 31, 2020 had no measurable aggregate intrinsic value. At December 31, 2020 the weighted-average remaining contract life of stock option awards outstanding was 4.8 years and exercisable was 4.0 years. The stock option awards exercisable as of December 31, 2020 had no intrinsic value.

Restricted Stock Units

The Plans allow for the issuance of restricted stock unit awards that generally may not be sold or otherwise transferred until certain restrictions have lapsed. The compensation cost related to these awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of December 31, 2020, we had unrecognized compensation expense of $2.4 million related to our restricted stock units which is expected to be recognized over a weighted-average period of 1.1 years.

The following table provides information regarding restricted stock unit activity for the year ended December 31, 2020:

	Shares	Wtd. Avg. Grant Price
Restricted units outstanding, beginning of period	342,683	$22.10
Restricted stock units granted	397,285	$2.83
Restricted stock units forfeited	(6,326)	$19.46
Restricted stock units vested	(158,726)	$21.38
Restricted stock units outstanding, end of period	574,916	$9.02

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

As of December 31, 2020, we had unrecognized compensation expense of $1.0 million related to our performance-based stock units based on the assumption of 100.0% target payout. The remaining weighted-average performance period is 1.0 years. No shares vested during the year ended December 31, 2020.

Employee Savings Plan

We have a savings plan under Section 401(k) of the Internal Revenue Code. The Company contributed on behalf of eligible employees an amount up to 100% of the first 6% of compensation based on the contributions made by the eligible employees in 2020 and 2019. The Company's plan contributions of $0.6 million for both the years ended December 31, 2020 and 2019, respectively, were paid in cash during each pay period. These amounts were recorded as “General and administrative, net” on the accompanying consolidated statements of operations.

8. Leases

SilverBow Resources has contractual agreements for its corporate office lease, vehicle fleet, drilling rigs, compressors, treating equipment, and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding lease liability is recorded. The Company determines at inception if an arrangement is an operating or financing lease. All of the Company’s leases are operating leases.

The initial asset and liability balances are recorded at the present value of the payment obligations over the lease term. If lease terms include options to extend the lease and it is reasonably certain that the Company will exercise that option, the lease term used for capitalization includes the expected renewal periods. Most leases do not provide an implicit interest rate. Unless the lease contract contains an implicit interest rate, the Company uses its incremental borrowing rate at the time of lease inception to compute the fair value of the lease payments. The ROU asset balance and current and non-current lease liabilities are reported separately on the accompanying Consolidated Balance Sheets. Certain leases have payment terms that vary based on the usage of the underlying assets. Variable lease payments are not included in ROU assets and lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company does not account for lease and non-lease components separately. The Company recognizes lease expense on a straight-line basis over the lease term.

Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease Costs Included in the Asset Additions in the Condensed Consolidated Balance Sheets
Property, plant and equipment acquisitions - short-term leases	$3,774	$10,573
Property, plant and equipment acquisitions - operating leases	10	41
Total lease costs in property, plant and equipment additions	$3,784	$10,614

	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease Costs Included in the Condensed Consolidated Statements of Operations
Lease operating costs - short-term leases	$724	$2,071
Lease operating costs - operating leases	5,655	3,945
General and administrative, net - operating leases	704	681
Total lease cost expensed	$7,083	$6,697

The lease term and the discount rate related to the Company's leases are as follows:

As of December 31, 2020
Weighted-average remaining lease term (in years)	1.9
Weighted-average discount rate	4.5%

As of December 31, 2020, the Company's future undiscounted cash payment obligation for its operating lease liabilities are as follows (in thousands):

As of December 31, 2020
2020	$3,573
2021	542
2022	166
2023	38
2024	39
Thereafter	287
Total undiscounted lease payments	$4,645
Present value adjustment	(221)
Net operating lease liabilities	$4,424

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$6,352	$4,609
Investing cash flows	$10	$41

Rental and lease expense was $5.8 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively. The rental and lease expense primarily relates to compressor rentals and the lease of our office space in Houston, Texas. During 2016 the Company entered into a four-year sub-lease agreement for office space in Houston, Texas. The operating lease commenced on January 1, 2017. Additionally, on August 31, 2017 we amended the sub-lease agreement for additional office space. As of December 31, 2020, the minimum contractual obligations were approximately $0.3 million in the aggregate.

9. Acquisitions and Dispositions

Effective December 22, 2017, the Company closed a purchase and sale contract to sell the Company's wellbores and facilities in Bay De Chene and recorded a $16.3 million obligation related to the funding of certain plugging and abandonment costs. Of the $16.3 million original obligation, $0.8 million and $5.1 million was paid during the years ended December 31,

2020 and 2019, respectively. The remaining obligation under this contract is $1.6 million and is carried in the accompanying consolidated balance sheet as a current liability in “Accounts payable and accrued liabilities” as of December 31, 2020.

On April 3, 2020, we acquired additional properties in the Eagle Ford for approximately $5.0 million, including assumed liabilities. The acquisition included eight producing wells, basic infrastructure and acreage in Webb, La Salle, and McMullen Counties. We allocated all of the purchase price to proved oil and gas properties. The Company accounted for this transaction as an asset acquisition with the properties added to our full cost pool balance.

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

10. Fair Value Measurements

Fair Value on a Recurring Basis. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, the Credit Facility and the Second Lien Notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid or short-term nature of these instruments.

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

The following table presents our assets and liabilities that are measured on a recurring basis as of December 31, 2020 and 2019, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 5 of these Notes to Consolidated Financial Statements.

	Fair Value Measurements at
(in millions)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets
Natural Gas Derivatives	$1.5	$—	$1.5	$—
Natural Gas Basis Derivatives	$1.1	$—	$1.1	$—
Oil Derivatives	$2.5	$—	$2.5	$—
Liabilities
Natural Gas Derivatives	$4.0	$—	$4.0	$—
Natural Gas Basis Derivatives	$0.4	$—	$0.4	$—
Oil Derivatives	$5.9	$—	$5.9	$—
Oil Basis Derivatives	$0.8	$—	$0.8	$—

December 31, 2019
Assets
Natural Gas Derivatives	$11.7	$—	$11.7	$—
Natural Gas Basis Derivatives	$3.4	$—	$3.4	$—
Oil Derivatives	$1.6	$—	$1.6	$—
Liabilities
Natural Gas Derivatives	$0.2	$—	$0.2	$—
Natural Gas Basis Derivatives	$0.9	$—	$0.9	$—
Oil Derivatives	$7.0	$—	$7.0	$—
Oil Basis Derivatives	$0.1	$—	$0.1	$—

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

The following provides a roll-forward of our asset retirement obligations (in thousands):

Asset Retirement Obligations as of December 31, 2018	$4,259
Accretion expense	329
Liabilities incurred for new wells and facilities construction	250
Reductions due to plugged wells and facilities	(82)
Revisions in estimates	(309)
Asset Retirement Obligations as of December 31, 2019	$4,447
Accretion expense	354
Liabilities incurred for new wells and facilities construction	281
Reductions due to plugged wells and facilities	(103)
Revisions in estimates	(5)
Asset Retirement Obligations as of December 31, 2020	$4,974

At December 31, 2020 and 2019, approximately $0.4 million of our asset retirement obligations were classified as current liabilities in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets.

Supplementary Information (unaudited)

SilverBow Resources, Inc. and Subsidiary
Oil and Gas Operations

Capitalized Costs. The following table presents our aggregate capitalized costs relating to oil and natural gas producing activities and the related depreciation, depletion, and amortization (in thousands):

Total
December 31, 2020
Proved oil and gas properties	$1,310,008
Unproved oil and gas properties	28,090
Total	1,338,098
Accumulated depreciation, depletion, amortization and impairment	(797,963)
Net capitalized costs	$540,135

December 31, 2019
Proved oil and gas properties	$1,201,296
Unproved oil and gas properties	41,201
Total	1,242,497
Accumulated depreciation, depletion, amortization and impairment	(377,861)
Net capitalized costs	$864,636

There were $28.1 million and $41.2 million of unproved property costs at December 31, 2020 and 2019, respectively, excluded from the amortizable base. We evaluate the majority of these unproved costs within a two- to four-year time frame.

Capitalized asset retirement obligations have been included in the Proved oil and gas properties as of December 31, 2020 and 2019.

Costs Incurred. The following table sets forth costs incurred related to our oil and natural gas operations (in thousands) for the periods indicated:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease acquisitions and prospect costs	$5,810	$22,798
Exploration	—	—
Development (1) (3)	89,376	236,223
Acquisition of property	5,019	940
Total acquisition, exploration, and development (2)	$100,205	$259,961

(1) Facility construction costs and capital costs have been included in development costs, and totaled $4.2 million and $18.9 million for the years ended December 31, 2020 and 2019, respectively.
(2) Includes capitalized general and administrative costs directly associated with the acquisition, exploration, and development efforts of approximately $3.5 million and $5.3 million for the years ended December 31, 2020 and 2019, respectively. In addition, the total includes $0.2 million of capitalized interest on unproved properties for the year ended December 31, 2019. There was no capitalized interest on unproved properties for the year ended December 31, 2020.
(3) Includes asset retirement obligations incurred, including revisions, of approximately $0.2 million and ($0.1) million for the years ended December 31, 2020 and 2019, respectively. Does not include accrued payments associated with our Bay De Chene sale for the years ended December 31, 2020 and 2019.

Supplementary Reserves Information. The following information presents estimates of our proved oil and natural gas reserves. Reserves were prepared in accordance with SEC rules by Gruy as of December 31, 2020, 2019 and 2018. Proved reserves, as of December 31, 2020, 2019 and 2018, were based upon the preceding 12-months' average price based on closing prices on the first business day of each month, or prices defined by existing contractual arrangements which are held constant, for that year's reserves calculation. The 12-month 2020 average adjusted prices after differentials used in our calculations were $2.13 per Mcf of natural gas, $37.83 per barrel of oil, and $11.66 per barrel of NGL compared to $2.62 per Mcf of natural gas, $58.37 per barrel of oil, and $16.83 per barrel of NGL for the 12-month average 2019 prices and $3.04 per Mcf of natural gas, $66.96 per barrel of oil, and $26.63 per barrel of NGL for 2018.

	Total	Natural Gas	Oil	NGL
Estimates of Proved Reserves	(Mcfe)	(Mcf)	(Bbls)	(Bbls)
Proved reserves as of December 31, 2018	1,345,362,253	1,096,407,555	12,778,815	28,713,634
Extensions, discoveries, and other additions (3)	434,834,382	346,973,742	6,891,900	7,751,540
Revisions of previous estimates (1)	(275,773,843)	(220,640,925)	(1,054,261)	(8,134,558)
Purchases of minerals in place	336,498	—	56,083	—
Production	(84,320,479)	(64,388,294)	(1,604,931)	(1,717,100)

Proved reserves as of December 31, 2019	1,420,438,811	1,158,352,078	17,067,606	26,613,516
Extensions, discoveries, and other additions (3)	31,651,332	23,120,341	1,079,804	342,028
Revisions of previous estimates (1)	(289,880,078)	(193,642,309)	(4,053,158)	(11,986,475)
Purchases of minerals in place	11,576,517	11,576,517	—	—
Sales of minerals in place	(571,321)	(323,726)	(41,266)	—
Production	(66,800,181)	(50,987,958)	(1,521,485)	(1,113,881)

Proved reserves as of December 31, 2020	1,106,415,080	948,094,943	12,531,501	13,855,188

Proved developed reserves (2)
December 31, 2019	579,122,401	478,005,141	6,475,646	10,377,231
December 31, 2020	506,149,407	415,390,459	6,962,826	8,163,666

Proved undeveloped reserves
December 31, 2019	841,316,410	680,346,937	10,591,960	16,236,285
December 31, 2020	600,265,673	532,704,484	5,568,676	5,691,522
(1) Revisions of previous estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics, reservoir pressure and commodity pricing. The downward revisions for 2020 and 2019 were primarily attributable to the reclassification of PUDs to unproved due to changes in the Company's five-year development plans.
(2) At December 31, 2020 and 2019, 46% and 41% of our reserves were proved developed, respectively.
(3) We have added proved reserves through our drilling activities. The 2020 and 2019 additions were primarily due to additions from drilling results and leasing of adjacent acreage.

Standardized Measure of Discounted Future Net Cash Flows. The Standardized Measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

	As of December 31,
	2020	2019
Future gross revenues	$2,652,512	$4,481,152
Future production costs	(1,037,498)	(1,340,278)
Future development costs (1)	(426,849)	(865,434)
Future net cash flows before income taxes	1,188,165	2,275,440
Future income taxes	(56,576)	(283,327)
Future net cash flows after income taxes	1,131,589	1,992,113
Discount at 10% per annum	(618,637)	(1,123,849)
Standardized Measure of discounted future net cash flows relating to proved oil and natural gas reserves	$512,952	$868,264
(1) These amounts include future costs related to plugging and abandoning the Company's wells.

The Standardized Measure of discounted future net cash flows from production of proved reserves as of December 31, 2020 and 2019, were developed as follows:

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

The following are the principal sources of changes in the Standardized Measure of discounted future net cash flows (in thousands) for the years ended December 31, 2020 and 2019:

	2020	2019
Beginning balance	$868,264	$993,729

Revisions to reserves proved in prior years:
Net changes in prices, net of production costs	(360,260)	(254,543)
Net changes in future development costs	26,034	41,083
Net changes due to revisions in quantity estimates	(112,258)	(151,725)
Accretion of discount	84,765	112,751
Other	(63,944)	(71,243)
Total revisions	(425,663)	(323,677)

New field discoveries and extensions, net of future production and development costs	4,954	260,853
Purchase of reserves	8,480	805
Sales of minerals in place	(1,007)	—
Sales of oil and gas produced, net of production costs	(124,855)	(226,397)
Previously estimated development costs incurred	90,174	136,778
Net change in income taxes	92,605	26,173
Net change in Standardized Measure of discounted future net cash flows	(355,312)	(125,465)
Ending balance	$512,952	$868,264

Selected Quarterly Financial Data (Unaudited). The following table presents summarized quarterly financial information for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Oil and Gas Sales	Operating Income	Net Income (Loss) Before Taxes	Net Income (Loss)	Basic EPS	Diluted EPS
2019
First	$72,064	$29,001	$16,285	$16,053	$1.37	$1.36
Second	74,703	28,378	43,969	64,704	5.51	5.49
Third	72,014	24,582	28,690	27,651	2.35	2.35
Fourth	69,850	23,342	4,130	6,248	0.53	0.53
Total	$288,631	$105,303	$93,074	$114,656	$9.76	$9.74
2020
First	$53,377	$(87,086)	$(7,099)	$(5,858)	$(0.50)	$(0.50)
Second	24,846	(267,071)	(283,556)	(305,976)	(25.69)	(25.69)
Third	45,699	12,976	(7,468)	(6,896)	(0.58)	(0.58)
Fourth	53,464	22,562	9,652	9,348	0.78	0.77
Total	$177,386	$(318,619)	$(288,471)	$(309,382)	$(25.99)	$(25.99)

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See management's report on internal control over financial reporting at Item 8 in this Form 10-K.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our May 18, 2021 annual shareholders' meeting is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers and the Principal Executive Officers (“Code of Ethics”). The Company has posted this Code of Ethics on its website at www.sbow.com where it also intends to post any waivers from or amendments to this Code of Ethics, to the extent required.

Item 11. Executive Compensation.
The information required under Item 11 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our May 18, 2021 annual shareholders' meeting is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under Item 12 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our May 18, 2021 annual shareholders' meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under Item 13 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our May 18, 2021 annual shareholders' meeting is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
The information required under Item 14 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our May 18, 2021 annual shareholders' meeting is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

    1. The following consolidated financial statements of SilverBow Resources together with the report thereon of BDO USA, LLP dated March 4, 2021, and the data contained therein are included in Item 8 hereof:

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

4.5
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference as Exhibit 4.5 to SilverBow Resources, Inc.'s Form 10-K filed March 5, 2020, File No. 001-08754)

10.1
First Amended and Restated Senior Secured Revolving Credit Agreement among SilverBow Resources, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders that are a party thereto (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.'s Form 8-K filed April 21, 2017, File No. 001-08754).

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

10.5
Fourth Amendment to First Amended and Restated Senior Secured Revolving Credit Agreement effective as of November 6, 2018, by and among SilverBow Resources, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and certain lenders party thereto (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 10-Q filed November 7, 2018, File No. 001-08754).

10.6
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

10.7
Sixth Amendment to First Amended and Restated Senior Secured Revolving Credit Agreement effective as of November 2, 2020, by and among SilverBow Resources, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and certain lenders party thereto (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 10-Q filed November 5, 2020, File No. 001-08754).

10.8
Note Purchase Agreement dated as of December 15, 2017 by and among SilverBow Resources, Inc., as issuer, U.S. Bank National Association, as agent and collateral agent and the purchasers party thereto (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.'s Form 8-K filed December 19, 2017, File No. 001-08754).

10.9
First Amendment to Note Purchase Agreement dated as of April 20, 2018, by and among SilverBow Resources, Inc., as issuer, U.S. Bank National Association, as agent and collateral agent, the guarantors party thereto and the purchasers party thereto (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed April 25, 2018, File No. 001-08754).

10.10
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

10.15+	Form of Stock Option Agreement - Emergence Grant (Type I) (incorporated by reference as Exhibit 4.2 to SilverBow Resources, Inc.’s Form S-8 filed April 27, 2016, File No. 333-210936).

10.16+	Form of Stock Option Agreement - Emergence Grant (Type II) (incorporated by reference as Exhibit 4.3 to SilverBow Resources, Inc.’s Form S-8 filed April 27, 2016, File No. 333-210936).

10.17+	Form of Restricted Stock Unit Agreement - Emergence Grant (Type I) (incorporated by reference as Exhibit 4.4 to SilverBow Resources, Inc.’s Form S-8 filed April 27, 2016, File No. 333-210936).

10.18+	Form of Restricted Stock Unit Agreement - Emergence Grant (Type II) (incorporated by reference as Exhibit 4.5 to SilverBow Resources, Inc.’s Form S-8 filed April 27, 2016, File No. 333-210936).

10.19+	Form of Stock Option Agreement - Non Employee Directors (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed June 14, 2016, File No. 001-08754).

10.20+	Form of Performance Restricted Stock Unit Agreement - Officers 2018 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 10-Q filed May 9, 2018, File No. 001-08754).

10.21+	Form of Restricted Stock Unit Agreement - Officers 2019 (incorporated by reference as Exhibit 10.6 to SilverBow Resources, Inc.’s Form 10-Q filed August 9, 2019, File No. 001-08754).

10.22+	Form of Performance Restricted Stock Unit Agreement - Officers 2019 (incorporated by reference as Exhibit 10.7 to SilverBow Resources, Inc.’s Form 10-Q filed August 9, 2019, File No. 001-08754).

10.23+	Form of Restricted Stock Unit Agreement – Non-Employee Directors 2020 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 10-Q filed May 7, 2020, File No. 001-08754).

10.24+	Form of Cash Incentive Award Agreement – Non-Employee Directors 2020 (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 10-Q filed May 7, 2020, File No. 001-08754).

10.25+	Form of Restricted Stock Unit Agreement – Officers 2020 (incorporated by reference as Exhibit 10.3 to SilverBow Resources, Inc.’s Form 10-Q filed May 7, 2020, File No. 001-08754).

10.26+	Form of Cash Performance Incentive Award Agreement – Officers 2020 (incorporated by reference as Exhibit 10.4 to SilverBow Resources, Inc.’s Form 10-Q filed May 7, 2020, File No. 001-08754).

10.27+	SilverBow Resources Inc. Inducement Plan (incorporated by reference as Exhibit 4.4 to SilverBow Resources, Inc.’s Form S-8 filed December 21, 2016, File No. 333-21535).

10.28+
First Amendment to SilverBow Resources, Inc. Inducement Plan, effective May 5, 2017 (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed May 5, 2017, File No. 001-08754).

10.29+	Form of Restricted Stock Unit Agreement - Inducement Plan (incorporated by reference as Exhibit 4.5 to SilverBow Resources, Inc.’s Form S-8 filed December 21, 2016, File No. 333-21535).

10.30+	Form of Stock Option Agreement - Inducement Plan (incorporated by reference as Exhibit 4.6 to SilverBow Resources, Inc.’s Form S-8 filed December 21, 2016, File No. 333-215235).

10.31+
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

21 *	List of Subsidiaries of SilverBow Resources, Inc.

23.1 *	Consent of H.J. Gruy and Associates, Inc.

23.2 *	Consent of BDO USA, LLP.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1*	The reserves letter of H.J. Gruy and Associates, Inc. dated January 20, 2021.

101*	The following materials from SilverBow Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Stockholders Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
# Furnished herewith.
+ Management contract or compensatory plan or arrangement.
Item 16. 10-K Summary.

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, SilverBow Resources, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2021.

SILVERBOW RESOURCES, INC.

By: /s/ Sean C. Woolverton
Sean C. Woolverton
Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, SilverBow Resources, Inc., and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Sean C. Woolverton	Chief Executive Officer and Director	March 4, 2021
Sean C. Woolverton

Executive Vice President,
/s/ Christopher M. Abundis	Chief Financial Officer,	March 4, 2021
Christopher M. Abundis	General Counsel and Secretary

/s/ W. Eric Schultz	Controller	March 4, 2021
W. Eric Schultz

Chairman of the Board
/s/ Marcus C. Rowland	Director	March 4, 2021
Marcus C. Rowland

/s/ Michael Duginski	Director	March 4, 2021
Michael Duginski

/s/ Gabriel L. Ellisor	Director	March 4, 2021
Gabriel L. Ellisor

/s/ David Geenberg	Director	March 4, 2021
David Geenberg

/s/ Christoph O. Majeske	Director	March 4, 2021
Christoph O. Majeske

/s/ Charles W. Wampler	Director	March 4, 2021
Charles W. Wampler