Form 10-Q
period 2021-06-30
SILVERBOW RESOURCES, INC.
filed 2021-08-05
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021
Commission File Number 1-8754
SILVERBOW RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3940661
(State of Incorporation)	(I.R.S. Employer Identification No.)
920 Memorial City Way, Suite 850
Houston, Texas 77024
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

Yes	☑	No	☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	12,197,736 Shares outstanding at July 30, 2021

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$2,063	$2,118
Accounts receivable, net	25,957	25,850
Fair value of commodity derivatives	736	4,821
Other current assets	3,055	2,184
Total Current Assets	31,811	34,973
Property and Equipment:
Property and equipment, full cost method, including $24,312 and $28,090, respectively, of unproved property costs not being amortized at the end of each period	1,402,202	1,343,373
Less – Accumulated depreciation, depletion, amortization & impairment	(830,749)	(801,279)
Property and Equipment, Net	571,453	542,094
Right of Use Assets	16,609	4,366
Fair Value of Long-Term Commodity Derivatives	1	281
Other Long-Term Assets	3,069	1,421
Total Assets	$622,943	$583,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$23,887	$26,991
Fair value of commodity derivatives	45,369	8,171
Accrued capital costs	12,114	7,324
Accrued interest	955	983
Current lease liability	6,029	3,473
Undistributed oil and gas revenues	13,570	11,098
Total Current Liabilities	101,924	58,040
Long-Term Debt, Net	393,446	424,905
Non-Current Lease Liability	10,670	951
Deferred Tax Liabilities	303	303
Asset Retirement Obligations	4,586	4,533
Fair Value of Long-Term Commodity Derivatives	10,286	2,946
Other Long-Term Liabilities	490	424
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 12,388,208 and 12,053,763 shares issued, respectively, and 12,196,978 and 11,936,679 shares outstanding, respectively	124	121
Additional paid-in capital	300,088	297,712
Treasury stock, held at cost, 191,230 and 117,084 shares, respectively	(2,975)	(2,372)
(Accumulated deficit) Retained earnings	(195,999)	(204,428)
Total Stockholders’ Equity	101,238	91,033
Total Liabilities and Stockholders’ Equity	$622,943	$583,135
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Revenues:
Oil and gas sales	$69,861	$24,846

Operating Expenses:
General and administrative, net	4,834	6,180
Depreciation, depletion, and amortization	16,039	13,716
Accretion of asset retirement obligations	74	88
Lease operating expenses	5,515	5,000
Workovers	76	—
Transportation and gas processing	6,206	4,554
Severance and other taxes	3,577	2,037
Write-down of oil and gas properties	—	260,342
Total Operating Expenses	36,321	291,917

Operating Income (Loss)	33,540	(267,071)

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(46,067)	(8,458)
Interest expense, net	(7,436)	(8,026)
Other income (expense), net	12	(1)

Income (Loss) Before Income Taxes	(19,951)	(283,556)

Provision (Benefit) for Income Taxes	—	22,420

Net Income (Loss)	$(19,951)	$(305,976)

Per Share Amounts:

Basic Earnings (Loss) Per Share	$(1.64)	$(25.69)

Diluted Earnings (Loss) Per Share	$(1.64)	$(25.69)

Weighted-Average Shares Outstanding - Basic	12,190	11,910

Weighted-Average Shares Outstanding - Diluted	12,190	11,910

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenues:
Oil and gas sales	$156,602	$78,222

Operating Expenses:
General and administrative, net	9,616	12,093
Depreciation, depletion, and amortization	29,431	37,156
Accretion of asset retirement obligations	148	173
Lease operating expenses	11,789	10,812
Workovers	90	—
Transportation and gas processing	11,262	11,197
Severance and other taxes	7,066	5,001
Write-down of oil and gas properties	—	355,948
Total Operating Expenses	69,402	432,380

Operating Income (Loss)	87,200	(354,158)

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(64,326)	79,829
Interest expense, net	(14,454)	(16,433)
Other income (expense), net	9	107

Income (Loss) Before Income Taxes	8,429	(290,655)

Provision (Benefit) for Income Taxes	—	21,179

Net Income (Loss)	$8,429	$(311,834)

Per Share Amounts:

Basic Earnings (Loss) Per Share	$0.70	$(26.28)

Diluted Earnings (Loss) Per Share	$0.68	$(26.28)

Weighted-Average Shares Outstanding - Basic	12,110	11,868

Weighted-Average Shares Outstanding - Diluted	12,379	11,868

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2019	$119	$292,916	$(2,282)	$104,954	$395,707
Purchase of treasury shares (26,675 shares)	—	—	(83)	—	(83)
Vesting of share-based compensation (105,108 shares)	1	(1)	—	—	—
Share-based compensation	—	1,335	—	—	1,335
Net Loss	—	—	—	(5,858)	(5,858)
Balance, March 31, 2020	$120	$294,250	$(2,365)	$99,096	$391,101
Shares issued from warrant exercise (5 shares)	—	—	—	—	—
Purchase of treasury shares (1,098 shares)	—	—	(3)	—	(3)
Vesting of share-based compensation (49,665 shares)	—	—	—	—	—
Share-based compensation	—	1,229	—	—	1,229
Net Loss	—	—	—	(305,976)	(305,976)
Balance, June 30, 2020	$120	$295,479	$(2,368)	$(206,880)	$86,351

Balance, December 31, 2020	$121	$297,712	$(2,372)	$(204,428)	$91,033
Purchase of treasury shares (60,177 shares)	—	—	(488)	—	(488)
Vesting of share-based compensation (283,113 shares)	2	(2)	—	—	—
Share-based compensation	—	1,131	—	—	1,131
Net Income	—	—	—	28,380	28,380
Balance, March 31, 2021	$123	$298,841	$(2,860)	$(176,048)	$120,056
Purchase of treasury shares (13,969 shares)	—	—	(115)	—	(115)
Vesting of share-based compensation (51,332 shares)	1	(1)	—	—	—
Share-based compensation	—	1,248	—	—	1,248
Net Loss	—	—	—	(19,951)	(19,951)
Balance, June 30, 2021	$124	$300,088	$(2,975)	$(195,999)	$101,238

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,429	$(311,834)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	29,431	37,156
Write-down of oil and gas properties	—	355,948
Accretion of asset retirement obligations	148	173
Deferred income taxes	—	21,087
Share-based compensation	2,260	2,437
(Gain) Loss on derivatives, net	64,326	(79,829)
Cash settlement (paid) received on derivatives	(10,708)	67,496
Settlements of asset retirement obligations	(166)	(15)
Write down of debt issuance cost	229	459
Other	1,202	1,814
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable and other current assets	(1,387)	14,293
Increase (decrease) in accounts payable and accrued liabilities	(502)	(10,137)
Increase (decrease) in income taxes payable	—	92
Increase (decrease) in accrued interest	(28)	(140)
Net Cash Provided by (Used in) Operating Activities	93,234	99,000
Cash Flows from Investing Activities:
Additions to property and equipment	(56,995)	(85,594)
Acquisition of oil and gas properties	(207)	(3,394)
Proceeds from the sale of property and equipment	—	4,752
Payments on property sale obligations	(1,084)	(426)
Net Cash Provided by (Used in) Investing Activities	(58,286)	(84,662)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	123,000	50,000
Payments of bank borrowings	(155,000)	(59,000)
Purchase of treasury shares	(603)	(86)
Payments of debt issuance costs	(2,400)	—
Net Cash Provided by (Used in) Financing Activities	(35,003)	(9,086)
Net Increase (Decrease) in Cash and Cash Equivalents	(55)	5,252
Cash and Cash Equivalents at Beginning of Period	2,118	1,358
Cash and Cash Equivalents at End of Period	$2,063	$6,610
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$13,282	$15,006
Non-cash Investing and Financing Activities:
Changes in capital accounts payable and capital accruals	$1,307	$(28,618)
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

COVID-19. The spread of COVID-19 and its impact on the global supply of and demand for crude oil caused volatility in the market price for crude oil during 2020. The spot price of West Texas Intermediate (“WTI”) crude oil declined over 50% in March and April of 2020 before gradually improving through the rest of 2020 and into the first half of 2021. The spot price of Brent and WTI crude oil closed at approximately $64 and $59 per barrel, respectively, on March 31, 2021, and approximately $77 and $74 per barrel, respectively, on June 30, 2021.

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

As a result of the COVID-19 pandemic, the Company operated under a “work from home” policy applicable to all employees other than essential personnel whose physical presence was required either in the office or in the field until March 2021. Effective March 2021, the Company adjusted its “work from home” policy to a flexible work schedule, so that all employees returned to the corporate office, on a weekly rotation, while continuing to work from home. Except as described above regarding the curtailment of production in 2020, SilverBow has not experienced any material interruption to its ordinary course business processes as a result of the COVID-19 pandemic and the volatility in oil and gas prices. The Company will continue to monitor the COVID-19 situation and follow the advice of government and health leaders.

Subsequent Events. We have evaluated subsequent events requiring potential accrual or disclosure in our condensed consolidated financial statements.

On August 3, 2021, we acquired additional working interest in 12 wells that we currently operate and additional acreage in Webb County for total aggregate consideration of approximately $24 million.

Through July 30, 2021, the Company entered into additional derivative contracts. The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts entered into after June 30, 2021:

Oil Derivative Contracts (New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) Settlements)	Total Volumes (Bbls)(1)	Weighted-Average Price
2021 Contracts
3Q21	30,000	$70.75
3Q21 (2)	12,000	$72.76
4Q21	81,250	$66.69
2022 Contracts
1Q22	45,000	$63.37
2Q22	45,500	$62.00
3Q22	46,000	$60.81
4Q22	46,000	$59.75
(1) Bbl refers to one barrel of oil.
(2) Transaction for a swap purchase to reduce overall hedge position.

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2021 Contracts
3Q21	610,000	$4.00
4Q21	1,240,000	$3.90
2022 Contracts
2Q22	3,795,000	$2.99
3Q22	4,140,000	$3.02
4Q22	2,760,000	$3.14
Collar Contracts
2022 Contracts
4Q22	1,380,000		$2.90	$3.34
2023 Contracts
1Q23	1,350,000		$2.95	$3.51
2Q23	2,275,000		$2.40	$2.84

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2022 Contracts
1Q22	45,000	$26.32
2Q22	45,500	$26.32
3Q22	46,000	$26.32
4Q22	46,000	$26.32

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

•the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties, the related present value of estimated future net cash flows therefrom, and the Ceiling Test impairment calculation,
•estimates related to the collectability of accounts receivable and the creditworthiness of our customers,
•estimates of the counterparty bank risk related to letters of credit that our customers may have issued on our behalf,
•estimates of future costs to develop and produce reserves,
•accruals related to oil and gas sales, capital expenditures and lease operating expenses (“LOE”),
•estimates in the calculation of share-based compensation expense,
•estimates of our ownership in properties prior to final division of interest determination,
•the estimated future cost and timing of asset retirement obligations,
•estimates made in our income tax calculations, including the valuation of our deferred tax assets,
•estimates in the calculation of the fair value of commodity derivative assets and liabilities,
•estimates in the assessment of current litigation claims against the Company,
•estimates in amounts due with respect to open state regulatory audits, and
•estimates on future lease obligations.

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended June 30, 2021 and 2020, such internal costs when capitalized totaled $1.2 million and $0.9 million, respectively. For the six months ended June 30, 2021 and 2020, such internal costs capitalized totaled $2.3 million and $2.0 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties (refer to Note 6 of these Notes to Condensed Consolidated Financial Statements for further discussion on capitalized interest costs).

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	June 30, 2021	December 31, 2020
Property and Equipment
Proved oil and gas properties	$1,372,163	$1,310,008
Unproved oil and gas properties	24,312	28,090
Furniture, fixtures and other equipment	5,727	5,275
Less – Accumulated depreciation, depletion, amortization & impairment	(830,749)	(801,279)
Property and Equipment, Net	$571,453	$542,094

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

Due to the effects of pricing and timing of projects we reported a non-cash impairment write-down, on a pre-tax basis, of $260.3 million and $355.9 million for the three and six months ended June 30, 2020, respectively, on our oil and natural gas properties. There was no impairment for the three and six months ended June 30, 2021.

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

Accounts Receivable, Net. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both June 30, 2021 and December 31, 2020, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable, net” balance on the accompanying condensed consolidated balance sheets.

At June 30, 2021, our “Accounts receivable, net” balance included $23.9 million for oil and gas sales, $0.6 million due from joint interest owners, $1.0 million for severance tax credit receivables and $0.4 million for other receivables. At December 31, 2020, our “Accounts receivable, net” balance included $18.8 million for oil and gas sales, $4.0 million due from joint interest owners, $2.4 million for severance tax credit receivables and $0.7 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net,” on the accompanying condensed consolidated statements of operations. The amount of supervision fees charged for each of the six months ended June 30, 2021 and 2020 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $1.2 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. In March and April 2020, the COVID-19 pandemic caused volatility in the market price for crude oil due to the disruption of global supply and demand. In response to these market conditions and given the decline in oil prices and economic outlook for our Company, during the quarter ended June 30, 2020 management determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other federal deferred tax assets and, accordingly, recorded a full valuation allowance in the second quarter to offset its net federal deferred tax assets in excess of deferred tax liabilities. As a result of the full valuation allowance established at June 30, 2020, we recorded an income tax provision of $22.4 million and $21.2 million for the three and six months ended June 30, 2020, respectively, which was inclusive of state income tax expense. The Company maintains a full valuation allowance against its net federal deferred tax assets in excess of deferred tax liabilities as of June 30, 2021.

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2021, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

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

The following table provides information regarding our oil and gas sales, by product, reported on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Oil, natural gas and NGLs sales:
Oil	$15,890	$5,265	$33,356	$23,315
Natural gas	46,791	18,103	109,705	49,574
NGLs	7,180	1,478	13,541	5,333
Total	$69,861	$24,846	$156,602	$78,222

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	June 30, 2021	December 31, 2020
Trade accounts payable	$8,736	$15,930
Accrued operating expenses	2,873	2,491
Accrued compensation costs	2,579	3,771
Asset retirement obligations – current portion	515	441
Accrued non-income based taxes	2,517	1,819
Accrued corporate and legal fees	143	150
Other payables	6,524	2,389
Total accounts payable and accrued liabilities	$23,887	$26,991

    Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. These amounts do not include cash balances that are contractually restricted.

    Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock, held at cost” on the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2021 and 2020, we purchased 74,146 and 27,773 treasury shares, respectively, to satisfy withholding tax obligations arising upon the vesting of restricted shares.

(3)       Leases

The Company adopted the standard provided in the Financial Accounting Standards Board's Accounting Standards Update 2016-02 and elected the package of practical expedients that allows an entity to carry forward historical accounting treatment relating to lease identification and classification for existing leases upon adoption and the practical expedient related to land easements that allows an entity to carry forward historical accounting treatment for land easements on existing agreements. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the Consolidated Balance Sheets. We have elected to not account for lease and non-lease components separately.

    The Company has contractual agreements for its corporate office lease, vehicle fleet, compressors, treating equipment, and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding lease liability is recorded. The Company determines at inception if an arrangement is an operating or financing lease. As of June 30, 2021, all of the Company’s leases were operating leases.

    The initial asset and liability balances are recorded at the present value of the payment obligations over the lease term. If lease terms include options to extend the lease and it is reasonably certain that the Company will exercise that option, the lease term used for capitalization includes the expected renewal periods. Most leases do not provide an implicit interest rate. Unless the lease contract contains an implicit interest rate, the Company uses its incremental borrowing rate at the time of lease inception to compute the fair value of the lease payments. The ROU asset balance and current and non-current lease liabilities are reported separately on the accompanying Condensed Consolidated Balance Sheets. Certain leases have payment terms that vary based on the usage of the underlying assets. Variable lease payments are not included in ROU assets and lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense on a straight-line basis over the lease term.

    Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Lease Costs Included in the Asset Additions in the Condensed Consolidated Balance Sheets
Property, plant and equipment acquisitions - short-term leases	$1,491	$118	$1,820	$2,302
Property, plant and equipment acquisitions - operating leases	—	5	—	10
Total lease costs in property, plant and equipment additions	$1,491	$123	$1,820	$2,312

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Lease Costs Included in the Condensed Consolidated Statements of Operations
Lease operating expenses - short-term leases	$618	$650	$1,085	$900
Lease operating expenses - operating leases	1,106	1,433	2,270	2,870
General and administrative, net - operating leases	178	179	351	359
Total lease cost expensed	$1,902	$2,262	$3,706	$4,129

The lease term and the discount rate related to the Company's leases are as follows:

June 30, 2021
Weighted-average remaining lease term (in years)	3.1
Weighted-average discount rate	4.1%

As of June 30, 2021, the Company's future undiscounted cash payment obligation for its operating lease liabilities are as follows (in thousands):

As of June 30, 2021
2021 (Remaining)	$3,462
2022	6,443
2023	5,642
2024	742
2025	742
Thereafter	856
Total undiscounted lease payments	17,887
Present value adjustment	(1,188)
Net operating lease liabilities	$16,699

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities;
Operating cash flows from operating leases	$2,618	$3,225
Investing cash flows from operating leases	$—	$10
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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.2 million for both the three months ended June 30, 2021 and 2020 and $2.3 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. Capitalized share-based compensation was less than $0.1 million for both the three months ended June 30, 2021 and 2020 and $0.1 million for both the six months ended June 30, 2021 and 2020.

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

At June 30, 2021, we had $0.4 million of unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the six months ended June 30, 2021:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	303,705	$27.73
Options forfeited	(3,896)	$16.96
Options expired	(23,800)	$23.25
Options outstanding, end of period	276,009	$28.12
Options exercisable, end of period	226,950	$28.53

Our outstanding stock option awards had $0.1 million measurable aggregate intrinsic value at June 30, 2021. At June 30, 2021, the weighted-average remaining contract life of stock option awards outstanding was 4.6 years and exercisable was 4.4 years. The total intrinsic value of stock option awards exercisable was less than $0.1 million for the six months ended June 30, 2021.

Restricted Stock Units

The compensation cost related to restricted stock awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of June 30, 2021, we had $1.9 million unrecognized compensation expense related to our RSUs which is expected to be recognized over a weighted-average period of 1.0 years.

The following table provides information regarding RSU activity for the six months ended June 30, 2021:

	RSUs	Wtd. Avg. Grant Price
RSUs outstanding, beginning of period	574,916	$9.02
RSUs granted	100,178	$8.33
RSUs forfeited	(17,802)	$11.09
RSUs vested	(310,645)	$9.02
RSUs outstanding, end of period	346,647	$8.71

Performance-Based Stock Units

On February 20, 2018, the Company granted 30,700 PSUs for which the number of shares earned is based on the total shareholder return (“TSR”) of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2018 to December 31, 2020. The awards contain market conditions which allow a payout ranging between 0% payout and 200% of the target payout. The fair value as of the date of valuation was $41.66 per unit or 150.61% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte-Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards had a cliff-vesting period of three years and there are no outstanding awards as of June 30, 2021.

On May 21, 2019, the Company granted 99,500 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2019 to December 31, 2021. The awards contain market conditions which allow a payout ranging between 0% payout and 200% of the target payout. The fair value as of the grant date was $18.86 per unit or 112.9% of stock price. The awards have a cliff-vesting period of three years. There were 83,600 PSUs outstanding related to this award as of June 30, 2021.

On February 24, 2021, the Company granted 161,389 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2021 to December 31, 2022. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $13.13 per unit or 157.6% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of two years. All PSUs granted remain outstanding related to this award as of June 30, 2021.

As of June 30, 2021, we had $2.2 million unrecognized compensation expense related to our PSUs based on the assumption of 100% target payout. The remaining weighted-average performance period is 1.3 years while 23,800 shares vested during the six months ended June 30, 2021.

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share (“Diluted EPS”) assumes, as of the beginning of the period, exercise of stock options and RSU grants using the treasury stock method. Diluted EPS also assumes conversion of PSUs to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and RSU grants that would potentially dilute Basic EPS in the future were also antidilutive for the three and six months ended June 30, 2021 and 2020 are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$(19,951)	12,190	$(1.64)	$(305,976)	11,910	$(25.69)
Dilutive Securities:
RSU Awards		—			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$(19,951)	12,190	$(1.64)	$(305,976)	11,910	$(25.69)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$8,429	12,110	$0.70	$(311,834)	11,868	$(26.28)
Dilutive Securities:
RSU Awards		269			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$8,429	12,379	$0.68	$(311,834)	11,868	$(26.28)

Approximately 0.3 million stock options to purchase shares were not included in the computation of Diluted EPS for both the three months ended June 30, 2021 and 2020 because they were antidilutive due to the net loss, while 0.3 million stock options to purchase shares were not included in the computation of Diluted EPS for the six months ended June 30, 2021 because they were antidilutive, while 0.3 million stock options to purchase shares were not included for the six months ended June 30, 2020 because they were antidilutive due to the net loss.

Less than approximately 0.1 million and 0.2 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended June 30, 2021 and 2020, respectively, because they were antidilutive due to the net loss, while 0.1 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the six months ended June 30, 2021 because they were antidilutive while 0.2 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the six months ended June 30, 2020 because they were antidilutive due to the net loss.

There were no antidilutive shares of PSUs that could be converted to common shares for the three months ended June 30, 2021, while approximately 0.1 million shares of PSUs were not included for the three months ended June 30, 2020 because they were antidilutive due to the net loss, while 0.1 million shares of PSUs were not included for the six months ended June 30, 2021 because they were antidilutive, while 0.1 million shares of PSUs were not included for the six months ended June 30, 2020 because they were antidilutive due to the net loss.

(6)          Long-Term Debt

    The Company's long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Credit Facility Borrowings (1)	$198,000	$230,000
Second Lien Notes due 2024	200,000	200,000
	398,000	430,000
Unamortized discount on Second Lien Notes due 2024	(1,157)	(1,295)
Unamortized debt issuance cost on Second Lien Notes due 2024	(3,397)	(3,800)
Long-Term Debt, net	$393,446	$424,905
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of June 30, 2021 and December 31, 2020, we had $3.0 million and $1.4 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $198.0 million and $230.0 million as of June 30, 2021 and December 31, 2020, respectively. The Company is a party to a First Amended and Restated Senior Secured Revolving Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended (such agreement, the “Credit Agreement” and the borrowing facility provided thereby, the “Credit Facility”). In conjunction with its regularly scheduled semi-annual redetermination, the Company entered into the Seventh Amendment to the Credit Facility, effective April 16, 2021 (the “Seventh Amendment”), which among other things, (i) redetermined the borrowing base under the Credit Facility to $300 million (from $310 million), (ii) extended the maturity of our Credit Facility from April 19, 2022 to April 19, 2024; (iii) increased the applicable margin used to calculate the interest rate under the Credit Facility by 50 basis points, with the specific applicable margins determined by reference to borrowing base utilization; (iv) reduced the permitted ratio of Total Debt to EBITDA (each as defined in the Credit Agreement) from 3.50 to 1.00 (a) to 3.25 to 1.00 for the fiscal quarters ending on or before December 31, 2021 and (b) to 3.00 to 1.00 commencing with the fiscal quarter ending March 31, 2022; (v) implemented a minimum rolling hedge requirement of 50% of reasonably anticipated projected production from proved developed producing reserves for a 24-month period, and (vi) increased the mortgage coverage and title requirements from 85% to 90%.

The Credit Facility provides for a maximum credit amount of $600.0 million, subject to the current borrowing base of $300.0 million as of June 30, 2021. The borrowing base is regularly redetermined on or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders, in their discretion, in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodity prices, our hedge positions, changes in our lenders' lending criteria and our ability to raise capital to drill wells to replace produced reserves.

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

The Credit Agreement contains the following financial covenants:

•a ratio of total debt to earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined in the Credit Agreement, for the most recently completed four fiscal quarters, not to exceed (i) 3.25 to 1.00 as of the last day of each fiscal quarter for any fiscal quarter ending on or before December 31, 2021 and (ii) 3.00 to 1.00 as of the last day of each fiscal quarter, commencing with fiscal quarter ending March 31, 2022; and

•a current ratio, as defined in the Credit Agreement, which includes in the numerator available borrowings undrawn under the borrowing base, of not less than 1.00 to 1.00 as of the last day of each fiscal quarter.

    As of June 30, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $2.8 million and $3.5 million for the three months ended June 30, 2021 and 2020, respectively, and $5.3 million and $6.9 million for the six months ended June 30, 2021 and 2020, respectively.

There was no capitalized interest on our unproved properties for both the three months ended June 30, 2021 and 2020, respectively, and for both the six months ended June 30, 2021 and 2020, respectively.

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

    The Company has the right, to the extent permitted under the Credit Facility and subject to the terms and conditions of the Second Lien, to optionally prepay the notes, subject to a repayment fee of 1.0% of the principal amount of the Second Lien being prepaid through December 15, 2021; and thereafter, no premium. Additionally, the Second Lien contains customary mandatory prepayment obligations upon asset sales (including hedge terminations), casualty events and incurrences of certain debt, subject to, in certain circumstances, reinvestment periods. Management believes the probability of mandatory prepayment due to default is remote.

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

    The Second Lien also contains a financial covenant measuring the ratio of total net debt-to-EBITDA, as defined in the Note Purchase Agreement, for the most recently completed four fiscal quarters, not to exceed 4.5 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2021, the Company was in compliance with all financial covenants under the Second Lien.

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

    As of June 30, 2021, total net amounts recorded for the Second Lien were $195.4 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $4.6 million for both the three months ended June 30, 2021 and 2020, respectively, and $9.2 million and $9.5 million for the six months ended June 30, 2021 and 2020, respectively.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings. During the three months ended June 30, 2021 in connection with our semi-annual redetermination, the Company capitalized $2.4 million for expenses incurred under the Seventh Amendment to our Credit Facility. Additionally the Company wrote-off $0.2 million in debt issuance costs related to lenders which fully exited the Credit Facility.

(7)          Acquisitions and Dispositions

    Effective December 22, 2017, the Company closed a purchase and sale contract to sell the Company's wellbores and facilities in the Bay De Chene field and recorded a $16.3 million obligation related to the funding of certain plugging and abandonment costs. Of the $16.3 million original obligation, $1.1 million and $0.4 million was paid during the six months ended June 30, 2021 and 2020, respectively. The remaining obligation under this contract is $0.5 million and is carried in the accompanying condensed consolidated balance sheet current liability in “Accounts payable and accrued liabilities” as of June 30, 2021.

(8)          Price-Risk Management Activities

    Derivatives are recorded on the balance sheet at fair value with changes in fair value recognized in earnings. The changes in the fair value of our derivatives are recognized in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations. The Company's price-risk management policy is to use derivative instruments to protect against declines in oil and natural gas prices, primarily through the purchase of commodity price swaps and collars as well as basis swaps.

During the three months ended June 30, 2021 and 2020, the Company recorded losses of $46.1 million and losses of $8.5 million, respectively, on its commodity derivatives. During the six months ended June 30, 2021 and 2020, the Company recorded losses of $64.3 million and gains of $79.8 million, respectively. The Company made cash payments of $10.7 million and collected cash payments of $67.5 million for settled derivative contracts during the six months ended June 30, 2021 and 2020, respectively. Included in our collected cash payments during the six months ended June 30, 2020 was $38.3 million for monetized derivative contracts.

At June 30, 2021 and December 31, 2020, there were $0.4 million and $0.8 million, respectively, in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in July 2021 and January 2021, respectively. At June 30, 2021 and December 31, 2020, we also had $5.1 million and $0.8 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts payable and accrued liabilities” and were subsequently paid in July 2021 and January 2021, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model and are periodically verified against quotes from brokers. At June 30, 2021, there was $0.7 million and less than $0.1 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $45.4 million and $10.3 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2020, there was $4.8 million and $0.3 million in current and long-term unsettled derivative assets, respectively, and $8.2 million and $2.9 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying condensed consolidated balance sheet. Under the right of set-off, there was a $54.9 million net fair value liability at June 30, 2021, and a $6.0 million net fair value liability at December 31, 2020. For further discussion related to the fair value of the Company's derivatives, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts in place as of June 30, 2021:

Oil Derivative Contracts (New York Mercantile Exchange (“NYMEX”) WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2021 Contracts
3Q21	179,759	$51.19
4Q21	191,412	$53.60
2022 Contracts
1Q22	178,455	$45.77
2Q22	91,000	$54.00
3Q22	200,100	$47.05
4Q22	138,000	$53.20
2023 Contracts
1Q23	81,900	$55.70
Collar Contracts
2021 Contracts
3Q21	90,620		$34.34	$39.87
4Q21	84,640		$34.70	$41.01
2022 Contracts
1Q22	40,500		$40.00	$45.55
2Q22	115,850		$39.25	$46.20
2023 Contracts
2Q23	36,400		$56.00	$63.20

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2021 Contracts
3Q21	330,000	$2.62
4Q21	290,000	$2.69
2022 Contracts
3Q22	2,100	$2.50
Collar Contracts
2021 Contracts
3Q21	8,185,175		$2.36	$2.82
4Q21	8,991,000		$2.61	$2.98
2022 Contracts
1Q22	8,465,000		$2.72	$3.36
2Q22	5,246,500		$2.15	$2.60
3Q22	4,899,000		$2.39	$2.72
4Q22	4,545,076		$2.41	$2.88
2023 Contracts
1Q23	4,297,000		$2.62	$3.11

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2021 Contracts
3Q21	10,120,000	$(0.022)
4Q21	11,040,000	$(0.013)
2022 Contracts
1Q22	6,300,000	$0.052
2Q22	2,730,000	$(0.063)
3Q22	2,760,000	$(0.063)
4Q22	2,760,000	$(0.063)

Oil Basis Swaps (Argus Cushing (WTI) and Magellan East Houston)	Total Volumes (Bbls)	Weighted-Average Price
2021 Contracts
3Q21	262,200	$1.27
4Q21	241,500	$1.28
Calendar Monthly Roll Differential Swaps
2021 Contracts
3Q21	253,000	$(0.34)
4Q21	241,500	$(0.33)
2022 Contracts
1Q22	216,000	$0.09
2Q22	218,400	$0.09
3Q22	220,800	$0.09
4Q22	220,800	$0.09

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2021 Contracts
3Q21	192,324	$24.26
4Q21	192,324	$24.26
2022 Contracts
1Q22	45,000	$23.52
(9)           Fair Value Measurements

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

The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value:

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of each of June 30, 2021 and December 31, 2020, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these Notes to Condensed Consolidated Financial Statements.

	Fair Value Measurements at
(in millions)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Assets
Natural Gas Basis Derivatives	$0.3	$—	$0.3	$—
Oil Basis Derivatives	0.4	—	0.4	—
Liabilities
Natural Gas Derivatives	22.8	—	22.8	—
Natural Gas Basis Derivatives	1.6	—	1.6	—
Oil Derivatives	25.7	—	25.7	—
Oil Basis Derivatives	1.0	—	1.0	—
NGL Derivatives	4.5	—	4.5	—
December 31, 2020
Assets
Natural Gas Derivatives	1.5	—	1.5	—
Natural Gas Basis Derivatives	1.1	—	1.1	—
Oil Derivatives	2.5	—	2.5	—
Liabilities
Natural Gas Derivatives	4.0	—	4.0	—
Natural Gas Basis Derivatives	0.4	—	0.4	—
Oil Derivatives	5.9	—	5.9	—
Oil Basis Derivatives	0.8	—	0.8	—

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2020 and the six months ended June 30, 2021 (in thousands):

Asset Retirement Obligations as of December 31, 2019	$4,447
Accretion expense	354
Liabilities incurred for new wells and facilities construction	281
Reductions due to plugged wells and facilities	(103)
Revisions in estimates	(5)
Asset Retirement Obligations as of December 31, 2020	$4,974
Accretion expense	148
Liabilities incurred for new wells and facilities construction	292
Reductions due to plugged wells and facilities	(157)
Revisions in estimates	(156)
Asset Retirement Obligations as of June 30, 2021	$5,101

At June 30, 2021 and December 31, 2020, approximately $0.5 million and $0.4 million, respectively, of our asset retirement obligations were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets.

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

Operational Results

    Total production for the six months ended June 30, 2021 increased 6% from the six months ended June 30, 2020 to 197 million cubic feet of natural gas equivalent per day as SilverBow pursued a moderated growth strategy and did not have any curtailed production impacting results.

During the second quarter of 2021, SilverBow drilled 10 wells, completed one well and brought one well online. Drilling and completion (“D&C”) spending during the quarter was primarily related to drilling activity in the liquids-rich La Salle Condensate area. As previously planned, the Company accelerated activity of its mid-year oil development program. Due to further reduced drilling cycle times and efficiencies, SilverBow was able to drill three additional wells in the second quarter. Notably, the Company drilled a four well pad in approximately 25 days, or six days per well on average. First production from the nine La Salle Condensate wells is expected in the third quarter of 2021. SilverBow is reviewing early data and appraising its Austin Chalk acreage through the one well completed in the second quarter.

SilverBow continues to further its capital and operational efficiencies across its operating areas. Year-to-date, the Company drilled 20% more lateral feet per day and reduced drilling costs by 9% compared to 2020. On the completion side, SilverBow completed 17% more stages per day, pumped 8% more proppant per day and reduced completion costs by 2%. Taken altogether, D&C costs per lateral foot are 5% lower in 2021 as compared to 2020.

Production management remains a key focus area for the Company, and the maintenance and optimization projects executed during the first quarter of 2021 continue to support strong performance from the developed production base. In the second quarter of 2021, further base production optimizations were realized through expanded compression and artificial lift installations. This focus on base production management is driving production uplifts with shallower declines. The continued outperformance of SilverBow's initial Austin Chalk well, which came online in February 2021, further supported its production base during the second quarter. As of the date of this report, the well is still producing above 10 million cubic feet of natural gas per day (“MMcf/d”) and has produced a cumulative 1.9 billion cubic feet (“Bcf”) over the first five months.

For the third quarter of 2021, SilverBow plans to drill six net wells across the McMullen Oil and Webb County Gas areas, and complete and bring online 11 net wells across the La Salle Condensate, McMullen Oil and Webb County Gas areas. The development program reflects the acceleration of liquids-rich wells planned earlier this year, as well as a balancing of high-rate gas wells to capture favorable prices heading into year-end. Not included in the well counts are three gross (one net) non-operated wells in the Webb Count Gas area, which the Company has elected to participate in during the third quarter of 2021, and which adds approximately $5 million to the full year capital budget. By early fourth quarter 2021, SilverBow expects substantially all its D&C activity for the year to be incurred.

The Company has revised its capital budget for full year 2021 to a range of $115-$130 million. The revised range will enable SilverBow to capitalize on a favorable commodity price backdrop while generating greater cash flow.

Through the first half of 2021, the Company maintained zero recordable incidents. Safety is core to SilverBow’s operations and the Company has demonstrated a commitment to delivering high-returns through its industry-leading safety environment.

    2021 Cost Reduction Initiatives: SilverBow continues to focus on cost reduction measures in the areas that it can control. These initiatives include the use of regional sand in completions and improved utilization of existing facilities. As previously mentioned, the Company continues to improve its process for drilling, completing and equipping wells. SilverBow's procurement team takes a process-oriented approach to reducing the total delivered costs of purchased services by examining costs at their most granular level. Services are routinely sourced directly from the suppliers. The Company's LOE and workover expenses were $11.9 million or $0.33 per thousand cubic feet of gas equivalent (“Mcfe”) for the first six months of 2021, as compared to $10.8 million or $0.32 per Mcfe for the same period in 2020. The increase in costs was due to incremental expenses related to Winter Storm Uri, higher utilities and higher compression costs. These increases were partially mitigated by lower chemical, treating and salt water disposal costs.
    SilverBow's net general and administrative (“net G&A”) costs were $9.6 million, or $0.27 per Mcfe, and cash G&A costs were $7.4 million (a non-GAAP financial measure calculated as net G&A costs less $2.3 million of share-based compensation), or $0.21 per Mcfe, for the first six months of 2021, compared to net G&A costs of $12.1 million, or $0.36 per Mcfe, and cash G&A costs of $9.7 million (a non-GAAP financial measure calculated as net G&A costs less $2.4 million of share-based compensation), or $0.29 per Mcfe, for the six months ended June 30, 2020.

SilverBow reports cash G&A because it believes this measure is commonly used by management, analysts and investors as an indicator of cost management and operating efficiency on a comparable basis from period to period. In addition, the Company believes cash G&A expenses are used by analysts and others in valuation, comparison and investment recommendations of companies in the oil and gas industry to allow for analysis of G&A spend without regard to stock-based compensation programs which can vary substantially from company to company. Cash G&A expenses should not be considered as an alternative to, or more meaningful than, total net G&A expenses.

Liquidity and Capital Resources

    SilverBow's primary use of cash has been to fund capital expenditures to develop its oil and gas properties and to repay Credit Facility borrowings. As of June 30, 2021, the Company’s liquidity consisted of $2.1 million of cash-on-hand and $102.0 million in available borrowings on its Credit Facility, which had a $300 million borrowing base. Management believes the Company has sufficient liquidity to meet its obligations through the third quarter of 2022 and execute its long-term development plans. For more details, see the Credit Facility section within Note 6 to SilverBow's condensed consolidated financial statements for more information on its Credit Facility.

Contractual Commitments and Obligations

    As of June 30, 2021 and December 31, 2020, the Company had approximately $16.7 million and $4.4 million, respectively, in net operating leases liabilities. The increase was primarily due to compression equipment leases and the Company's corporate office lease. There were no other material changes in SilverBow's contractual commitments during the six months ended June 30, 2021 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

    As of June 30, 2021, the Company had no off-balance sheet arrangements requiring disclosure pursuant to Item 303(a) of Regulation S-K.

Summary of 2021 Financial Results Through June 30, 2021

•Revenues and Net Income (Loss): The Company's oil and gas revenues were $156.6 million for the six months ended June 30, 2021, compared to $78.2 million for the six months ended June 30, 2020. Revenues were higher due to increased production volumes and overall higher commodity pricing. The Company's net income was $8.4 million for the six months ended June 30, 2021, compared to a net loss of $311.8 million for the six months ended June 30, 2020. The increase in net income was primarily due to higher revenues due to increased production volumes and higher commodity pricing along with no non-cash impairment write-down during the current year.

•Capital Expenditures: The Company's capital expenditures on an accrual basis were $58.7 million for the six months ended June 30, 2021 compared to $55.5 million for the six months ended June 30, 2020. The expenditures for the six months ended June 30, 2021 and 2020 were primarily attributable to drilling and completion activity.

•Working Capital: The Company had a working capital deficit of $70.1 million at June 30, 2021 and a working capital deficit of $23.1 million at December 31, 2020. The working capital computation does not include available liquidity through our Credit Facility.

•Cash Flows: For the six months ended June 30, 2021, the Company generated cash from operating activities of $93.2 million, of which $1.9 million was attributable to changes in working capital. Cash used for property additions was $57.0 million. This excluded $1.3 million attributable to a net increase of capital-related payables and accrued costs. Additionally, $1.1 million was paid during the six months ended June 30, 2021 for property abandonment obligations related to the sale of our former Bay De Chene field. The Company’s net repayments on the Credit Facility were $32.0 million during the six months ended June 30, 2021.

For the six months ended June 30, 2020, the Company generated cash from operating activities of $99.0 million, of which $4.1 million was attributable to changes in working capital. Cash used for property additions was $85.6 million. This included $28.6 million attributable to a net decrease of capital-related payables and accrued costs. Additionally, $0.4 million was paid during the six months ended June 30, 2020 for property abandonment obligations related to the sale of our former Bay De Chene field. The Company’s net repayments on the Credit Facility were $9.0 million during the six months ended June 30, 2020.

Results of Operations

Revenues — Three Months Ended June 30, 2021 and Three Months Ended June 30, 2020

Natural gas production was 82% of the Company's production volumes for both the three months ended June 30, 2021 and 2020. Natural gas sales were 67% and 73% of oil and gas sales for the three months ended June 30, 2021 and 2020, respectively.

Crude oil production was 8% and 10% of the Company's production volumes for both the three months ended June 30, 2021 and 2020, respectively. Crude oil sales were 23% and 21% of oil and gas sales for the three months ended June 30, 2021 and 2020, respectively.

NGL production was 10% and 8% of the Company's production volumes for the three months ended June 30, 2021 and 2020, respectively. NGL sales were 10% and 6% of oil and gas sales for both the three months ended June 30, 2021 and 2020, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the three months ended June 30, 2021 and 2020:

Fields	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$15.7	3,491	$4.4	1,872
AWP	14.1	2,249	5.3	2,189
Fasken	28.8	9,754	12.8	7,511
Other (1)	11.2	3,873	2.3	1,312
Total	$69.8	19,367	$24.8	12,884
(1) Primarily composed of the Company's Rio Bravo, Oro Grande and Uno Mas fields.

The sales volumes increase from 2020 to 2021 was primarily due to overall increased production as a result of increased drilling and completion activity during 2021 and return of volumes that had been curtailed during 2020.

    In the second quarter of 2021, our $45.0 million, or 181%, increase in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $33.7 million favorable impact on sales due to overall higher commodity pricing; and
•Volume variances that had an approximately $11.3 million favorable impact on sales due to overall increased commodity production.

    The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended June 30, 2021 and 2020 (in thousands, except per-dollar amounts):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Production volumes:
Oil (MBbl) (1)	250	221
Natural gas (MMcf)	15,879	10,624
Natural gas liquids (MBbl) (1)	332	156
Total (MMcfe)	19,367	12,884

Oil, natural gas and natural gas liquids sales:
Oil	$15,890	$5,265
Natural gas	46,791	18,103
Natural gas liquids	7,180	1,478
Total	$69,861	$24,846

Average realized price:
Oil (per Bbl)	$63.62	$23.82
Natural gas (per Mcf)	2.95	1.70
Natural gas liquids (per Bbl)	21.65	9.49
Average per Mcfe	$3.61	$1.93

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(20.49)	$49.52
Natural gas (per Mcf)	(0.13)	0.64
Natural gas liquids (per Bbl)	(2.79)	—
Average per Mcfe	$(0.42)	$1.38

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$43.13	$73.34
Natural gas (per Mcf)	2.82	2.34
Natural gas liquids (per Bbl)	18.86	9.49
Average per Mcfe	$3.19	$3.31

(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the three months ended June 30, 2021 and 2020, the Company recorded net losses of $46.1 million and $8.5 million from our derivatives activities, respectively. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended June 30, 2021 and Three Months Ended June 30, 2020
The following table provides additional information regarding our expenses for the three months ended June 30, 2021 and 2020 (in thousands):

Costs and Expenses	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
General and administrative, net	$4,834	$6,180
Depreciation, depletion, and amortization	16,039	13,716
Accretion of asset retirement obligations	74	88
Lease operating expenses	5,515	5,000
Workovers	76	—
Transportation and gas processing	6,206	4,554
Severance and other taxes	3,577	2,037
Interest expense, net	7,436	8,026
Write-down of oil and gas properties	—	260,342

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.25 and $0.48 for the three months ended June 30, 2021 and 2020, respectively. The decrease per Mcfe was due to higher production while the decrease in costs was primarily due to lower salaries and burdens, professional fees and lower temporary labor fees. Included in general and administrative expenses is $1.2 million in share-based compensation for both of the three months ended June 30, 2021 and 2020, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $0.83 and $1.06 for the three months ended June 30, 2021 and 2020, respectively. The decrease on a per Mcfe basis was driven by reductions to our depletable base due to non-cash impairment write-downs in the previous year.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.29 and $0.39 for the three months ended June 30, 2021 and 2020, respectively. The decrease per Mcfe was mainly due to increased production. The increase in costs was due to higher compression and salt water disposal costs, partially offset by lower treating and labor costs.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.32 and $0.35 for the three months ended June 30, 2021 and 2020, respectively.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.18 and $0.16 for the three months ended June 30, 2021 and 2020, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.1% and 8.2% for the three months ended June 30, 2021 and 2020, respectively.

    Interest. Our gross interest cost was $7.4 million and $8.0 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in gross interest cost is primarily due to decreased borrowings. There were no capitalized interest costs for the three months ended June 30, 2021 or 2020.

Write-down of oil and gas properties. Due to the effects of pricing and timing of projects, for the three months ended June 30, 2020, we reported a non-cash impairment write-down, on a pre-tax basis, of $260.3 million on our oil and natural gas properties. There was no impairment for the three months ended June 30, 2021.

Revenues — Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020

    Natural gas production was 80% and 81% of the Company's production volumes for the six months ended June 30, 2021 and 2020, respectively. Natural gas sales were 70% and 63% of oil and gas sales for the six months ended June 30, 2021 and 2020, respectively.

Crude oil production was 10% and 11% of the Company's production volumes for both the six months ended June 30, 2021 and 2020, respectively. Crude oil sales were 21% and 30% of oil and gas sales for the six months ended June 30, 2021 and 2020, respectively.

NGL production was 10% and 8% of the Company's production volumes for the six months ended June 30, 2021 and 2020, respectively. NGL sales were 9% and 7% of oil and gas sales for both the six months ended June 30, 2021 and 2020, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the six months ended June 30, 2021 and 2020:

Fields	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$30.2	6,743	$18.8	6,215
AWP	31.1	4,964	18.6	5,214
Fasken	61.8	16,554	31.2	17,176
Other (1)	33.5	7,330	9.6	5,054
Total	$156.6	35,591	$78.2	33,659
(1) Primarily composed of the Company's Rio Bravo, Oro Grande and Uno Mas fields.

The sales volumes increase from 2020 to 2021 was primarily due to increased natural gas production partially offset by lower oil production in 2021 as well as the return of volumes that had been curtailed in 2020.

    In the six months ended June 30, 2021, our $78.4 million, or 100%, increase in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $76.3 million favorable impact on sales due to overall higher commodity pricing; and
•Volume variances that had an approximately $2.1 million favorable impact on sales due to higher natural gas and NGL production.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the six months ended June 30, 2021 and 2020 (in thousands, except per-dollar amounts):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Production volumes:
Oil (MBbl) (1)	565	622
Natural gas (MMcf)	28,502	27,121
Natural gas liquids (MBbl) (1)	617	468
Total (MMcfe)	35,591	33,659

Oil, natural gas and natural gas liquids sales:
Oil	$33,356	$23,315
Natural gas	109,705	49,574
Natural gas liquids	13,541	5,333
Total	$156,602	$78,222

Average realized price:
Oil (per Bbl)	$59.09	$37.51
Natural gas (per Mcf)	3.85	1.83
Natural gas liquids (per Bbl)	21.95	11.40
Average per Mcfe	$4.40	$2.32

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(16.17)	$24.75
Natural gas (per Mcf)	(0.08)	0.55
Natural gas liquids (per Bbl)	(2.45)	—
Average per Mcfe	$(0.36)	$0.90

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$42.91	$62.26
Natural gas (per Mcf)	3.77	2.38
Natural gas liquids (per Bbl)	19.50	11.40
Average per Mcfe	$4.04	$3.23

(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the six months ended June 30, 2021 and 2020, the Company recorded net losses of $64.3 million and net gains of $79.8 million from our derivatives activities, respectively. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020
The following table provides additional information regarding our expenses for the three months ended June 30, 2021 and 2020 (in thousands):

Costs and Expenses	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
General and administrative, net	$9,616	$12,093
Depreciation, depletion, and amortization	29,431	37,156
Accretion of asset retirement obligations	148	173
Lease operating expenses	11,789	10,812
Workovers	90	—
Transportation and gas processing	11,262	11,197
Severance and other taxes	7,066	5,001
Interest expense, net	14,454	16,433
Write-down of oil and gas properties	—	355,948

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.27 and $0.36 for the six months ended June 30, 2021 and 2020, respectively. The decrease per Mcfe was due to higher production while the decrease in costs was primarily due to lower salaries and burdens, professional fees and temporary labor fees. Included in general and administrative expenses is $2.3 million and $2.4 million in share-based compensation for the six months ended June 30, 2021 and 2020, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $0.83 and $1.10 for the six months ended June 30, 2021 and 2020, respectively. The decrease on a per Mcfe basis was driven by reductions to our depletable base due to non-cash impairment write-downs in the previous year.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.33 and $0.32 for the six months ended June 30, 2021 and 2020, respectively. The increase in costs was due to higher compression and salt water disposal costs, partially offset by lower treating and labor costs.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.32 and $0.33 for the six months ended June 30, 2021 and 2020, respectively.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.20 and $0.15 for the six months ended June 30, 2021 and 2020, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 4.5% and 6.4% for the three months ended June 30, 2021 and 2020, respectively.

    Interest. Our gross interest cost was $14.5 million and $16.4 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in gross interest cost is primarily due to decreased borrowings. There were no capitalized interest costs for the six months ended June 30, 2021 or 2020.

Write-down of oil and gas properties. Due to the effects of pricing and timing of projects, for the six months ended June 30, 2020, we reported a non-cash impairment write-down, on a pre-tax basis, of $355.9 million on our oil and natural gas properties. There was no impairment for the six months ended June 30, 2021.

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
• actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and allied producing countries with respect to oil production levels and announcements of potential changes in such levels;
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

Customer Credit Risk. We are exposed to the risk of financial non-performance by customers. Our ability to collect on sales to our customers is dependent on the liquidity of our customer base. Continued volatility in both credit and commodity markets may reduce the liquidity of our customer base. To manage customer credit risk, we monitor credit ratings of customers and, when considered necessary, we also obtain letters of credit from certain customers, parent company guarantees, if applicable, and other collateral as considered necessary to reduce risk of loss. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

Concentration of Sales Risk. A large portion of our oil and gas sales are made to Kinder Morgan, Inc. and its affiliates and we expect to continue this relationship in the future. We believe that the business risk of this relationship is mitigated by the reputation and nature of their business and the availability of other purchasers.

Interest Rate Risk. At June 30, 2021, we had a combined $398.0 million drawn under our Credit Facility and our Second Lien, which bear floating rates of interest and therefore are susceptible to interest rate fluctuations. These variable interest rate borrowings are also impacted by changes in short-term interest rates. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility and Second Lien at June 30, 2021 would increase our annual interest expense by $4.0 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3. Defaults Upon Senior Securities.

    Not applicable.

Item 4. Mine Safety Disclosures.

    Not applicable.

Item 5. Other Information.

On August 3, 2021, SilverBow acquired from San Isidro Energy Company II, LLC. additional working interest in 12 wells that SilverBow currently operates and additional Eagle Ford La Mesa assets and acreage in Webb County for total aggregate consideration of approximately $24 million, consisting of 516,675 shares of common stock (“Shares”) and $13 million in cash. The issuance of the Shares was completed in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof as transactions by an issuer not involving any public offering. SilverBow has agreed to use reasonable efforts to prepare and file a registration statement under the Securities Act to permit resale of the Shares.

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

10.1
Seventh Amendment to First Amended and Restated Senior Secured Revolving Credit Agreement effective as of April 16, 2021, by and among SilverBow Resources, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and certain lenders party thereto (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed April 19, 2021, File No. 001-08754).

10.2+	Form of Cash Incentive Award Agreement – Officers 2021 (incorporated by reference as Exhibit 10.4 to SilverBow Resources, Inc.’s Form 10-Q filed May 6, 2021, File No. 001-08754).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from SilverBow Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Stockholders Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SILVERBOW RESOURCES, INC. (Registrant)
Date:	August 5, 2021	By:	/s/ Christopher M. Abundis
Christopher M. Abundis Executive Vice President, Chief Financial Officer, General Counsel and Secretary

Date:	August 5, 2021	By:	/s/ W. Eric Schultz
W. Eric Schultz Controller