Form 10-Q
period 2021-09-30
SILVERBOW RESOURCES, INC.
filed 2021-11-04
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021
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

Yes	☑	No	☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	14,726,605 Shares outstanding at October 29, 2021

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$988	$2,118
Accounts receivable, net	44,190	25,850
Fair value of commodity derivatives	668	4,821
Other current assets	4,016	2,184
Total Current Assets	49,862	34,973
Property and Equipment:
Property and equipment, full cost method, including $24,988 and $28,090, respectively, of unproved property costs not being amortized at the end of each period	1,476,586	1,343,373
Less – Accumulated depreciation, depletion, amortization & impairment	(846,822)	(801,279)
Property and Equipment, Net	629,764	542,094
Right of Use Assets	15,787	4,366
Fair Value of Long-Term Commodity Derivatives	18	281
Other Long-Term Assets	2,904	1,421
Total Assets	$698,335	$583,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$38,000	$26,991
Fair value of commodity derivatives	94,778	8,171
Accrued capital costs	20,482	7,324
Accrued interest	846	983
Current lease liability	6,292	3,473
Undistributed oil and gas revenues	17,328	11,098
Total Current Liabilities	177,726	58,040
Long-Term Debt, Net	393,726	424,905
Non-Current Lease Liability	9,723	951
Deferred Tax Liabilities	303	303
Asset Retirement Obligations	4,706	4,533
Fair Value of Long-Term Commodity Derivatives	21,989	2,946
Other Long-Term Liabilities	846	424
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 13,576,285 and 12,053,763 shares issued, respectively, and 13,384,615 and 11,936,679 shares outstanding, respectively	136	121
Additional paid-in capital	324,106	297,712
Treasury stock, held at cost, 191,670 and 117,084 shares, respectively	(2,984)	(2,372)
Accumulated deficit	(231,942)	(204,428)
Total Stockholders’ Equity	89,316	91,033
Total Liabilities and Stockholders’ Equity	$698,335	$583,135
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Revenues:
Oil and gas sales	$99,249	$45,699

Operating Expenses:
General and administrative, net	5,257	5,833
Depreciation, depletion, and amortization	16,054	13,975
Accretion of asset retirement obligations	77	90
Lease operating expenses	6,978	5,211
Workovers	423	8
Transportation and gas processing	5,913	5,094
Severance and other taxes	4,908	2,512
Total Operating Expenses	39,610	32,723

Operating Income	59,639	12,976

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(88,554)	(12,944)
Interest expense, net	(7,433)	(7,444)
Other income (expense), net	(3)	(56)

Income (Loss) Before Income Taxes	(36,351)	(7,468)

Provision (Benefit) for Income Taxes	(408)	(572)

Net Income (Loss)	$(35,943)	$(6,896)

Per Share Amounts:

Basic Earnings (Loss) Per Share	$(2.85)	$(0.58)

Diluted Earnings (Loss) Per Share	$(2.85)	$(0.58)

Weighted-Average Shares Outstanding - Basic	12,629	11,935

Weighted-Average Shares Outstanding - Diluted	12,629	11,935

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenues:
Oil and gas sales	$255,850	$123,921

Operating Expenses:
General and administrative, net	14,872	17,926
Depreciation, depletion, and amortization	45,485	51,130
Accretion of asset retirement obligations	226	263
Lease operating expenses	18,767	16,023
Workovers	512	8
Transportation and gas processing	17,175	16,291
Severance and other taxes	11,974	7,513
Write-down of oil and gas properties	—	355,948
Total Operating Expenses	109,011	465,102

Operating Income (Loss)	146,839	(341,181)

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(152,879)	66,884
Interest expense, net	(21,888)	(23,876)
Other income (expense), net	6	50

Income (Loss) Before Income Taxes	(27,922)	(298,123)

Provision (Benefit) for Income Taxes	(408)	20,607

Net Income (Loss)	$(27,514)	$(318,730)

Per Share Amounts:

Basic Earnings (Loss) Per Share	$(2.24)	$(26.81)

Diluted Earnings (Loss) Per Share	$(2.24)	$(26.81)

Weighted-Average Shares Outstanding - Basic	12,283	11,890

Weighted-Average Shares Outstanding - Diluted	12,283	11,890

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2019	$119	$292,916	$(2,282)	$104,954	$395,707
Purchase of treasury shares (26,675 shares)	—	—	(83)	—	(83)
Vesting of share-based compensation (105,108 shares)	1	(1)	—	—	—
Share-based compensation	—	1,335	—	—	1,335
Net Loss	—	—	—	(5,858)	(5,858)
Balance, March 31, 2020	$120	$294,250	$(2,365)	$99,096	$391,101
Shares issued from warrant exercise (5 shares)	—	—	—	—	—
Purchase of treasury shares (1,098 shares)	—	—	(3)	—	(3)
Vesting of share-based compensation (49,665 shares)	—	—	—	—	—
Share-based compensation	—	1,229	—	—	1,229
Net Loss	—	—	—	(305,976)	(305,976)
Balance, June 30, 2020	$120	$295,479	$(2,368)	$(206,880)	$86,351
Purchase of treasury shares (958 shares)	—	—	(4)	—	(4)
Vesting of share-based compensation (3,953 shares)	1	—	—	—	1
Share-based compensation	—	1,150	—	—	1,150
Net Loss	—	—	—	(6,896)	(6,896)
Balance, September 30, 2020	$121	$296,629	$(2,372)	$(213,776)	$80,602

Balance, December 31, 2020	$121	$297,712	$(2,372)	$(204,428)	$91,033
Purchase of treasury shares (60,177 shares)	—	—	(488)	—	(488)
Vesting of share-based compensation (283,113 shares)	2	(2)	—	—	—
Share-based compensation	—	1,131	—	—	1,131
Net Income	—	—	—	28,380	28,380
Balance, March 31, 2021	$123	$298,841	$(2,860)	$(176,048)	$120,056
Purchase of treasury shares (13,969 shares)	—	—	(115)	—	(115)
Vesting of share-based compensation (51,332 shares)	1	(1)	—	—	—
Share-based compensation	—	1,248	—	—	1,248
Net Loss	—	—	—	(19,951)	(19,951)
Balance, June 30, 2021	$124	$300,088	$(2,975)	$(195,999)	$101,238
Purchase of treasury shares (440 shares)	—	—	(9)	—	(9)
Vesting of share-based compensation (1,802 shares)	—	—	—	—	—
Issuance of common stock (669,600 shares)	7	12,749	—	—	12,756
Issuance pursuant to acquisition (516,675 shares)	5	10,018	—	—	10,023
Share-based compensation	—	1,251	—	—	1,251
Net Loss	—	—	—	(35,943)	(35,943)
Balance, September 30, 2021	$136	$324,106	$(2,984)	$(231,942)	$89,316
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(27,514)	$(318,730)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	45,485	51,130
Write-down of oil and gas properties	—	355,948
Accretion of asset retirement obligations	226	263
Deferred income taxes	—	21,087
Share-based compensation	3,450	3,503
(Gain) Loss on derivatives, net	152,879	(66,884)
Cash settlement (paid) received on derivatives	(28,976)	76,150
Settlements of asset retirement obligations	(151)	(27)
Write down of debt issuance cost	229	459
Other	1,883	2,436
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable and other current assets	(20,941)	7,413
Increase (decrease) in accounts payable and accrued liabilities	7,215	(3,981)
Increase (decrease) in income taxes payable	—	(480)
Increase (decrease) in accrued interest	(137)	(505)
Net Cash Provided by (Used in) Operating Activities	133,648	127,782
Cash Flows from Investing Activities:
Additions to property and equipment	(98,219)	(102,713)
Acquisition of oil and gas properties	(13,219)	(3,441)
Proceeds from the sale of property and equipment	—	4,752
Payments on property sale obligations	(1,084)	(426)
Net Cash Provided by (Used in) Investing Activities	(112,522)	(101,828)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	195,000	71,000
Payments of bank borrowings	(227,000)	(97,000)
Net proceeds from issuances of common stock	12,756	—
Purchase of treasury shares	(612)	(90)
Payments of debt issuance costs	(2,400)	—
Net Cash Provided by (Used in) Financing Activities	(22,256)	(26,090)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,130)	(136)
Cash and Cash Equivalents at Beginning of Period	2,118	1,358
Cash and Cash Equivalents at End of Period	$988	$1,222
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$20,277	$22,290
Non-cash Investing and Financing Activities:
Changes in capital accounts payable and capital accruals	$11,393	$(25,641)
Non-cash equity consideration for acquisitions	$(10,023)	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
SilverBow Resources, Inc. and Subsidiary

(1)           General Information

SilverBow Resources, Inc. (“SilverBow,” the “Company,” or “we”) is an independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford and Austin Chalk located in South Texas. Being a committed and long-term operator in South Texas, the Company possesses a significant understanding of the reservoirs in the region. We leverage this competitive understanding to assemble high quality drilling inventory while continuously enhancing our operations to maximize returns on capital invested.

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

COVID-19. The spread of COVID-19 and its impact on the global supply of and demand for crude oil caused volatility in the market price for crude oil during 2020. The spot price of West Texas Intermediate (“WTI”) crude oil declined over 50% in March and April of 2020 before gradually improving through the rest of 2020 and through the first three quarters of 2021. The spot price of Brent and WTI crude oil closed at approximately $64 and $59 per barrel, respectively, on March 31, 2021, approximately $77 and $74 per barrel, respectively, on June 30, 2021, and approximately $78 and $75 per barrel, respectively, on September 30, 2021.

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

On October 1, 2021, we closed on an all-stock transaction to acquire oil and gas assets in the Eagle Ford. The acquired assets include a 100% working interest in approximately 15,000 net oil-weighted acres across Atascosa, Fayette and Lavaca counties, as well as approximately 26,000 net gas-weighted acres directly offsetting our existing position in McMullen and Live Oak counties. After consideration of closing adjustments, we issued 1,341,990 shares of our common stock for an aggregate purchase price of $35.6 million, based on the Company's share price on the closing date. The acquisition is subject to further customary post-closing adjustments. The issuance of the shares of common stock was completed in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company is currently evaluating the appropriate accounting treatment for this transaction.

On October 8, 2021, the Company entered into another purchase and sale agreement to acquire oil and gas assets in the Eagle Ford. The total aggregate consideration of the acquisition is approximately $75 million, which includes $45 million in cash with the rest to be paid with the greater of (i) 1,351,961 shares of our common stock and (ii) the number of shares equal to $25 million divided by the volume weighted average share price of the Company's common stock for the 30 consecutive trading days ending on and including the first trading day preceding the closing date, subject to customary purchase price adjustments. The acquisition includes 62 net PDP wells with liquids production of approximately 71% (46% of production attributable to oil) and approximately 17,000 net acres across the oil window in La Salle, McMullen, DeWitt and Lavaca counties. Closing of the pending acquisition is expected to occur in the fourth quarter of 2021, subject to the satisfaction of certain conditions set forth in the purchase and sale agreement. The shares of common stock to be issued upon closing in accordance with this purchase and sale agreement will be made in reliance upon the exemption from the registration requirements of the Securities Act. The Company is currently evaluating the appropriate accounting treatment for this transaction upon closing.

Through November 4, 2021, the Company entered into additional derivative contracts. The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts entered into after September 30, 2021:

Oil Derivative Contracts (New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2023 Contracts
1Q23	275	$69.40
2Q23	575	$68.40
3Q23	53,980	$66.55
Collar Contracts
2022 Contracts
1Q22	45,000		$73.00	$79.75
2Q22	45,500		$71.00	$78.00
3Q22	46,000		$70.00	$75.40
4Q22	46,000		$68.00	$73.60
2023 Contracts
1Q23	45,000		$65.00	$72.80
2Q23	45,500		$64.00	$70.85
3Q23	46,000		$63.00	$69.10
4Q23	46,000		$62.00	$67.55

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Collar Contracts
2021 Contracts
4Q21	310,000	$6.00	$7.45
2022 Contracts
1Q22	590,000	$6.00	$7.45

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2022 Contracts
1Q22	45,000	$39.25
2Q22	45,500	$32.82
3Q22	46,000	$31.29
4Q22	46,000	$31.09

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the reported amounts of certain revenues and expenses during each reporting period. Such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

•the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties, the related present value of estimated future net cash flows therefrom, and the Ceiling Test impairment calculation,
•estimates related to the collectability of accounts receivable and the creditworthiness of our customers,
•estimates of the counterparty bank risk related to letters of credit that our customers may have issued on our behalf,
•estimates of future costs to develop and produce reserves,
•accruals related to oil and gas sales, capital expenditures and lease operating expenses (“LOE”),
•estimates in the calculation of share-based compensation expense,
•estimates of our ownership in properties prior to final division of interest determination,
•the estimated future cost and timing of asset retirement obligations,
•estimates made in our income tax calculations, including the valuation of our deferred tax assets,
•estimates in the calculation of the fair value of commodity derivative assets and liabilities,
•estimates in the assessment of current litigation claims against the Company,
•estimates used in the assessment of business combinations and asset purchases,
•estimates in amounts due with respect to open state regulatory audits, and
•estimates on future lease obligations.

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended September 30, 2021 and 2020, such internal costs when capitalized totaled $1.2 million and $0.8 million, respectively. For the nine months ended September 30, 2021 and 2020, such internal costs capitalized totaled $3.5 million and $2.8 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties

(refer to Note 6 of these Notes to Condensed Consolidated Financial Statements for further discussion on capitalized interest costs).

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	September 30, 2021	December 31, 2020
Property and Equipment
Proved oil and gas properties	$1,445,818	$1,310,008
Unproved oil and gas properties	24,988	28,090
Furniture, fixtures and other equipment	5,780	5,275
Less – Accumulated depreciation, depletion, amortization & impairment	(846,822)	(801,279)
Property and Equipment, Net	$629,764	$542,094

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

Due to the effects of pricing and timing of projects we reported a non-cash impairment write-down, on a pre-tax basis, of $355.9 million for the nine months ended September 30, 2020 on our oil and natural gas properties. There was no impairment for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020.

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

Accounts Receivable, Net. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both September 30, 2021 and December 31, 2020, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable, net” balance on the accompanying condensed consolidated balance sheets.

At September 30, 2021, our “Accounts receivable, net” balance included $41.8 million for oil and gas sales, $0.8 million due from joint interest owners, $1.2 million for severance tax credit receivables and $0.4 million for other receivables. At December 31, 2020, our “Accounts receivable, net” balance included $18.8 million for oil and gas sales, $4.0 million due from joint interest owners, $2.4 million for severance tax credit receivables and $0.7 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net,” on the accompanying condensed consolidated statements of operations. The amount of supervision fees charged for each of the nine months ended September 30, 2021 and 2020 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $1.3 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $3.6 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. In March and April 2020, the COVID-19 pandemic caused volatility in the market price for crude oil due to the disruption of global supply and demand. In response to these market conditions and given the decline in oil prices and economic outlook for our Company, during the quarter ended June 30, 2020 management determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other federal deferred tax assets and, accordingly, recorded a full valuation allowance in the second quarter to offset its net federal deferred tax assets in excess of deferred tax liabilities. As a result of the full valuation allowance established at June 30, 2020, we recorded an income tax provision of $20.6 million for the nine months ended September 30, 2020, which was inclusive of state income tax expense. The Company maintains a full valuation allowance against its net federal deferred tax assets in excess of deferred tax liabilities as of September 30, 2021. We recorded an income tax benefit of $0.4 million for both the three and nine months ended September 30, 2021 and $0.6 million for the three months ended September 30, 2020 which were fully attributable to a current state income tax benefit.

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2021 and December 31, 2020, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

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

The following table provides information regarding our oil and gas sales, by product, reported on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Oil, natural gas and NGLs sales:
Oil	$25,230	$17,665	$58,587	$40,979
Natural gas	62,529	23,595	172,234	73,170
NGLs	11,489	4,439	25,030	9,772
Total	$99,249	$45,699	$255,850	$123,921

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	September 30, 2021	December 31, 2020
Trade accounts payable	$8,423	$15,930
Accrued operating expenses	3,585	2,491
Accrued compensation costs	3,955	3,771
Asset retirement obligations – current portion	492	441
Accrued non-income based taxes	6,141	1,819
Accrued corporate and legal fees	132	150
Payable for settled derivatives	13,621	829
Other payables	1,651	1,560
Total accounts payable and accrued liabilities	$38,000	$26,991

    Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. These amounts do not include cash balances that are contractually restricted.

    Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock, held at cost” on the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2021 and 2020, we purchased 74,586 and 28,731 treasury shares, respectively, to satisfy withholding tax obligations arising upon the vesting of restricted shares.

ATM Program. On August 13, 2021, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time in the open market, shares of the Company’s common stock, having aggregate proceeds of up to $40.0 million (the “ATM Program”). The Company intends to use the net proceeds from any sales through the ATM Program for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment or refinancing of outstanding debt, financing acquisitions or investments, financing other business opportunities, and general working capital purposes. During the three months ended September 30, 2021 (from August 13, 2021 through September 30, 2021), the Company sold 669,600 shares of common stock for net proceeds of $12.8 million after deducting sales agents' commissions and other related expenses.

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

    The Company has contractual agreements for its corporate office lease, vehicle fleet, compressors, treating equipment, and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding lease liability is recorded. The Company determines at inception if an arrangement is an operating or financing lease. As of September 30, 2021, all of the Company’s leases were operating leases.

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

    Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Lease Costs Included in the Asset Additions in the Condensed Consolidated Balance Sheets
Property, plant and equipment acquisitions - short-term leases	$1,189	$—	$3,009	$2,302
Property, plant and equipment acquisitions - operating leases	—	—	—	10
Total lease costs in property, plant and equipment additions	$1,189	$—	$3,009	$2,312

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Lease Costs Included in the Condensed Consolidated Statements of Operations
Lease operating expenses - short-term leases	$314	$124	$1,399	$575
Lease operating expenses - operating leases	1,504	1,397	3,774	4,267
General and administrative, net - operating leases	303	172	653	532
Total lease cost expensed	$2,121	$1,693	$5,826	$5,374

The lease term and the discount rate related to the Company's leases are as follows:

September 30, 2021
Weighted-average remaining lease term (in years)	3.2
Weighted-average discount rate	4.1%

As of September 30, 2021, the Company's future undiscounted cash payment obligation for its operating lease liabilities are as follows (in thousands):

As of September 30, 2021
2021 (Remaining)	$1,791
2022	6,767
2023	5,938
2024	776
2025	776
Thereafter	1,176
Total undiscounted lease payments	17,224
Present value adjustment	(1,209)
Net operating lease liabilities	$16,015

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities;
Operating cash flows from operating leases	$4,289	$4,793
Investing cash flows from operating leases	$—	$10
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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.2 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $3.5 million for both the nine months ended September 30, 2021 and 2020. Capitalized share-based compensation was less than $0.1 million for both the three months ended September 30, 2021 and 2020 and $0.2 million for both the nine months ended September 30, 2021 and 2020.

We view stock option awards and RSUs with graded vesting as single awards with an expected life equal to the average expected life of component awards, and we amortize the awards on a straight-line basis over the life of the awards. The Company accounts for forfeitures in compensation cost when they occur.

    Stock Option Awards

    The compensation cost related to stock option awards is based on the grant date fair value and is typically expensed over the vesting period (generally one to five years). We use the Black-Scholes option pricing model to estimate the fair value of stock option awards.

At September 30, 2021, we had $0.2 million of unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the nine months ended September 30, 2021:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	303,705	$27.73
Options forfeited	(3,896)	$16.96
Options expired	(23,800)	$23.25
Options outstanding, end of period	276,009	$28.12
Options exercisable, end of period	226,950	$28.53

Our outstanding stock option awards had $0.1 million measurable aggregate intrinsic value at September 30, 2021. At September 30, 2021, the weighted-average remaining contract life of stock option awards outstanding was 4.4 years and exercisable was 4.1 years. The total intrinsic value of stock option awards exercisable was less than $0.1 million for the nine months ended September 30, 2021.

Restricted Stock Units

The compensation cost related to restricted stock awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of September 30, 2021, we had $1.3 million unrecognized compensation expense related to our RSUs which is expected to be recognized over a weighted-average period of 0.8 years.

The following table provides information regarding RSU activity for the nine months ended September 30, 2021:

	RSUs	Wtd. Avg. Grant Price
RSUs outstanding, beginning of period	574,916	$9.02
RSUs granted	100,178	$8.33
RSUs forfeited	(17,802)	$11.09
RSUs vested	(312,447)	$9.14
RSUs outstanding, end of period	344,845	$8.60

Performance-Based Stock Units

On February 20, 2018, the Company granted 30,700 PSUs for which the number of shares earned is based on the total shareholder return (“TSR”) of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2018 to December 31, 2020. The awards contain market conditions which allow a payout ranging between 0% payout and 200% of the target payout. The fair value as of the date of valuation was $41.66 per unit or 150.61% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte-Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards had a cliff-vesting period of three years and the period ended without any of the awards vesting. There are no outstanding PSUs related to this award as of September 30, 2021.

On May 21, 2019, the Company granted 99,500 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2019 to December 31, 2021. The awards contain market conditions which allow a payout ranging between 0% payout and 200% of the target payout. The fair value as of the grant date was $18.86 per unit or 112.9% of stock price. The awards have a cliff-vesting period of three years. There were 83,600 PSUs outstanding related to this award as of September 30, 2021.

On February 24, 2021, the Company granted 161,389 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2021 to December 31, 2022. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $13.13 per unit or 157.6% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of two years. All PSUs granted remain outstanding related to this award as of September 30, 2021.

As of September 30, 2021, we had $1.7 million unrecognized compensation expense related to our PSUs based on the assumption of 100% target payout. The remaining weighted-average performance period is 1.1 years while 23,800 shares vested during the nine months ended September 30, 2021.

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share (“Diluted EPS”) assumes, as of the beginning of the period, exercise of stock options and RSU grants using the treasury stock method. Diluted EPS also assumes conversion of PSUs to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and RSU grants that would potentially dilute Basic EPS in the future were also antidilutive for the three and nine months ended September 30, 2021 and 2020 are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$(35,943)	12,629	$(2.85)	$(6,896)	11,935	$(0.58)
Dilutive Securities:
RSU Awards		—			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$(35,943)	12,629	$(2.85)	$(6,896)	11,935	$(0.58)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$(27,514)	12,283	$(2.24)	$(318,730)	11,890	$(26.81)
Dilutive Securities:
RSU Awards		—			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$(27,514)	12,283	$(2.24)	$(318,730)	11,890	$(26.81)

Approximately 0.3 million stock options to purchase shares were not included in the computation of Diluted EPS for both the three months ended September 30, 2021 and 2020 because they were antidilutive due to the net loss, while 0.3 million stock options to purchase shares were not included in the computation of Diluted EPS for both the nine months ended September 30, 2021 and 2020 because they were antidilutive due to the net loss.

There were no antidilutive shares of RSUs that could be converted to common shares for the three months ended September 30, 2021, while approximately 0.2 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended September 30, 2020, because they were antidilutive due to the net loss, while less than 0.1 million and 0.2 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the nine months ended September 30, 2021 and 2020 because they were antidilutive due to the net loss.

There were no antidilutive shares of PSUs that could be converted to common shares for the three months ended September 30, 2021, while approximately 0.1 million shares of PSUs were not included for the three months ended September 30, 2020 because they were antidilutive due to the net loss, while there were no shares of PSUs that could be converted to common shares for the nine months ended September 30, 2021, while 0.1 million shares of PSUs were not included for the nine months ended September 30, 2020 because they were antidilutive due to the net loss.

(6)          Long-Term Debt

    The Company's long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Credit Facility Borrowings (1)	$198,000	$230,000
Second Lien Notes due 2024	200,000	200,000
	398,000	430,000
Unamortized discount on Second Lien Notes due 2024	(1,086)	(1,295)
Unamortized debt issuance cost on Second Lien Notes due 2024	(3,188)	(3,800)
Long-Term Debt, net	$393,726	$424,905
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of September 30, 2021 and December 31, 2020, we had $2.8 million and $1.4 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $198.0 million and $230.0 million as of September 30, 2021 and December 31, 2020, respectively. The Company is a party to a First Amended and Restated Senior Secured Revolving Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended (such agreement, the “Credit Agreement” and the borrowing facility provided thereby, the “Credit Facility”). In conjunction with its regularly scheduled semi-annual redetermination, the Company entered into the Seventh Amendment to the Credit Facility, effective April 16, 2021 (the “Seventh Amendment”), which among other things, (i) redetermined the borrowing base under the Credit Facility to $300 million (from $310 million), (ii) extended the maturity of our Credit Facility from April 19, 2022 to April 19, 2024; (iii) increased the applicable margin used to calculate the interest rate under the Credit Facility by 50 basis points, with the specific applicable margins determined by reference to borrowing base utilization; (iv) reduced the permitted ratio of Total Debt to EBITDA (each as defined in the Credit Agreement) from 3.50 to 1.00 (a) to 3.25 to 1.00 for the fiscal quarters ending on or before December 31, 2021 and (b) to 3.00 to 1.00 commencing with the fiscal quarter ending March 31, 2022; (v) implemented a minimum rolling hedge requirement of 50% of reasonably anticipated projected production from proved developed producing reserves for a 24-month period, and (vi) increased the mortgage coverage and title requirements from 85% to 90%.

The Credit Facility provides for a maximum credit amount of $600.0 million, subject to the current borrowing base of $300.0 million as of September 30, 2021. The borrowing base is regularly redetermined on or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders, in their discretion, in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodity prices, our hedge positions, changes in our lenders' lending criteria and our ability to raise capital to drill wells to replace produced reserves.

Interest under the Credit Facility accrues at the Company’s option either at an Alternate Base Rate plus the applicable margin (“ABR Loans”) or the LIBOR Rate plus the applicable margin (“Eurodollar Loans”). Effective April 16, 2021, the applicable margin ranged from 2.25% to 3.25% for ABR Loans and 3.25% to 4.25% for Eurodollar Loans. The Alternate Base Rate and LIBOR Rate are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.5% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. At the present time, the Credit Facility is subject to LIBOR rates but has a term that extends beyond the end of 2021 when LIBOR will be phased out. The Credit Agreement currently provides for options in the event LIBOR is discontinued. It is expected that the Credit Agreement will be amended at its upcoming fall redetermination to reference an alternative rate as established by JP Morgan, as Administrative Agent, and the Company.

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

    As of September 30, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $2.8 million and $2.9 million for the three months ended September 30, 2021 and 2020, respectively, and $8.1 million and $9.8 million for the nine months ended September 30, 2021 and 2020, respectively.

There was no capitalized interest on our unproved properties for both the three months ended September 30, 2021 and 2020, respectively, and for both the nine months ended September 30, 2021 and 2020, respectively.

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

    The Second Lien also contains a financial covenant measuring the ratio of total net debt-to-EBITDA, as defined in the Note Purchase Agreement, for the most recently completed four fiscal quarters, not to exceed 4.5 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2021, the Company was in compliance with all financial covenants under the Second Lien.

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

    As of September 30, 2021, total net amounts recorded for the Second Lien were $195.7 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $4.6 million for both the three months ended September 30, 2021 and 2020, respectively, and $13.8 million and $14.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings. During the nine months ended September 30, 2021 in connection with our semi-annual redetermination, the Company capitalized $2.4 million for expenses incurred under the Seventh Amendment to our Credit Facility. Additionally, the Company wrote-off $0.2 million in debt issuance costs related to lenders which fully exited the Credit Facility.

(7)          Acquisitions and Dispositions

    Effective December 22, 2017, the Company closed a purchase and sale contract to sell the Company's wellbores and facilities in the Bay De Chene field and recorded a $16.3 million obligation related to the funding of certain plugging and abandonment costs. Of the $16.3 million original obligation, $1.1 million and $0.4 million was paid during the nine months ended September 30, 2021 and 2020, respectively. The remaining obligation under this contract is $0.5 million and is carried in the accompanying condensed consolidated balance sheet current liability in “Accounts payable and accrued liabilities” as of September 30, 2021.

On August 3, 2021, the Company acquired the remaining working interest in 12 wells that SilverBow operates and additional Eagle Ford La Mesa assets and 850 net acres in our Webb County Dry Gas play. The total aggregate consideration was approximately $24 million, consisting of $13.2 million in cash and 516,675 shares of common stock valued at approximately $10.0 million on the closing date. The Company accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed. As a result, we allocated the purchase price to proved oil and gas properties. The issuance of the shares of common stock of the Company was completed in reliance upon the exemption from the registration requirements of the Securities Act.

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

During the three months ended September 30, 2021 and 2020, the Company recorded losses of $88.6 million and losses of $12.9 million, respectively, on its commodity derivatives. During the nine months ended September 30, 2021 and

2020, the Company recorded losses of $152.9 million and gains of $66.9 million, respectively. The Company made cash payments of $29.0 million and collected cash payments of $76.1 million for settled derivative contracts during the nine months ended September 30, 2021 and 2020, respectively. Included in our collected cash payments during the nine months ended September 30, 2020 was $38.3 million for monetized derivative contracts.

At September 30, 2021 and December 31, 2020, there were less than $0.1 million and $0.8 million, respectively, in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in October 2021 and January 2021, respectively. At September 30, 2021 and December 31, 2020, we also had $13.6 million and $0.8 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts payable and accrued liabilities” and were subsequently paid in October 2021 and January 2021, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model and are periodically verified against quotes from brokers. At September 30, 2021, there was $0.7 million and less than $0.1 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $94.8 million and $22.0 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2020, there was $4.8 million and $0.3 million in current and long-term unsettled derivative assets, respectively, and $8.2 million and $2.9 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying condensed consolidated balance sheet. Under the right of set-off, there was a $116.1 million net fair value liability at September 30, 2021, and a $6.0 million net fair value liability at December 31, 2020. For further discussion related to the fair value of the Company's derivatives, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts in place as of September 30, 2021:

Oil Derivative Contracts (New York Mercantile Exchange (“NYMEX”) WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2021 Contracts
4Q21	272,662	$57.50
2022 Contracts
1Q22	223,455	$49.32
2Q22	136,500	$56.66
3Q22	246,100	$49.63
4Q22	184,000	$54.84
2023 Contracts
1Q23	81,900	$55.70
Collar Contracts
2021 Contracts
4Q21	84,640		$34.70	$41.01
2022 Contracts
1Q22	40,500		$40.00	$45.55
2Q22	115,850		$39.25	$46.20
2023 Contracts
2Q23	65,975		$56.00	$63.20

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2021 Contracts
4Q21	1,530,000	$3.60
2022 Contracts
1Q22	232,500	$4.00
2Q22	3,795,000	$2.99
3Q22	4,142,100	$3.02
4Q22	2,760,000	$3.14
Collar Contracts
2021 Contracts
4Q21	9,301,000		$2.73	$3.15
2022 Contracts
1Q22	9,055,000		$2.87	$3.55
2Q22	6,156,500		$2.29	$2.74
3Q22	6,739,000		$2.60	$2.98
4Q22	7,765,076		$2.69	$3.20
2023 Contracts
1Q23	8,347,000		$2.89	$3.52
2Q23	4,125,000		$2.49	$2.92
3Q23	1,380,000		$2.60	$3.13

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2021 Contracts
4Q21	11,040,000	$(0.013)
2022 Contracts
1Q22	8,100,000	$0.093
2Q22	3,640,000	$(0.051)
3Q22	3,680,000	$(0.043)
4Q22	3,680,000	$(0.048)

Oil Basis Swaps (Argus Cushing (WTI) and Magellan East Houston)	Total Volumes (Bbls)	Weighted-Average Price
2021 Contracts
4Q21	241,500	$1.28
Calendar Monthly Roll Differential Swaps
2021 Contracts
4Q21	241,500	$(0.33)
2022 Contracts
1Q22	261,000	$0.19
2Q22	263,900	$0.19
3Q22	266,800	$0.19
4Q22	266,800	$0.19

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2021 Contracts
4Q21	192,324	$24.26
2022 Contracts
1Q22	135,000	$25.75
2Q22	91,000	$26.87
3Q22	92,000	$26.87
4Q22	92,000	$26.87

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of each of September 30, 2021 and December 31, 2020, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these Notes to Condensed Consolidated Financial Statements.

	Fair Value Measurements at
(in millions)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Assets
Natural Gas Basis Derivatives	$0.6	$—	$0.6	$—
Oil Basis Derivatives	0.1	—	0.1	—
Liabilities
Natural Gas Derivatives	80.3	—	80.3	—
Natural Gas Basis Derivatives	2.6	—	2.6	—
Oil Derivatives	26.3	—	26.3	—
Oil Basis Derivatives	0.8	—	0.8	—
NGL Derivatives	6.7	—	6.7	—
December 31, 2020
Assets
Natural Gas Derivatives	1.5	—	1.5	—
Natural Gas Basis Derivatives	1.1	—	1.1	—
Oil Derivatives	2.5	—	2.5	—
Liabilities
Natural Gas Derivatives	4.0	—	4.0	—
Natural Gas Basis Derivatives	0.4	—	0.4	—
Oil Derivatives	5.9	—	5.9	—
Oil Basis Derivatives	0.8	—	0.8	—

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2020 and the nine months ended September 30, 2021 (in thousands):

Asset Retirement Obligations as of December 31, 2019	$4,447
Accretion expense	354
Liabilities incurred for new wells and facilities construction	281
Reductions due to plugged wells and facilities	(103)
Revisions in estimates	(5)
Asset Retirement Obligations as of December 31, 2020	$4,974
Accretion expense	226
Liabilities incurred for new wells, acquired wells and facilities construction	347
Reductions due to plugged wells and facilities	(192)
Revisions in estimates	(157)
Asset Retirement Obligations as of September 30, 2021	$5,198

At September 30, 2021 and December 31, 2020, approximately $0.5 million and $0.4 million, respectively, of our asset retirement obligations were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets.

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

Company Overview

    SilverBow is an independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford and Austin Chalk located in South Texas where it has assembled approximately 143,000 net acres across five operating areas. SilverBow's acreage position in each of its operating areas is highly contiguous and designed for optimal and efficient horizontal well development. The Company has built a balanced portfolio of properties with a significant base of current production and reserves coupled with low-risk development drilling opportunities and meaningful upside from newer operating areas.
    Being a committed and long-term operator in South Texas, SilverBow possesses a significant understanding of the reservoir characteristics, geology, landowners and competitive landscape in the region. The Company leverages this in-depth knowledge to continue to assemble high quality drilling inventory while continuously enhancing its operations to maximize returns on capital invested.

Operational Results

    Total production for the nine months ended September 30, 2021 increased 9% from the nine months ended September 30, 2020 to 203 million cubic feet of natural gas equivalent per day as SilverBow pursued a moderated growth strategy and did not have any curtailed production impacting results.

During the third quarter of 2021, SilverBow drilled six net wells, completed 11 wells and brought 11 wells online. As expected, the Company concluded its mid-year liquids development program with the majority of completion activity focused in its La Salle Condensate and McMullen Oil areas. As a result of strong well performance, oil production increased nearly 50% quarter-over-quarter. In the La Salle Condensate area, SilverBow brought online a Briggs Knolle two-well pad which produced a 30-day average of 2,524 barrels of oil equivalent per day (“Boe/d”) (72% liquids), and a Briggs Knolle four-well pad which produced a 30-day average of 4,202 Boe/d (78% liquids).

Across the 11 total well completions during the quarter, the Company realized $9 million of cost savings due to reduced cycle times for both drilling and completion ("D&C") operations along with various well design and construction optimizations. Year-to-date, D&C costs per lateral foot are 14% lower compared to 2020. Additionally, SilverBow extended its streak of zero total recordable incidents on a rolling twelve month basis from the beginning of 2020 through the third quarter of 2021.

The Company continues to drill and appraise the Austin Chalk and is reviewing early and encouraging results from its second Austin Chalk well in Webb County. The Fasken 201H, which came online in August, produced over 12 MMcf/d on average over the first 60 days, and thus far is producing in-line with SilverBow's first Austin Chalk well at Rio Bravo. Both wells are exceeding offset type curves in the area and are exhibiting some of the highest commercial economics in the Company's portfolio. SilverBow is also assessing the initial results of a third Webb County Austin Chalk well which started producing in October.

The Company currently does not have a drilling rig active, but plans to add one rig in December which will drill one net La Mesa well by year-end. As previously discussed, the Company has elected to participate in three gross (one net) non-operated Webb County wells which are expected to be brought online during the fourth quarter.

Recent Acquisitions: On August 3, 2021, the Company acquired the remaining working interest in 12 wells that that SilverBow operates, additional Eagle Ford La Mesa assets and 850 net acres in our Webb County Dry Gas play. On October 1, 2021, we closed on our previously announced all-stock transaction to acquire oil and gas assets in the Eagle Ford. The acquired assets include a 100% working interest in approximately 15,000 net oil-weighted acres across Atascosa, Fayette and Lavaca counties, as well as approximately 26,000 net gas-weighted acres directly offsetting our existing position in McMullen and Live Oak counties. On October 8, 2021, the Company entered into another purchase and sale agreement to acquire oil and gas assets in the Eagle Ford, including 62 net PDP wells with liquids production of approximately 71% (46% of production attributable to oil) and approximately 17,000 net acres across the oil window in La Salle, McMullen, DeWitt and Lavaca counties. See Note 7 and the Subsequent Event section within Note 2 to SilverBow's condensed consolidated financial statements for more information on our recent acquisitions. We continue to take advantage of opportunities to expand our core positions through acquisitions.

    2021 Cost Reduction Initiatives: SilverBow continues to focus on cost reduction measures in the areas that it can control. These initiatives include the use of regional sand in completions and improved utilization of existing facilities. As previously mentioned, the Company continues to improve its process for drilling, completing and equipping wells. SilverBow's procurement team takes a process-oriented approach to reducing the total delivered costs of purchased services by examining costs at their most granular level. Services are routinely sourced directly from the suppliers. The Company's LOE and workover expenses were $19.3 million or $0.35 per thousand cubic feet of gas equivalent (“Mcfe”) for the first nine months of 2021, as compared to $16.0 million or $0.32 per Mcfe for the same period in 2020. The increase in costs was due to incremental expenses related to Winter Storm Uri, higher salt water disposal, utilities and higher compression costs. These increases were partially mitigated by lower treating and labor costs.
    SilverBow's net general and administrative (“net G&A”) costs were $14.9 million, or $0.27 per Mcfe, and cash G&A costs were $11.4 million (a non-GAAP financial measure calculated as net G&A costs less $3.5 million of share-based compensation), or $0.21 per Mcfe, for the first nine months of 2021, compared to net G&A costs of $17.9 million, or $0.36 per Mcfe, and cash G&A costs of $14.4 million (a non-GAAP financial measure calculated as net G&A costs less $3.5 million of share-based compensation), or $0.29 per Mcfe, for the nine months ended September 30, 2020.

SilverBow reports cash G&A because management uses it as an indicator of cost management and operating efficiency on a comparable basis from period to period and SilverBow believes this provides useful information to analysts and investors. In addition, the Company believes cash G&A expenses are used by analysts and others in valuation, comparison and investment recommendations of companies in the oil and gas industry to allow for analysis of G&A spend without regard to stock-based compensation programs which can vary substantially from company to company. Cash G&A expenses should not be considered as an alternative to, or more meaningful than, total net G&A expenses.

Liquidity and Capital Resources

    SilverBow's primary use of cash has been to fund capital expenditures to develop its oil and gas properties, fund acquisitions and to repay Credit Facility borrowings. As of September 30, 2021, the Company’s liquidity consisted of $1.0 million of cash-on-hand and $102.0 million in available borrowings on its Credit Facility, which had a $300 million borrowing base. Management believes the Company has sufficient liquidity to meet its obligations through the fourth quarter of 2022 and execute its long-term development plans. For more details, see the Credit Facility section within Note 6 to SilverBow's condensed consolidated financial statements for more information on its Credit Facility.

On August 13, 2021, we entered into an equity distribution agreement with Johnson Rice & Company L.L.C. and Truist Securities, Inc. (“Sales Agents”). Pursuant to the terms of the agreement, we may sell from time to time shares of our common stock having aggregate proceeds of up to $40,000,000 (the “ATM Program”). We intend to use the net proceeds from any sales through the ATM Program, after deducting the Sales Agent’s commission and the Company’s offering expenses, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment or refinancing of outstanding debt, financing acquisitions or investments, financing other business opportunities, and general working capital purposes. Under the Sale Agreement, the Company sold 669,600 shares during the three months ended September 30, 2021 for net proceeds of $12.8 million after underwriting commissions and other related expenses.

Contractual Commitments and Obligations

    As of September 30, 2021 and December 31, 2020, the Company had approximately $16.0 million and $4.4 million, respectively, in net operating leases liabilities. The increase was primarily due to compression equipment leases and the Company's corporate office lease. There were no other material changes in SilverBow's contractual commitments during the nine months ended September 30, 2021 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Summary of 2021 Financial Results Through September 30, 2021

•Revenues and Net Income (Loss): The Company's oil and gas revenues were $255.9 million for the nine months ended September 30, 2021, compared to $123.9 million for the nine months ended September 30, 2020. Revenues were higher due to increased production volumes and overall higher commodity pricing. The Company's net loss was $27.5 million for the nine months ended September 30, 2021, compared to a net loss of $318.7 million for the nine months ended September 30, 2020. The decrease in net loss was primarily due to higher revenues due to increased production volumes and higher commodity pricing along with no non-cash impairment write-down during the current period.

•Capital Expenditures: The Company's capital expenditures on an accrual basis were $109.9 million for the nine months ended September 30, 2021 compared to $75.7 million for the nine months ended September 30, 2020. The expenditures for the nine months ended September 30, 2021 and 2020 were primarily attributable to drilling and completion activity.

•Working Capital: The Company had a working capital deficit of $127.9 million at September 30, 2021 and a working capital deficit of $23.1 million at December 31, 2020. The working capital computation does not include available liquidity through our Credit Facility.

•Cash Flows: For the nine months ended September 30, 2021, the Company generated cash from operating activities of $133.6 million during which we had a working capital deficit of $13.9 million. Cash used for property additions was $98.2 million while cash used in property acquisitions was $13.2 million. This excluded $11.4 million attributable to a net increase of capital-related payables and accrued costs. Additionally, $1.1 million was paid during the nine months ended September 30, 2021 for property abandonment obligations related to the sale of our former Bay De Chene field. The Company’s net repayments on the Credit Facility were $32.0 million during the nine months ended September 30, 2021.

For the nine months ended September 30, 2020, the Company generated cash from operating activities of $127.8 million, of which $2.4 million was attributable to changes in working capital. Cash used for property additions was $102.7 million. This included $25.6 million attributable to a net decrease of capital-related payables and accrued costs. Additionally, $0.4 million was paid during the nine months ended September 30, 2020 for property abandonment obligations related to the sale of our former Bay De Chene field. The Company’s net repayments on the Credit Facility were $26.0 million during the nine months ended September 30, 2020.

Results of Operations

Revenues — Three Months Ended September 30, 2021 and Three Months Ended September 30, 2020

Natural gas production was 77% and 71% of the Company's production volumes for the three months ended September 30, 2021 and 2020. Natural gas sales were 63% and 51% of oil and gas sales for the three months ended September 30, 2021 and 2020, respectively.

Crude oil production was 11% and 17% of the Company's production volumes for the three months ended September 30, 2021 and 2020, respectively. Crude oil sales were 25% and 39% of oil and gas sales for the three months ended September 30, 2021 and 2020, respectively.

NGL production was 12% of the Company's production volumes for both the three months ended September 30, 2021 and 2020, respectively. NGL sales were 12% and 10% of oil and gas sales for the three months ended September 30, 2021 and 2020, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the three months ended September 30, 2021 and 2020:

Fields	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$30.9	4,807	$11.8	3,802
AWP	15.5	2,073	15.3	3,659
Fasken	37.2	9,012	13.0	6,500
Other (1)	15.6	3,638	5.6	2,848
Total	$99.2	19,530	$45.7	16,809
(1) Primarily composed of the Company's Rio Bravo, Oro Grande and Uno Mas fields.

The sales volumes increase from 2020 to 2021 was primarily due to overall increased production as a result of increased drilling and completion activity during 2021 and return of volumes that had been curtailed during 2020.

    In the third quarter of 2021, our $53.5 million, or 117%, increase in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $50.8 million favorable impact on sales due to overall higher commodity pricing; and
•Volume variances that had an approximately $2.8 million favorable impact on sales due to overall increased commodity production.

    The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended September 30, 2021 and 2020 (in thousands, except per-dollar amounts):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Production volumes:
Oil (MBbl) (1)	368	472
Natural gas (MMcf)	15,092	11,897
Natural gas liquids (MBbl) (1)	372	347
Total (MMcfe)	19,530	16,809

Oil, natural gas and natural gas liquids sales:
Oil	$25,230	$17,665
Natural gas	62,529	23,595
Natural gas liquids	11,489	4,439
Total	$99,249	$45,699

Average realized price:
Oil (per Bbl)	$68.54	$37.45
Natural gas (per Mcf)	4.14	1.98
Natural gas liquids (per Bbl)	30.92	12.79
Average per Mcfe	$5.08	$2.72

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(17.18)	$6.91
Natural gas (per Mcf)	(0.69)	0.39
Natural gas liquids (per Bbl)	(7.07)	(0.01)
Average per Mcfe	$(0.99)	$0.47

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$51.36	$44.36
Natural gas (per Mcf)	3.46	2.37
Natural gas liquids (per Bbl)	23.85	12.78
Average per Mcfe	$4.09	$3.19

(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the three months ended September 30, 2021 and 2020, the Company recorded net losses of $88.6 million and $12.9 million from our derivatives activities, respectively. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended September 30, 2021 and Three Months Ended September 30, 2020
The following table provides additional information regarding our expenses for the three months ended September 30, 2021 and 2020 (in thousands):

Costs and Expenses	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
General and administrative, net	$5,257	$5,833
Depreciation, depletion, and amortization	16,054	13,975
Accretion of asset retirement obligations	77	90
Lease operating expenses	6,978	5,211
Workovers	423	8
Transportation and gas processing	5,913	5,094
Severance and other taxes	4,908	2,512
Interest expense, net	7,433	7,444

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.27 and $0.35 for the three months ended September 30, 2021 and 2020, respectively. The decrease per Mcfe was due to higher production while the decrease in costs was primarily due to lower salaries and burdens, professional fees and lower temporary labor fees. Included in general and administrative expenses is $1.2 million and $1.1 million in share-based compensation for the three months ended September 30, 2021 and 2020, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $0.82 and $0.83 for the three months ended September 30, 2021 and 2020, respectively.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.38 and $0.31 for the three months ended September 30, 2021 and 2020, respectively. The increase in costs was due to higher compression and salt water disposal costs, partially offset by lower treating costs.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.30 for both the three months ended September 30, 2021 and 2020.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.25 and $0.15 for the three months ended September 30, 2021 and 2020, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 4.9% and 5.5% for the three months ended September 30, 2021 and 2020, respectively.

    Interest. Our gross interest cost was $7.4 million for both the three months ended September 30, 2021 and 2020. There were no capitalized interest costs for the three months ended September 30, 2021 or 2020.

Income Taxes. The Company recorded an income tax benefit of $(0.4) million and $(0.6) million for the three months ended September 30, 2021 and 2020, respectively. The benefit was fully attributable to a current state income tax benefit.

Revenues — Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020

    Natural gas production was 79% and 77% of the Company's production volumes for the nine months ended September 30, 2021 and 2020, respectively. Natural gas sales were 67% and 59% of oil and gas sales for the nine months ended September 30, 2021 and 2020, respectively.

Crude oil production was 10% and 13% of the Company's production volumes for both the nine months ended September 30, 2021 and 2020, respectively. Crude oil sales were 23% and 33% of oil and gas sales for the nine months ended September 30, 2021 and 2020, respectively.

NGL production was 11% and 10% of the Company's production volumes for the nine months ended September 30, 2021 and 2020, respectively. NGL sales were 10% and 8% of oil and gas sales for both the nine months ended September 30, 2021 and 2020, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the nine months ended September 30, 2021 and 2020:

Fields	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Artesia Wells	$61.1	11,550	$30.6	10,016
AWP	46.6	7,037	33.9	8,872
Fasken	99.0	25,567	44.2	23,676
Other (1)	49.1	10,967	15.2	7,904
Total	$255.8	55,121	$123.9	50,468
(1) Primarily composed of the Company's Rio Bravo, Oro Grande and Uno Mas fields.

The sales volumes increase from 2020 to 2021 was primarily due to increased natural gas production partially offset by lower oil production in 2021 as well as the return of volumes that had been curtailed in 2020.

    In the nine months ended September 30, 2021, our $131.9 million, or 106%, increase in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $127.3 million favorable impact on sales due to overall higher commodity pricing; and
•Volume variances that had an approximately $4.6 million favorable impact on sales due to higher natural gas and NGL production.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the nine months ended September 30, 2021 and 2020 (in thousands, except per-dollar amounts):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Production volumes:
Oil (MBbl) (1)	933	1,093
Natural gas (MMcf)	43,594	39,018
Natural gas liquids (MBbl) (1)	988	815
Total (MMcfe)	55,121	50,468

Oil, natural gas and natural gas liquids sales:
Oil	$58,587	$40,979
Natural gas	172,234	73,170
Natural gas liquids	25,030	9,772
Total	$255,850	$123,921

Average realized price:
Oil (per Bbl)	$62.82	$37.48
Natural gas (per Mcf)	3.95	1.88
Natural gas liquids (per Bbl)	25.32	11.99
Average per Mcfe	$4.64	$2.46

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(16.57)	$17.05
Natural gas (per Mcf)	(0.29)	0.50
Natural gas liquids (per Bbl)	(4.19)	—
Average per Mcfe	$(0.58)	$0.76

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$46.25	$54.54
Natural gas (per Mcf)	3.66	2.38
Natural gas liquids (per Bbl)	21.13	11.99
Average per Mcfe	$4.06	$3.22

(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the nine months ended September 30, 2021 and 2020, the Company recorded net losses of $152.9 million and net gains of $66.9 million from our derivatives activities, respectively. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020
The following table provides additional information regarding our expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

Costs and Expenses	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
General and administrative, net	$14,872	$17,926
Depreciation, depletion, and amortization	45,485	51,130
Accretion of asset retirement obligations	226	263
Lease operating expenses	18,767	16,023
Workovers	512	8
Transportation and gas processing	17,175	16,291
Severance and other taxes	11,974	7,513
Interest expense, net	21,888	23,876
Write-down of oil and gas properties	—	355,948

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.27 and $0.36 for the nine months ended September 30, 2021 and 2020, respectively. The decrease per Mcfe was due to higher production while the decrease in costs was primarily due to lower salaries and burdens, professional fees and temporary labor fees. Included in general and administrative expenses is $3.5 million in share-based compensation for both the nine months ended September 30, 2021 and 2020, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $0.83 and $1.01 for the nine months ended September 30, 2021 and 2020, respectively. The decrease on a per Mcfe basis was driven by reductions to our depletable base due to non-cash impairment write-downs in the previous year.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.35 and $0.32 for the nine months ended September 30, 2021 and 2020, respectively. The increase in costs was due to higher compression and salt water disposal costs, partially offset by lower treating and labor costs.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.31 and $0.32 for the nine months ended September 30, 2021 and 2020, respectively.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.22 and $0.15 for the nine months ended September 30, 2021 and 2020, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 4.7% and 6.1% for the nine months ended September 30, 2021 and 2020, respectively.

    Interest. Our gross interest cost was $21.9 million and $23.9 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in gross interest cost is primarily due to decreased borrowings. There were no capitalized interest costs for the nine months ended September 30, 2021 and 2020.

Write-down of oil and gas properties. Due to the effects of pricing and timing of projects, for the nine months ended September 30, 2020, we reported a non-cash impairment write-down, on a pre-tax basis, of $355.9 million on our oil and natural gas properties. There was no impairment for the nine months ended September 30, 2021.

Income Taxes. The Company recorded an income tax benefit of $(0.4) million for the nine months ended September 30, 2021 which was fully attributable to a current state income tax benefit. In March and April 2020, the COVID-19 pandemic caused volatility in the market price for crude oil due to the disruption of global supply and demand. In response to these market conditions and given the decline in oil prices and economic outlook for our Company, during the quarter ended June 30, 2020, management determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other deferred tax assets and, accordingly, recorded a full valuation allowance as a discrete item in the second quarter to offset its net deferred tax assets in excess of deferred tax liabilities. This resulted in tax expenses of $21.2 million in the second quarter of 2020 and an income tax provision of $20.6 million and the nine months ended September 30, 2020.

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
• actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries) with respect to oil production levels and announcements of potential changes in such levels;
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
• impairment on our properties due to lower commodity prices;
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

Interest Rate Risk. At September 30, 2021, we had a combined $398.0 million drawn under our Credit Facility and our Second Lien, which bear floating rates of interest and therefore are susceptible to interest rate fluctuations. These variable interest rate borrowings are also impacted by changes in short-term interest rates. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility and Second Lien at September 30, 2021 would increase our annual interest expense by $4.0 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    On August 3, 2021, the Company acquired the remaining working interest in 12 wells that that SilverBow operates and additional Eagle Ford La Mesa assets and 850 net acres in our Webb County Dry Gas play. The total aggregate consideration was approximately $24 million, consisting of $13.2 million in cash and 516,675 shares of common stock valued at approximately $10.0 million issued to San Isidro Energy Company II, LLC on the closing date. The issuance of the shares of common stock of the Company was completed in reliance upon the exemption from the registration requirements of the Securities Act, provided by Section 4(a)(2) thereof.

Except as previously disclosed in a Current Report on Form 8-K, no other unregistered sales of our common stock were made during the three months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

    Not applicable.

Item 4. Mine Safety Disclosures.

    Not applicable.

Item 5. Other Information.

Not applicable.

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

10.1
Purchase and Sale Agreement, effective August 1, 2021, between the SilverBow Resources, Inc., and SilverBow Resources Operating, LLC and San Isidro Energy Company II, LLC. (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form S-3 filed August 27, 2021, File No. 333-259122).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from SilverBow Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Stockholders Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
# Furnished herewith. Not considered to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERBOW RESOURCES, INC. (Registrant)
Date:	November 4, 2021	By:	/s/ Christopher M. Abundis
Christopher M. Abundis Executive Vice President, Chief Financial Officer, General Counsel and Secretary

Date:	November 4, 2021	By:	/s/ W. Eric Schultz
W. Eric Schultz Controller