Form 10-Q
period 2022-06-30
SILVERBOW RESOURCES, INC.
filed 2022-08-04
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022
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

Yes	☑	No	☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	22,306,506 Shares outstanding at July 29, 2022

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
• the benefits of the recently completed transactions with SandPoint Operating, LLC, a subsidiary of SandPoint Resources, LLC (collectively, “SandPoint”) and Sundance Energy, Inc. and its affiliated entities (collectively, “Sundance”);
• risks related to the recently completed Sundance and SandPoint transactions, including the risk that the benefits of the transactions may not be fully realized or may take longer to realize than expected, that we will fail to successfully integrate the properties and assets into our business and that management attention will be diverted to integration-related issues;
• operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
• volatility in natural gas, oil and natural gas liquids prices;
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
• general economic and political conditions, including inflationary pressures, increased interest rates, a general economic slowdown or recession, political tensions and war;
• opportunities to monetize assets;
• our ability to execute on strategic initiatives;
• effectiveness of our risk management activities including hedging strategy;

• environmental liabilities;
• counterparty credit risk;
• governmental regulation and taxation of the oil and natural gas industry;
• developments in world oil and natural gas markets and in oil and natural gas-producing countries;
• uncertainty regarding our future operating results; and
• other risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission (“SEC”).

Many of the foregoing risks and uncertainties, as well as risks and uncertainties that are currently unknown to us, are, and may be, exacerbated by the ongoing conflict in Ukraine, increasing economic uncertainty and inflationary pressures and the COVID-19 pandemic and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this quarterly report, our annual report on Form 10-K for the year ended December 31, 2021 or other filings with the SEC, occur or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our other filings with the SEC. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$9,408	$1,121
Accounts receivable, net	110,093	49,777
Fair value of commodity derivatives	10,094	2,806
Other current assets	7,201	1,875
Total Current Assets	136,796	55,579
Property and Equipment:
Property and equipment, full cost method, including $21,412 and $17,090, respectively, of unproved property costs not being amortized at the end of each period	2,200,603	1,611,953
Less – Accumulated depreciation, depletion, amortization & impairment	(917,619)	(869,985)
Property and Equipment, Net	1,282,984	741,968
Right of use assets	16,705	16,065
Fair value of long-term commodity derivatives	5,829	201
Other long-term assets	10,041	5,641
Total Assets	$1,452,355	$819,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$78,778	$35,034
Fair value of commodity derivatives	136,185	47,453
Accrued capital costs	24,166	7,354
Accrued interest	1,420	697
Current lease liability	9,188	7,222
Undistributed oil and gas revenues	23,323	23,577
Total Current Liabilities	273,060	121,337
Long-term debt, net	640,175	372,825
Non-current lease liability	7,788	9,090
Deferred tax liabilities	7,721	6,516
Asset retirement obligations	8,375	5,526
Fair value of long-term commodity derivatives	36,913	8,585
Other long-term liabilities	5,066	3,043
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 22,652,048 and 16,822,845 shares issued, respectively, and 22,306,690 and 16,631,175 shares outstanding, respectively	227	168
Additional paid-in capital	573,259	413,017
Treasury stock, held at cost, 345,358 and 191,670 shares, respectively	(7,095)	(2,984)
Accumulated deficit	(93,134)	(117,669)
Total Stockholders’ Equity	473,257	292,532
Total Liabilities and Stockholders’ Equity	$1,452,355	$819,454
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Revenues:
Oil and gas sales	$182,605	$69,861

Operating Expenses:
General and administrative, net	5,710	4,834
Depreciation, depletion, and amortization	26,441	16,039
Accretion of asset retirement obligations	101	74
Lease operating expenses	10,270	5,515
Workovers	2	76
Transportation and gas processing	6,769	6,206
Severance and other taxes	9,838	3,577
Total Operating Expenses	59,131	36,321

Operating Income	123,474	33,540

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(22,406)	(46,067)
Interest expense, net	(7,902)	(7,436)
Other income (expense), net	(10)	12

Income (Loss) Before Income Taxes	93,156	(19,951)

Provision (Benefit) for Income Taxes	4,366	—

Net Income (Loss)	$88,790	$(19,951)

Per Share Amounts:

Basic Earnings (Loss) Per Share	$5.05	$(1.64)

Diluted Earnings (Loss) Per Share	$4.95	$(1.64)

Weighted-Average Shares Outstanding - Basic	17,581	12,190

Weighted-Average Shares Outstanding - Diluted	17,938	12,190

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenues:
Oil and gas sales	$312,261	$156,602

Operating Expenses:
General and administrative, net	10,497	9,616
Depreciation, depletion, and amortization	47,595	29,431
Accretion of asset retirement obligations	200	148
Lease operating expenses	19,395	11,789
Workovers	649	90
Transportation and gas processing	13,121	11,262
Severance and other taxes	17,602	7,066
Total Operating Expenses	109,059	69,402

Operating Income	203,202	87,200

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(162,648)	(64,326)
Interest expense, net	(14,459)	(14,454)
Other income (expense), net	52	9

Income (Loss) Before Income Taxes	26,147	8,429

Provision (Benefit) for Income Taxes	1,612	—

Net Income (Loss)	$24,535	$8,429

Per Share Amounts:

Basic Earnings (Loss) Per Share	$1.43	$0.70

Diluted Earnings (Loss) Per Share	$1.40	$0.68

Weighted-Average Shares Outstanding - Basic	17,146	12,110

Weighted-Average Shares Outstanding - Diluted	17,506	12,379

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2020	$121	$297,712	$(2,372)	$(204,428)	$91,033
Purchase of treasury shares (60,177 shares)	—	—	(488)	—	(488)
Vesting of share-based compensation (283,113 shares)	2	(2)	—	—	—
Share-based compensation	—	1,131	—	—	1,131
Net Income	—	—	—	28,380	28,380
Balance, March 31, 2021	$123	$298,841	$(2,860)	$(176,048)	$120,056
Purchase of treasury shares (13,969 shares)	—	—	(115)	—	(115)
Vesting of share-based compensation (51,332 shares)	1	(1)	—	—	—
Share-based compensation	—	1,248	—	—	1,248
Net Loss	—	—	—	(19,951)	(19,951)
Balance, June 30, 2021	$124	$300,088	$(2,975)	$(195,999)	$101,238

Balance, December 31, 2021	$168	$413,017	$(2,984)	$(117,669)	$292,532
Purchase of treasury shares (96,012 shares)	—	—	(2,462)	—	(2,462)
Treasury shares pursuant to purchase price adjustment (41,191 shares)	—	—	(1,146)	—	(1,146)
Vesting of share-based compensation (318,390 shares)	3	(3)	—	—	—
Issuance pursuant to acquisition (489 shares)	—	12	—	—	12
Share-based compensation	—	1,101	—	—	1,101
Net Loss	—	—	—	(64,255)	(64,255)
Balance, March 31, 2022	$171	$414,127	$(6,592)	$(181,924)	$225,782
Stock options exercised (4,497 shares)	—	39	—	—	39
Purchase of treasury shares (16,485 shares)	—	—	(503)	—	(503)
Vesting of share-based compensation (57,355 shares)	1	(1)	—	—	—
Issuance pursuant to acquisition (5,448,472 shares)	55	157,338	—	—	157,393
Share-based compensation	—	1,756	—	—	1,756
Net Income	—	—	—	88,790	88,790
Balance, June 30, 2022	$227	$573,259	$(7,095)	$(93,134)	$473,257
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$24,535	$8,429
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	47,595	29,431
Accretion of asset retirement obligations	200	148
Deferred income taxes	1,205	—
Share-based compensation	2,714	2,260
(Gain) Loss on derivatives, net	162,648	64,326
Cash settlement (paid) received on derivatives	(90,603)	(10,708)
Settlements of asset retirement obligations	(54)	(166)
Write down of debt issuance cost	350	229
Other	1,668	1,202
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable and other current assets	(34,422)	(1,387)
Increase (decrease) in accounts payable and accrued liabilities	(1,254)	(502)
Increase (decrease) in income taxes payable	304	—
Increase (decrease) in accrued interest	723	(28)
Net Cash Provided by (Used in) Operating Activities	115,609	93,234
Cash Flows from Investing Activities:
Additions to property and equipment	(93,746)	(56,995)
Acquisition of oil and gas properties, net of purchase price adjustments	(272,225)	(207)
Proceeds from the sale of property and equipment	2,532	—
Payments on property sale obligations	(750)	(1,084)
Net Cash Provided by (Used in) Investing Activities	(364,189)	(58,286)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	482,000	123,000
Payments of bank borrowings	(215,000)	(155,000)
Net proceeds from stock options exercised	39	—
Purchase of treasury shares	(2,965)	(603)
Payments of debt issuance costs	(7,207)	(2,400)
Net Cash Provided by (Used in) Financing Activities	256,867	(35,003)
Net Increase (Decrease) in Cash and Cash Equivalents	8,287	(55)
Cash and Cash Equivalents at Beginning of Period	1,121	2,118
Cash and Cash Equivalents at End of Period	$9,408	$2,063
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$12,228	$13,282
Non-cash Investing and Financing Activities:
Changes in capital accounts payable and capital accruals	$20,882	$1,307
Non-cash equity consideration for acquisitions	$(156,259)	$—
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

Through July 31, 2022, the Company entered into additional derivative contracts. The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts entered into after June 30, 2022:

Oil Derivative Contracts (New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2023 Contracts
1Q23	90,000	$91.94
2Q23	91,000	$88.82
3Q23	92,000	$86.44
4Q23	92,000	$84.40
2024 Contracts
1Q24	45,500	$78.50
2Q24	45,500	$78.50
3Q24	114,000	$77.84
4Q24	102,000	$77.09
Collar Contracts
2022 Contracts
3Q22	30,500		$98.00	$107.10
4Q22	46,000		$90.00	$103.80

Oil Basis Swaps (Argus Cushing (WTI) and Magellan East Houston)	Total Volumes (Bbls)	Weighted-Average Price
2022 Contracts
3Q22	30,500	$3.96

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2023 Contracts
2Q23	1,820,000	$4.62
3Q23	1,840,000	$4.67
2024 Contracts
1Q24	145,000	$5.34
2Q24	455,000	$4.31
Collar Contracts
2022 Contracts
3Q22	340,000		$6.00	$7.36
4Q22	1,840,000		$6.00	$7.60
2023 Contracts
1Q23	1,800,000		$6.00	$7.76
4Q23	1,840,000		$4.75	$5.25

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2023 Contracts
1Q23	900,000	$0.007
2Q23	910,000	$(0.186)
3Q23	920,000	$(0.152)
4Q23	920,000	$(0.148)
2024 Contracts
1Q24	1,820,000	$0.144
2Q24	1,820,000	$(0.263)
3Q24	1,840,000	$(0.221)
4Q24	1,840,000	$(0.202)

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2023 Contracts
1Q23	45,500	$32.92
2Q23	45,500	$32.92
3Q23	46,000	$32.92
4Q23	46,000	$32.92

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For both the three months ended June 30, 2022 and 2021, such internal costs when capitalized totaled $1.2 million. For the six months ended June 30, 2022 and 2021, such internal costs when capitalized totaled $2.2 million and $2.3 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties. There was no capitalized interest on our unproved properties for the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021.

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	June 30, 2022	December 31, 2021
Property and Equipment
Proved oil and gas properties	$2,173,225	$1,588,978
Unproved oil and gas properties	21,412	17,090
Furniture, fixtures and other equipment	5,966	5,885
Less – Accumulated depreciation, depletion, amortization & impairment	(917,619)	(869,985)
Property and Equipment, Net	$1,282,984	$741,968

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

The quarterly calculations of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. There was no impairment for the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021.

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

Accounts Receivable, Net. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both June 30, 2022 and December 31, 2021, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable, net” balance on the accompanying condensed consolidated balance sheets.

At June 30, 2022, our “Accounts receivable, net” balance included $80.3 million for oil and gas sales, $1.6 million due from joint interest owners, $26.0 million for purchase price adjustments related to our Sundance acquisition, $1.6 million for severance tax credit receivables and $0.7 million for other receivables. At December 31, 2021, our “Accounts receivable, net” balance included $45.3 million for oil and gas sales, $1.9 million due from joint interest owners, $1.0 million for severance tax credit receivables and $1.5 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net,” on the accompanying condensed consolidated statements of operations. The amount of supervision fees charged for each of the six months ended June 30, 2022 and 2021 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $1.7 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $3.4 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. Management has determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other federal deferred tax assets and, accordingly, has recorded a valuation allowance to offset its net federal deferred tax assets in excess of deferred tax liabilities. The Company maintains a full valuation allowance against its net federal deferred tax assets in excess of deferred tax liabilities, with the exception of a $6.6 million and $5.5 million deferred tax liability that was recorded as of June 30, 2022 and December 31, 2021, respectively. We recorded an income tax provision of $4.4 million and $1.6 million for the three and six months ended June 30, 2022, respectively, which was primarily attributable to a deferred federal income tax expense and state deferred income tax expense. The provision for the three and six months ended June 30, 2022 is a product of the overall forecasted annual effective tax rate applied to the year to date income. There was no income tax expense or benefit for the three and six months ended June 30, 2021.

In the event we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended), our ability to use net operating losses generated prior to the ownership change may be limited. Generally, an “ownership change” occurs if one or more shareholders, each of whom is deemed to own five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based on currently available information, we do not believe an ownership change has occurred through June 30, 2022. However, our recent acquisitions involving the issuance of the Company's common stock and other transactions by stockholders, did increase the likelihood that the Company could experience an ownership change in the future. If a subsequent ownership change were to occur as a result of future transactions in the Company’s common stock, the Company’s use of remaining U.S. tax attributes may be limited.

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2022 and December 31, 2021, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

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

The following table provides information regarding our oil and gas sales, by product, reported on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Oil, natural gas and NGLs sales:
Oil	$44,014	$15,890	$83,755	$33,356
Natural gas	123,296	46,791	200,668	109,705
NGLs	15,295	7,180	27,838	13,541
Total	$182,605	$69,861	$312,261	$156,602

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	June 30, 2022	December 31, 2021
Trade accounts payable	$9,948	$9,688
Accrued operating expenses	12,319	4,192
Accrued compensation costs	2,774	7,029
Asset retirement obligations – current portion	528	524
Accrued non-income based taxes	12,687	3,314
Accrued corporate and legal fees	5,276	1,972
WTI contingency payouts - current portion	6,793	—
Payable for settled derivatives	26,417	6,371
Other payables	2,036	1,944
Total accounts payable and accrued liabilities	$78,778	$35,034

    Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents. These amounts do not include cash balances that are contractually restricted. The Company maintains cash and cash equivalent balances with major financial institutions, which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has experienced no losses associated with these accounts.

    Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock, held at cost” on the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2022, we purchased 112,497 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares and received 41,191 shares in conjunction with our post-closing settlement for a previously disclosed acquisition. For the six months ended June 30, 2021 we purchased 74,146 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares.

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

    The Company has contractual agreements for its corporate office lease, vehicle fleet, compressors, treating equipment, and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding lease liability is recorded. The Company determines at inception if an arrangement is an operating or financing lease. As of June 30, 2022, all of the Company’s leases were operating leases.

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

    Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Lease Costs Included in the Asset Additions in the Condensed Consolidated Balance Sheets
Property, plant and equipment acquisitions - short-term leases	$2,278	$1,491	$4,033	$1,820
Property, plant and equipment acquisitions - operating leases	—	—	—	—
Total lease costs in property, plant and equipment additions	$2,278	$1,491	$4,033	$1,820

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Lease Costs Included in the Condensed Consolidated Statements of Operations
Lease operating expenses - short-term leases	$1,032	$618	$1,964	$1,085
Lease operating expenses - operating leases	2,102	1,106	3,954	2,270
General and administrative, net - operating leases	193	178	382	351
Total lease cost expensed	$3,327	$1,902	$6,300	$3,706

The lease term and the discount rate related to the Company's leases are as follows:

June 30, 2022
Weighted-average remaining lease term (in years)	2.6
Weighted-average discount rate	4.3%

As of June 30, 2022, the Company's future undiscounted cash payment obligation for its operating lease liabilities are as follows (in thousands):

As of June 30, 2022
2022 (Remaining)	$5,156
2023	9,082
2024	1,750
2025	823
2026	688
Thereafter	521
Total undiscounted lease payments	18,020
Present value adjustment	(1,044)
Net operating lease liabilities	$16,976

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities;
Operating cash flows from operating leases	$4,312	$2,618
Non-cash Investing and Financing Activities
Additions to ROU assets obtained from new operating lease liabilities	$3,902	$5,758

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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.7 million and $1.2 million for the three months ended June 30, 2022 and 2021, and $2.7 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. Capitalized share-based compensation was less than $0.1 million for both the three months ended June 30, 2022 and 2021 and $0.1 million for both the six months ended June 30, 2022 and 2021.

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

At June 30, 2022, we had no unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the six months ended June 30, 2022:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	276,009	$28.12
Options expired	(64,263)	$33.48
Options exercised	(4,497)	$26.96
Options outstanding, end of period	207,249	$26.49
Options exercisable, end of period	207,249	$26.49

Our outstanding stock option awards had $0.6 million measurable aggregate intrinsic value at June 30, 2022. At June 30, 2022, the weighted-average remaining contract life of stock option awards outstanding was 4.9 years and exercisable was 4.9 years. The total intrinsic value of stock option awards exercisable was $0.6 million as of June 30, 2022.

Restricted Stock Units

The compensation cost related to restricted stock awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of June 30, 2022, we had $3.7 million unrecognized compensation expense related to our RSUs which is expected to be recognized over a weighted-average period of 2.3 years.

The following table provides information regarding RSU activity for the six months ended June 30, 2022:

	RSUs	Wtd. Avg. Grant Price
RSUs outstanding, beginning of period	344,845	$8.60
RSUs granted	172,866	$25.38
RSUs forfeited	(8,734)	$21.20
RSUs vested	(277,933)	$8.86
RSUs outstanding, end of period	231,044	$20.36

Performance-Based Stock Units

On May 21, 2019, the Company granted 99,500 PSUs for which the number of shares earned was based on the total shareholder return (“TSR”) of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2019 to December 31, 2021. The awards contained market conditions which allowed a payout ranging between 0% payout and 200% of the target payout. The fair value as of the grant date was $18.86 per unit or 112.9% of stock price. The awards had a cliff-vesting period of three years. In the first quarter of 2022, the Board and its Compensation Committee approved payout of these awards at 117% of target. Accordingly, 97,812 shares were issued on February 23, 2022.

On February 24, 2021, the Company granted 161,389 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2021 to December 31, 2022. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $13.13 per unit or 157.6% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of two years. All PSUs granted remain outstanding related to this award as of June 30, 2022.

On February 23, 2022, the Company granted 122,111 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2022 to December 31, 2024. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $36.47 per unit or 150.93% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years. All PSUs granted remain outstanding related to this award as of June 30, 2022.

As of June 30, 2022, we had $4.5 million unrecognized compensation expense related to our PSUs based on the assumption of 100% target payout. The remaining weighted-average performance period is 2.3 years.

The following table provides information regarding performance-based stock unit activity for the six months ended June 30, 2022:

	PSUs	Wtd. Avg. Grant Price
Performance based stock units outstanding, beginning of period	244,989	$18.84
Performance based stock units granted	122,111	$36.47
Performance based stock units incremental shares granted	14,212	$18.86
Performance based stock units vested	(97,812)	$18.86
Performance based stock units outstanding, end of period	283,500	$23.18

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share (“Diluted EPS”) assumes, as of the beginning of the period, exercise of stock options and RSU grants using the treasury stock method. Diluted EPS also assumes conversion of PSUs to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and RSU grants that would potentially dilute Basic EPS in the future were also antidilutive for the three and six months ended June 30, 2022 and 2021 are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$88,790	17,581	$5.05	$(19,951)	12,190	$(1.64)
Dilutive Securities:
Performance Based Stock Unit Awards		171			—
RSU Awards		128			—
Stock Option Awards		58			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$88,790	17,938	$4.95	$(19,951)	12,190	$(1.64)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$24,535	17,146	$1.43	$8,429	12,110	$0.70
Dilutive Securities:
Performance Based Stock Unit Awards		142			—
RSU Awards		188			269
Stock Option Awards		30			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$24,535	17,506	$1.40	$8,429	12,379	$0.68

There were no antidilutive stock options for the three months ended June 30, 2022, while 0.3 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended June 30, 2021 because they were antidilutive. Less than 0.1 million and 0.3 million stock options to purchase shares were not included in the computation of Diluted EPS for the six months ended June 30, 2022 and 2021, respectively, because they were antidilutive.

Less than 0.1 million antidilutive shares of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended June 30, 2022, because they were antidilutive. Furthermore, less than 0.1 million antidilutive shares of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the three months ended June 30, 2021 because they were antidilutive due to the net loss. Less than 0.1 million and 0.1 million of RSUs that could be converted to common shares were not included in the computation of Diluted EPS for the six months ended June 30, 2022 and 2021, respectively, because they were antidilutive.

There were no antidilutive shares of PSUs that could be converted to common shares for both the three months ended June 30, 2022 and 2021. There were no antidilutive shares of PSUs for the six months ended June 30, 2022, while 0.1 million shares of PSUs that could be converted to common shares were not included in the computation of Diluted EPS for the six months ended June 30, 2021 because they were antidilutive.

(6)          Long-Term Debt

    The Company's long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Credit Facility Borrowings (1)	$494,000	$227,000
Second Lien Notes due 2026	150,000	150,000
	644,000	377,000
Unamortized discount on Second Lien Notes due 2026	(972)	(1,061)
Unamortized debt issuance cost on Second Lien Notes due 2026	(2,853)	(3,114)
Long-Term Debt, net	$640,175	$372,825
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of June 30, 2022 and December 31, 2021, we had $9.7 million and $3.6 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $494.0 million and $227.0 million as of June 30, 2022 and December 31, 2021, respectively. The Company is a party to a First Amended and Restated Senior Secured Revolving Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended (such agreement, the “Credit Agreement” and the borrowing facility provided thereby, the “Credit Facility”). In conjunction with an unscheduled redetermination of the borrowing base requested by SilverBow along with its administrative agent as part of the SandPoint and Sundance transactions, the Company entered into the Tenth Amendment to the Credit Facility, effective June 22, 2022 (the “Tenth Amendment”), which among other things, increased the borrowing base under the Credit Facility to $775.0 million from $525.0 million, effective upon the closing of the Sundance transaction on June 30, 2022; extended the maturity date for the Credit Agreement to October 19, 2026 (or to the extent earlier, the date that is 91 days prior to the scheduled maturity of the Company's Second Lien notes); increased the maximum credit amounts from $1 billion to $2 billion; decreased the applicable margin used to calculate the interest rate under the Credit Facility by 50 basis points, with the specific applicable margins determined by reference to borrowing base utilization; decreased the mortgage coverage and title requirements from 90% to 85%; amended the restricted payment basket allowing the Company to make dividends or other distribution or return of capital to the extent that the Company's total leverage does not exceed 1.25x and the utilization percentage as of the date of such dividend or distribution is less than 80% after giving effect to such restricted payment; and added two new lenders as parties to the Credit Agreement. Earlier in the second quarter, the Company entered into the Ninth Amendment to the Credit Facility, effective April 12, 2022, as part of the regular, semi-annual redetermination. Prior to the Tenth Amendment, the Ninth Amendment had previously, among other things, increased the borrowing base under the Credit Agreement from $460 million to $525 million.

The Credit Facility matures October 19, 2026, and provides for a maximum credit amount of $2.0 billion, subject to the current borrowing base of $775.0 million as of June 22, 2022. The borrowing base is regularly redetermined in or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders, in their discretion, in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25.0 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit. There were $6.1 million outstanding letters of credit as of June 30, 2022, and no outstanding letters of credit as of December 31, 2021. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodity prices, our hedge positions, changes in our lenders' lending criteria and our ability to raise capital to drill wells to replace produced reserves.

Interest under the Credit Facility accrues at the Company’s option either at an Alternate Base Rate plus the applicable margin (“ABR Loans”), the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin (“Term Benchmark Loans”) or Adjusted Daily Simple SOFR plus the applicable margin (“RFR Loans”). Effective June 22, 2022, the applicable margin ranged from 1.75% to 2.75% for ABR Loans and 2.75% to 3.75% for Term Benchmark Loans and RFR Loans. The Alternate Base Rate and SOFR are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.5% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of June 30, 2022, the Company's weighted average interest rate on Credit Facility borrowings was 5.25%.

The obligations under the Credit Agreement are secured, subject to certain exceptions, by a first priority lien on substantially all assets of the Company and its subsidiary, including a first priority lien on properties attributed with at least 85% of estimated proved reserves of the Company and its subsidiary effective June 22, 2022.

The Credit Agreement contains the following financial covenants:

•a ratio of total debt to earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined in the Credit Agreement, for the most recently completed four fiscal quarters, not to exceed 3.00 to 1.00 as of the last day of each fiscal quarter; and

•a current ratio, as defined in the Credit Agreement, which includes in the numerator available borrowings undrawn under the borrowing base, of not less than 1.00 to 1.00 as of the last day of each fiscal quarter.

    As of June 30, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $4.4 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively, and $7.6 million and $5.3 million for the six months ended June 30, 2022 and 2021, respectively. The amount of commitment fee amortization included in interest expense, net was $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.2 million, for the six months ended June 30, 2022 and 2021, respectively.

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

    The Second Lien also contains a financial covenant measuring the ratio of total net debt-to-EBITDA, as defined in the Note Purchase Agreement, for the most recently completed four fiscal quarters, not to exceed 3.25 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2022, the Company was in compliance with all financial covenants under the Second Lien.

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

    As of June 30, 2022, total net amounts recorded for the Second Lien were $146.2 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $3.5 million and $4.6 million for the three months ended June 30, 2022 and 2021, respectively, and $6.9 million and $9.2 million for the six months ended June 30, 2022 and 2021, respectively.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings. During the six months ended June 30, 2022 and 2021, the Company capitalized $7.2 million and $2.4 million, respectively, for debt issuance costs incurred during our redeterminations. Additionally, the Company wrote-off $0.4 million and $0.2 million in debt issuance costs during the six months ended June 30, 2022 and 2021, respectively, related to changes under our Credit Facility.

(7)          Acquisitions and Dispositions

Bay De Chene Disposition
    Effective December 22, 2017, the Company closed a purchase and sale contract to sell the Company's wellbores and facilities in the Bay De Chene field and recorded a $16.3 million obligation related to the funding of certain plugging and abandonment costs. Of the $16.3 million original obligation, $0.8 million and $1.1 million was paid during the six months ended June 30, 2022 and 2021, respectively. There is no remaining obligation under this contract as of June 30, 2022.

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

October 2021 Acquisition
On October 1, 2021, we closed on an all-stock transaction to acquire oil and gas assets in the Eagle Ford with three affiliated entities. The acquired assets include working interests in oil and gas properties across Atascosa, Fayette, Lavaca, McMullen and Live Oak counties. After consideration of closing adjustments, we issued 1,341,990 shares of our common stock valued at approximately $35.6 million, based on the Company's share price on the closing date. The acquisition was subject to further customary post-closing adjustments. We incurred approximately $0.6 million in transaction costs for the year ended December 31, 2021. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed. As a result, we allocated substantially all of the purchase price to proved oil and gas properties. As part of the post-closing settlement of this acquisition, in the first quarter of 2022, we received 41,191 shares back to our Treasury from two of the entities, and we issued 489 new shares to one of the entities. In the second quarter of 2022, 19,448 shares were released from escrow to three of the entities and 184 shares returned back to our Treasury from one entity.

November 2021 Acquisition
On November 19, 2021, the Company closed on an acquisition of oil-weighted assets in the Eagle Ford. The acquired assets included wells and acreage in La Salle, McMullen, DeWitt and Lavaca counties. After consideration of closing adjustments, total aggregate consideration was approximately $77.4 million, consisting of $37.6 million in cash, 1,351,961 shares of our common stock valued at approximately $37.9 million based on the Company's share price on the closing date, and contingent consideration with an estimated fair value of $1.9 million. The contingent consideration consists of up to three earn-out payments of $1.6 million per year for each of 2022, 2023 and 2024, contingent upon the average monthly settlement price of WTI exceeding $70 per barrel for such year (the “2021 WTI Contingency Payout”). During the three and six months ended June 30, 2022, the Company recorded losses of $0.2 million and $1.5 million, respectively, related to the 2021 WTI Contingency Payout recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations. For further discussion of the fair value related to the Company's contingent consideration, refer to Note 9 of these Notes to Consolidated Financial Statements. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed. As a result, we allocated substantially all of the purchase price to proved oil and gas properties.

May 2022 Acquisition
On May 10, 2022, the Company closed the acquisition of certain oil and gas assets located in La Salle and McMullen Counties, Texas, as well as assumed the seller's commodity derivative contracts in place at the closing date, from SandPoint Operating, LLC, a subsidiary of SandPoint Resources, LLC. After consideration of closing adjustments, total aggregate consideration was approximately $67.2 million, consisting of $29.0 million in cash, 1,300,000 shares of our common stock valued at approximately $39.8 million based on the Company's share price on the closing date and accrued purchase price adjustments receivable of $1.5 million. The acquisition is subject to further customary post-closing adjustments. We incurred approximately $0.4 million in transaction costs during the six months ended June 30, 2022 related to the acquisition. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

The following table represents the allocation of the total cost of the acquisition to the assets acquired and liabilities assumed (in thousands):

Total Cost
Cash consideration	$28,972
Equity consideration	39,767
Accrued purchase price adjustments receivable	(1,501)
Total Consideration	67,238

Transaction costs	400

Total Cost of Transaction	$67,638

Allocation of Total Cost
Assets
Oil and gas properties	$84,307
Total assets	84,307

Liabilities
Fair value of commodity derivatives	16,511
Asset retirement obligations	158
Total Liabilities	$16,669

Net Assets Acquired	$67,638

May 2022 Disposition
On May 16, 2022, the Company closed its disposition of non-strategic oil and gas assets located in Dimmit County, Texas. After consideration of closing adjustments, total proceeds from the sale were approximately $2.5 million. The transaction is subject to further customary post-closing adjustments. There was no gain or loss recognized in connection with the disposition.

June 2022 Acquisition
On June 30, 2022, the Company closed the acquisition of certain oil and gas assets located in Atascosa, La Salle, Live Oak and McMullen Counties, Texas, as well as assumed the seller's commodity derivative contracts in place at the closing date, from Sundance Energy, Inc., and its affiliated entities Armadillo E&P, Inc. and SEA Eagle Ford, LLC. After consideration of closing adjustments, total aggregate consideration was approximately $342.5 million, consisting of $242.3 million in cash, 4,148,472 shares of our common stock valued at approximately $117.7 million based on the Company's share price on the closing date, accrued purchase price adjustments receivable of $26.0 million which is expected to be collected by the end of 2022 and contingent consideration with an estimated fair value of $8.6 million. The contingent consideration consists of up to two earn-out payments of $7.5 million each, contingent upon the average monthly settlement price of NYMEX West Texas Intermediate crude oil exceeding $95 per barrel for the period from April 13, 2022 through December 31, 2022 which would trigger a payment of $7.5 million in 2023 and $85 per barrel for 2023 which would trigger a payment of $7.5 million in 2024 (the “2022 WTI Contingency Payout”). For further discussion of the fair value related to the Company's contingent consideration, refer to Note 9 of these Notes to Consolidated Financial Statements. The acquisition is subject to further customary post-closing adjustments. We incurred approximately $5.3 million in transaction costs during the six months ended June 30, 2022 related to the acquisition. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

The following table represents the allocation of the total cost of the acquisition to the assets acquired and liabilities assumed (in thousands):

Total Cost
Cash consideration	$242,298
Equity consideration	117,651
Fair value of contingent consideration	8,566
Accrued purchase price adjustments receivable	(26,000)
Total Consideration	342,515

Transaction costs	5,264

Total Cost of Transaction	$347,779

Allocation of Total Cost
Assets
Other current assets	$4,202
Oil and gas properties	392,645
Right of use assets	890
Total assets	397,737

Liabilities
Accounts payable and accrued liabilities	12,857
Fair value of commodity derivatives	33,767
Non-current lease liability	890
Asset retirement obligations	2,444
Total Liabilities	$49,958

Net Assets Acquired	$347,779

(8)          Price-Risk Management Activities

    Derivatives are recorded on the consolidated balance sheet at fair value with changes in fair value recognized in earnings. The changes in the fair value of our derivatives are recognized in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations. The Company's price-risk management policy is to use derivative instruments to protect against declines in oil and natural gas prices, primarily through the purchase of commodity price swaps and collars as well as basis swaps.

During the three months ended June 30, 2022 and 2021, the Company recorded losses of $22.2 million and $46.1 million, respectively, on its commodity derivatives. During the six months ended June 30, 2022 and 2021, the Company recorded losses of $161.2 million and $64.3 million, respectively, on its commodity derivatives. During the three and six months ended June 30, 2022, the Company recorded losses of $0.2 million and $1.5 million, respectively, related to valuation changes on the 2021 WTI Contingency Payout. The Company made cash payments of $90.6 million and $10.7 million for settled derivative contracts during the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022 and December 31, 2021, there was $0.4 million and $0.9 million, respectively, in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in July 2022 and January 2022, respectively. At June 30, 2022 and December 31, 2021, we also had $26.4 million and $6.4 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts payable and accrued liabilities” and were subsequently paid in July 2022 and January 2022, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model. At June 30, 2022, there was $10.1 million and $5.8 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $136.2 million and $36.9 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2021, there was $2.8 million and $0.2 million in current and long-term unsettled derivative assets, respectively, and $47.5 million and $8.6 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying condensed consolidated balance sheet. Under the right of set-off, there was a $157.2 million net fair value liability at June 30, 2022, and a $53.0 million net fair value liability at December 31, 2021. For further discussion related to the fair value of the Company's derivatives, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts in place as of June 30, 2022:

Oil Derivative Contracts (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Sub Floor Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2022 Contracts
3Q22	528,696	$66.32
4Q22	559,876	$74.00
2023 Contracts
1Q23	442,175	$79.40
2Q23	403,575	$78.93
3Q23	441,980	$75.47
4Q23	477,300	$77.07
2024 Contracts
1Q24	182,000	$81.35
2Q24	113,750	$81.80
3Q24	115,000	$79.96
4Q24	115,000	$78.36
Collar Contracts
2022 Contracts
3Q22	160,727			$68.29	$87.73
4Q22	155,304			$64.83	$80.08
2023 Contracts
1Q23	171,707			$47.37	$66.00
2Q23	167,949			$53.91	$64.89
3Q23	72,847			$59.27	$66.26
4Q23	72,242			$58.54	$65.13
2024 Contracts
1Q24	137,700			$51.61	$65.86
2Q24	33,000			$45.00	$60.72
3-Way Collar Contracts
2022 Contracts
3Q22	15,139		$42.48	$53.27	$62.49
4Q22	13,280		$42.21	$52.94	$62.14
2023 Contracts
1Q23	14,470		$44.24	$55.14	$64.55
2Q23	13,260		$44.19	$55.04	$64.53
3Q23	9,570		$43.08	$53.41	$63.33
4Q23	8,970		$43.08	$53.38	$63.35
2024 Contracts
1Q24	8,247		$45.00	$57.50	$67.85
2Q24	7,757		$45.00	$57.50	$67.85

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Sub Floor Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2022 Contracts
3Q22	6,066,226	$3.72
4Q22	4,267,284	$3.99
2023 Contracts
1Q23	981,000	$6.74
2Q23	1,996,000	$4.48
3Q23	2,976,000	$4.51
4Q23	3,887,000	$4.71
2024 Contracts
1Q24	746,000	$4.34
2Q24	5,070,000	$3.86
3Q24	5,060,000	$3.94
4Q24	5,060,000	$4.21
Collar Contracts
2022 Contracts
3Q22	8,315,300			$2.86	$3.29
4Q22	9,132,376			$2.90	$3.47
2023 Contracts
1Q23	11,267,900			$3.43	$4.98
2Q23	10,321,250			$3.07	$3.73
3Q23	10,056,400			$3.24	$3.89
4Q23	8,765,000			$3.47	$4.35
2024 Contracts
1Q24	5,111,000			$3.67	$5.54
2Q24	93,000			$3.15	$3.65
3Q24	198,000			$2.90	$3.33
4Q24	185,000			$2.90	$3.33
3-Way Collar Contracts
2023 Contracts
1Q23	347,800		$2.06	$2.56	$3.03
2Q23	310,400		$2.04	$2.54	$3.01
3Q23	233,100		$2.00	$2.50	$2.95
4Q23	219,200		$2.00	$2.50	$2.94
2024 Contracts
1Q24	198,000		$2.00	$2.50	$3.37
2Q24	188,000		$2.00	$2.50	$3.37

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2022 Contracts
3Q22	5,520,000	$(0.04)
4Q22	5,520,000	$(0.06)
2023 Contracts
1Q23	3,600,000	$0.22
2Q23	3,640,000	$(0.19)
3Q23	3,680,000	$(0.17)
4Q23	3,680,000	$(0.14)
2024 Contracts
1Q24	3,640,000	$0.11
2Q24	3,640,000	$(0.28)
3Q24	3,680,000	$(0.23)
4Q24	3,680,000	$(0.19)
Houston Ship Channel Fixed Price Contracts
2022 Contracts
3Q22	141,000	$2.77
4Q22	132,000	$2.74
2023 Contracts
1Q23	180,000	$2.64
2Q23	60,000	$2.64

Oil Basis Swaps (Argus Cushing (WTI) and Magellan East Houston)	Total Volumes (Bbls)	Weighted-Average Price
Calendar Monthly Roll Differential Swaps
2022 Contracts
3Q22	358,800	$1.00
4Q22	266,800	$0.19

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2022 Contracts
3Q22	283,500	$34.06
4Q22	299,000	$34.49
2023 Contracts
1Q23	202,500	$34.63
2Q23	204,750	$34.63
3Q23	207,000	$34.22
4Q23	207,000	$34.22
2024 Contracts
1Q24	127,400	$29.39
2Q24	127,400	$29.39
3Q24	128,800	$29.39
4Q24	128,800	$29.39

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

The fair values of our derivative contracts are computed using observable market data whereas our derivative collar contracts are valued using a Black-Scholes pricing model. The fair value of the current and long-term 2021 WTI Contingency Payout and 2022 WTI Contingency Payout, included within “Accounts payable and accrued liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets, respectively, is estimated using observable market data and a Monte Carlo pricing model. These are considered Level 2 valuations (defined below).

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

2022 and 2021 Acquisitions. The Company recognized the assets acquired in our 2022 and 2021 acquisitions at cost at a relative fair value basis (refer to Note 7 of these Notes to Consolidated Financial Statements). Fair value was determined using a discounted cash flow model. The underlying future commodity prices included in the Company’s estimated future cash flows of its proved oil and gas properties were determined using NYMEX forward strip prices as of the closing date of each acquisition. The estimated future cash flows also included management’s assumptions for the estimates of crude oil and natural gas proved properties, future operating and development costs of the acquired properties and risk adjusted discount rates.

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of each of June 30, 2022 and December 31, 2021, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these Notes to Condensed Consolidated Financial Statements.

	Fair Value Measurements at
(in thousands)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Assets
Natural Gas Derivatives	$7,798	$—	$7,798	$—
Natural Gas Basis Derivatives	2,888	—	2,888	—
Oil Derivatives	2,402	—	2,402	—
NGL Derivatives	2,835	—	2,835	—
Liabilities
Natural Gas Derivatives	95,578	—	95,578	—
Natural Gas Basis Derivatives	2,077	—	2,077	—
Oil Derivatives	69,793	—	69,793	—
Oil Basis Derivatives	1,339	—	1,339	—
NGL Derivatives	4,311	—	4,311	—
2022 WTI Contingency Payout	8,566	—	8,566	—
2021 WTI Contingency Payout	3,293	—	3,293	—

December 31, 2021
Assets
Natural Gas Derivatives	$1,159	$—	$1,159	$—
Natural Gas Basis Derivatives	1,025	—	1,025	—
Oil Derivatives	371	—	371	—
Oil Basis Derivatives	3	—	3	—
NGL Derivatives	449	—	449	—
Liabilities
Natural Gas Derivatives	31,801	—	31,801	—
Natural Gas Basis Derivatives	452	—	452	—
Oil Derivatives	21,330	—	21,330	—
Oil Basis Derivatives	514	—	514	—
NGL Derivatives	1,941	—	1,941	—
2021 WTI Contingency Payout	1,841	—	1,841	—

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2021 and the six months ended June 30, 2022 (in thousands):

Asset Retirement Obligations as of December 31, 2020	$4,974
Accretion expense	306
Liabilities incurred for new wells, acquired wells and facilities construction	1,120
Reductions due to plugged wells and facilities	(192)
Revisions in estimates	(158)
Asset Retirement Obligations as of December 31, 2021	$6,050
Accretion expense	200
Liabilities incurred for new wells, acquired wells and facilities construction	2,716
Reductions due to sold wells and facilities	(43)
Reductions due to plugged wells and facilities	(19)
Asset Retirement Obligations as of June 30, 2022	$8,904

At both June 30, 2022 and December 31, 2021, approximately $0.5 million of our asset retirement obligations were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets.

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

Company Overview

    SilverBow is an independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford and Austin Chalk located in South Texas where it has assembled approximately 176,000 net acres across five operating areas. SilverBow's acreage position in each of its operating areas is highly contiguous and designed for optimal and efficient horizontal well development. The Company has built a balanced portfolio of properties with a significant base of current production and reserves coupled with low-risk development drilling opportunities and meaningful upside from newer operating areas.
    Being a committed and long-term operator in South Texas, SilverBow possesses a significant understanding of the reservoir characteristics, geology, landowners and competitive landscape in the region. The Company leverages this in-depth knowledge to continue to assemble high quality drilling inventory while continuously enhancing its operations to maximize returns on capital invested.

Acquisitions Update

    In the second quarter of 2022, SilverBow completed its transactions with SandPoint on May 10, 2022 and Sundance on June 30, 2022. In connection with the transaction with SandPoint, the acquired SandPoint oil and gas assets contributed 50 days of total production with SilverBow completing and bringing online one well that had been previously drilled by SandPoint. The well is operating above initial expectations and represents one of SilverBow's top 25 gas wells. The Sundance acquisition did not contribute to second quarter production and associated operational cash flows as it did not close until the last day of the second quarter. In conjunction with the closing of the acquisitions, the Company revised its 2022 capital budget to a range of $300-$330 million. SilverBow plans to drill and develop the acquired assets in the second half of 2022. As a result of the acquisitions and the addition of a second drilling rig, SilverBow expects to benefit from increased scale and greater operational efficiencies.

Operational Results
    Total production for the six months ended June 30, 2022 increased 18% from the six months ended June 30, 2021 to 232 million cubic feet of natural gas equivalent per day as SilverBow pursued a moderated growth strategy and did not have any curtailed production impacting results.

During the second quarter of 2022, SilverBow drilled seven net wells and completed and brought online 15 net wells. The Company completed and brought online an eight-well pad in its Webb County Gas area. This was the largest pad developed in SilverBow’s history, achieving excellent pad pumping efficiency and averaging 11 stages completed per day comprising 4.6 million pounds of sand per day. Two of the eight wells on this pad were located in the Austin Chalk formation and are the best performing Austin Chalk wells the Company has drilled to date when normalized on a per lateral foot basis. SilverBow also completed and brought online a three-well pad in its Western Condensate area and a three-well pad in its Central Oil area during the second quarter. Both pads are currently outperforming expectations with initial production rates exceeding their respective type curves.

SilverBow operated one drilling rig throughout the second quarter, and as previously planned added a second rig in conjunction with the closing of the Sundance acquisition on June 30, 2022. The Company intends to continue drilling at a two rig pace through the second half of 2022, with one rig drilling primarily gas-weighted locations and one rig drilling primarily liquids-weighted locations. Capital and operating costs continue to face inflationary pressures as a result of high demand for products, materials and services provided by vendors in conjunction with overall supply chain disruptions and tight labor market conditions. SilverBow is addressing cost inflation through enhanced procurement initiatives, pre-ordering key materials and a focus on operational efficiencies. With two fully utilized rigs, the Company has greater line of sight into upcoming activity levels and is employing a range of short and long-term contracts to secure equipment while maintaining cost discipline. As always, SilverBow optimizes its drilling schedule based on commodity prices, returns on investment and strategically proving up additional inventory at key focus areas such as the Austin Chalk. The Company anticipates realizing cost efficiencies on its recently acquired assets as they are fully integrated into SilverBow’s cost structure over the second half of the year.

Liquidity and Capital Resources

    SilverBow's primary use of cash has been to fund capital expenditures to develop its oil and gas properties, fund acquisitions and to repay Credit Facility borrowings. As of June 30, 2022, the Company’s liquidity consisted of $9.4 million of cash-on-hand and $274.9 million in available borrowings on its Credit Facility, which had a $775.0 million borrowing base, after factoring in approximately $6.1 million in letters of credit.

SilverBow along with its administrative agent requested an unscheduled redetermination of the borrowing base between scheduled redeterminations as part of the SandPoint and Sundance transactions. Effective June 22, 2022, SilverBow entered into the Tenth Amendment to its First Amended and Restated Senior Secured Revolving Credit Agreement governing its Credit Facility, in conjunction with its unscheduled redetermination. The Tenth Amendment, among other things, increased the borrowing base under the Credit Facility to $775.0 million from $525.0 million effective upon the closing of the Sundance transaction on June 30, 2022; extended the maturity date for the Credit Agreement to October 19, 2026; increased the maximum credit amounts from $1 billion to $2 billion; and decreased the applicable margin used to calculate the interest rate under the Credit Facility by 50 basis points. Earlier in the second quarter, the Company entered into the Ninth Amendment to the Credit Facility, effective April 12, 2022, as part of the regular, semi-annual redetermination. Prior to the Tenth Amendment, the Ninth Amendment had previously, among other things, increased the borrowing base under the Credit Agreement from $460 million to $525 million. Management believes the Company has sufficient liquidity to meet its obligations through the third quarter of 2023 and execute its long-term development plans. For more information on its Credit Facility, see the Credit Facility section within Note 6 to SilverBow's condensed consolidated financial statements.

Contractual Commitments and Obligations

    Other than as discussed below, there were no other material changes in SilverBow's contractual commitments during the six months ended June 30, 2022 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Borrowings under our Credit Facility increased $267.0 million from December 31, 2021 primarily related to our acquisitions during the second quarter of 2022.

Summary of 2022 Financial Results Through June 30, 2022

•Revenues and Net Income (Loss): The Company's oil and gas revenues were $312.3 million for the six months ended June 30, 2022, compared to $156.6 million for the six months ended June 30, 2021. Revenues were higher due to increased production volumes driven by acquisitions and overall higher commodity pricing. The Company's net income was $24.5 million for the six months ended June 30, 2022, compared to net income of $8.4 million for the six months ended June 30, 2021. The increase in net income was primarily driven by higher revenues due to increased production volumes and higher commodity pricing, partially offset by mark-to-market loss on our commodity derivatives.

•Capital Expenditures: The Company's capital expenditures on an accrual basis were $114.6 million for the six months ended June 30, 2022 compared to $58.7 million for the six months ended June 30, 2021. The expenditures for the six months ended June 30, 2022 and 2021 were primarily attributable to drilling and completion activity.

•Working Capital: The Company had a working capital deficit of $136.3 million at June 30, 2022 and a working capital deficit of $65.8 million at December 31, 2021. Included in our working capital deficit was a net liability of $126.1 million and $44.6 million at June 30, 2022 and December 31, 2021, respectively, related to the fair value of our current open derivative contracts. Additionally included in our working capital deficit was a liability of $6.8 million associated with the fair value of our 2021 WTI Contingency Payout and 2022 WTI Contingency Payout. The working capital computation does not include available liquidity through our Credit Facility.

•Cash Flows: For the six months ended June 30, 2022, the Company generated cash from operating activities of $115.6 million which included negative impacts attributable to changes in working capital of $34.6 million. Cash used for property additions was $93.7 million while cash used in property acquisitions, including purchase price adjustments was $272.2 million. This excluded $20.9 million attributable to a net increase of capital-related payables and accrued costs. The Company’s net borrowings on the Credit Facility were $267.0 million during the six months ended June 30, 2022 which were primarily used to fund acquisitions in the second quarter of 2022.

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

Results of Operations

Revenues — Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021

Natural gas production was 78% and 82% of the Company's production volumes for the three months ended June 30, 2022 and 2021, respectively. Natural gas sales were 68% and 67% of oil and gas sales for the three months ended June 30, 2022 and 2021, respectively.

Crude oil production was 11% and 8% of the Company's production volumes for the three months ended June 30, 2022 and 2021, respectively. Crude oil sales were 24% and 23% of oil and gas sales for the three months ended June 30, 2022 and 2021, respectively.

NGL production was 11% and 10% of the Company's production volumes for the three months ended June 30, 2022 and 2021, respectively. NGL sales were 8% and 10% of oil and gas sales for the three months ended June 30, 2022 and 2021, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the three months ended June 30, 2022 and 2021:

Fields	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Webb County Gas	$90.5	12,421	$34.8	11,805
Western Condensate	38.2	3,925	15.7	3,491
Southern Eagle Ford	24.1	3,152	7.2	2,427
Central Oil	20.1	1,315	11.6	1,457
Eastern Extension	9.1	763	—	—
Non Core	0.6	67	0.5	187
Total	$182.6	21,643	$69.8	19,367

The sales volumes increase from 2021 to 2022 was primarily due to acquisitions in the second half of 2021, in addition to wells brought online as part of our full year 2021 capital program and the first half of 2022.

    In the second quarter of 2022, our $112.8 million, or 161%, increase in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $98.9 million favorable impact on sales due to overall higher commodity pricing; and
•Volume variances that had an approximately $13.9 million favorable impact on sales due to overall increased commodity production.

    The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended June 30, 2022 and 2021 (in thousands, except per-dollar amounts):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Production volumes:
Oil (MBbl) (1)	400	250
Natural gas (MMcf)	16,918	15,879
Natural gas liquids (MBbl) (1)	387	332
Total (MMcfe)	21,643	19,367

Oil, natural gas and natural gas liquids sales:
Oil	$44,014	$15,890
Natural gas	123,296	46,791
Natural gas liquids	15,295	7,180
Total	$182,605	$69,861

Average realized price:
Oil (per Bbl)	$109.94	$63.62
Natural gas (per Mcf)	7.29	2.95
Natural gas liquids (per Bbl)	39.51	21.65
Average per Mcfe	$8.44	$3.61

Price impact of cash-settled derivatives:
Oil (per Bbl)(2)	$(42.96)	$(20.49)
Natural gas (per Mcf)	(2.75)	(0.13)
Natural gas liquids (per Bbl)	(6.38)	(2.79)
Average per Mcfe	$(3.06)	$(0.42)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$66.99	$43.13
Natural gas (per Mcf)	4.54	2.82
Natural gas liquids (per Bbl)	33.13	18.86
Average per Mcfe	$5.38	$3.19
(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.
(2) Excludes approximately $3.6 million in settled oil hedges related to our Sundance acquisition.

For the three months ended June 30, 2022 and 2021, the Company recorded net losses of $22.2 million and $46.1 million from our derivatives activities, respectively. Additionally for the three months ended June 30, 2022, we recorded net losses of $0.2 million related to valuation changes from our 2021 WTI Contingency Payout. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021
The following table provides additional information regarding our expenses for the three months ended June 30, 2022 and 2021 (in thousands):

Costs and Expenses	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
General and administrative, net	$5,710	$4,834
Depreciation, depletion, and amortization	26,441	16,039
Accretion of asset retirement obligations	101	74
Lease operating expenses	10,270	5,515
Workovers	2	76
Transportation and gas processing	6,769	6,206
Severance and other taxes	9,838	3,577
Interest expense, net	7,902	7,436

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.26 and $0.25 for the three months ended June 30, 2022 and 2021, respectively. The increase in costs was primarily due to higher salaries and burdens and higher legal and professional fees. Included in general and administrative expenses is $1.7 million and $1.2 million in share-based compensation for the three months ended June 30, 2022 and 2021, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.22 and $0.83 for the three months ended June 30, 2022 and 2021, respectively. The increase in our per-Mcfe depreciation, depletion and amortization rate was primarily related to the acquisitions in the second half of 2021 and inflation on future development costs. The increase in costs is related to the increase in the per-Mcfe rate, coupled with an overall increase in production.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.47 and $0.29 for the three months ended June 30, 2022 and 2021, respectively. The increase in costs was primarily due to higher compression, salt water disposal and chemicals costs.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.31 and $0.32 for the three months ended June 30, 2022 and 2021, respectively.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.45 and $0.18 for the three months ended June 30, 2022 and 2021, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.4% and 5.1% for the three months ended June 30, 2022 and 2021, respectively.

    Interest. Our gross interest cost was $7.9 million and $7.4 million for the three months ended June 30, 2022 and 2021, respectively. The increase in gross interest is primarily due higher borrowings. There were no capitalized interest costs for the three months ended June 30, 2022 and 2021.

Income Taxes. The Company recorded an income tax provision of $4.4 million for the three months ended June 30, 2022 primarily attributable to a deferred federal income tax expense and state deferred income tax expense. The provision is a product of the overall forecasted annual effective tax rate applied to the year to date income. There was no income tax expense or benefit for the three months ended June 30, 2021.

Results of Operations

Revenues — Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021

Natural gas production was 77% and 80% of the Company's production volumes for the six months ended June 30, 2022 and 2021, respectively. Natural gas sales were 64% and 70% of oil and gas sales for the six months ended June 30, 2022 and 2021, respectively.

Crude oil production was 12% and 10% of the Company's production volumes for the six months ended June 30, 2022 and 2021, respectively. Crude oil sales were 27% and 21% of oil and gas sales for the six months ended June 30, 2022 and 2021, respectively.

NGL production was 11% and 10% of the Company's production volumes for both the six months ended June 30, 2022 and 2021. NGL sales were 9% of oil and gas sales for both the six months ended June 30, 2022 and 2021, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the six months ended June 30, 2022 and 2021:

Fields	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Webb County Gas	$147.4	23,872	$82.2	20,212
Western Condensate	76.5	8,474	30.2	6,743
Southern Eagle Ford	34.8	5,324	17.8	5,005
Central Oil	34.9	2,524	25.4	3,342
Eastern Extension	17.2	1,560	—	—
Non Core	1.5	208	1.0	289
Total	$312.3	41,962	$156.6	35,591

The sales volumes increase from 2021 to 2022 was primarily due to acquisitions in the second half of 2021, in addition to wells brought online as part of our full year 2021 capital program and the first half of 2022.

    In the second quarter of 2022, our $155.7 million, or 99%, increase in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $121.8 million favorable impact on sales due to overall higher commodity pricing; and
•Volume variances that had an approximately $33.9 million favorable impact on sales due to overall increased commodity production.

    The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the six months ended June 30, 2022 and 2021 (in thousands, except per-dollar amounts):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Production volumes:
Oil (MBbl) (1)	830	565
Natural gas (MMcf)	32,505	28,502
Natural gas liquids (MBbl) (1)	747	617
Total (MMcfe)	41,962	35,591

Oil, natural gas and natural gas liquids sales:
Oil	$83,755	$33,356
Natural gas	200,668	109,705
Natural gas liquids	27,838	13,541
Total	$312,261	$156,602

Average realized price:
Oil (per Bbl)	$100.97	$59.09
Natural gas (per Mcf)	6.17	3.85
Natural gas liquids (per Bbl)	37.29	21.95
Average per Mcfe	$7.44	$4.40

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(36.28)	$(16.17)
Natural gas (per Mcf)	(1.84)	(0.08)
Natural gas liquids (per Bbl)	(6.25)	(2.45)
Average per Mcfe	$(2.25)	$(0.36)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$64.69	$42.91
Natural gas (per Mcf)	4.34	3.77
Natural gas liquids (per Bbl)	31.03	19.50
Average per Mcfe	$5.19	$4.04
(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.
(2) Excludes approximately $3.6 million in settled oil hedges related to our Sundance acquisition.

For the six months ended June 30, 2022 and 2021, the Company recorded net losses of $161.2 million and $64.3 million from our derivatives activities, respectively. Additionally for the six months ended June 30, 2022, we recorded net losses of $1.5 million related to valuation changes from our 2021 WTI Contingency Payout. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021
The following table provides additional information regarding our expenses for the three months ended June 30, 2022 and 2021 (in thousands):

Costs and Expenses	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
General and administrative, net	$10,497	$9,616
Depreciation, depletion, and amortization	47,595	29,431
Accretion of asset retirement obligations	200	148
Lease operating expenses	19,395	11,789
Workovers	649	90
Transportation and gas processing	13,121	11,262
Severance and other taxes	17,602	7,066
Interest expense, net	14,459	14,454

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.25 and $0.27 for the six months ended June 30, 2022 and 2021, respectively. The increase in costs was primarily due to higher salaries and burdens and higher legal and professional fees. Included in general and administrative expenses is $2.7 million and $2.3 million in share-based compensation for the six months ended June 30, 2022 and 2021, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.13 and $0.83 for the six months ended June 30, 2022 and 2021, respectively. The increase in our per-Mcfe depreciation, depletion and amortization rate was primarily related to the acquisitions in the second half of 2021 and inflation on future development costs. The increase in costs is related to the increase in the per-Mcfe rate, coupled with an overall increase in production.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.48 and $0.33 for the six months ended June 30, 2022 and 2021, respectively. The increase in costs was primarily due to higher compression, chemicals and workover costs.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.31 and $0.32 for the six months ended June 30, 2022 and 2021.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.42 and $0.20 for the six months ended June 30, 2022 and 2021, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.6% and 4.5% for the six months ended June 30, 2022 and 2021, respectively.

    Interest. Our gross interest cost was $14.5 million for both the six months ended June 30, 2022 and 2021, respectively. There were no capitalized interest costs for the six months ended June 30, 2022 and 2021.

Income Taxes. The Company recorded an income tax provision of $1.6 million for the six months ended June 30, 2022 primarily attributable to a deferred federal income tax expense and state deferred income tax expense. The benefit is a product of the overall forecasted annual effective tax rate applied to the year to date income. There was no income tax expense or benefit for the six months ended June 30, 2021.

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

Interest Rate Risk. At June 30, 2022, we had a combined $644.0 million drawn under our Credit Facility and our Second Lien, which bear floating rates of interest and therefore are susceptible to interest rate fluctuations. These variable interest rate borrowings are also impacted by changes in short-term interest rates. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility and Second Lien at June 30, 2022 would increase our annual interest expense by $6.4 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

    A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and “Part II, Item 1A. Risk Factors” included in our Quarterly Report on Form 10-Q for the period ended March 31, 2022. There have been no material changes in our risk factors disclosed in the 2021 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of our common stock were made during the quarterly period ended June 30, 2022.

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

10.2
Voting Agreement, dated April 13, 2022, between SilverBow Resources, Inc. and SVMF 71 LLC (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed April 14, 2022, File No. 001-08754).

10.3
Third Amendment to SilverBow Resources, Inc. 2016 Equity Incentive Plan, effective May 17, 2022 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed May 17, 2022, File No. 001-08754).

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

10.5
Tenth Amendment to First Amended and Restated Senior Secured Revolving Credit Agreement dated as of June 22, 2022, by and among SilverBow Resources, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and certain lenders party thereto (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed June 24, 2022, File No. 001-08754).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from SilverBow Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Stockholders Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SILVERBOW RESOURCES, INC. (Registrant)
Date:	August 4, 2022	By:	/s/ Christopher M. Abundis
Christopher M. Abundis Executive Vice President, Chief Financial Officer, General Counsel and Secretary

Date:	August 4, 2022	By:	/s/ W. Eric Schultz
W. Eric Schultz Controller