Form 10-Q
period 2022-09-30
SILVERBOW RESOURCES, INC.
filed 2022-11-03
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022
Commission File Number 1-8754
SILVERBOW RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3940661
(State of Incorporation)	(I.R.S. Employer Identification No.)
920 Memorial City Way, Suite 850
Houston, Texas 77024
(281) 874-2700
(Address and telephone number of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SBOW	New York Stock Exchange
Preferred Stock Purchase Rights	None	New York Stock Exchange
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	22,309,740 Shares outstanding at October 28, 2022

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

    Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

• the severity and duration of world health events, including the COVID-19 pandemic, related economic repercussions, including disruptions in the oil and gas industry, supply chain disruptions, and operational challenges including remote work arrangements and protecting the health and well-being of our employees;
• further actions by the members of the Organization of the Petroleum Exporting Countries, Russia and other allied producing countries with respect to oil production levels and announcements of potential changes in such levels;
• risks related to the recently completed transactions with SandPoint Operating, LLC, a subsidiary of SandPoint Resources, LLC (collectively, “SandPoint”) and Sundance Energy, Inc. and its affiliated entities (collectively, “Sundance”);
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
• general economic and political conditions, including inflationary pressures, further increases in interest rates, a general economic slowdown or recession, political tensions and war (including future developments in the ongoing Russia-Ukraine conflict);
• opportunities to monetize assets;
• our ability to execute on strategic initiatives;
• effectiveness of our risk management activities including hedging strategy;
• environmental liabilities;
• counterparty credit risk;
• actions by third parties, including customers, service providers and shareholders;
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

Many of the foregoing risks and uncertainties, as well as risks and uncertainties that are currently unknown to us, are, and may be, exacerbated by the ongoing Russia-Ukraine conflict, increasing economic uncertainty and inflationary pressures and the COVID-19 pandemic and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this quarterly report, our annual report on Form 10-K for the year ended December 31, 2021 or other filings with the SEC, occur or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,924	$1,121
Accounts receivable, net	102,691	49,777
Fair value of commodity derivatives	33,205	2,806
Other current assets	6,468	1,875
Total Current Assets	144,288	55,579
Property and Equipment:
Property and equipment, full cost method, including $17,478 and $17,090, respectively, of unproved property costs not being amortized at the end of each period	2,345,317	1,611,953
Less – Accumulated depreciation, depletion, amortization & impairment	(959,139)	(869,985)
Property and Equipment, Net	1,386,178	741,968
Right of use assets	13,669	16,065
Fair value of long-term commodity derivatives	27,410	201
Other long-term assets	18,368	5,641
Total Assets	$1,589,913	$819,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$80,107	$35,034
Fair value of commodity derivatives	108,618	47,453
Accrued capital costs	54,210	7,354
Accrued interest	2,385	697
Current lease liability	8,579	7,222
Undistributed oil and gas revenues	32,318	23,577
Total Current Liabilities	286,217	121,337
Long-term debt, net	626,351	372,825
Non-current lease liability	5,379	9,090
Deferred tax liabilities	14,012	6,516
Asset retirement obligations	8,255	5,526
Fair value of long-term commodity derivatives	29,950	8,585
Other long-term liabilities	2,764	3,043
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 22,663,135 and 16,822,845 shares issued, respectively, and 22,309,740 and 16,631,175 shares outstanding, respectively	227	168
Additional paid-in capital	574,885	413,017
Treasury stock, held at cost, 353,395 and 191,670 shares, respectively	(7,534)	(2,984)
Retained earnings (Accumulated deficit)	49,407	(117,669)
Total Stockholders’ Equity	616,985	292,532
Total Liabilities and Stockholders’ Equity	$1,589,913	$819,454
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Revenues:
Oil and gas sales	$242,181	$99,249

Operating Expenses:
General and administrative, net	4,343	5,257
Depreciation, depletion, and amortization	41,501	16,054
Accretion of asset retirement obligations	166	77
Lease operating expenses	17,701	6,978
Workovers	284	423
Transportation and gas processing	9,662	5,913
Severance and other taxes	12,581	4,908
Total Operating Expenses	86,238	39,610

Operating Income	155,943	59,639

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	4,832	(88,554)
Interest expense, net	(12,173)	(7,433)
Other income (expense), net	5	(3)

Income (Loss) Before Income Taxes	148,607	(36,351)

Provision (Benefit) for Income Taxes	6,066	(408)

Net Income (Loss)	$142,541	$(35,943)

Per Share Amounts:

Basic Earnings (Loss) Per Share	$6.39	$(2.85)

Diluted Earnings (Loss) Per Share	$6.29	$(2.85)

Weighted-Average Shares Outstanding - Basic	22,308	12,629

Weighted-Average Shares Outstanding - Diluted	22,669	12,629

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues:
Oil and gas sales	$554,442	$255,850

Operating Expenses:
General and administrative, net	14,840	14,872
Depreciation, depletion, and amortization	89,096	45,485
Accretion of asset retirement obligations	366	226
Lease operating expenses	37,095	18,767
Workovers	933	512
Transportation and gas processing	22,784	17,175
Severance and other taxes	30,183	11,974
Total Operating Expenses	195,297	109,011

Operating Income	359,145	146,839

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(157,816)	(152,879)
Interest expense, net	(26,632)	(21,888)
Other income (expense), net	57	6

Income (Loss) Before Income Taxes	174,754	(27,922)

Provision (Benefit) for Income Taxes	7,678	(408)

Net Income (Loss)	$167,076	$(27,514)

Per Share Amounts:

Basic Earnings (Loss) Per Share	$8.85	$(2.24)

Diluted Earnings (Loss) Per Share	$8.69	$(2.24)

Weighted-Average Shares Outstanding - Basic	18,885	12,283

Weighted-Average Shares Outstanding - Diluted	19,237	12,283

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2020	$121	$297,712	$(2,372)	$(204,428)	$91,033
Purchase of treasury shares (60,177 shares)	—	—	(488)	—	(488)
Vesting of share-based compensation (283,113 shares)	2	(2)	—	—	—
Share-based compensation	—	1,131	—	—	1,131
Net Income	—	—	—	28,380	28,380
Balance, March 31, 2021	$123	$298,841	$(2,860)	$(176,048)	$120,056
Purchase of treasury shares (13,969 shares)	—	—	(115)	—	(115)
Vesting of share-based compensation (51,332 shares)	1	(1)	—	—	—
Share-based compensation	—	1,248	—	—	1,248
Net Loss	—	—	—	(19,951)	(19,951)
Balance, June 30, 2021	$124	$300,088	$(2,975)	$(195,999)	$101,238
Purchase of treasury shares (440 shares)	—	—	(9)	—	(9)
Vesting of share-based compensation (1,802 shares)	—	—	—	—	—
Issuance of common stock (669,600 shares)	7	12,749	—	—	12,756
Issuance pursuant to acquisition (516,675 shares)	5	10,018	—	—	10,023
Share-based compensation	—	1,251	—	—	1,251
Net Loss	—	—	—	(35,943)	(35,943)
Balance, September 30, 2021	$136	$324,106	$(2,984)	$(231,942)	$89,316

Balance, December 31, 2021	$168	$413,017	$(2,984)	$(117,669)	$292,532
Purchase of treasury shares (96,012 shares)	—	—	(2,462)	—	(2,462)
Treasury shares pursuant to purchase price adjustment (41,191 shares)	—	—	(1,146)	—	(1,146)
Vesting of share-based compensation (318,390 shares)	3	(3)	—	—	—
Issuance pursuant to acquisition (489 shares)	—	12	—	—	12
Share-based compensation	—	1,101	—	—	1,101
Net Loss	—	—	—	(64,255)	(64,255)
Balance, March 31, 2022	$171	$414,127	$(6,592)	$(181,924)	$225,782
Stock options exercised (4,497 shares)	—	39	—	—	39
Purchase of treasury shares (16,485 shares)	—	—	(503)	—	(503)
Vesting of share-based compensation (57,355 shares)	1	(1)	—	—	—
Issuance pursuant to acquisitions (5,448,472 shares)	55	157,338	—	—	157,393
Share-based compensation	—	1,756	—	—	1,756
Net Income	—	—	—	88,790	88,790
Balance, June 30, 2022	$227	$573,259	$(7,095)	$(93,134)	$473,257
Stock options exercised (11,087 shares)	—	387	—	—	387
Purchase of treasury shares (7,853 shares)	—	—	(432)	—	(432)
Treasury shares pursuant to purchase price adjustment (184 shares)	—	—	(7)	—	(7)
Share-based compensation	—	1,239	—	—	1,239
Net Income	—	—	—	142,541	142,541
Balance, September 30, 2022	$227	$574,885	$(7,534)	$49,407	$616,985
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$167,076	$(27,514)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	89,096	45,485
Accretion of asset retirement obligations	366	226
Deferred income taxes	7,496	—
Share-based compensation	3,901	3,450
(Gain) Loss on derivatives, net	157,816	152,879
Cash settlement (paid) received on derivatives	(182,058)	(28,976)
Settlements of asset retirement obligations	(47)	(151)
Write down of debt issuance cost	350	229
Other	(6,425)	1,883
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable and other current assets	(47,320)	(20,941)
Increase (decrease) in accounts payable and accrued liabilities	20,260	7,215
Increase (decrease) in income taxes payable	(21)	—
Increase (decrease) in accrued interest	1,688	(137)
Net Cash Provided by (Used in) Operating Activities	212,178	133,648
Cash Flows from Investing Activities:
Additions to property and equipment	(163,567)	(98,219)
Acquisition of oil and gas properties, net of purchase price adjustments	(293,880)	(13,219)
Proceeds from the sale of property and equipment	4,415	—
Payments on property sale obligations	(750)	(1,084)
Net Cash Provided by (Used in) Investing Activities	(453,782)	(112,522)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	679,000	195,000
Payments of bank borrowings	(426,000)	(227,000)
Net proceeds from issuances of common stock	—	12,756
Net proceeds from stock options exercised	39	—
Purchase of treasury shares	(3,404)	(612)
Payments of debt issuance costs	(7,228)	(2,400)
Net Cash Provided by (Used in) Financing Activities	242,407	(22,256)
Net Increase (Decrease) in Cash and Cash Equivalents	803	(1,130)
Cash and Cash Equivalents at Beginning of Period	1,121	2,118
Cash and Cash Equivalents at End of Period	$1,924	$988
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$22,701	$20,277
Non-cash Investing and Financing Activities:
Changes in capital accounts payable and capital accruals	$60,595	$11,393
Non-cash equity consideration for acquisitions	$(156,259)	$(10,023)
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

Stockholder Rights Agreement. On September 20, 2022, the Board adopted a stockholder rights agreement (the “Rights Agreement”) and declared a dividend distribution of one right (each, a “Right” and together with all such rights distributed or issued pursuant to the Rights Agreement, dated as of September 20, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, the “Rights”) for each outstanding share of Company common stock to holders of record on October 5, 2022. In the event that a person or group acquires beneficial ownership of 15% or more of the Company’s then-outstanding common stock, subject to certain exceptions, each Right would entitle its holder (other than such person or members of such group) to purchase additional shares of Company common stock at a substantial discount to the public market price. In addition, at any time after a person or group acquires beneficial ownership of 15% or more of the outstanding common stock, subject to certain exceptions, the Board may direct the Company to exchange the Rights (other than Rights owned by such person or certain related parties, which will have become null and void), in whole or in part, at an exchange ratio of one share of common stock per Right (subject to adjustment). While in effect, the Rights Agreement could make it more difficult for a third party to acquire control of the Company or a large block of the common stock of the Company without the approval of the Board. The Rights Agreement will expire on the earliest of (a) 5:00 p.m., New York City time, on the first business day after the 2023 annual stockholders’ meeting, (b) 5:00 p.m., New York City time, on June 30, 2023, (c) the time at which the Rights are redeemed and (d) the time at which the Rights are exchanged in full.

Subsequent Events. We have evaluated subsequent events requiring potential accrual or disclosure in our condensed consolidated financial statements.

On October 31, 2022, the Company closed a transaction to acquire Eagle Ford and Austin Chalk oil and gas assets in DeWitt and Gonzales counties. After consideration of closing adjustments, SilverBow paid $79.3 million for the assets. The acquisition is subject to further customary post-closing adjustments. As of September 30, 2022, the Company paid an $8.7 million deposit associated with this acquisition which is recorded in “Other long-term assets” in the accompanying condensed consolidated balance sheet. The company did not incur any significant third party transaction costs associated with this acquisition.

Through October 31, 2022, the Company entered into additional derivative contracts. The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts entered into after September 30, 2022:

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Collar Contracts
2023 Contracts
1Q23	900,000	$5.00	$7.55
2Q23	910,000	$4.00	$5.20
3Q23	920,000	$4.00	$5.52
4Q23	920,000	$4.50	$6.08
2024 Contracts
1Q24	910,000	$4.75	$6.25
2Q24	910,000	$3.75	$4.45
3Q24	920,000	$3.75	$4.70
4Q24	920,000	$4.00	$5.42

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2023 Contracts
1Q23	3,600,000	$(0.03)
2Q23	3,640,000	$(0.24)
3Q23	3,680,000	$(0.21)
4Q23	3,680,000	$(0.28)

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2023 Contracts
1Q23	45,000	$27.09
2Q23	45,500	$27.09
3Q23	46,000	$27.09
4Q23	46,000	$27.09

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended September 30, 2022 and 2021, such internal costs when capitalized totaled $1.1 million and $1.2 million, respectively. For the nine months ended September 30, 2022 and 2021, such internal costs when capitalized totaled $3.3 million and $3.5 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties. There was no capitalized interest on our unproved properties for the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021.

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	September 30, 2022	December 31, 2021
Property and Equipment
Proved oil and gas properties	$2,321,809	$1,588,978
Unproved oil and gas properties	17,478	17,090
Furniture, fixtures and other equipment	6,030	5,885
Less – Accumulated depreciation, depletion, amortization & impairment	(959,139)	(869,985)
Property and Equipment, Net	$1,386,178	$741,968

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

The quarterly calculations of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. There was no impairment for the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021.

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

Accounts Receivable, Net. We assess the collectability of accounts receivable, and based on our judgment, we accrue a reserve when we believe a receivable may not be collected. At both September 30, 2022 and December 31, 2021, we had an allowance for doubtful accounts of less than $0.1 million. The allowance for doubtful accounts has been deducted from the total “Accounts receivable, net” balance on the accompanying condensed consolidated balance sheets.

At September 30, 2022, our “Accounts receivable, net” balance included $91.6 million for oil and gas sales, $2.8 million due from joint interest owners, $2.6 million for severance tax credit receivables and $5.6 million for other receivables. At December 31, 2021, our “Accounts receivable, net” balance included $45.3 million for oil and gas sales, $1.9 million due from joint interest owners, $1.0 million for severance tax credit receivables and $1.5 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net,” on the accompanying condensed consolidated statements of operations. The amount of supervision fees charged for each of the nine months ended September 30, 2022 and 2021 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $2.8 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and $6.1 million and $3.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. Management has determined that it was not more likely than not that the Company would realize future cash benefits from its remaining federal carryover items and other federal deferred tax assets and, accordingly, has recorded a valuation allowance to offset its net federal deferred tax assets in excess of deferred tax liabilities. The Company maintains a full valuation allowance against its net federal deferred tax assets in excess of deferred tax liabilities, with the exception of a $11.3 million and $5.5 million deferred tax liability that was recorded as of September 30, 2022 and December 31, 2021, respectively. We recorded an income tax provision of $6.1 million and $7.7 million for the three and nine months ended September 30, 2022, respectively, which was primarily attributable to a deferred federal income tax expense and state deferred income tax expense. The provision for the three and nine months ended September 30, 2022 is a product of the overall forecasted annual effective tax rate applied to the year to date income. There was $0.4 million income tax benefit for both the three and nine months ended September 30, 2021.

As of the third quarter of 2022, the Company still maintains a full valuation allowance. Management will continue to assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in subjective estimates of future taxable income or if objectively verifiable positive evidence is deemed to outweigh the objectively verifiable negative evidence. The Company intends to continue to record a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. However, if current commodity prices are sustained and absent any additional objectively verifiable negative evidence, it is reasonably possible that sufficient objectively verifiable positive evidence will exist within the next 12 months to adjust the current valuation allowance position. Exact timing and amount of the adjustment to the valuation allowance is unknown at this time.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses (“NOLs”) if it experiences an ownership change. Generally, an “ownership change” occurs if one or more shareholders, each of whom is deemed to own five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382. We believe we had an ownership change in August 2022 and, therefore, are subject to an annual limitation on the usage of our NOLs generated prior to the ownership change. However, we do not expect to have any of our NOLs expire before becoming available to be utilized by the Company. Management will continue to monitor the potential impact of Section 382 with respect to our NOLs.

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2022 and December 31, 2021, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

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

The following table provides information regarding our oil and gas sales, by product, reported on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Oil, natural gas and NGLs sales:
Oil	$71,811	$25,230	$155,566	$58,587
Natural gas	150,958	62,530	351,626	172,234
NGLs	19,412	11,489	47,250	25,029
Total	$242,181	$99,249	$554,442	$255,850

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts payable	$21,154	$9,688
Accrued operating expenses	10,175	4,192
Accrued compensation costs	3,775	7,029
Asset retirement obligations – current portion	529	524
Accrued non-income based taxes	16,352	3,314
Accrued corporate and legal fees	560	1,972
WTI contingency payouts - current portion	2,948	—
Payable for settled derivatives	19,463	6,371
Other payables	5,151	1,944
Total accounts payable and accrued liabilities	$80,107	$35,034

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

    Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock, held at cost” on the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2022, we purchased 120,350 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares and received 41,375 shares in conjunction with our post-closing settlement for a previously disclosed acquisition. For the nine months ended September 30, 2021 we purchased 74,586 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares.

New Accounting Pronouncements. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 , Credit Losses - Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. The updated guidance is effective for the Company for annual and quarterly reporting periods beginning after December 15, 2022. We are currently reviewing these new requirements and adoption of this guidance is not expected to have a material impact on the Company’s financial statements or disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021. The guidance provides and clarifies optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments within these ASUs were in effect for a limited time beginning March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2022. In April 2022, the FASB proposed to extend the effective date through December 31, 2024; however, a final ruling has not been issued. As of September 30, 2022, the Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Additionally, the amendment requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS). The guidance is effective the Company for fiscal years beginning after December 15, 2022. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements or disclosures.

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

    The Company has contractual agreements for its corporate office lease, vehicle fleet, compressors, treating equipment, and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding lease liability is recorded. The Company determines at inception if an arrangement is an operating or financing lease. As of September 30, 2022, all of the Company’s leases were operating leases.

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

    Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Lease Costs Included in the Asset Additions in the Condensed Consolidated Balance Sheets
Property, plant and equipment acquisitions - short-term leases	$5,850	$1,189	$9,883	$3,009
Property, plant and equipment acquisitions - operating leases	—	—	—	—
Total lease costs in property, plant and equipment additions	$5,850	$1,189	$9,883	$3,009

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Lease Costs Included in the Condensed Consolidated Statements of Operations
Lease operating expenses - short-term leases	$1,714	$314	$3,677	$1,399
Lease operating expenses - operating leases	2,163	1,504	6,118	3,774
General and administrative, net - operating leases	186	303	568	653
Total lease cost expensed	$4,063	$2,121	$10,363	$5,826

The lease term and the discount rate related to the Company's leases are as follows:

September 30, 2022
Weighted-average remaining lease term (in years)	2.6
Weighted-average discount rate	4.4%

As of September 30, 2022, the Company's future undiscounted cash payment obligation for its operating lease liabilities are as follows (in thousands):

As of September 30, 2022
2022 (Remaining)	$2,474
2023	8,675
2024	1,600
2025	839
2026	699
Thereafter	524
Total undiscounted lease payments	14,811
Present value adjustment	(853)
Net operating lease liabilities	$13,958

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities;
Operating cash flows from operating leases	$6,643	$4,289
Non-cash Investing and Financing Activities
Additions to ROU assets obtained from new operating lease liabilities	$4,453	$6,541

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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.2 million for both the three months ended September 30, 2022 and 2021, and $3.9 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively. Capitalized share-based compensation was less than $0.1 million for both the three months ended September 30, 2022 and 2021 and $0.2 million for both the nine months ended September 30, 2022 and 2021.

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

At September 30, 2022, we had no unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the nine months ended September 30, 2022:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	276,009	$28.12
Options expired	(64,263)	$33.48
Options exercised	(15,584)	$26.96
Options outstanding, end of period	196,162	$26.46
Options exercisable, end of period	196,162	$26.46

Our outstanding stock option awards had $0.3 million measurable aggregate intrinsic value at September 30, 2022. At September 30, 2022, the weighted-average remaining contract life of stock option awards outstanding was 4.6 years and exercisable was 4.6 years. The total intrinsic value of stock option awards exercisable was $0.3 million as of September 30, 2022.

Restricted Stock Units

The compensation cost related to restricted stock awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of September 30, 2022, we had $3.4 million unrecognized compensation expense related to our RSUs which is expected to be recognized over a weighted-average period of 2.2 years.

The following table provides information regarding RSU activity for the nine months ended September 30, 2022:

	RSUs	Wtd. Avg. Grant Price
RSUs outstanding, beginning of period	344,845	$8.60
RSUs granted	179,416	$26.00
RSUs forfeited	(8,734)	$21.20
RSUs vested	(277,933)	$8.86
RSUs outstanding, end of period	237,594	$20.97

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

On February 24, 2021, the Company granted 161,389 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2021 to December 31, 2022. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $13.13 per unit or 157.6% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of two years. All PSUs granted remain outstanding related to this award as of September 30, 2022.

On February 23, 2022, the Company granted 122,111 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2022 to December 31, 2024. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $36.47 per unit or 150.93% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years. All PSUs granted remain outstanding related to this award as of September 30, 2022.

As of September 30, 2022, we had $3.8 million unrecognized compensation expense related to our PSUs based on the assumption of 100% target payout. The remaining weighted-average performance period is 2.1 years.

The following table provides information regarding performance-based stock unit activity for the nine months ended September 30, 2022:

	PSUs	Wtd. Avg. Grant Price
Performance based stock units outstanding, beginning of period	244,989	$18.84
Performance based stock units granted	122,111	$36.47
Performance based stock units incremental shares granted	14,212	$18.86
Performance based stock units vested	(97,812)	$18.86
Performance based stock units outstanding, end of period	283,500	$23.18

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share (“Diluted EPS”) assumes, as of the beginning of the period, exercise of stock options and RSU grants using the treasury stock method. Diluted EPS also assumes conversion of PSUs to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and RSU grants that would potentially dilute Basic EPS in the future were also antidilutive for the three and nine months ended September 30, 2022 and 2021 are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$142,541	22,308	$6.39	$(35,943)	12,629	$(2.85)
Dilutive Securities:
Performance Based Stock Unit Awards		169			—
RSU Awards		137			—
Stock Option Awards		55			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$142,541	22,669	$6.29	$(35,943)	12,629	$(2.85)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$167,076	18,885	$8.85	$(27,514)	12,283	$(2.24)
Dilutive Securities:
Performance Based Stock Unit Awards		141			—
RSU Awards		171			—
Stock Option Awards		40			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$167,076	19,237	$8.69	$(27,514)	12,283	$(2.24)

There were no antidilutive stock options for the three months ended September 30, 2022, while 0.3 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended September 30, 2021 because they were antidilutive. Less than 0.1 million and 0.3 million stock options to purchase shares were not included in the computation of Diluted EPS for the nine months ended September 30, 2022 and 2021, respectively, because they were antidilutive.

Less than 0.1 million shares of RSUs were not included in the computation of Diluted EPS for the three months ended September 30, 2022 because they were antidilutive. There were 0.3 million shares of RSUs excluded from Diluted EPS for the three months ended September 30, 2021 because they were antidilutive due to the net loss. Less than 0.1 million shares of RSUs were not included in the computation of Diluted EPS for the nine months ended September 30, 2022 because they were antidilutive, while 0.3 million shares of RSUs were excluded from Diluted EPS for the nine months ended September 30, 2021 because they were antidilutive due to the net loss.

There were no antidilutive shares of PSUs for both the three and nine months ended September 30, 2022. There were 0.1 million and less than 0.1 million shares of PSUs excluded from Diluted EPS for both the three and nine months ended September 30, 2021, respectively, because they were antidilutive due to the net loss.

(6)          Long-Term Debt

    The Company's long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Credit Facility Borrowings (1)	$480,000	$227,000
Second Lien Notes due 2026	150,000	150,000
	630,000	377,000
Unamortized discount on Second Lien Notes due 2026	(927)	(1,061)
Unamortized debt issuance cost on Second Lien Notes due 2026	(2,722)	(3,114)
Long-Term Debt, net	$626,351	$372,825
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of September 30, 2022 and December 31, 2021, we had $9.1 million and $3.6 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $480.0 million and $227.0 million as of September 30, 2022 and December 31, 2021, respectively. The Company is a party to a First Amended and Restated Senior Secured Revolving Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended (such agreement, the “Credit Agreement” and the borrowing facility provided thereby, the “Credit Facility”). In conjunction with an unscheduled redetermination of the borrowing base requested by SilverBow along with its administrative agent as part of the SandPoint and Sundance transactions in the second quarter of 2022, the Company entered into the Tenth Amendment to the Credit Facility, effective June 22, 2022 (the “Tenth Amendment”), which among other things, increased the borrowing base under the Credit Facility to $775.0 million from $525.0 million, effective upon the closing of the Sundance transaction on June 30, 2022; extended the maturity date for the Credit Agreement to October 19, 2026 (or to the extent earlier, the date that is 91 days prior to the scheduled maturity of the Company's Second Lien notes); increased the maximum credit amounts from $1 billion to $2 billion; decreased the applicable margin used to calculate the interest rate under the Credit Facility by 50 basis points, with the specific applicable margins determined by reference to borrowing base utilization; decreased the mortgage coverage and title requirements from 90% to 85%; amended the restricted payment basket allowing the Company to make dividends or other distribution or return of capital to the extent that the Company's total leverage does not exceed 1.25x and the utilization percentage as of the date of such dividend or distribution is less than 80% after giving effect to such restricted payment; and added two new lenders as parties to the Credit Agreement. Earlier in the second quarter, the Company entered into the Ninth Amendment to the Credit Facility, effective April 12, 2022, as part of the regular, semi-annual redetermination. Prior to the Tenth Amendment, the Ninth Amendment had previously, among other things, increased the borrowing base under the Credit Agreement from $460 million to $525 million.

Effective upon the execution of the Tenth Amendment on June 22, 2022, the Credit Facility matures October 19, 2026 (or to the extent earlier, the date that is 91 days prior to the scheduled maturity of the Company's Second Lien notes), and provides for a maximum credit amount of $2.0 billion, subject to the current borrowing base of $775.0 million. The borrowing base is regularly redetermined in or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders, in their discretion, in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25.0 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit. There were no outstanding letters of credit as of September 30, 2022, and no outstanding letters of credit as of December 31, 2021. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodity prices, our hedge positions, changes in our lenders' lending criteria and our ability to raise capital to drill wells to replace produced reserves.

Interest under the Credit Facility accrues at the Company’s option either at an Alternate Base Rate plus the applicable margin (“ABR Loans”), the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin (“Term Benchmark Loans”) or Adjusted Daily Simple SOFR plus the applicable margin (“RFR Loans”). Effective upon the execution of the Tenth Amendment on June 22, 2022, the applicable margin decreased by 50 basis points and ranged from 1.75% to 2.75% based on borrowing base utilization for ABR Loans and 2.75% to 3.75% based on borrowing base utilization for Term Benchmark Loans and RFR Loans. The Alternate Base Rate and SOFR are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.5% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of September 30, 2022, the Company's weighted average interest rate on Credit Facility borrowings was 6.08%.

The obligations under the Credit Agreement are secured, subject to certain exceptions, by a first priority lien on substantially all assets of the Company and its subsidiary, including a first priority lien on properties attributed with at least 85% of estimated proved reserves of the Company and its subsidiary effective upon the execution of the Tenth Amendment on June 22, 2022.

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

    As of September 30, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $8.3 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively, and $15.9 million and $8.1 million for the nine months ended September 30, 2022 and 2021, respectively. The amount of commitment fee amortization included in interest expense, net was $0.3 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $0.3 million, for the nine months ended September 30, 2022 and 2021, respectively.

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

    The Second Lien also contains a financial covenant measuring the ratio of total net debt-to-EBITDA, as defined in the Note Purchase Agreement, for the most recently completed four fiscal quarters, not to exceed 3.25 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2022, the Company was in compliance with all financial covenants under the Second Lien.

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

    As of September 30, 2022, total net amounts recorded for the Second Lien were $146.4 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $3.8 million and $4.6 million for the three months ended September 30, 2022 and 2021, respectively, and $10.7 million and $13.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings. During the nine months ended September 30, 2022 and 2021, the Company capitalized $7.2 million and $2.4 million, respectively, for debt issuance costs incurred in connection with the amendments to our Credit Facility. Additionally, the Company wrote-off $0.4 million and $0.2 million in debt issuance costs during the nine months ended September 30, 2022 and 2021, respectively, related to changes under our Credit Facility.

(7)          Acquisitions and Dispositions

Bay De Chene Disposition
    Effective December 22, 2017, the Company closed a purchase and sale contract to sell the Company's wellbores and facilities in the Bay De Chene field and recorded a $16.3 million obligation related to the funding of certain plugging and abandonment costs. Of the $16.3 million original obligation, $0.8 million and $1.1 million was paid during the nine months ended September 30, 2022 and 2021, respectively. There is no remaining obligation under this contract as of September 30, 2022.

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

October 2021 Acquisition
On October 1, 2021, we closed on an all-stock transaction to acquire oil and gas assets in the Eagle Ford with a seller and its two affiliated entities. The acquired assets include working interests in oil and gas properties across Atascosa, Fayette, Lavaca, McMullen and Live Oak counties. After consideration of closing adjustments, we issued 1,341,990 shares of our common stock valued at approximately $35.6 million, based on the Company's share price on the closing date. The acquisition was subject to further customary post-closing adjustments. We incurred approximately $0.6 million in transaction costs for the year ended December 31, 2021. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed. As a result, we allocated substantially all of the purchase price to proved oil and gas properties. As part of the post-closing settlement of this acquisition, during the nine months ended September 30, 2022 we issued 489 new shares and received 41,375 shares back into treasury stock.

November 2021 Acquisition
On November 19, 2021, the Company closed on an acquisition of oil-weighted assets in the Eagle Ford. The acquired assets included wells and acreage in La Salle, McMullen, DeWitt and Lavaca counties. After consideration of closing adjustments, total aggregate consideration was approximately $77.4 million, consisting of $37.6 million in cash, 1,351,961 shares of our common stock valued at approximately $37.9 million based on the Company's share price on the closing date, and contingent consideration with an estimated fair value of $1.9 million. The contingent consideration consists of up to three earn-out payments of $1.6 million per year for each of 2022, 2023 and 2024, contingent upon the average monthly settlement price of WTI exceeding $70 per barrel for such year (the “2021 WTI Contingency Payout”). During the three and nine months ended September 30, 2022, the Company recorded gains of $0.7 million and losses of $0.8 million, respectively, related to the 2021 WTI Contingency Payout recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations. For further discussion of the fair value related to the Company's contingent consideration, refer to Note 9 of these Notes to Consolidated Financial Statements. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed. As a result, we allocated substantially all of the purchase price to proved oil and gas properties.

May 2022 Acquisition
On May 10, 2022, the Company closed the acquisition of certain oil and gas assets located in La Salle and McMullen Counties, Texas, as well as assumed the seller's commodity derivative contracts in place at the closing date, from SandPoint Operating, LLC, a subsidiary of SandPoint Resources, LLC. After consideration of closing adjustments, total aggregate consideration was approximately $67.5 million, consisting of $27.7 million in cash and 1,300,000 shares of our common stock valued at approximately $39.8 million based on the Company's share price on the closing date. We incurred approximately $0.5 million in transaction costs during the nine months ended September 30, 2022 related to the acquisition. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

The following table represents the allocation of the total cost of the acquisition to the assets acquired and liabilities assumed (in thousands):

Total Cost
Cash consideration	$27,709
Equity consideration	39,767
Total Consideration	67,476

Transaction costs	466

Total Cost of Transaction	$67,942

Allocation of Total Cost
Assets
Oil and gas properties	$84,611
Total assets	84,611

Liabilities
Fair value of commodity derivatives	16,511
Asset retirement obligations	158
Total Liabilities	$16,669

Net Assets Acquired	$67,942

June 2022 Acquisition
On June 30, 2022, the Company closed the acquisition of certain oil and gas assets located in Atascosa, La Salle, Live Oak and McMullen Counties, Texas, as well as assumed the seller's commodity derivative contracts in place at the closing date, from Sundance Energy, Inc., and its affiliated entities Armadillo E&P, Inc. and SEA Eagle Ford, LLC. After consideration of closing adjustments, total aggregate consideration was approximately $346.1 million, consisting of $220.9 million in cash, 4,148,472 shares of our common stock valued at approximately $117.7 million based on the Company's share price on the closing date, accrued purchase price adjustments receivable of $1.0 million which is expected to be collected by the end of 2022 and contingent consideration with an estimated fair value of $8.6 million. The contingent consideration consists of up to two earn-out payments of $7.5 million each, contingent upon the average monthly settlement price of NYMEX West Texas Intermediate crude oil exceeding $95 per barrel for the period from April 13, 2022 through December 31, 2022 which would trigger a payment of $7.5 million in 2023 and $85 per barrel for 2023 which would trigger a payment of $7.5 million in 2024 (the “2022 WTI Contingency Payout”). During both the three and nine months ended September 30, 2022, the Company recorded gains of $5.4 million related to the 2022 WTI Contingency Payout recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations. For further discussion of the fair value related to the Company's contingent consideration, refer to Note 9 of these Notes to Consolidated Financial Statements. The acquisition is subject to further customary post-closing adjustments. We incurred approximately $6.5 million in transaction costs during the nine months ended September 30, 2022 related to the acquisition. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

The following table represents the allocation of the total cost of the acquisition to the assets acquired and liabilities assumed (in thousands):

Total Cost
Cash consideration	$220,866
Equity consideration	117,651
Fair value of contingent consideration	8,566
Accrued purchase price adjustments receivable	(1,000)
Total Consideration	346,083

Transaction costs	6,545

Total Cost of Transaction	$352,628

Allocation of Total Cost
Assets
Other current assets	$4,202
Oil and gas properties	397,448
Right of use assets	890
Total assets	402,540

Liabilities
Accounts payable and accrued liabilities	12,811
Fair value of commodity derivatives	33,767
Non-current lease liability	890
Asset retirement obligations	2,444
Total Liabilities	$49,912

Net Assets Acquired	$352,628

August 2022 Acquisition
On August 15, 2022, the Company closed the acquisition of certain oil and gas assets in Webb County, Texas. After consideration of closing adjustments, total consideration was approximately $31.8 million. The acquisition is subject to further customary post-closing adjustments. We did not incur any significant transaction costs during the nine months ended September 30, 2022 related to the acquisition. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

2022 Non-strategic Dispositions
During 2022, the Company closed on multiple dispositions of non-strategic oil and gas assets. After consideration of closing adjustments, total proceeds from the dispositions were approximately $4.4 million. The transactions are subject to further customary post-closing adjustments. There was no gain or loss recognized in connection with the dispositions.

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

During the three months ended September 30, 2022 and 2021, the Company recorded losses of $1.3 million and $88.6 million, respectively, on its commodity derivatives. During the nine months ended September 30, 2022 and 2021, the Company recorded losses of $162.5 million and $152.9 million, respectively, on its commodity derivatives. During the three and nine months ended September 30, 2022, the Company recorded gains of $6.1 million and $4.7 million, respectively, related to valuation changes on the 2021 WTI Contingency Payout and 2022 WTI Contingency Payout. The Company made cash payments of $182.1 million and $29.0 million for settled derivative contracts during the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022 and December 31, 2021, there was $4.4 million and $0.9 million, respectively, in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in October 2022 and January 2022, respectively. At September 30, 2022 and December 31, 2021, we also had $19.5 million and $6.4 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts payable and accrued liabilities” and were subsequently paid in October 2022 and January 2022, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model. At September 30, 2022, there was $33.2 million and $27.4 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $108.6 million and $30.0 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2021, there was $2.8 million and $0.2 million in current and long-term unsettled derivative assets, respectively, and $47.5 million and $8.6 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying condensed consolidated balance sheet. Under the right of set-off, there was a $78.0 million net fair value liability at September 30, 2022, and a $53.0 million net fair value liability at December 31, 2021. For further discussion related to the fair value of the Company's derivatives, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts in place as of September 30, 2022:

Oil Derivative Contracts (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Sub Floor Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2022 Contracts
4Q22	559,876	$74.00
2023 Contracts
1Q23	532,175	$81.52
2Q23	494,575	$80.75
3Q23	533,980	$77.36
4Q23	569,300	$78.26
2024 Contracts
1Q24	227,500	$80.78
2Q24	249,500	$80.47
3Q24	229,000	$78.90
4Q24	217,000	$77.76
Collar Contracts
2022 Contracts
4Q22	201,304			$70.58	$85.50
2023 Contracts
1Q23	171,707			$47.37	$66.00
2Q23	167,949			$53.91	$64.89
3Q23	72,847			$59.27	$66.26
4Q23	72,242			$58.54	$65.13
2024 Contracts
1Q24	137,700			$51.61	$65.86
2Q24	33,000			$45.00	$60.72
3-Way Collar Contracts
2022 Contracts
4Q22	13,280		$42.21	$52.94	$62.14
2023 Contracts
1Q23	14,470		$44.24	$55.14	$64.55
2Q23	13,260		$44.19	$55.04	$64.53
3Q23	9,570		$43.08	$53.41	$63.33
4Q23	8,970		$43.08	$53.38	$63.35
2024 Contracts
1Q24	8,247		$45.00	$57.50	$67.85
2Q24	7,757		$45.00	$57.50	$67.85

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Sub Floor Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2022 Contracts
4Q22	4,267,284	$2.64
2023 Contracts
1Q23	981,000	$6.74
2Q23	3,816,000	$4.55
3Q23	4,816,000	$4.57
4Q23	3,887,000	$4.71
2024 Contracts
1Q24	891,000	$4.50
2Q24	5,525,000	$3.89
3Q24	5,060,000	$3.94
4Q24	5,060,000	$4.21
Collar Contracts
2022 Contracts
4Q22	10,972,376			$3.42	$4.16
2023 Contracts
1Q23	13,067,900			$3.79	$5.36
2Q23	11,231,250			$3.22	$3.96
3Q23	10,976,400			$3.39	$4.12
4Q23	11,525,000			$3.82	$4.70
2024 Contracts
1Q24	6,931,000			$4.02	$6.19
2Q24	1,913,000			$4.20	$5.13
3Q24	2,038,000			$4.12	$5.28
4Q24	2,025,000			$4.35	$5.73
3-Way Collar Contracts
2023 Contracts
1Q23	347,800		$2.06	$2.56	$3.03
2Q23	310,400		$2.04	$2.54	$3.01
3Q23	233,100		$2.00	$2.50	$2.95
4Q23	219,200		$2.00	$2.50	$2.94
2024 Contracts
1Q24	198,000		$2.00	$2.50	$3.37
2Q24	188,000		$2.00	$2.50	$3.37

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2022 Contracts
4Q22	6,140,000	$(0.07)
2023 Contracts
1Q23	8,100,000	$0.07
2Q23	8,190,000	$(0.22)
3Q23	8,280,000	$(0.19)
4Q23	8,280,000	$(0.18)
2024 Contracts
1Q24	5,460,000	$0.12
2Q24	5,460,000	$(0.27)
3Q24	5,520,000	$(0.23)
4Q24	5,520,000	$(0.19)
Houston Ship Channel Fixed Price Contracts
2022 Contracts
4Q22	132,000	$1.80
2023 Contracts
1Q23	180,000	$2.64
2Q23	60,000	$2.64

Oil Basis Swaps (Argus Cushing (WTI) and Magellan East Houston)	Total Volumes (Bbls)	Weighted-Average Price
Calendar Monthly Roll Differential Swaps
2022 Contracts
4Q22	266,800	$0.12

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2022 Contracts
4Q22	345,000	$35.00
2023 Contracts
1Q23	292,500	$34.04
2Q23	295,750	$34.04
3Q23	299,000	$33.75
4Q23	299,000	$33.75
2024 Contracts
1Q24	127,400	$29.39
2Q24	127,400	$29.39
3Q24	128,800	$29.39
4Q24	128,800	$29.39

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

2022 and 2021 Acquisitions. The Company recognized the assets acquired in our 2022 and 2021 acquisitions at cost at a relative fair value basis (refer to Note 7 of these Notes to Consolidated Financial Statements). Fair value was determined using a discounted cash flow model. The underlying future commodity prices included in the Company’s estimated future cash flows of its proved oil and gas properties were determined using NYMEX forward strip prices as of the closing date of each acquisition. The estimated future cash flows also included management’s assumptions for the estimates of production from the crude oil and natural gas proved properties, future operating, development costs and income taxes of the acquired properties and risk adjusted discount rates.

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of each of September 30, 2022 and December 31, 2021, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these Notes to Condensed Consolidated Financial Statements.

	Fair Value Measurements at
(in thousands)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Assets
Natural Gas Derivatives	$4,280	$—	$4,280	$—
Natural Gas Basis Derivatives	8,308	—	8,308	—
Oil Derivatives	36,418	—	36,418	—
NGL Derivatives	11,609	—	11,609	—
Liabilities
Natural Gas Derivatives	115,871	—	115,871	—
Natural Gas Basis Derivatives	1,675	—	1,675	—
Oil Derivatives	20,199	—	20,199	—
Oil Basis Derivatives	167	—	167	—
NGL Derivatives	656	—	656	—
2022 WTI Contingency Payout	3,121	—	3,121	—
2021 WTI Contingency Payout	2,591	—	2,591	—

December 31, 2021
Assets
Natural Gas Derivatives	$1,159	$—	$1,159	$—
Natural Gas Basis Derivatives	1,025	—	1,025	—
Oil Derivatives	371	—	371	—
Oil Basis Derivatives	3	—	3	—
NGL Derivatives	449	—	449	—
Liabilities
Natural Gas Derivatives	31,801	—	31,801	—
Natural Gas Basis Derivatives	452	—	452	—
Oil Derivatives	21,330	—	21,330	—
Oil Basis Derivatives	514	—	514	—
NGL Derivatives	1,941	—	1,941	—
2021 WTI Contingency Payout	1,841	—	1,841	—

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2021 and the nine months ended September 30, 2022 (in thousands):

Asset Retirement Obligations as of December 31, 2020	$4,974
Accretion expense	306
Liabilities incurred for new wells, acquired wells and facilities construction	1,120
Reductions due to plugged wells and facilities	(192)
Revisions in estimates	(158)
Asset Retirement Obligations as of December 31, 2021	$6,050
Accretion expense	366
Liabilities incurred for new wells, acquired wells and facilities construction	2,754
Reductions due to sold wells and facilities	(43)
Reductions due to plugged wells and facilities	(22)
Revisions in estimates	(321)
Asset Retirement Obligations as of September 30, 2022	$8,784

At both September 30, 2022 and December 31, 2021, approximately $0.5 million of our asset retirement obligations were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets.

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

Company Overview

    SilverBow is an independent oil and gas company headquartered in Houston, Texas. The Company's strategy is focused on acquiring and developing assets in the Eagle Ford and Austin Chalk located in South Texas where it has assembled approximately 180,000 net acres across five operating areas. SilverBow's acreage position in each of its operating areas is highly contiguous and designed for optimal and efficient horizontal well development. The Company has built a balanced portfolio of properties with a significant base of current production and reserves coupled with low-risk development drilling opportunities and meaningful upside from newer operating areas.
    Being a committed and long-term operator in South Texas, SilverBow possesses a significant understanding of the reservoir characteristics, geology, landowners and competitive landscape in the region. The Company leverages this in-depth knowledge to continue to assemble high quality drilling inventory while continuously enhancing its operations to maximize returns on capital invested.

Acquisitions Update

    On September 15, 2022, SilverBow announced the addition of a new acreage block in the Dorado play in Webb County. Through a series of transactions, including bolt-on acquisitions, leasing and drill-to-earn agreements, the Company has assembled 7,500 net acres with current net production of approximately 30 million cubic feet per day (“MMcf/d”). Approximately $37.6 million of the total $45 million land and leasing spend in the aforementioned area occurred during the third quarter of 2022. The new block adds stacked pay, co-development inventory with over 50 net high rate of return drilling locations across the Austin Chalk and Eagle Ford formations.

On October 3, 2022, SilverBow announced the acquisition of oil and gas assets in the proven highly economic oil and condensate windows of DeWitt and Gonzales counties for a cash purchase price of $87 million, subject to customary closing adjustments. The Company added 5,200 net acres and net production from the acquired assets based on June 2022 production data of approximately 1,100 barrels of oil equivalent per day (“Boe/d”). The transaction was comprised of incremental working interest on SilverBow’s existing acreage as well as new adjacent acreage. This provides for extended laterals, additional inventory locations and more efficient development. The Company closed on the asset transaction on October 31, 2022.

Operational Results

    Total production for the nine months ended September 30, 2022 increased 26% from the nine months ended September 30, 2021 to 254 million cubic feet of natural gas equivalent per day.

During the third quarter of 2022, SilverBow drilled 13 net wells and completed and brought online 11 net wells. In its Webb County Gas area, the Company completed and brought online a two-well pad which produced a 30-day average of 30 MMcf/d (100% gas). Of the two wells, one targeted the Austin Chalk formation and represents SilverBow's best performing Austin Chalk well to date. In its Central Oil area, the Company completed and brought online a two-well pad which had been drilled by the previous operator prior to SilverBow taking ownership on June 30, 2022. Performance from the wells has exceeded expectations with a 30-day average of 2,400 Boe/d (94% liquids), however the drilling rig experienced operational delays prior to SilverBow taking ownership and, ultimately, a third well that was drilled on the pad had to be abandoned due to a mechanical failure. The Company also brought online a three-well pad in its Central Oil area early in the fourth quarter with initial results exceeding expectations.

Net equivalent production for the third quarter of 2022 was at the midpoint of guidance. Gas volumes came in at the high-end of guidance, with NGL volumes exceeding guidance. Oil volumes were lower than anticipated due to the mechanical failure on the aforementioned two-well pad and resultant timing delays of the remaining wells drilled during the third quarter. However, as mentioned above, the performance to date from the wells in the Central Oil area remains strong and is exceeding expectations. The rig subsequently returned to expected efficiency levels by the end of July. The Company does not expect any other impact outside of first sales occurring later in the year than what was originally planned. Factoring in the changes to the drilling and completion schedule, SilverBow is guiding to estimated production of 315-329 MMcfe/d (70% gas) for the fourth quarter of 2022 and 270-274 MMcfe/d (73% gas) for full year 2022, respectively.

SilverBow operated two drilling rigs for the entirety of the third quarter, and the Company intends to continue at this pace for the remainder of 2022. At the beginning of October, SilverBow moved both its drilling rigs to its Webb County Gas area. This decision was based on the continued strong Austin Chalk results in the Dorado play. Combining the third and fourth quarters, the Company will have drilled 16 wells at its Fasken property, with 15 of them targeting the Austin Chalk and 1 targeting the Upper Eagle Ford. The returns SilverBow is generating in the Austin Chalk warranted this shift and much of this development should benefit from strong winter gas prices. In addition, the Company's non-op partner elected not to participate in 12 of the 16 wells which will add an incremental 4.5 net wells to SilverBow's 2022 development as it increases its working interest in those wells from 64% to 100%. Management believes this near-term drilling opportunity will result in significant accretion to reserve PV-10 value and increased gas production beyond 2022, which more than offsets the lower near-term oil production from the recent scheduling changes. As a returns-focused company, SilverBow has continued to benefit from its ability to be nimble and deploy capital where the economics make the largest impact.

SilverBow revised its 2022 capital budget to a range of $320-$340 million. The 5% increase to the capital budget reflects the higher working interest captured across the aforementioned Webb County Gas wells drilled in the fourth quarter and land and leasing spend of approximately $7.5 million. Inflationary pressures remain persistent in the current service market but had previously been factored into SilverBow's 2022 capital budget outlook and were not a primary driver of the updated range. With two fully utilized rigs, the Company has greater line of sight into upcoming activity levels and is addressing cost inflation through enhanced procurement initiatives, pre-ordering key materials and employing a range of short and long-term contracts. As always, SilverBow optimizes its drilling schedule based on commodity prices, returns on investment and strategically proving up additional inventory within the portfolio.

Liquidity and Capital Resources

    SilverBow's primary use of cash has been to fund capital expenditures to develop its oil and gas properties, fund acquisitions and to repay Credit Facility borrowings. The Company uses cash generated from operating activities and borrowings under its Credit Facility as its primary source of liquidity. As of September 30, 2022, SilverBow’s liquidity consisted of $1.9 million of cash-on-hand and $295.0 million in available borrowings on its Credit Facility, which had a $775.0 million borrowing base. Management believes the Company has sufficient liquidity to meet its obligations through the fourth quarter of 2023 and execute its long-term development plans. For more information on its Credit Facility, see the Credit Facility section within Note 6 to SilverBow's condensed consolidated financial statements.

Contractual Commitments and Obligations

    Other than as discussed below, there were no other material changes in SilverBow's contractual commitments during the nine months ended September 30, 2022 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Borrowings under our Credit Facility increased $253.0 million from December 31, 2021 primarily related to our acquisitions during the nine months ended September 30, 2022.

Summary of 2022 Financial Results Through September 30, 2022

•Revenues and Net Income (Loss): The Company's oil and gas revenues were $554.4 million for the nine months ended September 30, 2022, compared to $255.9 million for the nine months ended September 30, 2021. Revenues were higher due to increased production volumes driven by acquisitions and overall higher commodity pricing. The Company's net income was $167.1 million for the nine months ended September 30, 2022, compared to a net loss of $27.5 million for the nine months ended September 30, 2021. The increase in net income was primarily driven by higher revenues due to increased production volumes and higher commodity pricing.

•Capital Expenditures: The Company's capital expenditures on an accrual basis were $224.8 million for the nine months ended September 30, 2022 compared to $109.9 million for the nine months ended September 30, 2021. The expenditures for the nine months ended September 30, 2022 and 2021 were primarily attributable to drilling and completion activity.

•Working Capital: The Company had a working capital deficit of $141.9 million at September 30, 2022 and a working capital deficit of $65.8 million at December 31, 2021. Included in our working capital deficit was a net liability of $75.4 million and $44.6 million at September 30, 2022 and December 31, 2021, respectively, related to the fair value of our current open derivative contracts. Additionally included in our working capital deficit was a liability of $2.9 million associated with the fair value of our 2021 WTI Contingency Payout and 2022 WTI Contingency Payout. The working capital computation does not include available liquidity through our Credit Facility.

•Cash Flows: For the nine months ended September 30, 2022, the Company generated cash from operating activities of $212.2 million which included negative impacts attributable to changes in working capital of $25.4 million. Cash used for property additions was $163.6 million while cash used in property acquisitions, including purchase price adjustments, was $293.9 million. This excluded $60.6 million attributable to a net increase of capital-related payables and accrued costs. The Company’s net borrowings on the Credit Facility were $253.0 million during the nine months ended September 30, 2022 which were primarily used to fund acquisitions during the nine months ended September 30, 2022.

For the nine months ended September 30, 2021, the Company generated cash from operating activities of $133.6 million which included negative impacts attributable to changes in working capital of $13.9 million. Cash used for property additions was $98.2 million while cash used in property acquisitions was $13.2 million. This excluded $11.4 million attributable to a net increase of capital-related payables and accrued costs. The Company’s net repayments on the Credit Facility were $32.0 million during the nine months ended September 30, 2021.

Results of Operations

Revenues — Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021

Natural gas production was 70% and 77% of the Company's production volumes for the three months ended September 30, 2022 and 2021, respectively. Natural gas sales were 62% and 63% of oil and gas sales for the three months ended September 30, 2022 and 2021, respectively.

Crude oil production was 17% and 11% of the Company's production volumes for the three months ended September 30, 2022 and 2021, respectively. Crude oil sales were 30% and 25% of oil and gas sales for the three months ended September 30, 2022 and 2021, respectively.

NGL production was 13% and 12% of the Company's production volumes for the three months ended September 30, 2022 and 2021, respectively. NGL sales were 8% and 12% of oil and gas sales for the three months ended September 30, 2022 and 2021, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the three months ended September 30, 2022 and 2021:

Fields	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Webb County Gas	$106.1	13,514	$44.9	10,858
Western Condensate	39.7	4,623	30.9	4,807
Southern Eagle Ford	29.3	3,913	9.8	2,336
Central Oil	59.6	4,727	12.1	1,333
Eastern Extension	7.3	682	—	—
Non Core	0.2	46	1.5	196
Total	$242.2	27,505	$99.2	19,530

The sales volumes increase from 2021 to 2022 was primarily due to acquisitions in the second half of 2021 and first half of 2022, in addition to wells brought online as part of our full year 2021 capital program and the first half of 2022.

    In the third quarter of 2022, our $142.9 million, or 144%, increase in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $90.6 million favorable impact on sales due to overall higher commodity pricing; and
•Volume variances that had an approximately $52.3 million favorable impact on sales due to overall increased commodity production.

    The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended September 30, 2022 and 2021 (in thousands, except per-dollar amounts):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Production volumes:
Oil (MBbl) (1)	781	368
Natural gas (MMcf)	19,324	15,092
Natural gas liquids (MBbl) (1)	582	372
Total (MMcfe)	27,505	19,530

Oil, natural gas and natural gas liquids sales:
Oil	$71,811	$25,230
Natural gas	150,958	62,530
Natural gas liquids	19,412	11,489
Total	$242,181	$99,249

Average realized price:
Oil (per Bbl)	$91.93	$68.54
Natural gas (per Mcf)	7.81	4.14
Natural gas liquids (per Bbl)	33.34	30.92
Average per Mcfe	$8.81	$5.08

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(20.44)	$(17.18)
Natural gas (per Mcf)	(3.47)	(0.69)
Natural gas liquids (per Bbl)	(1.86)	(7.07)
Average per Mcfe	$(3.06)	$(0.99)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$71.49	$51.36
Natural gas (per Mcf)	4.34	3.45
Natural gas liquids (per Bbl)	31.48	23.85
Average per Mcfe	$5.75	$4.09
(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the three months ended September 30, 2022 and 2021, the Company recorded net losses of $1.3 million and $88.6 million from our commodities derivatives activities, respectively. Additionally for the three months ended September 30, 2022, we recorded a net gain of $6.1 million related to valuation changes from our 2021 and 2022 WTI Contingency Payouts. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021
The following table provides additional information regarding our expenses for the three months ended September 30, 2022 and 2021 (in thousands):

Costs and Expenses	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
General and administrative, net	$4,343	$5,257
Depreciation, depletion, and amortization	41,501	16,054
Accretion of asset retirement obligations	166	77
Lease operating expenses	17,701	6,978
Workovers	284	423
Transportation and gas processing	9,662	5,913
Severance and other taxes	12,581	4,908
Interest expense, net	12,173	7,433

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.16 and $0.27 for the three months ended September 30, 2022 and 2021, respectively. The decrease in costs was primarily due to increased supervision fees charged to wells we operate, which are recorded as a reduction of general and administrative expenses, during the three months ended September 30, 2022, while the decrease in per-Mcfe rate was due to an overall increase in production driven by our acquisitions. Included in general and administrative expenses is $1.2 million in share-based compensation for both the three months ended September 30, 2022 and 2021, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.51 and $0.82 for the three months ended September 30, 2022 and 2021, respectively. The increase in our per-Mcfe depreciation, depletion and amortization rate was primarily related to the acquisitions in the second half of 2021 and first half of 2022 and inflation on future development costs. The increase in costs is related to the increase in the per-Mcfe rate, coupled with an overall increase in production.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.65 and $0.38 for the three months ended September 30, 2022 and 2021, respectively. The increase in costs was primarily due to higher compression, labor, salt water disposal and chemical costs driven by our acquisitions in the second half of 2021 and first half of 2022.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.35 and $0.30 for the three months ended September 30, 2022 and 2021, respectively.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.46 and $0.25 for the three months ended September 30, 2022 and 2021, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.2% and 4.9% for the three months ended September 30, 2022 and 2021, respectively.

    Interest. Our gross interest cost was $12.2 million and $7.4 million for the three months ended September 30, 2022 and 2021, respectively. The increase in gross interest is primarily due to higher borrowings. There were no capitalized interest costs for the three months ended September 30, 2022 and 2021.

Income Taxes. The Company recorded an income tax provision of $6.1 million for the three months ended September 30, 2022 primarily attributable to a deferred federal income tax expense and deferred state income tax expense. The provision is a product of the overall forecasted annual effective tax rate applied to the year to date income. There was $0.4 million income tax benefit for the three months ended September 30, 2021 which was fully attributable to a current income tax benefit.

Results of Operations

Revenues — Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021

Natural gas production was 75% and 79% of the Company's production volumes for the nine months ended September 30, 2022 and 2021, respectively. Natural gas sales were 63% and 67% of oil and gas sales for the nine months ended September 30, 2022 and 2021, respectively.

Crude oil production was 14% and 10% of the Company's production volumes for the nine months ended September 30, 2022 and 2021, respectively. Crude oil sales were 28% and 23% of oil and gas sales for the nine months ended September 30, 2022 and 2021, respectively.

NGL production was 11% of the Company's production volumes for both the nine months ended September 30, 2022 and 2021. NGL sales were 9% and 10% of oil and gas sales for the nine months ended September 30, 2022 and 2021, respectively.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the nine months ended September 30, 2022 and 2021:

Fields	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Webb County Gas	$253.5	37,386	$127.1	31,070
Western Condensate	116.2	13,096	61.1	11,550
Southern Eagle Ford	64.1	9,236	27.6	7,341
Central Oil	94.6	7,251	37.6	4,675
Eastern Extension	24.5	2,242	—	—
Non Core	1.5	256	2.5	485
Total	$554.4	69,467	$255.9	55,121

The sales volumes increase from 2021 to 2022 was primarily due to acquisitions in the second half of 2021 and first half of 2022, in addition to wells brought online as part of our full year 2021 capital program and the first half of 2022.

    In the third quarter of 2022, our $298.6 million, or 117%, increase in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $214.8 million favorable impact on sales due to overall higher commodity pricing; and
•Volume variances that had an approximately $83.8 million favorable impact on sales due to overall increased commodity production.

    The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the nine months ended September 30, 2022 and 2021 (in thousands, except per-dollar amounts):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Production volumes:
Oil (MBbl) (1)	1,611	933
Natural gas (MMcf)	51,829	43,594
Natural gas liquids (MBbl) (1)	1,329	988
Total (MMcfe)	69,467	55,121

Oil, natural gas and natural gas liquids sales:
Oil	$155,566	$58,587
Natural gas	351,626	172,234
Natural gas liquids	47,250	25,029
Total	$554,442	$255,850

Average realized price:
Oil (per Bbl)	$96.58	$62.82
Natural gas (per Mcf)	6.78	3.95
Natural gas liquids (per Bbl)	35.56	25.32
Average per Mcfe	$7.98	$4.64

Price impact of cash-settled derivatives:
Oil (per Bbl)(2)	$(28.60)	$(16.57)
Natural gas (per Mcf)	(2.45)	(0.29)
Natural gas liquids (per Bbl)	(4.33)	(4.19)
Average per Mcfe	$(2.57)	$(0.58)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$67.98	$46.25
Natural gas (per Mcf)	4.33	3.66
Natural gas liquids (per Bbl)	31.23	21.13
Average per Mcfe	$5.41	$4.06
(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.
(2) Excludes approximately $3.6 million in settled oil hedges related to our Sundance acquisition.

For the nine months ended September 30, 2022 and 2021, the Company recorded net losses of $162.5 million and $152.9 million from our derivatives activities, respectively. Additionally for the nine months ended September 30, 2022, we recorded a net gain of $4.7 million related to valuation changes from our 2021 and 2022 WTI Contingency Payouts. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021
The following table provides additional information regarding our expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

Costs and Expenses	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
General and administrative, net	$14,840	$14,872
Depreciation, depletion, and amortization	89,096	45,485
Accretion of asset retirement obligations	366	226
Lease operating expenses	37,095	18,767
Workovers	933	512
Transportation and gas processing	22,784	17,175
Severance and other taxes	30,183	11,974
Interest expense, net	26,632	21,888

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.21 and $0.27 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in per-Mcfe rate was due to an overall increase in production driven by our acquisitions. Included in general and administrative expenses is $3.9 million and $3.5 million in share-based compensation for the nine months ended September 30, 2022 and 2021, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.28 and $0.83 for the nine months ended September 30, 2022 and 2021, respectively. The increase in our per-Mcfe depreciation, depletion and amortization rate was primarily related to the acquisitions in the second half of 2021 and the first half of 2022 and inflation on future development costs. The increase in costs is related to the increase in the per-Mcfe rate, coupled with an overall increase in production.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.55 and $0.35 for the nine months ended September 30, 2022 and 2021, respectively. The increase in costs was primarily due to higher compression, labor, salt water disposal and chemical costs driven by our acquisitions in the second half of 2021 and first half of 2022.

Transportation and Gas Processing. These expenses are related to natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.33 and $0.31 for the nine months ended September 30, 2022 and 2021.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.43 and $0.22 for the nine months ended September 30, 2022 and 2021, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.4% and 4.7% for the nine months ended September 30, 2022 and 2021, respectively.

    Interest. Our gross interest cost was $26.6 million and $21.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in gross interest is primarily due to higher borrowings. There were no capitalized interest costs for the nine months ended September 30, 2022 and 2021.

Income Taxes. The Company recorded an income tax provision of $7.7 million for the nine months ended September 30, 2022 primarily attributable to a deferred federal income tax expense and deferred state income tax expense. The benefit is a product of the overall forecasted annual effective tax rate applied to the year to date income. There was $0.4 million income tax benefit for the nine months ended September 30, 2021 which was fully attributable to a current state income tax benefit.

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

Interest Rate Risk. At September 30, 2022, we had a combined $630.0 million drawn under our Credit Facility and our Second Lien, which bear floating rates of interest and therefore are susceptible to interest rate fluctuations. These variable interest rate borrowings are also impacted by changes in short-term interest rates. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility and Second Lien at September 30, 2022 would increase our annual interest expense by $6.3 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

    A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and “Part II, Item 1A. Risk Factors” included in our Quarterly Report on Form 10-Q for the period ended March 31, 2022. Other than as provided below, there have been no material changes in our risk factors disclosed in the 2021 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2022.

We may not be able to utilize a portion of our NOLs to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our net income and cash flow.

As of December 31, 2021, we had federal NOLs of approximately $463 million, approximately $274 million of which will expire in varying amounts beginning in 2033 through 2037. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an ownership change (as determined under Section 382 of the Code). Generally, an ownership change occurs if one or more shareholders (or groups of shareholders), each of whom is deemed to own five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382. We believe we had an ownership change in August 2022 and, therefore, are subject to an annual limitation on the usage of our NOLs generated prior to the ownership change. However, we do not expect to have any of our NOLs expire before becoming available to be utilized by the Company. Management will continue to monitor the potential impact of Section 382 with respect to our NOLs. Additional changes in our future stock ownership or future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flow may be adversely affected

Certain provisions of our Charter (as defined below), our Bylaws (as defined below) and the Rights Agreement may make it difficult for stockholders to change the composition of our Board and may discourage, delay or prevent a merger or acquisition that some stockholders may consider beneficial.

Certain provisions of our Certificate of Incorporation, as amended, effective April 22, 2016 ( the “Charter”) and our Second Amended and Restated Bylaws, effective October 31, 2022 (the “Bylaws”) and our existing director nomination agreement may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of the Company and our stockholders. The provisions in our Charter and Bylaws and our existing director nomination agreement include, among other things, those that:

•provide for a classified board of directors;
•authorize our Board to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•establish advance notice procedures for nominating directors or presenting matters at stockholder meetings;
•provide SVP the right to nominate up to two of our directors; and
•limit the persons who may call special meetings of stockholders.

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

Additionally, on September 20, 2022, the Board adopted the Rights Agreement and declared a dividend distribution of one Right for each outstanding share of Company common stock to holders of record on October 5, 2022. In the event that a person or group acquires beneficial ownership of 15% or more of the Company’s then-outstanding common stock, subject to certain exceptions, each Right would entitle its holder (other than such person or members of such group) to purchase additional shares of Company common stock at a substantial discount to the public market price. In addition, at any time after a person or group acquires beneficial ownership of 15% or more of the outstanding common stock, subject to certain exceptions, the Board may direct the Company to exchange the Rights (other than Rights owned by such person or certain related parties, which will have become null and void), in whole or in part, at an exchange ratio of one share of common stock per Right (subject to adjustment). While in effect, the Rights Agreement could make it more difficult for a third party to acquire control of the Company or a large block of the common stock of the Company without the approval of the Board. The Rights Agreement will expire on the earliest of (a) 5:00 p.m., New York City time, on the first business day after the 2023 annual stockholders’ meeting, (b) 5:00 p.m., New York City time, on June 30, 2023, (c) the time at which the Rights are redeemed and (d) the time at which the Rights are exchanged in full.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of our common stock were made during the quarterly period ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Mine Safety Disclosures.

    Not applicable.

Item 5. Other Information.

On October 31, 2022, the Board adopted the Second Amended and Restated Bylaws of the Company (the “Bylaws”), which became effective the same day. Among other things, the amendments: (a) eliminate the requirement to have a stockholder list available for inspection at the stockholder meeting; (b) update the procedural mechanics with respect to adjourned meetings of stockholders; (c) provide for procedures and requirements with respect to stockholders’ right to act by written consent in lieu of a meeting (including procedures and requirements for stockholders to request a record date for such action); (d) enhance the procedural mechanics and disclosure requirements relating to business proposals submitted and director nominations made by stockholders, including by requiring: (i) certain additional background information regarding the proposing stockholders, proposed nominees or business and other persons related to such matter, (ii) a representation as to whether such stockholder intends or is part of a group which intends to deliver, in the same manner required of the Company under the Exchange Act, a proxy statement or form of proxy to holders of shares representing, in the case of nominations, at least 67% of the voting power of the Company’s outstanding stock entitled to vote generally in the election of directors, or in the case of other business, at least the percentage of the voting power of the Company’s outstanding stock required to approve or adopt such proposal and (iii) a representation that, immediately after soliciting the required percentage of stockholders described above, the stockholder submitting such matter will provide the Company with evidence confirming that the necessary steps have been taken to deliver a proxy statement and form of proxy to holders of the required percentage of the voting power of the Company’s stock entitled to vote generally in the election of directors; (e) require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white; and (f) opt out of Section 116 of the General Corporation Law of the State of Delaware by requiring that certain notices and other information or documents provided by stockholders to the Company pursuant to the Bylaws must be delivered in writing. The Bylaws also incorporate various other updates and technical, clarifying and conforming changes.

The preceding summary of the amendments to the Bylaws is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the Second Amended and Restated Bylaws filed herewith as Exhibit 3.2.

Item 6. Exhibits.

The following exhibits in this index are required by Item 601 of Regulation S-K and are filed herewith or are incorporated herein by reference:

3.1
Conformed Copy of Certificate of Incorporation of SilverBow Resources, Inc., as amended, effective April 22, 2016 (incorporated by reference as Exhibit 3.1 to SilverBow Resources, Inc.'s Quarterly Report on Form 10-Q filed May 8, 2017, File No. 001-08754).

3.2*	Second Amended and Restated Bylaws of SilverBow Resources, Inc., effective October 31, 2022.
3.3
Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of the Company (incorporated by reference as Exhibit 3.1 to SilverBow Resources, Inc.’s Current Report on Form 8-K filed September 20, 2022, File No. 001-08754).

4.1
Rights Agreement dated as of September 20, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference as Exhibit 4.1 to SilverBow Resources, Inc.’s Current Report on Form 8-K filed September 20, 2022, File No. 001-08754).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from SilverBow Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Stockholders Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
# Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERBOW RESOURCES, INC. (Registrant)
Date:	November 3, 2022	By:	/s/ Christopher M. Abundis
Christopher M. Abundis Executive Vice President, Chief Financial Officer, General Counsel and Secretary

Date:	November 3, 2022	By:	/s/ W. Eric Schultz
W. Eric Schultz Controller