Form 10-Q
period 2023-03-31
SILVERBOW RESOURCES, INC.
filed 2023-05-04
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	22,616,736 Shares outstanding at April 28, 2023

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

    Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

• further actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”), Russia and other allied producing countries (together with OPEC, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels;
• risks related to recently completed acquisitions and integration of these acquisitions;
• volatility in natural gas, oil and natural gas liquids prices;
• ability to obtain permits and government approvals;
• our borrowing capacity, future covenant compliance, cash flow and liquidity, including our ability to satisfy our short or long-term liquidity needs;
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
• availability and cost for transportation and storage capacity of oil and natural gas;
• costs of exploiting and developing our properties and conducting other operations;
• competition in the oil and natural gas industry;
• general economic and political conditions, including inflationary pressures, further increases in interest rates, a general economic slowdown or recession, instability in financial institutions, political tensions and war (including future developments in the ongoing Russia-Ukraine conflict);
• the severity and duration of world health events, including health crises and pandemics including the COVID-19 pandemic, related economic repercussions, including disruptions in the oil and gas industry, supply chain disruptions, and operational challenges including remote work arrangements and protecting the health and well-being of our employees;
• opportunities to monetize assets;
• our ability to execute on strategic initiatives;
• effectiveness of our risk management activities including hedging strategy;
• counterparty and credit market risk;
• pending legal and environmental matters, including potential impacts on our business related to climate change and related regulations;
• actions by third parties, including customers, service providers and shareholders;
• current and future governmental regulation and taxation of the oil and natural gas industry;
• developments in world oil and natural gas markets and in oil and natural gas-producing countries;

• uncertainty regarding our future operating results; and
• other risks and uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission (“SEC”).

Many of the foregoing risks and uncertainties, as well as risks and uncertainties that are currently unknown to us, are, and may be, exacerbated by the ongoing Russia-Ukraine conflict, increasing economic uncertainty, recessionary and inflationary pressures and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this quarterly report, our Annual Report on Form 10-K for the year ended December 31, 2022, subsequent Quarterly Reports on Form 10-Q, or other SEC filings occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our other filings with the SEC. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,167	$792
Accounts receivable, net	63,940	89,714
Fair value of commodity derivatives	79,979	52,549
Other current assets	2,672	2,671
Total Current Assets	148,758	145,726
Property and Equipment:
Property and equipment, full cost method, including $18,196 and $16,272, respectively, of unproved property costs not being amortized at the end of each period	2,638,716	2,529,223
Less – Accumulated depreciation, depletion, amortization & impairment	(1,048,062)	(1,004,044)
Property and Equipment, Net	1,590,654	1,525,179
Right of use assets	10,229	12,077
Fair value of long-term commodity derivatives	26,645	24,172
Other long-term assets	8,646	9,208
Total Assets	$1,784,932	$1,716,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$51,599	$60,200
Fair value of commodity derivatives	13,450	40,796
Accrued capital costs	45,264	56,465
Accrued interest	2,225	2,665
Current lease liability	7,165	8,553
Undistributed oil and gas revenues	16,743	27,160
Total Current Liabilities	136,446	195,839
Long-term debt, net	705,715	688,531
Non-current lease liability	3,303	3,775
Deferred tax liabilities	42,753	16,141
Asset retirement obligations	9,451	9,171
Fair value of long-term commodity derivatives	2,394	7,738
Other long-term liabilities	565	3,588
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,081,653 and 22,663,135 shares issued, respectively, and 22,602,018 and 22,309,740 shares outstanding, respectively	231	227
Additional paid-in capital	577,293	576,118
Treasury stock, held at cost, 479,635 and 353,395 shares, respectively	(10,479)	(7,534)
Retained earnings	317,260	222,768
Total Stockholders’ Equity	884,305	791,579
Total Liabilities and Stockholders’ Equity	$1,784,932	$1,716,362
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues:
Oil and gas sales	$139,954	$129,656

Operating Expenses:
General and administrative, net	7,664	4,786
Depreciation, depletion, and amortization	43,998	21,154
Accretion of asset retirement obligations	224	99
Lease operating expenses	20,560	9,125
Workovers	779	647
Transportation and gas processing	11,520	6,352
Severance and other taxes	9,385	7,764
Total Operating Expenses	94,130	49,927

Operating Income	45,824	79,729

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	92,249	(140,242)
Interest expense, net	(16,745)	(6,557)
Other income (expense), net	(24)	61

Income (Loss) Before Income Taxes	121,304	(67,009)

Provision (Benefit) for Income Taxes	26,812	(2,754)

Net Income (Loss)	$94,492	$(64,255)

Per Share Amounts:

Basic Earnings (Loss) Per Share	$4.21	$(3.84)

Diluted Earnings (Loss) Per Share	$4.17	$(3.84)

Weighted-Average Shares Outstanding - Basic	22,440	16,719

Weighted-Average Shares Outstanding - Diluted	22,634	16,719

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2021	$168	$413,017	$(2,984)	$(117,669)	$292,532
Purchase of treasury shares (96,012 shares)	—	—	(2,462)	—	(2,462)
Treasury shares pursuant to purchase price adjustment (41,191 shares)	—	—	(1,146)	—	(1,146)
Vesting of share-based compensation (318,390 shares)	3	(3)	—	—	—
Issuance pursuant to acquisition (489 shares)	—	12	—	—	12
Share-based compensation	—	1,101	—	—	1,101
Net Loss	—	—	—	(64,255)	(64,255)
Balance, March 31, 2022	$171	$414,127	$(6,592)	$(181,924)	$225,782

Balance, December 31, 2022	$227	$576,118	$(7,534)	$222,768	$791,579
Purchase of treasury shares (126,240 shares)	—	—	(2,945)	—	(2,945)
Vesting of share-based compensation (418,518 shares)	4	(4)	—	—	—
Share-based compensation	—	1,179	—	—	1,179
Net Income	—	—	—	94,492	94,492
Balance, March 31, 2023	$231	$577,293	$(10,479)	$317,260	$884,305
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$94,492	$(64,255)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	43,998	21,154
Accretion of asset retirement obligations	224	99
Deferred income taxes	26,612	(2,902)
Share-based compensation	1,124	1,047
(Gain) Loss on derivatives, net	(92,249)	140,242
Cash settlement (paid) received on derivatives	18,699	(24,554)
Settlements of asset retirement obligations	(3)	(38)
Other	756	1,138
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable and other current assets	30,687	2,794
Increase (decrease) in accounts payable and accrued liabilities	(24,504)	(10,144)
Increase (decrease) in income taxes payable	300	149
Increase (decrease) in accrued interest	(441)	165
Net Cash Provided by (Used in) Operating Activities	99,695	64,895
Cash Flows from Investing Activities:
Additions to property and equipment	(111,285)	(35,228)
Acquisition of oil and gas properties, net of purchase price adjustments	(1,090)	436
Net Cash Provided by (Used in) Investing Activities	(112,375)	(34,792)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	121,000	122,000
Payments of bank borrowings	(104,000)	(149,000)
Purchase of treasury shares	(2,945)	(2,462)
Payments of debt issuance costs	—	(117)
Net Cash Provided by (Used in) Financing Activities	14,055	(29,579)
Net Increase (Decrease) in Cash and Cash Equivalents	1,375	524
Cash and Cash Equivalents at Beginning of Period	792	1,121
Cash and Cash Equivalents at End of Period	$2,167	$1,645
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$16,434	$5,816
Non-cash Investing and Financing Activities:
Changes in capital accounts payable and capital accruals	$(3,097)	$5,037
Non-cash equity consideration for acquisitions	$—	$1,134
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

The condensed consolidated financial statements included herein are unaudited and certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Through April 28, 2023, the Company entered into additional derivative contracts. The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts entered into after March 31, 2023:

Oil Derivative Contracts (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2024 Contracts
3Q24	920	$71.60
Collar Contracts
2023 Contracts
3Q23	46,000		$72.00	$82.83
4Q23	46,000		$71.00	$80.65
2025 Contracts
1Q25	193,500		$64.47	$75.84

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Collar Contracts
2025 Contracts
1Q25	3,330,000	$4.00	$5.27

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended March 31, 2023 and 2022, such internal costs when capitalized totaled $1.4 million and $1.0 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties. There was no capitalized interest on our unproved properties for both the three months ended March 31, 2023 and 2022.

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	March 31, 2023	December 31, 2022
Property and Equipment
Proved oil and gas properties	$2,614,332	$2,506,853
Unproved oil and gas properties	18,196	16,272
Furniture, fixtures and other equipment	6,188	6,098
Less – Accumulated depreciation, depletion, amortization & impairment	(1,048,062)	(1,004,044)
Property and Equipment, Net	$1,590,654	$1,525,179

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

The quarterly calculations of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. There was no ceiling test write-down for either of the three months ended March 31, 2023 and 2022.

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

Accounts Receivable, Net. We assess the collectability of accounts receivable based on a broad range of reasonable and forward-looking information including historical losses, current economic conditions, future forecasts and contractual terms. The Company's credit losses based on these assessments are considered immaterial. At both March 31, 2023 and December 31, 2022, we had an allowance of less than $0.1 million. The allowance has been deducted from the total “Accounts receivable, net” balance on the accompanying condensed consolidated balance sheets.

At March 31, 2023, our “Accounts receivable, net” balance included $44.3 million for oil and gas sales, $1.2 million due from joint interest owners, $5.7 million for severance tax credit receivables and $12.7 million for other receivables. At December 31, 2022, our “Accounts receivable, net” balance included $70.9 million for oil and gas sales, $5.6 million due from joint interest owners, $4.3 million for severance tax credit receivables and $8.9 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net,” on the accompanying condensed consolidated statements of operations. The amount of supervision fees charged for each of the three months ended March 31, 2023 and 2022 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $2.7 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. The Company's effective tax was approximately 22% and (4)% for three months ended March 31, 2023 and 2022, respectively. The Company recorded an income tax provision of $26.8 million for the three months ended March 31, 2023 and an income tax benefit of $2.8 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 primarily related to the statutory federal tax rate plus the impact of the Texas Margin Tax. The effective tax rate for the three months ended March 31, 2022 related to the effects of a valuation allowance previously established against the Company’s net federal deferred tax assets in excess of deferred tax liabilities. The tax impact for both periods was a product of the overall forecasted annual effective tax rate applied to the year to date income or loss.

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

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2023 and December 31, 2022, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

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

The following table provides information regarding our oil and gas sales, by product, reported on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Oil, natural gas and NGLs sales:
Oil	$74,655	$39,741
Natural gas	52,922	77,372
NGLs	12,377	12,543
Total	$139,954	$129,656

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts payable	$20,254	$23,660
Accrued operating expenses	13,735	10,572
Accrued compensation costs	1,510	4,814
Asset retirement obligations – current portion	1,598	1,284
Accrued non-income based taxes	5,836	4,849
Accrued corporate and legal fees	306	388
WTI contingency payouts - current portion	2,023	1,600
Payable for settled derivatives	984	6,026
Other payables	5,353	7,007
Total accounts payable and accrued liabilities	$51,599	$60,200

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

Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock, held at cost” on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2023, we purchased 126,240 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares. For the three months ended March 31, 2022, we purchased 96,012 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares and received 41,191 shares in conjunction with our post-closing settlement for a previously disclosed acquisition.

New Accounting Pronouncements. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. The updated guidance is effective for the Company for annual and quarterly reporting periods beginning after December 15, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021. The guidance provides and clarifies optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments within these ASUs were in effect beginning March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2024. As of March 31, 2023, the Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Additionally, the amendment requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS). The guidance is effective for the Company for fiscal years beginning after December 15, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

(3)       Leases

The Company follows the Financial Accounting Standards Board's Accounting Standards Codification Topic No. 842 and elected the package of practical expedients that allows an entity to carry forward historical accounting treatment relating to lease identification and classification for existing leases upon adoption and the practical expedient related to land easements that allows an entity to carry forward historical accounting treatment for land easements on existing agreements. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the Consolidated Balance Sheets. We have elected to not account for lease and non-lease components separately.

The Company has contractual agreements for its corporate office lease, vehicle fleet, compressors, treating equipment, and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding lease liability is recorded. The Company determines at inception if an arrangement is an operating or financing lease. As of March 31, 2023, all of the Company’s leases were operating leases.

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

As of March 31, 2023, the Company's future cash payment obligation for its operating lease liabilities are as follows (in thousands):

As of March 31, 2023
2023 (Remaining)	$6,742
2024	2,028
2025	1,027
2026	827
2027	57
Thereafter	478
Total undiscounted lease payments	11,159
Present value adjustment	(691)
Net operating lease liabilities	$10,468

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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.1 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. Capitalized share-based compensation was less than $0.1 million for both the three months ended March 31, 2023 and 2022.

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

At March 31, 2023, we had no unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the three months ended March 31, 2023:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	196,162	$26.46
Options granted	—	$—
Options exercised	—	$—
Options outstanding, end of period	196,162	$26.46
Options exercisable, end of period	196,162	$26.46

Our outstanding stock option awards had $0.1 million measurable aggregate intrinsic value at March 31, 2023. At March 31, 2023, the weighted-average remaining contract life of stock option awards outstanding was 4.1 years and exercisable was 4.1 years. The total intrinsic value of stock option awards exercisable was $0.1 million as of March 31, 2023.

Restricted Stock Units

The compensation cost related to restricted stock awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of March 31, 2023, we had $6.6 million unrecognized compensation expense related to our RSUs which is expected to be recognized over a weighted-average period of 2.4 years.

The following table provides information regarding RSU activity for the three months ended March 31, 2023:

	RSUs	Wtd. Avg. Grant Price
RSUs outstanding, beginning of period	227,114	$21.18
RSUs granted	189,894	$23.65
RSUs forfeited	(670)	$26.66
RSUs vested	(115,108)	$15.70
RSUs outstanding, end of period	301,230	$24.82

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

On February 23, 2022, the Company granted 122,111 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2022 to December 31, 2024. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $36.47 per unit or 150.93% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years. All PSUs granted remain outstanding related to this award as of March 31, 2023.

On February 23, 2023, the Company granted 120,749 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2023 to December 31, 2025. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $31.18 per unit or 136.28% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years. All PSUs granted remain outstanding related to this award as of March 31, 2023.

As of March 31, 2023, we had $6.4 million unrecognized compensation expense related to our PSUs based on the assumption of 100% target payout. The remaining weighted-average performance period is 2.3 years.

The following table provides information regarding performance-based stock unit activity for the three months ended March 31, 2023:

	PSUs	Wtd. Avg. Grant Price
Performance based stock units outstanding, beginning of period	283,500	$23.18
Performance based stock units granted	120,749	$31.18
Performance based stock units incremental shares granted	142,021	$13.13
Performance based stock units vested	(303,410)	$13.13
Performance based stock units outstanding, end of period	242,860	$33.84

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share (“Diluted EPS”) assumes, as of the beginning of the period, exercise of stock options and RSU grants using the treasury stock method. Diluted EPS also assumes conversion of PSUs to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and RSU grants that would potentially dilute Basic EPS in the future were also antidilutive for the three months ended March 31, 2023 and 2022 are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$94,492	22,440	$4.21	$(64,255)	16,719	$(3.84)
Dilutive Securities:
Performance Based Stock Unit Awards		97			—
RSU Awards		91			—
Stock Option Awards		6			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$94,492	22,634	$4.17	$(64,255)	16,719	$(3.84)

There were 0.1 million stock options to purchase shares which were not included in the computation of Diluted EPS for the three months ended March 31, 2023 because they were antidilutive, while 0.2 million stock options to purchase shares were not included in the computation of Diluted EPS for the three months ended March 31, 2022 because they were antidilutive due to the net loss.

There were less than 0.1 million shares of RSUs that were not included in the computation of Diluted EPS for the three months ended March 31, 2023 because they were antidilutive while less than 0.1 million shares of RSUs were excluded from Diluted EPS for the three months ended March 31, 2022 because they were antidilutive due to the net loss.

There were 0.1 million shares of PSUs excluded from Diluted EPS for the three months ended March 31, 2023 because they were antidilutive while 0.1 million shares of PSUs were excluded from Diluted EPS for the three months ended March 31, 2022 because they were antidilutive due to the net loss.

(6)          Long-Term Debt

    The Company's long-term debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Credit Facility Borrowings due 2026 (1)	$559,000	$542,000
Second Lien Notes due 2026	150,000	150,000
	709,000	692,000
Unamortized discount on Second Lien Notes due 2026	(835)	(882)
Unamortized debt issuance cost on Second Lien Notes due 2026	(2,450)	(2,587)
Long-Term Debt, net	$705,715	$688,531
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of March 31, 2023 and December 31, 2022, we had $8.1 million and $8.7 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $559.0 million and $542.0 million as of March 31, 2023 and December 31, 2022, respectively. The Company is a party to a First Amended and Restated Senior Secured Revolving Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended (such agreement, the “Credit Agreement” and the borrowing facility provided thereby, the “Credit Facility”).

The Credit Facility matures October 19, 2026 (or to the extent earlier, the date that is 91 days prior to the scheduled maturity of the Company's Second Lien notes), and provides for a maximum credit amount of $2.0 billion, subject to the current borrowing base of $775.0 million. The borrowing base is regularly redetermined in or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders, in their discretion, in accordance with their oil and gas lending criteria at the time of the relevant redetermination. In conjunction with its regularly scheduled semi-annual redeterminations, the Company reaffirmed the borrowing base and elected commitment amount under the Credit Facility at $775.0 million, effective November 22, 2022, and again on March 20, 2023. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25.0 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit. There were no outstanding letters of credit as of March 31, 2023, and no outstanding letters of credit as of December 31, 2022. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodity prices, our hedge positions, changes in our lenders' lending criteria and our ability to raise capital to drill wells to replace produced reserves.

Interest under the Credit Facility accrues at the Company’s option either at an Alternate Base Rate plus the applicable margin (“ABR Loans”), the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin (“Term Benchmark Loans”) or Adjusted Daily Simple SOFR plus the applicable margin (“RFR Loans”). The applicable margin ranges from 1.75% to 2.75% based on borrowing base utilization for ABR Loans and 2.75% to 3.75% based on borrowing base utilization for Term Benchmark Loans and RFR Loans. The Alternate Base Rate and SOFR are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.5% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of March 31, 2023, the Company's weighted average interest rate on Credit Facility borrowings was 8.13%.

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

As of March 31, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $11.9 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively. The amount of commitment fee amortization included in interest expense, net was $0.3 million for both the three months ended March 31, 2023 and 2022.

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

The Second Lien also contains a financial covenant measuring the ratio of total net debt-to-EBITDA, as defined in the Note Purchase Agreement, for the most recently completed four fiscal quarters, not to exceed 3.25 to 1.0 as of the last day of each fiscal quarter. As of March 31, 2023, the Company was in compliance with all financial covenants under the Second Lien.

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

    As of March 31, 2023, total net amounts recorded for the Second Lien were $146.7 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $4.8 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings. During the three months ended March 31, 2022, the Company capitalized $0.1 million for debt issuance costs incurred in connection with the amendments to our Credit Facility. There were no capitalized debt issuance costs during the three months ended March 31, 2023.

(7)          Acquisitions and Dispositions

November 2021 Acquisition
On November 19, 2021, the Company closed on an acquisition of oil-weighted assets in the Eagle Ford. The acquired assets included wells and acreage in La Salle, McMullen, DeWitt and Lavaca counties. After consideration of closing adjustments, total aggregate consideration was approximately $77.4 million, consisting of $37.6 million in cash, 1,351,961 shares of our common stock valued at approximately $37.9 million based on the Company's share price on the closing date, and contingent consideration with an estimated fair value of $1.9 million. The contingent consideration consists of up to three earn-out payments of $1.6 million per year for each of 2022, 2023 and 2024, contingent upon the average monthly settlement price of WTI exceeding $70 per barrel for such year (the “2021 WTI Contingency Payout”). During the three months ended March 31, 2023 and 2022, the Company recorded losses of less than $0.1 million and $1.2 million, respectively, related to the 2021 WTI Contingency Payout recorded in “Gain (loss) on commodity derivatives, net” on the consolidated statements of operation and recorded $1.6 million in earn-out consideration payable to the seller related to the 2022 calendar year in “Accounts payable and accrued liabilities” on the condensed consolidated balance sheet as of December 31, 2022. For further discussion of the fair value related to the Company's contingent consideration, refer to Note 9 of these Notes to Consolidated Financial Statements. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

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

June 2022 Acquisition
On June 30, 2022, the Company closed the acquisition of certain oil and gas assets located in Atascosa, La Salle, Live Oak and McMullen Counties, Texas, as well as assumed the seller's commodity derivative contracts in place at the closing date, from Sundance Energy, Inc., and its affiliated entities Armadillo E&P, Inc. and SEA Eagle Ford, LLC (collectively, “Sundance”). After consideration of closing adjustments, total aggregate consideration was approximately $344.9 million, consisting of $220.9 million in cash, 4,148,472 shares of our common stock valued at approximately $117.7 million based on the Company's share price on the closing date, accrued purchase price adjustments receivable of $1.0 million and contingent consideration with an estimated fair value of $7.4 million. The contingent consideration consists of up to two earn-out payments of $7.5 million each, contingent upon the average monthly settlement price of NYMEX West Texas Intermediate crude oil exceeding $95 per barrel for the period from April 13, 2022 through December 31, 2022 which would trigger a payment of $7.5 million in 2023 and $85 per barrel for 2023 which would trigger a payment of $7.5 million in 2024 (the “2022 WTI Contingency Payout”). The contingent payout for the period of April 13, 2022 through December 31, 2022 did not materialize. During the three months ended March 31, 2023, the Company recorded gains of $1.0 million related to the 2022 WTI Contingency Payout recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations. For further discussion of the fair value related to the Company's contingent consideration, refer to Note 9 of these Notes to Consolidated Financial Statements. The acquisition is subject to further customary post-closing adjustments. We incurred approximately $6.8 million in transaction costs during the year ended December 31, 2022 related to the acquisition. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

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

During the three months ended March 31, 2023 and 2022, the Company recorded gains of $91.2 million and losses of $139.0 million, respectively, on its commodity derivatives. During the three months ended March 31, 2023 and 2022, the Company recorded gains of $1.0 million and losses of $1.2 million, respectively, related to valuation changes on the 2021 WTI Contingency Payout and 2022 WTI Contingency Payout. The Company collected cash payments of $18.7 million and made cash payments of $24.6 million for settled derivative contracts during the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023 and December 31, 2022, there was $11.8 million and $6.9 million, respectively, in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in April 2023 and January 2023, respectively. At March 31, 2023 and December 31, 2022, we also had $1.0 million and $6.0 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts payable and accrued liabilities” and were subsequently paid in April 2023 and January 2023, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model. At March 31, 2023, there was $80.0 million and $26.6 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $13.5 million and $2.4 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2022, there was $52.5 million and $24.2 million in current and long-term unsettled derivative assets, respectively, and $40.8 million and $7.7 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying condensed consolidated balance sheet. Under the right of set-off, there was a $90.8 million net fair value asset at March 31, 2023, and a $28.2 million net fair value asset at December 31, 2022. For further discussion related to the fair value of the Company's derivatives, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts in place as of March 31, 2023:

Oil Derivative Contracts (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Sub Floor Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2023 Contracts
2Q23	494,575	$80.75
3Q23	533,980	$77.36
4Q23	569,300	$78.26
2024 Contracts
1Q24	227,500	$80.78
2Q24	254,050	$80.24
3Q24	272,700	$76.91
4Q24	256,100	$75.98
Collar Contracts
2023 Contracts
2Q23	167,949			$53.91	$64.89
3Q23	72,847			$59.27	$66.26
4Q23	72,242			$58.54	$65.13
2024 Contracts
1Q24	137,700			$51.61	$65.86
2Q24	33,000			$45.00	$60.72
2025 Contracts
1Q25	45,000			$62.00	$69.40
3-Way Collar Contracts
2023 Contracts
2Q23	13,260		$44.19	$55.04	$64.53
3Q23	9,570		$43.08	$53.41	$63.33
4Q23	8,970		$43.08	$53.38	$63.35
2024 Contracts
1Q24	8,247		$45.00	$57.50	$67.85
2Q24	7,757		$45.00	$57.50	$67.85

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Sub Floor Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2023 Contracts
2Q23	3,816,000	$4.55
3Q23	4,816,000	$4.57
4Q23	3,887,000	$4.71
2024 Contracts
1Q24	2,711,000	$5.15
2Q24	7,800,000	$3.95
3Q24	7,820,000	$4.03
4Q24	7,820,000	$4.35
2025 Contracts
1Q25	900,000	$5.01
2Q25	910,000	$4.12
3Q25	920,000	$4.27
4Q25	920,000	$4.70
Collar Contracts
2023 Contracts
2Q23	12,141,250			$3.28	$4.05
3Q23	11,896,400			$3.43	$4.23
4Q23	12,445,000			$3.87	$4.80
2024 Contracts
1Q24	7,841,000			$4.10	$6.19
2Q24	2,823,000			$4.05	$4.91
3Q24	2,958,000			$4.00	$5.10
4Q24	2,945,000			$4.24	$5.63
2025 Contracts
1Q25	1,800,000			$4.00	$5.41
3-Way Collar Contracts
2023 Contracts
2Q23	310,400		$2.04	$2.54	$3.01
3Q23	233,100		$2.00	$2.50	$2.95
4Q23	219,200		$2.00	$2.50	$2.94
2024 Contracts
1Q24	198,000		$2.00	$2.50	$3.37
2Q24	188,000		$2.00	$2.50	$3.37

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2023 Contracts
2Q23	14,560,000	$(0.24)
3Q23	14,720,000	$(0.21)
4Q23	13,800,000	$(0.23)
2024 Contracts
1Q24	9,100,000	$(0.01)
2Q24	9,100,000	$(0.32)
3Q24	9,200,000	$(0.28)
4Q24	9,200,000	$(0.31)
Houston Ship Channel Fixed Price Contracts
2023 Contracts
2Q23	60,000	$2.64

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2023 Contracts
2Q23	341,250	$33.12
3Q23	345,000	$32.87
4Q23	345,000	$32.87
2024 Contracts
1Q24	127,400	$29.39
2Q24	127,400	$29.39
3Q24	128,800	$29.39
4Q24	128,800	$29.39

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

Acquisitions. The Company recognized the assets acquired in our acquisitions at cost at a relative fair value basis (refer to Note 7 of these Notes to Consolidated Financial Statements). Fair value was determined using a discounted cash flow model. The underlying future commodity prices included in the Company’s estimated future cash flows of its proved oil and gas properties were determined using NYMEX forward strip prices as of the closing date of each acquisition. The estimated future cash flows also included management’s assumptions for the estimates of production from the crude oil and natural gas proved properties, future operating, development costs and income taxes of the acquired properties and risk adjusted discount rates.

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of each of March 31, 2023 and December 31, 2022, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these Notes to Condensed Consolidated Financial Statements.

	Fair Value Measurements at
(in thousands)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Assets
Natural Gas Derivatives	$73,197	$—	$73,197	$—
Natural Gas Basis Derivatives	4,300	—	4,300	—
Oil Derivatives	19,106	—	19,106	—
NGL Derivatives	10,022	—	10,022	—
Liabilities
Natural Gas Derivatives	1,624	—	1,624	—
Natural Gas Basis Derivatives	2,999	—	2,999	—
Oil Derivatives	11,177	—	11,177	—
NGL Derivatives	44	—	44	—
2022 WTI Contingency Payout	1,090	—	1,090	—
2021 WTI Contingency Payout	1,498	—	1,498	—

December 31, 2022
Assets
Natural Gas Derivatives	$25,960	$—	$25,960	$—
Natural Gas Basis Derivatives	26,023	—	26,023	—
Oil Derivatives	14,604	—	14,604	—
NGL Derivatives	10,134	—	10,134	—
Liabilities
Natural Gas Derivatives	28,579	—	28,579	—
Natural Gas Basis Derivatives	409	—	409	—
Oil Derivatives	19,442	—	19,442	—
NGL Derivatives	104	—	104	—
2022 WTI Contingency Payout	2,135	—	2,135	—
2021 WTI Contingency Payout	1,453	—	1,453	—

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2022 and the three months ended March 31, 2023 (in thousands):

Asset Retirement Obligations as of December 31, 2021	$6,050
Accretion expense	534
Liabilities incurred for new wells, acquired wells and facilities construction	3,032
Reductions due to sold wells and facilities	(57)
Reductions due to plugged wells and facilities	(22)
Revisions in estimates	919
Asset Retirement Obligations as of December 31, 2022	$10,456
Accretion expense	224
Liabilities incurred for new wells, acquired wells and facilities construction	59
Reductions due to plugged wells and facilities	(3)
Revisions in estimates	313
Asset Retirement Obligations as of March 31, 2023	$11,049

At March 31, 2023 and December 31, 2022, approximately $1.6 million and $1.3 million of our asset retirement obligations, respectively, were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Company's financial information and its condensed consolidated financial statements and accompanying notes included in this report and its audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2022. The following information contains forward-looking statements; see “Forward-Looking Statements” in this report.

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

Operational Results and Strategy

    Total production for the three months ended March 31, 2023 increased 35% from the three months ended March 31, 2022 to 304 million cubic feet of natural gas equivalent per day.

During the first quarter of 2023, SilverBow drilled 13 net wells, completed 11 net wells and brought online 13 net wells. The Company operated two drilling rigs during the quarter, primarily on its Central Oil and Western Condensate areas, which reflect its ongoing focus on oil development in the near term. SilverBow's operations team set a new Company record in pumping efficiency during the quarter, completing 25% more stages per day as compared to similar jobs for full year 2022. Drilling and completion costs year to date have trended below levels experienced in 2022, including drilling dayrates, horsepower, sand and chemicals.

In its Central Oil area, the Company completed and brought online two three-well pads which produced 30-day averages of 2,000 Boe/d (93% oil) with average lateral lengths of 7,550 feet. In its Western Condensate area, SilverBow completed and brought online a three-well pad which produced a 30-day average of 2,700 Boe/d (26% oil) with an average lateral length of 7,200 feet. Strong initial performance from these pads are in-line with expectations and support consistent results across the Company's oil development program. As expected, net gas production in SilverBow's Webb County Gas area was limited to contracted firm capacity levels during the quarter. The Company continues to plan for limited interruptible takeaway capacity until late 2023 as new pipelines come into service.

SilverBow's drilling program for 2023 remains focused on oil production growth this year with several oil wells targeting the Austin Chalk formation. The Company is maintaining its full year 2023 capital budget range of $450-$475 million focused on its Central Oil, Western Condensate and Eastern Extension areas. As always, SilverBow optimizes its drilling schedule based on commodity prices, returns on investment and strategically proving up additional inventory within its portfolio.

Liquidity and Capital Resources

SilverBow's primary use of cash has been to fund capital expenditures to develop its oil and gas properties, fund acquisitions and to repay Credit Facility borrowings. The Company uses cash generated from operating activities and borrowings under its Credit Facility as its primary source of liquidity. As of March 31, 2023, SilverBow’s liquidity consisted of $2.2 million of cash-on-hand and $216.0 million in available borrowings on its Credit Facility, which had a $775.0 million borrowing base. Management believes the Company has sufficient liquidity to meet all near-term obligations and execute its long-term development plans. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt. For more information on its Credit Facility, see the Credit Facility section within Note 6 of our condensed consolidated financial statements included in Item 1 of this report.

Contractual Commitments and Obligations

Other than as discussed below, there were no other material changes in SilverBow's contractual commitments during the three months ended March 31, 2023 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. Borrowings under our Credit Facility increased $17.0 million from December 31, 2022.

Summary of 2023 Financial Results Through March 31, 2023

•Revenues and Net Income (Loss): The Company's oil and gas revenues were $140.0 million for the three months ended March 31, 2023, compared to $129.7 million for the three months ended March 31, 2022. Revenues were higher due to increased production volumes partially offset by overall lower commodity pricing. The Company's net income was $94.5 million for the three months ended March 31, 2023, compared to a net loss of $64.3 million for the three months ended March 31, 2022. The increase in net income was primarily driven by higher revenues due to increased production volumes and a net gain on our commodity derivatives.

•Capital Expenditures: The Company's capital expenditures on an accrual basis were $108.0 million for the three months ended March 31, 2023 compared to $40.4 million for the three months ended March 31, 2022. The expenditures for the three months ended March 31, 2023 and 2022 were primarily attributable to drilling and completion activity.

•Working Capital: The Company had a working capital surplus of $12.3 million at March 31, 2023 and a working capital deficit of $50.1 million at December 31, 2022. Included in our working capital was a net asset of $66.5 million and $11.8 million at March 31, 2023 and December 31, 2022, respectively, related to the fair value of our current open derivative contracts. The working capital computation does not include available liquidity through our Credit Facility.

•Cash Flows: For the three months ended March 31, 2023, the Company generated cash from operating activities of $99.7 million, of which $6.0 million was attributable to changes in working capital. Cash used for property additions was $111.3 million while purchase price adjustments related to our 2022 acquisitions totaled $1.1 million. Cash flows from operating activities also included $3.1 million attributable to a net decrease of capital-related payables and accrued costs. The Company’s net borrowings on the Credit Facility were $17.0 million during the three months ended March 31, 2023.

For the three months ended March 31, 2022, the Company generated cash from operating activities of $64.9 million which included negative impacts attributable to changes in working capital of $7.0 million. Cash used for property additions was $35.2 million while purchase price adjustments related to our 2021 acquisitions totaled $0.4 million. This excluded $5.0 million attributable to a net increase of capital-related payables and accrued costs. The Company’s net repayments on the Credit Facility were $27.0 million during the three months ended March 31, 2022.

Results of Operations

Revenues — Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022

Natural gas production was 66% and 77% of the Company's production volumes for the three months ended March 31, 2023 and 2022, respectively. Natural gas sales were 38% and 60% of oil and gas sales for the three months ended March 31, 2023 and 2022, respectively.

Crude oil production was 22% and 13% of the Company's production volumes for the three months ended March 31, 2023 and 2022, respectively. Crude oil sales were 53% and 31% of oil and gas sales for the three months ended March 31, 2023 and 2022, respectively.

NGL production was 12% and 10% of the Company's production volumes for the three months ended March 31, 2023 and 2022, respectively. NGL sales were 9% of oil and gas sales for both the three months ended March 31, 2023 and 2022.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the three months ended March 31, 2023 and 2022:

Fields	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Webb County Gas	$39.4	13,241	$56.9	11,451
Western Condensate	27.0	5,243	38.3	4,549
Southern Eagle Ford	5.5	1,747	10.7	2,172
Central Oil	60.0	6,039	14.8	1,209
Eastern Extension	7.7	1,029	8.1	797
Non Core	0.4	46	0.9	141
Total	$140.0	27,345	$129.7	20,319

The sales volumes increase from 2022 to 2023 was primarily due to acquisitions in the second half of 2022, in addition to wells brought online as part of our full year 2022 and first quarter 2023 capital programs.

    In the first quarter of 2023, our $10.3 million, or 8%, increase in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $62.8 million unfavorable impact on sales due to overall lower commodity pricing; and
•Volume variances that had an approximately $73.1 million favorable impact on sales due to overall increased commodity production.

    The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended March 31, 2023 and 2022 (in thousands, except per-dollar amounts):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Production volumes:
Oil (MBbl) (1)	1,023	429
Natural gas (MMcf)	17,974	15,587
Natural gas liquids (MBbl) (1)	539	359
Total (MMcfe)	27,345	20,319

Oil, natural gas and natural gas liquids sales:
Oil	$74,655	$39,741
Natural gas	52,922	77,372
Natural gas liquids	12,377	12,543
Total	$139,954	$129,656

Average realized price before impact of cash-settled derivatives:
Oil (per Bbl)	$73.01	$92.59
Natural gas (per Mcf)	2.94	4.96
Natural gas liquids (per Bbl)	22.95	34.89
Average per Mcfe	$5.12	$6.38

Price impact of cash-settled derivatives:
Oil (per Bbl)	$0.92	$(30.04)
Natural gas (per Mcf)	0.94	(0.84)
Natural gas liquids (per Bbl)	3.61	(6.11)
Average per Mcfe	$0.73	$(1.39)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$73.93	$62.55
Natural gas (per Mcf)	3.89	4.12
Natural gas liquids (per Bbl)	26.56	28.78
Average per Mcfe	$5.85	$4.99
(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the three months ended March 31, 2023 and 2022, the Company recorded net gains of $91.2 million and net losses of $139.0 million from our commodities derivatives activities, respectively. Additionally for the three months ended March 31, 2023 and 2022, we recorded a net gain of $1.0 million and net loss $1.2 million, respectively, related to valuation changes from our 2021 and 2022 WTI Contingency Payouts. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022
The following table provides additional information regarding our expenses for the three months ended March 31, 2023 and 2022 (in thousands):

Costs and Expenses	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
General and administrative, net	$7,664	$4,786
Depreciation, depletion, and amortization	43,998	21,154
Accretion of asset retirement obligations	224	99
Lease operating expenses	20,560	9,125
Workovers	779	647
Transportation and gas processing	11,520	6,352
Severance and other taxes	9,385	7,764
Interest expense, net	16,745	6,557
Provision (benefit) for income taxes	26,812	(2,754)

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.28 and $0.24 for the three months ended March 31, 2023 and 2022, respectively. The increase in costs was primarily due to higher legal and professional fees. Included in general and administrative expenses is $1.1 million and $1.0 million in share-based compensation for the three months ended March 31, 2023 and 2022, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.61 and $1.04 for the three months ended March 31, 2023 and 2022, respectively. The increase in our per-Mcfe depreciation, depletion and amortization rate was primarily related to the acquisitions in 2022 and inflation on future development costs. The increase in costs is related to the increase in the per-Mcfe rate, coupled with an overall increase in production.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.78 and $0.48 for the three months ended March 31, 2023 and 2022, respectively. The increase in costs was primarily due to higher labor, compression, salt water disposal, maintenance and chemical costs driven by our acquisitions in 2022.

Transportation and Gas Processing. These expenses are related to oil, natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.42 and $0.31 for the three months ended March 31, 2023 and 2022, respectively. The increase in costs and in our per Mcfe rate was primarily attributable to additional transportation and processing agreements associated with our acquisitions in 2022 along with increased contractual fees across portions of our properties.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.34 and $0.38 for the three months ended March 31, 2023 and 2022, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 6.7% and 6.0% for the three months ended March 31, 2023 and 2022, respectively.

    Interest. Our gross interest cost was $16.7 million and $6.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase in gross interest is primarily due to higher borrowings. There were no capitalized interest costs for the three months ended March 31, 2023 and 2022.

Income Taxes. The Company recorded an income tax provision of $26.8 million and an income tax benefit of $2.8 million for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 primarily related to the statutory federal tax rate plus the impact of the Texas Margin Tax. The effective tax rate for the three months ended March 31, 2022 related to the effects of a valuation allowance previously established against the Company’s net federal deferred tax assets in excess of deferred tax liabilities. The tax impact for both periods was a product of the overall forecasted annual effective tax rate applied to the year to date income or loss.

Critical Accounting Policies and New Accounting Pronouncements

There have been no changes in the critical accounting policies disclosed in our 2022 Annual Report on Form 10-K.

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

Interest Rate Risk. At March 31, 2023, we had a combined $709.0 million drawn under our Credit Facility and our Second Lien, which bear floating rates of interest and therefore are susceptible to interest rate fluctuations. These variable interest rate borrowings are also impacted by changes in short-term interest rates. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility and Second Lien at March 31, 2023 would increase our annual interest expense by $7.1 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes in our risk factors disclosed in the 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits in this index are required by Item 601 of Regulation S-K and are filed herewith or are incorporated herein by reference:

3.1	Certificate of Incorporation of Swift Energy Company, effective April 22, 2016 (incorporated by reference Exhibit 3.1 to Swift Energy Company’s Form S-8 filed April 27, 2016, File No. 333-210936).
3.2
Certificate of Amendment to Certificate of Incorporation, effective May 5, 2017 (incorporated by reference as Exhibit 3.1 to SilverBow Resources, Inc.’s Current Report on Form 8-K filed May 5, 2017, File No. 001-08754).

3.3
Second Amended and Restated Bylaws of SilverBow Resources, Inc., effective October 31, 2022 (incorporated by reference as Exhibit 3.1 to SilverBow Resources, Inc.’s Current Report on Form 8-K filed September 20, 2022, File No. 001-08754).

3.4
Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of the Company (incorporated by reference as Exhibit 3.1 to SilverBow Resources, Inc.’s Current Report on Form 8-K filed September 20, 2022, File No. 001-08754).

10.1+*	Form of Restricted Stock Unit Agreement – Non-Employee Directors 2023
10.2+*	Form of Restricted Stock Unit Agreement – Officers 2023
10.3+*	Form of Performance Share Unit Agreement – Officers 2023
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from SilverBow Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Stockholders Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
# Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
+ Management contract or compensatory plan or arrangement

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERBOW RESOURCES, INC. (Registrant)
Date:	May 4, 2023	By:	/s/ Christopher M. Abundis
Christopher M. Abundis Executive Vice President, Chief Financial Officer and General Counsel

Date:	May 4, 2023	By:	/s/ W. Eric Schultz
W. Eric Schultz Vice President of Accounting and Controller