Form 10-Q
period 2023-06-30
SILVERBOW RESOURCES, INC.
filed 2023-08-03
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	22,617,842 Shares outstanding at July 28, 2023

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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
• the severity and duration of world health events, including health crises and pandemics, related economic repercussions, including disruptions in the oil and gas industry, supply chain disruptions, and operational challenges including remote work arrangements and protecting the health and well-being of our employees;
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

PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,102	$792
Accounts receivable, net	64,587	89,714
Fair value of commodity derivatives	72,590	52,549
Other current assets	3,935	2,671
Total Current Assets	142,214	145,726
Property and Equipment:
Property and equipment, full cost method, including $26,344 and $16,272, respectively, of unproved property costs not being amortized at the end of each period	2,756,694	2,529,223
Less – Accumulated depreciation, depletion, amortization & impairment	(1,097,935)	(1,004,044)
Property and Equipment, Net	1,658,759	1,525,179
Right of use assets	9,435	12,077
Fair value of long-term commodity derivatives	21,903	24,172
Other long-term assets	8,159	9,208
Total Assets	$1,840,470	$1,716,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$60,143	$60,200
Fair value of commodity derivatives	9,711	40,796
Accrued capital costs	44,047	56,465
Accrued interest	2,755	2,665
Current lease liability	5,966	8,553
Undistributed oil and gas revenues	18,463	27,160
Total Current Liabilities	141,085	195,839
Long-term debt, net	722,904	688,531
Non-current lease liability	3,571	3,775
Deferred tax liabilities	50,073	16,141
Asset retirement obligations	9,619	9,171
Fair value of long-term commodity derivatives	2,032	7,738
Other long-term liabilities	541	3,588
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 23,102,787 and 22,663,135 shares issued, respectively, and 22,617,842 and 22,309,740 shares outstanding, respectively	231	227
Additional paid-in capital	578,817	576,118
Treasury stock, held at cost, 484,945 and 353,395 shares, respectively	(10,600)	(7,534)
Retained earnings	342,197	222,768
Total Stockholders’ Equity	910,645	791,579
Total Liabilities and Stockholders’ Equity	$1,840,470	$1,716,362
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Revenues:
Oil and gas sales	$126,400	$182,605

Operating Expenses:
General and administrative, net	5,318	5,710
Depreciation, depletion, and amortization	49,853	26,441
Accretion of asset retirement obligations	240	101
Lease operating expenses	19,180	10,270
Workovers	811	2
Transportation and gas processing	11,771	6,769
Severance and other taxes	8,771	9,838
Total Operating Expenses	95,944	59,131

Operating Income	30,456	123,474

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	19,993	(22,406)
Interest expense, net	(18,190)	(7,902)
Other income (expense), net	29	(10)

Income (Loss) Before Income Taxes	32,288	93,156

Provision (Benefit) for Income Taxes	7,351	4,366

Net Income (Loss)	$24,937	$88,790

Per Share Amounts:

Basic Earnings (Loss) Per Share	$1.10	$5.05

Diluted Earnings (Loss) Per Share	$1.10	$4.95

Weighted-Average Shares Outstanding - Basic	22,615	17,581

Weighted-Average Shares Outstanding - Diluted	22,674	17,938

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues:
Oil and gas sales	$266,354	$312,261

Operating Expenses:
General and administrative, net	12,982	10,497
Depreciation, depletion, and amortization	93,850	47,595
Accretion of asset retirement obligations	464	200
Lease operating expenses	39,740	19,395
Workovers	1,590	649
Transportation and gas processing	23,292	13,121
Severance and other taxes	18,156	17,602
Total Operating Expenses	190,074	109,059

Operating Income	76,280	203,202

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	112,243	(162,648)
Interest expense, net	(34,935)	(14,459)
Other income (expense), net	4	52

Income (Loss) Before Income Taxes	153,592	26,147

Provision (Benefit) for Income Taxes	34,163	1,612

Net Income (Loss)	$119,429	$24,535

Per Share Amounts:

Basic Earnings (Loss) Per Share	$5.30	$1.43

Diluted Earnings (Loss) Per Share	$5.27	$1.40

Weighted-Average Shares Outstanding - Basic	22,527	17,146

Weighted-Average Shares Outstanding - Diluted	22,654	17,506

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2021	$168	$413,017	$(2,984)	$(117,669)	$292,532
Purchase of treasury shares (96,012 shares)	—	—	(2,462)	—	(2,462)
Treasury shares pursuant to purchase price adjustment (41,191 shares)	—	—	(1,146)	—	(1,146)
Vesting of share-based compensation (318,390 shares)	3	(3)	—	—	—
Issuance pursuant to acquisition (489 shares)	—	12	—	—	12
Share-based compensation	—	1,101	—	—	1,101
Net Loss	—	—	—	(64,255)	(64,255)
Balance, March 31, 2022	$171	$414,127	$(6,592)	$(181,924)	$225,782
Stock options exercised (4,497 shares)	—	39	—	—	39
Purchase of treasury shares (16,485 shares)	—	—	(503)	—	(503)
Vesting of share-based compensation (57,355 shares)	1	(1)	—	—	—
Issuance pursuant to acquisition (5,448,472 shares)	55	157,338	—	—	157,393
Share-based compensation	—	1,756	—	—	1,756
Net Income	—	—	—	88,790	88,790
Balance, June 30, 2022	$227	$573,259	$(7,095)	$(93,134)	$473,257

Balance, December 31, 2022	$227	$576,118	$(7,534)	$222,768	$791,579
Purchase of treasury shares (126,240 shares)	—	—	(2,945)	—	(2,945)
Vesting of share-based compensation (418,518 shares)	4	(4)	—	—	—
Share-based compensation	—	1,179	—	—	1,179
Net Income	—	—	—	94,492	94,492
Balance, March 31, 2023	$231	$577,293	$(10,479)	$317,260	$884,305
Purchase of treasury shares (5,310 shares)	—	—	(121)	—	(121)
Vesting of share-based compensation (21,134 shares)	—	—	—	—	—
Share-based compensation	—	1,524	—	—	1,524
Net Income	—	—	—	24,937	24,937
Balance, June 30, 2023	$231	$578,817	$(10,600)	$342,197	$910,645
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$119,429	$24,535
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	93,850	47,595
Accretion of asset retirement obligations	464	200
Deferred income taxes	33,932	1,205
Share-based compensation	2,575	2,714
(Gain) Loss on derivatives, net	(112,243)	162,648
Cash settlement (paid) received on derivatives	47,481	(90,603)
Settlements of asset retirement obligations	(411)	(54)
Write down of debt issuance cost	—	350
Other	1,312	1,668
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable and other current assets	26,297	(34,422)
Increase (decrease) in accounts payable and accrued liabilities	(21,916)	(1,254)
Increase (decrease) in income taxes payable	229	304
Increase (decrease) in accrued interest	89	723
Net Cash Provided by (Used in) Operating Activities	191,088	115,609
Cash Flows from Investing Activities:
Additions to property and equipment	(221,464)	(93,746)
Acquisition of oil and gas properties, net of purchase price adjustments	(248)	(272,225)
Proceeds from the sale of property and equipment	—	2,532
Payments on property sale obligations	—	(750)
Net Cash Provided by (Used in) Investing Activities	(221,712)	(364,189)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	210,000	482,000
Payments of bank borrowings	(176,000)	(215,000)
Net proceeds from stock options exercised	—	39
Purchase of treasury shares	(3,066)	(2,965)
Payments of debt issuance costs	—	(7,207)
Net Cash Provided by (Used in) Financing Activities	30,934	256,867
Net Increase (Decrease) in Cash and Cash Equivalents	310	8,287
Cash and Cash Equivalents at Beginning of Period	792	1,121
Cash and Cash Equivalents at End of Period	$1,102	$9,408
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$33,340	$12,228
Non-cash Investing and Financing Activities:
Changes in capital accounts payable and capital accruals	$3,485	$20,882
Non-cash equity consideration for acquisitions	$—	$(156,259)
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

Through July 31, 2023, the Company entered into additional derivative contracts. The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts entered into after June 30, 2023:

Oil Derivative Contracts (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2024 Contracts
1Q24	273,000	$75.11
2Q24	273,000	$75.11
3Q24	276,000	$75.11
4Q24	276,000	$75.11
2025 Contracts
1Q25	270,000	$70.60
2Q25	273,000	$70.60
3Q25	276,000	$70.60
4Q25	276,000	$70.60
Collar Contracts
2023 Contracts
4Q23	92,000		$70.00	$80.40
2024 Contracts
1Q24	91,000		$65.00	$79.10
2Q24	91,000		$65.00	$79.10
3Q24	92,000		$65.00	$79.10
4Q24	92,000		$65.00	$79.10
2025 Contracts
2Q25	136,500		$61.33	$73.97
2026 Contracts
1Q26	90,000		$64.00	$71.50
2Q26	91,000		$64.00	$71.50
3Q26	92,000		$64.00	$71.50

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2025 Contracts
3Q25	920,000	$3.75
4Q25	920,000	$4.16
Collar Contracts
2024 Contracts
1Q24	1,820,000		$3.25	$4.29
2Q24	1,820,000		$3.00	$3.31
3Q24	920,000		$3.00	$3.65
4Q24	920,000		$3.25	$4.40
2025 Contracts
2Q25	4,004,000		$3.25	$3.97
3Q25	920,000		$3.25	$3.99
4Q25	920,000		$3.75	$4.65

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2024 Contracts
1Q24	910,000	$0.075
2Q24	910,000	$(0.261)
3Q24	920,000	$(0.234)
4Q24	920,000	$(0.276)
2025 Contracts
1Q25	900,000	$0.023
2Q25	910,000	$(0.315)
3Q25	920,000	$(0.240)
4Q25	920,000	$(0.274)

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For both the three months ended June 30, 2023 and 2022, such internal costs capitalized totaled $1.2 million. For the six months ended June 30, 2023 and 2022, such internal costs capitalized totaled $2.6 million and $2.2 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties. There was no capitalized interest on our unproved properties for both the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022.

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	June 30, 2023	December 31, 2022
Property and Equipment
Proved oil and gas properties	$2,724,110	$2,506,853
Unproved oil and gas properties	26,344	16,272
Furniture, fixtures and other equipment	6,240	6,098
Less – Accumulated depreciation, depletion, amortization & impairment	(1,097,935)	(1,004,044)
Property and Equipment, Net	$1,658,759	$1,525,179

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

The quarterly calculations of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. There was no ceiling test write-down for either of the three months ended June 30, 2023 and 2022 or the six months ended June 30, 2023 and 2022.

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

Accounts Receivable, Net. We assess the collectability of accounts receivable based on a broad range of reasonable and forward-looking information including historical losses, current economic conditions, future forecasts and contractual terms. The Company's credit losses based on these assessments are considered immaterial. At both June 30, 2023 and December 31, 2022, we had an allowance of less than $0.1 million. The allowance has been deducted from the total “Accounts receivable, net” balance on the accompanying condensed consolidated balance sheets.

At June 30, 2023, our “Accounts receivable, net” balance included $45.2 million for oil and gas sales, $1.4 million due from joint interest owners, $7.6 million for severance tax credit receivables and $10.4 million for other receivables. At December 31, 2022, our “Accounts receivable, net” balance included $70.9 million for oil and gas sales, $5.6 million due from joint interest owners, $4.3 million for severance tax credit receivables and $8.9 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net,” on the accompanying condensed consolidated statements of operations. The amount of supervision fees charged for each of the six months ended June 30, 2023 and 2022 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $2.9 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $5.5 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. The Company's effective tax rate was approximately 22% and 4% for the three months ended June 30, 2023 and 2022, respectively, and 22% and 6% for the six months ended June 30, 2023 and 2022, respectively. The Company recorded an income tax provision of $7.4 million and $34.2 million for the three and six months ended June 30, 2023, respectively, and an income tax provision of $4.4 million and $1.6 million for the three and six months ended June 30, 2022, respectively. The tax impact for both periods was a product of the overall forecasted annual effective tax rate applied to the year to date income.

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

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2023 and December 31, 2022, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

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

The following table provides information regarding our oil and gas sales, by product, reported on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Oil, natural gas and NGLs sales:
Oil	$80,151	$44,014	$154,807	$83,755
Natural gas	33,805	123,296	86,727	200,668
NGLs	12,443	15,295	24,820	27,838
Total	$126,400	$182,605	$266,354	$312,261

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts payable	$32,210	$23,660
Accrued operating expenses	10,565	10,572
Accrued compensation costs	2,328	4,814
Asset retirement obligations – current portion	1,551	1,284
Accrued non-income based taxes	8,957	4,849
Accrued corporate and legal fees	260	388
WTI contingency payouts - current portion	975	1,600
Payable for settled derivatives	1,016	6,026
Other payables	2,281	7,007
Total accounts payable and accrued liabilities	$60,143	$60,200

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

Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock, held at cost” on the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2023, we purchased 131,550 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares. For the six months ended June 30, 2022, we purchased 112,497 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares and received 41,191 shares in conjunction with our post-closing settlement for a previously disclosed acquisition.

New Accounting Pronouncements. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. The updated guidance is effective for the Company for annual and quarterly reporting periods beginning after December 15, 2022, and the Company adopted the guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021. The guidance provides and clarifies optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments within these ASUs were in effect beginning March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2024. As of June 30, 2023, the Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Additionally, the amendment requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS). The guidance is effective for the Company for fiscal years beginning after December 15, 2022, and the Company adopted the guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

(3)       Leases

The Company follows the FASB's Accounting Standards Codification Topic No. 842 and elected the package of practical expedients that allows an entity to carry forward historical accounting treatment relating to lease identification and classification for existing leases upon adoption and the practical expedient related to land easements that allows an entity to carry forward historical accounting treatment for land easements on existing agreements. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the Consolidated Balance Sheets. We have elected to not account for lease and non-lease components separately.

The Company has contractual agreements for its corporate office lease, vehicle fleet, compressors, treating equipment, and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding lease liability is recorded. The Company determines at inception if an arrangement is an operating or financing lease. As of June 30, 2023, all of the Company’s leases were operating leases.

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

As of June 30, 2023, the Company's future cash payment obligation for its operating lease liabilities are as follows (in thousands):

As of June 30, 2023
2023 (Remaining)	$4,730
2024	2,607
2025	1,422
2026	955
2027	61
Thereafter	472
Total undiscounted lease payments	10,247
Present value adjustment	(710)
Net operating lease liabilities	$9,537

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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.5 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $2.6 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively. Capitalized share-based compensation was less than $0.1 million for both the three months ended June 30, 2023 and 2022, and $0.1 million for both the six months ended June 30, 2023 and 2022.

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

At June 30, 2023, we had no unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the six months ended June 30, 2023:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	196,162	$26.46
Options granted	—	$—
Options exercised	—	$—
Options outstanding, end of period	196,162	$26.46
Options exercisable, end of period	196,162	$26.46

Our outstanding stock option awards had $0.5 million measurable aggregate intrinsic value at June 30, 2023. At June 30, 2023, the weighted-average remaining contract life of stock option awards outstanding was 3.9 years and exercisable was 3.9 years. The total intrinsic value of stock option awards exercisable was $0.5 million as of June 30, 2023.

Restricted Stock Units

The compensation cost related to restricted stock awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of June 30, 2023, we had $5.8 million unrecognized compensation expense related to our RSUs which is expected to be recognized over a weighted-average period of 2.2 years.

The following table provides information regarding RSU activity for the six months ended June 30, 2023:

	RSUs	Wtd. Avg. Grant Price
RSUs outstanding, beginning of period	227,114	$21.18
RSUs granted	192,014	$23.66
RSUs forfeited	(1,424)	$25.44
RSUs vested	(136,242)	$17.55
RSUs outstanding, end of period	281,462	$24.61

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

On February 23, 2022, the Company granted 122,111 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2022 to December 31, 2024. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $36.47 per unit or 150.93% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years. All PSUs granted remain outstanding related to this award as of June 30, 2023.

On February 23, 2023, the Company granted 120,749 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2023 to December 31, 2025. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $31.18 per unit or 136.28% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years. All PSUs granted remain outstanding related to this award as of June 30, 2023.

As of June 30, 2023, we had $5.6 million unrecognized compensation expense related to our PSUs based on the assumption of 100% target payout. The remaining weighted-average performance period is 2.1 years.

The following table provides information regarding performance-based stock unit activity for the six months ended June 30, 2023:

	PSUs	Wtd. Avg. Grant Price
Performance based stock units outstanding, beginning of period	283,500	$23.18
Performance based stock units granted	120,749	$31.18
Performance based stock units incremental shares granted	142,021	$13.13
Performance based stock units vested	(303,410)	$13.13
Performance based stock units outstanding, end of period	242,860	$33.84

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share (“Diluted EPS”) assumes, as of the beginning of the period, exercise of stock options and RSU grants using the treasury stock method. Diluted EPS also assumes conversion of PSUs to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and RSU grants that would potentially dilute Basic EPS in the future were also antidilutive for the three and six months ended June 30, 2023 and 2022 are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$24,937	22,615	$1.10	$88,790	17,581	$5.05
Dilutive Securities:
Performance Based Stock Unit Awards		19			171
RSU Awards		33			128
Stock Option Awards		7			58
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$24,937	22,674	$1.10	$88,790	17,938	$4.95

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$119,429	22,527	$5.30	$24,535	17,146	$1.43
Dilutive Securities:
Performance Based Stock Unit Awards		58			142
RSU Awards		62			188
Stock Option Awards		7			30
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$119,429	22,654	$5.27	$24,535	17,506	$1.40

There were 0.1 million stock options to purchase shares which were not included in the computation of Diluted EPS for the three months ended June 30, 2023 because they were antidilutive, while there were no antidilutive stock options for the three months ended June 30, 2022. Additionally, there were 0.1 million and less than 0.1 million stock options to purchase shares which were not included in the computation of Diluted EPS for the six months ended June 30, 2023 and 2022, respectively, because they were antidilutive.

There were less than 0.1 million shares of RSUs that were not included in the computation of Diluted EPS for the three months ended June 30, 2023 and 2022 because they were antidilutive while less than 0.1 million shares of RSUs were not included in the computation of Diluted EPS for the six months ended June 30, 2023 and 2022 because they were antidilutive.

There were 0.1 million shares of PSUs excluded from Diluted EPS for the three months ended June 30, 2023 because they were antidilutive while there were no antidilutive shares of PSUs that could be converted to common shares for the three months ended June 30, 2022. Additionally, there were 0.1 million shares of PSUs that could be converted to common shares which were not included in the computation of Diluted EPS for the six months ended June 30, 2023 because they were antidilutive while there were no antidilutive shares of PSUs that could be converted to common shares for the six months ended June 30, 2022.

(6)          Long-Term Debt

    The Company's long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Credit Facility Borrowings due 2026 (1)	$576,000	$542,000
Second Lien Notes due 2026	150,000	150,000
	726,000	692,000
Unamortized discount on Second Lien Notes due 2026	(787)	(882)
Unamortized debt issuance cost on Second Lien Notes due 2026	(2,309)	(2,587)
Long-Term Debt, net	$722,904	$688,531
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of June 30, 2023 and December 31, 2022, we had $7.6 million and $8.7 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $576.0 million and $542.0 million as of June 30, 2023 and December 31, 2022, respectively. The Company is a party to a First Amended and Restated Senior Secured Revolving Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended (such agreement, the “Credit Agreement” and the borrowing facility provided thereby, the “Credit Facility”).

The Credit Facility matures October 19, 2026 (or to the extent earlier, the date that is 91 days prior to the scheduled maturity of the Company's Second Lien notes), and provides for a maximum credit amount of $2.0 billion, subject to the current borrowing base of $775.0 million. The borrowing base is regularly redetermined in or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders, in their discretion, in accordance with their oil and gas lending criteria at the time of the relevant redetermination. In conjunction with its regularly scheduled semi-annual redeterminations, the Company reaffirmed the borrowing base and elected commitment amount under the Credit Facility at $775.0 million, effective November 22, 2022, and again on March 20, 2023. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25.0 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit. There were no outstanding letters of credit as of June 30, 2023, and no outstanding letters of credit as of December 31, 2022. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodity prices, our hedge positions, changes in our lenders' lending criteria and our ability to raise capital to drill wells to replace produced reserves.

Interest under the Credit Facility accrues at the Company’s option either at an Alternate Base Rate plus the applicable margin (“ABR Loans”), the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin (“Term Benchmark Loans”) or Adjusted Daily Simple SOFR plus the applicable margin (“RFR Loans”). The applicable margin ranges from 1.75% to 2.75% based on borrowing base utilization for ABR Loans and 2.75% to 3.75% based on borrowing base utilization for Term Benchmark Loans and RFR Loans. The Alternate Base Rate and SOFR are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.5% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of June 30, 2023, the Company's weighted average interest rate on Credit Facility borrowings was 8.48%.

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

As of June 30, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $13.2 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively, and $25.2 million and $7.6 million for the six months ended June 30, 2023 and 2022, respectively. The amount of commitment fee amortization included in interest expense, net was $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

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

On June 14, 2023, the Company entered into the Third Amendment to the Note Purchase Agreement to effectuate the replacement of LIBOR with an adjusted term secured overnight financing rate plus a margin of 0.25% (“Term SOFR”). After the Third Amendment, interest under the Second Lien is payable quarterly and accrues, based on the Company's election at the time of the borrowing, either at Term SOFR plus a margin of 7.5% (“Second Lien Term SOFR Loans”) or at an Alternate Base Rate which is based on the greater of (i) the prime rate; (ii) the greater of the federal funds effective rate or overnight bank funding rate, plus 0.5%; or (iii) Term SOFR plus 1% (“Second Lien ABR Loans”) plus a margin of 6.5%. Additionally, to the extent the Company were to default on the Second Lien, this would potentially trigger a cross-default under our Credit Facility. As of June 30, 2023, the Company's interest rate on Second Lien borrowings was 12.75%.

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

The Second Lien also contains a financial covenant measuring the ratio of total net debt-to-EBITDA, as defined in the Note Purchase Agreement, for the most recently completed four fiscal quarters, not to exceed 3.25 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2023, the Company was in compliance with all financial covenants under the Second Lien.

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

    As of June 30, 2023, total net amounts recorded for the Second Lien were $146.9 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $5.0 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively, and $9.8 million and $6.9 million for the six months ended June 30, 2023 and 2022, respectively.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings. During the six months ended June 30, 2022, the Company capitalized $7.2 million for debt issuance costs incurred in connection with the amendments to our Credit Facility. There were no capitalized costs incurred during the six months ended June 30, 2023.

(7)          Acquisitions and Dispositions

November 2021 Acquisition
On November 19, 2021, the Company closed on an acquisition of oil-weighted assets in the Eagle Ford. The acquired assets included wells and acreage in La Salle, McMullen, DeWitt and Lavaca counties. After consideration of closing adjustments, total aggregate consideration was approximately $77.4 million, consisting of $37.6 million in cash, 1,351,961 shares of our common stock valued at approximately $37.9 million based on the Company's share price on the closing date, and contingent consideration with an estimated fair value of $1.9 million. The contingent consideration consists of up to three earn-out payments of $1.6 million per year for each of 2022, 2023 and 2024, contingent upon the average monthly settlement price of WTI exceeding $70 per barrel for such year (the “2021 WTI Contingency Payout”). During the three months ended June 30, 2023 and 2022, the Company recorded losses of less than $0.1 million and $0.2 million, respectively, and losses of $0.1 million and $1.5 million, respectively, for the six months ended June 30, 2023 and 2022 related to the 2021 WTI Contingency Payout which are recorded in “Gain (loss) on commodity derivatives, net” on the consolidated statements of operations. We also recorded $1.6 million in earn-out consideration payable to the seller related to the 2022 calendar year in “Accounts payable and accrued liabilities” on the condensed consolidated balance sheet as of December 31, 2022. For further discussion of the fair value related to the Company's contingent consideration, refer to Note 9 of these Notes to Consolidated Financial Statements. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

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

June 2022 Acquisition
On June 30, 2022, the Company closed the acquisition of certain oil and gas assets located in Atascosa, La Salle, Live Oak and McMullen Counties, Texas, as well as assumed the seller's commodity derivative contracts in place at the closing date, from Sundance Energy, Inc., and its affiliated entities Armadillo E&P, Inc. and SEA Eagle Ford, LLC (collectively, “Sundance”). After consideration of closing adjustments, total aggregate consideration was approximately $344.9 million, consisting of $220.9 million in cash, 4,148,472 shares of our common stock valued at approximately $117.7 million based on the Company's share price on the closing date, accrued purchase price adjustments receivable of $1.0 million and contingent consideration with an estimated fair value of $7.4 million. The contingent consideration consists of up to two earn-out payments of $7.5 million each, contingent upon the average monthly settlement price of NYMEX West Texas Intermediate crude oil exceeding $95 per barrel for the period from April 13, 2022 through December 31, 2022 which would trigger a payment of $7.5 million in 2023 and $85 per barrel for 2023 which would trigger a payment of $7.5 million in 2024 (the “2022 WTI Contingency Payout”). The contingent payout for the period of April 13, 2022 through December 31, 2022 did not materialize. During the six months ended June 30, 2023, the Company recorded gains of $1.0 million related to valuation changes in the 2022 WTI Contingency Payout recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations. Additionally, as part of our post-close settlement we settled the 2022 WTI Contingency during the second quarter of 2023. As such, we recorded a non-cash gain of $1.1 million during the six months ended June 30, 2023, and we are no longer required to make a contingency payment related to the 2022 WTI Contingency Payout. We incurred approximately $6.8 million in transaction costs during the year ended December 31, 2022 related to the acquisition.

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

(8)          Price-Risk Management Activities

Derivatives are recorded on the condensed consolidated balance sheet at fair value with changes in fair value recognized in earnings. The changes in the fair value of our derivatives are recognized in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations. The Company's price-risk management policy is to use derivative instruments to protect against declines in oil and natural gas prices, primarily through the purchase of commodity price swaps and collars as well as basis swaps.

During the three months ended June 30, 2023 and 2022, the Company recorded gains of $18.9 million and losses of $22.2 million, respectively, on its commodity derivatives. During the six months ended June 30, 2023 and 2022, the Company recorded gains of $110.2 million and losses of $161.2 million, respectively, on its commodity derivatives. During the three months ended June 30, 2023 and 2022, the Company recorded losses of less than $0.1 million and losses of $0.2 million, respectively, related to valuation changes on the 2021 WTI Contingency Payout and 2022 WTI Contingency Payout. During the six months ended June 30, 2023 and 2022, the Company recorded gains of $0.9 million and losses of $1.5 million, respectively, related to valuation changes on the 2021 WTI Contingency Payout and 2022 WTI Contingency Payout. The Company collected cash payments of $47.5 million and made cash payments of $90.6 million for settled derivative contracts during the six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023 and December 31, 2022, there was $10.0 million and $6.9 million, respectively, in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in July 2023 and January 2023, respectively. At June 30, 2023 and December 31, 2022, we also had $1.0 million and $6.0 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts payable and accrued liabilities” and were subsequently paid in July 2023 and January 2023, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model. At June 30, 2023, there was $72.6 million and $21.9 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $9.7 million and $2.0 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2022, there was $52.5 million and $24.2 million in current and long-term unsettled derivative assets, respectively, and $40.8 million and $7.7 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying condensed consolidated balance sheet. Under the right of set-off, there was a $82.8 million net fair value asset at June 30, 2023, and a $28.2 million net fair value asset at December 31, 2022. For further discussion related to the fair value of the Company's derivatives, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts in place as of June 30, 2023:

Oil Derivative Contracts (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Sub Floor Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2023 Contracts
3Q23	533,980	$77.36
4Q23	569,300	$78.26
2024 Contracts
1Q24	227,500	$80.78
2Q24	254,050	$80.24
3Q24	273,620	$76.89
4Q24	256,100	$75.98
Collar Contracts
2023 Contracts
3Q23	210,847			$64.55	$72.82
4Q23	210,242			$64.09	$71.97
2024 Contracts
1Q24	228,700			$56.54	$68.82
2Q24	124,000			$58.21	$69.51
3Q24	92,000			$62.00	$71.95
4Q24	92,000			$61.00	$71.60
2025 Contracts
1Q25	238,500			$64.00	$74.62
2Q25	91,000			$60.00	$69.60
3-Way Collar Contracts
2023 Contracts
3Q23	9,570		$43.08	$53.41	$63.33
4Q23	8,970		$43.08	$53.38	$63.35
2024 Contracts
1Q24	8,247		$45.00	$57.50	$67.85
2Q24	7,757		$45.00	$57.50	$67.85

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Sub Floor Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2023 Contracts
3Q23	4,816,000	$4.57
4Q23	3,887,000	$4.71
2024 Contracts
1Q24	2,711,000	$5.15
2Q24	7,800,000	$3.95
3Q24	7,820,000	$4.03
4Q24	7,820,000	$4.35
2025 Contracts
1Q25	900,000	$5.01
2Q25	910,000	$4.12
3Q25	920,000	$4.27
4Q25	920,000	$4.70
Collar Contracts
2023 Contracts
3Q23	11,896,400			$3.43	$4.23
4Q23	12,445,000			$3.87	$4.80
2024 Contracts
1Q24	7,841,000			$4.10	$6.19
2Q24	2,823,000			$4.05	$4.91
3Q24	2,958,000			$4.00	$5.10
4Q24	2,945,000			$4.24	$5.63
2025 Contracts
1Q25	5,130,000			$4.00	$5.32
2Q25	910,000			$3.25	$4.03
3-Way Collar Contracts
2023 Contracts
3Q23	233,100		$2.00	$2.50	$2.95
4Q23	219,200		$2.00	$2.50	$2.94
2024 Contracts
1Q24	198,000		$2.00	$2.50	$3.37
2Q24	188,000		$2.00	$2.50	$3.37

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2023 Contracts
3Q23	14,720,000	$(0.21)
4Q23	13,800,000	$(0.23)
2024 Contracts
1Q24	11,830,000	$0.01
2Q24	11,830,000	$(0.32)
3Q24	11,960,000	$(0.27)
4Q24	11,960,000	$(0.31)
2025 Contracts
1Q25	1,800,000	$0.04
2Q25	1,820,000	$(0.29)
3Q25	1,840,000	$(0.24)
4Q25	1,840,000	$(0.29)

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2023 Contracts
3Q23	345,000	$32.87
4Q23	345,000	$32.87
2024 Contracts
1Q24	127,400	$29.39
2Q24	127,400	$29.39
3Q24	128,800	$29.39
4Q24	128,800	$29.39

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of each of June 30, 2023 and December 31, 2022, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these Notes to Condensed Consolidated Financial Statements.

	Fair Value Measurements at
(in thousands)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Assets
Natural Gas Derivatives	$59,049	$—	$59,049	$—
Natural Gas Basis Derivatives	2,486	—	2,486	—
Oil Derivatives	21,229	—	21,229	—
NGL Derivatives	11,729	—	11,729	—
Liabilities
Natural Gas Derivatives	1,076	—	1,076	—
Natural Gas Basis Derivatives	4,354	—	4,354	—
Oil Derivatives	6,313	—	6,313	—
2021 WTI Contingency Payout	1,515	—	1,515	—

December 31, 2022
Assets
Natural Gas Derivatives	$25,960	$—	$25,960	$—
Natural Gas Basis Derivatives	26,023	—	26,023	—
Oil Derivatives	14,604	—	14,604	—
NGL Derivatives	10,134	—	10,134	—
Liabilities
Natural Gas Derivatives	28,579	—	28,579	—
Natural Gas Basis Derivatives	409	—	409	—
Oil Derivatives	19,442	—	19,442	—
NGL Derivatives	104	—	104	—
2022 WTI Contingency Payout	2,135	—	2,135	—
2021 WTI Contingency Payout	1,453	—	1,453	—

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2022 and the six months ended June 30, 2023 (in thousands):

Asset Retirement Obligations as of December 31, 2021	$6,050
Accretion expense	534
Liabilities incurred for new wells, acquired wells and facilities construction	3,032
Reductions due to sold wells and facilities	(57)
Reductions due to plugged wells and facilities	(22)
Revisions in estimates	919
Asset Retirement Obligations as of December 31, 2022	$10,456
Accretion expense	464
Liabilities incurred for new wells, acquired wells and facilities construction	280
Reductions due to plugged wells and facilities	(412)
Revisions in estimates	382
Asset Retirement Obligations as of June 30, 2023	$11,170

At June 30, 2023 and December 31, 2022, approximately $1.6 million and $1.3 million of our asset retirement obligations, respectively, were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets.

(11)        Commitments and Contingencies

    In the ordinary course of business, we are party to various legal actions, which arise primarily from our activities as an operator of oil and natural gas wells. In our management's opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on our financial position or results of operations. During the second quarter of 2023, the Company entered into gas throughput agreements with separate parties in our Webb County gas area. The agreements provide for an annual average firm capacity of approximately 116,000 MMBtu/d over an eight-year term.

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

Operational Results and Strategy

    Total production for the six months ended June 30, 2023 increased 37% from the six months ended June 30, 2022 to 317 million cubic feet of natural gas equivalent per day.

During the second quarter of 2023, SilverBow drilled 13 net wells, completed 15 net wells and brought online 15 net wells. The Company operated two drilling rigs during the quarter, primarily on its Central Oil and Eastern Extension areas, which reflect its ongoing focus on oil development in the near-term. SilverBow's team continues to increase operational efficiencies year to date in 2023, completing 17% more stages per day as compared to similar jobs for full year 2022 and averaging pumping efficiencies 18% higher over the same time periods. Costs continue to trend lower year to date in 2023, with D&C costs per lateral foot 11% lower as compared to 2022.

In its Central Oil area, the Company completed and brought online four pads comprised of nine total wells. Three of these pads have achieved peak production rates with the other pad still increasing in rate. The three pads that have achieved peak production have 30-day production averages of 1,500 Boe/d (83% oil) with average lateral lengths of 5,110 feet. In its Eastern Extension area, SilverBow brought online a two-well pad which produced a 30-day average of 2,500 Boe/d (73% oil) with an average lateral length of 7,660 feet. Strong initial performance from these pads are in-line with expectations and support consistent results across the Company's oil development program. Furthermore, SilverBow recently completed an initial Austin Chalk test in its Eastern Extension area and is encouraged by early results. As expected, net gas production in the Company's Webb County Gas area was limited to contracted firm capacity levels during the quarter. SilverBow continues to plan for limited interruptible takeaway capacity until late 2023 as new pipelines come into service.

The Company's drilling program for 2023 remains focused on oil production growth this year with several oil wells targeting the Austin Chalk formation. SilverBow is lowering its full year 2023 capital budget range to $400-$425 million, focused on its Central Oil, Western Condensate and Eastern Extension areas, as a result of operational efficiencies and cost reductions identified year to date. The Company optimizes its drilling schedule based on commodity prices, returns on investment and strategically proving up additional inventory within its portfolio.

Liquidity and Capital Resources

SilverBow's primary use of cash has been to fund capital expenditures to develop its oil and gas properties, fund acquisitions and to repay Credit Facility borrowings. The Company uses cash generated from operating activities and borrowings under its Credit Facility as its primary sources of liquidity. As of June 30, 2023, SilverBow’s liquidity consisted of $1.1 million of cash-on-hand and $199.0 million in available borrowings on its Credit Facility, which had a $775.0 million borrowing base. Management believes the Company has sufficient liquidity to meet all near-term obligations and execute its long-term development plans. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt. For more information on its Credit Facility, see the Credit Facility section within Note 6 of our condensed consolidated financial statements included in Item 1 of this report.

Contractual Commitments and Obligations

Other than as discussed below, there were no other material changes in SilverBow's contractual commitments during the six months ended June 30, 2023 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. During the second quarter of 2023, the Company entered into gas throughput agreements with separate parties in our Webb County gas area. The agreements provide for an annual average firm capacity of approximately 116,000 MMBtu/d over an eight-year term. Borrowings under our Credit Facility increased $34.0 million from December 31, 2022.

Summary of 2023 Financial Results Through June 30, 2023

•Revenues and Net Income (Loss): The Company's oil and gas revenues were $266.4 million for the six months ended June 30, 2023, compared to $312.3 million for the six months ended June 30, 2022. Revenues were lower due to overall lower commodity pricing partially offset by increased production volumes. The Company's net income was $119.4 million for the six months ended June 30, 2023, compared to net income of $24.5 million for the six months ended June 30, 2022. The increase in net income was primarily driven by a net gain on our commodity derivatives.

•Capital Expenditures: The Company's capital expenditures on an accrual basis were $225.5 million for the six months ended June 30, 2023 compared to $114.6 million for the six months ended June 30, 2022. The expenditures for the six months ended June 30, 2023 and 2022 were primarily attributable to drilling and completion activity.

•Working Capital: The Company had a working capital surplus of $1.1 million at June 30, 2023 and a working capital deficit of $50.1 million at December 31, 2022. Included in our working capital was a net asset of $62.9 million and $11.8 million at June 30, 2023 and December 31, 2022, respectively, related to the fair value of our current open derivative contracts. The working capital computation does not include available liquidity through our Credit Facility.

•Cash Flows: For the six months ended June 30, 2023, the Company generated cash from operating activities of $191.1 million, of which $4.7 million was attributable to changes in working capital. Cash used for property additions was $221.5 million while purchase price adjustments related to our 2022 acquisitions totaled $0.2 million. Cash flows from operating activities also excluded $3.5 million attributable to a net increase of capital-related payables and accrued costs. The Company’s net borrowings on the Credit Facility were $34.0 million during the six months ended June 30, 2023.

For the six months ended June 30, 2022, the Company generated cash from operating activities of $115.6 million which included negative impacts attributable to changes in working capital of $34.6 million. Cash used for property additions was $93.7 million while purchase price adjustments related to our 2021 acquisitions totaled $272.2 million. This excluded $20.9 million attributable to a net increase of capital-related payables and accrued costs. The Company’s net borrowings on the Credit Facility were $267.0 million during the six months ended June 30, 2022 which were primarily used to fund acquisitions in the second quarter of 2022.

Results of Operations

Revenues — Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022

Natural gas production was 64% and 78% of the Company's production volumes for the three months ended June 30, 2023 and 2022, respectively. Natural gas sales were 27% and 68% of oil and gas sales for the three months ended June 30, 2023 and 2022, respectively.

Crude oil production was 23% and 11% of the Company's production volumes for the three months ended June 30, 2023 and 2022, respectively. Crude oil sales were 63% and 24% of oil and gas sales for the three months ended June 30, 2023 and 2022, respectively.

NGL production was 13% and 11% of the Company's production volumes for the three months ended June 30, 2023 and 2022, respectively. NGL sales were 10% and 8% of oil and gas sales for the three months ended June 30, 2023 and 2022.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the three months ended June 30, 2023 and 2022:

Fields	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Webb County Gas	$24.2	13,739	$90.5	12,421
Western Condensate	28.5	6,326	38.2	3,925
Southern Eagle Ford	4.8	2,136	24.1	3,152
Central Oil	54.2	5,819	20.1	1,315
Eastern Extension	14.2	1,922	9.1	763
Non Core	0.5	62	0.6	67
Total	$126.4	30,004	$182.6	21,643

The sales volumes increase from 2022 to 2023 was primarily due to acquisitions in 2022, in addition to wells brought online as part of our full year 2022 and 2023 capital programs.

    In the second quarter of 2023, our $56.2 million, or 31%, decrease in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $164.7 million unfavorable impact on sales due to overall lower commodity pricing; and
•Volume variances that had an approximately $108.5 million favorable impact on sales due to overall increased commodity production.

    The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended June 30, 2023 and 2022 (in thousands, except per-dollar amounts):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Production volumes:
Oil (MBbl) (1)	1,137	400
Natural gas (MMcf)	19,124	16,918
Natural gas liquids (MBbl) (1)	677	387
Total (MMcfe)	30,004	21,643

Oil, natural gas and natural gas liquids sales:
Oil	$80,151	$44,014
Natural gas	33,805	123,296
Natural gas liquids	12,443	15,295
Total	$126,400	$182,605

Average realized price before impact of cash-settled derivatives:
Oil (per Bbl)	$70.51	$109.94
Natural gas (per Mcf)	1.77	7.29
Natural gas liquids (per Bbl)	18.39	39.51
Average per Mcfe	$4.21	$8.44

Price impact of cash-settled derivatives:
Oil (per Bbl)	$1.59	$(42.96)
Natural gas (per Mcf)	1.26	(2.75)
Natural gas liquids (per Bbl)	5.46	(6.38)
Average per Mcfe	$0.99	$(3.06)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$72.11	$66.99
Natural gas (per Mcf)	3.03	4.54
Natural gas liquids (per Bbl)	23.85	33.13
Average per Mcfe	$5.20	$5.38
(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the three months ended June 30, 2023 and 2022, the Company recorded net gains of $18.9 million and net losses of $22.2 million from our commodities derivatives activities, respectively. For the three months ended June 30, 2023 and 2022, we also recorded a net loss of less than $0.1 million and net loss $0.2 million, respectively, related to valuation changes from our 2021 and 2022 WTI Contingency Payouts. Additionally, we settled the final post-close adjustment related to the Sundance acquisition during the second quarter of 2023. As part of the settlement, SilverBow is no longer required to make any contingency payments related to the 2022 WTI Contingency Payout. As such, we recorded a non-cash gain of $1.1 million during the three months ended June 30, 2023. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022
The following table provides additional information regarding our expenses for the three months ended June 30, 2023 and 2022 (in thousands):

Costs and Expenses	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
General and administrative, net	$5,318	$5,710
Depreciation, depletion, and amortization	49,853	26,441
Accretion of asset retirement obligations	240	101
Lease operating expenses	19,180	10,270
Workovers	811	2
Transportation and gas processing	11,771	6,769
Severance and other taxes	8,771	9,838
Interest expense, net	18,190	7,902
Provision (benefit) for income taxes	7,351	4,366

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.18 and $0.26 for the three months ended June 30, 2023 and 2022, respectively. The decrease in costs was primarily due to increased supervision fees charges to wells we operate, which are recorded as a reduction of general and administrative expenses, while the decrease in per-Mcfe rate was due to an overall increase in production. Included in general and administrative expenses is $1.5 million and $1.7 million in share-based compensation for the three months ended June 30, 2023 and 2022, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.66 and $1.22 for the three months ended June 30, 2023 and 2022, respectively. The increase in our per-Mcfe depreciation, depletion and amortization rate was primarily related to the acquisitions in 2022 and inflation on future development costs. The increase in costs is related to the increase in the per-Mcfe rate, coupled with an overall increase in production.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.67 and $0.47 for the three months ended June 30, 2023 and 2022, respectively. The increase in costs was primarily due to higher labor, compression, salt water disposal, maintenance and chemical costs driven by our acquisitions in 2022.

Transportation and Gas Processing. These expenses are related to oil, natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.39 and $0.31 for the three months ended June 30, 2023 and 2022, respectively. The increase in costs and in our per Mcfe rate was primarily attributable to additional transportation and processing agreements associated with our acquisitions in 2022 along with increased contractual fees across portions of our properties.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.29 and $0.45 for the three months ended June 30, 2023 and 2022, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 6.9% and 5.4% for the three months ended June 30, 2023 and 2022, respectively.

    Interest. Our gross interest cost was $18.2 million and $7.9 million for the three months ended June 30, 2023 and 2022, respectively. The increase in gross interest is primarily due to higher borrowings and higher interest rates. There were no capitalized interest costs for the three months ended June 30, 2023 and 2022.

Income Taxes. The Company recorded an income tax provision of $7.4 million and an income tax provision of $4.4 million for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2023 primarily related to the statutory federal tax rate plus the impact of the Texas Margin Tax. The effective tax rate for the three months ended June 30, 2022 related to the effects of a valuation allowance previously established against the Company's net federal deferred tax assets in excess of deferred tax liabilities. The tax impact for both periods was a product of the overall forecasted annual effective tax rate applied to the year to date income or loss.

Results of Operations

Revenues — Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022

Natural gas production was 65% and 77% of the Company's production volumes for the six months ended June 30, 2023 and 2022, respectively. Natural gas sales were 33% and 64% of oil and gas sales for the six months ended June 30, 2023 and 2022, respectively.

Crude oil production was 23% and 12% of the Company's production volumes for the six months ended June 30, 2023 and 2022, respectively. Crude oil sales were 58% and 27% of oil and gas sales for the six months ended June 30, 2023 and 2022, respectively.

NGL production was 12% and 11% of the Company's production volumes for the six months ended June 30, 2023 and 2022, respectively. NGL sales were 9% of oil and gas sales for both the six months ended June 30, 2023 and 2022.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the six months ended June 30, 2023 and 2022:

Fields	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Webb County Gas	$63.5	26,980	$147.4	23,872
Western Condensate	55.5	11,569	76.5	8,474
Southern Eagle Ford	10.3	3,883	34.8	5,324
Central Oil	114.2	11,858	34.9	2,524
Eastern Extension	21.9	2,951	17.2	1,560
Non Core	1.0	109	1.5	208
Total	$266.4	57,350	$312.3	41,962

The sales volumes increase from 2022 to 2023 was primarily due to acquisitions in the second half of 2022, in addition to wells brought online as part of our full year 2022 and 2023 capital programs.

    In the first six months of 2023, our $45.9 million, or 15%, decrease in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $226.0 million unfavorable impact on sales due to overall lower commodity pricing; and
•Volume variances that had an approximately $180.1 million favorable impact on sales due to overall increased commodity production.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the six months ended June 30, 2023 and 2022 (in thousands, except per-dollar amounts):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Production volumes:
Oil (MBbl) (1)	2,159	830
Natural gas (MMcf)	37,098	32,505
Natural gas liquids (MBbl) (1)	1,216	747
Total (MMcfe)	57,350	41,962

Oil, natural gas and natural gas liquids sales:
Oil	$154,807	$83,755
Natural gas	86,727	200,668
Natural gas liquids	24,820	27,838
Total	$266,354	$312,261

Average realized price before impact of cash-settled derivatives:
Oil (per Bbl)	$71.70	$100.97
Natural gas (per Mcf)	2.34	6.17
Natural gas liquids (per Bbl)	20.41	37.29
Average per Mcfe	$4.64	$7.44

Price impact of cash-settled derivatives:
Oil (per Bbl)	$1.27	$(36.28)
Natural gas (per Mcf)	1.11	(1.84)
Natural gas liquids (per Bbl)	4.64	(6.25)
Average per Mcfe	$0.86	$(2.25)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$72.97	$64.69
Natural gas (per Mcf)	3.45	4.34
Natural gas liquids (per Bbl)	25.05	31.03
Average per Mcfe	$5.50	$5.19
(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the six months ended June 30, 2023 and 2022, the Company recorded net gains of $110.2 million and net losses of $161.2 million from our commodities derivatives activities, respectively. For the six months ended June 30, 2023 and 2022, we also recorded a net gain of $0.9 million and net loss of $1.5 million, respectively, related to valuation changes from our 2021 and 2022 WTI Contingency Payouts. Additionally, we settled the final post-close adjustment related to the Sundance acquisition during the second quarter of 2023. As part of the settlement, SilverBow is no longer required to make any contingency payments related to the 2022 WTI Contingency Payout. As such, we recorded a non-cash gain of $1.1 million during the six months ended June 30, 2023. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022
The following table provides additional information regarding our expenses for the six months ended June 30, 2023 and 2022 (in thousands):

Costs and Expenses	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
General and administrative, net	$12,982	$10,497
Depreciation, depletion, and amortization	93,850	47,595
Accretion of asset retirement obligations	464	200
Lease operating expenses	39,740	19,395
Workovers	1,590	649
Transportation and gas processing	23,292	13,121
Severance and other taxes	18,156	17,602
Interest expense, net	34,935	14,459
Provision (benefit) for income taxes	34,163	1,612

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.23 and $0.25 for the six months ended June 30, 2023 and 2022, respectively. The increase in costs was primarily due to higher legal and professional fees. Included in general and administrative expenses is $2.6 million and $2.7 million in share-based compensation for the six months ended June 30, 2023 and 2022, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.64 and $1.13 for the six months ended June 30, 2023 and 2022, respectively. The increase in our per-Mcfe depreciation, depletion and amortization rate was primarily related to the acquisitions in 2022 and inflation on future development costs. The increase in costs is related to the increase in the per-Mcfe rate, coupled with an overall increase in production.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.72 and $0.48 for the six months ended June 30, 2023 and 2022, respectively. The increase in costs was primarily due to higher labor, compression, salt water disposal, maintenance and chemical costs driven by our acquisitions in 2022.

Transportation and Gas Processing. These expenses are related to oil, natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.41 and $0.31 for the six months ended June 30, 2023 and 2022, respectively. The increase in costs and in our per Mcfe rate was primarily attributable to additional transportation and processing agreements associated with our acquisitions in 2022 along with increased contractual fees across portions of our properties.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.32 and $0.42 for the six months ended June 30, 2023 and 2022, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 6.8% and 5.6% for the six months ended June 30, 2023 and 2022, respectively.

    Interest. Our gross interest cost was $34.9 million and $14.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase in gross interest is primarily due to higher borrowings and higher interest rates. There were no capitalized interest costs for the six months ended June 30, 2023 and 2022.

Income Taxes. The Company recorded an income tax provision of $34.2 million and an income tax provision of $1.6 million for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the six months ended June 30, 2023 primarily related to the statutory federal tax rate plus the impact of the Texas Margin Tax. The effective tax rate for the six months ended June 30, 2022 related to the effects of a valuation allowance previously established against the Company's net federal deferred tax assets in excess of deferred tax liabilities. The tax impact for both periods was a product of the overall forecasted annual effective tax rate applied to the year to date income or loss.

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

Interest Rate Risk. At June 30, 2023, we had a combined $726.0 million drawn under our Credit Facility and our Second Lien, which bear floating rates of interest and therefore are susceptible to interest rate fluctuations. These variable interest rate borrowings are also impacted by changes in short-term interest rates. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility and Second Lien at June 30, 2023 would increase our annual interest expense by $7.1 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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

4.1
Amendment to Rights Agreement, dated May 16, 2023, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference as Exhibit 4.2 to the Form 8-K filed with the SEC on May 16, 2023, File No. 001-08754).

10.1
Third Amendment to Note Purchase Agreement dated as of June 14, 2023, by and among SilverBow Resources, Inc., as issuer, U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as agent and collateral agent, the guarantors party thereto and certain holders party thereto (incorporated by reference as Exhibit 10.1 to the Form 8-K filed with the SEC on June 20, 2023, File No. 001-08754).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from SilverBow Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Stockholders Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SILVERBOW RESOURCES, INC. (Registrant)
Date:	August 3, 2023	By:	/s/ Christopher M. Abundis
Christopher M. Abundis Executive Vice President, Chief Financial Officer and General Counsel

Date:	August 3, 2023	By:	/s/ W. Eric Schultz
W. Eric Schultz Vice President of Accounting and Controller