Form 10-Q
period 2023-09-30
SILVERBOW RESOURCES, INC.
filed 2023-11-02
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 Par Value) (Class of Stock)	25,429,610 Shares outstanding at October 27, 2023

SILVERBOW RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
• risks related to the recently announced acquisition of oil and gas assets from Chesapeake Exploration, L.L.C., Chesapeake Operating, L.L.C., Chesapeake Energy Marketing, L.L.C. and Chesapeake Royalty, L.L.C. (collectively, the “Chesapeake Sellers”), including the risk that the transaction will not be completed on the timeline or terms currently contemplated, risks related to the ability to obtain any necessary consents or approvals, the risk that the benefits of the transaction may not be fully realized or may take longer to realize than expected, the risk that the costs of the acquisition will be significant and the risk that management attention will be diverted to transaction-related issues;
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
• general economic and political conditions, including inflationary pressures, further increases in interest rates, a general economic slowdown or recession, instability in financial institutions, political tensions and war (including future developments in the ongoing conflicts in Ukraine and the Gaza Strip);
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

Many of the foregoing risks and uncertainties, as well as risks and uncertainties that are currently unknown to us, are, and may be, exacerbated by geopolitical events and wars, increasing economic uncertainty, recessionary and inflationary pressures and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022, subsequent Quarterly Reports on Form 10-Q, or other SEC filings occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,697	$792
Accounts receivable, net	80,202	89,714
Fair value of commodity derivatives	50,189	52,549
Other current assets	3,825	2,671
Total Current Assets	135,913	145,726
Property and Equipment:
Property and equipment, full cost method, including $27,821 and $16,272, respectively, of unproved property costs not being amortized at the end of each period	2,861,267	2,529,223
Less – Accumulated depreciation, depletion, amortization & impairment	(1,151,141)	(1,004,044)
Property and Equipment, Net	1,710,126	1,525,179
Right of use assets	10,085	12,077
Fair value of long-term commodity derivatives	14,180	24,172
Deposit and other fees for oil and gas property transaction	52,564	—
Other long-term assets	7,581	9,208
Total Assets	$1,930,449	$1,716,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$74,731	$60,200
Fair value of commodity derivatives	32,752	40,796
Accrued capital costs	56,424	56,465
Accrued interest	2,976	2,665
Current lease liability	5,507	8,553
Undistributed oil and gas revenues	22,462	27,160
Total Current Liabilities	194,852	195,839
Long-term debt, net	645,096	688,531
Non-current lease liability	4,604	3,775
Deferred tax liabilities	49,033	16,141
Asset retirement obligations	9,840	9,171
Fair value of long-term commodity derivatives	21,560	7,738
Other long-term liabilities	922	3,588
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,914,823 and 22,663,135 shares issued, respectively, and 25,429,517 and 22,309,740 shares outstanding, respectively	259	227
Additional paid-in capital	677,473	576,118
Treasury stock, held at cost, 485,306 and 353,395 shares, respectively	(10,616)	(7,534)
Retained earnings	337,426	222,768
Total Stockholders’ Equity	1,004,542	791,579
Total Liabilities and Stockholders’ Equity	$1,930,449	$1,716,362
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Revenues:
Oil and gas sales	$173,963	$242,181

Operating Expenses:
General and administrative, net	4,438	4,343
Depreciation, depletion, and amortization	53,186	41,501
Accretion of asset retirement obligations	254	166
Lease operating expenses	22,678	17,701
Workovers	672	284
Transportation and gas processing	13,710	9,662
Severance and other taxes	10,407	12,581
Total Operating Expenses	105,345	86,238

Operating Income	68,618	155,943

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	(54,639)	4,832
Interest expense, net	(19,811)	(12,173)
Other income (expense), net	112	5

Income (Loss) Before Income Taxes	(5,720)	148,607

Provision (Benefit) for Income Taxes	(949)	6,066

Net Income (Loss)	$(4,771)	$142,541

Per Share Amounts:

Basic Earnings (Loss) Per Share	$(0.21)	$6.39

Diluted Earnings (Loss) Per Share	$(0.21)	$6.29

Weighted-Average Shares Outstanding - Basic	22,985	22,308

Weighted-Average Shares Outstanding - Diluted	22,985	22,669

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

SilverBow Resources, Inc. and Subsidiary (in thousands, except per-share amounts)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenues:
Oil and gas sales	$440,317	$554,442

Operating Expenses:
General and administrative, net	17,421	14,840
Depreciation, depletion, and amortization	147,037	89,096
Accretion of asset retirement obligations	718	366
Lease operating expenses	62,417	37,095
Workovers	2,263	933
Transportation and gas processing	37,001	22,784
Severance and other taxes	28,563	30,183
Total Operating Expenses	295,420	195,297

Operating Income	144,897	359,145

Non-Operating Income (Expense)
Gain (loss) on commodity derivatives, net	57,604	(157,816)
Interest expense, net	(54,746)	(26,632)
Other income (expense), net	117	57

Income (Loss) Before Income Taxes	147,872	174,754

Provision (Benefit) for Income Taxes	33,214	7,678

Net Income (Loss)	$114,658	$167,076

Per Share Amounts:

Basic Earnings (Loss) Per Share	$5.06	$8.85

Diluted Earnings (Loss) Per Share	$5.02	$8.69

Weighted-Average Shares Outstanding - Basic	22,677	18,885

Weighted-Average Shares Outstanding - Diluted	22,852	19,237

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2021	$168	$413,017	$(2,984)	$(117,669)	$292,532
Purchase of treasury shares (96,012 shares)	—	—	(2,462)	—	(2,462)
Treasury shares pursuant to purchase price adjustment (41,191 shares)	—	—	(1,146)	—	(1,146)
Vesting of share-based compensation (318,390 shares)	3	(3)	—	—	—
Issuance pursuant to acquisition (489 shares)	—	12	—	—	12
Share-based compensation	—	1,101	—	—	1,101
Net Loss	—	—	—	(64,255)	(64,255)
Balance, March 31, 2022	$171	$414,127	$(6,592)	$(181,924)	$225,782
Stock options exercised (4,497 shares)	—	39	—	—	39
Purchase of treasury shares (16,485 shares)	—	—	(503)	—	(503)
Vesting of share-based compensation (57,355 shares)	1	(1)	—	—	—
Issuance pursuant to acquisition (5,448,472 shares)	55	157,338	—	—	157,393
Share-based compensation	—	1,756	—	—	1,756
Net Income	—	—	—	88,790	88,790
Balance, June 30, 2022	$227	$573,259	$(7,095)	$(93,134)	$473,257
Stock options exercised (11,087 shares)	—	387	—	—	387
Purchase of treasury shares (7,853 shares)	—	—	(432)	—	(432)
Treasury shares pursuant to purchase price adjustment (184 shares)	—	—	(7)	—	(7)
Share-based compensation	—	1,239	—	—	1,239
Net income	—	—	—	142,541	142,541
Balance, September 30, 2022	$227	$574,885	$(7,534)	$49,407	$616,985

Balance, December 31, 2022	$227	$576,118	$(7,534)	$222,768	$791,579
Purchase of treasury shares (126,240 shares)	—	—	(2,945)	—	(2,945)
Vesting of share-based compensation (418,518 shares)	4	(4)	—	—	—
Share-based compensation	—	1,179	—	—	1,179
Net Income	—	—	—	94,492	94,492
Balance, March 31, 2023	$231	$577,293	$(10,479)	$317,260	$884,305
Purchase of treasury shares (5,310 shares)	—	—	(121)	—	(121)
Vesting of share-based compensation (21,134 shares)	—	—	—	—	—
Share-based compensation	—	1,524	—	—	1,524
Net Income	—	—	—	24,937	24,937
Balance, June 30, 2023	$231	$578,817	$(10,600)	$342,197	$910,645
Purchase of treasury shares (361 shares)	—	—	(16)	—	(16)
Vesting of share-based compensation (1,225 shares)	—	—	—	—	—
Issuance of common stock (2,810,811 shares)	28	97,105	—	—	97,133
Share-based compensation	—	1,551	—	—	1,551
Net Loss	—	—	—	(4,771)	(4,771)
Balance, September 30, 2023	$259	$677,473	$(10,616)	$337,426	$1,004,542
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
SilverBow Resources, Inc. and Subsidiary (in thousands)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$114,658	$167,076
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	147,037	89,096
Accretion of asset retirement obligations	718	366
Deferred income taxes	32,892	7,496
Share-based compensation	4,043	3,901
(Gain) Loss on derivatives, net	(57,604)	157,816
Cash settlement (paid) received on derivatives	70,670	(182,058)
Settlements of asset retirement obligations	(481)	(47)
Write down of debt issuance cost	—	350
Other, net	2,028	(6,425)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable and other current assets	9,129	(47,320)
Increase (decrease) in accounts payable and accrued liabilities	(5,320)	20,260
Increase (decrease) in income taxes payable	321	(21)
Increase (decrease) in accrued interest	311	1,688
Net Cash Provided by (Used in) Operating Activities	318,402	212,178
Cash Flows from Investing Activities:
Additions to property and equipment	(316,003)	(163,567)
Acquisition of oil and gas properties, net of purchase price adjustments	(382)	(293,880)
Deposit and other fees for oil and gas property transaction	(51,163)	—
Proceeds from the sale of property and equipment	—	4,415
Payments on property sale obligations	—	(750)
Net Cash Provided by (Used in) Investing Activities	(367,548)	(453,782)
Cash Flows from Financing Activities:
Proceeds from bank borrowings	334,000	679,000
Payments of bank borrowings	(378,000)	(426,000)
Net proceeds from issuances of common stock	97,133	—
Net proceeds from stock options exercised	—	39
Purchase of treasury shares	(3,082)	(3,404)
Payments of debt issuance costs	—	(7,228)
Net Cash Provided by (Used in) Financing Activities	50,051	242,407
Net Increase (Decrease) in Cash and Cash Equivalents	905	803
Cash and Cash Equivalents at Beginning of Period	792	1,121
Cash and Cash Equivalents at End of Period	$1,697	$1,924
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest, net of amounts capitalized	$52,170	$22,701
Non-cash Investing and Financing Activities:
Changes in capital accounts payable and capital accruals	$13,363	$60,595
Accrued other fees for oil and gas property transaction	$(1,401)	$—
Non-cash equity consideration for acquisitions	$—	$(156,259)
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

Stockholder Rights Agreement. On September 20, 2022, the Board adopted a stockholder rights agreement (the “Rights Agreement”) and declared a dividend distribution of one right (each, a “Right” and together with all such rights distributed or issued pursuant to the Rights Agreement, dated as of September 20, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, the “Rights”) for each outstanding share of Company common stock to holders of record on October 5, 2022. In the event that a person or group acquires beneficial ownership of 15% or more of the Company’s then-outstanding common stock, subject to certain exceptions, each Right would entitle its holder (other than such person or members of such group) to purchase additional shares of Company common stock at a substantial discount to the public market price. In addition, at any time after a person or group acquires beneficial ownership of 15% or more of the outstanding common stock, subject to certain exceptions, the Board may direct the Company to exchange the Rights (other than Rights owned by such person or certain related parties, which will have become null and void), in whole or in part, at an exchange ratio of one share of common stock per Right (subject to adjustment). While in effect, the Rights Agreement could make it more difficult for a third party to acquire control of the Company or a large block of the common stock of the Company without the approval of the Board. On May 16, 2023, the Company and the rights agent entered into an Amendment to the Rights Agreement (the “Amendment”) that amended the Rights Agreement to extend the expiration date until the close of business on the first day following the date of the Company’s first annual meeting of its stockholders that occurs after (but not on) the date of the Amendment. The Rights Agreement, as amended, will expire on the earliest of (a) 5:00 p.m., New York City time, on the first business day after the 2024 annual stockholders’ meeting, (b) the time at which the Rights are redeemed and (c) the time at which the Rights are exchanged in full.

Subsequent Events. We have evaluated subsequent events requiring potential accrual or disclosure in our condensed consolidated financial statements.

Through October 31, 2023, the Company entered into additional derivative contracts. The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts entered into after September 30, 2023:

Oil Derivative Contracts (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price
Swap Contracts
2024 Contracts
1Q24	91,000	$83.40
2Q24	91,000	$81.31
3Q24	92,000	$79.63
4Q24	92,000	$78.21
2025 Contracts
1Q25	90,000	$76.52
2Q25	91,000	$75.38
3Q25	92,000	$74.56
4Q25	92,000	$73.58
2026 Contracts
1Q26	157,500	$68.01
2Q26	136,500	$67.98
3Q26	110,400	$67.94
4Q26	156,150	$68.60

Oil Basis Swaps (Argus Cushing (WTI) and Magellan East Houston)	Total Volumes (MMBtu)	Weighted-Average Price
2023 Contracts
4Q23	61,000	$0.90
2025 Contracts
1Q25	90,000	$1.75
2Q25	91,000	$1.75
3Q25	92,000	$1.75
4Q25	92,000	$1.75
Calendar Monthly Roll Differential Swaps
2023 Contracts
4Q23	61,000	$2.40
2025 Contracts
1Q25	90,000	$0.50
2Q25	91,000	$0.50
3Q25	92,000	$0.50
4Q25	92,000	$0.50

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
Swap Contracts
2024 Contracts
1Q24	1,820,000	$3.66
2Q24	2,430,000	$3.31
3Q24	2,760,000	$3.46
4Q24	2,760,000	$3.75
2025 Contracts
1Q25	2,700,000	$4.20
2Q25	2,730,000	$3.75
3Q25	2,760,000	$3.89
4Q25	1,540,000	$4.11
2026 Contracts
1Q26	900,000	$4.56
2Q26	910,000	$3.53
3Q26	920,000	$3.73
4Q26	920,000	$4.19

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2024 Contracts
1Q24	910,000	$(0.21)
2Q24	910,000	$(0.21)
3Q24	920,000	$(0.21)
4Q24	920,000	$(0.21)
2025 Contracts
1Q25	900,000	$(0.23)
2Q25	910,000	$(0.23)
3Q25	920,000	$(0.23)
4Q25	920,000	$(0.23)

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2024 Contracts
1Q24	91,000	$24.25
2Q24	91,000	$24.25
3Q24	92,000	$24.25
4Q24	92,000	$24.25

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the three months ended September 30, 2023 and 2022, such internal costs capitalized totaled $1.4 million and $1.1 million, respectively. For the nine months ended September 30, 2023 and 2022, such internal costs capitalized totaled $4.1 million and $3.3 million, respectively. Interest costs are also capitalized to unproved oil and natural gas properties. There was no capitalized interest on our unproved properties for both the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022.

The “Property and Equipment” balances on the accompanying condensed consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	September 30, 2023	December 31, 2022
Property and Equipment
Proved oil and gas properties	$2,827,145	$2,506,853
Unproved oil and gas properties	27,821	16,272
Furniture, fixtures and other equipment	6,301	6,098
Less – Accumulated depreciation, depletion, amortization & impairment	(1,151,141)	(1,004,044)
Property and Equipment, Net	$1,710,126	$1,525,179

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

The quarterly calculations of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. There was no ceiling test write-down for either of the three months ended September 30, 2023 and 2022 or the nine months ended September 30, 2023 and 2022.

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

Accounts Receivable, Net. We assess the collectability of accounts receivable based on a broad range of reasonable and forward-looking information including historical losses, current economic conditions, future forecasts and contractual terms. The Company's credit losses based on these assessments are considered immaterial. At September 30, 2023, December 31, 2022 and December 31, 2021, we had an allowance of less than $0.1 million. The allowance has been deducted from the total “Accounts receivable, net” balance on the accompanying condensed consolidated balance sheets.

At September 30, 2023, our “Accounts receivable, net” balance included $60.4 million for oil and gas sales, $1.9 million due from joint interest owners, $9.1 million for severance tax credit receivables and $8.8 million for other receivables. At December 31, 2022, our “Accounts receivable, net” balance included $70.9 million for oil and gas sales, $5.6 million due from joint interest owners, $4.3 million for severance tax credit receivables and $8.9 million for other receivables. At December 31, 2021, our “Accounts receivable, net” balance included $45.3 million for oil and gas sales, $1.9 million due from joint interest owners, $1.0 million for severance tax credit receivables and $1.5 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net,” on the accompanying condensed consolidated statements of operations. The amount of supervision fees charged for each of the nine months ended September 30, 2023 and 2022 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $3.0 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively, and $8.6 million and $6.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. The Company's effective tax rate was approximately 17% and 4% for the three months ended September 30, 2023 and 2022, respectively, and 22% and 4% for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded an income tax benefit of $0.9 million and income tax provision of $33.2 million for the three and nine months ended September 30, 2023, respectively, and an income tax provision of $6.1 million and $7.7 million for the three and nine months ended September 30, 2022, respectively. The tax impact for both periods was a product of the overall forecasted annual effective tax rate applied to the year to date income.

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

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2023 and December 31, 2022, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

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

The following table provides information regarding our oil and gas sales, by product, reported on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Oil, natural gas and NGLs sales:
Oil	$112,456	$71,811	$267,263	$155,566
Natural gas	46,075	150,958	132,802	351,626
NGLs	15,432	19,412	40,252	47,250
Total	$173,963	$242,181	$440,317	$554,442

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying condensed consolidated balance sheets are summarized below (in thousands):

	September 30, 2023	December 31, 2022
Trade accounts payable	$30,708	$23,660
Accrued operating expenses	11,266	10,572
Accrued compensation costs	3,267	4,814
Asset retirement obligations – current portion	1,578	1,284
Accrued non-income based taxes	13,303	4,849
Accrued corporate and legal fees	181	388
WTI contingency payouts - current portion	1,537	1,600
Payable for settled derivatives	3,549	6,026
Other payables	9,342	7,007
Total accounts payable and accrued liabilities	$74,731	$60,200

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

Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock, held at cost” on the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2023, we purchased 131,911 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares. For the nine months ended September 30, 2022, we purchased 120,350 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares and received 41,375 shares in conjunction with our post-closing settlement for a previously disclosed acquisition.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021, and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, issued in December 2022. The guidance provides and clarifies optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments within these ASUs were in effect beginning March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2024. This guidance provides an optional practical expedient that allows qualifying modifications to be accounted for as a debt modification rather than be analyzed under existing guidance to determine if the modification should be accounted for as a debt extinguishment. The Company adopted this accounting pronouncement in conjunction with the execution of the Third Amendment to the Note Purchase Agreement in June 2023 and elected to apply this optional expedient. See Note 6 – Long-Term Debt for further discussion of the Company’s accounting for its existing debt and related issuance costs. The adoption of this accounting standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

(3)       Leases

The Company follows the FASB's Accounting Standards Codification Topic No. 842 and elected the package of practical expedients that allows an entity to carry forward historical accounting treatment relating to lease identification and classification for existing leases upon adoption and the practical expedient related to land easements that allows an entity to carry forward historical accounting treatment for land easements on existing agreements. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the condensed consolidated balance sheets. We have elected to not account for lease and non-lease components separately.

The Company has contractual agreements for its corporate office lease, vehicle fleet, compressors, treating equipment, and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding lease liability is recorded. The Company determines at inception if an arrangement is an operating or financing lease. As of September 30, 2023, all of the Company’s leases were operating leases.

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

As of September 30, 2023, the Company's future cash payment obligation for its operating lease liabilities are as follows (in thousands):

As of September 30, 2023
2023 (Remaining)	$2,667
2024	4,166
2025	2,427
2026	1,194
2027	61
Thereafter	475
Total undiscounted lease payments	10,990
Present value adjustment	(879)
Net operating lease liabilities	$10,111

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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying condensed consolidated statements of operations was $1.5 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $4.0 million and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively. Capitalized share-based compensation was less than $0.1 million for both the three months ended September 30, 2023 and 2022, and $0.2 million for both the nine months ended September 30, 2023 and 2022.

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

At September 30, 2023, we had no unrecognized compensation cost related to stock option awards. The following table provides information regarding stock option award activity for the nine months ended September 30, 2023:

	Shares	Wtd. Avg. Exer. Price
Options outstanding, beginning of period	196,162	$26.46
Options granted	—	$—
Options exercised	—	$—
Options outstanding, end of period	196,162	$26.46
Options exercisable, end of period	196,162	$26.46

Our outstanding stock option awards had $1.8 million aggregate intrinsic value at September 30, 2023. At September 30, 2023, the weighted-average remaining contract life of stock option awards outstanding was 3.6 years and exercisable was 3.6 years. The total intrinsic value of stock option awards exercisable was $1.8 million as of September 30, 2023.

Restricted Stock Units

The compensation cost related to restricted stock awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of September 30, 2023, we had $5.1 million unrecognized compensation expense related to our RSUs which is expected to be recognized over a weighted-average period of 2.0 years.

The following table provides information regarding RSU activity for the nine months ended September 30, 2023:

	RSUs	Wtd. Avg. Grant Price
RSUs outstanding, beginning of period	227,114	$21.18
RSUs granted	195,791	$23.75
RSUs forfeited	(1,424)	$25.44
RSUs vested	(137,467)	$17.78
RSUs outstanding, end of period	284,014	$24.58

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

On February 23, 2022, the Company granted 122,111 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2022 to December 31, 2024. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $36.47 per unit or 150.93% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years. All PSUs granted remain outstanding related to this award as of September 30, 2023.

On February 23, 2023, the Company granted 120,749 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2023 to December 31, 2025. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $31.18 per unit or 136.28% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years. All PSUs granted remain outstanding related to this award as of September 30, 2023.

As of September 30, 2023, we had $4.9 million unrecognized compensation expense related to our PSUs based on the assumption of 100% target payout. The remaining weighted-average performance period is 1.9 years.

The following table provides information regarding performance-based stock unit activity for the nine months ended September 30, 2023:

	PSUs	Wtd. Avg. Grant Price
Performance based stock units outstanding, beginning of period	283,500	$23.18
Performance based stock units granted	120,749	$31.18
Performance based stock units incremental shares granted	142,021	$13.13
Performance based stock units vested	(303,410)	$13.13
Performance based stock units outstanding, end of period	242,860	$33.84

(5)          Earnings Per Share

Basic earnings per share (“Basic EPS”) has been computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share (“Diluted EPS”) assumes, as of the beginning of the period, exercise of stock options and RSU grants using the treasury stock method. Diluted EPS also assumes conversion of PSUs to common shares based on the number of shares (if any) that would be issuable, according to predetermined performance and market goals, if the end of the reporting period was the end of the performance period. Certain of our stock options and RSU grants that would potentially dilute Basic EPS in the future were also antidilutive for the three and nine months ended September 30, 2023 and 2022 are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$(4,771)	22,985	$(0.21)	$142,541	22,308	$6.39
Dilutive Securities:
Performance Based Stock Unit Awards		—			169
RSU Awards		—			137
Stock Option Awards		—			55
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$(4,771)	22,985	$(0.21)	$142,541	22,669	$6.29

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$114,658	22,677	$5.06	$167,076	18,885	$8.85
Dilutive Securities:
Performance Based Stock Unit Awards		67			141
RSU Awards		91			171
Stock Option Awards		17			40
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$114,658	22,852	$5.02	$167,076	19,237	$8.69

On September 18, 2023, the Company issued 2,810,811 shares of its common stock in a registered underwritten offering, for aggregate net proceeds, after offering expenses and fees, of approximately $97.1 million.

There were 0.2 million stock options that were not included in the computation of Diluted EPS for the three months ended September 30, 2023 because they were antidilutive due to the net loss, while there were no antidilutive stock options for the three months ended September 30, 2022. Additionally, there were less than 0.1 million stock options to purchase shares which were not included in the computation of Diluted EPS for both the nine months ended September 30, 2023 and 2022, because they were antidilutive.

There were 0.2 million shares of RSUs that were not included in the computation of Diluted EPS for the three months ended September 30, 2023 because they were antidilutive due to the net loss and less than 0.1 million shares of RSUs that were not included in the computation of Diluted EPS for the three months ended September 30, 2022 because they were antidilutive. Additionally, there were less than 0.1 million shares of RSUs which were not included in the computation of Diluted EPS for both the nine months ended September 30, 2023 and 2022 because they were antidilutive.

There were 0.1 million shares of PSUs that were not included in the computation of Diluted EPS for the three months ended September 30, 2023 because they were antidilutive due to the net loss and no antidilutive shares of PSUs for the three months ended September 30, 2022. Additionally, there were no antidilutive shares of PSUs for both the nine months ended September 30, 2023 and 2022.

(6)          Long-Term Debt

    The Company's long-term debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Credit Facility Borrowings due 2026 (1)	$498,000	$542,000
Second Lien Notes due 2026	150,000	150,000
	648,000	692,000
Unamortized discount on Second Lien Notes due 2026	(738)	(882)
Unamortized debt issuance cost on Second Lien Notes due 2026	(2,166)	(2,587)
Long-Term Debt, net	$645,096	$688,531
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our condensed consolidated balance sheet. As of September 30, 2023 and December 31, 2022, we had $7.0 million and $8.7 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $498.0 million and $542.0 million as of September 30, 2023 and December 31, 2022, respectively. The Company is a party to a First Amended and Restated Senior Secured Revolving Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended (such agreement, the “Credit Agreement” and the borrowing facility provided thereby, the “Credit Facility”).

The Credit Facility matures October 19, 2026 (or to the extent earlier, the date that is 91 days prior to the scheduled maturity of the Company's Second Lien notes), and provides for a maximum credit amount of $2.0 billion, subject to the current borrowing base of $775.0 million. The borrowing base is regularly redetermined in or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders, in their discretion, in accordance with their oil and gas lending criteria at the time of the relevant redetermination. In conjunction with its regularly scheduled semi-annual redeterminations, the Company reaffirmed the borrowing base and elected commitment amount under the Credit Facility at $775.0 million, effective November 22, 2022, and again on March 20, 2023. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25.0 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit. There were no outstanding letters of credit as of September 30, 2023, and no outstanding letters of credit as of December 31, 2022. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodity prices, our hedge positions, changes in our lenders' lending criteria and our ability to raise capital to drill wells to replace produced reserves.

Interest under the Credit Facility accrues at the Company’s option either at an Alternate Base Rate plus the applicable margin (“ABR Loans”), the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin (“Term Benchmark Loans”) or Adjusted Daily Simple SOFR plus the applicable margin (“RFR Loans”). The applicable margin ranges from 1.75% to 2.75% based on borrowing base utilization for ABR Loans and 2.75% to 3.75% based on borrowing base utilization for Term Benchmark Loans and RFR Loans. The Alternate Base Rate and SOFR are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit Facility are subject to a 0.5% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of September 30, 2023, the Company's weighted average interest rate on Credit Facility borrowings was 8.67%.

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

As of September 30, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $14.6 million and $8.3 million for the three months ended September 30, 2023 and 2022, respectively, and $39.8 million and $15.9 million for the nine months ended September 30, 2023 and 2022, respectively. The amount of commitment fee amortization included in interest expense, net was $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.

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

On June 14, 2023, the Company entered into the Third Amendment to the Note Purchase Agreement to effectuate the replacement of LIBOR with an adjusted term secured overnight financing rate plus a margin of 0.25% (“Term SOFR”). After the Third Amendment, interest under the Second Lien is payable quarterly and accrues, based on the Company's election at the time of the borrowing, either at Term SOFR plus a margin of 7.5% (“Second Lien Term SOFR Loans”) or at an Alternate Base Rate which is based on the greater of (i) the prime rate; (ii) the greater of the federal funds effective rate or overnight bank funding rate, plus 0.5%; or (iii) Term SOFR plus 1% (“Second Lien ABR Loans”) plus a margin of 6.5%. Additionally, to the extent the Company were to default on the Second Lien, this would potentially trigger a cross-default under our Credit Facility. As of September 30, 2023, the Company's interest rate on Second Lien borrowings was 13.16%.

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

The Second Lien also contains a financial covenant measuring the ratio of total net debt-to-EBITDA, as defined in the Note Purchase Agreement, for the most recently completed four fiscal quarters, not to exceed 3.25 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2023, the Company was in compliance with all financial covenants under the Second Lien.

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

    As of September 30, 2023, total net amounts recorded for the Second Lien were $147.1 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $5.2 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, and $14.9 million and $10.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings. During the nine months ended September 30, 2022, the Company capitalized $7.2 million for debt issuance costs incurred in connection with the amendments to our Credit Facility. There were no capitalized costs incurred during the nine months ended September 30, 2023.

(7)          Acquisitions and Dispositions

November 2021 Acquisition
On November 19, 2021, the Company closed on an acquisition of oil-weighted assets in the Eagle Ford. The acquired assets included wells and acreage in La Salle, McMullen, DeWitt and Lavaca counties. After consideration of closing adjustments, total aggregate consideration was approximately $77.4 million, consisting of $37.6 million in cash, 1,351,961 shares of our common stock valued at approximately $37.9 million based on the Company's share price on the closing date, and contingent consideration with an estimated fair value of $1.9 million. The contingent consideration consists of up to three earn-out payments of $1.6 million per year for each of 2022, 2023 and 2024, contingent upon the average monthly settlement price of WTI exceeding $70 per barrel for such year (the “2021 WTI Contingency Payout”). During the three months ended September 30, 2023 and 2022, the Company recorded losses of $0.9 million and gains of $0.7 million, respectively, and losses of $1.0 million and $0.8 million, respectively, for the nine months ended September 30, 2023 and 2022 related to the 2021 WTI Contingency Payout which are recorded in “Gain (loss) on commodity derivatives, net” on the consolidated statements of operations. We also recorded $1.6 million in earn-out consideration payable to the seller related to the 2022 calendar year in “Accounts payable and accrued liabilities” on the condensed consolidated balance sheet as of December 31, 2022. For further discussion of the fair value related to the Company's contingent consideration, refer to Note 9 of these Notes to Consolidated Financial Statements. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

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

June 2022 Acquisition
On June 30, 2022, the Company closed the acquisition of certain oil and gas assets located in Atascosa, La Salle, Live Oak and McMullen Counties, Texas, as well as assumed the seller's commodity derivative contracts in place at the closing date, from Sundance Energy, Inc., and its affiliated entities Armadillo E&P, Inc. and SEA Eagle Ford, LLC (collectively, “Sundance”). After consideration of closing adjustments, total aggregate consideration was approximately $344.9 million, consisting of $220.9 million in cash, 4,148,472 shares of our common stock valued at approximately $117.7 million based on the Company's share price on the closing date, accrued purchase price adjustments receivable of $1.0 million and contingent consideration with an estimated fair value of $7.4 million. The contingent consideration consists of up to two earn-out payments of $7.5 million each, contingent upon the average monthly settlement price of NYMEX West Texas Intermediate crude oil exceeding $95 per barrel for the period from April 13, 2022 through December 31, 2022 which would trigger a payment of $7.5 million in 2023 and $85 per barrel for 2023 which would trigger a payment of $7.5 million in 2024 (the “2022 WTI Contingency Payout”). The contingent payout for the period of April 13, 2022 through December 31, 2022 did not materialize. During the nine months ended September 30, 2023, the Company recorded gains of $1.0 million related to valuation changes in the 2022 WTI Contingency Payout recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations. Additionally, as part of our post-close settlement we settled the 2022 WTI Contingency during the second quarter of 2023. As such, we recorded a non-cash gain of $1.1 million during the nine months ended September 30, 2023, and we are no longer required to make a contingency payment related to the 2022 WTI Contingency Payout. We incurred approximately $6.8 million in transaction costs during the year ended December 31, 2022 related to the acquisition. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

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

2023 Chesapeake Acquisition
During the third quarter of 2023, SilverBow executed a purchase and sale agreement for the acquisition of certain oil and gas assets in South Texas from Chesapeake Energy Corporation (the “Chesapeake South Texas Rich Properties”) for a purchase price of $700 million, comprised of a $650 million cash payment at the closing date and a $50 million deferred cash payment due 12 months post-close, subject to customary purchase price adjustments (the “Chesapeake Transaction”) pursuant to the purchase and sale agreement, dated as of August 11, 2023, between SilverBow, SilverBow Resources Operating, LLC and the Chesapeake Sellers (the “Purchase Agreement”). Chesapeake may also receive up to $50 million in contingent cash consideration based on future commodity prices. SilverBow paid a $50 million cash deposit into escrow in conjunction with the Purchase Agreement recorded in “Deposit and other fees for oil and gas property transaction” on the accompanying condensed consolidated balance sheet.

The Purchase Agreement contains certain termination rights, including, but not limited to, each party’s right to terminate the Purchase Agreement in the event a material breach by the other party has occurred and is not waived on or before September 25, 2023, which date has passed, and in any event if the Chesapeake Transaction has not been consummated on or before November 24, 2023; provided that such date may be automatically extended for an additional 15 days to December 9, 2023, in the event certain approvals and consents have not been obtained by such date. The Chesapeake Transaction has an effective date of February 1, 2023, and is expected to close by year-end 2023, subject to satisfaction or waiver of certain customary closing conditions, including the accuracy of the representations and warranties of each party, compliance by each party in all material respects with its covenants and the satisfaction of certain consent requirements.

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

During the three months ended September 30, 2023 and 2022, the Company recorded losses of $53.7 million and losses of $1.3 million, respectively, on its commodity derivatives. During the nine months ended September 30, 2023 and 2022, the Company recorded gains of $56.5 million and losses of $162.5 million, respectively, on its commodity derivatives. During the three months ended September 30, 2023 and 2022, the Company recorded losses of $0.9 million and gains of $6.1 million, respectively, related to valuation changes on the 2021 WTI Contingency Payout and 2022 WTI Contingency Payout. During the nine months ended September 30, 2023 and 2022, the Company recorded gains of $1.1 million and gains of $4.7 million, respectively, related to valuation changes on the 2021 WTI Contingency Payout and 2022 WTI Contingency Payout. The Company collected cash payments of $70.7 million and made cash payments of $182.1 million for settled derivative contracts during the nine months ended September 30, 2023 and 2022, respectively.

At September 30, 2023 and December 31, 2022, there was $8.4 million and $6.9 million, respectively, in receivables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts receivable, net” and were subsequently collected in October 2023 and January 2023, respectively. At September 30, 2023 and December 31, 2022, we also had $3.5 million and $6.0 million, respectively, in payables for settled derivatives which were included on the accompanying condensed consolidated balance sheet in “Accounts payable and accrued liabilities” and were subsequently paid in October 2023 and January 2023, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model. At September 30, 2023, there was $50.2 million and $14.2 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $32.8 million and $21.6 million in current and long-term unsettled derivative liabilities, respectively. At December 31, 2022, there was $52.5 million and $24.2 million in current and long-term unsettled derivative assets, respectively, and $40.8 million and $7.7 million in current and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying condensed consolidated balance sheet. Under the right of set-off, there was a $10.1 million net fair value asset at September 30, 2023, and a $28.2 million net fair value asset at December 31, 2022. For further discussion related to the fair value of the Company's derivatives, refer to Note 9 of these Notes to Condensed Consolidated Financial Statements.

The following tables summarize the weighted-average prices as well as future production volumes for our future derivative contracts in place as of September 30, 2023:

Oil Derivative Contracts (NYMEX WTI Settlements)	Total Volumes (Bbls)	Weighted-Average Price	Weighted-Average Collar Sub Floor Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2023 Contracts
4Q23	707,300	$78.53
2024 Contracts
1Q24	728,000	$77.67
2Q24	754,550	$77.59
3Q24	779,620	$76.48
4Q24	762,100	$76.16
2025 Contracts
1Q25	666,000	$71.60
2Q25	673,400	$71.60
3Q25	680,800	$71.60
4Q25	588,800	$71.29
2026 Contracts
1Q26	315,000	$69.40
2Q26	318,500	$69.40
3Q26	322,000	$69.40
4Q26	230,000	$69.42
Collar Contracts
2023 Contracts
4Q23	302,242			$65.89	$74.54
2024 Contracts
1Q24	319,700			$58.95	$71.74
2Q24	215,000			$61.08	$73.57
3Q24	184,000			$63.50	$75.53
4Q24	184,000			$63.00	$75.35
2025 Contracts
1Q25	238,500			$64.00	$74.62
2Q25	227,500			$60.80	$72.22
2026 Contracts
1Q26	90,000			$64.00	$71.50
2Q26	91,000			$64.00	$71.50
3Q26	92,000			$64.00	$71.50
3-Way Collar Contracts
2023 Contracts
4Q23	8,970		$43.08	$53.38	$63.35
2024 Contracts
1Q24	8,247		$45.00	$57.50	$67.85
2Q24	7,757		$45.00	$57.50	$67.85

Oil Basis Swaps (Argus Cushing (WTI) and Magellan East Houston)	Total Volumes (MMBtu)	Weighted-Average Price
2023 Contracts
4Q23	122,000	$0.80
2024 Contracts
1Q24	364,000	$1.47
2Q24	364,000	$1.47
3Q24	368,000	$1.47
4Q24	368,000	$1.47
2025 Contracts
1Q25	270,000	$1.75
2Q25	273,000	$1.75
3Q25	276,000	$1.75
4Q25	276,000	$1.75
Calendar Monthly Roll Differential Swaps
2023 Contracts
4Q23	122,000	$2.44
2024 Contracts
1Q24	364,000	$0.69
2Q24	364,000	$0.69
3Q24	368,000	$0.69
4Q24	368,000	$0.69
2025 Contracts
1Q25	270,000	$0.40
2Q25	273,000	$0.40
3Q25	276,000	$0.40
4Q25	276,000	$0.40

Natural Gas Derivative Contracts (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted-Average Price	Weighted-Average Collar Sub Floor Price	Weighted-Average Collar Floor Price	Weighted-Average Collar Call Price
Swap Contracts
2023 Contracts
4Q23	5,727,000	$4.20
2024 Contracts
1Q24	7,686,000	$4.12
2Q24	12,350,000	$3.67
3Q24	12,420,000	$3.78
4Q24	12,420,000	$4.12
2025 Contracts
1Q25	9,450,000	$4.25
2Q25	9,555,000	$3.71
3Q25	11,960,000	$3.83
4Q25	8,740,000	$4.17
2026 Contracts
1Q26	9,680,000	$4.48
2Q26	9,555,000	$3.56
3Q26	9,660,000	$3.74
4Q26	9,200,000	$4.13
Collar Contracts
2023 Contracts
4Q23	12,445,000			$3.87	$4.80
2024 Contracts
1Q24	9,661,000			$3.94	$5.83
2Q24	4,643,000			$3.64	$4.28
3Q24	3,878,000			$3.77	$4.76
4Q24	3,865,000			$4.01	$5.34
2025 Contracts
1Q25	5,130,000			$4.00	$5.32
2Q25	4,914,000			$3.25	$3.98
3Q25	920,000			$3.50	$3.99
4Q25	920,000			$3.75	$4.65
3-Way Collar Contracts
2023 Contracts
4Q23	219,200		$2.00	$2.50	$2.94
2024 Contracts
1Q24	198,000		$2.00	$2.50	$3.37
2Q24	188,000		$2.00	$2.50	$3.37

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted-Average Price
2023 Contracts
4Q23	13,800,000	$(0.23)
2024 Contracts
1Q24	15,470,000	$(0.02)
2Q24	15,470,000	$(0.29)
3Q24	15,640,000	$(0.26)
4Q24	15,640,000	$(0.28)
2025 Contracts
1Q25	5,400,000	$(0.09)
2Q25	5,460,000	$(0.26)
3Q25	5,520,000	$(0.23)
4Q25	5,520,000	$(0.25)

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2023 Contracts
4Q23	345,000	$32.87
2024 Contracts
1Q24	400,400	$26.30
2Q24	400,400	$26.30
3Q24	404,800	$26.30
4Q24	404,800	$26.30
2025 Contracts
1Q25	270,000	$24.17
2Q25	273,000	$24.17
3Q25	276,000	$24.17
4Q25	276,000	$24.17

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

The following table presents our assets and liabilities that are measured on a recurring basis at fair value as of each of September 30, 2023 and December 31, 2022, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 8 of these Notes to Condensed Consolidated Financial Statements.

	Fair Value Measurements at
(in thousands)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Assets
Natural Gas Derivatives	$53,032	$—	$53,032	$—
Natural Gas Basis Derivatives	5,395	—	5,395	—
Oil Derivatives	418	—	418	—
Oil Basis Derivatives	254	—	254	—
NGL Derivatives	5,270	—	5,270	—
Liabilities
Natural Gas Derivatives	5,346	—	5,346	—
Natural Gas Basis Derivatives	5,415	—	5,415	—
Oil Derivatives	41,908	—	41,908	—
Oil Basis Derivatives	858	—	858	—
NGL Derivatives	785	—	785	—
2021 WTI Contingency Payout	2,459	—	2,459	—

December 31, 2022
Assets
Natural Gas Derivatives	$25,960	$—	$25,960	$—
Natural Gas Basis Derivatives	26,023	—	26,023	—
Oil Derivatives	14,604	—	14,604	—
NGL Derivatives	10,134	—	10,134	—
Liabilities
Natural Gas Derivatives	28,579	—	28,579	—
Natural Gas Basis Derivatives	409	—	409	—
Oil Derivatives	19,442	—	19,442	—
NGL Derivatives	104	—	104	—
2022 WTI Contingency Payout	2,135	—	2,135	—
2021 WTI Contingency Payout	1,453	—	1,453	—

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

The following provides a roll-forward of our asset retirement obligations for the year ended December 31, 2022 and the nine months ended September 30, 2023 (in thousands):

Asset Retirement Obligations as of December 31, 2021	$6,050
Accretion expense	534
Liabilities incurred for new wells, acquired wells and facilities construction	3,032
Reductions due to sold wells and facilities	(57)
Reductions due to plugged wells and facilities	(22)
Revisions in estimates	919
Asset Retirement Obligations as of December 31, 2022	$10,456
Accretion expense	718
Liabilities incurred for new wells, acquired wells and facilities construction	313
Reductions due to plugged wells and facilities	(603)
Revisions in estimates	534
Asset Retirement Obligations as of September 30, 2023	$11,418

At September 30, 2023 and December 31, 2022, approximately $1.6 million and $1.3 million of our asset retirement obligations, respectively, were classified as a current liability in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets.

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

Operational Results and Strategy

    Total production for the nine months ended September 30, 2023 increased 30% from the nine months ended September 30, 2022 to 330 million cubic feet of natural gas equivalent per day.

During the third quarter of 2023, SilverBow drilled 10 net wells, completed 9 net wells and brought online 9 net wells. The Company operated an average of two drilling rigs during the quarter, primarily on its Central Oil and Eastern Extension areas, which reflect its oil-focused development program year-to-date. SilverBow's team continues to increase operational efficiencies, completing 10% more stages per day year-to-date in 2023 as compared to similar jobs for full year 2022, and averaging pumping efficiencies 20% higher over the same time periods. Third quarter pumping efficiencies were the highest quarterly rate achieved year-to-date in 2023 due to decreases in downtime, leading to the increase in completed stages per day. Drilling costs continue to benefit from greater efficiencies from high-grading of rigs and ongoing cost deflation, particularly across casing costs and rig rates, resulting in drilling costs per lateral foot approximately 13% lower year-to-date in 2023 as compared to full year 2022.

In its Central Oil area, the Company recently brought online a four-well pad which produced a 30-day pad average of 4,349 Boe/d (82% oil) with average lateral lengths of 7,500 feet. Also in its Central Oil area, SilverBow brought online a two-well pad which produced a 30-day pad average of 2,140 Boe/d (82% oil) with average lateral lengths of 9,140 feet. Strong initial performance from these pads are in-line with expectations and support the Company's oil focused growth plans. Furthermore, SilverBow continues to test optimal spacing and co-development potential of the Eagle Ford and Austin Chalk formations across its oil assets.

For the remainder of 2023, the Company anticipates running one rig on its oil assets and one rig on its gas assets. SilverBow is re-iterating its full year 2023 capital budget guidance range of $400-$425 million. Given operational and cost efficiencies realized year-to-date, the Company may elect to complete several wells at the end of the year while remaining within its stated guidance range, which would be expected to contribute to higher production volumes into 2024. The Company aims to optimize its drilling schedule based on commodity prices, returns on investment and strategically proving up additional inventory within its portfolio.

Liquidity and Capital Resources

SilverBow's primary use of cash has been to fund capital expenditures to develop its oil and gas properties, fund acquisitions and to repay Credit Facility borrowings. The Company uses cash generated from operating activities and borrowings under its Credit Facility as its primary sources of liquidity.

During the third quarter, SilverBow executed a purchase and sale agreement for the acquisition of certain oil and gas assets in South Texas from Chesapeake Energy Corporation (the “Chesapeake South Texas Rich Properties”) for a purchase price of $700 million, comprised of a $650 million cash payment at the closing date and a $50 million deferred cash payment due 12 months post-close, subject to customary purchase price adjustments (the “Chesapeake Transaction”) pursuant to the purchase and sale agreement, dated as of August 11, 2023, between SilverBow, SilverBow Resources Operating, LLC and the Chesapeake Sellers (the “Purchase Agreement”). Chesapeake may also receive up to $50 million in contingent cash consideration based on future commodity prices. SilverBow paid a $50 million cash deposit into escrow in conjunction with the Purchase Agreement recorded in “Deposit and other fees for oil and gas property transaction” on the accompanying condensed consolidated balance sheet.

The Chesapeake Transaction is expected to be funded with cash on hand, borrowings under the Company’s First Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 19, 2017, and amended as of June 22, 2022 (the “Credit Facility”), among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the Company’s amended second lien notes (“Second Lien Notes”) led by EIG. In conjunction with the Chesapeake Transaction, the Company has secured $425 million of incremental commitments under its Credit Facility from existing and new lenders, which, subject to the closing of the Chesapeake Transaction, will increase lender commitments under the Credit Facility to $1.2 billion, and the Second Lien Notes will be upsized by $350 million, which, subject to the closing of the Chesapeake Transaction, will increase lender commitments under the Second Lien Notes to $500 million and extend the maturity date for the Second Lien Notes to December 15, 2028.

The Purchase Agreement contains certain termination rights, including, but not limited to, each party’s right to terminate the Purchase Agreement in the event a material breach by the other party has occurred and is not waived on or before September 25, 2023, which date has passed, and in any event if the Chesapeake Transaction has not been consummated on or before November 24, 2023; provided that such date may be automatically extended for an additional 15 days to December 9, 2023, in the event certain approvals and consents have not been obtained by such date. The Chesapeake Transaction has an effective date of February 1, 2023, and is expected to close by year-end 2023, subject to satisfaction or waiver of certain customary closing conditions, including the accuracy of the representations and warranties of each party, compliance by each party in all material respects with its covenants and the satisfaction of certain consent requirements.

On September 13, 2023, SilverBow priced a $148 million follow-on equity offering and used net proceeds to repay amounts outstanding on its Credit Facility. Strategic Value Partners, LLC participated in the follow-on as a selling shareholder. The base deal consisted of 4,000,000 shares of which approximately 70% were primary. As such, on September 18, 2023, the Company issued 2,810,811 shares of its common stock, for aggregate net proceeds, after expenses, of approximately $97 million, which was used to repay a portion of the amounts then outstanding under the Credit Facility. Borrowings under our Credit Facility decreased $44 million from December 31, 2022. As of September 30, 2023, the Company’s liquidity consisted of $1.7 million of cash-on-hand and $277 million in available borrowings on its Credit Facility, which had a $775 million borrowing base.

Management believes the Company has sufficient liquidity to meet all near-term obligations and execute its long-term development plans, including funding the Chesapeake Transaction. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt. For more information on its Credit Facility, see the Credit Facility section within Note 6 of our condensed consolidated financial statements included in Item 1 of this report.

Contractual Commitments and Obligations

Other than as discussed below, there were no other material changes in SilverBow's contractual commitments during the nine months ended September 30, 2023 from amounts referenced under “Contractual Commitments and Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. During the second quarter of 2023, the Company entered into gas throughput agreements with separate parties in our Webb County gas area. The agreements provide for an annual average firm capacity of approximately 116,000 MMBtu/d over an eight-year term.

Summary of 2023 Financial Results Through September 30, 2023

•Revenues and Net Income (Loss): The Company's oil and gas revenues were $440.3 million for the nine months ended September 30, 2023, compared to $554.4 million for the nine months ended September 30, 2022. Revenues were lower due to overall lower commodity pricing partially offset by increased production volumes. The Company's net income was $114.7 million for the nine months ended September 30, 2023, compared to net income of $167.1 million for the nine months ended September 30, 2022. The decrease in net income was primarily driven by lower commodity pricing.

•Capital Expenditures: The Company's capital expenditures on an accrual basis were $329.9 million for the nine months ended September 30, 2023 compared to $224.8 million for the nine months ended September 30, 2022. The expenditures for the nine months ended September 30, 2023 and 2022 were primarily attributable to drilling and completion activity.

•Working Capital: The Company had a working capital deficit of $58.9 million at September 30, 2023 and a working capital deficit of $50.1 million at December 31, 2022. Included in our working capital was a net asset of $17.4 million and $11.8 million at September 30, 2023 and December 31, 2022, respectively, related to the fair value of our current open derivative contracts. The working capital computation does not include available liquidity through our Credit Facility.

•Cash Flows: For the nine months ended September 30, 2023, the Company generated cash from operating activities of $318.4 million, of which $4.4 million was attributable to changes in working capital. Additionally, the Company collected cash settlements of $70.7 million on derivatives during the nine months ended September 30, 2023. Cash flows from operating activities also excluded $13.4 million attributable to a net increase of capital-related payables and accrued costs. Cash used for property additions was $316.0 million while acquisition costs related to our 2022 acquisitions totaled $0.4 million. The Company's deposit and other fees related to our oil and gas property transaction totaled $51.2 million during the nine months ended September 30, 2023. The Company’s net repayments on the Credit Facility were $44.0 million during the nine months ended September 30, 2023. The Company's aggregate net proceeds, after offering expenses, from issuance of common stock in a public underwritten offering was approximately $97.1 million during the nine months ended September 30, 2023.

For the nine months ended September 30, 2022, the Company generated cash from operating activities of $212.2 million which included negative impacts attributable to changes in working capital of $25.4 million. Cash used for property additions was $163.6 million while purchase price adjustments related to our 2021 acquisitions totaled $293.9 million. This excluded $60.6 million attributable to a net increase of capital-related payables and accrued costs. The Company’s net borrowings on the Credit Facility were $253.0 million during the nine months ended September 30, 2022 which were primarily used to fund acquisitions during the nine months ended September 30, 2022.

Results of Operations

Revenues — Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022

Natural gas production was 61% and 70% of the Company's production volumes for the three months ended September 30, 2023 and 2022, respectively. Natural gas sales were 26% and 62% of oil and gas sales for the three months ended September 30, 2023 and 2022, respectively.

Crude oil production was 26% and 17% of the Company's production volumes for the three months ended September 30, 2023 and 2022, respectively. Crude oil sales were 65% and 30% of oil and gas sales for the three months ended September 30, 2023 and 2022, respectively.

NGL production was 13% of the Company's production volumes for both the three months ended September 30, 2023 and 2022. NGL sales were 9% and 8% of oil and gas sales for the three months ended September 30, 2023 and 2022.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the three months ended September 30, 2023 and 2022:

Fields	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Webb County Gas	$33.1	14,445	$106.1	13,514
Western Condensate	26.9	5,261	39.7	4,623
Southern Eagle Ford	7.3	2,474	29.3	3,913
Central Oil	92.4	8,968	59.6	4,727
Eastern Extension	13.6	1,637	7.3	682
Non Core	0.7	62	0.2	46
Total	$174.0	32,847	$242.2	27,505

The sales volumes increase from 2022 to 2023 was primarily due to acquisitions in 2022, in addition to wells brought online as part of our full year 2022 and 2023 drilling programs.

    In the third quarter of 2023, our $68.2 million, or 28%, decrease in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $136.3 million unfavorable impact on sales due to overall lower commodity pricing; and
•Volume variances that had an approximately $68.1 million favorable impact on sales due to overall increased commodity production.

    The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the three months ended September 30, 2023 and 2022 (in thousands, except per-dollar amounts):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Production volumes:
Oil (MBbl) (1)	1,410	781
Natural gas (MMcf)	20,010	19,324
Natural gas liquids (MBbl) (1)	729	582
Total (MMcfe)	32,847	27,505

Oil, natural gas and natural gas liquids sales:
Oil	$112,456	$71,811
Natural gas	46,075	150,958
Natural gas liquids	15,432	19,412
Total	$173,963	$242,181

Average realized price before impact of cash-settled derivatives:
Oil (per Bbl)	$79.76	$91.93
Natural gas (per Mcf)	2.30	7.81
Natural gas liquids (per Bbl)	21.16	33.34
Average per Mcfe	$5.30	$8.81

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(3.45)	$(20.44)
Natural gas (per Mcf)	1.00	(3.47)
Natural gas liquids (per Bbl)	3.68	(1.86)
Average per Mcfe	$0.54	$(3.06)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$76.30	$71.49
Natural gas (per Mcf)	3.30	4.34
Natural gas liquids (per Bbl)	24.84	31.48
Average per Mcfe	$5.84	$5.75
(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the three months ended September 30, 2023 and 2022, the Company recorded net losses of $53.7 million and $1.3 million from our commodities derivatives activities, respectively. For the three months ended September 30, 2023 and 2022, we also recorded a net loss of $0.9 million and net gain $6.1 million, respectively, related to valuation changes from our 2021 and 2022 WTI Contingency Payouts. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022
The following table provides additional information regarding our expenses for the three months ended September 30, 2023 and 2022 (in thousands):

Costs and Expenses	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
General and administrative, net	$4,438	$4,343
Depreciation, depletion, and amortization	53,186	41,501
Accretion of asset retirement obligations	254	166
Lease operating expenses	22,678	17,701
Workovers	672	284
Transportation and gas processing	13,710	9,662
Severance and other taxes	10,407	12,581
Interest expense, net	19,811	12,173
Provision (benefit) for income taxes	(949)	6,066

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.14 and $0.16 for the three months ended September 30, 2023 and 2022, respectively. The decrease in per-Mcfe rate was due to an overall increase in production. Included in general and administrative expenses is $1.5 million and $1.2 million in share-based compensation for the three months ended September 30, 2023 and 2022, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.62 and $1.51 for the three months ended September 30, 2023 and 2022, respectively. The increase in our per-Mcfe depreciation, depletion and amortization rate was primarily related to the acquisitions in 2022 and inflation on future development costs. The increase in costs is related to the increase in the per-Mcfe rate, coupled with an overall increase in production.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.71 and $0.65 for the three months ended September 30, 2023 and 2022, respectively. The increase in costs was primarily due to higher labor, compression, salt water disposal and maintenance costs driven by our acquisitions in 2022.

Transportation and Gas Processing. These expenses are related to oil, natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.42 and $0.35 for the three months ended September 30, 2023 and 2022, respectively. The increase in costs and in our per Mcfe rate was primarily attributable to additional transportation and processing agreements associated with our acquisitions in 2022 along with increased contractual fees across portions of our properties.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.32 and $0.46 for the three months ended September 30, 2023 and 2022, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 6.0% and 5.2% for the three months ended September 30, 2023 and 2022, respectively.

    Interest. Our interest cost was $19.8 million and $12.2 million for the three months ended September 30, 2023 and 2022, respectively. The increase in interest is primarily due to higher borrowings and higher interest rates. There were no capitalized interest costs for the three months ended September 30, 2023 and 2022.

Income Taxes. The Company recorded an income tax benefit of $0.9 million and an income tax provision of $6.1 million for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three months ended September 30, 2023 primarily related to the statutory federal tax rate plus the impact of the Texas Margin Tax. The tax impact for both periods was a product of the overall forecasted annual effective tax rate applied to the year to date income or loss.

Results of Operations

Revenues — Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022

Natural gas production was 63% and 75% of the Company's production volumes for the nine months ended September 30, 2023 and 2022, respectively. Natural gas sales were 30% and 63% of oil and gas sales for the nine months ended September 30, 2023 and 2022, respectively.

Crude oil production was 24% and 14% of the Company's production volumes for the nine months ended September 30, 2023 and 2022, respectively. Crude oil sales were 61% and 28% of oil and gas sales for the nine months ended September 30, 2023 and 2022, respectively.

NGL production was 13% and 11% of the Company's production volumes for the nine months ended September 30, 2023 and 2022, respectively. NGL sales were 9% of oil and gas sales for both the nine months ended September 30, 2023 and 2022.

The following table provides additional information regarding the Company's oil and gas sales, by area, excluding any effects of the Company's hedging activities, for the nine months ended September 30, 2023 and 2022:

Fields	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)	Oil and Gas Sales (In Millions)	Net Oil and Gas Production Volumes (MMcfe)
Webb County Gas	$96.7	41,425	$253.5	37,386
Western Condensate	82.5	16,831	116.2	13,096
Southern Eagle Ford	17.6	6,357	64.1	9,236
Central Oil	206.7	20,826	94.6	7,251
Eastern Extension	35.4	4,588	24.5	2,242
Non Core	1.4	169	1.5	256
Total	$440.3	90,196	$554.4	69,467

The sales volumes increase from 2022 to 2023 was primarily due to acquisitions in the second half of 2022, in addition to wells brought online as part of our full year 2022 and 2023 drilling programs.

    In the first nine months of 2023, our $114.1 million, or 21%, decrease in oil, NGL and natural gas sales from the prior year period resulted from:

•Price variances that had an approximately $361.0 million unfavorable impact on sales due to overall lower commodity pricing; and
•Volume variances that had an approximately $246.9 million favorable impact on sales due to overall increased commodity production.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement, for the nine months ended September 30, 2023 and 2022 (in thousands, except per-dollar amounts):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Production volumes:
Oil (MBbl) (1)	3,569	1,611
Natural gas (MMcf)	57,109	51,829
Natural gas liquids (MBbl) (1)	1,945	1,329
Total (MMcfe)	90,196	69,467

Oil, natural gas and natural gas liquids sales:
Oil	$267,263	$155,566
Natural gas	132,802	351,626
Natural gas liquids	40,252	47,250
Total	$440,317	$554,442

Average realized price before impact of cash-settled derivatives:
Oil (per Bbl)	$74.88	$96.58
Natural gas (per Mcf)	2.33	6.78
Natural gas liquids (per Bbl)	20.69	35.56
Average per Mcfe	$4.88	$7.98

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(0.59)	$(28.60)
Natural gas (per Mcf)	1.07	(2.45)
Natural gas liquids (per Bbl)	4.28	(4.33)
Average per Mcfe	$0.75	$(2.57)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$74.29	$67.98
Natural gas (per Mcf)	3.40	4.33
Natural gas liquids (per Bbl)	24.97	31.23
Average per Mcfe	$5.63	$5.41
(1) Oil and natural gas liquids are converted at the rate of one barrel to six Mcfe. Mcf refers to one thousand cubic feet, and MMcf refers to one million cubic feet. Bbl refers to one barrel of oil, and MBbl refers to one thousand barrels.

For the nine months ended September 30, 2023 and 2022, the Company recorded net gains of $56.5 million and net losses of $162.5 million from our commodities derivatives activities, respectively. For the nine months ended September 30, 2023 and 2022, we also recorded a net gain of $1.1 million and net gain of $4.7 million, respectively, related to valuation changes from our 2021 and 2022 WTI Contingency Payouts. Additionally, we settled the final post-close adjustment related to the Sundance acquisition during the second quarter of 2023. As part of the settlement, SilverBow is no longer required to make any contingency payments related to the 2022 WTI Contingency Payout. As such, we recorded a non-cash gain of $1.1 million during the nine months ended September 30, 2023. Hedging activity is recorded in “Gain (loss) on commodity derivatives, net” on the accompanying condensed consolidated statements of operations.

Costs and Expenses — Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022
The following table provides additional information regarding our expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

Costs and Expenses	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
General and administrative, net	$17,421	$14,840
Depreciation, depletion, and amortization	147,037	89,096
Accretion of asset retirement obligations	718	366
Lease operating expenses	62,417	37,095
Workovers	2,263	933
Transportation and gas processing	37,001	22,784
Severance and other taxes	28,563	30,183
Interest expense, net	54,746	26,632
Provision (benefit) for income taxes	33,214	7,678

General and Administrative Expenses, Net. These expenses on a per-Mcfe basis were $0.19 and $0.21 for the nine months ended September 30, 2023 and 2022, respectively. The increase in costs was primarily due to higher legal and professional fees while the decrease in per-Mcfe rate was due to an overall increase in production. Included in general and administrative expenses is $4.0 million and $3.9 million in share-based compensation for the nine months ended September 30, 2023 and 2022, respectively.

Depreciation, Depletion and Amortization. These expenses on a per-Mcfe basis were $1.63 and $1.28 for the nine months ended September 30, 2023 and 2022, respectively. The increase in our per-Mcfe depreciation, depletion and amortization rate was primarily related to the acquisitions in 2022 and inflation on future development costs. The increase in costs is related to the increase in the per-Mcfe rate, coupled with an overall increase in production.

Lease Operating Expenses and Workovers. These expenses on a per-Mcfe basis were $0.72 and $0.55 for the nine months ended September 30, 2023 and 2022, respectively. The increase in costs was primarily due to higher labor, compression, salt water disposal, maintenance and chemical costs driven by our acquisitions in 2022.

Transportation and Gas Processing. These expenses are related to oil, natural gas and NGL sales. These expenses on a per-Mcfe basis were $0.41 and $0.33 for the nine months ended September 30, 2023 and 2022, respectively. The increase in costs and in our per Mcfe rate was primarily attributable to additional transportation and processing agreements associated with our acquisitions in 2022 along with increased contractual fees across portions of our properties.

Severance and Other Taxes. These expenses on a per-Mcfe basis were $0.32 and $0.43 for the nine months ended September 30, 2023 and 2022, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 6.5% and 5.4% for the nine months ended September 30, 2023 and 2022, respectively.

    Interest. Our interest cost was $54.7 million and $26.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest is primarily due to higher borrowings and higher interest rates. There were no capitalized interest costs for the nine months ended September 30, 2023 and 2022.

Income Taxes. The Company recorded an income tax provision of $33.2 million and an income tax provision of $7.7 million for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended September 30, 2023 primarily related to the statutory federal tax rate plus the impact of the Texas Margin Tax The tax impact for both periods was a product of the overall forecasted annual effective tax rate applied to the year to date income.

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

Interest Rate Risk. At September 30, 2023, we had a combined $648.0 million drawn under our Credit Facility and our Second Lien, which bear floating rates of interest and therefore are susceptible to interest rate fluctuations. These variable interest rate borrowings are also impacted by changes in short-term interest rates. A hypothetical one percentage point increase in interest rates on our borrowings outstanding under our Credit Facility and Second Lien at September 30, 2023 would increase our annual interest expense by $6.5 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

No material legal proceedings are pending other than ordinary, routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Other than as described below, there have been no material changes in our risk factors disclosed in the 2022 Annual Report on Form 10-K.

Risks Related to the Chesapeake Transaction

We may not consummate the Chesapeake Transaction.

The completion of the Chesapeake Transaction is subject to a number of closing conditions, some of which are out of our control, including the material performance by the other party of all of the obligations, agreements and covenants of the transaction agreement to be performed at or prior to the closing of the Chesapeake Transaction, including the receipt of any necessary consents or approvals. Additionally, although we have committed financing through our Credit Facility and Second Lien Notes for the purchase price, the completion of the Chesapeake Transaction is subject to our ability to secure this financing.

We also cannot be certain when SilverBow and the Chesapeake Sellers will be able to satisfy the other closing conditions or whether those closing conditions will be satisfied, including consent from certain significant landowners. If any of these conditions are not satisfied, including the failure to obtain certain consents, and in any event if the Chesapeake Transaction has not been consummated on or before November 24, 2023; provided that such date may be automatically extended for an additional 15 days to December 9, 2023, in the event certain approvals and consents have not been obtained by such date, it is possible that the Purchase Agreement may be terminated. Although the parties have agreed in the Purchase Agreement to use commercially reasonable efforts, subject to certain limitations, in regards to certain closing conditions, these and other conditions to the completion of the Chesapeake Transaction may fail to be satisfied.

If the Chesapeake Transaction is delayed, not consummated or consummated on terms different from those currently contemplated, the market price of our common stock may decline. Further, a failed transaction may result in negative publicity or a negative impression of us in the investment community and may affect our relationships with our business partners. Failure to complete the Chesapeake Transaction could cause us to be in breach of the Purchase Agreement, could result in litigation and other losses to us and a decline in the market price of our common stock.

We may not be able to achieve the expected benefits of the Chesapeake Transaction and may have difficulty integrating the Chesapeake Transaction.

Even if we consummate the Chesapeake Transaction, we may not be able to achieve the expected benefits of the Chesapeake Transaction. There can be no assurance that the Chesapeake Transaction will be beneficial to us. We may not be able to integrate and develop the Chesapeake South Texas Rich Properties without increases in costs, losses in revenues or other difficulties. Any unexpected costs or delays, including inability to reconcile post-acquisition adjustments, incurred in connection with the integration and development of the Chesapeake South Texas Rich Properties could have an adverse effect on our business, results of operations, financial condition and prospects, as well as the market price of our common stock.

Our assessment of the Chesapeake South Texas Rich Properties to date has been limited; and, even by the time of closing, it will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. In the course of our assessment, we will not receive an independent reserve engineer report related to the Chesapeake South Texas Rich Properties. We may incur costs or experience problems related to the Chesapeake South Texas Rich Properties in the Chesapeake Transaction, and we may not have adequate recourse against the Chesapeake Sellers. Although we have and will inspect the properties being sold to us, inspections may not reveal all title, structural or environmental problems. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations. Our ability to make specified claims against the Chesapeake Sellers in the Chesapeake Transaction generally expires over time and we may be left with no recourse for liabilities and other problems associated with the Chesapeake Transaction that we do not discover prior to the expiration date related to such matters under the Purchase Agreement.

The market price of our common stock may decline as a result of the Chesapeake Transaction if, among other things, the integration and development of the Chesapeake South Texas Rich Properties is unsuccessful or if the liabilities, expenses, title, environmental and other defects, or transaction costs related to the Chesapeake Transaction are greater than expected or the Chesapeake South Texas Rich Properties do not yield the anticipated returns. The market price of our common stock may decline if we do not achieve the perceived benefits of the Chesapeake Transaction as rapidly or to the extent anticipated by us or by securities market participants or if the effect of the Chesapeake Transaction, including the obligations incurred to finance the Chesapeake Transaction, on our business results of operations or financial condition or prospects is not consistent with our expectations or those of securities market participants.

Upon consummation of the Chesapeake Transaction, our overall level of debt obligations will increase, which could adversely affect us.

Upon consummation of the Chesapeake Transaction, our overall long-term debt will increase, and our level of debt obligations after completion of the Chesapeake Transaction could have adverse consequences on our business and future prospects, including the following:
•we may not be able to obtain financing in the future on acceptable terms or at all for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;
•less-levered competitors could have a competitive advantage because they have lower debt service requirements;
•credit rating agencies could downgrade our credit ratings following the Chesapeake Transaction below currently expected levels; and
•we may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than our competitors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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

10.1
Purchase and Sale Agreement, dated August 11, 2023, between SilverBow Resources Operating, LLC and Chesapeake Exploration, L.L.C., Chesapeake Operating, L.L.C., Chesapeake Energy Marketing, L.L.C. and Chesapeake Royalty, L.L.C. (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Current Report on Form 8-K filed August 14, 2023, File No. 001-08754).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from SilverBow Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Stockholders Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
# Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERBOW RESOURCES, INC. (Registrant)
Date:	November 2, 2023	By:	/s/ Christopher M. Abundis
Christopher M. Abundis Executive Vice President, Chief Financial Officer and General Counsel

Date:	November 2, 2023	By:	/s/ W. Eric Schultz
W. Eric Schultz Vice President of Accounting and Controller