Form 10-K
period 2023-12-31
SILVERBOW RESOURCES, INC.
filed 2024-02-29
CIK 351817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023
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

The aggregate public float of common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as quoted on the New York Stock Exchange as of June 30, 2023, the last business day of the second quarter for fiscal year 2023, was approximately $518,174,326.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☑	No	☐

The number of shares of common stock outstanding as of February 23, 2024 was 25,429,610.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, to be filed within 120 days after the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•risks related to recently completed acquisitions and integration of these acquisitions, including the acquisition (the “Chesapeake Transaction”) of oil and gas assets (the “Chesapeake South Texas Rich Properties”) from Chesapeake Exploration, L.L.C., Chesapeake Operating, L.L.C., Chesapeake Energy Marketing, L.L.C. and Chesapeake Royalty, L.L.C. (collectively, the “Chesapeake Sellers”);
•volatility in oil, natural gas and natural gas liquids prices;
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
•the severity and duration of world health events, including health crises and pandemics, related economic repercussions, including disruptions in the oil and gas industry, supply chain disruptions, and operational challenges including remote work arrangements and protecting the health and well-being of our employees;
•opportunities to monetize assets;
•our ability to execute on strategic initiatives, including acquisitions;
•effectiveness of our risk management activities including hedging strategy;
•counterparty and credit market risk;
•legal and environmental matters, including potential impacts on our business related to climate change and related regulations;
•the impact of shareholder activism and any changes in composition of our Board of Directors (the “Board”);
•actions by third parties, including customers, service providers and shareholders;

•current and future governmental regulation and taxation of the oil and natural gas industry, including changes in connection with U.S. elections in 2024;
•developments in world oil and natural gas markets and in oil and natural gas-producing countries;
•uncertainty regarding our future operating results; and
•other risks and uncertainties described in Item 1A. “Risk Factors,” in this annual report on Form 10-K for the year ended December 31, 2023 (this “Form 10-K”).

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

All forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of this Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Items 1 and 2. Business and Properties

As used in this Annual Report on Form 10-K, unless the context otherwise requires or indicates, references to “SilverBow Resources,” “SilverBow,” “the Company,” “we,” “our,” “ours” and “us” refer to SilverBow Resources, Inc. See pages 43 and 44 for explanations of abbreviations and terms used herein.

Overview

SilverBow Resources is an independent oil and gas company headquartered in Houston, Texas. The Company, originally founded in 1979, was reorganized as a Delaware corporation in 2016. SilverBow's strategy is focused on acquiring and developing assets in the Eagle Ford Shale and Austin Chalk located in South Texas where the Company has assembled approximately 222,000 net acres across five operating areas. SilverBow's acreage position in each of its operating areas is highly contiguous and designed for optimal and efficient horizontal well development. The Company has built a balanced portfolio of properties with a significant base of current production and reserves coupled with low-risk development drilling opportunities and meaningful upside from newer operating areas.

SilverBow produced an average of 72 thousand barrels of oil equivalent per day (“MBoe/d”) during the fourth quarter of 2023 and had proved reserves of 446 MMBoe (37% oil/liquids) with a Standardized Measure of $2.3 billion and a PV-10 of $2.7 billion at SEC pricing as of December 31, 2023. PV-10 Value is a non-GAAP measure; see the section titled “Oil and Natural Gas Reserves” of this Form 10-K for a reconciliation of this non-GAAP measure to the Standardized Measure of discounted future net cash flow, the most directly comparable GAAP measure.
Being a committed and long-term operator in South Texas, the Company possesses a significant understanding of the reservoir characteristics, geology, landowner relations and the competitive landscape in the region. SilverBow leverages this in-depth knowledge to consolidate high quality drilling inventory while continuously enhancing its operations to maximize returns on capital invested.

Business Strategies

•Leverage technical expertise to efficiently develop Eagle Ford Shale and Austin Chalk drilling locations. As of December 31, 2023, our technical team has an average of approximately 15 years of experience per person which we believe gives us a technical advantage when developing and organically expanding our asset base. We leverage this advantage in our existing asset base to create highly efficient drilling and completion operations. Concentrating solely on the Eagle Ford Shale and Austin Chalk allows us to use our operating, technical and regional expertise to interpret geological and operating trends, enhance production rates and maximize well recovery. We are focused on enhancing asset value through utilizing cost-effective technology to locate the highest quality intervals to drill and complete oil and gas wells. We continue to optimize our drilling techniques, shorten our drill times and steer our laterals to target high quality intervals in the Eagle Ford Shale and Austin Chalk. We have also enhanced fracture stimulation designs, optimizing fluid and proppant usage and fracture stage spacing. We believe these factors will enhance the return profile of our drilling and completion operations. Our revised 2024 capital budget range of $470 - $510 million is based on our outlook of commodity prices and provides for drilling 62 gross (49 net) horizontal wells which is expected to be funded primarily from operating cash flow and borrowings under our Credit Facility.

•Prudently grow and maintain balanced inventory of locations. Oil, natural gas and NGLs prices have the potential to exhibit volatile and unpredictable fluctuations. Further, the timing and duration of such fluctuations are difficult to predict. Our diversification strategy allows us to pursue our most economic hydrocarbon locations that in turn generate the most compelling returns, with the ability to shift our focus to locations with different hydrocarbon mixes based on prevailing prices. Given the strength in oil prices in 2023, the Company’s drilling and completion (“D&C”) program emphasized liquids-focused development. Of the 981 gross horizontal drilling locations at year-end 2023, 780 are oil locations and 201 are gas locations. Our D&C program has a degree of flexibility that we are willing to exercise in response to prevailing commodity prices.

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

•Continue to pursue strategic opportunities to further expand our asset base. We continue to take advantage of opportunities to expand our core position through leasing and acquisitions. We regularly seek to acquire oil and gas properties that complement our operations, provide exploration and development opportunities, and provide enhanced cash flow and corporate returns. For example, in November 2023, we closed the Chesapeake Transaction, which added approximately 19,000 barrels per day (“Bbls/d”) and 77 million cubic feet per day (“MMcf/d”) of net production. As the Chesapeake Transaction closed on November 30, 2023, the Chesapeake Transaction added approximately 1,600 Bbls/d and 7 MMcf/d to the Company’s 2023 full year net production. This represented 5% of the Company's 2023 net production. SilverBow expects the assets acquired in the Chesapeake Transaction to comprise a greater percentage of its 2024 net production. In total the Company paid $605.0 million in cash related to the Chesapeake Transaction, which was funded with cash on hand and borrowings under the Credit Facility and Second Lien Notes. Prior to the close of the Chesapeake Transaction, the Company issued 2,810,811 shares of its common stock in a public underwritten offering for aggregate net proceeds, after offering expenses and fees, of approximately $97.3 million. We plan to continue strategically targeting certain areas of the Eagle Ford Shale and Austin Chalk where our technical experience and successful drilling results can be replicated and expanded. We believe our extensive basin-wide experience and relationships gives us a competitive advantage in locating both strategic acquisitions and ground-floor leasing opportunities to expand our core acreage position in the future.

•Maintain our financial flexibility and liquidity profile. We are committed to preserving our financial flexibility and are focused on continued growth in a disciplined manner. We have historically funded our capital program by using a combination of internally generated cash flow and funds available on our Credit Facility (as defined in Note 4 to the Company's consolidated financial statements in this Form 10-K). As of December 31, 2023, the Company had $478.0 million in available borrowing capacity under its Credit Facility, which we believe, along with our projected operating cash flow, provides us with a sufficient amount of liquidity to execute our 2024 development plan and opportunistically acquire or lease additional acreage even with modest changes in the commodity environment. Our Credit Facility and Second Lien (as defined in Note 4 to the Company's consolidated financial statements in this Form 10-K), maturing in October 2026 and December 2028, respectively, are our only debt maturities. As of December 31, 2023, we had $722.0 million drawn on our $1.2 billion borrowing base under the Credit Facility.

•Manage risk exposure. We utilize a disciplined hedging program that is intended to limit our exposure to volatility in commodity prices and achieve a more predictable level of cash flow to support current and future capital expenditure plans. We take a systematic approach to hedging and periodically add hedges to our portfolio in an effort to protect the rates of returns on our drilling program. As of February 23, 2024, we had approximately 63% of total production volumes hedged for full year 2024, using the midpoint of the Company's production guidance of 85.2 - 93.5 MBoe/d.

•Sustainability leadership. We are committed to reducing the impact of our operations and advancing key initiatives around environmental, social and governance issues. We publish a report based on a materiality assessment that incorporates metrics from the Sustainability Accounting Standards Board and Global Reporting Initiatives, which allows stakeholders to track our progress and benchmark results against our peers.

Our Competitive Strengths

•Inventory of drilling locations with high degree of operational control. We have developed a significant inventory of future drilling locations. As of December 31, 2023, we had approximately 222,000 net acres in the Eagle Ford Shale and Austin Chalk and 981 gross horizontal drilling locations, representing over 10 years of core premium inventory at a three-rig pace. Approximately 55% of our estimated proved reserves at December 31, 2023 were undeveloped. We operate essentially all of our proved reserves and have an average working interest of approximately 82% across our identified locations. These factors provide us with a high level of control over our operations, allowing us to manage and optimize our development drilling schedule, utilize pad drilling where applicable, and implement leading edge completion techniques. We plan to continue to deliver production, reserve and cash flow growth by developing our extensive inventory of low-risk drilling locations in a disciplined manner.

•Ability to adjust pace and hydrocarbon mix of operations activity. We have flexibility to adjust our D&C schedule in response to management's outlook and view of commodity prices. This allows us to focus primarily on the highest return, lowest risk projects. In 2023, we drilled 45 net wells, completed 47 net wells and brought 49 net wells online. The Company operated two drilling rigs during 2023.

•Proximity to Demand Centers. We believe our assets are positioned in one of the most economically advantaged oil and natural gas regions of North America. Our proximity to the Gulf Coast affords us much lower commodity basis differentials and meaningfully higher price realizations when compared to other domestic basins. For instance, in 2023 our average natural gas basis differentials to NYMEX were $0.40/Mcf discount versus $0.76/Mcf discount for the Permian Basin Index into the El Paso pipeline. Additionally, our assets are in close proximity to the largest and highest growth natural gas and NGL demand centers, including increasing LNG exports, natural gas exports to Mexico and industrial, petrochemical, and power demand in the Gulf Coast markets.

•Experienced and proven technical team. As of December 31, 2023, we employed 20 oil and gas technical professionals, including geoscientists, drilling, completion, production and reservoir engineers, and other oil and gas professionals who collectively have an average of approximately 15 years of experience in their technical fields. Our technical team has come from a number of large and successful organizations. They are focused on utilizing modern completion techniques to increase our estimated ultimate recovery and maximize our per-well returns. Our enhanced completion designs include tighter fracture stage spacing as well as optimized proppant loadings and intensity. Additionally, we rely on advanced technologies to better define geologic risk and enhance the results of our drilling efforts. We continually apply our extensive in-house experience and current technologies to benefit our drilling and production operations.

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

•Balance Sheet discipline and robust liquidity. As of December 31, 2023, the Company had $478.0 million in available borrowing capacity under our Credit Facility, which we believe, along with our projected operating cash flow, provides us with a sufficient amount of liquidity to execute our 2024 development plan and opportunistically acquire or lease additional acreage even with modest changes in the commodity environment.

Property Overview

SilverBow's operations are focused in five operating areas across South Texas. The following table sets forth information regarding its Eagle Ford Shale and Austin Chalk assets in 2023:

Operating Areas	Net Acreage	2023 Production (Boe/d)	Oil/Liquids as % of 2023 Production	2023 Net Wells Drilled	2023 Net Wells Completed
Webb County Gas	19,250	25,635	—%	2	4
Western Condensate	72,982	12,366	58%	10	7
Southern Eagle Ford	58,500	3,919	21%	—	—
Central Oil	54,235	13,304	88%	23	26
Eastern Extension	16,800	4,045	76%	10	10
Other (1)	—	91	78%	—	—
Total	221,767	59,360	39%	45	47
(1) Other includes non-core properties

The following table sets forth information regarding the Company's 2023 year-end proved reserves of 445.8 MMBoe and production of 21.7 MMBoe by area. “BOE” means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Oil equivalents are determined under the relative energy content method by using the ratio of six thousand cubic feet of gas to one Bbl of oil or natural gas liquid:

Operating Areas	Proved Developed Reserves (MMBoe)	Proved Undeveloped Reserves (MMBoe)	Total Proved Reserves (MMBoe)	% of Total Proved Reserves	Oil and NGLs as % of Proved Reserves	Total Production (MMBoe)
Webb County Gas	72.8	118.8	191.6	43.0%	—%	9.4
Western Condensate	92.4	87.3	179.7	40.3%	62.4%	4.5
Southern Eagle Ford	8.6	1.8	10.4	2.3%	32.7%	1.4
Central Oil	17.8	9.9	27.7	6.2%	87.5%	4.9
Eastern Extension	10.1	25.9	36.0	8.1%	72.5%	1.5
Other (1)	0.4	—	0.4	0.1%	69.6%	—
Total	202.1	243.7	445.8	100.0%	37.3%	21.7
(1) Other includes non-core properties

Oil and Natural Gas Reserves

The following tables present information regarding proved oil and natural gas reserves attributable to SilverBow's interests in proved properties as of December 31, 2023, 2022 and 2021. The information set forth in the tables regarding reserves is based on proved reserves reports prepared in accordance with Securities and Exchange Commission’s (“SEC”) rules. H.J. Gruy and Associates, Inc. (“Gruy”), independent petroleum engineers, prepared the Company's proved reserves reports as of December 31, 2023, 2022 and 2021. Gruy's reports for each year cover 100% of the Company's proved reserves.

The reserves estimation process involves members of the reserves and evaluation department who report to the Chief Reservoir Engineer. The staff includes engineers whose duty is to prepare estimates of reserves in accordance with the SEC's rules, regulations and guidelines. This team worked closely with Gruy to ensure the accuracy and completeness of the data utilized for the preparation of the 2023, 2022 and 2021 reserve reports. To achieve reasonable certainty for our reserve estimates, we and Gruy employ technologies that have been demonstrated to yield results with consistency and repeatability and use standard engineering technologies and methods, which are generally accepted by the petroleum industry. The technologies and economic data used to calculate our proved reserves estimates include, but are not limited to, well logs, production tests, seismic data and core data. Our proved reserves additions are prepared using extrapolation of established historical production trends from offsetting producing wells, with similar completions, in analogous reservoirs. Reasonable certainty is further confirmed by applying one or more of these supplemental methods: reservoir modeling which may include analytical and numerical methods, rate transient analysis and geoscience examination, including petrophysical analysis to confirm reservoir continuity. All information from SilverBow's secure engineering database as well as geographic maps, well logs, production tests and other pertinent data were provided to Gruy.

The Chief Reservoir Engineer supervises this process with multiple levels of review and reconciliation of reserve estimates to ensure they conform to SEC guidelines. Reserves data are also reported to and reviewed by senior management quarterly. The Board reviews the reserve data periodically and the independent Board members meet with Gruy in executive sessions at least annually.

The technical person at Gruy primarily responsible for overseeing preparation of the 2023, 2022 and 2021 reserves reports is a Licensed Professional Engineer, holds a degree in petroleum engineering, is past Chairman of the Gulf Coast Section of the Society of Petroleum Engineers, is past President of the Society of Petroleum Evaluation Engineers, and has over 30 years of experience in preparing reserves reports and overseeing reserves audits.

The Company's Chief Reservoir Engineer, the primary technical person responsible for overseeing the preparation of its 2023, 2022 and 2021 reserve estimates, holds a bachelor's degree in geology, is a member of the Society of Petroleum Engineers and the Society of Professional Well Log Analysts, and has over 25 years of experience in petrophysical analysis, reservoir engineering, and reserves estimation.

Estimates of future net revenues from SilverBow's proved reserves, Standardized Measure and PV-10 (PV-10 is a non-GAAP measure defined below), as of December 31, 2023, 2022 and 2021 are made in accordance with SEC criteria, which is based on the preceding 12-months' average adjusted price after differentials based on closing prices on the first business day of each month (excluding the effects of hedging) and are held constant for that year's reserves calculation throughout the life of the properties, except where such guidelines permit alternate treatment, including, in the case of natural gas contracts, the use of fixed and determinable contractual price escalations. The Company has interests in certain tracts that are estimated to have additional hydrocarbon reserves that cannot be classified as proved and are not reflected in the following tables.

The following prices were used to estimate SilverBow's SEC proved reserve volumes, year-end Standardized Measure and PV-10. The 12-month 2023 average adjusted prices after differentials were $2.30 per Mcf of natural gas, $76.79 per barrel of oil, and $25.43 per barrel of NGL, compared to $6.14 per Mcf of natural gas, $94.36 per barrel of oil, and $34.76 per barrel of NGL for 2022 and $3.75 per Mcf of natural gas, $63.98 per barrel of oil, and $25.29 per barrel of NGL for 2021.

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

The following table provides a reconciliation between the Standardized Measure (the most directly comparable financial measure calculated in accordance with U.S. GAAP) and PV-10 Value of the Company's proved reserves:

	As of December 31,
(in millions)	2023	2022	2021
Standardized Measure of Discounted Future Net Cash Flows	$2,319	$4,040	$1,558
Adjusted for: Future income taxes (discounted at 10%)	345	924	259
PV-10 Value	$2,664	$4,964	$1,817

The following tables set forth estimates of future net revenues presented on the basis of unescalated prices and costs in accordance with criteria prescribed by the SEC and presented on a Standardized Measure and PV-10 basis as of December 31, 2023, 2022 and 2021. Operating costs, development costs, asset retirement obligation costs, and certain production-related taxes were deducted in arriving at the estimated future net revenues.

At December 31, 2023, SilverBow had estimated proved reserves of 446 MMBoe with a Standardized Measure of $2.3 billion and PV-10 Value of $2.7 billion. This is an increase of approximately 73 MMBoe from the Company's year-end 2022 proved reserves quantities primarily due to increases in our reserves from our acquisition during the year. SilverBow's total proved reserves at December 31, 2023 were approximately 21% crude oil, 63% natural gas, and 16% NGLs, while 45% of its total proved reserves were developed. Essentially all of the Company's proved reserves are located in Texas. The following amounts shown in MBoe below are based on a natural gas conversion factor of 6 Mcf to 1 Bbl:

Estimated Proved Natural Gas, Oil and NGL Reserves	As of December 31,
	2023	2022	2021
Natural gas reserves (MMcf):
Proved developed	736,075	695,482	525,737
Proved undeveloped	941,864	1,030,071	629,643
Total	1,677,939	1,725,553	1,155,380
Oil reserves (MBbl):
Proved developed	40,738	23,360	9,692
Proved undeveloped	54,220	28,829	14,606
Total	94,958	52,189	24,298
NGL reserves (MBbl):
Proved developed	38,702	19,523	12,390
Proved undeveloped	32,534	13,133	6,710
Total	71,236	32,656	19,100

Total Estimated Reserves (MBoe) (1)	445,850	372,437	235,962

Standardized Measure of Discounted Future Net Cash Flows (in millions) (2)	$2,319	$4,040	$1,558

PV-10 by reserve category
Proved developed	$1,875	$2,579	$1,031
Proved undeveloped	788	2,385	786
Total PV-10 Value (2)	$2,664	$4,964	$1,817
(1) The reserve volumes exclude natural gas consumed in operations.
(2) The Standardized Measure and PV-10 Values as of December 31, 2023, 2022 and 2021 are net of $8.5 million, $6.1 million and $3.5 million of plugging and abandonment costs, respectively.

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

Proved Undeveloped Reserves

The following table sets forth the aging of SilverBow's proved undeveloped reserves as of December 31, 2023:

Year Added	Volume (MMboe)	% of PUD Volumes	% of PV-10
2023	106.4	44%	72%
2022	92.6	38%	18%
2021	36.5	15%	7%
2020	2.3	1%	1%
2019	5.9	2%	2%
Total	243.7	100%	100%

During 2023, the Company's proved undeveloped reserves increased by approximately 30.1 MMboe primarily due to increases in our oil reserves from extensions of 39.9 MMboe (31.5 MMboe as a result of successful drilling on existing leases and 8.4 MMboe related to new adjacent leases acquired in 2023) and acquisitions of approximately 66.4 MMboe. The increases were offset by negative revisions of 57.6 MMboe attributable to the reclassification of PUDs to unproved primarily due to negative changes in commodity prices and changes in the Company's five-year development plan. Further, SilverBow incurred approximately $248.1 million in capital expenditures (excluding acquisitions) during the year which resulted in the conversion of 18.6 MMboe of its December 31, 2023 proved undeveloped reserves to proved developed reserves, primarily in our Eastern Extension and Central Oil area. During 2022, the Company's proved undeveloped reserves increased by approximately 87.4 MMboe primarily due to increases in our natural gas reserves from extensions of 85.6 MMboe (20.2 MMboe as a result of successful drilling on existing leases and 65.4 MMboe related to new adjacent leases acquired in 2022), acquisitions of approximately 24.9 MMboe and positive revisions of approximately 2.3 MMboe. The increases were partially offset by negative revisions of 0.5 MMboe related to changes in the development plan. Further, SilverBow incurred approximately $165.5 million in capital expenditures (excluding acquisitions) during the year which resulted in the conversion of 24.9 MMboe of its December 31, 2021 proved undeveloped reserves to proved developed reserves, primarily in our Webb County Gas area.

We maintain a five-year development plan adopted by our management, which includes proved undeveloped locations in our reserve report that are scheduled to be drilling within five years from the year they were initially disclosed. The development plan is reviewed annually to ensure capital is allocated to the wells that have the highest risk-adjusted rates of return within our inventory of undrilled well locations. As of December 31, 2023, no material amount of proved undeveloped reserves were not scheduled to be converted to proved developed status within five years from the year they were initially disclosed.

The Standardized Measure and PV-10 Value from the Company's proved undeveloped reserves were $626.1 million and $788.5 million, respectively, at December 31, 2023, which was approximately 27% of its Standardized Measure of $2.3 billion and 30% of its total PV-10 Value of $2.7 billion, respectively.

Sensitivity of Reserves to Pricing

As of December 31, 2023, a 5% increase in natural gas pricing would increase SilverBow's total estimated proved reserves by approximately 1.5 MMBoe and would increase the Standardized Measure and PV-10 Value by approximately $80.6 million and $105.7 million, respectively. Similarly, a 5% decrease in natural gas pricing would decrease the Company's total estimated proved reserves by approximately 1.7 MMBoe and would decrease the Standardized Measure and PV-10 Value by approximately $86.8 million and $105.5 million, respectively.

As of December 31, 2023, a 5% increase in oil and NGL pricing would increase SilverBow's total estimated proved reserves by approximately 1.3 MMBoe, and would increase the Standardized Measure and PV-10 Value by approximately $180.8 million and $231.7 million, respectively. Similarly, a 5% decrease in oil and NGL pricing would decrease the Company's total estimated proved reserves by approximately 1.5 MMBoe and would decrease the Standardized Measure and PV-10 Value by approximately $187.2 million and $230.6 million, respectively.

This sensitivity analysis is as of December 31, 2023 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in oil, natural gas and natural gas liquids prices, and changes in development and operating costs occurring subsequent to December 31, 2023 that may require revisions to estimates of proved reserves.

Oil and Gas Wells

The following table sets forth the total productive gross and net wells in which SilverBow owned an interest at the following dates:

	Oil Wells	Gas Wells	Total Wells(1)
December 31, 2023
Gross (1)(2)	629	822	1,451
Net (3)	508	613	1,121
December 31, 2022
Gross (1)(2)	442	453	895
Net (3)	386	387	773
December 31, 2021
Gross (1)(2)	174	352	526
Net (3)	146	280	426

(1)Excludes 34, 11, and 8 service wells in 2023, 2022 and 2021, respectively.
(2)Includes 90, 78 and 15 gross productive but not producing total wells as of December 31, 2023, 2022 and 2021, respectively
(3)Includes 69, 63 and 10 net productive but not producing total wells as of December 31, 2023, 2022 and 2021, respectively

Oil and Gas Acreage

The following table sets forth the developed and undeveloped leasehold acreage held by the Company at December 31, 2023:

	Developed		Undeveloped
	Gross	Net	Gross	Net
Texas (1)	202,778	177,990	44,677	39,593
(1) The Company's total Texas acreage is located in the Eagle Ford field.

As of December 31, 2023, SilverBow's net undeveloped acreage in Texas subject to expiration, if not renewed, is approximately 11% in 2024, 2% in 2025, less than 1% in 2026 and 7% in 2027 and thereafter. In our core areas, acreage scheduled to expire can be held through drilling operations or SilverBow can exercise extension options. The exploration potential of all undeveloped acreage is fully evaluated before expiration. In each fiscal year where undeveloped acreage is subject to expiration, our intent is to reduce the expirations through either development or extensions, if we believe it is commercially advantageous to do so.

Drilling and Other Exploratory and Development Activities

The following table sets forth the results of the Company's drilling and completion activities during the years ended December 31, 2023, 2022 and 2021:

		Gross Wells			Net Wells
Year	Type of Well	Total	Productive	Dry	Total	Productive	Dry
2023	Exploratory	—	—	—	—	—	—
	Development	46	46	—	45	45	—

2022	Exploratory	—	—	—	—	—	—
	Development	47	47	—	45	45	—

2021	Exploratory	—	—	—	—	—	—
	Development	21	21	—	19	19	—

Recent Activities

As of December 31, 2023, SilverBow was in the process of drilling 3 wells in our Webb County Gas and Western Condensate areas which had 90% and 100% working interest, respectively. These wells were completed in the first quarter of 2024. Additionally, in November 2023, the Company closed the Chesapeake Transaction which was funded with cash on hand and borrowings under the Credit Facility and Second Lien Notes.

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

Operations on the Company's oil and natural gas properties are customarily accounted for in accordance with Council of Petroleum Accountants Societies' guidelines. SilverBow charges a monthly per-well supervision fee to the wells it operates including its wells in which it owns up to a 100% working interest. Supervision fees vary widely depending on the geographic location and depth of the well and whether the well produces oil or natural gas. The fees for these activities in 2023 totaled $12.5 million and ranged from $51 to $1,898 per well per month.

Marketing of Production

The Company typically sells its oil and natural gas production at market prices near the wellhead or at a central point after gathering and/or processing. SilverBow usually sells its natural gas in the spot market on a seasonal or monthly basis, while it sells its oil at prevailing market prices. The Company does not refine any oil it produces. For the years ended December 31, 2023, 2022 and 2021, parties which accounted for approximately 10% or more of SilverBow's total oil and gas receipts were as follows:

Purchasers greater than 10%	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Kinder Morgan	15%	22%	26%
Shell Trading	11%	12%	12%
Enterprise Products	29%	*	*
Plains Marketing	*	11%	10%
Trafigura	*	14%	16%
Twin Eagle	*	*	15%
*Oil and gas receipts less than 10%

The Company has gas gathering agreements with Howard Energy Partners providing for the transportation of SilverBow's Eagle Ford and Austin Chalk production on the pipeline from our Fasken, Rio Bravo, La Mesa and Northern Webb areas to the Kinder Morgan Texas Pipeline, Eagle Ford Midstream or Howard's Impulsora Pipeline (Nueva Era), where it is sold at prices tied to monthly and daily natural gas price indices. At Fasken, the Company also has a connection with the Navarro gathering system into which it may deliver natural gas from time to time. In 2023, the Company also entered into new gas gathering agreements to gather gas on Howard's system, on the Spears line jointly owned by Howard and Kinder Morgan and on King Morgan's Tejas system.

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

The Company has gas processing and gathering agreements with Targa Resources Corp. and DCP South Central Texas, LLC for a portion of SilverBow's natural gas production in McMullen County. Oil production is transported to market by truck and sold at prevailing market prices.

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

In conjunction with the Chesapeake Transaction, the Company was assigned a gas gathering agreement with Mockingbird (Williams) that delivers all of the gas production related to the Chesapeake Transaction to Energy Transfer’s ETC system for further gathering, processing and sale of the residue gas. The Company was also assigned two oil gathering agreements, a condensate processing (stabilization) agreement with Plains Gas Solutions and an oil transportation agreement with Eagle Ford Pipeline (Plains/Enterprise).

The following table summarizes production volumes, sales prices before the effect of derivatives, and production cost information for SilverBow's net oil, NGL and natural gas production for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
All Operating Areas	2023	2022	2021
Net Production Volume:
Oil (MBbls)	5,347	2,634	1,462
Natural gas liquids (MBbls)	3,003	1,950	1,472
Natural gas (MMcf)(1)	79,900	70,958	60,510
Total (Mboe)	21,667	16,410	13,019

Average Sales Price:
Oil (Per Bbl)	$75.32	$90.84	$67.46
Natural gas liquids (Per Bbl)	$20.74	$31.96	$27.78
Natural gas (Per Mcf)	$2.34	$6.37	$4.42
Total (Per Boe)	$30.11	$45.91	$31.28

Average Production Cost (Per Boe sold) (2)	$6.88	$5.48	$3.98
(1) Excludes natural gas consumed in operations.
(2) Average production cost includes lease operating costs, transportation and gas processing costs but excludes severance and ad valorem taxes.

The following tables provides a summary of the Company's production volumes, average sales prices before the effect of derivatives, and average production costs for its areas with proved reserves greater than 15% of total proved reserves. These areas, which are inclusive of our Fasken, La Mesa, Northern Webb and Rio Bravo fields for the Webb Country Gas Area and our Aspen, Petty, Gates and Faith fields for the Western Condensate Area, account for approximately 83% of SilverBow's proved reserves based on total MMBoe as of December 31, 2023:

	Year Ended December 31,
Webb County Gas Area	2023	2022	2021
Net Production Volume:
Natural gas liquids (MBbls)	1	1	2
Natural gas (MMcf) (1)	56,135	50,879	42,945
Total (Mboe)	9,357	8,481	7,159

Average Sales Price:
Natural gas liquids (Per Bbl)	$19.88	$33.28	$24.55
Natural gas (Per Mcf)	$2.35	$6.38	$4.53
Total (Per Boe)	$14.12	$38.32	$27.18

Average Production Cost (Per Boe sold) (2)	$4.06	$3.43	$3.35
(1) Excludes natural gas consumed in operations.
(2) Average production cost includes lease operating costs, transportation and gas processing costs but excludes severance and ad valorem taxes.

	Year Ended December 31,
Western Condensate Area	2023	2022	2021
Net Production Volume:
Oil (MBbls)	1,003	697	711
Natural gas liquids (MBbls)	1,627	1,097	1,083
Natural gas (MMcf) (1)	11,301	7,248	7,156
Total (MBoe)	4,514	3,003	2,987

Average Sales Price:
Oil (Per Bbl)	$72.96	$93.24	$69.04
Natural gas liquids (Per Bbl)	$22.28	$33.47	$29.05
Natural gas (Per Mcf)	$2.36	$6.36	$4.21
Total (Per Boe)	$30.17	$49.24	$37.05

Average Production Cost (Per Boe sold) (2)	$6.07	$3.99	$2.83
(1) Excludes natural gas consumed in operations.
(2) Average production cost includes lease operating costs, transportation and oil and gas processing costs but excludes severance and ad valorem taxes.

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

Commodity Risk

The oil and gas industry is affected by the volatility of commodity prices. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The Company has derivative instruments in place to protect a significant portion of its production against declines in oil prices and natural gas prices through the fourth quarter of 2026. We believe SilverBow also has sufficient protection in place to protect against volatility in natural gas liquids prices through the fourth quarter of 2024. With regards to natural gas prices, there are regular patterns of price fluctuation throughout the year. Seasonality, especially with regards to weather, helps the Company manage its physical volume exposure as well as financial price risk in the market. By anticipating seasonality, the Company can adjust its operations and look to reduce its financial risks. Supply, demand and storage are the three major factors used in analyzing commodity risk. Gas production is relatively stable, but may experience unexpected disruptions such as unscheduled pipeline maintenance or extreme weather. For additional discussion related to the Company's price-risk policy, refer to Note 5 of the consolidated financial statements in this Form 10-K.

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

Human Capital

As SilverBow employees are critical to our success, the Company is committed to its workforce and seeks to support both its employees and contractors through its corporate culture, known as “the SBOWay.” The SBOWay is built on five tenets:

•One Team;
•Unleash Potential;
•Drive Value;
•Lead the Way, and
•Safety Strong

These core tenets help drive SilverBow’s human capital management and, in turn, enhance the Company’s tenet to “Drive Value” for the organization. The Company’s human resources department manages the human capital initiatives with the support and direction from SilverBow’s senior management team. SilverBow has established internal committees, comprised of employees from all levels of the Company, that serve to shape and maintain the culture. These committees include: the SBOWay Committee, which is responsible for maintaining the culture, the SilverBow Cares Committee, which is responsible for maintaining the Company’s community outreach programs, and the SilverBow Employee Association, which is tasked with employee engagement and teambuilding. Senior management also reinforces the SBOWay culture through quarterly townhalls, monthly CEO coffee chats with a diverse group of employees across the organization, dedicated onboarding time with new hires, and monthly emails on a specific cultural tenet. SilverBow's CEO and senior management team answer employee questions during each of these events. Ultimately, SilverBow’s Board of Directors oversees the Company’s human capital management practices, receiving periodic updates on workforce-related topics.

Diversity and Inclusion

Overall, the Company is committed to being a workplace of inclusion, with a diversity of skill, viewpoints, backgrounds, experiences and demographics. SilverBow’s SBOWay culture and “One Team” mentality provides the underlying framework to support and build upon the Company’s dedication to a diverse workplace that fosters the attraction and retention of unique talents, personalities, work experiences, perspectives, culture, race, ethnicity, gender, sexual orientation and other differences to the Company. The Company endeavors to create a workplace where employees treat each other with mutual respect. As stated in SilverBow’s Code of Ethics and Business Conduct, the Company is committed to being an equal opportunity employer and discriminating against any employee or person with whom SilverBow does business on the basis of age, race, color, religion, sex (including gender, pregnancy, sexual orientation and gender identity), disability, national origin, genetic information, covered veteran status or other legally protected characteristic is not permitted. Additionally, the Company expanded the diversity of skills, experience and gender on our Board of Directors in 2023 as we added three new directors.

The table below approximates the self-reported gender and race/ethnicity of the Company's workforce and executive and senior management teams, which is inclusive of senior managers and officers and the Chesapeake Transaction, as of December 31, 2023:

Gender
Women in Total Workforce	Number	36
Women as Percentage of Workforce	Percentage (%)	27%
Women in Executive and Senior Management Positions	Percentage (%)	30%

Race/Ethnicity
Minorities in Total Workforce	Number	70
Minorities as a Percentage of Workforce	Percentage (%)	52%
Minorities in Executive and Senior Management Positions	Percentage (%)	30%

Health and Safety

As exemplified by the tenet “Safety Strong,” the health and safety of SilverBow’s workforce is a priority. In establishing a safe workplace, SilverBow has implemented health, safety and environmental management processes into its operations to promote workplace safety for both employees and contractors, with the goal of being an incident-free workplace. All individuals are authorized with a “stop work” authority and personnel are often recognized for reporting any potentially unsafe or unhealthy conditions and taking steps to correct those conditions. The Company conducts monthly safety meetings in the field along with daily discussions, as appropriate. Each safety meeting addresses the Company’s five Health and Safety objectives including: (i) a safe and healthy workplace; (ii) protection of the environment; (iii) prevention rather than response; (iv) performance that meets statutory and regulatory requirements; and (v) continuous improvement. To further ensure safety accountability at all levels of the organization, SilverBow integrates Total Recordable Incident Rate (“TRIR”) into the Company’s bonus incentive compensation program for employees.

The Company also promotes mental health, including an employee assistance program and an initiative each May in respect of mental health awareness month. SilverBow’s wellness expense reimbursement policy was designed to not only promote physical wellness and health, but also the mental well-being of our employees.

Recruitment, Training, Development and Retention

SilverBow understands that to attract and retain the best talent, it must provide opportunities for people to grow and develop, which is exemplified through its core tenet of “Unleash Potential.” Accordingly, the Company provides career development programs, encompassing the development of technical and management skills. This includes professionally facilitated leadership and other trainings offered, external technical and special trainings, along with educational assistance for continuing education. To attract and retain talent, the Company recruits externally, offers promotion and job growth opportunities, provides cross-training opportunities, has an employee-referral policy and uses website and third-party resources to ensure qualified candidates are both recruited to SilverBow and retained. Recruitment and attraction were key focus areas for SilverBow in 2023, as the Company closed the Chesapeake Transaction in November 2023, growing its field workforce and corporate needs; SilverBow hired net 52 employees in 2023 and increased the size of our employee base by 63.4% from December 31, 2022 to December 31, 2023.

Compensation and Benefits

SilverBow’s compensation and benefits program is also designed to recruit and retain talented employees for our business. The Company has recognized the importance of providing competitive benefits that support the physical and mental wellbeing, medical and financial health of its employees. Our compensation program is routinely benchmarked against our peers and the local job markets to ensure it recognizes and rewards both Company and individual employee performance. The program consists of: competitive base salaries, an annual bonus program, recognition awards for achievement, and long-term performance incentives. The Company’s portfolio of benefits includes: medical, dental and vision insurance plans for employees and their families, a 401(k) plan with a competitive Company match, life insurance, short-term and long-term disability plans, paid time off for holidays, vacation, sick and parental leave, and medical savings accounts.

Annually, in accordance with our “Lead the Way” tenet, the Company surveys its employees on benefits, corporate culture and employee satisfaction and has taken employee input and market statistics into consideration as part of its overall compensation package and work environment. For example, in response to employee feedback, the Company continues to offer a flexible and hybrid work-from-home schedule for our corporate employees. SilverBow was recognized as a 2023 top workplace by the Houston Chronicle based on employee survey responses, representing the fourth year in a row that the Company achieved this distinction. Based on employee feedback and designed to provide employees with a holistic approach for both their professional and personal lives, the Company has implemented as part of a three-year plan, a program called “25X25,” designed to add or enhance 25 benefits by the end of 2025. Under this program in 2023, SilverBow increased our Company 401(k) match, added two additional corporate holidays, enhanced our prescription drug coverage and Company contribution to employee medical savings accounts and provided Triple A memberships for our employees.

Community relations are also woven into the fabric of our SBOWay culture as we emphasize building and maintaining strong relationships within the communities in which SilverBow operates through our SBOW Cares initiatives. All employees have the opportunity to use a volunteer day and submit charitable donation proposals tied to the SBOW Cares three focus areas: education, feeding the community and our military. Based on employee proposals in 2023, SBOW Cares gave to over forty charities in 2023.

Workforce and Relations

As of December 31, 2023, the Company employed 134 people; all were full-time employees. None of SilverBow's employees were represented by a union and relations with employees are considered to be good.

Facilities

At December 31, 2023, SilverBow occupied approximately 24,010 square feet of office space at 920 Memorial City Way, Suite 850, Houston, Texas. For discussion regarding the term and obligations of this sub-lease refer to Note 8 of the consolidated financial statements in this Form 10-K.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we face can be found elsewhere in this report and should be carefully considered, together with other information in our other filings with the SEC, before making an investment decision regarding our securities.

Risks Related to the Business:
•Oil and natural gas prices are volatile, and a substantial or extended decline in oil and natural gas prices would adversely affect our financial results, reduce liquidity and impede our growth.
•Insufficient capital could lead to declines in our cash flow or in our oil and natural gas reserves, or a loss of properties.
•Most of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.
•Estimates of proved reserves are uncertain, and revenues from production may vary significantly from expectations.
•Our oil and natural gas exploration and production business involves high risks and we may suffer uninsured losses, which may be subject to substantial liability claims.
•The unavailability or high cost of drilling rigs, equipment, supplies, personnel, water disposal and oilfield services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget and operate profitably.
•Our ability to produce crude oil and natural gas economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.
•A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.
•Our lack of diversification increases the risk of an investment in us and we are vulnerable to risks associated with operating primarily in one major contiguous area.
•Our property acquisitions carry significant risks.
•Global health crises have adversely affected, and may continue to adversely affect, our business, financial position, results of operations and financial condition.
•Our commitments and disclosures related to sustainability expose us to numerous risks.

Macroeconomic and Financial Risks:
•Our Debt Facilities, as defined below, contain operating and financial restrictions that may restrict our business and financing activities.
•We have written down the carrying values on our oil and natural gas properties in the past and could incur additional write-downs in the future.
•A worldwide financial downturn or negative credit market conditions may impact our counterparties and have lasting effects on our liquidity, business and financial condition that we cannot control or predict.
•Our hedging program may limit potential gains from increases in commodity prices, result in losses, or be inadequate to protect us against continuing and prolonged declines in commodity prices.

Legal and Regulatory Risks:
•Pollution and property contamination arising from the Company’s operations and the nearby operations of other oil and natural gas operators could expose the Company to significant costs and liabilities.
•Government regulation of the Company’s activities could adversely affect the Company and its operations.

•The Company’s operations are subject to environmental and worker safety and health laws and regulations that may expose the Company to significant costs and liabilities and could delay the pace or restrict the scope of the Company’s operations.
•The ESA and other restrictions intended to protect certain species of wildlife govern our oil and natural gas operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our ability to explore for and develop new oil and natural gas wells.
•Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect the Company’s production.
•Federal or state legislative and regulatory initiatives related to induced seismicity could result in operating restrictions or delays that could adversely affect the Company’s production of oil and natural gas.
•The Company’s operations are subject to a number of risks arising out of the threat of climate change that could increase operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the oil and natural gas the Company produces.
•Changes to the U.S. federal tax laws could adversely affect our financial position, results of operations and cash flow.
•We may not be able to utilize a portion of our net operating loss carryforwards (“NOLs”) to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our net income and cash flow.
•Legal proceedings could result in liability affecting our results of operations.

Risks Related to Ownership of Our Common Stock:
•Our business could be affected as a result of activist investors.
•Certain provisions of our Charter and our Bylaws may make it difficult for stockholders to change the composition of our Board and may discourage, delay or prevent a merger or acquisition that some stockholders may consider beneficial.
•Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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
•weather conditions, natural disasters and global health events;
•technological advances affecting oil and natural gas production and consumption;
•overall U.S. and global economic and political conditions, including inflationary pressures, further increases in interest rates, a general economic slowdown or recession, political tensions and war (including future developments in the ongoing conflicts in Ukraine and the Gaza Strip);
•the price and availability of alternative fuels; and
•trade relations and policies, including the imposition of tariffs, trade embargoes or sanctions by the United States or others.

Prices for oil and natural gas are particularly sensitive to actual and perceived threats to geopolitical stability and to changes in production from OPEC+ member states. For example, the ongoing conflicts in Ukraine and the Gaza Strip and surrounding areas have led and may continue to lead to an increase in the volatility of global oil and natural gas prices, including through their continuation or expansion.

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

The oil and natural gas industry is capital intensive. Our 2024 capital plan, including expenditures for leasehold acquisitions, drilling and infrastructure and fulfillment of abandonment obligations, is expected to be in the range of $470 - $510 million. In 2023, we had approximately $408.6 million of capital expenditures excluding acquisitions. Cash flow from operations is a principal source of our financing of our future capital expenditures. Insufficient cash flow from operations and inability to access capital could lead to the loss of leases that require us to drill new wells in order to maintain the lease. Lower liquidity and other capital constraints may make it difficult to drill those wells prior to the lease expiration dates, which could result in our losing reserves and production. Additionally, a decline in cash flow from operations may require us to revise our capital program or alter or increase our capitalization substantially through the incurrence of indebtedness or the issuance of debt or equity securities.

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

We own leasehold interests in areas not currently held by production. Unless production in paying quantities is established or we exercise an extension option on units containing certain of these leases during their terms, the leases will expire. If our leases expire, we will lose our right to develop the related properties. We have leases on 4,262 net acres in Texas that could potentially expire during fiscal year 2024, representing approximately 11% of our total net undeveloped acreage in Texas of 39,593 net acres.

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

The quantities and values of our proved reserves included in our year-end 2023 estimates of proved reserves are only estimates and subject to numerous uncertainties. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation. These estimates depend on assumptions regarding quantities and production rates of recoverable oil and natural gas reserves, future prices for oil and natural gas, timing and amounts of development expenditures and operating expenses, all of which will vary from those assumed in our estimates. If the variances in these assumptions are significant, many of which are based upon extrinsic events we cannot control, they could significantly affect these estimates and could result in the actual amounts of oil and natural gas ultimately recovered and future net cash flow being materially different from the estimates in our reserves reports. These estimates may not accurately predict the present value of future net cash flow from our oil and natural gas reserves.

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
•fires and explosions; and
•personal injuries and death.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities, other property or natural resources, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Moreover, severe weather events, including flooding, freezing or extreme heat, can have an adverse impact on our operations from time to time. A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters become more frequent or severe, disruptions to our business and costs to repair damaged facilities could increase, our personnel, supply chain, and distribution chain may be adversely impacted, and we may observe higher insurance costs or a decrease in available coverage. Additionally, to the extent weather conditions may be affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require us to invest in more infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. Extreme weather conditions in general require more equipment redundancy, adding to costs. Although the Company currently maintains insurance coverage that it considers reasonable and that is similar to that maintained by comparable companies in the oil and natural gas industry, it is not fully insured against certain of these risks, such as business interruption, either because such insurance is not available or because of the high premium costs and deductibles associated with obtaining and carrying such insurance. Further, we may also elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect our financial condition.

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

We have experienced, and expect to continue to experience, a shortage of labor for certain functions, including due to changing oil and natural gas industry investment patterns and other factors, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the effects of global pandemics, or any other health crisis, the availability of qualified persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, capital investment in the oil and natural gas industry as a whole, behavioral changes, prevailing wage rates and other benefits, inflation, the adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, the safety levels of our operations and our reputation within the labor market.

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

Our business has become increasingly dependent on digital technologies to conduct day-to-day operations, including certain of our exploration, development and production activities. We depend on digital technology to estimate quantities of oil and natural gas reserves, process and record financial and operating data, analyze seismic and drilling information and in many other activities related to our business. Our technologies, systems and networks, and those of third party vendors upon which we rely, may become the target of cyber attacks or information security breaches that could result in the disruption of our business operations, damage to our properties and/or injuries. For example, unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our drilling or production operations. Additionally, a cyber attack or information security breach could expose our employees, customers and suppliers to risks of misuse of confidential personal information, which may expose us to reputational damage or legal liability. Geopolitical tensions or conflicts, such as the ongoing conflicts in Ukraine and the Gaza Strip, and the rapid evolution and increased adoption of artificial intelligence technologies may further heighten the risk of cyber attacks.

We have experienced, and expect to continue to experience, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information technology systems and networks. To date we are not aware of any material losses relating to cyber attacks or any material impact on our operations to date, however there can be no assurance that we will not suffer such losses in the future, and future incidents could have a material adverse effect on our business, financial condition, results of operations or liquidity. Moreover, cyber and other security threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. We may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber vulnerabilities.

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

Acquisition of oil and gas properties is a key element of maintaining and growing reserves and production. Competition for these assets has been and will continue to be intense. We may not be able to identify attractive acquisition opportunities. Even if we do identify attractive candidates, we may not be able to complete the acquisition or do so on commercially acceptable terms. In the event we do complete an acquisition, such as the recently completed Chesapeake Transaction, there can be no assurance that it will be beneficial to us, and its success will depend on a number of factors, many of which are beyond our control. These factors include future crude oil, NGL and natural gas prices, the ability to reasonably estimate or assess the recoverable volumes of reserves, rates of future production and future net revenues attainable from reserves, future operating and capital costs, results of future exploration, exploitation and development activities on the acquired properties and future abandonment, possible future environmental or other liabilities and the effect on our liquidity or financial leverage of using available cash or debt to finance acquisitions. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, actual future production rates and associated costs and the assumption of potential liabilities with respect to prospective acquisition targets. Actual results may vary substantially from those assumed in the estimates. A customary review of subject properties, including the properties acquired as part of the Chesapeake Transaction, will not necessarily reveal all existing or potential problems.

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

Integrating acquired businesses and properties, including the properties acquired as part of the Chesapeake Transaction, involves a number of risks. These risks include potential unknown liabilities and unforeseen expenses, the possibility that management may be distracted from regular business concerns by the need to integrate operations and systems and that unforeseen difficulties can arise in integrating operations and systems and in retaining and assimilating employees. With respect to the Chesapeake Transaction, our ability to make specified claims against the Chesapeake Sellers generally expires over time, and we may be left with no recourse for liabilities and other problems associated with the Chesapeake Transaction that we do not discover prior to the expiration date related to such matters under the Purchase Agreement. Any of these or other similar risks could lead to potential adverse short-term or long-term effects on our operating results, and may cause us to not be able to realize any or all of the anticipated benefits of the acquisitions.

Global health crises have adversely affected, and may continue to adversely affect, our business, financial position, results of operations and financial condition.

Global health crises such as the COVID-19 pandemic have caused, and could in the future cause, a significant decrease in the demand for natural gas and oil. An imbalance between the supply of and demand for these products, due to a global health crisis, as well as the uncertainty around the extent and timing of an economic recovery, have in the past caused, and may in the future cause, extreme market volatility and a substantial adverse effect on commodity prices. The lack of a market, due to low commodity prices or a future decrease in commodity prices, or available storage for any one natural gas product or oil could result in us temporarily curtailing or shutting in such production as we may be unable to curtail the production of individual products in a meaningful way without reducing the production of other products. Any such shut-in or curtailment, or any inability to obtain favorable terms for delivery of the natural gas and oil we produce, could adversely affect our financial condition and results of operations. Any excess supply could also lead to potential curtailments by our purchasers. Additionally, while we believe that any potential shutting-in of such production will not impact the productivity of such wells when reopened, there is no assurance we will not have a degradation in well performance upon returning those wells to production. The storing or shutting in of a portion of our production could potentially also result in increased costs under our midstream and other transportation contracts. Any of the foregoing could result in an adverse impact on our revenue, financial position and cash flow. Additionally, global health crises have contributed to, and may again contribute to, a shortage of equipment, supplies, labor and services. The extent to which our financial condition and results of operations will be affected by a future global pandemic or other health crisis will depend on various factors, many of which are uncertain, cannot be predicted and are out of our control, such as the duration and severity of the health crisis and any government actions taken in response.

Our commitments and disclosures related to sustainability expose us to numerous risks.

We have made, and expect to continue to make, commitments and disclosures related to sustainability matters. The Company published an inaugural sustainability report in 2023 and an inaugural Sustainability Accounting Standards Board (“SASB”) and Global Reporting Initiative (“GRI”) inaugural report in 2022. Statements related to sustainability goals, targets and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. Examples of such factors include: (1) the extent our customers' decisions directly impact, relate to, or influence the use of our equipment that creates the emissions we report, (2) the availability and cost of low- or non-carbon-based energy sources and technologies, (3) evolving regulatory requirements affecting sustainability standards or disclosures, (4) the availability of suppliers that can meet our sustainability and other standards. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting such metrics, including sustainability-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Changes in such standards may also require us to alter our accounting or operational policies and to implement new or enhance existing systems to reflect new reporting obligations. Our business may also face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation. At the same time, some stakeholders and regulators have expressed or pursued contrary views, legislation, and investment expectations with respect to sustainability, including the enactment or proposal of “anti-ESG” legislation or policies, which may expose us to additional legal or reputational risks based upon our sustainability commitments and disclosures.

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

The borrowing base under our Credit Facility is redetermined at least semi-annually, based in part on methodologies and assumptions of the administrative agent with respect to, among other things, crude oil and natural gas prices and advancement rates for proved reserves. For example, a positive adjustment was made to our Credit Facility in November 2023, in conjunction with the closing of the Chesapeake Transaction, as our borrowing base was increased to $1.2 billion from $775 million. In contrast, a negative adjustment to the borrowing base could occur if crude oil and natural gas prices used by the lenders are significantly lower than those used in the last redetermination, including as a result of a decline in commodity prices or an expectation that reduced prices will continue. Further, changes in lenders' methodologies related to advancement rates for proved reserves could significantly affect our borrowing base. The next redetermination of our borrowing base is scheduled to occur in the spring of 2024. As of February 29, 2024, we had $668.0 million outstanding under our Credit Facility. In the event that the amount outstanding under our Credit Facility exceeds the redetermined borrowing base, we could be forced to repay a portion of our borrowings. In addition, the portion of our borrowing base made available to us for borrowing is subject to the terms and covenants of our Credit Facility, including compliance with the ratios and other financial covenants of such facility.

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

We enter into arrangements to hedge a portion of our production from time to time to reduce our exposure to fluctuations in oil, natural gas and natural gas liquids prices and to achieve more predictable cash flow. As of December 31, 2023, we were over 50% hedged in both oil and gas production over the next 24 months consistent with the covenant under our Debt Facilities. Our hedges were in the form of collars, swaps, put and call options, basis swaps, and other structures placed with the commodity trading branches of certain national banking institutions and with certain other commodity trading groups. These hedging arrangements may limit the benefit we could receive from increases in the market or spot prices for oil, natural gas and natural gas liquids. We cannot be certain that the hedging transactions we have entered into, or will enter into, will adequately protect us from continuing volatility or prolonged declines in oil and natural gas prices. To the extent that oil and natural gas prices remain volatile or decline further, we would not be able to hedge future production at the same pricing level as our current hedges and our results of operations and financial condition may be negatively impacted.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand or other proppant and chemical additives under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. The Company uses hydraulic fracturing techniques in certain of its operations. Hydraulic fracturing typically is regulated by state oil and gas commissions or similar state agencies, but several federal agencies have conducted studies or asserted regulatory authority over certain aspects of the process. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA Underground Injection Control (“UIC”) program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities as well as published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. The EPA also issued final regulations in 2012 and in 2016 under the CAA that govern performance standards, including standards for the capture of methane and volatile organic compound (“VOC”) air emissions released during oil and natural gas hydraulic fracturing. While the EPA rescinded parts of the 2016 regulations in 2020, they were subsequently reinstated in July 2021. In November 2021, the EPA expanded upon the performance standards to impose more stringent methane and volatile organic compound emission standards for new, reconstructed and modified sources in the oil and natural gas industry and to create guidelines for existing oil and natural gas sources to be included in individual states' implementation plans. Additionally, in December 2023, the EPA adopted a final rule further expanding the standards. Moreover, the EPA has published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. Also, the BLM published a final rule in 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands but the BLM rescinded the 2015 rule in late 2017; however, litigation challenging the BLM’s decision to rescind the 2015 rule remains pending in the U.S. Court of Appeals for the Ninth Circuit.

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

At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that emissions of GHGs present an endangerment to public health and the environment and has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration construction and Title V operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement CAA emission standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. The EPA has also adopted strict new methane emission regulations for certain oil and gas facilities. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. Although the Trump Administration had withdrawn the United States from the Paris Agreement in

November 2020, the Biden Administration officially reentered the United States into the agreement in February 2021 and committed the United States to reducing its greenhouse gas emissions by 50 to 52% from 2005 levels by 2030. In November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy.

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

There are also increasing financial risks for fossil fuel producers, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect to shift some or all of their investments into non-fossil fuel energy related investments. Institutional investors who provide capital to fossil fuel energy companies also have become more attentive to sustainability issues, and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change to prohibit funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy could restrict the availability of capital, resulting in the restriction, delay, or cancellation of development and production activities.

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

As of December 31, 2023, we had federal NOLs of approximately $679.5 million, approximately $274.2 million of which will expire in varying amounts beginning in 2033 through 2037. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes limitations on a corporation’s ability to utilize its NOLs if it experiences an ownership change (as determined under Section 382 of the Code). Generally, an ownership change occurs if one or more shareholders (or groups of shareholders), each of whom is deemed to own five percent or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percent over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382. We believe we had an ownership change in August 2022 and, therefore, are subject to an annual limitation on the usage of our NOLs generated prior to the ownership change. However, we do not expect to have any of our NOLs expire before becoming available to be utilized by the Company. Management will continue to monitor the potential impact of Section 382 with respect to our NOLs. Additional changes in our future stock ownership or future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flow may be adversely affected.

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

Risks Related to Ownership of Our Common Stock:

Our business could be affected as a result of activist investors.

We value constructive input from investors and engage in dialogue with our shareholders regarding strategy and performance. Our Board and senior management are committed to acting in the best interests of all of our shareholders.

Publicly traded companies, including SilverBow, have increasingly become subject to campaigns by activist investors advocating corporate actions, including changes to the composition of the board of directors and strategic initiatives. Responding to proxy contests and other actions by such activist investors or others could be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies, which could materially adversely affect our financial position, operating results or cash flows. Additionally, perceived uncertainties as to our future direction as a result of investor activism or changes to the composition of the board of directors may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our financial position, operating results or cash flows could be materially adversely affected. Further, the trading price of our shares could experience periods of increased volatility as a result of investor activism.

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

Additionally, on September 20, 2022, the Board adopted a stockholder rights agreement, dated as of September 20, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended May 16, 2023, the “Rights Agreement”), and declared a dividend distribution of one right (each, a “Right” and together with all such rights distributed or issued pursuant to the Rights Agreement, the “Rights”) for each outstanding share of Company common stock to holders of record on October 5, 2022. In the event that a person or group acquires beneficial ownership of 15% or more of the Company’s then-outstanding common stock, subject to certain exceptions, each Right would entitle its holder (other than such person or members of such group) to purchase additional shares of Company common stock at a substantial discount to the public market price. In addition, at any time after a person or group acquires beneficial ownership of 15% or more of the outstanding common stock, subject to certain exceptions, the Board may direct the Company to exchange the Rights (other than Rights owned by such person or certain related parties, which will have become null and void), in whole or in part, at an exchange ratio of one share of common stock per Right (subject to adjustment). While in effect, the Rights Agreement could make it more difficult for a third party to acquire control of the Company or a large block of the common stock of the Company without the approval of the Board. The Rights Agreement will expire on the earliest of (a) 5:00 p.m., New York City time, on the first business day after the 2024 annual stockholders’ meeting, (b) the time at which the Rights are redeemed and (c) the time at which the Rights are exchanged in full.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems. These include a variety of mechanisms, controls, technologies, methods, systems, written policies, physical safeguards, along with the use of third-party consultants and experts, that are reasonably designed to protect our information, and that of our stakeholders, against cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems.

Internal Cybersecurity Team and Governance

Board of Directors

Our Board, in coordination with the Audit Committee, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. Our Board has delegated the primary responsibility to oversee cybersecurity risk management matters to the Audit Committee. The Audit Committee reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks on at least an annual basis, and more frequently, as appropriate. As part of such reviews, the Audit Committee receives reports and presentations from members of our team responsible for overseeing the company’s cybersecurity risk management, including our Information Technology, Legal and Financial Reporting management teams, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations. The Audit Committee and such members of our management team also report to the Board at least annually on data protection and cybersecurity matters. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported promptly to the Audit Committee, as well as ongoing updates regarding any such incident until it has been addressed.

Management

The Company has implemented a risk-based, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. At the management level, our Cybersecurity Risk Management Committee, composed of senior personnel representing functional and business areas, including Information Technology, Financial Reporting and Legal, has broad oversight of the Company’s risk management processes. The Cybersecurity Risk Management Committee meets periodically to discuss the risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks and report on ongoing training and cybersecurity matters. The committee works closely with the Information Technology and Legal departments to oversee compliance with legal, regulatory and contractual security requirements. The Cybersecurity Risk Management Committee members annually attend the Board’s Audit Committee meeting, and more frequent meetings if appropriate, to report on any material developments.

At the management level, our Information Technology Supervisor, who has extensive cybersecurity and information technology knowledge and skills gained from over 30 years of work experience at the Company and elsewhere, heads the Information Technology team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across our business and reports directly to the Executive Vice President, Chief Financial Officer and General Counsel. The Company’s Information Technology Supervisor receives reports on cybersecurity threats on an ongoing basis and, in conjunction with management and the Cybersecurity Risk Management Committee, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks, lead stakeholder training and engage external cybersecurity resources. Our Information Technology Supervisor works closely with Legal to oversee compliance with legal, regulatory and contractual security requirements. Reporting to our Information Technology Supervisor are a number of experienced information technology personnel. In addition to our internal cybersecurity capabilities, we also regularly engage consultants and other third parties to assist with assessing, identifying, and managing cybersecurity risks along with training. The Information Technology Supervisor also annually attends the Board’s Audit Committee meeting, and more frequent meetings if appropriate, to report on any material developments.

Risk Management and Strategy

Cybersecurity risk management is overseen as a critical component of SilverBow’s overall enterprise risk management. Our cybersecurity strategy is intended to mitigate the cybersecurity threats identified in the risk management process, and ensure that we have appropriate administrative, technical, and physical safeguards to protect our systems and data and respond effectively to cybersecurity threats. Our cybersecurity leverages people, processes, and technology to identify and respond to cybersecurity threats in a timely manner.

As part of our enterprise resource planning, we also employ systems and processes designed to oversee, review, identify, and reduce the potential impact of a security incident occurring at third-party vendors and service providers with direct implications to the Company's systems and internal controls or otherwise implicating the third-party technology and systems we use.

Security Policies and Requirements

SilverBow maintains written policies designed to formalize our risk management program and other security requirements including cybersecurity and incident management. Such policies are applicable to all employees, contractors with access to the Company's systems and our Information Technology department.

In addition, the Company has annual third-party, internal and external facing cybersecurity and information technology audits performed, and more frequently, as appropriate. SilverBow relies on continuous security monitoring and conducts penetration testing and vulnerability scanning assessments as part of its cybersecurity program. All employees are trained on cybersecurity as part of their onboarding, and the Company offers additional cybersecurity training to its employees through internal and external resources.

With respect to incident response, we have a cybersecurity incident response plan that applies in the event of a cybersecurity threat or incident that provides for responding to security incidents. The cybersecurity incident response plan sets out an approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The cybersecurity incident response plan is inclusive of the phases of the National Institute of Standards and Technology framework and focus: preparation; detection; and analysis; containment, eradication and recovery; and post-incident remediation. It applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services require access to secure Company information, and to all devices and network services that are owned or managed by the Company.

Material Cybersecurity Risks, Threats & Incidents

Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. Additionally, we also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continued improvement of our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, stakeholder effects, revenue loss, legal actions, statutory penalties, among other consequences. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. While we have not experienced any material cybersecurity threats or incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Report under the heading “Risks Related to the Business,” which should be read in conjunction with the foregoing information.

Glossary of Abbreviations and Terms

The following abbreviations and terms have the indicated meanings when used in this report:

ASC - Accounting Standards Codification.
Bbl - Barrel or barrels of oil.
Bcf - Billion cubic feet of natural gas.
Bcfe - Billion cubic feet of natural gas equivalent (see Mcfe).
Boe - Barrels of oil equivalent, which is determined using the ratio of 6 Mcf of natural gas to one barrel of oil.
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
Proved Oil and Gas Reserves - Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. For reserves calculations, economic conditions include prices based on either the preceding 12-months' average price based on closing prices on the first day of each month, or prices defined by existing contractual arrangements.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

SilverBow's common stock is traded on the New York Stock Exchange under the symbol “SBOW.” Since inception, no cash dividends have been declared on the Company's common stock. Cash dividends are restricted under the terms of SilverBow's credit agreements, and the Company presently intends to continue a policy of using retained earnings for expansion of its business.

SilverBow had approximately 97 stockholders of record as of January 31, 2024.

Stock Repurchase

There were no repurchases of the Company's common stock during the fourth quarter of 2023.
Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our common stock made during the fiscal year ended December 31, 2023.

Stock Performance Graph

The following graph compares the cumulative total return to our stockholders on our common stock beginning December 31, 2018 through December 31, 2023, relative to the cumulative returns of the Standard and Poor's 500 Index (“S&P 500”) and the Standard and Poor's 500 Oil & Gas Exploration & Production Index (“S&P O&G E&P”) for the same period. The comparison was prepared based upon the assumption that $100 was invested on December 31, 2018, including the reinvestment of dividends, in each of the following: the common stock of SilverBow, the S&P 500 and the S&P O&G E&P.

Comparison of SilverBow Cumulative Total Return
$200
$150
$100
$50
$—
Dollars
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
SilverBow
S&P 500
S&P 500 Oil & Gas Exploration & Production Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Company's financial information and its audited consolidated financial statements and accompanying notes for the years ended December 31, 2023, 2022 and 2021, included in this Form 10-K. The following information contains forward-looking statements; see “Forward-Looking Statements” on page 4 of this report.

The following table and discussion highlights SilverBow's acreage, production, drilling and completion schedule for 2023:

Operating Areas	Net Acreage	2023 Production (Boe/d)	Oil/Liquids as % of 2023 Production	2023 Net Wells Drilled	2023 Net Wells Completed
Webb County Gas	19,250	25,635	—%	2	4
Western Condensate	72,982	12,366	58%	10	7
Southern Eagle Ford	58,500	3,919	21%	—	—
Central Oil	54,235	13,304	88%	23	26
Eastern Extension	16,800	4,045	76%	10	10
Other (1)	—	91	78%	—	—
Total	221,767	59,360	39%	45	47
(1) Other includes non-core properties.

During the fourth quarter of 2023, the Company drilled 9 net wells, completed 10 net wells and brought 12 net wells online. For full year 2023, SilverBow drilled 45 net wells, completed 47 net wells and brought online 49 net wells. SilverBow operated two drilling rigs throughout the year, focused primarily on its Central Oil, Western Condensate and Eastern Extension areas. The Company expects to remain operationally flexible going forward and will continue to optimize its drilling program in response to commodity prices and expected returns.

In its Central Oil area, the Company recently brought online a four-well pad which produced a 30-day pad average of 4,605 Boe/d (83% oil) with average lateral lengths of 8,280 feet. In its Eastern Extension area, SilverBow brought online a three-well pad which produced a 30-day pad average of 4,279 Boe/d (71% oil) with average lateral lengths of 9,240 feet. Strong initial performance from these pads have exceeded expectations and support the Company's oil focused growth plans. Furthermore, SilverBow continues to test optimal spacing and co-development potential of the Eagle Ford and Austin Chalk formations across its oil assets.

SilverBow posted significant year-over-year operational efficiency gains in 2023, completing 16% more stimulation stages per day, with average pumping efficiencies up 13%. Fourth quarter pumping efficiencies were 84%, the highest quarterly rate achieved during the year. Performance reflected less downtime with an average of 14.3 completed stages per day. Drilling costs decreased throughout 2023 due to efficiencies from high-graded rigs and ongoing cost deflation, particularly in rig rates and tubular products. As a result, 2023 total well costs per lateral foot decreased 3% year-over-year, and highlighting the magnitude of cost improvement throughout the year, fourth quarter well costs per lateral foot decreased 20% year-over-year. For the year, drilling and completion (“D&C”) costs were 10% below planned costs.

For the full year 2023, SilverBow's capital expenditures, excluding acquisitions, on an accrual basis were $409 million, below the midpoint of the Company's full year guidance range of $400 - $425 million. For the year, drilling and completion (“D&C”) costs were 10% below planned costs.

For 2024, SilverBow's capital budget is expected to be in the range of $470 - $510 million. The budget provides for 62 gross (49 net) operated wells drilled, compared to 46 gross (45 net) operated wells drilled in 2023. The Company expects to operate three drilling rigs for the first half of 2024, and operate two drilling rigs in the second half of the year. Approximately 50% of its D&C activity is directed toward its Western Condensate area and approximately 30% of its D&C activity is directed toward its Central Oil and Eastern Extension areas. Maintaining a flexible drilling program and balanced commodity mix has been, and will continue to be, a core tenet of the Company's business strategy. SilverBow's drilling inventory spans a broad mix of oil and gas locations, across both the Eagle Ford and Austin Chalk formations, providing capital allocation optionality. Of the Company's inventory, approximately 80% are oil/liquids locations and 20% are dry gas locations.

For the first quarter of 2024, SilverBow is guiding to total net production of 86.5 - 93.3 MBoe/d, with expected oil volumes of 22.5 - 25.0 MBbls/d. For full year 2024, the Company is guiding to total net production of 85.2 - 93.5 MBoe/d, with expected oil volumes of 23.5 - 26.5 MBbls/d. Under its 2024 development program, SilverBow's full year production is expected to increase by approximately 50% year-over-year. Cash flow generated by the Company in 2024 is expected to be used to accelerate debt paydown, drive lower leverage and increase liquidity over the course of the year.

Summary of 2023 Financial Results

•Revenues and net income (loss): The Company's oil and gas revenues were $652.4 million and $753.4 million for the years ended December 31, 2023 and 2022, respectively. Revenues were lower in 2023 due to overall lower commodity pricing partially offset by increased production volumes. The Company had net income of $297.7 million and $340.4 million for the years ended December 31, 2023 and 2022, respectively. The decrease in net income in 2023 was primarily driven by lower commodity pricing.

•Capital expenditures: The Company's capital expenditures (excluding acquisitions) on an accrual basis were $408.6 million and $327.5 million for the years ended December 31, 2023 and 2022, respectively. The expenditures for the years ended December 31, 2023 and 2022, were primarily driven by continued legacy development. These expenditures were funded by cash flow from operations and borrowings under our Credit Facility.

•Acquisitions: In November 2023, the Company closed the Chesapeake Transaction, which added 1,600 Bbls/d of liquids and 7 MMcf/d to SilverBow’s full year 2023 net production. This represented 5% of the Company's full year 2023 net production. SilverBow expects the assets acquired in the Chesapeake Transaction to comprise a greater percentage of its full year 2024 net production with a full year's contribution. In total the Company paid $605.0 million in cash for the Chesapeake Transaction, which was funded with cash on hand and borrowings under the Credit Facility and Second Lien Notes.

•Working capital: The Company had a working capital surplus of $13.0 million and a working capital deficit of $50.1 million at December 31, 2023 and December 31, 2022, respectively. The working capital computation does not include available liquidity through our Credit Facility.

•Cash Flow: For the year ended December 31, 2023, the Company generated cash from operating activities of $447.1 million which included negative impacts attributable to changes in working capital of $10.7 million. Cash used for additions to oil and gas properties was $421.3 million. Cash used in acquisitions of oil and gas properties, including purchase price adjustments, was $605.0 million. This included $13.7 million attributable to a net decrease of capital expenditures accrued in accounts payables and capital costs. The Company’s net borrowings under its Credit Facility were $180.0 million while net proceeds from the upsizing of the Second Lien were $342.7 million for the year ended December 31, 2023.

For the year ended December 31, 2022, the Company generated cash from operating activities of $331.2 million, which included negative impacts attributable to changes in working capital of $16.0 million. Cash used for additions to oil and gas properties was $272.4 million. Cash used in acquisitions of oil and gas properties, including purchase price adjustments, was $367.0 million. This excluded $54.4 million attributable to a net increase of capital expenditures accrued in accounts payable and capital accruals. The Company's net borrowings under its Credit Facility were $315.0 million for the year ended December 31, 2022.

Liquidity and Capital Resources

SilverBow's primary use of cash has been to fund capital expenditures to develop its oil and gas properties, fund acquisitions and to re-pay Credit Facility borrowings. The Company uses cash generated from operating activities and borrowings under its Credit Facility as its primary source of liquidity. The Company may also access the capital markets as necessary. For example, on September 18, 2023, the Company issued 2,810,811 shares of its common stock in a registered underwritten offering, for aggregate net proceeds, after offering expenses and fees, of approximately $97.3 million. On November 30, 2023, in connection with the closing of the Chesapeake Transaction, the Company entered into an Eleventh Amendment to the Credit Agreement which secured $425 million of incremental commitments under its Credit Facility from existing and new lenders, thereby increasing lender commitments under the Credit Facility to $1.2 billion from $775.0 million. The Company also issued and sold an additional $350 million principal amount of Second Lien Notes, resulting in $500 million aggregate principal amount of Second Lien Notes outstanding, in connection with the closing of the Chesapeake Transaction.

As of December 31, 2023, SilverBow’s liquidity consisted of approximately $1.0 million of cash-on-hand and $478.0 million in available borrowings on its Credit Facility, which had a $1.2 billion borrowing base. The Company's 2024 capital budget, which is expected to be in the range of $470 - $510 million, provides for drilling 62 gross (49 net) horizontal wells and is expected to be funded primarily from operating cash flow. Management believes SilverBow has robust liquidity to meet all near term obligations and execute its longer term development plans. See Note 4 to SilverBow's consolidated financial statements for more information on its Debt Facilities.

Contractual Commitments and Obligations

We generally expect to fund contractual commitments with cash generated from operating activities and borrowings under our Credit Facility. These commitments and obligations for the next five years and thereafter are shown below as of December 31, 2023 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Non-cancelable operating leases	$4,860	$3,296	$1,891	$1,367	$1,348	$2,877	$15,639
Gas transportation and processing (1)	89,482	101,985	106,951	104,609	92,207	194,636	689,871
Deferred acquisition liability	50,000	—	—	—	—	—	50,000
Interest cost (2)	133,571	128,931	124,022	54,963	48,100	—	489,586
Second lien notes due 2028	28,125	37,500	37,500	37,500	359,375	—	500,000
Credit facility borrowings	—	—	722,000	—	—	—	722,000
Drilling commitments (3)	4,806	2,137	—	—	—	—	6,943
Other contractual commitments (4)	1,730	—	—	—	—	—	1,730
Total	$312,573	$273,849	$992,364	$198,439	$501,030	$197,513	$2,475,769
(1) Amounts shown represent fees for the minimum delivery obligations. Any amount of transportation utilized in excess of the minimum will reduce future year obligations. The Company's production and reserves are currently sufficient to fulfill the current minimum delivery obligations.
(2) Interest on our Credit Facility is estimated using the weighted average interest rate of 8.89% for the quarter ended December 31, 2023, while interest on our Second Lien is estimated using SOFR plus 7.5%. See Note 4 of these consolidated financial statements in this Form 10-K for more information. Actual interest rate is variable over the term of the facility.
(3) Amounts shown represent liquidating damages for failure to drill a well.
(4) Amounts shown represent commitments for pipe inventory purchase.

Proved Oil and Gas Reserves

During 2023, our reserves increased by approximately 73.4 MMBoe due to increases in our oil and NGL reserves primarily from our Western Condensate area from the acquisition closed in 2023. As of December 31, 2023, 45% of our total proved reserves were proved developed, compared with 43% and 46% at year-end for 2022 and 2021, respectively.

At December 31, 2023, our proved reserves were 445.8 MMBoe with a Standardized Measure of $2.3 billion, which is a decrease of approximately $1.7 billion, or 43%, from the prior year-end levels. In 2023, our proved natural gas reserves decreased 47.6 Bcf, or 3%, while our proved oil reserves increased 42.8 MMBbl, or 82%, and our NGL reserves increased 38.6 MMBbl, or 118%, for a total equivalent increase of 73.4 MMBoe, or 20%.

We have added proved reserves primarily through our drilling activities and acquisitions, including 43.7 MMBoe added in 2023. We obtained reasonable certainty regarding these reserve additions by applying the same methodologies that have been used historically in this area.

We use the preceding 12-month's average price based on closing prices on the first business day of each month, adjusted for price differentials, in calculating our average prices used in the Standardized Measure calculation. Our average natural gas price used in the Standardized Measure calculation for 2023 was $2.30 per Mcf. This average price decreased from the average price of $6.14 per Mcf used for 2022. Our average oil price used in the calculation for 2023 was $76.79 per Bbl. This average price decreased from the average price of $94.36 per Bbl used in the calculation for 2022. Our average NGL price used in the calculation for 2023 was $25.43 per Bbl. This average price decreased from the average price of $34.76 per Bbl used in the calculation for 2022.

Results of Operations

Revenues — Years Ended December 31, 2023 and 2022

The following discussion focuses primarily on a comparison of the results of operations between the years ended December 31, 2023 and 2022. For a discussion of the results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, please refer to “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the SEC on March 2, 2023).

2023 - Our oil and gas sales in 2023 decreased by 13% compared to revenues in 2022, primarily due to overall lower commodity pricing partially offset by higher production volumes. Average oil prices we received were 17% lower than those received during 2022, while natural gas prices were 63% lower and NGL prices were 35% lower.

Crude oil production was 25% and 16% of our production volumes for the years ended December 31, 2023 and 2022, respectively, while crude oil sales revenues were 62% and 32% of oil and gas sales for the years ended December 31, 2023 and 2022, respectively.

Natural gas production was 61% and 72% of our production volumes for the years ended December 31, 2023 and 2022, respectively, while natural gas sales revenues were 29% and 60% of oil and gas sales for the years ended December 31, 2023 and 2022, respectively.

NGL production was 14% and 12% of our production volumes for each of the years ended December 31, 2023 and 2022, respectively, while NGL sales were 9% and 8% of oil and gas sales for the years ended December 31, 2023 and 2022, respectively.

The following tables provide information regarding the changes in the sources of our oil and gas sales and volumes for the years ended December 31, 2023 and 2022:

Fields	Oil and Gas Sales (In Millions)		Net Oil and Gas Production Volumes (MBoe)
	2023	2022	2023	2022
Webb County Gas	$132.1	$325.0	9,357	8,481
Western Condensate	136.2	147.9	4,514	3,003
Southern Eagle Ford	24.4	80.2	1,430	2,061
Central Oil	288.7	165.4	4,856	2,280
Eastern Extension	69.4	32.8	1,477	530
Non-Core	1.6	2.1	33	55
Total	$652.4	$753.4	21,667	16,410

SilverBow's production volume increase from 2022 to 2023 was primarily due to higher production volumes across all products, driven by full year contribution from acquisitions closed in 2022 and partial year contribution from the acquisition closed in 2023. The production volume increase from our 2022 acquisitions was approximately 6,000 MBoe while the increase from our 2023 acquisition was approximately 1,000 MBoe. Additionally, the Company increased its drilling activity from 2022 to 2023, resulting in 49 net wells brought online in 2023 compared to 37 net wells brought online in 2022.

In 2023, our $101 million, or 13%, decrease in oil, NGL, and natural gas sales resulted from:
•Volume variances that had a $337.1 million favorable impact on sales, with a $246.5 million increase due to the 2.7 million Bbl increase in oil production volumes, a $56.9 million increase due to the 8.9 Bcf increase in natural gas production volumes and a $33.7 million increase due to the 1.1 million Bbl increase in NGL production volumes.
•Price variances that had a $438.1 million unfavorable impact on sales, with a decrease of $321.5 million due to the 63% decrease in natural gas prices received, a decrease of $83.0 million due to the 17% decrease in oil prices received and a decrease of $33.7 million due to the 35% decrease in NGL prices received.

The following table provides additional information regarding our oil and gas sales, by commodity type, as well as the effects of our hedging activities for derivative contracts held to settlement for the years ended December 31, 2023 and 2022 (in thousands, except per-dollar amounts):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Production volumes:
Oil (MBbl)	5,347	2,634
Natural gas (MMcf) (1)	79,900	70,958
Natural gas liquids (MBbl)	3,003	1,950
Total (MBoe)	21,667	16,410

Oil, natural gas and natural gas liquids sales:
Oil	$402,728	$239,247
Natural gas	187,340	451,863
Natural gas liquids	62,291	62,310
Total	$652,358	$753,420

Average realized price:
Oil (per Bbl)	$75.32	$90.84
Natural gas (per Mcf)	2.34	6.37
Natural gas liquids (per Bbl)	20.74	31.96
Average per Boe	$30.11	$45.91

Price impact of cash-settled derivatives:
Oil (per Bbl)	$(0.68)	$(19.78)
Natural gas (per Mcf)	1.03	(2.21)
Natural gas liquids (per Bbl)	3.79	(1.88)
Average per Boe	$4.17	$(12.94)

Average realized price including impact of cash-settled derivatives:
Oil (per Bbl)	$74.64	$71.05
Natural gas (per Mcf)	3.38	4.16
Natural gas liquids (per Bbl)	24.54	30.08
Average per Boe	$34.28	$32.97
(1) Natural gas is converted at the rate of six Mcf to one barrel.

For the years ended December 31, 2023 and 2022 we recorded net gains of $235.8 million and losses of $78 million, respectively, related to our derivative activities. Additionally, for the years ended December 31, 2023 and 2022, we recorded a net gain of $5.5 million and $4.1 million, respectively, related to valuation changes in our WTI Contingency Payouts (as defined in Note 9 to the Company’s consolidated financial statements in this Form 10-K). This activity is recorded in “Net gain (loss) on commodity derivatives” on the accompanying consolidated statements of operations in this Form 10-K. As of February 23, 2024, we had approximately 63% of total production volumes hedged for full year 2024, using the midpoint of the Company's production guidance of 85.2 - 93.5 MBoe/d.

Costs and Expenses

The following table provides additional information regarding our expenses for the years ended December 31, 2023 and 2022 (in thousands):

Costs and Expenses	Year Ended December 31, 2023	Year Ended December 31, 2022
General and administrative, net	$24,520	$21,395
Depreciation, depletion, and amortization	219,116	133,982
Accretion of asset retirement obligation	985	534
Lease operating expenses	87,368	55,329
Workovers	2,694	1,655
Transportation and gas processing	59,032	32,989
Severance and other taxes	38,701	41,761
Interest expense, net	80,119	41,948
Provision for income taxes	83,613	9,600

Our costs and expenses during 2023 versus 2022 were as follows:

General and Administrative Expenses, Net. These expenses on a per Boe basis were $1.13 and $1.30 for the years ended December 31, 2023 and 2022, respectively. The decrease in per Boe rate was due to an overall increase in production driven by our acquisitions. Included in general and administrative expenses is $5.5 million and $5.1 million in share-based compensation for the years ended December 31, 2023 and 2022, respectively.

Depreciation, Depletion and Amortization (“DD&A”). These expenses on a per Boe basis were $10.11 and $8.16 for the years ended December 31, 2023 and 2022, respectively. The increase in our per Boe depreciation, depletion and amortization rate was primarily related to acquisitions and inflation on future development costs. The increase in costs is related to the increase in the per-Boe rate, coupled with an overall increase in production.

Lease Operating Expenses and Workovers. These expenses on a per Boe basis were $4.16 and $3.47 for the years ended December 31, 2023 and 2022, respectively. The increase in costs is due to higher labor, compression, salt water disposal and maintenance costs driven by our acquisitions in 2022.

Transportation and gas processing. These expenses all relate to natural gas, NGL and oil sales. These expenses on a per Boe basis were $2.72 and $2.01 for the years ended December 31, 2023 and 2022, respectively. The increase in transportation and gas processing expenses is due to higher transportation and processing rates associated with our natural gas and NGLs and the acquisition of oil assets in the Chesapeake Transaction that are transported via pipeline to markets on the Gulf Coast.

Severance and Other Taxes. These expenses on a per Boe basis were $1.79 and $2.54 for the years ended December 31, 2023 and 2022, respectively. Severance and other taxes, as a percentage of oil and gas sales, were approximately 5.9% and 5.5% for the years ended December 31, 2023 and 2022, respectively.

Interest Expense. Our gross interest expense was $80.1 million and $41.9 million for the years ended December 31, 2023 and 2022, respectively. The increase in gross interest was primarily due to higher borrowings and higher interest rates.

Income Taxes. The Company recorded an income tax provision of $83.6 million for the year ended December 31, 2023 which was primarily attributable to federal and state deferred taxes of $82.9 million on income before taxes of $381.3 million, and $0.7 million of non-deductible expenses. The Company recorded an income tax provision of $9.6 million for the year ended December 31, 2022, which was primarily attributable to federal and state deferred taxes of $75.8 million on income before taxes of $350.0 million, $1.4 million of non-deductible expenses, partially offset by a benefit for the release of its $67.6 million valuation allowance.

Critical Accounting Estimates and New Accounting Pronouncements

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

Full-Cost Ceiling Test. At the end of each quarterly reporting period, the unamortized cost of oil and natural gas properties (including natural gas processing facilities, capitalized asset retirement obligations and deferred income taxes, and excluding the recognized asset retirement obligation liability) is limited to the sum of the estimated future net revenues from proved properties (excluding cash outflows from recognized asset retirement obligations, including future development and abandonment costs of wells to be drilled, using the preceding 12-months’ average price based on closing prices on the first day of each month, adjusted for price differentials, discounted at 10%, and the lower of cost or fair value of unproved properties) adjusted for related income tax effects. At December 31, 2023, the discounted present value of our estimated total proved reserves adjusted for related income tax effects exceeded our unamortized cost of oil and natural gas properties by approximately $401.2 million.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021, and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, issued in December 2022. The guidance provides and clarifies optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments within these ASUs were in effect beginning March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2024. This guidance provides an optional practical expedient that allows qualifying modifications to be accounted for as a debt modification rather than be analyzed under existing guidance to determine if the modification should be accounted for as a debt extinguishment. The Company adopted this accounting pronouncement in conjunction with the execution of the Third Amendment to the Note Purchase Agreement in June 2023 and elected to apply this optional expedient. See Note 4 – Long-Term Debt for further discussion of the Company’s accounting for its existing debt and related issuance costs. The adoption of this accounting standard did not have a material impact on the Company's consolidated financial statements or disclosures.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance aims to improve the effectiveness of income tax disclosures primarily through improvements to the income tax rate reconciliation disclosure along with information on income taxes paid. The guidance is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. We are currently evaluating the impact of this standard; however, we do not expect it to have a material impact on our disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The guidance requires disclosures of certain general information related to the Company's segment. This includes information on the factors used to identify reportable segments, the types of products and services from which report segments generate revenues and whether operating segments have been aggregated. The new requirements will result in incremental disclosures in annual and interim reports. This guidance will apply to fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The new guidance must be applied retrospectively to all prior periods presented in the financial statements unless impracticable with early adoption permitted. We are currently evaluating the impact of this standard.

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

Concentration of Sales Risk. For the year ended December 31, 2023, approximately 29%, 15% and 11% of our oil and gas receipts were accounted for by Enterprise Products Operating, LLC (“Enterprise Products”), Kinder Morgan, Inc. (“Kinder Morgan”) and Shell Trading (“Shell Trading”). There were no other purchasers who individually accounted for 10% or more of our oil and gas receipts. We expect to continue these relationships in the future. We believe that the risk of these unsecured receivables is mitigated by the size, reputation and nature of the businesses and the availability of other purchasers in the areas where we operate.

Interest Rate Risk. At December 31, 2023, we had a combined $1.2 billion drawn under our Credit Facility and our Second Lien Notes, which bear a floating rate of interest depending on the level of the borrowing base and the borrowing base loans outstanding and therefore is susceptible to interest rate fluctuations. These variable interest rate borrowings are impacted by changes in short-term interest rates. A hypothetical one-percentage point increase in interest rates on our borrowings outstanding under our Debt Facilities at December 31, 2023 would increase our annual interest expense by $12.2 million.

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

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) (2013 framework) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023. BDO USA, P.C., our independent registered public accounting firm, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

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
Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited SilverBow Resources Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Houston, Texas
February 29, 2024

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
SilverBow Resources, Inc.
Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SilverBow Resources, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013)] issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Impact of Proved Oil and Natural Gas Reserves Estimation on Depreciation, Depletion and Amortization (“DD&A”) Expense and Full-Cost Ceiling Test Impairment Calculation Related to Proved Oil and Natural Gas Properties

As described in Note 1 to the consolidated financial statements, estimated proved oil and natural gas reserves volumes and associated future net cash flows directly impact the calculation of DD&A expense and the full-cost ceiling test impairment calculation. There are numerous uncertainties inherent in estimating proved oil and natural gas reserves volumes and associated future net cash flows including, among others, estimated future production volumes and timing of such production and amounts of lease operating expenses and capital expenditures. The accuracy of these estimates is dependent on the quality of available data and on engineering and geological interpretation and judgment. The estimation of oil and natural gas reserve volumes and associated future net cash flows requires management’s use of internal petroleum engineers and independent petroleum engineers and geologists (referred to as “management’s specialists”).

We have identified the impact of proved oil and natural gas reserves estimation on DD&A expense and full-cost ceiling test impairment calculation related to proved oil and natural gas properties as a critical audit matter. Certain inputs and assumptions, specifically the estimation and timing of future production volumes and amounts of lease operating expenses and capital expenditures all require a high degree of subjectivity and could have a material impact on the overall estimate of proved oil and natural gas reserve volumes and associated future cash flows and the related measurement of DD&A expense or the full-cost ceiling test impairment calculation. Auditing management’s judgment with respect to these inputs and assumptions involved a high degree of auditor judgment due to the nature and extent of audit effort required and the evaluation of the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:
•Testing the design, implementation and operating effectiveness of internal controls relating to management’s estimation of proved oil and natural gas reserves.
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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2016.

Houston, Texas
February 29, 2024

Consolidated Balance Sheets
SilverBow Resources, Inc. (in thousands, except share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$969	$792
Accounts receivable, net	138,343	89,714
Fair value of commodity derivatives	116,549	52,549
Other current assets	5,590	2,671
Total Current Assets	261,451	145,726
Property and Equipment:
Property and Equipment, Full-Cost Method, including $28,375 and $16,272 of unproved property costs not being amortized	3,597,160	2,529,223
Less – Accumulated depreciation, depletion, amortization and impairment	(1,223,241)	(1,004,044)
Property and Equipment, Net	2,373,919	1,525,179
Right of use assets	12,888	12,077
Fair value of long-term commodity derivatives	55,114	24,172
Other long-term assets	31,090	9,208
Total Assets	$2,734,462	$1,716,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$98,816	$60,200
Deferred acquisition liability	50,000	—
Fair value of commodity derivatives	5,509	40,796
Accrued capital costs	31,900	56,465
Current portion of long-term debt	28,125	—
Accrued interest	9,668	2,665
Current lease liability	4,001	8,553
Undistributed oil and gas revenues	20,425	27,160
Total Current Liabilities	248,444	195,839
Long-term debt, net of current portion	1,173,766	688,531
Non-current lease liability	8,899	3,775
Deferred tax liabilities, net	99,227	16,141
Asset retirement obligations	11,584	9,171
Fair value of long-term commodity derivatives	2,504	7,738
Other long-term liabilities	710	3,588
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,914,956 and 22,663,135 shares issued, respectively, and 25,429,610 and 22,309,740 shares outstanding, respectively	259	227
Additional paid-in capital	679,202	576,118
Treasury stock held, at cost, 485,346 and 353,395 shares, respectively	(10,617)	(7,534)
Retained earnings	520,484	222,768
Total Stockholders’ Equity	1,189,328	791,579
Total Liabilities and Stockholders’ Equity	$2,734,462	$1,716,362
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
SilverBow Resources, Inc. (in thousands, except per-share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Oil and gas sales	$652,358	$753,420	$407,200

Operating Expenses:
General and administrative, net	24,520	21,395	21,799
Depreciation, depletion, and amortization	219,116	133,982	68,629
Accretion of asset retirement obligations	985	534	306
Lease operating expense	87,368	55,329	27,206
Workovers	2,694	1,655	514
Transportation and gas processing	59,032	32,989	24,145
Severance and other taxes	38,701	41,761	19,307
Total Operating Expenses	432,416	287,645	161,906

Operating Income (Loss)	219,942	465,775	245,294

Non-Operating Income (Expense)
Net gain (loss) on commodity derivatives	241,309	(73,885)	(123,018)
Interest expense	(80,119)	(41,948)	(29,129)
Other income (expense), net	197	95	10

Income (Loss) Before Income Taxes	381,329	350,037	93,157

Provision (Benefit) for Income Taxes	83,613	9,600	6,398

Net Income (Loss)	$297,716	$340,437	$86,759

Per Share Amounts:

Basic: Net Income (Loss)	$12.74	$17.24	$6.61

Diluted: Net Income (Loss)	$12.63	$16.94	$6.42

Weighted Average Shares Outstanding - Basic	23,371	19,748	13,118

Weighted Average Shares Outstanding - Diluted	23,571	20,097	13,520
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
SilverBow Resources, Inc. (in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance, January 1, 2021	$121	$297,712	$(2,372)	$(204,428)	$91,033

Purchase of treasury shares (74,586 shares)	—	—	(612)	—	(612)
Vesting of share-based compensation (336,247 shares)	3	(3)	—	—	—
Issuance of common stock (1,222,209 shares)	12	26,944	—	—	26,956
Issuance pursuant to acquisitions (3,210,626 shares)	32	83,490	—	—	83,522
Share-based compensation	—	4,874	—	—	4,874
Net Income	—	—	—	86,759	86,759
Balance, December 31, 2021	$168	$413,017	$(2,984)	$(117,669)	$292,532

Shares issued from option exercise (15,584 shares issued)	—	426	—	—	426
Purchase of treasury shares (120,350 shares)	—	—	(3,397)	—	(3,397)
Treasury shares pursuant to purchase price adjustment (41,375 shares)	—	—	(1,153)	—	(1,153)
Vesting of share-based compensation (375,745 shares)	4	(4)	—	—	—
Issuance pursuant to acquisitions (5,448,961 shares)	55	157,350	—	—	157,405
Share-based compensation	—	5,329	—	—	5,329
Net Income	—	—	—	340,437	340,437
Balance, December 31, 2022	$227	$576,118	$(7,534)	$222,768	$791,579

Purchase of treasury shares (131,951 shares)	—	—	(3,083)	—	(3,083)
Vesting of share-based compensation (441,010 shares)	4	(4)	—	—	—
Issuance of common stock (2,810,811 shares)	28	97,281	—	—	97,309
Share-based compensation	—	5,807	—	—	5,807
Net Income	—	—	—	297,716	297,716
Balance, December 31, 2023	$259	$679,202	$(10,617)	$520,484	$1,189,328
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
SilverBow Resources, Inc. (in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash Flows from Operating Activities:
Net income	$297,716	$340,437	$86,759
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation, depletion, and amortization	219,116	133,982	68,629
Accretion of asset retirement obligations	985	534	306
Deferred income tax expense (benefit)	83,086	9,625	6,212
Share-based compensation expense	5,526	5,086	4,645
(Gain) Loss on commodity derivatives, net	(241,309)	73,885	123,018
Cash settlements received (paid) on derivatives	88,679	(219,626)	(70,582)
Settlements of asset retirement obligations	(716)	(48)	(158)
Write-down of debt issuance cost	1,239	350	229
Other	3,528	3,010	2,877
Change in operating assets and liabilities-
(Increase) decrease in accounts receivable and other assets	(25,439)	(29,522)	(23,513)
Increase (decrease) in accounts payable and accrued liabilities	7,172	11,788	17,507
Increase (decrease) in income taxes payable	525	(229)	83
Increase (decrease) in accrued interest	7,003	1,969	(286)
Net Cash Provided by (Used in) Operating Activities	447,111	331,241	215,726
Cash Flows from Investing Activities:
Additions to property and equipment	(421,273)	(272,443)	(133,638)
Acquisition of oil and gas properties	(604,955)	(367,024)	(51,734)
Proceeds from the sale of property and equipment	713	4,347	—
Payments on property sale obligations	—	(750)	(1,084)
Net Cash Provided by (Used in) Investing Activities	(1,025,515)	(635,870)	(186,456)
Cash Flows from Financing Activities:
Proceeds from long-term debt	356,965	—	—
Payments of long-term debt	(14,250)	—	(50,000)
Proceeds from bank borrowings	672,000	841,000	335,000
Payments of bank borrowings	(492,000)	(526,000)	(338,000)
Net proceeds from issuances of common stock	97,309	—	26,956
Net proceeds from stock options exercised	—	39	—
Purchase of treasury shares	(3,083)	(3,397)	(612)
Payments of debt issuance costs	(30,600)	(7,342)	(3,611)
Net Cash Provided by (Used in) Financing Activities	586,341	304,300	(30,267)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7,937	(329)	(997)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	792	1,121	2,118
Cash, Cash Equivalents and Restricted Cash at End of Year	$8,729	$792	$1,121
Supplemental Disclosures of Cash Flows Information:
Cash paid during period for interest	$68,116	$36,994	$27,221
Changes in capital accounts payable and capital accruals	$(13,679)	$54,372	$(4,033)
Non-cash equity consideration for acquisitions	$—	$(156,252)	$(83,522)
Non-cash deferred consideration for acquisitions	$(50,000)	$—	$—
Non-cash contingent consideration for acquisitions	$(16,933)	$—	$—
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
SilverBow Resources, Inc. and Subsidiary

1. Summary of Significant Accounting Policies

Recent Events. On November 30, 2023, SilverBow closed the acquisition of certain oil and gas properties from Chesapeake Energy Corporation, through its wholly owned subsidiaries Chesapeake Exploration, L.L.C., Chesapeake Operating, L.L.C., Chesapeake Energy Marketing, L.L.C. and Chesapeake Royalty, L.L.C. (collectively “Chesapeake”) (the “Chesapeake Transaction”) for total cost of $653.4 million. For further discussion related to this acquisition, refer to Note 9 of these Notes to Consolidated Financial Statements.

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

Subsequent Events. We have evaluated subsequent events requiring potential accrual or disclosure in our consolidated financial statements. There were no material subsequent events requiring additional disclosure in these Notes to Consolidated Financial Statements.

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

•accruals related to oil and gas sales, capital expenditures and lease operating expenses (“LOE”),
•estimates in the calculation of share-based compensation expense,
•estimates of our ownership in oil and gas properties prior to final division of interest determination,
•the estimated future cost and timing of asset retirement obligations,
•estimates made in our income tax calculations, including the valuation of our deferred tax assets,
•estimates in the calculation of the fair value of commodity derivative assets and liabilities,
•estimates in the assessment of current litigation claims against the Company,
•estimates used in the assessment of business combinations and asset acquisitions,
•estimates in amounts due with respect to open state regulatory audits, and
•estimates on future lease obligations.

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

Property and Equipment. We follow the “full-cost” method of accounting for oil and natural gas property and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the exploration, development, and acquisition of oil and natural gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion, and equipment. Internal costs incurred that are directly identified with exploration, development, and acquisition activities undertaken by us for our own account, and which are not related to production, general corporate overhead, or similar activities, are also capitalized. For the years ended December 31, 2023, 2022 and 2021, such internal costs when capitalized totaled $5.5 million, $4.3 million and $4.8 million, respectively. There was no capitalized interest on our unproved properties for the years ended December 31, 2023, 2022 and 2021.

The “Property and Equipment” balances on the accompanying consolidated balance sheets are summarized for presentation purposes. The following is a detailed breakout of our “Property and Equipment” balances (in thousands):

	December 31, 2023	December 31, 2022
Property and Equipment
Proved oil and gas properties	$3,562,268	$2,506,853
Unproved oil and gas properties	28,375	16,272
Furniture, fixtures, and other equipment	6,517	6,098
Less – Accumulated depreciation, depletion, amortization & impairment	(1,223,241)	(1,004,044)
Property and Equipment, Net	$2,373,919	$1,525,179

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

The quarterly calculations of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. There was no ceiling test write-down for the years ended December 31, 2023, 2022 and 2021.

If future capital expenditures outpace future discounted net cash flows in our reserve calculations, if we have significant declines in our oil and natural gas reserves volumes (which also reduces our estimate of discounted future net cash flow from proved oil and natural gas reserves) or if oil or natural gas prices decline, it is possible that non-cash write-downs of our oil and natural gas properties will occur in the future. We cannot control and cannot predict what future prices for oil and natural gas will be; therefore we cannot estimate the amount or timing of any potential future non-cash write-down of our oil and natural gas properties due to decreases in oil or natural gas prices. However, it is reasonably possible that we will record additional Ceiling Test write-downs in future periods.

Revenue Recognition. Our reported oil and gas sales are comprised of revenues from oil, natural gas and natural gas liquids (“NGLs”) sales. Revenues from each product stream are recognized at the point when control of the product is transferred to the customer and collectability is reasonably assured. Prices for our products are either negotiated on a monthly basis or tied to market indices, consistent with contractual terms common in the oil and gas industry. These contracts typically provide for cash settlement within 25 days following each production month. The Company has determined that these contracts represent performance obligations which are satisfied when control of the commodity transfers to the customer, typically through the delivery of the specified commodity to a designated delivery point. Our oil and gas sales are recognized based on the actual volumes sold to the purchasers.

The following table provides information regarding our oil and gas sales, by product, reported on the Consolidated Statements of Operations for years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Oil, natural gas and NGLs sales:
Oil	$402,728	$239,247	$98,607
Natural gas	187,340	451,863	267,687
NGLs	62,291	62,310	40,906
Total	$652,358	$753,420	$407,200

Accounts Receivable, Net. We assess the collectibility of accounts receivable based on a broad range of reasonable and forward-looking information including historical losses, current economic conditions, future forecasts and contractual terms. The Company's credit losses based on these assessments are considered immaterial. At both December 31, 2023 and 2022, we had an allowance for credit losses of less than $0.1 million. The allowance for credit losses has been deducted from the total “Accounts receivable, net” balance on the accompanying consolidated balance sheets.

At December 31, 2023, our “Accounts receivable, net” balance included $91.9 million for oil and gas sales, $7.0 million due from joint interest owners, $7.2 million for severance tax credit receivables, $18.1 million for accrued purchase price adjustments receivable related to the Chesapeake Transaction and $14.2 million for other receivables. At December 31, 2022, our “Accounts receivable, net” balance included $70.9 million for oil and gas sales, $5.6 million for joint interest owners, $4.3 million for severance tax credit receivables and $8.9 million for other receivables. At December 31, 2021, our “Accounts receivable, net” balance included $45.3 million for oil and gas sales, $1.9 million for joint interest owners, $1.0 million for severance tax credit receivables and $1.5 million for other receivables.

Supervision Fees. Consistent with industry practice, we charge a supervision fee to the wells we operate, including our wells, in which we own up to a 100% working interest. Supervision fees are recorded as a reduction to “General and administrative, net”, on the accompanying consolidated statements of operations. The amount of supervision fees charged for each of the years ended December 31, 2023, 2022 and 2021 did not exceed our actual costs incurred. The total amount of supervision fees charged to the wells we operated was $12.5 million, $8.8 million and $5.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Income Taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At December 31, 2023, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

We recorded an income tax provision of $83.6 million, $9.6 million and $6.4 million for the years ended December 31, 2023, 2022 and 2021. We continually monitor all positive and negative evidence related to our determination on the need for a valuation allowance. During the fourth quarter of 2022, the Company's overall deferred tax position moved from a net deferred tax asset position into a net deferred tax liability position, exclusive of a valuation allowance. In addition, the Company determined it had a significant history of earnings over the prior three years and also considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. As such, during the fourth quarter of 2022, the Company's management determined there was sufficient positive evidence that indicated the Company would more likely that not be able to fully utilize its deferred tax assets and as a result, removed the full valuation allowance. Our effective tax rate for 2022 differs from the statutory rate primarily due to the removal of the full valuation allowance. We recorded an income tax provision of $83.6 million which was primarily attributable to deferred federal and current and deferred state income tax expense of $82.9 million on income before taxes of $381.3 million and $0.7 million of non-deductible expenses for the year ended December 31, 2023. While the

Company expects to realize the deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance.

Accounts Payable and Accrued Liabilities. The “Accounts payable and accrued liabilities” balances on the accompanying consolidated balance sheets are summarized below (in thousands):

	December 31, 2023	December 31, 2022
Trade accounts payable	$32,225	$23,660
Accrued operating expenses	23,104	10,572
Accrued compensation costs	10,208	4,814
Asset retirement obligations – current portion	1,576	1,284
Accrued non-income based taxes	3,870	4,849
WTI contingency liability - current portion	14,282	1,600
Accrued corporate and legal fees	208	388
Other payables(1)(2)	13,343	13,033
Total accounts payable and accrued liabilities	$98,816	$60,200
(1) Included in Other Payables is $1.0 million and $6.0 million in payables for settled derivatives for the years ended December 31, 2023 and 2022, respectively.
(2) Included in Other Payables is $7.8 million in payables related to advances from joint interest owners in connection with our Chesapeake Transaction for the year ended December 31, 2023.

Cash and Cash Equivalents. We consider all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Restricted Cash. Restricted cash includes amounts held in escrow accounts to satisfy plugging and abandonment obligations and operational maintenance projects. As of December 31, 2023, there was $2.2 million and $5.6 million, in current and long-term restricted cash, respectively. There was no restricted cash as of December 31, 2022.

The following table is a reconciliation of the total cash and cash equivalents and restricted cash in the accompanying consolidated statements of cash flows and their corresponding balance sheet presentation (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$969	$792
Current restricted cash (1)	2,200	—
Long-term restricted cash (2)	5,560	—
Total cash, cash equivalents and restricted cash	$8,729	$792
(1) Current restricted cash is included in “Other Current Assets” on the accompanying consolidated balance sheet.
(2) Long-term restricted cash is included in “Other Long-Term Assets” on the accompanying consolidated balance sheet.

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

For the years ended December 31, 2023, 2022 and 2021, parties that accounted for 10% or more of our total oil and gas receipts were as follows:

Purchasers greater than 10%	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Kinder Morgan	15%	22%	26%
Shell Trading	11%	12%	12%
Enterprise Products	29%	*	*
Plains Marketing	*	11%	10%
Trafigura US	*	14%	16%
Twin Eagle	*	*	15%
*Oil and gas receipts less than 10%

Treasury Stock. Our treasury stock repurchases are reported at cost and are included in “Treasury stock held, at cost” on the accompanying consolidated balance sheets. For the years ended December 31, 2023, 2022 and 2021, we purchased 131,951, 120,350 and 74,586 treasury shares to satisfy withholding tax obligations arising upon the vesting of restricted shares. Additionally, for the year ended December 31, 2022, we received 41,375 shares in conjunction with our post-closing settlement for a previous acquisition.

Preferred Stock Purchase Rights. On September 20, 2022, the Board declared a dividend distribution of one preferred stock purchase right (each, a “Right”) for each outstanding share of our common stock. As of and after the Distribution Date (as defined in the Rights Agreement, as amended dated May 16, 2023, between the Company and American Stock Transfer & Trust Company (the “Rights Agreement”) governing the Rights), each right will become exercisable to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a purchase price of $160.00. This portion of a share of Preferred Stock would give the holder thereof approximately the same dividend, voting, and liquidation rights as would one share of Common Stock. Prior to exercise, the Right does not give its holder any dividend, voting or liquidation rights. The Rights will expire on the earliest of (a) 5:00 p.m., New York City time on the day after the 2024 annual shareholders’ meeting, (b) the time at which the Rights are redeemed (as described in the Rights Agreement), and (c) the time at which the Rights are exchanged in full.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021, and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, issued in December 2022. The guidance provides and clarifies optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments within these ASUs were in effect beginning March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2024. This guidance provides an optional practical expedient that allows qualifying modifications to be accounted for as a debt modification rather than be analyzed under existing guidance to determine if the modification should be accounted for as a debt extinguishment. The Company adopted this accounting pronouncement in conjunction with the execution of the Third Amendment to the Note Purchase Agreement in June 2023 and elected to apply this optional expedient. See Note 4 – Long-Term Debt for further discussion of the Company’s accounting for its existing debt and related issuance costs. The adoption of this accounting standard did not have a material impact on the Company's consolidated financial statements or disclosures.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance aims to improve the effectiveness of income tax disclosures primarily through improvements to the income tax rate reconciliation disclosure along with information on income taxes paid. The guidance is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. We are currently evaluating the impact of this standard; however, we do not expect it to have a material impact on our disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The guidance requires disclosures of certain general information related to the Company's segment. This includes information on the factors used to identify reportable segments, the types of products and services from which report segments generate revenues and whether operating segments have been aggregated. The new requirements will result in incremental disclosures in annual and interim reports. This guidance will apply to fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The new guidance must be applied retrospectively to all prior periods presented in the financial statements unless impracticable with early adoption permitted. We are currently evaluating the impact of this standard.

ATM Program. On August 13, 2021, the Company entered into an equity distribution agreement pursuant to which the Company was permitted to sell, from time to time in the open market, shares of the Company’s common stock, having aggregate proceeds of up to $40.0 million (the “ATM Program”). The Company used the net proceeds from sales through the ATM Program for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment or refinancing of outstanding debt, financing acquisitions or investments, financing other business opportunities, and general working capital purposes. During the year ended December 31, 2021, the Company sold 1,222,209 shares of common stock for net proceeds of $27.0 million after deducting sales agents' commissions and other related expenses. There were no shares of common stock sold under the ATM Program during the years ended December 31, 2023 and 2022, and the ATM Program has been terminated.

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

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS for the periods indicated below (in thousands, except per share amounts):

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS:
Net Income (Loss) and Share Amounts	$297,716	23,371	$12.74	$340,437	19,748	$17.24	$86,759	13,118	$6.61
Dilutive Securities:
Restricted Stock Unit Awards		104			162			285
Performance Based Stock Unit Awards		76			149			117
Stock Option Awards		20			38			—
Diluted EPS:
Net Income (Loss) and Assumed Share Conversions	$297,716	23,571	$12.63	$340,437	20,097	$16.94	$86,759	13,520	$6.42

On September 18, 2023, the Company issued 2,810,811 shares of its common stock in a registered underwritten offering, for aggregate net proceeds, after offering expenses and fees, of approximately $97.3 million. The offering expenses and fees associated with the offering were immaterial.

The following is a table of antidilutive options and shares excluded from the computation of Diluted EPS for the periods indicated below (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Antidilutive Securities:
Stock Option Awards	—	1	286
Restricted Stock Unit Awards	8	5	—
Performance Based Stock Unit Awards	—	—	—

3. Provision (Benefit) for Income Taxes

Income (Loss) before taxes is as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Income (Loss) Before Income Taxes	$381,329	$350,037	$93,157

The following is an analysis of the consolidated income tax provision (benefit) (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Current:
Federal	$—	$—	$—
State	527	(25)	186
Total current income tax provision (benefit)	527	(25)	186

Deferred:
Federal	80,634	7,188	5,500
State	2,452	2,437	712
Total deferred income tax provision (benefit)	83,086	9,625	6,212

Total tax provision (benefit)	$83,613	$9,600	$6,398

Reconciliations of income taxes computed using the U.S. Federal statutory rate of (21%) to the effective income tax rate are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Federal Statutory Rate	21.0%	21.0%	21.0%
State tax provisions (benefits), net of federal benefits	0.8%	0.7%	1.0%
Non-deductible expenses	0.2%	0.4%	0.6%
Other, net	(0.1)%	(0.1)%	0.6%
Valuation allowance adjustments	—%	(19.3)%	(16.2)%
Effective rate	21.9%	2.7%	6.9%

The tax effects of temporary differences representing the net deferred tax asset (liability) at December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Federal net operating loss (“NOL”) carryovers	$142,694	$130,296
Other carryover items	683	649
Asset retirement obligations	2,842	2,258
Share-based compensation	491	439
Lease liability	2,709	2,589
Interest	21,528	8,798
Other	1,253	963
Total deferred tax assets	$172,200	$145,992
Deferred tax liabilities:
Oil and gas exploration and development costs	$(232,902)	$(141,771)
Derivative contracts	(35,336)	(16,943)
Leased assets	(2,707)	(2,536)
Other	(482)	(883)
Total deferred tax liabilities	(271,427)	(162,133)
Net deferred tax asset (liabilities)	$(99,227)	$(16,141)
State net deferred tax liabilities	$(5,905)	$(3,453)
Federal net deferred tax liabilities	(93,322)	(12,688)
Net deferred tax asset (liabilities)	$(99,227)	$(16,141)

The Company’s NOL carryforward asset is attributable to Federal tax losses of $274.2 million generated from 2013 through 2017 and $405.3 million generated from 2018 through 2023. The losses generated before 2018 will expire between 2033 and 2037 if not utilized. The losses generated from 2018 through 2023 will not expire under the current tax code, but their usage will be limited to 80% of taxable income. In addition, the Company has a net interest expense carryforward of $102.5 million under Section 163(j) of the Code, which will not expire but the usage of which may be limited. We experienced an ownership change within the meaning of Section 382 during 2022 and our annual usage of losses up to the change date in 2022 may be limited; however, at this time, we do not expect any of the losses to expire unused. Should we experience another ownership change within the meaning of Section 382, our NOLs could be further limited.

Our U.S. federal and most state income tax returns from 2020 forward are subject to examination. For years prior to 2020 our U.S. federal returns are subject to examination to the extent of our net operating loss (NOL) carryforwards. Our Texas tax returns from 2018 forward are subject to examination. There are no material unresolved items related to periods previously audited by the taxing authorities. On August 15, 2022, President Biden signed the Inflation Reduction Act into law. Management has reviewed the tax provisions of this legislation and has determined that there are no provisions that would have a material impact on the Company.

4. Long-Term Debt

The Company's long-term debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Credit Facility Borrowings due 2026 (1)	$722,000	$542,000
Second Lien Notes due 2028	500,000	150,000
	1,222,000	692,000
Unamortized discount on Second Lien Notes	(7,820)	(882)
Unamortized debt issuance cost on Second Lien Notes	(12,289)	(2,587)
Total Debt	1,201,891	688,531
Less: Current portion of Second Lien Notes due 2028	28,125	—
Long-term debt, net	$1,173,766	$688,531
(1) Unamortized debt issuance costs on our Credit Facility borrowings are included in “Other Long-Term Assets” in our consolidated balance sheet. As of December 31, 2023 and 2022, we had $24.9 million and $8.7 million, respectively, in unamortized debt issuance costs on our Credit Facility borrowings.

The Company's five-year maturity related to our Second Lien Notes due 2028 is as follows (in thousands):

Payments due	2024	2025	2026	2027	2028	Total
Second Lien Notes Due 2028	28,125	37,500	37,500	37,500	359,375	500,000

Revolving Credit Facility. Amounts outstanding under our Credit Facility (defined below) were $722.0 million and $542.0 million as of December 31, 2023 and 2022, respectively. The Company is a party to a First Amended and Restated Senior Secured Revolving Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, and certain lenders party thereto, as amended through the Eleventh Amendment (as defined below) (such agreement, the “Credit Agreement” and the borrowing facility provided thereby, the “Credit Facility”).

In conjunction with the closing of the acquisition for certain oil and gas assets in South Texas from Chesapeake Energy Corporation described further in Note 9, the Company executed the Eleventh Amendment to the Credit Agreement on November 30, 2023 (the “Eleventh Amendment”) which secured $425.0 million of incremental commitments under its Credit Facility from existing and new lenders, thereby increasing lender commitments and the borrowing base under the Credit Facility to $1.2 billion from $775.0 million. The maturity date remained unchanged at October 19, 2026 and the maximum credit amounts remained unchanged at $2.0 billion. The Eleventh Amendment also permitted the issuance of up to $350.0 million principal amount of additional Second Lien Notes (as defined below), resulting in an aggregate principal amount of outstanding Second Lien Notes not to exceed $500.0 million and modified certain other terms of the Credit Agreement. Additionally, the Company incurred approximately $20.0 million in third party and legal fees in connection with the amendment.

The borrowing base is regularly redetermined on or about May and November of each calendar year and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, the Company and the administrative agent may request an unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders, in their discretion, in accordance with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $25.0 million, which reduces the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit. There were no outstanding letters of credit as of December 31, 2023 and 2022. Maintaining or increasing our borrowing base under our Credit Facility is dependent on many factors, including commodity prices, our hedge positions, changes in our lenders' lending criteria and our ability to raise capital to drill wells to replace produced reserves.

Interest under the Credit Facility is payable quarterly and accrues at the Company’s option either at an Alternative Base Rate plus the applicable margin (“ABR Loans”), the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin (“Term Benchmark Loans”) or Adjusted Daily Simple SOFR plus the applicable margin (“RFR Loans”). Effective upon the execution of the Tenth Amendment to the Credit Agreement on June 22, 2022, the applicable margin decreased by 50 basis points and ranged from 1.75% to 2.75% based on borrowing base utilization for ABR Loans and 2.75% to 3.75% based on borrowing base utilization for Term Benchmark Loans and RFR Loans. The Alternate Base Rate and SOFR are defined, and the applicable margins are set forth, in the Credit Agreement. Undrawn amounts under the Credit

Facility are subject to a 0.50% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the Credit Facility will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. As of December 31, 2023, the Company's weighted average interest rate on Credit Facility borrowings was 8.70%.

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

As of December 31, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Total interest expense on the Credit Facility, which includes commitment fees and amortization of debt issuance costs, was $55.7 million, $26.9 million and $11.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The amount of commitment fee amortization included in interest expense, net was $1.1 million, $1.2 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Effective November 30, 2023, the Company entered into the Fourth Amendment to the Note Purchase Agreement (the “Fourth Amendment”), which extended the maturity date from December 15, 2026 to December 15, 2028, and upsized the outstanding Second Lien Notes by $350.0 million, with a $7.0 million discount, for net proceeds of $343.0 million, in connection with the closing of certain oil and gas assets in South Texas from Chesapeake Energy Corporation described further in Note 9. The Company evaluated the amendment on a lender-by-lender basis as to whether it represented a debt extinguishment or modification and wrote off approximately $0.2 million in previously unamortized debt issuance costs and $0.1 million in previously unamortized debt discount during the year ended December 31, 2023 which is included within

“Interest expense, net” on the consolidated statements of operations. Additionally, the Company incurred approximately $10.6 million in third party fees in connection with the amendment. The new debt issuance cost and discount on the Second Lien Notes will be amortized through the new maturity date of December 15, 2028. The Fourth Amendment also (i) caused the maximum permitted ratio of Total Net Indebtedness to EBITDA (each as defined in the Note Purchase Agreement) for any fiscal quarter in which the maximum ratio of Total Debt to EBITDA (each as defined in the Credit Agreement) under the Credit Agreement is less than 3.00 to 1.00, to be reduced to a ratio that is 0.25 to 1.00 higher than that set forth in the Credit Agreement; (ii) amended the Minimum Asset Coverage Ratio (as defined in the Note Purchase Agreement) to be no less than (A) 1.10 to 1.00 through the fiscal quarter ending March 31, 2024 and (B) 1.25 to 1.00 thereafter, in each case of clause (A) and clause (B), tested on a quarterly basis; (iii) added a financial covenant whereby the Current Ratio (as defined in the Note Purchase Agreement) shall not be less than 1.00 to 1.00; (iv) decreased the mortgage coverage and title requirements from 90% to 85%; and (v) modified certain other terms of the Note Purchase Agreement. Additionally, the Second Lien Notes implemented a quarterly requirement for repayment of Notes, beginning on June 15, 2024, requiring the Company to redeem the Notes on each Interest Payment Date in an amount equal to $9.4 million provided the ratio of Total Indebtedness to EBITDA not exceed 2.25 to 1.00, subject to certain exceptions.

The Second Lien contains customary mandatory prepayment obligations upon asset sales (including hedge terminations), casualty events and incurrences of certain debt, subject to, in certain circumstances, reinvestment periods. Management believes the probability of mandatory prepayment due to default is remote. As of December 31, 2023, the Company's interest rate on Second Lien borrowings was 13.13%. As of December 31, 2023, the Company was in compliance with all financial covenants under the Second Lien.

The obligations under the Second Lien are secured, subject to certain exceptions and other permitted liens (including the liens created under the Credit Facility), by a perfected security interest, second in priority to the liens securing our Credit Facility, and mortgage lien on substantially all assets of the Company and its subsidiary, including a mortgage lien on oil and gas properties with at least 85% of estimated PV-9 (defined below) of proved reserves of the Company and its subsidiary and 85% of the book value attributed to the PV-9 of the non-proved oil and gas properties of the Company. PV-9 is determined using commodity price assumptions by the administrative agent of the Credit Facility. PV-9 value is the estimated future net revenues to be generated from the production of proved reserves discounted to present value using an annual discount rate of 9%.

As of December 31, 2023, net amounts recorded for the Second Lien Notes were $479.9 million, net of unamortized debt discount and debt issuance costs. Interest expense on the Second Lien totaled $24.4 million, $15.0 million and $17.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Debt Issuance Costs. Our policy is to capitalize upfront commitment fees and other direct expenses associated with our line of credit arrangement and then amortize such costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings. During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $30.6 million, $7.3 million and $3.6 million, respectively, for debt issuance costs incurred in connection with the amendments to our Credit Facility and Second Lien Notes. Additionally, the Company wrote-off $1.2 million and $0.4 million and $0.2 million in debt issuance costs during the years ended December 31, 2023, 2022 and 2021, respectively, related to changes under our Credit Facility and Second Lien Notes.

5. Price-Risk Management Activities

Derivatives are recorded on the consolidated balance sheets at fair value with changes in fair value recognized in earnings. The changes in the fair value of our derivatives are recognized in “Net gain (loss) on commodity derivatives” on the accompanying consolidated statements of operations. We have a price-risk management policy to use derivative instruments to protect against declines in oil and natural gas prices, primarily through the purchase of commodity price swaps and collars as well as basis swaps.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded gains of $235.8 million and losses of $78.0 million and $123.0 million, respectively, relating to our commodity derivative activities. The Company received net cash payments of $88.7 million, and made net cash payments of $219.6 million and $70.6 million for settled derivative contracts during the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded gains of $5.5 million, $4.1 million and less than $0.1 million, respectively, related to valuation changes on the 2021, 2022 and 2023 WTI (“West Texas Intermediate”) Contingency Payouts.

At December 31, 2023 and 2022, we had $13.5 million and $6.9 million, respectively, in receivables for settled derivatives which were included on the accompanying consolidated balance sheets in “Accounts receivable, net” and were subsequently collected in January 2024 and 2023, respectively. At December 31, 2023 and 2022, we also had $1.0 million and $6.0 million, respectively, in payables for settled derivatives which were included on the accompanying consolidated balance sheets in “Accounts payable and accrued liabilities” and were subsequently paid in January 2024 and 2023, respectively.

The fair values of our swap contracts are computed using observable market data whereas our collar contracts are valued using a Black-Scholes pricing model. At December 31, 2023 there was $116.5 million and $55.1 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $5.5 million and $2.5 million in current unsettled derivative liabilities and long-term unsettled derivative liabilities, respectively. At December 31, 2022, the Company had $52.5 million and $24.2 million in current unsettled derivative assets and long-term unsettled derivative assets, respectively, and $40.8 million and $7.7 million in current unsettled derivative liabilities and long-term unsettled derivative liabilities, respectively.

The Company uses an International Swap and Derivatives Association master agreement for our derivative contracts. This is an industry-standardized contract containing the general conditions of our derivative transactions including provisions relating to netting derivative settlement payments under certain circumstances (such as default). For reporting purposes, the Company has elected to not offset the asset and liability fair value amounts of its derivatives on the accompanying consolidated balance sheets. Under the right of set-off, there was a $163.6 million net fair value asset at December 31, 2023 and $28.2 million net fair value asset at December 31, 2022. For further discussion related to the fair value of the Company's derivatives, refer to Note 10 of these Notes to Consolidated Financial Statements.

The following tables summarize the weighted average prices as well as future production volumes for our future derivative contracts in place as of December 31, 2023.

Oil Derivative Swaps (New York Mercantile Exchange (“NYMEX”) WTI Settlements)	Total Volumes (Bbls)	Weighted Average Price	Weighted Average Collar Sub Floor Price	Weighted Average Collar Floor Price	Weighted Average Collar Call Price
Swap Contracts
2024 Contracts
1Q24	1,092,000	$77.39
2Q24	1,118,550	$77.18
3Q24	1,147,620	$76.29
4Q24	1,130,100	$75.96
2025 Contracts
1Q25	756,000	$72.18
2Q25	764,400	$72.05
3Q25	772,800	$71.95
4Q25	680,800	$71.60
2026 Contracts
1Q26	472,500	$68.94
2Q26	455,000	$68.98
3Q26	432,400	$69.03
4Q26	386,150	$69.09
Collar Contracts
2024 Contracts
1Q24	319,700			$58.95	$71.74
2Q24	215,000			$61.08	$73.57
3Q24	184,000			$63.50	$75.53
4Q24	184,000			$63.00	$75.35
2025 Contracts
1Q25	238,500			$64.00	$74.62
2Q25	227,500			$60.80	$72.22
2026 Contracts
1Q26	90,000			$64.00	$71.50
2Q26	91,000			$64.00	$71.50
3Q26	92,000			$64.00	$71.50
3-Way Collar Contracts
2024 Contracts
1Q24	8,247		$45.00	$57.50	$67.85
2Q24	7,757		$45.00	$57.50	$67.85

Oil Basis Swaps (Argus Cushing (WTI) and Magellan East Houston)	Total Volumes (MMBtu)	Weighted-Average Price
2024 Contracts
1Q24	364,000	$1.47
2Q24	364,000	$1.47
3Q24	368,000	$1.47
4Q24	368,000	$1.47
2025 Contracts
1Q25	360,000	$1.75
2Q25	364,000	$1.75
3Q25	368,000	$1.75
4Q25	368,000	$1.75
Calendar Monthly Roll Differential Swaps
2024 Contracts
1Q24	364,000	$0.69
2Q24	364,000	$0.69
3Q24	368,000	$0.69
4Q24	368,000	$0.69
2025 Contracts
1Q25	360,000	$0.43
2Q25	364,000	$0.43
3Q25	368,000	$0.43
4Q25	368,000	$0.43

Natural Gas Derivative Swaps (NYMEX Henry Hub Settlements)	Total Volumes (MMBtu)	Weighted Average Price	Weighted Average Collar Sub Floor Price	Weighted Average Collar Floor Price	Weighted Average Collar Call Price
Swap Contracts
2024 Contracts
1Q24	9,506,000	$4.03
2Q24	15,390,000	$3.60
3Q24	16,100,000	$3.71
4Q24	16,100,000	$4.04
2025 Contracts
1Q25	13,950,000	$4.25
2Q25	14,105,000	$3.72
3Q25	16,560,000	$3.86
4Q25	10,590,000	$4.15
2026 Contracts
1Q26	10,580,000	$4.49
2Q26	10,465,000	$3.56
3Q26	10,580,000	$3.74
4Q26	10,120,000	$4.14
Collar Contracts
2024 Contracts
1Q24	9,661,000			$3.94	$5.83
2Q24	4,643,000			$3.64	$4.28
3Q24	3,878,000			$3.77	$4.76
4Q24	3,865,000			$4.01	$5.34
2025 Contracts
1Q25	5,130,000			$4.00	$5.32
2Q25	4,914,000			$3.25	$3.98
3Q25	920,000			$3.50	$3.99
4Q25	920,000			$3.75	$4.65
3-Way Collar Contracts
2024 Contracts
1Q24	198,000		$2.00	$2.50	$3.37
2Q24	188,000		$2.00	$2.50	$3.37

Natural Gas Basis Derivative Swaps (East Texas Houston Ship Channel vs. NYMEX Settlements)	Total Volumes (MMBtu)	Weighted Average Price
2024 Contracts
1Q24	16,380,000	$(0.03)
2Q24	16,380,000	$(0.29)
3Q24	16,560,000	$(0.25)
4Q24	16,560,000	$(0.28)
2025 Contracts
1Q25	7,200,000	$(0.09)
2Q25	7,280,000	$(0.26)
3Q25	7,360,000	$(0.23)
4Q25	7,360,000	$(0.26)

NGL Swaps (Mont Belvieu)	Total Volumes (Bbls)	Weighted-Average Price
2024 Contracts
1Q24	491,400	$25.92
2Q24	491,400	$25.92
3Q24	496,800	$25.92
4Q24	496,800	$25.92
2025 Contracts
1Q25	360,000	$23.88
2Q25	364,000	$23.88
3Q25	368,000	$23.88
4Q25	368,000	$23.88

6. Commitments and Contingencies

We have gas transportation and processing minimum obligations amounting to $89.5 million for 2024, $102.0 million for 2025, $107.0 million for 2026, $104.6 million for 2027, $92.2 million for 2028 and $689.9 million in the aggregate. These gas transportation and processing minimum obligations represent gross future minimum transportation charges we are obligated to pay as of December 31, 2023. However, our consolidated financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property. Actual transportation under these contracts may exceed the minimum commitments previously stated. The Company incurred transportation expense related to these contracts of $14.0 million for the year ended December 31, 2023. Additionally, we have drilling commitments amounting to $4.8 million for 2024 and $2.1 million for 2025 and other contractual commitments related to tubing purchases amounting to $1.7 million for 2024.

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

The expense for awards issued to both employees and non-employees, which was recorded in “General and administrative, net” in the accompanying consolidated statements of operations was $5.5 million, $5.1 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Capitalized share-based compensation was $0.3 million, $0.2 million and $0.2 million and for the years ended December 31, 2023, 2022 and 2021.

We view stock option awards and restricted stock unit awards with graded vesting as single awards with an expected life equal to the average expected life of component awards, and we amortize the awards on a straight-line basis over the life of the awards. The Company accounts for forfeitures in compensation cost when they occur.

Our shares available for future grant under the 2016 Plan and Inducement Plan were 563,127 and 140,446, respectively, at December 31, 2023.

Stock Option Awards

The compensation cost related to these awards is based on the grant date fair value and is expensed over the vesting period (generally one to five years). We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards.

At December 31, 2023, we had no unrecognized compensation cost related to stock option awards. The following table represents stock option award activity for the years ended December 31, 2023, 2022 and 2021:

	Options Outstanding
	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance outstanding, January 1, 2023	196,162	26.46	4.4	438
Options exercised	—	—
Options expired	—	—
Options outstanding, December 31, 2023	196,162	$26.46	3.4	$525
Options exercisable, December 31, 2023	196,162	$26.46	3.4	$525

The total intrinsic value of stock options exercised during the year ended December 31, 2022 was $0.3 million. There were no stock options exercised during the years ended year ended December 31, 2023 or 2021.

Restricted Stock Units

The Plans allow for the issuance of restricted stock unit awards that generally may not be sold or otherwise transferred until certain restrictions have lapsed. The compensation cost related to these awards is based on the grant date fair value and is typically expensed over the requisite service period (generally one to five years).

As of December 31, 2023, we had unrecognized compensation expense of $4.3 million related to our restricted stock units which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 were $3.4 million, $7.7 million and $2.6 million, respectively.

The following table provides information regarding restricted stock unit activity for the year ended December 31, 2023:

	Shares	Wtd. Avg. Grant Price
Restricted stock units outstanding, December 31, 2022	227,114	21.18
Restricted stock units granted	197,073	23.81
Restricted stock units forfeited	(1,424)	25.44
Restricted stock units vested	(137,600)	17.80
Restricted stock units outstanding, December 31, 2023	285,163	$24.61

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

On February 24, 2021, the Company granted 161,389 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2021 to December 31, 2022. The awards contained market conditions which allowed a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $13.13 per unit or 157.6% of the stock price. The compensation expense for these awards was based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level was calculated based on actual stock price performance achieved during the performance period. The awards had a cliff-vesting period of two years. In the first quarter of 2023, the Board and its Compensation Committee approved payout of these awards at 188% of target. Accordingly, 303,410 shares were issued on February 22, 2023.

On February 23, 2022, the Company granted 122,111 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2022 to December 31, 2024. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $36.47 per unit or 150.93% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years. All PSUs granted remain outstanding related to this award as of December 31, 2023.

On February 23, 2023, the Company granted 120,749 PSUs for which the number of shares earned is based on the TSR of the Company's common stock relative to the TSR of its selected peers during the performance period from January 1, 2023 to December 31, 2025. The awards contain market conditions which allow a payout ranging between 0% and 200% of the target payout. The fair value as of the grant date was $31.18 per unit or 136.28% of the stock price. The compensation expense for these awards is based on the per unit grant date valuation using a Monte Carlo simulation multiplied by the target payout level. The payout level is calculated based on actual stock price performance achieved during the performance period. The awards have a cliff-vesting period of three years. All PSUs granted remain outstanding related to this award as of December 31, 2023.

As of December 31, 2023, we had unrecognized compensation expense of $4.2 million related to our PSUs based on the assumption of 100.0% target payout. The remaining weighted-average performance period is 1.6 years.

The following table provides information regarding PSU activity for the year ended December 31, 2023:

	Shares	Wtd. Avg. Grant Price
PSUs outstanding, December 31, 2022	283,500	$23.18
PSUs granted	120,749	$31.18
PSUs incremental shares granted	142,021	$13.13
PSUs vested	(303,410)	$13.13
PSUs outstanding, December 31, 2023	242,860	$33.84

Employee Savings Plan

We have a savings plan under Section 401(k) of the Internal Revenue Code. The Company contributed on behalf of eligible employees an amount up to 100% of the first 6% of compensation based on the contributions made by the eligible employees in 2023 and 2022. The Company's plan contributions of $0.8 million, $0.6 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, were paid in cash during each pay period. These amounts were recorded as “General and administrative, net” on the accompanying consolidated statements of operations.

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

Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The components of lease cost are classified as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Lease Costs Included in the Asset Additions in the Consolidated Balance Sheets
Property and equipment acquisitions - short-term leases	$21,631	$15,219
Property and equipment acquisitions - operating leases	—	—
Total lease costs in property, plant and equipment additions	$21,631	$15,219

	Year Ended December 31, 2023	Year Ended December 31, 2022
Lease Costs Included in the Consolidated Statements of Operations
Lease operating costs - short-term leases	$13,228	$6,275
Lease operating costs - operating leases	8,485	8,304
General and administrative, net - operating leases	808	754
Total lease cost expensed	$22,521	$15,333

The lease term and the discount rate related to the Company's leases are as follows:

	As of December 31, 2023	As of December 31, 2022
Weighted-average remaining lease term (in years)	5.0	2.5
Weighted-average discount rate	7.8%	4.6%

As of December 31, 2023, the Company's future undiscounted cash payment obligation for its operating lease liabilities are as follows (in thousands):

As of December 31, 2023
2024	$4,860
2025	3,296
2026	1,891
2027	1,367
2028	1,348
Thereafter	2,877
Total undiscounted lease payments	$15,639
Present value adjustment	(2,739)
Net operating lease liabilities	$12,900

Current lease liability	$4,001
Non-current lease liability	$8,899

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$9,531	$9,052
Non-cash Investing and Financing Activities
Additions to ROU assets obtained from new operating lease liabilities	$6,134	$5,342

Rental and lease expense was $22.5 million, $14.6 million and $7.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The rental and lease expense primarily relates to compressor rentals and the lease of our office space in Houston, Texas. During 2021 the Company entered into a five-year lease agreement for office space in Houston, Texas. The operating lease commenced on May 18, 2021. On November 16, 2023, the Company amended the lease agreement for additional office space in Houston and extended the lease term through October 31, 2030. As of December 31, 2023, the minimum contractual obligations were approximately $8.4 million in the aggregate related to our office lease.

9. Acquisitions and Dispositions

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

November 2021 Acquisition
On November 19, 2021, the Company closed on an acquisition of oil-weighted assets in the Eagle Ford. The acquired assets included wells and acreage in La Salle, McMullen, DeWitt and Lavaca counties. After consideration of closing adjustments, total aggregate consideration was approximately $77.4 million, consisting of $37.6 million in cash, 1,351,961 shares of our common stock valued at approximately $37.9 million based on the Company's share price on the closing date, and contingent consideration with an estimated fair value of $1.9 million. The contingent consideration consists of up to three earn-out payments of $1.6 million per year for each of 2022, 2023 and 2024, contingent upon the average monthly settlement price of WTI exceeding $70 per barrel for such year (the “2021 WTI Contingency Payout”). During the years ended December 31, 2023, 2022 and 2021, the Company recorded losses of $0.9 million, $1.2 million and less than $0.1 million, respectively, related to the 2021 WTI Contingency Payout recorded in “Net gain (loss) on commodity derivatives” on the consolidated statements of operations and recorded $1.6 million in earn-out consideration payable to the seller related to the 2023 and 2022 calendar year in “Accounts payable and accrued liabilities” on the consolidated balance sheets. For further discussion of the fair value related to the Company's contingent consideration, refer to Note 10 of these Notes to Consolidated Financial Statements. We incurred approximately $0.3 million in transaction costs for the year ended December 31, 2021. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

May 2022 Acquisition
On May 10, 2022, the Company closed the acquisition of certain oil and gas assets located in La Salle and McMullen Counties, Texas, as well as assumed the seller's commodity derivative contracts in place at the closing date, from SandPoint Operating, LLC, a subsidiary of SandPoint Resources, LLC (collectively, “SandPoint”). After consideration of closing adjustments, total aggregate consideration consisted of cash and 1,300,000 shares of our common stock based on the Company's share price on the closing date. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

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

June 2022 Acquisition
On June 30, 2022, the Company closed the acquisition of certain oil and gas assets located in Atascosa, La Salle, Live Oak and McMullen Counties, Texas, as well as assumed the seller's commodity derivative contracts in place at the closing date, from Sundance Energy, Inc., and its affiliated entities Armadillo E&P, Inc. and SEA Eagle Ford, LLC (collectively, “Sundance”). After consideration of closing adjustments, total aggregate consideration consisted of cash, 4,148,472 shares of our common stock based on the Company's share price on the closing date, accrued purchase price adjustments receivable and contingent consideration. The contingent consideration consists of up to two earn-out payments of $7.5 million each, contingent upon the average monthly settlement price of NYMEX West Texas Intermediate crude oil exceeding $95 per barrel for the period from April 13, 2022 through December 31, 2022 which would trigger a payment of $7.5 million in 2023 and $85 per barrel for 2023 which would trigger a payment of $7.5 million in 2024 (the “2022 WTI Contingency Payout”). The contingent payout for the period of April 13, 2022 through December 31, 2022 did not materialize. During the year ended December 31, 2023, the Company recorded gains of $1.0 million related valuation changes in the 2022 WTI Contingency Payout recorded in “Net gain (loss) on commodity derivatives” on the accompanying consolidated statements of operations. Additionally, as part of our post-close settlement we settled the 2022 WTI Contingency during the second quarter of 2023. As such, we recorded a non-cash gain of $1.1 million during the year ended December 31, 2023, and we are no longer required to make a contingency payment related to the 2022 WTI Contingency Payout. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

The following table represents the allocation of the total cost of the transaction to the assets acquired and liabilities assumed (in thousands):

Total Cost
Cash consideration	$219,866
Equity consideration	117,651
Fair value of contingent consideration	7,422
Total Consideration	344,939

Transaction costs	6,766

Total Cost of Transaction	$351,705

Allocation of Total Cost
Assets
Other current assets	$4,202
Oil and gas properties	397,401
Right of use assets	890
Total assets	402,493

Liabilities
Accounts payable and accrued liabilities	13,687
Fair value of commodity derivatives	33,767
Non-current lease liability	890
Asset retirement obligations	2,444
Total Liabilities	$50,788

Net Assets Acquired	$351,705

August 2022 Acquisition
On August 15, 2022, the Company closed the acquisition of certain oil and gas assets in Webb County, Texas. After consideration of closing adjustments, total cash consideration was approximately $31.2 million. We did not incur any significant transaction costs during the year ended December 31, 2022 related to the acquisition. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

October 2022 Acquisition
On October 31, 2022, the Company closed the acquisition of certain oil and gas assets in Dewitt and Gonzales Counties, Texas. After consideration of closing adjustments, total cash consideration was approximately $80.1 million. We did not incur any significant transaction costs during the year ended December 31, 2022 related to the acquisition. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for this transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

2022 Non-strategic Dispositions
During 2022, the Company closed on multiple dispositions of non-strategic oil and gas assets. After consideration of closing adjustments, total proceeds from the dispositions were approximately $4.3 million. There was no gain or loss recognized in connection with the dispositions.

2023 Chesapeake Acquisition
On November 30, 2023, SilverBow closed the acquisition of certain oil and gas properties from Chesapeake, with consideration comprised of (i) cash paid at the closing of the Chesapeake Transaction, (ii) accrued purchase price adjustments receivable which were substantially collected in January 2024, (iii) a deferred acquisition liability due on the first anniversary of the closing of the Chesapeake Transaction and (iv) an earn-out payment contingent upon the average monthly settlement price of NYMEX West Texas Intermediate crude oil for the 12 month period beginning December 2023 (the “2023 WTI Contingency Payout”). If the average monthly settlement price of WTI during the 12 month period (a) exceeds $80 per barrel, SilverBow shall pay Chesapeake an amount equal to $50 million or (b) is between $75 per barrel and $80 per barrel, SilverBow shall pay Chesapeake an amount equal to $25 million. If the average monthly settlement price of WTI during the 12 month period is below $75 per barrel, SilverBow shall not owe Chesapeake a contingent earn-out payment. During the year ended December 31, 2023, the Company recorded gains of $4.3 million related to valuation changes in the 2023 WTI Contingency Payout recorded in “Net gain (loss) on commodity derivatives” on the accompanying consolidated statements of operations. Management determined that substantially all the fair value of the gross assets acquired were concentrated in the proved oil and gas properties and have therefore accounted for the Chesapeake Transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed. The Chesapeake Transaction was funded with borrowings under the Company's Credit Facility, proceeds from the issuance of additional Second Lien Notes and cash on hand.

The following table represents the allocation of the total cost of the transaction to the assets acquired and liabilities assumed (in thousands):

Total Cost
Cash consideration	$594,588
Accrued purchase price adjustments receivable	(18,100)
Fair value of contingent consideration	16,933
Deferred acquisition liability	50,000
Total Consideration	643,421

Transaction costs	10,003
Total Cost of Transaction	$653,424

Allocation of Total Cost
Assets
Oil and gas properties	$657,921
Right of use assets	187
Total assets	658,108

Liabilities
Accounts payable and accrued liabilities	3,040
Lease liability	187
Asset retirement obligations	1,457
Total Liabilities	4,684
Net Assets Acquired	$653,424

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

The fair values of our derivative swap contracts are computed using observable market data whereas our derivative collar contracts are valued using a Black-Scholes pricing model. The fair value of the current and long-term 2021 WTI Contingency Payout, 2022 WTI Contingency Payout and 2023 WTI Contingency Payout, included within “Accounts payable and accrued liabilities” and “Other long-term liabilities” on the consolidated balance sheets, is estimated using observable market data and a Monte Carlo pricing model. These are considered Level 2 valuations (defined below).

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

Acquisitions. The Company recognized the assets acquired in our acquisitions at cost on a relative fair value basis (refer to Note 9 of these Notes to Consolidated Financial Statements). Fair value was determined using a discounted cash flow model. The underlying future commodity prices included in the Company’s estimated future cash flows of its proved oil and gas properties were determined using NYMEX forward strip prices as of the closing date of each acquisition. The estimated future cash flows also included management’s assumptions for the estimates of crude oil and natural gas proved properties, future operating and development costs and income taxes of the acquired properties and risk adjusted discount rates.

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

The following table presents our assets and liabilities that are measured on a recurring basis as of December 31, 2023 and 2022, and are categorized using the fair value hierarchy. For additional discussion related to the fair value of the Company's derivatives, refer to Note 5 of these Notes to Consolidated Financial Statements.

	Fair Value Measurements at
(in thousands)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets
Natural Gas Derivatives	$116,410	$—	$116,410	$—
Natural Gas Basis Derivatives	6,111	—	6,111	—
Oil Derivatives	39,940	—	39,940	—
Oil Basis Derivatives	708	—	708	—
NGL Derivatives	8,494	—	8,494	—
Liabilities
Natural Gas Derivatives	641	—	641	—
Natural Gas Basis Derivatives	2,599	—	2,599	—
Oil Derivatives	3,302	—	3,302	—
Oil Basis Derivatives	921	—	921	—
NGL Derivatives	550	—	550	—
2023 WTI Contingency Payout	12,682	—	12,682	—
2021 WTI Contingency Payout	2,310	—	2,310	—

December 31, 2022
Assets
Natural Gas Derivatives	$25,960	$—	$25,960	$—
Natural Gas Basis Derivatives	26,023	—	26,023	—
Oil Derivatives	14,604	—	14,604	—
NGL Derivatives	10,134	—	10,134	—
Liabilities
Natural Gas Derivatives	28,579	—	28,579	—
Natural Gas Basis Derivatives	409	—	409	—
Oil Derivatives	19,442	—	19,442	—
NGL Derivatives	104	—	104	—
2022 WTI Contingency Payout	2,135	—	2,135	—
2021 WTI Contingency Payout	1,453	—	1,453	—

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

The following provides a roll-forward of our asset retirement obligations (in thousands):

Asset Retirement Obligations as of December 31, 2021	$6,050
Accretion expense	534
Liabilities incurred for new wells, acquired wells and facilities construction	3,032
Reductions due to sold wells and facilities	(57)
Reductions due to plugged wells and facilities	(22)
Revisions in estimates	919
Asset Retirement Obligations as of December 31, 2022	$10,456
Accretion expense	985
Liabilities incurred for new wells, acquired wells and facilities construction	1,883
Reductions due to plugged wells and facilities	(718)
Revisions in estimates	554
Asset Retirement Obligations as of December 31, 2023	$13,160

At December 31, 2023 and 2022, approximately $1.6 million and $1.3 million, respectively, of our asset retirement obligations were classified as current liabilities in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheets.

Supplementary Information (unaudited)

SilverBow Resources, Inc. and Subsidiary
Oil and Gas Operations

Capitalized Costs. The following table presents our aggregate capitalized costs relating to oil and natural gas producing activities and the related depreciation, depletion, and amortization (in thousands):

Total
December 31, 2023
Proved oil and gas properties	$3,562,268
Unproved oil and gas properties	28,375
Total	3,590,643
Accumulated depreciation, depletion, amortization and impairment	(1,218,958)
Net capitalized costs	$2,371,685

December 31, 2022
Proved oil and gas properties	$2,506,853
Unproved oil and gas properties	16,272
Total	2,523,125
Accumulated depreciation, depletion, amortization and impairment	(1,000,086)
Net capitalized costs	$1,523,039

There were $28.4 million and $16.3 million of unproved property costs at December 31, 2023 and 2022, respectively, excluded from the amortizable base. We evaluate the majority of these unproved costs within a two- to four-year time frame.

Capitalized asset retirement obligations have been included in the Proved oil and gas properties as of December 31, 2023 and 2022.

Costs Incurred. The following table sets forth costs incurred related to our oil and natural gas operations (in thousands) for the periods indicated:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Lease acquisitions and prospect costs	$19,836	$20,276	$7,241
Exploration	—	—	—
Development (1) (3)	388,598	308,240	122,712
Acquisition of property(4)	659,797	592,945	138,016
Total acquisition, exploration, and development (2)	$1,068,231	$921,461	$267,969

(1) Facility construction costs and capital costs have been included in development costs, and totaled $30.1 million, $23.8 million and $9.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2) Includes capitalized general and administrative costs directly associated with the acquisition, exploration, and development efforts of approximately $5.5 million, $4.3 million and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was no capitalized interest on unproved properties for the years ended December 31, 2023, 2022 and 2021.
(3) Includes asset retirement obligations incurred, including revisions, of approximately $0.3 million, $1.2 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(4) Includes $156.3 million and $83.5 million in equity consideration for acquisitions of property for the years ended December 31, 2022 and 2021. Also includes $1.5 million, $2.7 million and $0.7 million in asset retirement obligations assumed in connection with acquisitions of property for the years ended December 31, 2023, 2022 and 2021, respectively.

Supplementary Reserves Information. The following information presents estimates of our proved oil and natural gas reserves. Reserves were prepared in accordance with SEC rules by H.J. Gruy and Associates, Inc. (“Gruy”) as of December 31, 2023, 2022 and 2021. Proved reserves, as of December 31, 2023, 2022 and 2021, were based upon the preceding 12-months' average price based on closing prices on the first business day of each month, or prices defined by existing contractual arrangements which are held constant, for that year's reserves calculation. The 12-month 2023 average adjusted prices after differentials used in our calculations were $2.30 per Mcf of natural gas, $76.79 per barrel of oil, and $25.43 per barrel of NGL compared to $6.14 per Mcf of natural gas, $94.36 per barrel of oil, and $34.76 per barrel of NGL for the 12-month average 2022 prices and $3.75 per Mcf of natural gas, $63.98 per barrel of oil, and $25.29 per barrel of NGL for 2021.

	Total	Natural Gas	Oil	NGL
Estimates of Proved Reserves	(Boe)	(Mcf)	(Bbls)	(Bbls)
Proved reserves as of December 31, 2020	184,402,513	948,094,943	12,531,501	13,855,188
Extensions, discoveries, and other additions (3)	59,895,777	324,625,474	3,930,631	1,860,900
Revisions of previous estimates (1)	(33,078,574)	(199,625,710)	(1,644,367)	1,836,746
Purchases of minerals in place (4)	37,760,832	142,794,045	10,942,051	3,019,773
Production	(13,018,813)	(60,509,606)	(1,461,657)	(1,472,222)
Proved reserves as of December 31, 2021	235,961,735	1,155,379,146	24,298,159	19,100,385
Extensions, discoveries, and other additions (3)	94,539,189	514,492,260	5,423,639	3,366,839
Revisions of previous estimates (1)	(456,014)	561,425	(1,097,823)	548,238
Purchases of minerals in place (4)	59,245,115	126,849,989	26,393,737	11,709,713
Sales of minerals in place	(442,746)	(772,177)	(194,839)	(119,211)
Production	(16,409,985)	(70,958,470)	(2,633,679)	(1,949,894)
Proved reserves as of December 31, 2022	372,437,294	1,725,552,173	52,189,194	32,656,070
Extensions, discoveries, and other additions (3)	43,686,640	119,845,187	16,354,678	7,357,764
Revisions of previous estimates (1)	(91,345,586)	(420,648,210)	(12,874,771)	(8,362,781)
Purchases of minerals in place (4)	142,738,313	333,089,681	44,635,572	42,587,795
Production	(21,666,699)	(79,899,894)	(5,346,813)	(3,003,236)
Proved reserves as of December 31, 2023	445,849,962	1,677,938,937	94,957,860	71,235,612

Proved developed reserves (2)
December 31, 2020	84,358,235	415,390,459	6,962,826	8,163,666
December 31, 2021	109,705,103	525,736,580	9,692,076	12,390,263
December 31, 2022	158,796,480	695,481,580	23,360,025	19,522,859
December 31, 2023	202,119,513	736,075,384	40,738,215	38,702,068

Proved undeveloped reserves
December 31, 2020	100,044,279	532,704,484	5,568,676	5,691,522
December 31, 2021	126,256,632	629,642,566	14,606,082	6,710,122
December 31, 2022	213,640,813	1,030,070,593	28,829,169	13,133,211
December 31, 2023	243,730,448	941,863,553	54,219,645	32,553,544
(1) Revisions of previous estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics, reservoir pressure and commodity pricing. The downward revisions for 2023 include approximately 9.9 MMboe due to performance revisions, 5.0 MMboe due to demonstrated changes in operating expenses, 56.7 MMboe attributable to the reclassification of PUDs to unproved primarily due to negative changes in commodity pricing and changes in the Company's five-year development plan and a Company-wide negative commodity sales price revision of 19.2 MMboe. The downward revisions for 2022 include approximately 7.9 MMboe due to performance revisions, 1.5 MMboe due to demonstrated changes in operating expenses and 0.5 MMboe attributable to the reclassification of PUDs to unproved due to changes in the Company's five-year development plan, partially offset by positive revision of 6.0 MMboe due to incremental interest related to non-consent participation of a working interest partner in our Webb County Gas operating area and a Company-wide positive commodity sales price revisions of 3.4 MMboe. The downward revisions for 2021 include approximately 28.4 MMboe attributable to the reclassification of PUDs to unproved due to changes in the Company's five-year development plan, 10.5 MMboe due to performance revisions, and 1.1 MMboe due to demonstrated changes in operating expenses, partially offset by Company-wide positive commodity sales price revisions of 7.0 MMboe.
(2) At December 31, 2023, 2022 and 2021, 45%, 43% and 46% of our reserves were proved developed.
(3) The 2023 additions were due to discovery and extensions of 43.7 MMboe attributable to drilling results of 35.3 MMboe and leasing of adjacent acreage of 8.4 MMboe. Similarly, the 2022 additions were due to discovery and extensions of 94.5 MMboe attributable to drilling results of 26.6 MMboe and leasing of adjacent acreage of 68.0 MMboe. Similarly, the 2021 additions were due to discovery and extensions of 59.9 MMboe attributable to drilling results of 55.3 MMboe and leasing of adjacent acreage of 4.6 MMboe.
(4) Purchases of minerals in place for 2023 are 142.7 MMboe and relate to our November 2023 Acquisition. Purchases of minerals in place for 2022 are 59.3 MMboe and relate to our May 2022 Acquisition of 14.2 MMboe, June 2022 Acquisition of 33.7 MMboe, August 2022 Acquisition of 4.3 MMboe and October

2022 Acquisition of 7.1 MMboe. Purchases of minerals in place for 2021 are 37.8 MMboe and relate to our August 2021 Acquisition of 18.9 MMboe, October 2021 Acquisition of 7.5 MMboe, November 2021 Acquisition of 9.1 MMboe and several smaller acquisitions totaling 2.2 MMboe.

Standardized Measure of Discounted Future Net Cash Flows. The Standardized Measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

	As of December 31,
	2023	2022	2021
Future gross revenues	$12,969,683	$16,660,470	$6,370,628
Future production costs	(4,847,117)	(4,039,248)	(1,853,856)
Future development costs (1)	(2,664,248)	(2,063,508)	(753,046)
Future net cash flows before income taxes	5,458,318	10,557,714	3,763,726
Future income taxes	(735,545)	(1,953,345)	(584,613)
Future net cash flows after income taxes	4,722,773	8,604,369	3,179,113
Discount at 10% per annum	(2,403,331)	(4,564,123)	(1,620,651)
Standardized Measure of discounted future net cash flows relating to proved oil and natural gas reserves	$2,319,442	$4,040,246	$1,558,462
(1) These amounts include future costs related to plugging and abandoning the Company's wells.

The Standardized Measure of discounted future net cash flows from production of proved reserves as of December 31, 2023, 2022 and 2021, were developed as follows:

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

The following are the principal sources of changes in the Standardized Measure of discounted future net cash flows (in thousands) for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Beginning balance	$4,040,246	$1,558,462	$512,952

Revisions to reserves proved in prior years:
Net changes in prices, net of production costs	(2,933,837)	1,852,439	781,786
Net changes in future development costs	(50,504)	(208,188)	1,569
Net changes due to revisions in quantity estimates	(1,132,376)	(4,218)	(43,379)
Accretion of discount	496,401	181,678	52,627
Changing in timing and other	53,531	(176,112)	29,303
Total revisions	(3,566,785)	1,645,599	821,906

New field discoveries and extensions, net of future production and development costs	340,307	968,093	400,008
Purchase of reserves	1,166,443	1,051,869	345,300
Sales of minerals in place	—	(5,209)	—
Sales of oil and gas produced, net of production costs	(464,199)	(621,686)	(336,028)
Previously estimated development costs incurred	224,052	108,566	59,318
Net change in income taxes	579,378	(665,448)	(244,994)
Net change in Standardized Measure of discounted future net cash flows	(1,720,804)	2,481,784	1,045,510
Ending balance	$2,319,442	$4,040,246	$1,558,462

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our May 21, 2024 annual shareholders' meeting is incorporated herein by reference.

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

Item 11. Executive Compensation.
The information required under Item 11 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our May 21, 2024 annual shareholders' meeting is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under Item 12 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our May 21, 2024 annual shareholders' meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under Item 13 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our May 21, 2024 annual shareholders' meeting is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required under Item 14 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our May 21, 2024 annual shareholders' meeting is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

    1. The following consolidated financial statements of SilverBow together with the report thereon of BDO USA, P.C. dated February 29, 2024, and the data contained therein are included in Item 8 hereof:

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

4.4
Registration Rights Agreement, dated as of April 22, 2016, by and among SilverBow Resources, Inc. and the stockholders party thereto (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed April 28, 2016, File No. 001-08754).

4.5
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

4.9
Registration Rights Agreement, dated June 30, 2022, between SilverBow Resources, Inc. and Sundance Energy, Inc. (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form S-3 filed July 6, 2022, File No. 333-266032).

4.10*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

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

10.12
Eleventh Amendment to First Amended and Restated Senior Secured Revolving Credit Agreement, dated November 30, 2023, among SilverBow Resources, Inc., the guarantors party thereto, JPMorgan Chase Bank, N.A, and the lenders party thereto (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed December 1, 2023, File No. 001-08754).

10.13
Note Purchase Agreement dated as of December 15, 2017 by and among SilverBow Resources, Inc., as issuer, U.S. Bank National Association, as agent and collateral agent and the purchasers party thereto (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.'s Form 8-K filed December 19, 2017, File No. 001-08754).

10.14
First Amendment to Note Purchase Agreement dated as of April 20, 2018, by and among SilverBow Resources, Inc., as issuer, U.S. Bank National Association, as agent and collateral agent, the guarantors party thereto and the purchasers party thereto (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed April 25, 2018, File No. 001-08754).

10.15
Second Amendment to Note Purchase Agreement dated as of November 12, 2021, by and among SilverBow Resources, Inc., as issuer, U.S. Bank National Association, as agent and collateral agent, the guarantors party thereto and the purchasers party thereto (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed November 15, 2021, File No. 001-08754).

10.16
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

10.17
Fourth Amendment to Note Purchase Agreement, dated November 30, 2023, among SilverBow Resources, Inc., the guarantors party thereto, U.S. Bank Trust Company, National Association, the note purchasers and other parties party thereto (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed December 1, 2023, File No. 00108754).

10.18
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

10.19+	SilverBow Resources, Inc. 2016 Equity Incentive Plan (incorporated by reference as Exhibit 4.1 to SilverBow Resources, Inc.’s Form S-8 filed April 27, 2016, File No. 333- 210936).

10.20+
Amendment to SilverBow Resources, Inc. 2016 Equity Incentive Plan, effective May 5, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed May 5, 2017, File No. 001-08754).

10.21+
First Amendment to SilverBow Resources, Inc. 2016 Equity Incentive Plan, effective January 1, 2017 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed May 17, 2017, File No. 001-08754).

10.22+
Second Amendment to SilverBow Resources, Inc. 2016 Equity Incentive Plan, effective April 2, 2019 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed May 22, 2019, File No. 001-08754).

10.23+
Third Amendment to SilverBow Resources, Inc. 2016 Equity Incentive Plan, effective May 17, 2022 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 8-K filed May 17, 2022, File No. 001-08754).

10.24+	Form of Stock Option Agreement - Emergence Grant (Type I) (incorporated by reference as Exhibit 4.2 to SilverBow Resources, Inc.’s Form S-8 filed April 27, 2016, File No. 333-210936).

10.25+	Form of Stock Option Agreement - Emergence Grant (Type II) (incorporated by reference as Exhibit 4.3 to SilverBow Resources, Inc.’s Form S-8 filed April 27, 2016, File No. 333-210936).

10.26+	Form of Stock Option Agreement - Non Employee Directors (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed June 14, 2016, File No. 001-08754).

10.27+	Form of Performance Share Unit Agreement – Officers 2021 (incorporated by reference as Exhibit 10.3 to SilverBow Resources, Inc.’s Form 10-Q filed May 6, 2021, File No. 001-08754).

10.28+	Form of Cash Incentive Award Agreement – Officers 2021 (incorporated by reference as Exhibit 10.4 to SilverBow Resources, Inc.’s Form 10-Q filed May 6, 2021, File No. 001-08754).

10.29+	Form of Restricted Stock Unit Agreement - Non-Employee Directors 2022 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 10-Q filed May 5, 2022, File No. 001-08754).

10.30+	Form of Restricted Stock Unit Agreement – Officers 2022 (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 10-Q filed May 5, 2022, File No. 001-08754).

10.31+	Form of Performance Share Unit Agreement – Officers 2022.(incorporated by reference as Exhibit 10.3 to SilverBow Resources, Inc.’s Form 10-Q filed May 5, 2022, File No. 001-08754).

10.32+	Form of Restricted Stock Unit Agreement – Non-Employee Directors 2023 (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Form 10-Q, filed May 4, 2023, File No. 001-08754).

10.33+	Form of Restricted Stock Unit Agreement – Officers 2023 (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 10-Q, filed May 4, 2023, File No. 001-08754).

10.34+	Form of Performance Share Unit Agreement – Officers 2023 (incorporated by reference as Exhibit 10.3 to SilverBow Resources, Inc.’s Form 10-Q, filed May 4, 2023, File No. 001-08754).

10.35+	SilverBow Resources Inc. Inducement Plan (incorporated by reference as Exhibit 4.4 to SilverBow Resources, Inc.’s Form S-8 filed December 21, 2016, File No. 333-21535).

10.36+
First Amendment to SilverBow Resources, Inc. Inducement Plan, effective May 5, 2017 (incorporated by reference as Exhibit 10.2 to SilverBow Resources, Inc.’s Form 8-K filed May 5, 2017, File No. 001-08754).

10.37+	Form of Restricted Stock Unit Agreement - Inducement Plan (incorporated by reference as Exhibit 4.5 to SilverBow Resources, Inc.’s Form S-8 filed December 21, 2016, File No. 333-21535).

10.38+	Form of Stock Option Agreement - Inducement Plan (incorporated by reference as Exhibit 4.6 to SilverBow Resources, Inc.’s Form S-8 filed December 21, 2016, File No. 333-215235).

10.39+
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

10.45+
Form of Indemnity Agreement for SilverBow Resources, Inc. directors and officers (incorporated by reference as Exhibit 10.47 to SilverBow Resources, Inc.’s Form 10-K filed March 2, 2023, File No. 001-08754).

10.46
Purchase and Sale Agreement, dated August 11, 2023, between SilverBow Resources Operating, LLC and Chesapeake Exploration, L.L.C., Chesapeake Operating, L.L.C., Chesapeake Energy Marketing, L.L.C. and Chesapeake Royalty, L.L.C. (incorporated by reference as Exhibit 10.1 to SilverBow Resources, Inc.’s Current Report on Form 8-K filed August 14, 2023, File No. 001-08754).

21 *	List of Subsidiaries of SilverBow Resources, Inc.

23.1*	Consent of H.J. Gruy and Associates, Inc.

23.2*	Consent of BDO USA, P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97*	SilverBow Resources, Inc. Clawback Policy dated October 25, 2023.

99.1*	The reserves letter of H.J. Gruy and Associates, Inc. dated February 1, 2024.

101*	The following materials from SilverBow Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Stockholders Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
# Furnished herewith.
+ Management contract or compensatory plan or arrangement.

Item 16. 10-K Summary.

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, SilverBow Resources, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2024.

SILVERBOW RESOURCES, INC.

By: /s/ Sean C. Woolverton
Sean C. Woolverton
Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, SilverBow Resources, Inc., and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Sean C. Woolverton	Chief Executive Officer and Director	February 29, 2024
Sean C. Woolverton

Executive Vice President,
/s/ Christopher M. Abundis	Chief Financial Officer and	February 29, 2024
Christopher M. Abundis	General Counsel

/s/ W. Eric Schultz	Vice President of Accounting and	February 29, 2024
W. Eric Schultz	Controller

Chairman of the Board
/s/ Marcus C. Rowland	Director	February 29, 2024
Marcus C. Rowland

/s/ Ellen R. DeSanctis	Director	February 29, 2024
Ellen R. DeSanctis

/s/ Michael Duginski	Director	February 29, 2024
Michael Duginski

/s/ Gabriel L. Ellisor	Director	February 29, 2024
Gabriel L. Ellisor

/s/ Jennifer M. Grigsby	Director	February 29, 2024
Jennifer M. Grigsby

/s/ Christoph O. Majeske	Director	February 29, 2024
Christoph O. Majeske

/s/ Kathleen McAllister	Director	February 29, 2024
Kathleen McAllister

/s/ Charles W. Wampler	Director	February 29, 2024
Charles W. Wampler